Form 10-K
period 2006-12-31
Triangle Capital CORP
filed 2007-03-29
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33130
Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	06-1798488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3600 Glenwood Avenue, Suite 104	27612
Raleigh, North Carolina	(Zip Code)
(Address and zip code of principal executive offices)
Registrant’s telephone number, including area code: (919) 719-4770
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant’s common stock was not publicly traded on the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock on March 22, 2007 was 6,686,760.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS
     This Annual Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report and elsewhere in this Annual Report. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
PART I
Item 1. Business.
Formation of Our Company
     We are a recently organized Maryland corporation, formed on October 10, 2006, for the purposes of acquiring 100% of the equity interests in Triangle Mezzanine Fund LLLP (the “Existing Fund”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in our initial public offering, which was completed in February 2007 (the “Offering”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to the Existing Fund prior to the Offering and to Triangle Capital Corporation and its subsidiaries, including the Existing Fund, after the Offering. At the time of closing of the Offering, we consummated the following formation transactions (“Formation Transactions”):
•	We acquired 100% of the limited partnership interests in the Existing Fund, which became our wholly owned subsidiary, retained its license by the United States Small Business Administration (the “SBA”) to operate as a small business investment company (an “SBIC”), continued to hold its existing investments and will make new investments with the net proceeds of the Offering.

•	We acquired 100% of the equity interests in TML, the general partner of the Existing Fund.
     The Offering consisted of the sale of 4,770,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds to us of approximately $65.2 million after deducting offering costs. As a result of the Offering and the Formation Transactions described above, we and the Existing Fund are closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act.

     The following chart reflects graphically our organizational structure after the Offering and consummation of the Formation Transactions:

(1)	Based on 6,686,760 shares of common stock outstanding.
     Our headquarters are in Raleigh, North Carolina, and our Internet address is www.tcap.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Copies of this Annual Report and other reports are available without charge upon written request to us.
Overview of our Business
     We are a specialty finance company that provides customized financing solutions to lower middle market companies located throughout the United States, with an emphasis on the Southeast. We define lower middle market companies as those having revenues between $10.0 and $100.0 million. Our investment objective is to seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments. Our investment philosophy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests.
     We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $2.0 and $10.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.
     Historically, our investments generally have ranged from $2.0 to $4.0 million due to certain investment limitations imposed by the SBA. In certain situations, we have partnered with other funds to provide larger financing commitments. With the additional capital from our recently completed Offering, we intend to increase our financing commitments to between $5.0 and $15.0 million per portfolio company. We are continuing to operate the Existing Fund as an SBIC and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2006, we had investments in 19 portfolio companies, with an aggregate cost of $52.7 million.

Our Business Strategy
     We seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments by:
•	Focusing on Underserved Markets. We believe that broad-based consolidation in the financial services industry coupled with operating margin and growth pressures have caused financial institutions to de-emphasize services to lower middle market companies in favor of larger corporate clients and capital market transactions. We believe these dynamics have resulted in the financing market for lower middle market companies to be underserved, providing us with greater investment opportunities.

•	Providing Customized Financing Solutions. We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. Typically we invest in senior subordinated debt securities, coupled with equity interests. We believe our ability to customize financing arrangements makes us an attractive partner to lower middle market companies.

•	Leveraging the Experience of Our Management Team. Our senior management team has more than 100 years of combined experience advising, investing in, lending to and operating companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at investment banks, specialty finance companies, commercial banks, and privately and publicly held companies in the capacity of executive officers. We believe this diverse experience provides us with an in depth understanding of the strategic, financial and operational challenges and opportunities of lower middle market companies. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

•	Applying Rigorous Underwriting Policies and Active Portfolio Management. Our senior management team has implemented rigorous underwriting policies that are followed in each transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, allowing us to better assess the company’s prospects. After investing in a company, we monitor the investment closely, typically receiving monthly, quarterly and annual financial statements. We analyze and discuss in detail the company’s financial performance with management in addition to attending regular board of directors meetings. We believe that our initial and ongoing portfolio review process allows us to monitor effectively the performance and prospects of our portfolio companies.

•	Taking Advantage of Low Cost Debentures Guaranteed by the SBA. Our license to do business as an SBIC allows us to issue fixed-rate, low interest debentures which are guaranteed by the SBA and sold in the capital markets, potentially allowing us to increase our net interest income beyond the levels achievable by other BDCs utilizing traditional leverage.

•	Maintaining Portfolio Diversification. While we focus our investments in lower middle market companies, we seek to diversify across various industries. We monitor our investment portfolio to ensure we have acceptable diversification, using industry and market metrics as key indicators. By monitoring our investment portfolio for diversification we seek to reduce the effects of economic downturns associated with any particular industry or market sector. However, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

•	Utilizing Long-Standing Relationships to Source Deals. Our senior management team maintains extensive relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that our network of relationships will continue to produce attractive investment opportunities.

Investments
Debt Investments
     We tailor the terms of our debt investments to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. To that end, we typically seek board observation rights with each of our portfolio companies and offer managerial assistance. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and put rights. We typically add a prepayment penalty structure to enhance our total return on our investments.
     We typically invest in senior subordinated notes. Senior subordinated notes are junior to senior secured debt but senior to other series of subordinated notes. Our subordinated debt investments generally have terms of 3 to 6 years and provide for fixed interest rates between 11.0% and 13.0% per annum. Our subordinated note investments generally are secured by a second priority security interest in the assets of the borrower. Our subordinated debt investments generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment in kind, or PIK interest. In our negotiations with potential portfolio companies, we now generally seek to minimize PIK interest as we have to pay out such accrued interest as dividends to our stockholders, and we may have to borrow money or raise additional capital in order to meet the requirement of having to pay out at least 90.0% of our income to continue to qualify as a Regulated Investment Company, or RIC, for federal tax purposes. At December 31, 2006, the weighted average yield on all of our outstanding debt investments was approximately 13.3% and the weighted average yield, not including PIK interest, was 11.4%.
Equity Investments
     When we provide financing, we may acquire equity interests in the portfolio company. We generally seek to structure our equity investments as non-control investments to provide us with minority rights and event-driven or time-driven puts. We also seek to obtain registration rights in connection with these investments, which may include demand and “piggyback” registration rights, board observation rights and put rights. Our investments have in the past and may in the future contain a synthetic equity position pursuant to a formula typically setting forth royalty rights we may exercise in accordance with such formula.
Investment Criteria
     We utilize the following criteria and guidelines in evaluating investment opportunities. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.
•	Established Companies With Positive Cash Flow. We seek to invest in established companies with a history of generating revenues and positive cash flows. We typically focus on companies with a history of profitability and minimum trailing twelve month EBITDA of $2.0 million. We do not invest in start-up companies, distressed situations, “turn-around” situations or companies that we believe have unproven business plans.

•	Experienced Management Teams With Meaningful Equity Ownership. Based on our prior investment experience, we believe that a management team with significant experience with a portfolio company or relevant industry experience and meaningful equity ownership is more committed to a portfolio company. We believe a management team with these attributes is more likely to manage the portfolio company in a manner that protects our debt investment and enhances the value of our equity investment.

•	Strong Competitive Position. We seek to invest in companies that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and compete in industries with barriers to entry. We also seek to invest in companies that exhibit a competitive advantage, which may help to protect their market position and profitability.

•	Diversified Customer and Supplier Base. We prefer to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

•	Significant Invested Capital. We believe the existence of significant underlying equity value provides important support to investments. We will look for portfolio companies that we believe have sufficient value beyond the layer of the capital structure in which we invest.
Investment Process
     Our investment committee is responsible for all aspects of our investment process. The members of our investment committee are Messrs. Garland S. Tucker III, Brent P.W. Burgess, Steven C. Lilly, Tarlton H. Long, and David F. Parker. Our investment committee meets once a week but also meets on an as needed basis depending on transaction volume. Our investment committee has organized our investment process into five distinct stages:
•	Origination

•	Due Diligence and Underwriting

•	Approval

•	Documentation and Closing

•	Portfolio Management and Investment Monitoring
     Our investment process is summarized in the following chart:
Origination
     The origination process for our investments includes sourcing, screening, preliminary due diligence, transaction structuring, and negotiation. Our origination process ultimately leads to the issuance of a non-binding term sheet. Investment origination is conducted by our seven investment professionals who are responsible for sourcing potential investment opportunities. Our investment professionals utilize their extensive relationships with various financial sponsors, entrepreneurs, attorneys, accountants, investment bankers and other non-bank providers of capital to source transactions with prospective portfolio companies.
     If a transaction meets our investment criteria, we perform preliminary due diligence, taking into consideration some or all of the following factors:
•	A comprehensive financial model that we prepare based on quantitative analysis of historical financial performance, financial projections and pro forma financial ratios assuming investment;

•	Competitive landscape surrounding the potential investment;

•	Strengths and weaknesses of the potential investment’s business strategy and industry;

•	Results of a broad qualitative analysis of the company’s products or services, market position, market dynamics and customers and suppliers; and

•	Potential investment structures, certain financing ratios and investment pricing terms.
     If the results of our preliminary due diligence are satisfactory, the origination team prepares a Summary Transaction Memorandum which is presented to our investment committee. If our investment committee recommends moving forward, we issue a non-binding term sheet to the potential portfolio company. Upon execution of a term sheet, we begin our formal due diligence and underwriting process as we move toward investment approval.
Due Diligence and Underwriting
     Our due diligence on a prospective investment is completed by a minimum of two investment professionals, which we define as the underwriting team. The members of the underwriting team work together to conduct due diligence and to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance through various methods, including, among others, on-site visits with management, in-depth review of projected financial data, interviews with customers and suppliers, management background checks, third-party accounting reports and review of any material contracts..
     In most circumstances, we utilize outside experts to review the legal affairs, accounting systems and results, and, where appropriate, we engage specialists to investigate issues like environmental matters and general industry outlooks. During the underwriting process, significant attention is given to sensitivity analyses and how companies might be expected to perform in a protracted “downside” operating environment. In addition, we analyze key financing ratios and other industry metrics, including total debt to EBITDA, EBITDA to fixed charges, EBITDA to total interest expense, total debt to total capitalization and total senior debt to total capitalization.
     Upon completion of a satisfactory due diligence review and as part of our evaluation of a proposed investment, the underwriting team prepares an Investment Memorandum for presentation to our investment committee. The Investment Memorandum includes information about the potential portfolio company such as its history, business strategy, potential strengths and risks involved, analysis of key customers and suppliers, working capital analysis, third party consultant findings, expected returns on investment structure, anticipated sources of repayment and exit strategies, analysis of historical financials, and potential capitalization and ownership.
Approval
     The underwriting team for the proposed investment presents the Investment Memorandum to our investment committee for consideration and approval. After reviewing the Investment Memorandum, members of the investment committee may request additional due diligence or modify the proposed financing structure or terms of the proposed investment. Before we proceed with any investment, the investment committee must approve the proposed investment at a meeting at which all committee members are present. Upon receipt of transaction approval, the involved investment professionals proceed to document and, upon satisfaction of applicable closing conditions, fund the investment.
Documentation and Closing
     The underwriting team is responsible for leading the negotiation of all documentation related to investment closings. We also rely on law firms with whom we have worked on multiple transactions to help us complete the necessary documentation associated with transaction closings. If a transaction changes materially from what was originally approved by the investment committee, the underwriting team requests a formal meeting of the investment committee to communicate the contemplated changes. The investment committee has the right to approve the amended transaction structure, to suggest alternative structures or not to approve the contemplated changes.
Portfolio Management and Investment Monitoring
     Our investment professionals generally employ several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include the following specific processes, procedures and reports:
•	Monthly and quarterly review of actual financial performance versus the corresponding period of the prior year and financial projections;

•	Monthly and quarterly monitoring of all financial and other covenants;

•	Review of senior lender loan compliance certificates, where applicable;

•	Quarterly review of operating results, and general business performance, including the preparation of a portfolio monitoring report which is distributed to members of our investment committee;

•	Periodic face-to-face meetings with management teams and financial sponsors of portfolio companies;

•	Attendance at portfolio company board meetings through board seats or observation rights; and

•	Application of our investment rating system to each investment.
     In the event that our investment committee determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we undertake more aggressive monitoring of the affected portfolio company. The frequency of our monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.
Investment Rating System
     We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We generally require our portfolio companies to provide annual audits in addition to monthly and quarterly unaudited financial statements. Using these statements, we calculate and evaluate certain financing ratios. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their financial statements to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.
     As part of our valuation procedures we risk rate all of our investments in debt securities. Our investment rating system uses a scale of 0 to 10, with 10 being the lowest probability of default and principal loss. This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default. The system is also used to assist us in estimating the fair value of equity related securities. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. Our risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.
     In connection with the monitoring of our portfolio companies, each investment we hold is rated based upon the following ten-level numeric investment rating system:

Investment
Rating	Description
10	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment has been positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.

9	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment may have been or is soon to be positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.

8	Investment is performing above original expectations and possibly 21.0% to 30.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Capital gain is expected.

7	Investment is performing above original expectations and possibly 11.0% to 21.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.

6	Investment is performing above original expectations and possibly 5.0% to 11.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.

5	Investment is performing in line with expectations. Full return of principal and interest is expected. Depending on age of transaction, potential for nominal capital gain may be expected.

4	Investment is performing below expectations, but no covenant defaults have occurred. Full return of principal and interest is expected. Little to no capital gain is expected.

3	Investment is in default of transaction covenants but interest payments are current. No loss of principal is expected.

2	Investment is in default of transaction covenants and interest payments are not current. A principal loss of between 1.0% and 33.0% is expected.

1	Investment is in default of transaction covenants and interest (and possibly principal) payments are not current. A principal loss of between 34.0% and 67.0% is expected.

0	Investment is in default and a principal loss of between 68.0% and 100.0% is expected.

Valuation Process and Determination of Net Asset Value
     We will determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.
     Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date. Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which we have various degrees of trading restrictions are valued at fair value as determined in good faith by our board of directors. We have engaged Duff & Phelps, LLC, an independent valuation firm, to assist us in our valuation process by reviewing a selection of portfolio company valuations prepared by management.
     Determination of the fair value involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. In addition, the SBA has established certain valuation guidelines for SBICs to follow when valuing portfolio investments.
     In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. We prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult with members of the senior management team of each portfolio company to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
     For debt securities that are not publicly traded or for which there is no market, we begin with our investment rating of the security as described under “Investment Rating System.” Using this investment rating, we seek to determine the value of the security as if we intended to sell the security in a current sale. The factors that may be taken into account in fairly valuing such security include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies, statistical ratios compared to lending standards and to other similar securities and other relevant factors.
     For convertible debt, equity, success fees or other equity-like securities, that are not publicly traded or for which there is no market, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.
     As part of the fair valuation process, the audit committee reviews the preliminary evaluations prepared by the independent valuation firm engaged by the board of directors, as well as management’s valuation recommendations. Management and the independent valuation firm respond to the preliminary evaluation to reflect comments provided by the audit committee. The audit committee reviews the final valuation report and management’s valuation recommendations and makes a recommendation to the board of directors based on its analysis of the methodologies employed and the various weights that should be accorded to each portion of the valuation as well as factors that the independent valuation firm and management may not have included in their evaluation processes. The board of directors then evaluates the audit committee recommendations and undertakes a similar analysis to determine the fair value of each investment in the portfolio in good faith.
     Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — There may be uncertainty as to the value of our portfolio investments.”

Managerial Assistance
     As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance typically involves, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our senior management team, consisting of Messrs. Tucker, Burgess, Lilly, Long and Parker, provides such services. We believe, based on our management team’s combined experience at investment banks, specialty finance companies, and commercial banks, we offer this assistance effectively. We may receive fees for these services.
Competition
     We compete for investments with a number of business development companies and investment funds (including private equity funds, mezzanine funds and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we compete with these entities primarily on the basis of our willingness to make smaller investments, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.
     We believe that some of our competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates that are comparable to or lower than the rates we offer. Therefore, we do not seek to compete primarily on the interest rates we offer to potential portfolio companies.
     Our competitors also do not always require equity components in their investments. For additional information concerning the competitive risks we face, see “Risk Factors — We operate in a highly competitive market for investment opportunities.”
Brokerage Allocation and Other Practices
     Since we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the year ended December 31, 2006.
Employees
     At December 31, 2006, we employed seven individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We have since December 31, 2006 hired one additional professional with investment banking experience as a managing director, as well as one additional professional as our corporate controller. We expect to expand our management team and administrative staff in the future in proportion to our growth.
Election to be Regulated as a Business Development Company and Regulated Investment Company
     In connection with the Offering, both we and the Existing Fund filed elections to be regulated as business development companies under the 1940 Act. In addition, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our election to be regulated as a business development company and our election to be treated as a RIC will have a significant impact on our future operations. Some of the most important effects on our future operations of our election to be regulated as a business development company and our election to be treated as a RIC are outlined below.
•	We report our investments at market value or fair value with changes in value reported through our statement of operations.

In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined by our board of directors. Changes in these values are reported through our statement of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “Valuation Process and Determination of Net Asset Value” above.

•	We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute to stockholders (actually or constructively).

We intend to elect to be treated as a RIC under Subchapter M of the Code, effective as of December 31, 2006. As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. Any capital gains we recognized prior to the effective date of our election to be taxed as a RIC will, when distributed to our shareholders, be taxed as ordinary income and not as capital gains, as would have been the case had we been taxed as a RIC as of the date of the Offering. However, such distribution may qualify for taxation at reduced rates applicable to qualifying dividend income.

•	Our ability to use leverage as a means of financing our portfolio of investments will be limited.

As a business development company, we are required to meet a coverage ratio of total assets to total senior securities of at least 200.0%. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to continue to utilize leverage as a means of financing our portfolio of investments will be limited by this asset coverage test.

•	We intend to distribute substantially all of our income to our stockholders.

As a RIC, we intend to distribute to our stockholders substantially all of our income, except for certain net long-term capital gains. We intend to make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.”
Exemptive Relief
     On January 3, 2007, in connection with the Offering and our election to be regulated as a BDC, we filed a request with the SEC for exemptive relief to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. In addition, we have requested that the SEC allow us to exclude any indebtedness guaranteed by the SBA and issued by the Existing Fund from the 200.0% asset coverage requirements applicable to us. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted.
Regulation of Business Development Companies
     The following is a general summary of the material regulatory provisions affecting business development companies generally. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.
     Both we and the Existing Fund have elected to be regulated as business development companies under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.
     The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67.0% or more of the voting securities present at a meeting if the holders of more than 50.0% of our outstanding voting securities are present or represented by proxy, or (ii) 50.0% of our voting securities.

Qualifying Assets
     Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
     (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
     (a) is organized under the laws of, and has its principal place of business in, the United States;
     (b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
     (c) satisfies any of the following:
     (i) does not have any class of securities that is traded on a national securities exchange;
     (ii) is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
     (iii) is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
     (2) Securities of any eligible portfolio company that we control.
     (3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
     (4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60.0% of the outstanding equity of the eligible portfolio company.
     (5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
     (6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
     In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Managerial Assistance to Portfolio Companies
     In order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments
     Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
     We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.”
Code of Ethics
     We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of the code of ethics, see “Available Information.”
Proxy Voting Policies and Procedures
     We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.
     Our proxy voting decisions are made by the investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
     Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 3600 Glenwood Avenue, Suite 104, Raleigh, North Carolina 27612.
Other
     We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.
     We will be periodically examined by the SEC for compliance with the 1940 Act.
     We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

     We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures.
Small Business Administration Regulations
     The Existing Fund is licensed by the Small Business Administration to operate as a Small Business Investment Company under Section 301(c) of the Small Business Investment Act of 1958. The Existing Fund is a wholly-owned subsidiary of us, holds its SBIC license and has also elected to be a BDC. The Existing Fund initially obtained its SBIC license on September 11, 2003.
     SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The Existing Fund has typically invested in senior subordinated debt, acquired warrants and/or made equity investments in qualifying small businesses.
     Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18.0 million and have average annual net income after Federal income taxes not exceeding $6.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after Federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company’s initial public offering.
     The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries, and to certain “passive” (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than 20.0% of the SBIC’s regulatory capital in any one portfolio company.
     The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.
     The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.
     An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately-raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2006, we had issued $31.8 million of SBA-guaranteed debentures, which had an annual weight-averaged interest rate of 5.77%. SBA regulations currently limit the dollar amount of outstanding SBA-guaranteed debentures that may be issued by any one SBIC (or group of SBICs under common control) to $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases).
     SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.
     SBICs are periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations and are periodically required to file certain forms with the SBA.
     Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.
Material U.S. Federal Income Tax Considerations
     The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code. The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
     A “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for U.S. federal income tax purposes:
•	A citizen or individual resident of the United States;

•	A corporation or other entity treated as a corporation, for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;

•	A trust if a court within the United States is asked to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantive decisions of the trust; or

•	A trust or an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
     A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder.
     If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner of a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.
     Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.
Election to be Taxed as a RIC
     As a business development company, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC
     If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders (other than any built-in gain recognized between January 1, 2006 and December 31, 2006). We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
     We will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.0% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.
     In order to qualify as a RIC for federal income tax purposes, we must, among other things:
•	continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities (the “90.0% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:
o	at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

o	no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses (the “Diversification Tests”).
     We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
     Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
     The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.
Taxation of U.S. Stockholders
     Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 15.0%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 15.0% maximum rate applicable to Qualifying Dividends. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently taxable at a maximum rate of 15.0% in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.
     We currently intend to retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but to designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Because we expect to pay tax on any retained capital gains at our regular corporate tax rate, and because that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual U.S. stockholders will be treated as having paid will exceed the tax they owe on the capital gain distribution and such excess generally may be refunded or claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for his, her or its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
     For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.
     If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.
     A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.
     In general, individual U.S. stockholders currently are subject to a maximum federal income tax rate of 15.0% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), recognized prior to January 1, 2011, including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35.0% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carryback such losses for three years or carry forward such losses for five years.

     We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service (including the amount of dividends, if any, eligible for the 15.0% maximum rate). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because our income generally will not consist of dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.
     We may be required to withhold federal income tax (“backup withholding”) currently at a rate of 28.0% from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.
Taxation of Non-U.S. Stockholders
     Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.
     Distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30.0% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, and, if an income tax treaty applies, attributable to a permanent establishment in the United States, we will not be required to withhold federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)
     In addition, with respect to certain distributions made to Non-U.S. stockholders in our taxable years beginning after December 31, 2004 and before January 1, 2008, no withholding will be required and the distributions generally will not be subject to federal income tax if (i) the distributions are properly designated in a notice timely delivered to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. Currently, we do not anticipate that any significant amount of our distributions will be designated as eligible for this exemption from withholding.
     Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, will not be subject to federal withholding tax and generally will not be subject to federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States.
     If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30.0% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.
     A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of federal tax, may be subject to information reporting and backup withholding of federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

     Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.
Failure to Qualify as a RIC
     If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income eligible for the 15.0% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
Available Information
     We intend to make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.tcap.com) without charge as soon as reasonably practicable following our filing of such reports with the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, Triangle Capital Corporation, 3600 Glenwood Avenue, Suite 104, Raleigh, North Carolina 27612.
     Further, a copy of this Annual Report is obtainable from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and our other filings at www.sec.gov.
Item 1A. Risk Factors.
     As indicated above in this Annual Report under “Forward-Looking Statements,” those statements in this Annual Report that are not historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investing in our common stock involves a number of significant risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Relating to Our Business and Structure
Our financial condition and results of operations will depend on our ability to manage and deploy capital effectively.
     Our ability to achieve our investment objective will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on our management team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria. We cannot assure you that we will achieve our investment objective.
     Accomplishing this result on a cost-effective basis will be largely a function of our management team’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team and our investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment.
     Even if we are able to grow and build upon our investment operations in a manner commensurate with the increased capital available to us as a result of our recent Offering, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report, it could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.
There may be uncertainty as to the value of our portfolio investments.
     Under the 1940 Act, we will be required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. Typically there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors based on input from management, a third party independent valuation firm and our audit committee.
     Our board of directors intends to utilize the services of an independent valuation firm, presently Duff & Phelps, LLC, to assist in determining the fair value of any securities. The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, is to a certain degree subjective and dependent on the judgment of our board. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determination may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investment portfolio might warrant.
We operate in a highly competitive market for investment opportunities.
     We compete for investments with other business development companies and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a business development company.
We are dependent upon our key investment personnel for our future success.
     We depend on the members of our senior management team, particularly Garland S. Tucker III, Brent P.W. Burgess, Steven C. Lilly, Tarlton H. Long and David F. Parker, for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We have entered into employment agreements with each of our executive officers.
     Additionally, the increase in available capital for investment resulting from our recent Offering requires that we seek out and retain new investment and administrative personnel. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining these personnel, we may not be able to operate our business as we expect.

Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.
     We expect that members of our management team will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management team fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We have limited operating history as a business development company or as a regulated investment company, which may impair your ability to assess our prospects.
     The Existing Fund was formed in 2003 by certain members of our senior management team. Prior to the Offering, however, we have not operated, and our management team has no experience operating, as a business development company under the 1940 Act or as a regulated investment company under Subchapter M of the Code. As a result, we have no operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. If we fail to operate our business so as to maintain our status as a business development company or a RIC, our operating flexibility will be significantly reduced.
The Existing Fund is licensed by the SBA, and therefore subject to SBA regulations.
     The Existing Fund is licensed to act as a small business investment company and is regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 20.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Existing Fund, and us, as its parent, to forego attractive investment opportunities that are not permitted under SBA regulations.
     Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If the Existing Fund fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the Existing Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit the Existing Fund from making new investments. Such actions by the SBA would, in turn, negatively affect us because the Existing Fund is our wholly owned subsidiary.
Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
     Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. The Existing Fund issues debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the Existing Fund’s assets that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.
     On December 31, 2006, we had $31.8 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of 5.77% for the year ended December 31, 2006.

     Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical based on our weighted average annualized interest cost of 5.77%. Our actual borrowing rate may be higher or lower than the assumed rate and actual returns may be higher or lower than those appearing below.
Assumed Return on Our Portfolio
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(32.1)%	(20.1)%	(8.1)%	4.0%	16.0%
     The calculation also assumes that we are fully invested as of the date of this Annual Report.
     Our ability to achieve our investment objectives may depend in part on our ability to achieve additional leverage on favorable terms by issuing debentures guaranteed by the SBA or by borrowing from banks, or insurance companies, and there can be no assurance that such additional leverage can in fact be achieved.
SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBIC’s under common control.
     The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC or group of SBICs under common control to $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). Moreover, an SBIC may not borrow an amount in excess of two times its regulatory capital. As of December 31, 2006, the Existing Fund had issued $31.8 million in debentures guaranteed by the SBA. After our contribution of net proceeds from our recent Offering to the Existing Fund, the Existing Fund has sufficient regulatory capital to issue the maximum amount of guaranteed debentures permitted by the SBA regulations. While we cannot presently predict whether or not we will borrow the maximum permitted amount, if we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
     Moreover, the Existing Fund’s current status as an SBIC does not automatically assure that the Existing Fund will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon the Existing Fund continuing to be in compliance with SBA regulations and policies and there being funding available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by the Existing Fund.
     The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. The Existing Fund will need to generate sufficient cash flow to make required interest payments on the debentures. If the Existing Fund is unable to meet its financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the Existing Fund’s assets over our stockholders in the event we liquidate the Existing Fund or the SBA exercises its remedies under such debentures as the result of a default by us.
We may experience fluctuations in our quarterly results.
     We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our ability to enter into transactions with our affiliates will be restricted.
     Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.
We have filed an application with the SEC requesting exemptive relief from certain provisions of the 1940 Act and the Securities and Exchange Act of 1934.
     The 1940 Act prohibits certain transactions between us, the Existing Fund and their affiliates without first obtaining an exemptive order from the SEC. On January 3, 2007, we filed an application with the SEC requesting an order exempting the Existing Fund and us from certain provisions of the 1940 Act and from certain reporting requirements mandated by the Securities and Exchange Act of 1934, or the Exchange Act. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted. Delays and costs involved in obtaining necessary approvals may make certain transactions impracticable or impossible to consummate, and there is no assurance that the application for exemptive relief will be granted by the SEC.
Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
     Our board of directors has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from our recent Offering and may use the net proceeds from such Offering in ways with which investors may not agree or for purposes other than those currently contemplated.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.
     Although we intend to elect to be treated as a RIC under the Code, which generally will allow us to avoid being subject to an entity-level tax, we will not, at least initially, be a RIC. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.
     The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4.0% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. See “Material U.S. Federal Income Tax Considerations.” Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
     The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
     If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may not be able to pay you dividends, and our dividends may not grow over time.
     We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, the Existing Fund’s compliance with applicable SBIC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
     For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discounts or increases in loan balances as a result of contractual PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
     Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, please see “Material U.S. Federal Income Tax Considerations — Taxation as a Regulated Investment Company.”
The Existing Fund, as an SBIC, may be unable to make distributions to us that will enable us to meet registered investment company requirements, which could result in the imposition of an entity-level tax.
     In order for us to continue to qualify as a RIC, we will be required to distribute on an annual basis substantially all of our taxable income, including income from our subsidiaries, including the Existing Fund. As all of our investments are initially being made by the Existing Fund, we will be substantially dependent on the Existing Fund for cash distributions to enable us to meet the RIC distribution requirements. The Existing Fund may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for the Existing Fund to make certain distributions to maintain our status as a RIC. We cannot assure you that the SBA will grant such waiver and if the Existing Fund is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax on us.
Because we intend to distribute substantially all of our income to our stockholders upon our election to be treated as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
     In order to satisfy the requirements applicable to a RIC and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we become a RIC, which we intend to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.
     While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, we generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
     We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain low-cost leverage and, therefore, our competitive advantage over other funds.
     Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may result in our investment focus shifting from the areas of expertise of our management team to other types of investments in which our management team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
     We are subject to the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC. Under current SEC rules, beginning with our fiscal year ending December 31, 2007, our management will be required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that we will successfully identify and resolve all issues required to be disclosed prior to becoming a public company or that our quarterly reviews will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
Risks Related to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
     Investing in lower middle market companies involves a number of significant risks. Among other things, these companies:
•	may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentration than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.
     In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

The lack of liquidity in our investments may adversely affect our business.
     We invest, and will continue to invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds to make additional investments in our portfolio companies.
     We may not have the funds to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
     We invest primarily in senior subordinated debt as well as equity issued by lower middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
     Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.
Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
     Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
     The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We generally will not control our portfolio companies.
     We do not, and do not expect to, control many of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
     Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
Defaults by our portfolio companies will harm our operating results.
     A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
     We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
Changes in interest rates may affect our cost of capital and net investment income.
     Most of our debt investments will bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.
We may not realize gains from our equity investments.
     Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.
Risks Relating to Our Common Stock
We may be unable to invest a significant portion of the net proceeds of our recent Offering on acceptable terms in the timeframe contemplated.
     Delays in investing the net proceeds from our recent Offering may cause our performance to be worse than that of other fully invested business development companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds from our Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
     We anticipate that, depending on market conditions, it may take us up to twelve months to invest substantially all of the net proceeds from the Offering in securities meeting our investment objective. During this period, we will invest the net proceeds from the Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any dividends that we pay during this period may be substantially lower than the dividends that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds from the Offering are invested in securities meeting our investment objective, the market price for our common stock may decline.
Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.
     Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will always trade at, above or below net asset value.
Investing in our common stock may involve an above average degree of risk.
     The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
The market price of our common stock may fluctuate significantly.
     The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, business development companies or SBICs;

•	loss of RIC status or the Existing Fund’s status as an SBIC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our key personnel; and

•	general economic trends and other external factors.
Provisions of the Maryland General Corporation Law and our articles of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
     The Maryland General Corporation Law and our articles of incorporation and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Specifically, our board of directors may adopt resolutions to classify our board of directors so that stockholders do not elect every director on an annual basis. Also, our articles of incorporation provide that a director may be removed only for cause by the vote of at least two-thirds of the votes entitled to be cast for the election of directors generally. In addition, our bylaws provide that a special meeting of stockholders may be called by the stockholders only upon the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting.
     In addition, subject to the provisions of the 1940 Act, our articles of incorporation permit our board of directors, without stockholder action, to authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Subject to compliance with the 1940 Act, our board of directors may, without stockholder action, amend our articles of incorporation to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     Neither we nor the Existing Fund own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 5,850 square feet of office space located at 3600 Glenwood Avenue, Suite 104, Raleigh, North Carolina 27612. We believe that our current facilities are adequate for our business as we intend to conduct it.
Item 3. Legal Proceedings.
     Neither Triangle Capital Corporation nor Triangle Mezzanine Fund LLLP is a party to any pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
     Our common stock began trading on the Nasdaq Global Market under the symbol “TCAP” on February 15, 2007. Prior to that date, there was no established public trading market for our common stock. On March 22, 2007, the last sale price of our common stock on the Nasdaq Global Market was $13.87 per share and there were approximately 59 holders of record of the common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.
Dividend Policy
     We have never paid a cash dividend on our common stock. However, if we qualify as a RIC, we intend to distribute quarterly dividends to our stockholders following the effective date of such election. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We currently intend to retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We generally intend to make deemed distributions to our stockholders of any retained net capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Material U.S. Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Regulation.”
     We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.
     No action will be required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying The Bank of New York, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than 10 days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.
     We intend to use primarily newly issued shares to implement the plan, so long as our shares are trading at or above net asset value. If our shares are trading below net asset value, we intend to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Global Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on the Nasdaq Global Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.
     There will be no brokerage charges or other charges to stockholders who participate in the plan. We will pay the plan administrator’s fees under the plan. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commissions from the proceeds.
     Stockholders who receive dividends in the form of stock generally are subject to the same federal, state and local tax consequences as are stockholders who elect to receive their dividends in cash. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the stockholder. Any stock received in a dividend will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.
     Participants may terminate their accounts under the plan by notifying the plan administrator via its website at https://www.stockbny.com, by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at The Bank of New York, Investors Services Department, P.O. Box 1958, Newark, New Jersey 07101-9774, or by calling the plan administrator’s at (800) 524-4458.

     We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the plan administrator by mail at The Bank of New York, Investor Services Department, P.O. Box 1958, Newark, New Jersey 07101-9774.
     Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act. For a more detailed discussion, see “Regulation.”
Equity Compensation Plans
     For information concerning our Equity Compensation Plans, please see “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.
Use of Proceeds from Registered Securities
     On February 13, 2007, the SEC declared effective our first registration statement, filed on Form N-2 (File No. 333-138418) under the Securities Act of 1933 in connection with the recent Offering of our common stock. Morgan Keegan & Company, Inc., BB&T Capital Markets, Avondale Partners, and Sterne, Agee & Leach, Inc. acted as the underwriters for the Offering.
     Our common stock began trading on The Nasdaq Global Market under the trading symbol “TCAP” on February 15, 2007. We sold 4,770,000 shares of common stock in our initial public offering at $15.00 per share. The Offering terminated after the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option. The aggregate gross proceeds from the shares of common stock sold were $71.6 million. We paid the underwriters a commission of $4.9 million and incurred offering expenses estimated at $1.5 million. After deducting the underwriters’ commission and the estimated offering expenses, we received net proceeds of approximately $65.2 million.
     We intend to contribute approximately $41.0 million of the net proceeds from the Offering to the Existing Fund to invest in lower middle market companies in accordance with our investment objective and strategies described in this Annual Report. Based on current market conditions, we anticipate that it may take up to twelve months to fully invest the net proceeds we contribute to the Existing Fund depending on the availability of investment opportunities that are consistent with our investment objective and strategies. However, if market conditions change, it may take us longer than twelve months to fully invest the net proceeds from the Offering. Pending such use, we will invest the net proceeds primarily in short-term securities consistent with our BDC election and our election to be taxed as a RIC. See “Regulation — Temporary Investments.” In addition, we will have the ability to use SBA-guaranteed leverage to make additional investments, subject to the limitations described elsewhere in this Annual Report.
     We will retain the balance of the net proceeds from the Offering to pay certain expenses, dividends required in order to maintain our status as a RIC, amounts needed to implement our dividend reinvestment plan, and for general corporate purposes. We have and will continue to invest retained cash in short-term securities consistent with our BDC election and our election to be taxed as a RIC, but could use all or a portion of these funds for portfolio investments in the future.
     None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

Item 6. Selected Financial Data.
     The selected historical financial and other data below reflects the operations of the Existing Fund. The selected financial data at and for the fiscal years ended December 31, 2003, 2004, 2005 and 2006 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2003	2004	2005	2006
	(Dollars in thousands)
Income statement data:
Investment income:
Total interest, fee and dividend income	$26	$1,969	$5,855	$6,443
Interest income from cash and cash equivalent investments	15	18	108	280

Total investment income	41	1,987	5,963	6,723
Expenses:
Interest expense	—	339	1,543	1,834
Amortization of deferred financing fees	—	38	90	100
Management fees	1,048	1,564	1,574	1,589
General and administrative expenses	165	83	58	115

Total expenses	1,213	2,024	3,265	3,638

Net investment income (loss)	(1,172)	(37)	2,698	3,085
Net realized gain (loss) on investments — non-control/non-affiliate	—	—	(3,500)	6,027
Net unrealized appreciation (depreciation) of investments	—	(1,225)	3,975	(415)

Total net gain (loss) on investments	—	(1,225)	475	5,612

Net increase (decrease) in net assets resulting from operations	$(1,172)	$(1,262)	$3,173	$8,697

Balance sheet data:
Assets:
Investments at fair value	$—	$19,701	$37,144	$54,996
Deferred loan origination revenue	(35)	(537)	(602)	(774)
Cash and cash equivalents	2,973	2,849	6,067	2,525
Interest and fees receivable	—	98	50	135
Receivable from Triangle Capital Corporation	—	—	—	318
Deferred financing fees	—	823	1,085	985

Total assets	$2,938	$22,934	$43,744	$58,185

Liabilities and partners’ capital:
Accounts payable and accrued liabilities	$10	$—	$13	$92
Interest payable	—	230	566	606
Partners distribution payable	—	—	—	532
SBA-guaranteed debentures payable	—	17,700	31,800	31,800

Total liabilities	10	17,930	32,379	33,030
Total partners’ capital	2,928	5,004	11,365	25,155

Total liabilities and partners’ capital	$2,938	$22,934	$43,744	$58,185

Other data:
Weighted average yield on investments	—	15.5%	14.2%	13.3%
Number of portfolio companies	—	6	12	19
Expense ratios (as percentage of average net assets):
Operating expenses	107.4%	32.2%	21.3%	8.3%
Interest expense and deferred financing fees	—	7.4	21.4	9.5

Total expenses	107.4%	39.6%	42.7%	17.8%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report.
Overview
     Triangle Capital Corporation is a Maryland corporation incorporated on October 10, 2006, for the purpose of acquiring the Existing Fund and TML, raising capital in our recent Offering, which was completed in February 2007 and thereafter operating as an internally managed BDC under the 1940 Act. The Existing Fund is licensed as a small business investment company, or SBIC, by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC. The Existing Fund has invested primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located primarily in the United States. Upon the consummation of the Offering, we completed the formation transactions described in Item 1 of Part I of this Annual Report, at which time the Existing Fund became our wholly owned subsidiary, and the former partners of the Existing Fund became our stockholders.
     Our business is to provide capital to lower middle market companies in the United States with an emphasis on the Southeast. We define lower middle market companies as those with annual revenues between $10.0 and $100.0 million. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and annual EBITDA between $2.0 and $10.0 million.
     We invest primarily in senior subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. Historically, our investments have ranged from $2.0 to $4.0 million due to investment limitations imposed by the SBA based on the Existing Fund’s size. In certain situations, we have partnered with other funds to provide larger financing commitments. With the additional capital from the Offering, we intend to increase our financing commitments to between $5.0 and $15.0 million per portfolio company. The Existing Fund is eligible to sell debentures guaranteed by the SBA to the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate the Existing Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2006, we had investments in 19 portfolio companies with an aggregate cost of $52.7 million.
Critical Accounting Policies and Use of Estimates
     The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
     The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We value our investment portfolio each quarter. We have engaged Duff & Phelps, LLC, an independent valuation firm, to assist us in our valuation process.
     Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market but for which a limited market exists are valued at the indicative bid price offered on the valuation date. As of December 31, 2006, none of the debt securities in our portfolio were publicly traded or had a limited market and there was a limited market for one of the equity securities we owned.
     Debt and equity securities that are not publicly traded and for which a limited market does not exist are valued at fair value as determined in good faith by our board of directors. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security which for investments that are less than nine months old typically equates to our original cost basis, unless there has been significant over-performance or under-performance by the portfolio company. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. Management evaluates our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, we consider standard valuation techniques used by major valuation firms. These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.
     Unrealized appreciation or depreciation on portfolio investments are recorded as increases or decreases in investments on the balance sheets and are separately reflected on the statements of operations in determining net increase or decrease in net assets resulting from operations.
     Using the investment rating designation described elsewhere in this document, we seek to determine the value of the security as if we intended to sell the security at the time of the valuation. To estimate the current sale price of the security, we consider some or all of the following factors:
•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the size of the security held as it relates to the liquidity of the market for such security;

•	pending public offering of common stock by the issuer of the security;

•	pending reorganization activity affecting the issuer, such as merger or debt restructuring;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	financial statements and reports from portfolio company senior management and ownership;

•	the type of security, the security’s cost at the date of purchase and any contractual restrictions on the disposition of the security;

•	discount from market value of unrestricted securities of the same class at the time of purchase;

•	special reports prepared by analysts;

•	information as to any transactions or offers with respect to the security and/or sales to third parties of similar securities;

•	the issuer’s ability to make payments and the type of collateral;

•	the current and forecasted earnings of the issuer;

•	statistical ratios compared to lending standards and to other similar securities; and

•	other pertinent factors.
     Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Revenue Recognition
Interest and Dividend Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.
Fee Income
     Loan origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments are recorded as deferred income and recognized as income over the term of the loan.

Payment-in-Kind Interest (PIK)
     We currently hold, and we expect to hold in the future, some loans in our portfolio that contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash. We will stop accruing PIK interest and write off any accrued and uncollected interest when it is determined that PIK interest is no longer collectible.
Discussion and Analysis of Results of Operations
Comparison of years ended December 31, 2006 and December 31, 2005
Investment Income
     For the year ended December 31, 2006, total investment income was $6.7 million, a 12.7%, increase from $6.0 million of total investment income for the year ended December 31, 2005. The increase was primarily attributable to a $0.8 million increase in total loan interest, fee and dividend income due to the addition of 11 new investments totaling $25.0 million which were closed during the year ended December 31, 2006.
Expenses
     For the year ended December 31, 2006, expenses increased by 11.4% to $3.6 million from $3.3 million for the year ended December 31, 2005. The increase in expenses was primarily attributable to a $0.3 million increase in interest expense relating to our SBA-guaranteed debentures, of which there were $31.8 million outstanding for the entire year ended December 31, 2006, and which had an average balance outstanding substantially less than that amount during the year ended December 31, 2005. During May 2005, the Existing Fund increased its SBA-guaranteed debentures by $9.5 million to a total of $31.8 million.
Net Investment Income
     As a result of the $0.8 million increase in total investment income and the $0.4 million increase in expenses, net investment income for the year ended December 31, 2006, was $3.1 million compared to net investment income of $2.7 million during the year ended December 31, 2005.
Net Increase (Decrease) in Net Assets Resulting From Operations
     For the year ended December 31, 2006, net realized gains on investments were $6.0 million as compared to a net realized loss of $3.5 million during the year ended December 31, 2005. During 2006, we experienced a realized gain on two investments. During the year ended December 31, 2006, we recorded net unrealized depreciation of investments in the amount of $0.4 million, comprised primarily of an unrealized loss on one investment in the amount of $1.5 million and an unrealized loss on a second investment of $0.1 million, offset by net unrealized gains on nine other investments totaling $3.8 million. The remaining amount of the net unrealized depreciation related to the reclassification of an unrealized gain to a realized gain on one investment in the amount of $2.7 million.
     As a result of these events, our net increase in net assets from operations during the year ended December 31, 2006 was $8.7 million as compared to $3.2 million for the year ended December 31, 2005.
Comparison of years ended December 31, 2005 and December 31, 2004
Investment Income
     For the year ended December 31, 2005, total investment income was $6.0 million, a 200.1%, increase over the $2.0 million of total investment income for the year ended December 31, 2004. The increase was primarily attributable to a $3.1 million increase in total loan interest, fee and dividend income and a $0.8 million increase in total PIK interest income. These increases were primarily attributable to the addition of ten new investments totaling $29.1 million that were closed during the year ended December 31, 2005.
Expenses
     For the year ended December 31, 2005, expenses increased by approximately 61.3%, to approximately $3.3 million from $2.0 million for the year ended December 31, 2004. The increase in expenses was primarily attributable to a $1.2 million increase in interest expense relating to SBA-guaranteed debentures which totaled $31.8 million as of December 31, 2005, as compared to $17.7 million as of December 31, 2004. The incremental SBA-guaranteed debentures were issued to fund new investment activity during 2005.
Net Investment Income
     As a result of the $4.0 million increase in total investment income as compared to the $1.2 million increase in expenses, net investment income for the year ended December 31, 2005 was $2.7 million compared to a net investment loss of less than $0.1 million during the year ended December 31, 2004.
Net Increase (Decrease) in Net Assets Resulting From Operations
     For the year ended December 31, 2005, net realized loss on investments was $3.5 million. There were no net realized losses during the year ended December 31, 2004. The realized loss during 2005 related to the write-off of one investment. During the year ended December 31, 2005, we recorded net unrealized appreciation in the amount of $4.0 million comprised of $2.8 million related to write ups of our equity positions in two portfolio companies and the reclassification of an unrealized loss to a realized loss in the amount of $1.2 million.
     As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2005 was $3.2 million as compared to a net decrease of $1.3 million during the year December 31, 2004.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our anticipated cash flows from operations and the proceeds from our recent Offering will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the year ended December 31, 2006, we experienced a net decrease in cash and cash equivalents in the amount of $3.5 million. During that period, we used $8.8 million in cash to fund operating activities and we generated $5.3 million of cash from financing activities, consisting of limited partner capital contributions in the amount of $10.6 million offset by a cash distribution to limited partners in the amount of $5.0 million and payments made for public offering costs of $0.3 million which were recorded as a receivable from Triangle Capital Corporation. We invested the entire $10.6 million of cash from the limited partner capital contributions in new subordinated debt investments during 2006. As of December 31, 2006, all limited partners in the Existing Fund had fully funded their committed capital. At December 31, 2006, we had $2.5 million of cash on hand.
     For the year ended December 31, 2005, we experienced a net increase in cash and cash equivalents in the amount of $3.2 million. During that period, we used $13.7 million in cash to fund operating activities and we generated $16.9 million of cash from financing activities, consisting of borrowings under SBA-guaranteed debentures in the amount of $14.1 million and limited partner capital contributions in the amount of $3.2 million. These amounts were offset by financing fees paid by us in the amount of $0.4 million. We invested the entire $16.9 million of cash from financing activities in ten new investments during 2005.
     For the year ended December 31, 2004, we experienced a net decrease in cash and cash equivalents in the amount of $0.1 million. During that period we used $20.3 million in cash to fund operating activities and we generated $20.2 million from financing activities, consisting of borrowings under SBA-guaranteed debentures in the amount of $17.7 million and limited partner capital contributions in the amount of $3.3 million. These amounts were offset by financing fees paid by us in the amount of $0.9 million. We invested the entire $20.2 million of cash from financing activities in six new investments during 2004.
Financing Transactions
     Due to the Existing Fund’s status as a licensed SBIC, the Existing Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of December 31, 2006 is currently $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases).

Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. As of December 31, 2006, the Existing Fund had issued $31.8 million of debentures guaranteed by the SBA, which debentures had a weighted average interest rate of 5.77% per annum. Based on its $21.3 million regulatory capital, the Existing Fund has the current capacity to issue up to an additional $10.7 million of debentures guaranteed by the SBA.
     Following our Offering in February 2007, the Existing Fund is currently able to have up to the $127.2 statutory maximum outstanding in debentures guaranteed by the SBA.
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     We have not issued any share-based payment awards since inception, however if we issue share-based payment awards in the future, the implementation of SFAS 123R’s fair value method may result in significant non-cash charges which will increase reported operating expenses; however, it will have no impact on cash flows. The impact of the implementation of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.
     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial position, or results of operations or cash flows.
     In July 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing The Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of adopting SFAS 157.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the Securities and Exchange Commission (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year Consolidated Financial Statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. We do not have any adjustments resulting from the application of SAB 108, which was effective for the first fiscal year ending after November 15, 2006.

Off-Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
Quantitative and Qualitative Disclosure About Market Risk
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. As of December 31, 2006, approximately 93.5% of our investment portfolio bore interest at fixed rates. All of our leverage is currently at fixed rates.
Related Party Transactions
     Effective concurrently with the closing of the Offering, TML, the general partner of the Existing Fund, merged into a wholly owned subsidiary of Triangle Capital Corporation. A substantial majority of the ownership interests of TML were owned by Messrs. Tucker, Burgess, Lilly, Long and Parker. As a result of such merger, Messrs. Tucker, Burgess, Lilly, Long and Parker collectively received shares of our common stock valued at approximately $6.7 million.
     Certain members of our management (Garland S. Tucker, III, Tarlton H. Long and David F. Parker) collectively own approximately 67% of Triangle Capital Partners, LLC. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Existing Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received $1.6 million in management fees from the Existing Fund during each of the fiscal years ended December 31, 2006, 2005 and 2004. This agreement terminated upon the closing of the Offering.
Contractual Obligations
     As of December 31, 2006, our future fixed commitments for cash payments are as follows (in thousands):

			2008 to	2010 to	2012 and
	Total	2007	2009	2011	Thereafter

SBA guaranteed debentures payable	$31,800,000	$—	$—	$—	$31,800,000
Interest due on SBA guaranteed debentures payable	15,629,788	1,833,961	3,672,947	3,667,922	6,454,958
Accounts payable and accrued liabilities (1)	794,983	794,983	—	—	—
Operating lease payments	115,964	115,964	—	—	—

Total	$48,340,735	$2,744,908	$3,672,947	$3,667,922	$38,254,958

(1)	Accounts payable and accrued liabilities in the above table represent accounts payable and accrued liabilities for both Triangle Capital Corporation and Triangle Mezzanine Fund LLLP combined, as presented in the respective balance sheets for the two companies.
     We lease our corporate office facility under an operating lease that terminates on December 31, 2007. We believe that our existing facilities will be adequate to meet our needs at least through 2007, and that we will be able to obtain additional space when, where and as needed on acceptable terms.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     See the section entitled “Quantitative and Qualitative Disclosure About Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part I of this Annual Report and incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data.
     See our Financial Statements included herein and listed in Item 15(a) of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
      Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
      Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Our business and affairs are managed under the direction of our board of directors. Our board of directors elects our officers, who serve at the discretion of the board of directors. Day-to-day management of our portfolio is the responsibility of our investment committee. As a result, our investment committee must approve the acquisition and disposition of all of our investments.
Board of Directors and Executive Officers
     Our board of directors consists of eight members, five of whom are classified under applicable Nasdaq listing standards as “independent” directors. Pursuant to our amended and restated articles of incorporation, each member of our board of directors will serve a one year term, with each current director serving until the 2008 annual meeting of stockholders and until his respective successor is duly qualified and elected. Our amended and restated articles of incorporation permit the board of directors to elect directors to fill vacancies that are created either through an increase in the number of directors or due to the resignation, removal or death of any director.
Directors
     Information regarding our board of directors is set forth below. We have divided the directors into two groups — independent directors and interested directors. Interested directors are “interested persons” of Triangle Capital Corporation as defined in Section 2(a) (19) of the 1940 Act. The address for each director is c/o Triangle Capital Corporation, 3600 Glenwood Avenue, Suite 104, Raleigh, North Carolina, 27612.
Independent Directors

		Director	Expiration
Name	Age	Since	of Term
W. McComb Dunwoody	62	January 2007	2008 Annual Meeting
Thomas M. Garrott, III	69	January 2007	2008 Annual Meeting
Benjamin S. Goldstein	51	January 2007	2008 Annual Meeting
Simon B. Rich, Jr.	62	January 2007	2008 Annual Meeting
Sherwood H. Smith, Jr.	72	January 2007	2008 Annual Meeting
Interested Directors

		Director	Expiration
Name	Age	Since	of Term
Garland S. Tucker, III	59	October 2006	2008 Annual Meeting
Brent P. W. Burgess	41	October 2006	2008 Annual Meeting
Steven C. Lilly	37	October 2006	2008 Annual Meeting
Executive Officers
     The following persons serve as our executive officers in the following capacities:

		Position(s) Held
Name	Age	with the Company
Garland S. Tucker, III	59	Chairman of the Board, Chief Executive Officer and President
Brent P.W. Burgess	41	Director and Chief Investment Officer
Steven C. Lilly	37	Director, Chief Financial Officer, Secretary and Treasurer
Tarlton H. Long	56	Managing Director
David F. Parker	60	Managing Director
     In addition to the positions described above, each of our executive officers is a member of our investment committee. The address for each executive officer is c/o Triangle Capital Corporation, 3600 Glenwood Avenue, Suite 104, Raleigh, North Carolina, 27612.

Biographical Information
Independent Directors
     W. McComb Dunwoody. Mr. Dunwoody serves on our Board of Directors and is a member of our compensation committee. He is the founder of The Inverness Group Incorporated, and a Managing Member of Inverness Management LLC, a private equity investment firm that specializes in management buyout transactions. Prior to Inverness, Mr. Dunwoody began the Corporate Finance Department of First City National Bank of Houston as a Senior Vice President. From 1968 to 1975, he worked in New York as an investment banker with The First Boston Corporation and Donaldson, Lufkin & Jenrette. Mr. Dunwoody currently serves on various corporate boards of directors and was formerly the Chairman of the Executive Committee of the Board of Directors of National-Oilwell, Inc. Mr. Dunwoody’s community involvement includes the co-founding of Imagine College, an education program serving over 5,000 inner-city students. He received an undergraduate degree in Business Administration from the University of Texas Honors Program.
     Thomas M. Garrott, III. Mr. Garrott serves on our Board of Directors and is a member of our audit committee and nominating and corporate governance committee. Mr. Garrott is the retired chairman and chief executive officer of National Commerce Financial, which has since merged into SunTrust Banks. Under Mr. Garrott’s leadership, NCF earned a national reputation for inventiveness in retail banking delivery systems, having pioneered successfully large-scale, in-store banking since the early 1980s. Active in business and civic activities, Mr. Garrott currently serves on the board of directors of SunTrust Banks, Inc., as well as the Pension Benefit Guaranty Corporation Advisory Committee. In addition, he has served as chairman of the Memphis Area Chamber of Commerce and a member of the Wharton School executive board. Mr. Garrott has a strong interest in education as well, having served on the boards of various schools, including St. Mary’s School, The Hutchison School, Presbyterian Day School, The Baylor School and Rhodes College. He holds a bachelor’s degree in economics from Vanderbilt University and a Masters in Business Administration from the Wharton School of Finance at the University of Pennsylvania.
     Benjamin S. Goldstein. Mr. Goldstein serves on our Board of Directors and is a member of our audit committee and compensation committee. He is a registered certified public accountant (CPA) and currently the President and Co-Founder of The Advisory Group, LLC, a real estate advisory, development and investment firm based in Cary, North Carolina. Mr. Goldstein is also active in his community, as he currently serves on the Boards of the Wake Education Partnership, based in Raleigh, North Carolina, as well as Paragon Commercial Bank. Prior to co-founding The Advisory Group, Mr. Goldstein was President and Partner of Roanoke Properties, the developer of a residential resort real estate community on the Outer Banks of North Carolina, which had a build out value of over $300 million. He spent three years in the securities business, having been the Chief Financial Officer of Carolina Securities Corporation for one year, and later named to head the Carolina Securities Division of Thomson McKinnon Corporation, which had acquired Carolina Securities. He began his career at KPMG, where he worked with audit and consulting clients with an emphasis on the real estate industry. A native of North Carolina, Mr. Goldstein graduated from UNC-Chapel Hill with a degree in business.
     Simon B. Rich, Jr. Mr. Rich serves on our Board of Directors and is a member of our audit committee and our nominating and corporate governance committee. He retired in 2001 from his positions as Chief Executive Officer of Louis Dreyfus Holding Co. and Chairman and Chief Executive Officer of Louis Dreyfus Natural Gas, two affiliated Delaware and Oklahoma companies, respectively. As CEO, Mr. Rich’s companies’ combined operations included roles such as oil refinery processing, petroleum product storage and distribution, natural gas production and distribution and the merchandising and distribution of electricity in North America and Europe, as well as the merchandising and processing of agricultural products in North America, South America and Europe. During Mr. Rich’s tenure, his companies successfully partnered with Electricite de France, creating EDF Trading, a company that currently dispatches France’s electric generation system. His work experience, which spans more than thirty years, includes all aspects of the energy and agriculture industries. His expertise involves private equity investments with an emphasis on sustainability in energy and agriculture. In addition to Mr. Rich’s career in the energy and agriculture industries, he currently serves as a trustee of Warren Wilson College and serves on the Board of Directors of Environmental Defense. Mr. Rich is also the former Chairman of the Board of Visitors of The Nicholas School of the Environment and Earth Sciences at Duke University, where he is now Emeritus and an adjunct instructor. Mr. Rich holds an undergraduate degree in Economics from Duke University.
     Sherwood H. Smith, Jr. Mr. Smith serves on our Board of Directors and is a member of our compensation committee and our nominating and corporate governance committee. He currently serves as a Director of Franklin Street Partners, a privately held investment management firm in Chapel Hill, North Carolina. Mr. Smith is also active in his community, as he currently serves as a Director and Vice Chairman of the Research Triangle Foundation and as a Trustee and Chairman of the Triangle Universities Center for Advanced Studies, Inc. Until 2000 he served as a Director of Carolina Power & Light Company (now Progress Energy Corporation), a company for which he has also served as Chairman, President and Chief Executive Officer. In addition, Mr. Smith has served as a director of Wachovia Corporation, Nortel Networks, Springs Industries, and Northwestern

Mutual Life Insurance Company (Trustee). He has been a member of the Business Roundtable and The Business Council, and has served as Chairman of the North Carolina Citizens for Business and Industry. Mr. Smith has both an undergraduate and law degree from the University of North Carolina at Chapel Hill.
Interested Directors
     Garland S. Tucker, III. Mr. Tucker serves as Chairman of our board of directors, Chief Executive Officer, President and is a member of our investment committee. Prior to co-founding Triangle Capital Partners, LLC in 2000, Mr. Tucker and an outside investor group sold First Travelcorp, a corporate travel services company that he and the investors founded in 1991. For the two years preceding the founding of First Travelcorp, Mr. Tucker served as Group Vice President, Chemical Bank, New York, with responsibility for southeastern corporate finance. Prior to Chemical Bank, Mr. Tucker spent a decade with Carolina Securities Corporation, serving as President and Chief Executive Officer until 1988. During his tenure Carolina Securities Corporation was a member of the New York Stock Exchange, and Mr. Tucker served a term as President of the Mid-Atlantic Securities Industry Association. Mr. Tucker entered the securities business in 1975 with Investment Corporation of Virginia. He is a graduate of Washington & Lee University and Harvard Business School.
     Brent P. W. Burgess. Mr. Burgess serves as our Chief Investment Officer and is a member of our board of directors and our investment committee. He is currently on the board of governors of the National Association of SBICs and is a past president of the Southern Regional Association of SBICs. Prior to joining Triangle Capital Partners, LLC, he was Vice President of an SBIC mezzanine fund known as Oberlin Capital. He began his private equity career in 1996 with Cherokee International Management, Raleigh, North Carolina, where he worked as an analyst and associate. He is a graduate of the University of Regina and Regent College, Vancouver.
     Steven C. Lilly. Mr. Lilly serves as our Chief Financial Officer, Secretary, and Treasurer and is a member of our board of directors and our investment committee. Prior to joining Triangle Capital Partners in December, 2005, Mr. Lilly spent six and a half years with SpectraSite, Inc., which prior to its sale in August, 2005, was the third largest independent wireless tower company in the United States. At SpectraSite, Mr. Lilly served as Senior Vice President-Finance & Treasurer and Interim Chief Financial Officer. On November 15, 2002, SpectraSite Holdings, Inc., a predecessor company, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of North Carolina, Raleigh Division to implement a pre-negotiated financial restructuring pursuant to the company’s Plan of Reorganization, which was confirmed by the Bankruptcy Court on January 28, 2003. Prior to SpectraSite, Mr. Lilly was Vice President of the Media & Communications Group with First Union Capital Markets (now Wachovia Securities), specializing in arranging financings for high growth, financial sponsor driven companies across the media and telecommunications sector. Mr. Lilly is a graduate of Davidson College and has completed the executive education program at the University of North Carolina’s Kenan-Flagler School of Business.
Executive Officers Who Are Not Directors
     Tarlton H. Long. Mr. Long is a managing director and member of our investment committee. From 1990 to 2000, prior to co-founding Triangle Capital Partners, LLC, he was with Banc of America Securities and its predecessor organizations as they initiated development of a full service investment banking platform. As a managing director with Banc of America Securities, he established and headed the Industrial Growth Group. From 1979 to 1990, he was with The First Boston Corporation (now Credit Suisse) becoming a Director in the Corporate Finance Department. He began his career in finance in 1976 with White Weld & Co., New York. He is a graduate of the University of North Carolina at Chapel Hill and New York University.
     David F. Parker. Mr. Parker is a managing director and member of our investment committee. Prior to joining Triangle, Mr. Parker was a partner in Crimson Capital Company, a Greensboro, North Carolina private investment banking firm that specialized in management buyouts of middle market companies in a variety of industries. Before joining Crimson, he was Vice-President and Treasurer at Marion Laboratories, Inc., a Fortune 500 pharmaceutical company, where he was responsible for Marion’s public and private financings, venture capital investments, divestitures, and investor communications. Before working at Marion Laboratories, he worked six years as Vice-President and Director of Private Placements at J. Henry Schroder Corp, a position that followed three years at Kidder, Peabody & Co., on its private placement desk. Mr. Parker began his career in 1971 at Shearson, Hammill & Co. in New York. He is a graduate of North Carolina State University and Harvard Business School.

Committees of the Board of Directors
     Our board of directors has the following committees:
Audit Committee
     The audit committee is responsible for selecting our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. In addition, the audit committee is responsible for reviewing and approving for submission to our board of directors, in good faith, the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available.
     Our Board of Directors adopted the Audit Committee Charter on January 31, 2007. The Audit Committee Charter is publicly available on Triangle Capital Corporation’s website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm.
     Our audit committee has reviewed the financial statements included in this Annual Report with our management. In addition, our audit committee has (i) discussed with our independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T and (ii) received the written disclosures and the letter from our independent accountants required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with our independent accountants, the independent accountant’s independence. Based on these reviews and discussions, our audit committee has recommended to our Board of Directors that our financial statements be included in this Annual Report on Form 10-K.
     The members of the audit committee are Messrs. Garrott, Goldstein and Rich, each of whom is independent for purposes of the 1940 Act and the Nasdaq Global Market corporate governance listing standards. Mr. Goldstein serves as the chairman of the audit committee. Our board of directors has determined that Mr. Goldstein is an “audit committee financial expert” as defined under SEC rules. No meetings of our audit committee were held during 2006.
Compensation Committee
     The compensation committee determines the compensation for our executive officers and the amount of salary and bonus to be included in the compensation package for each of our executive officers. The Compensation Committee Charter is publicly available on Triangle Capital Corporation’s website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm.
     The members of the compensation committee are Messrs. Dunwoody, Goldstein and Smith, each of whom is independent for purposes of the 1940 Act and the Nasdaq Global Market corporate governance listing standards. Mr. Smith serves as the chairman of the compensation committee. No meetings of our compensation committee were held during 2006.
Nominating and Corporate Governance Committee
     The nominating and corporate governance committee is responsible for identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our board of directors or a committee of the board, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. The nominating and corporate governance committee considers nominees properly recommended by our stockholders.
     Our Board of Directors adopted the Nominating and Corporate Governance Committee Charter on January 31, 2007. The Nominating and Corporate Governance Committee Charter is publicly available on Triangle Capital Corporation’s website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm.
     The members of the nominating and corporate governance committee are Messrs. Garrott, Rich and Smith, each of whom is independent for purposes of the 1940 Act and the Nasdaq Global Market corporate governance listing standards. Mr. Rich serves as the chairman of the nominating and corporate governance committee. No meetings of our nominating and corporate governance committee were held during 2006.

     Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s directors and officers, and persons who beneficially own more than 10% of the Company’s Common Stock, to file initial reports of ownership of the Company’s Common Stock and reports of changes in ownership with the SEC and the Nasdaq Global Market. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. No such reports of ownership or of changes in ownership were required to be filed during 2006.
     Code of Ethics
     The Company has adopted the Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP, a code of ethics, which every employee is expected to observe. The Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP is publicly available on Triangle Capital Corporation’s website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm and is included in this Annual Report as Exhibit 14.1 attached hereto.
     Corporate Governance
     We have a separately-designated standing audit committee established in accordance with section 3(a) (58) (A) of the Exchange Act of 1934. The members of the audit committee are Messrs. Garrott, Goldstein and Rich, each of whom is independent for purposes of the 1940 Act and the Nasdaq Global Market corporate governance listing standards. Mr. Goldstein serves as the chairman of the audit committee. Our board of directors has determined that Mr. Goldstein is an “audit committee financial expert” as defined under SEC rules. No meetings of our audit committee were held during 2006.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
     We are a newly-organized business corporation that operates as an internally managed business development company. We were organized to continue the investment business of the Existing Fund and, with the capital from the Offering, make new equity and debt investments in lower middle market companies. Our senior management team consists of Messrs. Tucker, Burgess, Lilly, Long and Parker. Each of these executive officers has entered into employment agreements with us and is compensated according to the terms of such agreements, which are described herein. We refer to these five officers as the named executive officers, or “NEOs.”
     Our executive compensation program is designed to encourage our executive officers to think and act like shareholders of the company. The structure of the NEOs’ employment agreements and our incentive compensation programs are designed to encourage and reward the following:
•	sourcing and pursuing attractively priced investment opportunities in all types of securities of lower middle market privately-held companies;

•	participating in comprehensive due diligence with respect to our investments;

•	ensuring we allocate capital in the most effective manner possible; and

•	working efficiently and developing relationships with other professionals.
     Our compensation committee reviews and approves all of our compensation policies.
Executive Compensation Policy
     Overview. Our performance-driven compensation policy consists of the following three components:
•	Base salary;

•	Annual cash bonuses; and

•	Long-term compensation pursuant to our Equity Incentive Plan.
     We intend to carefully design each NEO’s compensation package to appropriately reward the NEO for his or her contribution to the company. This is not a mechanical process, and our compensation committee will use its judgment and experience, working in conjunction with our Chief Executive Officer, to determine the appropriate mix of compensation for each individual. Cash compensation consisting of base salary and discretionary bonuses tied to achievement of individual performance goals set by the compensation committee are intended to incentivize NEOs to remain with us in their roles and work hard to achieve our goals. Stock-based compensation in the form of stock options may be awarded based on company performance expectations set by the compensation committee for each individual and, over time, on his performance against those expectations. The mix of short-term and long-term compensation may sometimes be adjusted to reflect an individual’s need for current cash compensation and desire to retain his or her services.
     Base salary. Base salary is used to recognize particularly the experience, skills, knowledge and responsibilities required of the executive officers in their roles. Having established the 2007 base salaries of the NEOs, the compensation committee and management considered a number of factors including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual prior to the formation of the Company, the assistance of each NEO in our Offering process and the number of well-qualified candidates available in our area. In addition, we informally considered the base salaries paid to comparably situated executive officers and other competitive market practices. We did not use compensation consultants in connection with fixing base salaries or for any other purpose prior to the consummation of the Offering.
     The salaries of the NEOs will be reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities. The leading factors in determining increases in salary level are expected to be relative cost of living and competitive pressures. We expect that in the short run the salaries of our NEOs will generally only increase with inflation or when an executive officer assumes a larger role.
     Annual cash bonuses. Annual cash bonuses are intended to reward individual performance during the year and can therefore be highly variable from year to year. Currently these bonuses are determined on a discretionary basis by the compensation committee. Cash bonuses in amounts up to 100% of a NEO’s annual salary may be given in the discretion of the compensation committee to each NEO if such individual achieves individual performance and service goals set by our compensation committee, with our management’s input.
Long-Term Incentive Awards.
     Generally. The Company has adopted an Equity Incentive Plan to provide stock-based awards as incentive compensation to our employees. No stock options will be granted to NEOs during our first year of operation.
     We expect to use stock-based awards to (i) attract and retain key employees, (ii) motivate our employees by means of performance-related incentives to achieve long-range performance goals, (iii) enable our employees to participate in our long-term growth and (iv) link our employees compensation to the long-term interests of our stockholders. The compensation committee has exclusive authority to select the persons to receive stock-based awards. At the time of each award, the compensation committee will determine the terms of the award in its sole discretion, including any performance period (or periods) and any performance objectives relating to the award.
     Options. The compensation committee may in its sole discretion grant options to purchase our common stock (including incentive stock options and non-qualified stock options). We expect that options granted by our compensation committee will represent a fixed number of shares of our common stock, will have an exercise, or strike, price equal to the fair market value of our common stock on the date of such grant, and will be exercisable, or “vested,” at some later time after grant. The “fair market value” will be defined as either (i) the closing sales price of the common stock on the Nasdaq Global Market, or any other such exchange on which our common stock is traded, on such date, or in the absence of reported sales on such date, or (ii) in the event there is no public market for our common stock on such date, current net asset value of our common stock. Some stock options granted by our compensation committee may vest simply by the holder remaining with the company for a period of time, and some may vest based on our attaining certain performance levels. We anticipate that our options will be valued for financial reporting purposes using the Black Scholes valuation method, and charges to earnings will be taken over the relevant service period pursuant to FASB Statement No. 123R.
     Restricted Stock and Restricted Stock Units. Generally business development companies, such as us, may not grant shares of their stock for services without an exemptive order from the SEC. Our Equity Incentive Plan allows our compensation committee to grant shares of restricted stock and/or restricted stock units, but our compensation committee will not grant restricted stock or restricted stock units unless and until we obtain from the SEC an exemptive order permitting such practice. If exemptive relief is obtained, the compensation committee may award shares of restricted stock or restricted stock units to plan participants in such amounts and on such terms as the compensation committee, in its sole discretion, determines and consistent with any exemptive order the SEC may issue. The SEC is not obligated to grant an exemptive order to allow this practice and will do so only if it determines that such practice is consistent with shareholder interests and does not involve overreaching by management or our board of directors. Each restricted stock and restricted stock unit grant will be for a fixed number of shares as set forth in an award agreement between the grantee and us. Award agreements will set forth time and/or performance vesting schedules and other appropriate terms and/or restrictions with respect to awards, including rights to dividends and voting rights.
     Specific performance factors that the compensation committee may consider in determining the vesting of options or, if permitted, the grant of restricted stock may include:
•	net asset value growth;

•	dividend growth;

•	achievement of operating efficiencies;

•	return on equity, assets, capital, capital employed or investment;

•	net income;

•	earnings per share;

•	stock price or total stockholder return;

•	strategic business objectives, consisting of one or more objectives based on meeting specified cost targets, business expansion goals and goals relating to investments or divestitures; or

•	any combination thereof.
Competitive Market Review
     We will informally consider competitive market practices with respect to the salaries and total compensation of our NEOs. We will review the market practices by speaking to other financial professionals and reviewing annual reports on Form 10-K or similar information of other internally managed business development companies.
Change in Control and Severance
     Upon termination of employment after a change of control, the NEOs may receive severance payments under their employment agreements, and equity-based awards under our Equity Incentive Plan may vest and/or become immediately exercisable or salable.
     Equity Incentive Plan. Upon specified covered transactions involving a change of control (as defined in the Equity Incentive Plan), all outstanding awards under the Equity Incentive Plan may either be assumed or substituted for by the surviving entity. If the surviving entity does not assume or substitute similar awards, the awards held by the participants will be accelerated in full and then terminated to the extent not exercised prior to the covered transaction.
     Severance. Under specified covered transactions involving a change in control (as defined in each NEO’s employment agreement), if an NEO terminates his employment with us within two years following such change in control, or if we terminate or give the NEO notice of non-renewal of the NEO’s employment within the two years commencing with a change in control, he will receive a severance package beginning on the date of termination. The severance package will include monthly payments equal to one-twelfth of (i) the NEO’s annual salary at that time plus (ii) the NEO’s bonus compensation as described in the employment agreement, and (iii) the Company will continue to provide the NEO with all of the benefits provided to him immediately prior to the termination, as described in the employment agreement. The severance package will continue to be in effect for either thirty-six months or eighteen months, depending upon the NEO’s position.
     Additionally, a separate severance package exists in the event the NEO’s employment is terminated as a result of death or disability, or in the event that the Company terminates the NEO’s employment outside of the two-year period after a specified covered transaction involving a change in control. The same severance package referenced in the immediately preceding paragraph will be provided to the NEO, except that the severance package will only continue to be in effect for either twenty-four months or twelve months, depending upon the NEO’s position. Finally, if we fail to renew any NEO’s employment agreement outside of the two-year period after a specified covered transaction involving a change in control, any severance payment or benefit will be payable at the absolute discretion of the compensation committee.
     The rationale behind providing a severance package in certain events is to attract talented executives who are assured that they will not be financially injured if they physically relocate and/or leave another job to join us but are forced out through no fault of their own and to insure that our business is operated and governed for our stockholders by a management team, and under the direction of a board of directors, who are not financially motivated to frustrate the execution of a change-in-control transaction. For more discussion regarding executive compensation in the event of a termination or change of control, please see the table entitled “2007 Potential Payments Upon Termination or Change in Control Table” and accompanying discussion.

Conclusion
     Our compensation policies are designed to retain and motivate our NEOs and to ultimately reward them for outstanding performance. The retention and motivation of our NEOs should enable us to grow strategically and position ourselves competitively in our market.
Compensation Committee Report
     The compensation committee of our board of directors has reviewed and discussed with management the information contained in the Compensation Discussion & Analysis section of this Annual Report and, based on their review and discussion, has recommended to our board of directors that the Compensation Discussion & Analysis be included in this Annual Report.

Compensation Committee:
W. McComb Dunwoody
Benjamin S. Goldstein
Sherwood H. Smith, Jr.
Executive Officer Compensation
     Our executive officers have been members and/or employees of the external advisor to Triangle Mezzanine Fund LLLP since its inception. We did not, however, acquire the business of the external advisor in connection with the Formation Transactions. Triangle Capital Corporation also did not pay our executive officers any compensation during 2006. The respective annual salaries of our executive officers for 2007 are as follows:

2007
Base
Salary
Garland S. Tucker III — Chief Executive Officer	$265,000
Brent P.W. Burgess — Chief Investment Officer	$240,000
Steven C. Lilly — Chief Financial Officer	$240,000
Tarlton H. Long — Managing Director	$200,000
David F. Parker — Managing Director	$200,000
     In addition, the named executive officers are entitled to receive discretionary bonuses as may be declared from time to time by the compensation committee, which bonuses will be based on individualized performance and service goals, and may not exceed 100% of base salary.

     Under their employment agreements, each named executive officer is entitled to certain payments upon termination of employment or in the event of a change in control. The following table sets forth those potential payments with respect to each named executive officer for 2007:
2007 Potential Payments upon Termination or Change in Control Table

			Within Two Years				Thirteenth Month
		Outside Of	After Change	Voluntary			After Change
		Two Years	In Control;	Termination			in Control;
		After Change	Termination	Outside of			Termination
		In Control;	w/o Cause	Two Years			w/o Cause
		Termination(3)	or for	After Change			or w/o
Name	Benefit	w/o Cause	Good Reason(4)	in Control	Death	Disability	Good Reason
Garland S. Tucker, III	Severance Pay(1)	$530,000	$795,000	—	$530,000	$530,000	$795,000
	Bonus Compensation(2)	$530,000	$795,000	—	$530,000	$530,000	$795,000
Brent P. W. Burgess	Severance Pay(1)	$480,000	$720,000	—	$480,000	$480,000	$720,000
	Bonus Compensation(2)	$480,000	$720,000	—	$480,000	$480,000	$720,000
Steven C. Lilly	Severance Pay(1)	$480,000	$720,000	—	$480,000	$480,000	$720,000
	Bonus Compensation(2)	$480,000	$720,000	—	$480,000	$480,000	$720,000
Tarlton H. Long	Severance Pay(1)	$200,000	$300,000	—	$200,000	$200,000	$300,000
	Bonus Compensation(2)	$200,000	$300,000	—	$200,000	$200,000	$300,000
David F. Parker	Severance Pay(1)	$200,000	$300,000	—	$200,000	$200,000	$300,000
	Bonus Compensation(2)	$200,000	$300,000	—	$200,000	$200,000	$300,000

(1)	Severance pay includes an employee’s annual salary and applicable multiple thereof paid monthly beginning at the time of termination, plus the employee’s benefits in the form of medical, health or other employee welfare benefit plan adopted by us.

(2)	Bonus compensation will at most be equal to 100% of an employee’s annual salary, multiplied by the number of years in which the employee is eligible to receive severance pay as defined above.

(3)	Change in control is defined in each employee’s employment agreement with Triangle Capital Corporation.

(4)	Good Reason is defined in each employee’s employment agreement with Triangle Capital Corporation.
Director Compensation
     Each of our directors who are not one of our employees or an employee of our subsidiaries will receive, in 2007, an annual fee of $20,000 for services as a director, payable quarterly. Independent directors will receive a fee of $2,000 for each board meeting attended in person and $1,000 for each board meeting attended by conference telephone or similar communications equipment. Independent directors will receive a fee of $1,000 for each committee meeting attended in person and $500 for each committee meeting attended by conference telephone or similar communication equipment. In addition, each committee chairman will receive an annual fee of $5,000. We will reimburse our independent directors for all reasonable direct out-of-pocket expenses incurred in connection with their service on the board. Directors who are also our employees or employees of our subsidiaries will not receive compensation for their services as directors. None of our Directors received any compensation from Triangle Capital Corporation in 2006.
Non-employee Director Compensation Table
     The following table sets forth a summary of the compensation that we expect to pay to our non-employee directors in 2007, excluding per meeting fees as discussed above:

						Change in
						Pension
						Value and
		Fees to			Non-Stock	Non-qualified
		be Earned			Incentive	Deferred
		or Paid in	Stock	Option	Plan	Compensation	All Other
Name	Year	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings	Compensation($)		Total($)
W. McComb Dunwoody	2007	20,000	—	—	—	—	—		20,000
Thomas M. Garrott, III	2007	20,000	—	—	—	—	—		20,000
Benjamin S. Goldstein	2007	20,000	—	—	—	—	5,000	(1)	25,000
Simon B. Rich, Jr.	2007	20,000	—	—	—	—	5,000	(2)	25,000
Sherwood H. Smith, Jr.	2007	20,000	—	—	—	—	5,000	(3)	25,000

(1)	Mr. Goldstein will receive $5,000 in 2007 for his services as our audit committee chairman.

(2)	Mr. Rich will receive $5,000 in 2007 for his services as our nominating and corporate governance committee chairman.

(3)	Mr. Smith will receive $5,000 in 2007 for his services as our compensation committee chairman.

Employment Agreements
     We have entered into employment agreements with Messrs. Tucker, Burgess, and Lilly that provide for a two year term beginning in 2007. The initial base salaries under the employment agreements for Messrs. Tucker, Burgess, and Lilly are $265,000, $240,000, and $240,000, respectively. We have also entered into employment agreements with Messrs. Long and Parker that provide for a one year term beginning in 2007. The initial base salaries under the employment agreements for Messrs. Long and Parker are $200,000. Our board of directors will have the right to increase the base salary of each of our executive officers during the term of the employment agreements and also to decrease it if certain conditions are satisfied.
     In addition, each executive officer is eligible to receive an annual bonus of up to a maximum of 100.0% of the executive officer’s then current base salary for achieving certain performance objectives. The compensation committee of the board of directors will establish such performance objectives, as well as the bonus awarded to each executive officer, annually in its discretion.
Compensation Plans
Equity Incentive Plan
     Our board of directors and current stockholders have approved our Equity Incentive Plan for the purpose of attracting and retaining the services of executive officers, directors and other key employees. Under our Equity Incentive Plan, our compensation committee may award stock options, restricted stock, or other stock-based incentive awards to our executive officers, employees and directors.
     Our compensation committee administers the Equity Incentive Plan and has the authority, subject to the provisions of the Equity Incentive Plan, to determine who will receive awards under the Equity Incentive Plan and the terms of such awards. Our compensation committee is required to adjust the number of shares available for awards, the number of shares subject to outstanding awards and the exercise price for awards following the occurrence of certain specified events such as stock splits, dividends, distributions and recapitalizations.
     Upon specified covered transactions (as defined in the Equity Incentive Plan), all outstanding awards under the Equity Incentive Plan may either be assumed or substituted for by the surviving entity. If the surviving entity does not assume or substitute similar awards, the awards held by the participants will be accelerated in full and then terminated to the extent not exercised prior to the covered transaction.
     Awards under the Equity Incentive Plan will be granted to our executive officers and other employees as determined by our compensation committee at the time of each issuance.
     Under current SEC rules and regulations applicable to BDCs, a BDC may not grant options to directors who are not officers or employees of the BDC. We expect to apply for exemptive relief from the SEC to permit us to grant options to purchase shares of our common stock to our independent directors as a portion of their compensation for service on our board of directors. Similarly, under the 1940 Act, BDCs cannot issue stock for services. We expect to apply for exemptive relief from the SEC to permit us to grant restricted stock or other non-option stock-based compensation in exchange for or in recognition of services. We cannot provide any assurance that we will receive the exemptive relief from the SEC in either case.
401(k) Plan
     We currently maintain a 401(k) plan in which all full-time employees who are at least 21 years of age are eligible to participate. Eligible employees have the opportunity to contribute their compensation on a pretax salary basis into the 401(k) plan up to $15,500 annually for the 2007 plan year, and to direct the investment of these contributions. Plan participants who reach the age of 50 prior to or during the 2007 plan year are eligible to defer an additional $5,000 during 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
     As of December 31, 2006, no equity incentive plans for Triangle Capital Corporation or the Existing Fund existed. However, the following table provides information regarding our equity compensation plans as adopted by our Board of Directors on February 13, 2007:

Number of securities remaining
		Weighted-average exercise	available for future issuance
	Number of securities to be issued	price of outstanding	under equity compensation plans
	upon exercise of outstanding	options, warrants and	(excluding securities reflected in
	options, warrants and rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	900,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	900,000

(1)	The Triangle Capital Corporation 2007 Equity Incentive Plan has an aggregate of 900,000 shares of common stock reserved for issuance under the plan.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth as of March 22, 2007, information with respect to the beneficial ownership of our common stock by:
•	each person known to us to beneficially own more than 5.0% of the outstanding shares of our common stock;

•	each of our directors and each executive officers; and

•	all of our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Annual Report. Percentage of beneficial ownership is based on 6,686,760 shares of common stock outstanding as of March 22, 2007.

	Shares of Common Stock
	Beneficially Owned
	Number	Percentage
Name	of Shares	of Class
Executive Officers:
Garland S. Tucker, III	118,500	1.8%
Brent P. W. Burgess	111,000	1.7%
Steven C. Lilly	85,000	1.3%
Tarlton H. Long	73,750	1.1%
David F. Parker	69,000	1.0%
Independent Directors:
W. McComb Dunwoody	150,000	2.2%
Thomas M. Garrott, III (1)	33,650	*
Benjamin S. Goldstein	2,000	*
Simon B. Rich, Jr.	6,600	*
Sherwood H. Smith, Jr.	10,000	*
All Directors and Officers as a Group (10 persons)	659,500	9.9%

*	Less than 1.0%

(1)	Includes 650 shares owned by reporting person’s spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Certain Relationships and Related Transactions
     On February 21, 2007, Triangle Mezzanine LLC, the general partner of the Existing Fund, merged into a wholly-owned subsidiary of Triangle Capital Corporation. A substantial majority of ownership interests of Triangle Mezzanine LLC were owned by Messrs. Tucker, Burgess, Lilly, Long and Parker. As a result of the merger, Messrs. Tucker, Burgess, Lilly, Long and Parker received shares of our Common Stock valued at approximately $6.7 million.
     Certain members of our management (Messrs. Tucker, Long and Parker) collectively owned approximately 67% of Triangle Capital Partners, LLC. Prior to the closing of our recent Offering, Triangle Capital Partners, LLC provided management advisory services to the Existing Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received $1.6 million in management fees from the Existing Fund during 2006.
     Finally, effective concurrently with the closing of our recent public Offering on February 21, 2007, Triangle Capital Partners, LLC, of which certain members of our management referenced above own approximately 67%, received 33,333 shares of Common Stock in Triangle Capital Corporation valued at approximately $0.5 million.
     Director Independence
     Messrs. Dunwoody, Garrott, Goldstein, Rich and Smith are independent for purposes of the 1940 Act and the Nasdaq Global Market listing standards. Each of our audit, compensation and nominating and corporate governance committees consists entirely of a combination of three of these independent directors.
Item 14. Principal Accountant Fees and Services
     For the fiscal year ended December 31, 2006, approximately $605,000 in fees was billed to Triangle Capital Corporation by Ernst & Young for audit services related to our Offering. No other fees were billed by Ernst & Young LLP for any other services during the years ended December 31, 2006 or 2005.
     The following is a summary of fees billed by Dixon Hughes PLLC to Triangle Mezzanine Fund LLLP for audit and other professional services rendered in connection with the fiscal years ended December 31, 2006 and 2005:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Audit Fees (1)	$—	$13,000

Audit-Related Fees	—	—

Tax Fees (2)	8,500	7,000

All Other Fees	—	—

Total All Fees	$8,500	$20,000

(1)	Audit fees billed for audit of the financial statements.

(2)	Tax compliance fees billed in relation to preparation and review of income tax returns.
     Applicable SEC rules require that our audit committee pre-approve audit, audit-related and permissible non-audit services provided by our independent registered public accounting firm. On March 21, 2007, our audit committee began pre-approving all services by Ernst & Young LLP and has pre-approved any and all new services since that time. Our independent public accounting firm will submit an engagement letter for all of its services to the chairman of our audit committee, who thereafter has full authority to negotiate the terms of the engagement with the accounting firm. Once all material terms have been agreed upon, the accounting firm engagement will be approved by our entire audit committee in either a regular or special meeting. The above-listed audit fees, however, were incurred prior to March 21, 2007, and therefore, those fees were not subject to pre-approval by our audit committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
(1)	Financial Statements
Triangle Capital Corporation Financial Statements:
Triangle Mezzanine Fund LLLP Financial Statements:
(2)	Financial Statement Schedules

None.

Schedules that are not listed herein have been omitted because they are not applicable or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(3)	List of Exhibits

The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

Number	Exhibit
3.3	Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Form of Dividend Reinvestment Plan (Filed as Exhibit (e) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

10.1†	Employment Agreement between Triangle Capital Corporation and Garland S. Tucker, III dated February 21, 2007.

10.2†	Employment Agreement between Triangle Capital Corporation and Brent P.W. Burgess dated February 21, 2007.

10.3 †	Employment Agreement between Triangle Capital Corporation and Steven C. Lilly dated February 21, 2007.

10.4 †	Employment Agreement between Triangle Capital Corporation and Tarlton H. Long dated February 21, 2007.

10.5 †	Employment Agreement between Triangle Capital Corporation and David F. Parker dated February 21, 2007.

10.6†	Triangle Capital Corporation 2007 Equity Incentive Plan (Filed as Exhibit (i) to the Registrant’s pre-effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

10.7	Custodian Agreement with U.S. Bank National Association.

10.8	Sublease Assignment and Assumption of Assignor’s Interest dated January 17, 2007.

10.9	Form of Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit (k)(1) to the Registrant’s pre-effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

14.1	Code of Conduct.

21.1	List of Subsidiaries.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 29, 2007

TRIANGLE CAPITAL CORPORATION

By: Name:	/s/ Garland S. Tucker, III Garland S. Tucker, III
Title:	President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer and	March 29, 2007
/s/ Garland S. Tucker, III Garland S. Tucker, III	Chairman of the Board (Principal Executive Officer)

	Chief Financial Officer, Treasurer, Secretary	March 29, 2007
/s/ Steven C. Lilly Steven C. Lilly	and Director (Principal Financial Officer)

/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	March 29, 2007

/s/ Brent P. W. Burgess Brent P. W. Burgess	Chief Investment Officer and Director	March 29, 2007

W. McComb Dunwoody	Director	March 29, 2007

/s/ Thomas M. Garrott, III Thomas M. Garrott, III	Director	March 29, 2007

/s/ Benjamin S. Goldstein Benjamin S. Goldstein	Director	March 29, 2007

/s/ Simon B. Rich, Jr. Simon B. Rich, Jr.	Director	March 29, 2007

/s/ Sherwood H. Smith, Jr. Sherwood H. Smith, Jr.	Director	March 29, 2007

Triangle Capital Corporation
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Triangle Capital Corporation
We have audited the accompanying balance sheet of Triangle Capital Corporation (the “Company”) as of December 31, 2006, and the related statements of operations, shareholder’s equity, and cash flows for the period from October 10, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle Capital Corporation at December 31, 2006 and the results of its operations and its cash flows for the period from October 10, 2006 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 22, 2007

Triangle Capital Corporation
Balance Sheet

December 31,
2006
Assets
Cash	$31,397
Deferred offering costs	1,020,646

Total assets	$1,052,043

Liabilities and Shareholder’s Equity
Accounts payable	$702,841
Payable to Triangle Mezzanine Fund LLLP	317,805
Payable to Triangle Capital Partners, LLC	30,000

Total liabilities	1,050,646

Shareholder’s equity:
Common stock, $0.001 par value per share (150,000,000 shares authorized; 100 shares issued and outstanding)	—
Additional paid-in capital	1,500
Accumulated deficit	(103)

Total shareholder’s equity	1,397

Total liabilities and shareholder’s equity	$1,052,043

See accompanying notes.

Triangle Capital Corporation
Statement of Operations

Period from
October 10, 2006
(inception) to
December 31,
2006
General and administrative expenses	$103

Total expenses	103

Net loss	$(103)

Loss per share – basic and diluted	$(1.03)
Weighted average number of shares outstanding – basic and diluted	100
See accompanying notes.

Triangle Capital Corporation
Statement of Shareholder’s Equity

	Common Stock				Total
	Number		Additional	Accumulated	Shareholder’s
	Of Shares	Amount	Paid-In Capital	Deficit	Equity
Balance, October 10, 2006 (inception)	—	$—	$—	$—	$—
Issuance of common stock	100	—	1,500	—	1,500
Net loss	—	—	—	(103)	(103)

Balance, December 31, 2006	100	$—	$1,500	$(103)	$1,397

See accompanying notes.

Triangle Capital Corporation
Statement of Cash Flows

Period from
October 10, 2006
(inception) to
December 31,
2006
Cash flows from operating activities:
Net loss	$(103)

Net cash used in operating activities	(103)

Cash flows from financing activities:
Issuance of common stock	1,500
Advance from Triangle Capital Partners, LLC	30,000

Net cash provided by financing activities	31,500

Net increase in cash	31,397
Cash, beginning of period	—

Cash, end of period	$31,397

Summary of non-cash financing transactions:
Costs incurred in connection with initial public offering included in accounts payable	$702,841
Costs incurred in connection with initial public offering included in payable to Triangle Mezzanine Fund LLLP	317,805

Total costs incurred in connection with initial public offering	$1,020,646

See accompanying notes.

Triangle Capital Corporation
Notes to Financial Statements
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
Organization
     Triangle Capital Corporation (the “Company”), was formed on October 10, 2006 for the purpose of acquiring Triangle Mezzanine Fund LLLP, raising capital in an initial public offering (the “Offering”) and thereafter operating as an internally managed Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).
     Triangle Mezzanine Fund LLLP (the “Existing Fund”) is a specialty finance limited liability limited partnership formed to make investments primarily in middle market companies located throughout the United States, particularly in the Southeast. The Existing Fund’s term is ten years from the date of formation (August 14, 2002) unless terminated earlier or extended in accordance with provisions of the limited partnership agreement. On September 11, 2003, the Existing Fund was licensed to operate as a Small Business Investment Company (SBIC) under the authority of the United States Small Business Administration (SBA). As a SBIC, the Existing Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.
     As more fully described in Note 2, the Existing fund became a wholly-owned subsidiary of the Company in connection with the Offering.
Basis of Presentation
     The financial statements of the Company include the accounts of the Company. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Deferred Offering Costs
     Deferred offering costs consist of costs incurred in connection with Offering completed in February 2007. The related offering costs will be reclassified to shareholder’s equity and netted against the gross proceeds of the Offering in the first quarter of 2007.
General and Administrative Expenses
     General and administrative expenses during 2006 consist solely of bank fees.
Earnings per Share
     Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted earnings per share is the same as basic earnings per share.
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     The Company has not issued any share-based payment awards since inception, however if the Company issues share-based payment awards in the future, the implementation of SFAS 123R’s fair value method may result in significant non-cash charges which will increase reported operating expenses; however, it will have no impact on cash flows. The impact of implementation of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.
     In July 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
2. Subsequent Events
     On February 21, 2007, concurrent with the closing of the Offering, the following formation transactions were consummated:
•	The Company acquired 100% of the limited partnership interests in the Existing Fund, which became the Company’s wholly owned subsidiary, retained its SBIC license, and continues to hold its existing investments and make new investments with the proceeds of the Offering.

•	The Company acquired 100% of the equity interests in Triangle Mezzanine LLC, the general partner of the Existing Fund and the management agreement between the Existing Fund and Triangle Mezzanine LLC was terminated.
     The Offering consisted of the sale of 4,770,000 shares of Common Stock at a price of $15 per share, which resulted in net proceeds of approximately $65.2 million.
     Upon completion of the Offering, the merged entity operates as a closed–end, non–diversified investment company and has elected to be treated as a BDC under the 1940 Act. The Company will be internally managed by its executive officers (previously employed by the Existing Fund’s management company) under the supervision of the board of directors. Therefore, the Company will not pay management or advisory fees, but instead will incur the operating costs associated with employing executive management and investment and portfolio management professionals.
     As a result of completion of the Offering and formation transactions, the Existing Fund became a 100% wholly owned subsidiary of the Company. The General partner of the Existing Fund is the New General Partner (which is wholly owned by the Company) and the limited partners of the Existing Fund are the Company (99.9%) and the New General Partner (0.1%). For all periods subsequent to the Offering, the financial position, results of operation and cash flows of the Existing Fund will be consolidated with the financial position, results of operation and cash flows operating results of the Company. Accordingly, earnings per share amounts for periods subsequent to the Offering will be calculated based on the capital structure of the Company subsequent to the Offering. Upon completion of the Offering, the Company had 6,686,760 common shares outstanding.
     The Company has adopted, effective upon completion of the Offering, the Triangle Capital Corporation 2007 Equity Incentive Plan whereby the compensation committee of the board of directors may award stock options, restricted stock or other stock based incentive awards to executive officers, employees and directors. Up to 900,000 shares are available for grant under the Plan.

Triangle Mezzanine Fund LLLP
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Triangle Mezzanine Fund LLLP
We have audited the accompanying balance sheets of Triangle Mezzanine Fund LLLP (the “Existing Fund”), including the schedule of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006, and the financial highlights for each of the four years in the period ended December 31, 2006. These financial statements and financial highlights are the responsibility of the Existing Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Existing Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Existing Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2006 and 2005 by correspondence with the portfolio companies. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Triangle Mezzanine Fund LLLP at December 31, 2006 and 2005, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and the financial highlights for each of the four years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 22, 2007

TRIANGLE MEZZANINE FUND LLLP
Balance Sheets

	December 31,
	2006	2005
Assets
Investments at fair value:
Non–Control / Non–Affiliate investments (cost of $40,592,972 and $28,678,659 at December 31, 2006 and 2005, respectively)	$42,370,348	$31,328,659
Affiliate investments (cost of $9,453,445 and $3,266,707 at December 31, 2006 and 2005, respectively)	10,011,145	3,366,707
Control investments (cost of $2,614,935 and $2,448,245 at December 31, 2006 and 2005, respectively)	2,614,935	2,448,245

Total investments at fair value	54,996,428	37,143,611
Deferred loan origination revenue	(774,216)	(601,914)
Cash and cash equivalents	2,525,105	6,067,164
Interest and fees receivable	134,819	49,583
Receivable from Triangle Capital Corporation	317,805	—
Deferred financing fees	985,477	1,085,397

Total assets	$58,185,418	$43,743,841

Liabilities and Partners’ Capital
Accounts payable and accrued liabilities	$92,142	$13,226
Interest payable	606,296	566,068
Partners distribution payable	531,566	—
SBA guaranteed debentures payable	31,800,000	31,800,000

Total liabilities	33,030,004	32,379,294

Partners’ capital:
General partner	100	100
Limited partners	21,250,000	21,250,000
Capital contribution commitment receivable	—	(10,625,000)
Accumulated undistributed investment gains	3,905,314	739,447

Total partners’ capital	25,155,414	11,364,547

Total liabilities and partners’ capital	$58,185,418	$43,743,841

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Statements of Operations

	Years Ended December 31,
	2006	2005	2004
Investment income:
Loan interest, fee and dividend income:
Non–Control / Non–Affiliate investments	$4,595,442	$4,125,584	$1,178,227
Affiliate investments	539,485	459,810	319,742
Control investments	285,754	39,850	—

Total loan interest, fee and dividend income	5,420,681	4,625,244	1,497,969

Paid–in–kind interest income:
Non–Control / Non–Affiliate investments	816,040	962,121	235,924
Affiliate investments	39,576	243,663	234,653
Control investments	166,690	23,642	—

Total paid–in–kind interest income	1,022,306	1,229,426	470,577

Interest income from cash and cash equivalent investments	279,817	108,493	18,757

Total investment income	6,722,804	5,963,163	1,987,303

Expenses:
Interest expense	1,833,458	1,543,378	338,886
Amortization of deferred financing fees	99,920	89,970	38,133
Management fees	1,589,070	1,573,602	1,563,747
General and administrative expenses	114,938	57,991	83,257

Total expenses	3,637,386	3,264,941	2,024,023

Net investment income (loss)	3,085,418	2,698,222	(36,720)

Net realized gain (loss) on investments – Non Control / Non–Affiliate	6,026,948	(3,500,000)	—
Net unrealized appreciation (depreciation) of investments	(414,923)	3,975,000	(1,225,000)

Total net gain (loss) on investments	5,612,025	475,000	(1,225,000)

Net increase (decrease) in net assets resulting from operations	$8,697,443	$3,173,222	$(1,261,720)

Allocation of net increase (decrease) in net assets resulting from operations to:
General partner	$1,739,489	$634,644	$(4)

Limited partners	$6,957,954	$2,538,578	$(1,261,716)

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Statements of Changes in Partners’ Capital

				Accumulated
			Capital	Undistributed
			Contribution	Investment
	General	Limited	Commitment	Gains
	Partner	Partners	Receivable	(Losses)	Total
Balance, December 31, 2003	$100	$20,500,000	$(16,400,000)	$(1,172,055)	$2,928,045
Partners’ capital contributions	—	750,000	2,587,500	—	3,337,500
Net investment loss	—	—	—	(36,720)	(36,720)
Unrealized depreciation on investments	—	—	—	(1,225,000)	(1,225,000)

Balance, December 31, 2004	100	21,250,000	(13,812,500)	(2,433,775)	5,003,825
Partners’ capital contributions	—	—	3,187,500	—	3,187,500
Net investment income	—	—	—	2,698,222	2,698,222
Realized loss on investments	—	—	—	(3,500,000)	(3,500,000)
Unrealized appreciation on investments	—	—	—	3,975,000	3,975,000

Balance, December 31, 2005	100	21,250,000	(10,625,000)	739,447	11,364,547
Partners’ capital contributions	—	—	10,625,000	—	10,625,000
Distributions to partners	—	—	—	(5,531,576)	(5,531,576)
Net investment income	—	—	—	3,085,418	3,085,418
Realized gains on investments	—	—	—	6,026,948	6,026,948
Unrealized depreciation on investments	—	—	—	(414,923)	(414,923)

Balance, December 31, 2006	$100	$21,250,000	$—	$3,905,314	$25,155,414

See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,697,443	$3,173,222	$(1,261,720)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(21,458,478)	(29,125,000)	(20,407,365)
Repayments received/sales of portfolio investments	9,965,446	12,202,510	—
Loan origination and other fees received	607,794	1,083,600	580,000
Net realized (gain) loss on investments	(6,026,948)	3,500,000	—
Net unrealized (appreciation) depreciation on investments	414,923	(3,975,000)	1,225,000
Paid–in–kind interest accrued, net of payments received	(578,724)	47,748	(470,577)
Amortization of deferred financing fees	99,920	89,970	38,133
Recognition of loan origination and other fees	(435,492)	(1,018,965)	(77,721)
Accretion of loan discounts	(169,036)	(93,272)	(47,655)
Changes in operating assets and liabilities:
Interest and fees receivable	(85,236)	48,859	(98,442)
Accounts payable and accrued liabilities	78,916	13,226	(10,000)
Interest payable	40,228	335,696	230,372

Net cash used in operating activities	(8,849,244)	(13,717,406)	(20,299,975)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	—	14,100,000	17,700,000
Financing fees paid	—	(352,500)	(861,000)
Payments made for public offering costs (receivable from Triangle Capital Corporation)	(317,805)	—	—
Partners’ capital contributions	10,625,000	3,187,500	3,337,500
Distribution to partners	(5,000,010)	—	—

Net cash provided by financing activities	5,307,185	16,935,000	20,176,500

Net increase (decrease) in cash and cash equivalents	(3,542,059)	3,217,594	(123,475)
Cash and cash equivalents, beginning of year	6,067,164	2,849,570	2,973,045

Cash and cash equivalents, end of year	$2,525,105	$6,067,164	$2,849,570

Supplemental Disclosure of cash flow information:
Cash paid for interest	$1,793,000	$1,208,000	$109,000

Summary of non-cash financing transactions:
Accrued distribution to partners	$531,566	$—	$—
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Schedule of Investments
December 31, 2006

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Non–Control / Non–Affiliate Investments:

AirServ Corporation (18%)*	Airline Services	Subordinated Note (12%, Due 06/09)	$4,226,813	$4,010,000	$4,010,000
		Common Stock Warrants (1,238,843 shares)		414,285	551,385

			4,226,813	4,424,285	4,561,385

Ambient Air Corporation (16%)*	Specialty Trade Contractors	Subordinated Notes (12%–13%, Due 03/09–3/11)	4,000,000	3,874,015	3,874,015
		Common Stock Warrants (455 shares)		142,361	142,361

			4,000,000	4,016,376	4,016,376

Art Headquarters, LLC (11%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,680,155	2,652,414	2,652,414
		Membership unit warrants (15% of units (150 units))		40,800	40,800

			2,680,155	2,693,214	2,693,214

Assurance Operations Corporation (15%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,640,439	3,640,439	3,640,439
		Common Stock (200 shares)		200,000	200,000

			3,640,439	3,840,439	3,840,439

Bruce Plastics, Inc. (6%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11	1,500,000	1,395,305	1,395,305
		Common Stock Warrants (12% of common stock)		108,534	108,534

			1,500,000	1,503,839	1,503,839

CV Holdings, LLC (20%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	4,683,376	4,683,376	4,683,376
		Royalty rights		—	250,000

			4,683,376	4,683,376	4,933,376

DataPath, Inc. (8%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	2,070,000

				101,500	2,070,000

Eastern Shore Ambulance, Inc. (4%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	949,099	949,099
		Common Stock Warrants (6% of common stock)		55,268	94,267
		Common Stock (30 shares)		30,000	51,100

			1,000,000	1,034,367	1,094,466

Fire Sprinkler Systems, Inc. (12%)*	Specialty Trade Contractors	Subordinated Notes (13%–17.5%, Due 04/11)	2,713,460	2,713,460	2,713,460
		Common Stock (250 shares)		250,000	250,000

			2,713,460	2,963,460	2,963,460

Flint Acquisition Corporation (18%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875 shares)		308,333	829,633

			3,750,000	4,058,333	4,579,633

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Garden Fresh Restaurant Corp. (15%)*	Restaurant	Subordinated Note (12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	673,700

			3,000,000	3,500,000	3,673,700

Gerli & Company (12%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,052,167	2,981,184	2,981,184
		Common Stock Warrants (56,559 shares)		83,414	83,414

			3,052,167	3,064,598	3,064,598

Library Systems & Services, LLC (9%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,950,190	1,950,190
		Common Stock Warrants (112 shares)		58,995	189,895

			2,000,000	2,009,185	2,140,085

Numo Manufacturing, Inc. (5%)*	Consumer Products Manufacturer	Subordinated Note (13%, Due 12/10)	2,700,000	2,700,000	1,235,777
		Common Stock Warrants (238 shares)		—	—

			2,700,000	2,700,000	1,235,777

Subtotal Non–Control / Non–Affiliate Investments			38,946,410	40,592,972	42,370,348

Affiliate Investments:

Axxiom Manufacturing, Inc. (4) (10%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,039,575	2,039,575	2,039,575
		Common Stock (34,100 shares)		200,000	541,700

			2,039,575	2,239,575	2,581,275

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (5) (16%)*	Oil and Gas Services	Subordinated Note – Brantley Transportation (14%, Due 12/12)	3,800,633	3,767,033	3,767,033
		Common Unit Warrants – Brantley Transportation (4,560 common units)		33,600	33,600
		Preferred Units – Pine Street (200 units)		200,000	200,000
		Common Unit Warrants – Pine Street (2,220 units)		—	—

			3,800,633	4,000,633	4,000,633

Genapure Corporation (2%)*	Lab Testing Services	Common Stock (4,286 shares)		500,000	500,000

				500,000	500,000

Porter’s Group, LLC (12%)*	Metal Fabrication	Subordinated Note (12%, Due 06/10)	2,410,000	2,242,083	2,242,083
		Membership Units (980 units)		250,000	142,150
		Membership Warrants (3,750 Units)		221,154	545,004

			2,410,000	2,713,237	2,929,237

Subtotal Affiliate Investments			8,250,208	9,453,445	10,011,145

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:
ARC Industries, LLC (10%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,439,935	2,439,935	2,439,935
		Membership Units (3,000 units)		175,000	175,000

			2,439,935	2,614,935	2,614,935

Subtotal Control Investments			2,439,935	2,614,935	2,614,935

Total Investments, December 31, 2006 (219%)*			$49,636,553	$52,661,352	$54,996,428

*	Value as a percent of net assets

(1)	All debt and preferred stock investments are income producing. Common stock and all warrants are non–income producing.

(2)	Interest rates on Subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Does not include a warrant to purchase 1,000 shares of Axxiom’s common stock which will be held by the Existing Fund upon completion of the formation transactions described in Note 7.

(5)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Schedule of Investments
December 31, 2005

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Non–Control / Non–Affiliate Investments:

AirServ Corporation (36%)*	Airline Services	Subordinated Note (12%, Due 06/09)	$4,000,000	$3,703,854	$3,703,854
		Common Stock Warrants (1,238,843 shares)		414,285	414,285

			4,000,000	4,118,139	4,118,139

Ambient Air Corporation (32%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 05/10)	2,543,478	2,529,878	2,529,878
		Subordinated Note (13%, Due 05/08)	1,153,044	1,139,444	1,139,444
		Common Stock Warrants (241 shares)		27,200	27,200

			3,696,522	3,696,522	3,696,522

Art Headquarters, LLC (24%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,648,800	2,614,081	2,614,081
		Membership unit warrants (15% of units (150 units))		40,800	40,800

			2,648,800	2,654,881	2,654,881

CV Holdings, LLC (37%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (18%, Due 03/10)	4,168,354	4,168,354	4,168,354

			4,168,354	4,168,354	4,168,354

DataPath, Inc. (26%)*	Satellite Communication Manufacturer	Common Stock (1,483 shares)		350,000	3,000,000

				350,000	3,000,000

Flint Trading, Inc. (34%)*	Specialty Chemical Manufacturer	Subordinated Note (18%, Due 09/09)	3,570,972	3,570,972	3,570,972
		Preferred Stock (9,875 shares)		308,333	308,333

			3,570,972	3,879,305	3,879,305

Garden Fresh Restaurant Corp. (31%)*	Restaurant	Subordinated Note (12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	500,000

			3,000,000	3,500,000	3,500,000

Life is Good, Inc. (32%)*	Apparel Manufacturer and Distributor	Subordinated Note (18.25%, Due 02/10)	1,075,006	1,069,956	1,069,956
		Subordinated Note (14%, Due 02/10)	2,536,452	2,531,402	2,531,402
		Common Stock Warrants (223 shares)		10,100	10,100

			3,611,458	3,611,458	3,611,458

Numo Manufacturing, Inc. (24%)*	Consumer Products Manufacturer	Subordinated Note (13%, Due 12/10)	2,700,000	2,700,000	2,700,000
		Common Stock Warrants (238 shares)		—	—

			2,700,000	2,700,000	2,700,000

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Subtotal Non–Control / Non–Affiliate Investments			27,396,106	28,678,659	31,328,659

Affiliate Investments:

Genapure Corporation (5%)*	Lab Testing Services	Common Stock (4,286 shares)		500,000	600,000

				500,000	600,000

Porter’s Group LLC (24%)*	Metal Fabrication	Subordinated Note (12%, Due 06/10)	2,500,000	2,295,554	2,295,554
		Membership Units (980 units)		250,000	250,000
		Membership Warrants (3,750 Units)		221,153	221,153

			2,500,000	2,766,707	2,766,707

Subtotal Affiliate Investments			2,500,000	3,266,707	3,366,707

Control Investments:

ARC Industries, LLC (21%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,273,245	2,273,245	2,273,245
		Membership Units (3,000 units)		175,000	175,000

			2,273,245	2,448,245	2,448,245

Subtotal Control Investments			2,273,245	2,448,245	2,448,245

Total Investments, December 31, 2005 (326%)*			$32,169,351	$34,393,611	$37,143,611

*	Value as a percent of net assets

(1)	All debt and preferred stock investments are income producing. Common stock and all warrants are non–income producing.

(2)	Interest rates on Subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.
See accompanying notes.

TRIANGLE MEZZANINE FUND LLLP
Notes to Financial Statements
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
Organization
     Triangle Mezzanine Fund LLLP (the “Existing Fund”) is a specialty finance limited liability limited partnership formed to make investments primarily in middle market companies located throughout the United States, particularly in the Southeast. The Existing Fund’s term is ten years from the date of formation (August 14, 2002) unless terminated earlier or extended in accordance with provisions of the limited partnership agreement.
     The general partner of the Existing Fund is Triangle Mezzanine LLC (the “General Partner”). The General Partner has selected Triangle Capital Partners, LLC as the manager of the Existing Fund (the “Management Company”).
     On September 11, 2003, the Existing Fund was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). As a SBIC, the Existing Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.
     On October 10, 2006 a newly organized corporation, Triangle Capital Corporation, was formed for the purpose of acquiring the Existing Fund, raising capital in an initial public offering (the “Offering”) and thereafter operating as an internally managed Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).
     Effective concurrently with the closing of the Offering on February 21, 2007, the following formation transactions were consummated:
•	Triangle Capital Corporation acquired 100% of the limited partnership interests in the Existing Fund, which became Triangle Capital Corporation’s wholly owned subsidiary, retained its license by the SBA to operate as a SBIC, and continues to hold its existing investments and make new investments with the proceeds of the Offering.

•	Triangle Capital Corporation acquired 100% of the equity interests in Triangle Mezzanine LLC, the general partner of the Existing Fund. The management agreement between the Existing Fund and Triangle Mezzanine LLC was terminated.
     Upon completion of the Offering, the merged entity operates as a closed–end, non–diversified investment company and has elected to be treated as a BDC under the 1940 Act. Triangle Capital Corporation will be internally managed by its executive officers (previously employed by the Management Company) under the supervision of the board of directors. Therefore, Triangle Capital Corporation will not pay management or advisory fees, but instead will incur the operating costs associated with employing executive management and investment and portfolio management professionals.
     As a result of completion of the Offering and formation transactions, the Existing Fund became a 100% owned subsidiary of Triangle Capital Corporation. The General partner of the Existing Fund is the New General Partner (which is wholly owned by Triangle Capital Corporation) and the limited partners of the Existing Fund are Triangle Capital Corporation (99.9%) and the New General Partner (0.1%).
Basis of Presentation
     The financial statements of the Existing Fund include the accounts of the Existing Fund. The Existing Fund does not consolidate portfolio company investments. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
Significant Accounting Policies
Rights and Preferences of the Partners
     Limited partners of the Existing Fund are not liable for obligations of the Existing Fund. The management and operation of the Existing Fund and the formation of investment policy is vested exclusively in the General Partner. Limited partners take no part in the control or management of the business or affairs of the Existing Fund or vote on any matter relative to the Existing Fund.

Allocations and Distributions
     Historically, cumulative net increase in net assets resulting from operations is allocated to the partners in the following order: first to the extent of the limited partner’s preferred return, second to the General Partner until its allocation equals 20.0% of the limited partner’s preferred return divided by 80.0%, and third 80.0% to the limited partners and 20.0% to the General Partner of any remaining amounts. The limited partner’s preferred return is an amount equal to 7.0%, compounded annually, of the partner’s net capital contribution. Cumulative net losses are allocated to the partners in proportion to their capital contributions.
     Generally, distributions are allocated to the partners in the following order: first to the extent of the income taxes imposed on the partner with respect to income allocated to the partner, second to each limited partner to the extent of the limited partner’s preferred return, third to each partner to the extent of contributed capital, fourth to the General Partner until its allocation equals 20.0% of the cumulative distributions, and fifth 80.0% to the limited partners and 20.0% to the General Partner. Distributions are at the discretion of the General Partner. During 2006, the Existing Fund distributed $5,000,010 in cash to the limited partners of the Existing Fund and recorded a partners distribution payable of $531,566 to the General Partner, which will be distributed in the first quarter of 2007.
     In conjunction with the completion of the Offering in February 2007, as more fully described above, the Existing Fund’s Limited Partnership Agreement was amended. As a result, allocations of profits and losses and distributions of the Existing Fund, generally, are allocated to the partners in proportion to their respective partnership percentages.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Valuation of Investments
     The Existing Fund invests primarily in debt and equity of privately held companies for which market prices are not available. Therefore, the Existing Fund values all of its investments at fair value, as determined in good faith by the Board of Directors. Due to the inherent uncertainty in the valuation process, the Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
     Debt and equity securities that are not publicly traded and for which a limited market does not exist are valued at fair value as determined in good faith by the Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Existing Fund might reasonably expect to receive upon the current sale of the security which, for investments that are less than nine months old typically equates to the original cost basis unless there has been significant over–performance or under–performance by the portfolio company. In making the good faith determination of the value of these securities, the Existing Fund starts with the cost basis of the security, which includes the amortized original issue discount, and payment–in–kind (PIK) interest, if any. Management evaluates the investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, the Existing Fund considers common valuation techniques used by qualified valuation professionals. These valuation techniques consist of: valuation based on original transaction multiples and the portfolio company’s financial performance, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities. The Existing Fund also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. Additionally, in connection with the process to determine fair value, the Existing Fund has engaged a third–party valuation firm to assist in the valuation process by reviewing a selection of portfolio company valuations prepared by the Existing Fund.
     When originating a debt security, the Existing Fund will sometimes receive warrants or other equity–related securities from the borrower. The Existing Fund determines the cost basis of the warrants or other equity–related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity–related securities received. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments
     Realized gains or losses are recorded upon the sale or liquidation of investments and calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the valuation of the investments and the cost basis of the investments.
Investment Classification
     In accordance with the provisions of the 1940 Act, the Existing Fund classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Existing Fund is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Existing Fund, as defined in the 1940 Act, other than Control Investments. “Non–Control/Non–Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Existing Fund is deemed to control a company in which it has invested if the Existing Fund owns more than 25.0% of the voting securities of such company or has greater than 50.0% representation on its board. The Existing Fund is deemed to be an affiliate of a company in which the Existing Fund has invested if it owns between 5.0% and 25.0% of the voting securities of such company.
Cash and Cash Equivalents
     The Existing Fund considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.
Deferred Financing Fees
     Costs incurred to obtain long–term debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Income Taxes
     No provision for income taxes is included in the financial statements because all income, deductions, gains, losses, and credits are reported in the tax returns of the partners.
Investment Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Existing Fund will stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. Dividend income is recorded on the ex–dividend date.
Fee Income
     Loan origination, facility, commitment, consent and other advance fees received in connection with loan agreements are recorded as deferred income and recognized as income over the term of the loan. Loan prepayment penalties are recorded into income when received. Any previously deferred fees are immediately recorded into income upon prepayment of the related loan.
Payment in Kind Interest
     The Existing Fund holds loans in its portfolio that contain a payment–in–kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus the actual collection of this interest generally occurs at the time of loan principal repayment. The Existing Fund will generally cease accruing PIK interest if there is insufficient value to support the accrual or if the investee is not expected to be able to pay all principal and interest due.
Management Fee
     The Management Company, a related party, is majority owned by three managing directors of the Existing Fund and is responsible for most of the routine operating expenses of the Existing Fund. The Management Company is entitled to a quarterly management fee, which, under the Existing Fund’s partnership agreement, is payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee are made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense are the responsibility of the Existing Fund. The management fee for the years ended December 31, 2006, 2005 and 2004 was $1,589,070, $1,573,602 and $1,563,747, respectively. In conjunction with the completion of the Offering in February 2007, more fully described above, the management agreement was terminated.
Segments
     The Company lends to and invests in customers in various industries. The Existing Fund separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All applicable segment disclosures are included in or can be derived from the Existing Fund’s financial statements.
Concentration of Credit Risk
     The Existing Fund’s investees are generally lower middle–market companies in a variety of industries. At December 31, 2005, the Existing Fund had five investments that were individually greater than or equal to 10.0% of the total investment portfolio. These five investments represented approximately 52.0% of the total investment portfolio. There were no individual investments greater than 10% of the Existing Fund’s portfolio at December 31, 2006. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
     The Existing Fund’s investments carry a number of risks including, but not limited to: 1) investing in lower middle market companies which have a limited operating history and financial resources; 2) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors; 3) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     The Existing fund has not issued any share-based payment awards since inception, however if the Existing Fund issues share-based payment awards in the future, the implementation of SFAS 123R’s fair value method may result in significant non-cash charges which will increase reported operating expenses; however, it will have no impact on cash flows. The impact of implementation of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.
     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Existing Fund’s financial position, results of operations of cash flows.
     In July 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Existing Fund is currently evaluating the impact on its financial statements of adopting SFAS 157.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the Securities and Exchange Commission (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year Consolidated Financial Statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. The Existing Fund did not have any adjustments resulting from the application of SAB 108, which was effective for the fiscal year ended December 31, 2006.
2. Line of Credit
     The Existing Fund entered into a commitment with a bank in March 2004, consisting of a $4,000,000 revolving line of credit, which was to expire on January 13, 2007. At December 31, 2005, there were no outstanding borrowings under the line of credit. The Existing Fund terminated the line of credit in August 2006.
3. Long–Term Debt
     The Existing Fund has the following debentures outstanding guaranteed by the SBA:

			December 31
		Prioritized
Issuance Date	Maturity Date	Return Rate	2006	2005
September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000

			$31,800,000	$31,800,000

     Interest payments are payable semi–annually. There are no principal payments required on these issues prior to maturity. All debentures are subject to prepayment penalties. The SBA has provided a commitment of up to $41,850,000 of which $10,050,000 remains unused by the Existing Fund as of December 31, 2006. The Existing Fund pays a one–time 1.0% fee on the total commitment from the SBA and a one–time 2.5% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all debentures as of December 31, 2006 and 2005 was 5.767%.

4. Portfolio Investments
     Summaries of the composition of the Existing Fund’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	December 31,
	2006	2005

Cost:
Subordinated debt	93%	92%
Equity	5	6
Equity warrants	2	2
Royalty rights	—	—

	100%	100%

	December 31,
	2006	2005

Fair Value:
Subordinated debt	86%	85%
Equity	10	13
Equity warrants	3	2
Royalty rights	1	—

	100%	100%

     The Existing Fund invests in portfolio companies in the Unites States with an emphasis on the southeast United States. The following tables show the portfolio composition by geographic location at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31,
	2006	2005

Cost:
Southeast	52%	59%
Non–Southeast	48%	41%

	100%	100%

	December 31,
	2006	2005

Fair Value:
Southeast	55%	62%
Non–Southeast	45%	38%

	100%	100%

5. Financial Highlights

	Year Ended December 31,
	2006	2005	2004	2003

Net assets at end of period	$25,155,414	$11,364,547	$5,003,825	$2,928,045
Ratio of operating expenses to average net assets	18%	43%	40%	107%
Ratio of net investment income (loss) to average net assets	15%	35%	(1%)	(104%)
Ratio of total capital called to total capital commitments	100%	50%	35%	20%
Portfolio turnover ratio	7%	39%	0%	0%
Total Return	18%	4%	(29%)	57%

6. Selected Quarterly Financial Data (Unaudited)
     The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2006. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total investment income	$1,401,965	$1,898,543	$1,713,483	$1,708,813
Net investment income	505,638	994,711	830,057	755,012
Net increase in net assets resulting from operations	505,638	4,190,320	1,058,757	2,942,728

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Total investment income	$1,058,566	$1,376,424	$1,912,888	$1,615,285
Net investment income	370,425	533,065	1,060,819	733,913
Net increase (decrease) in net assets resulting from operations	370,425	(1,741,935)	2,810,819	1,733,913
7. Subsequent Events
SBA Guaranteed Debentures Payable
     On February 1, 2007, the Existing Fund borrowed an additional $4 million under the SBA debenture commitment.
New Entity Formation
     On October 10, 2006 a newly organized corporation, Triangle Capital Corporation, was formed for the purpose of acquiring the Existing Fund, raising capital in an initial public offering and thereafter operating as an internally managed BDC under the 1940 Act.
     On February 21, 2007, concurrent with the closing of the Offering, the following formation transactions were consummated:
•	Triangle Capital Corporation acquired 100% of the limited partnership interests in the Existing Fund, which became Triangle Capital Corporation’s wholly owned subsidiary, retained its license by the SBA to operate as a SBIC, and continues to hold its existing investments and make new investments with the proceeds of the Offering.

•	Triangle Capital Corporation acquired 100% of the equity interests in Triangle Mezzanine LLC, the general partner of the Existing Fund and the management agreement between the Existing Fund and Triangle Mezzanine LLC was terminated.
     The Offering consisted of the sale of 4,770,000 shares of Common Stock at a price of $15 per share, resulting in net proceeds of approximately $65.2 million.
     Upon completion of the Offering, the merged entity operates as a closed–end, non–diversified investment company and has elected to be treated as a BDC under the 1940 Act. Triangle Capital Corporation will be internally managed by its executive officers (previously employed by the Existing Fund’s management company) under the supervision of the board of directors. Therefore, Triangle Capital Corporation will not pay management or advisory fees, but instead will incur the operating costs associated with employing executive management and investment and portfolio management professionals.
     As a result of completion of the Offering and formation transactions, the Existing Fund became a 100% wholly owned subsidiary of Triangle Capital Corporation. The General partner of the Existing Fund is the New General Partner (which is wholly owned by Triangle Capital Corporation) and the limited partners of the Existing Fund are Triangle Capital Corporation (99.9%) and the New General Partner (0.1%).
     Triangle Capital Corporation has adopted, effective upon completion of the Offering, the Triangle Capital Corporation 2007 Equity Incentive Plan whereby the compensation committee of the board of directors may award stock options, restricted stock or other stock based incentive awards to executive officers, employees and directors. Up to 900,000 shares are available for grant under the Plan.

Sale of Investment in Numo Manufacturing, Inc.
     On March 19, 2007, the Existing Fund sold its investment in Numo Manufacturing, Inc. (“Numo”) for approximately $1.2 million in cash. In the second quarter of 2006, the fund recorded a 100% unrealized loss on its investment in Numo and had written down the carrying value of our investment in Numo to zero. As a result of the sale, we have adjusted the carrying value of our investment in Numo to $1.2 million as of December 31, 2006.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.3	Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Form of Dividend Reinvestment Plan (Filed as Exhibit (e) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

10.1†	Employment Agreement between Triangle Capital Corporation and Garland S. Tucker, III dated February 21, 2007.

10.2†	Employment Agreement between Triangle Capital Corporation and Brent P.W. Burgess dated February 21, 2007.

10.3†	Employment Agreement between Triangle Capital Corporation and Steven C. Lilly dated February 21, 2007.

10.4†	Employment Agreement between Triangle Capital Corporation and Tarlton H. Long dated February 21, 2007.

10.5†	Employment Agreement between Triangle Capital Corporation and David F. Parker dated February 21, 2007.

10.6†	Triangle Capital Corporation 2007 Equity Incentive Plan (Filed as Exhibit (i) to the Registrant’s pre-effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

10.7	Custodian Agreement with U.S. Bank National Association.

10.8	Sublease Assignment and Assumption of Assignor’s Interest dated January 17, 2007.

10.9	Form of Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit (k)(1) to the Registrant’s pre-effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

14.1	Code of Conduct.

21.1	List of Subsidiaries.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.