Form 10-Q
period 2007-06-30
Triangle Capital CORP
filed 2007-08-09
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Registrant’s telephone number, including area code: (919) 719-4770
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock on August 10, 2007 was 6,732,862.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheet as of June 30, 2007 and Combined Balance Sheet as of December 31, 2006	3
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and Unaudited Combined Statements of Operations for the Three and Six Months Ended June 30, 2006	4
	Unaudited Consolidated Statement of Changes in Net Assets for the Six Months Ended June 30, 2007 and Unaudited Combined Statement of Changes in Net Assets for the Six Months Ended June 30, 2006	5
	Unaudited Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007 and Unaudited Combined Statement of Cash Flows for the Six Months Ended June 30, 2006	6
	Unaudited Consolidated Schedule of Investments as of June 30, 2007	7
	Combined Schedule of Investments as of December 31, 2006	10
	Notes to Unaudited Financial Statements	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4T.	Controls and Procedures	27

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		30
Exhibits
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE CAPITAL CORPORATION
Balance Sheets

	June 30,	December 31,
	2007	2006
	(Consolidated)	(Combined)
	(Unaudited)
Assets
Investments at fair value:
Non–Control / Non–Affiliate investments (cost of $48,270,780 and $40,592,972 at June 30, 2007 and December 31, 2006, respectively)	$51,656,727	$42,370,348
Affiliate investments (cost of $16,044,523 and $9,453,445 at June 30, 2007 and December 31, 2006, respectively)	17,393,567	10,011,145
Control investments (cost of $15,366,248 and $2,614,935 at June 30, 2007 and December 31, 2006, respectively)	15,277,748	2,614,935

Total investments at fair value	84,328,042	54,996,428
Deferred loan origination revenue	(1,172,366)	(774,216)
Cash and cash equivalents	45,148,032	2,556,502
Interest and fees receivable	129,207	134,819
Prepaid expenses	50,637	—
Receivable from Triangle Capital Partners, LLC	18,687	—
Deferred offering costs	—	1,020,646
Deferred financing fees	1,027,261	985,477
Property and equipment, net	21,497	—

Total assets	$129,550,997	$58,919,656

Liabilities
Accounts payable and accrued liabilities	$470,460	$794,983
Interest payable	677,866	606,296
Partners tax distribution payable	—	531,566
Payable to Triangle Capital Partners, LLC	—	30,000
SBA guaranteed debentures payable	35,800,000	31,800,000

Total liabilities	36,948,326	33,762,845

Net Assets
General partner’s capital	—	100
Limited partners’ capital	—	21,250,000
Common stock, $0.001 par value per share (150,000,000 shares authorized, 6,732,862 and 100 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively)	6,733	—
Additional paid-in capital	86,617,869	1,500
Accumulated undistributed net realized earnings	1,331,578	1,570,135
Net unrealized appreciation of investments	4,646,491	2,335,076

Total net assets	92,602,671	25,156,811

Total liabilities and net assets	$129,550,997	$58,919,656

Net asset value per share	$13.75	N/A

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Consolidated)	(Combined)	(Consolidated)	(Combined)

Investment income:
Loan interest, fee and dividend income:
Non–Control / Non–Affiliate investments	$1,349,014	$1,302,937	$2,504,636	$2,216,457
Affiliate investments	519,000	—	793,614	—
Control investments	408,023	265,420	483,741	475,292

Total loan interest, fee and dividend income	2,276,037	1,568,357	3,781,991	2,691,749

Paid–in–kind interest income:
Non–Control / Non–Affiliate investments	202,009	219,918	376,805	389,879
Affiliate investments	66,292	—	95,542	—
Control investments	108,365	51,346	151,313	100,039

Total paid–in–kind interest income	376,666	271,264	623,660	489,918

Interest income from cash and cash equivalent investments	634,521	58,922	993,689	118,841

Total investment income	3,287,224	1,898,543	5,399,340	3,300,508

Expenses:
Interest expense	521,026	462,259	1,020,717	918,990
Amortization of deferred financing fees	28,108	24,796	55,216	49,239
Management fees	—	398,439	232,423	792,191
General and administrative expenses	1,094,092	18,338	1,642,256	39,739

Total expenses	1,643,226	903,832	2,950,612	1,800,159

Net investment income	1,643,998	994,711	2,448,728	1,500,349

Net realized gain (loss) on investments – Non Control / Non–Affiliate	—	5,977,109	(1,464,224)	5,977,109
Net unrealized appreciation (depreciation) of investments	586,086	(2,781,500)	2,311,415	(2,781,500)

Total net gain on investments	586,086	3,195,609	847,191	3,195,609

Net increase in net assets resulting from operations	$2,230,084	$4,190,320	$3,295,919	$4,695,958

Net investment income per share – basic and diluted	$0.25	N/A	$0.37	N/A

Net increase in net assets resulting from operations per share – basic and diluted	$0.33	N/A	$0.49	N/A

Dividends declared per common share	$0.15	N/A	$0.15	N/A

Weighted average number of shares outstanding – basic and diluted	6,687,773	N/A	6,687,269	N/A

Allocation of net increase in net assets resulting from operations to:
General partner	N/A	$838,064	N/A	$939,192
Limited partners	N/A	3,352,256	N/A	3,756,766

	N/A	$4,190,320	N/A	$4,695,958

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Changes in Net Assets

				Accumulated	Net
			Capital	Undistributed	Unrealized
	General	Limited	Contribution	Net	Appreciation	Total
	Partner’s	Partners’	Commitment	Realized	of	Net
	Capital	Capital	Receivable	Earnings	Investments	Assets
Balance, January 1, 2006	$100	$21,250,000	$(10,625,000)	$(2,010,553)	$2,750,000	$11,364,547
Partners’ capital contributions	—	—	10,625,000	—	—	10,625,000
Net investment income	—	—	—	1,500,349	—	1,500,349
Realized gain on investment	—	—	—	5,977,109	(5,977,109)	—
Net unrealized gains in investments	—	—	—	—	3,195,609	3,195,609

Balance, June 30, 2006	$100	$21,250,000	$—	$5,466,905	$(31,500)	$26,685,505

						Accumulated	Net
						Undistributed	Unrealized
	General	Limited	Common Stock		Additional	Net	Appreciation	Total
	Partner’s	Partners’	Number	Par	Paid In	Realized	of	Net
	Capital	Capital	Of Shares	Value	Capital	Earnings	Investments	Assets
Balance, January 1, 2007	$100	$21,250,000	100	$—	$1,500	$1,570,135	$2,335,076	$25,156,811
Public offering of common stock	—	—	4,770,000	4,770	64,723,267	—	—	64,728,037
Formation transactions	(100)	(21,250,000)	1,916,660	1,917	21,248,183	—	—	—
Net investment income	—	—	—	—	—	2,448,728	—	2,448,728
Realized loss on investment	—	—	—	—	—	(1,464,224)	1,464,224	—
Net unrealized gains on investments	—	—	—	—	—	—	847,191	847,191
Dividends paid	—	—	46,102	46	644,919	(1,003,014)	—	(358,049)
Tax distribution to partners	—	—	—	—	—	(220,047)	—	(220,047)

Balance, June 30, 2007	$—	$—	6,732,862	$6,733	$86,617,869	$1,331,578	$4,646,491	$92,602,671

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
	(Consolidated)	(Combined)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,295,919	$4,695,958
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(29,413,602)	(14,453,478)
Repayments received/sales of portfolio investments	1,534,111	9,725,609
Loan origination and other fees received	642,125	438,795
Net realized loss on investments	1,464,224	(5,977,109)
Net unrealized appreciation of investments	(2,311,415)	2,781,500
Paid–in–kind interest accrued, net of payments received	(498,684)	(344,225)
Amortization of deferred financing fees	55,216	49,239
Recognition of loan origination and other fees	(243,975)	(340,167)
Accretion of loan discounts	(106,248)	(75,345)
Depreciation expense	2,064	—
Changes in operating assets and liabilities:
Interest and fees receivable	5,612	49,583
Prepaid expenses	(50,637)	—
Accounts payable and accrued liabilities	(324,523)	(9,037)
Interest payable	71,570	50,277
Receivable from / payable to Triangle Capital Partners, LLC	(48,687)	—

Net cash used in operating activities	(25,926,930)	(3,408,400)

Cash flows from investing activities:
Purchases of property and equipment	(23,561)	—

Net cash used in investing activities	(23,561)	—

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	4,000,000	—
Financing fees paid	(97,000)	—
Proceeds from initial public offering, net of expenses	64,728,037	—
Change in deferred offering costs	1,020,646	—
Partners’ capital contributions	—	10,625,000
Cash dividends paid	(358,049)	—
Tax distribution to partners	(751,613)	—

Net cash provided by financing activities	68,542,021	10,625,000

Net increase in cash and cash equivalents	42,591,530	7,216,600
Cash and cash equivalents, beginning of period	2,556,502	6,067,164

Cash and cash equivalents, end of period	$45,148,032	$13,283,764

Supplemental disclosure of cash flow information:
Cash paid for interest	$949,148	$868,713

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
June 30, 2007

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non–Control / Non–Affiliate Investments:

AirServ Corporation (5%)*	Airline Services	Subordinated Note (12%, Due 06/09)	$4,232,598	$4,059,106	$4,059,106
		Common Stock Warrants (1,238,843 shares)		414,285	584,003

			4,232,598	4,473,391	4,643,109

Ambient Air Corporation (5%)*	Specialty Trade Contractors	Subordinated Notes (12%–13%, Due 03/09–3/11)	4,000,000	3,885,767	3,885,767
		Common Stock Warrants (455 shares)		142,361	787,000

			4,000,000	4,028,128	4,672,767

APO Newco LLC (5%)*	Commercial and Consumer Marketing Products	Subordinated Note (14%, Due 03/13)	4,271,486	4,247,018	4,247,018
		Unit purchase warrant (87,302 Class C units)		25,200	25,200

			4,271,486	4,272,218	4,272,218

Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,571,822	2,547,948	2,547,948
		Membership unit warrants (15% of units (150 units))		40,800	58,100

			2,571,822	2,588,748	2,606,048

Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,732,531	3,732,531	3,732,531
		Common Stock (200 shares)		200,000	—

			3,732,531	3,932,531	3,732,531

Bruce Plastics, Inc. (2%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,403,387	1,403,387
		Common Stock Warrants (12% of common stock)		108,534	108,534

			1,500,000	1,511,921	1,511,921

CV Holdings, LLC (6%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	4,826,445	4,826,445	4,826,445
		Royalty rights		—	366,900

			4,826,445	4,826,445	5,193,345

DataPath, Inc. (2%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	1,541,300

				101,500	1,541,300

Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	953,753	953,753
		Common Stock Warrants (6% of common stock)		55,268	46,400
		Common Stock (30 shares)		30,000	12,100

			1,000,000	1,039,021	1,012,253

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Fire Sprinkler Systems, Inc. (3%)*	Specialty Trade Contractors	Subordinated Notes 13%–17.5%, Due 04/11)	2,572,211	2,572,211	2,572,211
		Common Stock (250 shares)		250,000	107,800

			2,572,211	2,822,211	2,680,011

Flint Acquisition Corporation (5%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875 shares)		308,333	894,600

			3,750,000	4,058,333	4,644,600

Garden Fresh Restaurant Corp. (4%)*	Restaurant	Subordinated Note (12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	673,600

			3,000,000	3,500,000	3,673,600

Gerli & Company (3%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,082,811	3,018,718	3,018,718
		Common Stock Warrants (56,559 shares)		83,414	—

			3,082,811	3,102,132	3,018,718

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,955,206	1,955,206
		Common Stock Warrants (112 shares)		58,995	499,100

			2,000,000	2,014,201	2,454,306

Twin-Star International, Inc. (6%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (13%, Due 04/14)	4,500,000	4,500,000	4,500,000
		Senior Note (8.3%, Due 04/13)	1,500,000	1,500,000	1,500,000

			6,000,000	6,000,000	6,000,000

Subtotal Non–Control / Non–Affiliate Investments			46,539,904	48,270,780	51,656,727

Affiliate Investments:

Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,060,171	2,060,171	2,060,171
		Common Stock (34,100 shares)		200,000	556,500
		Common Stock Warrant (1,000 shares)		—	12,500

			2,060,171	2,260,171	2,629,171

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (4%)*	Oil and Gas Services	Subordinated Note – Brantley Transportation (14%, Due 12/12)	3,839,011	3,807,392	3,807,392
		Common Unit Warrants – Brantley Transportation (4,560 common units)		33,600	33,600
		Preferred Units – Pine Street (200 units)		200,000	200,000
		Common Unit Warrants – Pine Street (2,220 units)		—	—

			3,839,011	4,040,992	4,040,992

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Equisales, LLC (7%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,036,569	6,036,569	6,036,569
		Class A Units (500,000 units)		500,000	500,000

			6,036,569	6,536,569	6,536,569

Genapure Corporation (“Genapure”) and Genpref LLC (“Genpref”) (5) (1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)		500,000	584,455
		Genpref Preferred Stock (455 shares)		63,602	74,345

				563,602	658,800

Porter’s Group, LLC (4%)*	Metal Fabrication	Subordinated Note (12%, Due 06/10)	2,320,000	2,172,035	2,172,035
		Membership Units (980 units)		250,000	280,700
		Membership Warrants (3,750 Units)		221,154	1,075,300

			2,320,000	2,643,189	3,528,035

Subtotal Affiliate Investments			14,255,751	16,044,523	17,393,567

Control Investments:

ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,527,076	2,527,076	2,527,076
		Membership Units (3,000 units)		175,000	86,500

			2,527,076	2,702,076	2,613,576

Fischbein LLC (14%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (16.5%, Due 05/13)	8,464,172	8,464,172	8,464,172
		Membership Units (4,200,000 units)		4,200,000	4,200,000

			8,464,172	12,664,172	12,664,172

Subtotal Control Investments			10,991,248	15,366,248	15,277,748

Total Investments, June 30, 2007 (91%)*			$71,786,903	$79,681,551	$84,328,042

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Schedule of Investments
December 31, 2006

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Non-Control / Non-Affiliate Investments:

AirServ Corporation (18%)*	Airline Services	Subordinated Note
		(12%, Due 06/09)	$4,226,813	$4,010,000	$4,010,000
		Common Stock
		Warrants (1,238,843
		shares)		414,285	551,385

			4,226,813	4,424,285	4,561,385

Ambient Air Corporation (16%)*	Specialty Trade	Subordinated Notes
	Contractors	(12%-13%, Due
		03/09-3/11)	4,000,000	3,874,015	3,874,015
		Common Stock
		Warrants (455 shares)		142,361	142,361

			4,000,000	4,016,376	4,016,376

Art Headquarters, LLC (11%)*	Retail, Wholesale	Subordinated Note
	and Distribution	(14%, Due 01/10)	2,680,155	2,652,414	2,652,414
		Membership unit
		warrants (15% of units
		(150 units))		40,800	40,800

			2,680,155	2,693,214	2,693,214

Assurance Operations Corporation	Auto Components /	Subordinated Note
(15%)*	Metal Fabrication	(17%, Due 03/12)	3,640,439	3,640,439	3,640,439
		Common Stock (200
		shares)		200,000	200,000

			3,640,439	3,840,439	3,840,439

Bruce Plastics, Inc. (6%)*	Plastic Component	Subordinated Note
	Manufacturing	(14%, Due 10/11	1,500,000	1,395,305	1,395,305
		Common Stock
		Warrants (12% of
		common stock)		108,534	108,534

			1,500,000	1,503,839	1,503,839

CV Holdings, LLC (20%)*	Specialty Healthcare
	Products	Subordinated Note
	Manufacturer	(16%, Due 03/10)	4,683,376	4,683,376	4,683,376
		Royalty rights		—	250,000

			4,683,376	4,683,376	4,933,376

DataPath, Inc. (8%)*	Satellite
	Communication	Common Stock
	Manufacturer	(210,263 shares)		101,500	2,070,000

				101,500	2,070,000

Eastern Shore Ambulance, Inc.	Specialty Health	Subordinated Note
(4%)*	Care Services	(13%, Due 03/11)	1,000,000	949,099	949,099
		Common Stock
		Warrants (6% of
		common stock)		55,268	94,267
		Common Stock
		(30 shares)		30,000	51,100

			1,000,000	1,034,367	1,094,466

		Subordinated Notes
Fire Sprinkler Systems, Inc.	Specialty Trade	(13%-17.5%, Due
(12%)*	Contractors	04/11)	2,713,460	2,713,460	2,713,460
		Common Stock (250
		shares)		250,000	250,000

			2,713,460	2,963,460	2,963,460

Flint Acquisition Corporation	Specialty Chemical	Subordinated Note
(18%)*	Manufacturer	(12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875
		shares)		308,333	829,633

			3,750,000	4,058,333	4,579,633

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Garden Fresh Restaurant Corp.		Subordinated Note
(15%)*	Restaurant	(12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units
		(5,000 units)		500,000	673,700

			3,000,000	3,500,000	3,673,700

Gerli & Company (12%)*	Specialty Woven	Subordinated Note
	Fabrics Manufacturer	(14%, Due 08/11)	3,052,167	2,981,184	2,981,184

		Common Stock
		Warrants (56,559
		shares)		83,414	83,414

			3,052,167	3,064,598	3,064,598

Library Systems & Services, LLC	Municipal Business	Subordinated Note
(9%)*	Services	(12%, Due 03/11)	2,000,000	1,950,190	1,950,190
		Common Stock
		Warrants (112 shares)		58,995	189,895

			2,000,000	2,009,185	2,140,085

Numo Manufacturing, Inc. (5%)*	Consumer Products	Subordinated Note
	Manufacturer	(13%, Due 12/10)	2,700,000	2,700,000	1,235,777
		Common Stock
		Warrants (238 shares)		—	—

			2,700,000	2,700,000	1,235,777

Subtotal Non-Control / Non-Affiliate Investments			38,946,410	40,592,972	42,370,348

Affiliate Investments:

	Industrial
Axxiom Manufacturing, Inc. (4)	Equipment	Subordinated Note
(10%)*	Manufacturer	(14%, Due 01/11)	2,039,575	2,039,575	2,039,575
		Common Stock
		(34,100 shares)		200,000	541,700

			2,039,575	2,239,575	2,581,275

Brantley Transportation, LLC (“Brantley Transportation”) and		Subordinated Note -
Pine Street Holdings, LLC (“Pine	Oil and Gas	Brantley Transportation
Street”) (5) (16%)*	Services	(14%, Due 12/12)	3,800,633	3,767,033	3,767,033
		Common Unit Warrants
		- Brantley
		Transportation (4,560
		common units)		33,600	33,600
		Preferred Units - Pine
		Street (200 units)		200,000	200,000
		Common Unit
		Warrants - Pine Street
		(2,220 units)		—	—

			3,800,633	4,000,633	4,000,633
Genapure Corporation (2%)*	Lab Testing	Common Stock (4,286
	Services	shares)		500,000	500,000

				500,000	500,000
Porter’s Group, LLC (12%)*	Metal Fabrication	Subordinated Note
		(12%, Due 06/10)	2,410,000	2,242,083	2,242,083
		Membership Units
		(980 units)		250,000	142,150
		Membership Warrants
		(3,750 Units)		221,154	545,004

			2,410,000	2,713,237	2,929,237

Subtotal Affiliate Investments			8,250,208	9,453,445	10,011,145

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:

ARC Industries, LLC (10%)*	Remediation	Subordinated Note
	Services	(19%, Due 11/10)	2,439,935	2,439,935	2,439,935
		Membership Units
		(3,000 units)		175,000	175,000

			2,439,935	2,614,935	2,614,935

Subtotal Control Investments			2,439,935	2,614,935	2,614,935

Total Investments, December 31, 2006 (219%)*			$49,636,553	$52,661,352	$54,996,428

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Does not include a warrant to purchase 1,000 shares of Axxiom’s common stock which will be held by the Fund upon completion of the formation transactions described in Note 1.

(5)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
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
     The Company currently operates as a closed–end, non–diversified investment company and has elected to be treated as a BDC under the 1940 Act. The Company is internally managed by its executive officers (previously employed by the Fund’s external manager) under the supervision of its board of directors. For all periods subsequent to the consummation of the Offering and the Formation Transactions, the Company does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals.
Basis of Presentation
     The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Triangle Mezzanine Fund LLLP. The Formation Transactions involved an exchange of shares of the Company’s common stock between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the three and six months ended June 30, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. In addition, in accordance with SFAS 141, the results of the Company’s operations and its cash flows for the three and six months ended June 30, 2006 and the Company’s financial position as of December 31, 2006 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Company’s financial position as of June 30, 2007 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation/combination. All financial data and information included in these financial statements have been presented on the basis describe above.
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
Dividends
     The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, when the Company declares a dividend, shareholders who have not opted out of the DRIP will have their dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends.
     On May 9, 2007, the Company declared a dividend of $0.15 per common share for the first quarter of 2007, payable on June 28, 2007 to shareholders of record on May 31, 2007. The total amount of the dividend was approximately $1.0 million, of which approximately $358,000 was paid in cash and approximately $645,000 was reinvested in new shares of the Company’s common stock.
Allocations and Distributions of the Fund
     Prior to the consummation of the Formation Transactions, cumulative net increase in net assets resulting from operations was allocated to the partners in the following order: first, to the extent of the limited partners’ preferred return, second, to the General Partner until its allocation equaled 20.0% of the limited partners’ preferred return divided by 80.0% and third, 80.0% to the limited partners and 20.0% to the General Partner of any remaining amounts. The limited partners’ preferred return was an amount equal to 7.0%, compounded annually, of the partners’ net capital contribution. Cumulative net losses were allocated to the partners in proportion to their capital contributions.
     In addition, prior to the consummation of the Formation Transactions, distributions generally were allocated to the partners in the following order: first, to the extent of the income taxes imposed on the partner with respect to income allocated to the partner, second, to each limited partner to the extent of the limited partner’s preferred return, third, to each partner to the extent of contributed capital, fourth, to the General Partner until its allocation equals 20.0% of the cumulative distributions and fifth, 80.0% to the limited partners and 20.0% to the General Partner. Distributions were at the discretion of the General Partner. During the six months ended June 30, 2007, the Fund distributed $751,613 in cash to the General and Limited Partners of the Fund. After consummation of the Formation Transactions, distributions of the Fund are allocated 100% to the Company.
Management Fee
     Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that is majority-owned by the Company’s Chief Executive Officer and two of the Company’s managing directors. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fees for the six months ended June 30, 2007 were $232,423 and for the three and six months ended June 30, 2006 were $398,439 and $792,191, respectively. In conjunction with the consummation of the Formation Transactions in February 2007, the management agreement was terminated.
Recently Issued Accounting Standards
     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
2. INVESTMENTS
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2007:
Subordinated debt	$69,519,505	88%	$69,519,505	82%
Senior debt	1,500,000	2	1,500,000	2
Equity shares	7,478,435	9	9,711,900	12
Equity warrants	1,183,611	1	3,229,737	4
Royalty rights	—	—	366,900	—

	$79,681,551	100%	$84,328,042	100%

December 31, 2006:
Subordinated debt	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

     The Company invests in portfolio companies in the United States, with an emphasis on the Southeast. The following tables show the portfolio composition by geographic location at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2007:
Southeast	$50,578,830	63%	$54,101,330	64%
Non-Southeast	29,102,721	37	30,226,712	36

	$79,681,551	100%	$84,328,042	100%

December 31, 2006:
Southeast	$27,500,525	52%	$30,403,524	55%
Non-Southeast	25,160,827	48	24,592,904	45

	$52,661,352	100%	$54,996,428	100%

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
     Debt and equity securities that are not publicly traded and for which a market does not exist are valued at fair value as determined in good faith by the Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon the facts and circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security which, for investments that are less than nine months old, typically equates to the original cost basis unless there has been significant over–performance or under–performance by the portfolio company or an extraordinary event affecting the portfolio company. In making the good faith determination of the value of these securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment–in–kind (PIK) interest, if any. Management evaluates the investments in portfolio companies using the portfolio company’s most recent financial statements and forecasts. Management also consults with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, the Company considers common valuation techniques used by qualified valuation professionals. These valuation techniques consist of (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held.
     Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to the Company which consist of certain limited procedures that the Company identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). It is the Company’s policy to request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment.
     As of September 30, 2006, the Company asked Duff & Phelps to perform the procedures on investments in 17 portfolio companies comprising 100% of the total investments at fair value as of September 30, 2006. As of December 31, 2006, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 41% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2006. For the quarter ended March 31, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation, is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.
     When originating a debt security, the Company will sometimes receive warrants or other equity–related securities from the borrower. The Company determines the cost basis of the warrants or other equity–related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity–related securities received. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.
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
Payment in Kind Interest
     The Company holds loans in its portfolio that contain a payment–in–kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of loan principal repayment. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or if the investee is not expected to be able to pay all principal and interest due.
Concentration of Credit Risk
     The Company’s investees are generally lower middle–market companies in a variety of industries. As of June 30, 2007, there was one investment that represented greater than 10% of the Company’s portfolio and as of December 31, 2006, there was no individual investment greater than 10% of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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

4. LONG–TERM DEBT
     The Company has the following debentures outstanding guaranteed by the SBA:

		Prioritized	June 30,	December 31,
Issuance Date	Maturity Date	Return Rate	2007	2006

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000	—

			$35,800,000	$31,800,000

     Interest payments are payable semi–annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of June 30, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). With $63.3 million of Regulatory Capital as of June 30, 2007, the Fund has the current capacity to issue up to a total of $126.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, the Fund has paid commitment fees for and has a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $35.8 million are outstanding as of June 30, 2007. In order to access the additional $84.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $846,000. In addition to the one–time 1.0% fee on the total commitment from the SBA, the Company also pays a one–time 2.5% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of June 30, 2007 and December 31, 2006 were 5.819% and 5.767%, respectively.
5. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006(1)

Per share data:
Net asset value at beginning of period(2)	$13.44	N/A

Net investment income(3)	0.37	N/A
Net realized loss on investments(3)	(0.22)	N/A
Net unrealized appreciation on investments(3)	0.34	N/A

Total increase from investment operations(3)	0.49	N/A

Cash dividends paid	(0.05)
Distribution to partners(3)	(0.03)	N/A
Other(4)	(0.10)

Net asset value at end of period	$13.75	N/A

Market value at end of period	$14.17	N/A

Shares outstanding at end of period	6,732,862	N/A
Net assets at end of period	$92,602,671	$26,685,505
Average net assets(2)	$90,820,387	$17,851,583
Ratio of operating expenses to average net assets (annualized)	6.5%	20.2%
Ratio of net investment income to average net assets (annualized)	5.4%	16.8%
Portfolio turnover ratio	2.7%	10.0%
Total Return(5)	(4.5%)	N/A

(1)	Per share data for the six months ended June 30, 2006 is not presented as there were no shares of Triangle Capital Corporation outstanding during the period.

(2)	Net asset value as of January 1, 2007 and average net assets for the six months ended June 30, 2007 are presented as if the Offering and Formation Transactions had occurred on January 1, 2007. See Note 1 for a further description of the basis of presentation of the Company’s financial statements.

(3)	Weighted average basic per share data.

(4)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(5)	The total return for the six months ended June 30, 2007 equals the change in the ending market value of the Company’s common stock from the Offering price of $15.00 per share plus dividends paid per share during the period, divided by the Offering price. Total return is not annualized.
6. SUBSEQUENT EVENTS
     On July 11, 2007, Ambient Air Corporation prepaid a portion of its outstanding indebtedness to the Company totaling $855,346, plus accrued interest. In connection with this prepayment, the company recognized prepayment fee income of $12,579.
     On July 20, 2007, the Company invested approximately $4.3 million and $0.9 million in first lien and second lien senior debt, respectively, of Cyrus Networks, LLC (“Cyrus Networks”), a provider of data center services based in Houston, Texas. Under the terms of the investments, Cyrus Networks will pay interest on the first lien senior debt at a floating rate of LIBOR plus 400 basis points per annum and will pay interest on the second lien senior debt at a floating rate of LIBOR plus 725 basis points per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. As discussed further in Note 1 to our unaudited financial statements, on February 21, 2007, concurrent with the closing of our initial public offering (the “Offering”), we acquired Triangle Mezzanine Fund LLLP (the “Fund”) and the Fund’s General Partner, Triangle Mezzanine LLC (“TML”) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations, the financial data and information discussed herein for the three and six months ended June 30, 2007 are presented as if the acquisition had occurred as of January 1, 2007. In addition, the results of our operations and cash flows for the three and six months ended June 30, 2006 and our financial position as of December 31, 2006 are presented on a combined basis in order to provide comparative information with respect to prior periods.
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
     We invest primarily in senior subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. Historically, our investments have ranged from $2.0 to $4.0 million due to investment limitations imposed by the SBA based on the Fund’s size prior to the Offering. In certain situations, we have partnered with other funds to provide larger financing commitments. With the additional capital from the Offering, we have increased our financing commitments to between $5.0 and $15.0 million per portfolio company.
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2007 and December 31, 2006, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.2% and 14.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 12.9% and 13.3% as of June 30, 2007 and December 31, 2006, respectively.
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

Portfolio Composition and Investment Activity
     The total value of our investment portfolio was $84.3 million as of June 30, 2007, as compared to $55.0 million as of December 31, 2006. As of June 30, 2007, we had investments in 22 portfolio companies with an aggregate cost of $79.7 million. As of December 31, 2006, we had investments in 19 portfolio companies with an aggregate cost of $52.7 million. As of June 30, 2007, we had one portfolio investment that represented greater than 10% of the total fair value of our investment portfolio. As of December 31, 2006, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of June 30, 2007 and December 31, 2006, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2007:
Subordinated debt	$69,519,505	88%	$69,519,505	82%
Senior debt	1,500,000	2	1,500,000	2
Equity shares	7,478,435	9	9,711,900	12
Equity warrants	1,183,611	1	3,229,737	4
Royalty rights	—	—	366,900	—

	$79,681,551	100%	$84,328,042	100%

December 31, 2006:
Subordinated debt	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

     A summary of our investment portfolio by the geographic location of our portfolio companies is as follows:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2007:
Southeast	$50,578,830	63%	$54,101,330	64%
Non-Southeast	29,102,721	37	30,226,712	36

	$79,681,551	100%	$84,328,042	100%

December 31, 2006:
Southeast	$27,500,525	52%	$30,403,524	55%
Non-Southeast	25,160,827	48	24,592,904	45

	$52,661,352	100%	$54,996,428	100%

     During the six months ended June 30, 2007, we made four new investments totaling $29.3 million and one additional equity investment in an existing portfolio company totaling approximately $0.1 million. We also sold one investment in a portfolio company for approximately $1.2 million, resulting in a realized loss of approximately $1.5 million. In addition, we received normal principal repayments and PIK interest repayments totaling approximately $0.4 million in the six months ended June 30, 2007. Total portfolio investment activity for the six months ended June 30, 2007 was as follows:

Six Months Ended
June 30, 2007
Fair value of portfolio, January 1, 2007	$54,996,428
Purchase of investments	29,413,602
Proceeds from sale of investment	(1,235,777)
Principal repayments and payment in kind interest payments received	(423,310)
Payment in kind interest earned	623,660
Accretion of loan discounts	106,248
Net unrealized gain on investments	847,191

Fair value of portfolio, June 30, 2007	$84,328,042

Results of Operations
Comparison of three months ended June 30, 2007 and June 30, 2006
Investment Income
     For the three months ended June 30, 2007, total investment income was $3.3 million, a 73% increase from $1.9 million of total investment income for the three months ended June 30, 2006. This increase was primarily attributable to (i) a $0.7 million increase in total loan interest, fee and dividend income due to net increase in our portfolio investments from June 30, 2006 to June 30, 2007 and (ii) a $0.6 million increase in interest income from cash and cash equivalent investments due to a significant increase in average cash balances in the second quarter of 2007 over the comparable period in 2006 due to the receipt of proceeds of $64.7 million from our Offering in February 2007.
Expenses
     For the three months ended June 30, 2007, expenses increased by 82% to $1.6 million from $0.9 million for the three months ended June 30, 2006. The increase in expenses was primarily attributable to a $1.1 million increase in general and administrative expenses. As a result of the Offering and the Formation Transactions described in Note 1 to our unaudited financial statements, we are an internally managed investment company and on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. In addition, we experienced an increase in general and administrative costs associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. These increases in general and administrative costs were partially offset by a $0.4 million decrease in management fees. We incurred a full quarter of management fees in the second quarter of 2006 and incurred no management fees in the second quarter of 2007.
Net Investment Income
     As a result of the $1.4 million increase in total investment income and the $0.7 million increase in expenses, net investment income for the three months ended June 30, 2007 was $1.6 million compared to net investment income of $1.0 million during the three months ended June 30, 2006.
Net Increase in Net Assets Resulting From Operations
     During the three months ended June 30, 2007, we recorded net unrealized appreciation of investments in the amount of $0.6 million, comprised of unrealized gains on eight investments totaling $1.2 million and unrealized losses on eleven investments totaling $0.6 million. We recognized no realized gains or losses on investments during the three months ended June 30, 2007.
     For the three months ended June 30, 2006, net realized gain on investments was $6.0 million which related to realized gains on two investments. During the three months ended June 30, 2006, we recorded net unrealized depreciation of investments in the amount of $2.8 million, consisting of (i) an unrealized loss on one investment totaling $2.7 million, (ii) an unrealized loss reclassification adjustment of approximately $0.7 million related to the realized gains noted above and (iii) unrealized gains on three investments totaling $0.6 million.
     As a result of these events, our net increase in net assets from operations during the three months ended June 30, 2007 was $2.2 million as compared to $4.2 million for the three months ended June 30, 2006.
Comparison of six months ended June 30, 2007 and June 30, 2006
Investment Income
     For the six months ended June 30, 2007, total investment income was $5.4 million, a 64% increase from $3.3 million of total investment income for the six months ended June 30, 2006. This increase was primarily attributable to (i) a $1.1 million increase in total loan interest, fee and dividend income due to a net increase in our portfolio investments from June 30, 2006 to June 30, 2007 and (ii) a $0.9 million increase in interest income from cash and cash equivalent investments due to a significant increase in average cash balances in the first six months of 2007 over the comparable period in 2006 due to the receipt of proceeds of $64.7 million from our Offering in February 2007.
Expenses
     For the six months ended June 30, 2007, expenses increased by 64% to $3.0 million from $1.8 million for the six months ended June 30, 2006. The increase in expenses was primarily attributable to a $1.6 million increase in general and administrative expenses.

As a result of the Offering and the Formation Transactions described in Note 1 to our unaudited financial statements, we are an internally managed investment company and on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. In addition, we experienced an increase in general and administrative costs associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. These increases in general and administrative costs were partially offset by a $0.6 million decrease in management fees. We incurred a full six months of management fees in the first half of 2006 and only incurred management fees through February 21, 2007 in the first six months of 2007.
  Net Investment Income
     As a result of the $2.1 million increase in total investment income and the $1.2 million increase in expenses, net investment income for the six months ended June 30, 2007 was $2.4 million compared to net investment income of $1.5 million during the six months ended June 30, 2006.
Net Increase in Net Assets Resulting From Operations
     For the six months ended June 30, 2007, net realized loss on investments was $1.5 million which related to a realized loss on one investment. During the six months ended June 30, 2007, we recorded net unrealized appreciation of investments in the amount of $2.3 million, comprised primarily of an unrealized gain reclassification adjustment of approximately $1.5 million related to the realized loss noted above. In addition, in the six months ended June 30, 2007, we recorded unrealized gains on eleven other investments totaling $2.0 million and unrealized losses on eight investments totaling $1.1 million.
     For the six months ended June 30, 2006, net realized gain on investments was $6.0 million which related to realized gains on two investments. During the six months ended June 30, 2006, we recorded net unrealized depreciation of investments in the amount of $2.8 million, consisting of (i) an unrealized loss on one investment totaling $2.7 million, (ii) an unrealized loss reclassification adjustment of approximately $0.7 million related to the realized gains noted above and (iii) unrealized gains on three investments totaling $0.6 million.
     As a result of these events, our net increase in net assets from operations during the six months ended June 30, 2007 was $3.3 million as compared to $4.7 million for the six months ended June 30, 2006.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our anticipated cash flows from operations and the proceeds from our recent Offering will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the six months ended June 30, 2007, we experienced a net increase in cash and cash equivalents in the amount of $42.6 million. During that period, our operating activities used $25.9 million in cash, and we generated $68.5 million of cash from financing activities, consisting primarily of (i) proceeds from our Offering of $64.7 million, (ii) proceeds from borrowings under SBA guaranteed debentures payable of $4.0 million and (iii) a decrease in deferred offering costs of $1.0 million, partially offset by cash dividends paid of $0.4 million, tax distributions to partners of $0.8 million and financing fees paid to the SBA of $0.1 million. At June 30, 2007, we had $45.1 million of cash and cash equivalents on hand.
     For the six months ended June 30, 2006, we experienced a net increase in cash and cash equivalents in the amount of $7.2 million. During that period, we used $3.4 million in cash to fund operating activities, and we generated $10.6 million of cash from financing activities consisting solely of limited partner capital contributions. We invested the entire $10.6 million of cash from financing activities in new and existing portfolio companies during the first half of 2006.
     As of June 30, 2007, our net assets totaled $92.6 million, with a net asset value per share of $13.75, and we had approximately $45.1 million in cash and cash equivalents. We intend to generate additional cash from cash flows from operations, including income earned from investments in our portfolio companies and from the temporary investment of cash in short-term money market accounts. Our primary use of funds will be to make investments in portfolio companies, pay operating expenses and pay interest on our SBA guaranteed debentures. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings and/or future issuances of SBA backed debentures, to the extent permitted by the SBA and the 1940 Act.
Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue SBA guaranteed debentures at favorable interest rates. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of June 30, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). With $63.3 million of Regulatory Capital as of June 30, 2007, the Fund has the current capacity to issue up to a total of $126.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA in the amount of the commitment. Currently, the Fund has paid commitment fees for and has a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $35.8 million are outstanding as of June 30, 2007. In order to access the additional $84.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $846,000.
     Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 1, 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. As of June 30, 2007, the Fund had issued $35.8 million of debentures guaranteed by the SBA, which debentures had a weighted average interest rate of 5.82% per annum.
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
Investment Valuation
     The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We value our investment portfolio each quarter. As discussed below, we have engaged an independent valuation firm to assist us in our valuation process.
     Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market but for which a limited market exists are valued at the indicative bid price offered on the valuation date. As of June 30, 2007, none of the debt securities in our portfolio were publicly traded or had a limited market, and there was a limited market for one of the equity securities we owned.
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
     Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to us, which consist of certain limited procedures that we identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). It is our policy to request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment.
     As of September 30, 2006, we asked Duff & Phelps to perform the procedures on investments in 17 portfolio companies comprising 100% of the total investments at fair value as of September 30, 2006. As of December 31, 2006, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 41% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2006. For the quarter ended March 31, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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

Recently Issued Accounting Standards
     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.
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
     Three members of our management, including our Chief Executive Officer, and two of our Managing Directors, collectively own approximately 67% of Triangle Capital Partners, LLC. As of June 30, 2007, Triangle Capital Partners, LLC owned 10,656 shares of Triangle Capital Corporation’s common stock. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million and $0.8 million in management fees from the Fund during the six months ended June 30, 2007 and 2006, respectively. This agreement terminated upon the closing of the Offering.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. As of June 30, 2007, approximately 93.7% of our debt investment portfolio bore interest at fixed rates. All of our outstanding indebtedness is currently at fixed rates. See page 7 of this quarterly report for tabular information regarding our investments, interest rates and fair values as of June 30, 2007 which are subject to the aforementioned financial market risks.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.3	Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Form of Dividend Reinvestment Plan (Filed as Exhibit (e) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date: August 8, 2007	/s/ Garland S. Tucker, III Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: August 8, 2007	/s/ Steven C. Lilly Steven C. Lilly
Chief Financial Officer and Director

Date: August 8, 2007	/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.
Controller and Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.3	Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(9) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Form of Dividend Reinvestment Plan (Filed as Exhibit (e) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.