Form 10-Q
period 2007-09-30
Triangle Capital CORP
filed 2007-11-07
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock on November 10, 2007 was 6,803,863.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

		Page

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheet as of September 30, 2007 and Combined Balance Sheet as of December 31, 2006	3
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and Unaudited Combined Statements of Operations for the Three and Nine Months Ended September 30, 2006	4
	Unaudited Consolidated Statement of Changes in Net Assets for the Nine Months Ended September 30, 2007 and Unaudited Combined Statement of Changes in Net Assets for the Nine Months Ended September 30, 2006	5
	Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007 and Unaudited Combined Statement of Cash Flows for the Nine Months Ended September 30, 2006	6
	Unaudited Consolidated Schedule of Investments as of September 30, 2007	7
	Combined Schedule of Investments as of December 31, 2006	10
	Notes to Unaudited Financial Statements	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4T.	Controls and Procedures	28

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
Signatures		30
Exhibits
Exhibit 3.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE CAPITAL CORPORATION
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Consolidated)	(Combined)
	(Unaudited)
Assets
Investments at fair value:
Non–Control / Non–Affiliate investments (cost of $60,597,699 and $40,592,972 at September 30, 2007 and December 31, 2006, respectively)	$63,449,412	$42,370,348
Affiliate investments (cost of $13,420,305 and $9,453,445 at September 30, 2007 and December 31, 2006, respectively)	13,946,303	10,011,145
Control investments (cost of $15,980,690 and $2,614,935 at September 30, 2007 and December 31, 2006, respectively)	18,483,136	2,614,935

Total investments at fair value	95,878,851	54,996,428
Deferred loan origination revenue	(1,125,654)	(774,216)
Cash and cash equivalents	35,789,724	2,556,502
Interest and fees receivable	304,831	134,819
Prepaid expenses	30,382	—
Deferred offering costs	—	1,020,646
Deferred financing fees	998,746	985,477
Property and equipment, net	34,701	—

Total assets	$131,911,581	$58,919,656

Liabilities
Accounts payable and accrued liabilities	$740,300	$794,983
Interest payable	171,222	606,296
Partners tax distribution payable	—	531,566
Payable to Triangle Capital Partners, LLC	—	30,000
SBA guaranteed debentures payable	35,800,000	31,800,000

Total liabilities	36,711,522	33,762,845

Net Assets
General partner’s capital	—	100
Limited partners’ capital	—	21,250,000
Common stock, $0.001 par value per share (150,000,000 shares authorized, 6,803,863 and 100 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively)	6,804	—
Additional paid-in capital	87,599,046	1,500
Accumulated undistributed net realized earnings	1,714,052	1,570,135
Net unrealized appreciation of investments	5,880,157	2,335,076

Total net assets	95,200,059	25,156,811

Total liabilities and net assets	$131,911,581	$58,919,656

Net asset value per share	$13.99	N/A

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Consolidated)	(Combined)	(Consolidated)	(Combined)

Investment income:
Loan interest, fee and dividend income:
Non–Control / Non–Affiliate investments	$1,728,682	$1,137,179	$4,233,318	$3,353,636
Affiliate investments	574,964	151,478	1,368,578	483,817
Control investments	361,395	74,606	845,136	217,559

Total loan interest, fee and dividend income	2,665,041	1,363,263	6,447,032	4,055,012

Paid–in–kind interest income:
Non–Control / Non–Affiliate investments	213,850	204,240	590,655	594,119
Affiliate investments	63,556	10,336	159,098	29,187
Control investments	143,188	42,370	294,501	123,558

Total paid–in–kind interest income	420,594	256,946	1,044,254	746,864

Interest income from cash and cash equivalent investments	508,652	93,274	1,502,341	212,115

Total investment income	3,594,287	1,713,483	8,993,627	5,013,991

Expenses:
Interest expense	525,081	459,746	1,545,798	1,378,736
Amortization of deferred financing fees	28,515	25,158	83,731	74,397
Management fees	—	398,441	232,423	1,190,632
General and administrative expenses	1,048,690	81	2,690,946	39,820

Total expenses	1,602,286	883,426	4,552,898	2,683,585

Net investment income	1,992,001	830,057	4,440,729	2,330,406

Net realized gain (loss) on investments – Non Control / Non–Affiliate	—	—	(1,464,224)	5,977,109
Net realized gain on investments – Affiliate	141,014	—	141,014	—
Net unrealized appreciation (depreciation) of investments	1,233,666	228,700	3,545,081	(2,552,800)

Total net gain on investments	1,374,680	228,700	2,221,871	3,424,309

Net increase in net assets resulting from operations	$3,366,681	$1,058,757	$6,662,600	$5,754,715

Net investment income per share – basic and diluted	$0.30	N/A	$0.66	N/A

Net increase in net assets resulting from operations per share – basic and diluted	$0.50	N/A	$0.99	N/A

Dividends declared per common share	$0.26	N/A	$0.41	N/A

Weighted average number of shares outstanding – basic and diluted	6,735,177	N/A	6,703,414	N/A

Allocation of net increase in net assets resulting from operations to:
General partner	N/A	$211,751	N/A	$1,150,943
Limited partners	N/A	847,006	N/A	4,603,772

	N/A	$1,058,757	N/A	$5,754,715

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Changes in Net Assets

				Accumulated	Net
			Capital	Undistributed	Unrealized
	General	Limited	Contribution	Net	Appreciation	Total
	Partner’s	Partners’	Commitment	Realized	of	Net
	Capital	Capital	Receivable	Earnings	Investments	Assets
Balance, January 1, 2006	$100	$21,250,000	$(10,625,000)	$(2,010,553)	$2,750,000	$11,364,547
Partners’ capital contributions	—	—	10,625,000	—	—	10,625,000
Distribution to partners	—	—	—	(5,000,010)	—	(5,000,010)
Net investment income	—	—	—	2,330,406	—	2,330,406
Realized gain on investment	—	—	—	5,977,109	(5,977,109)	—
Net unrealized gains in investments	—	—	—	—	3,424,309	3,424,309

Balance, September 30, 2006	$100	$21,250,000	$—	$1,296,952	$197,200	$22,744,252

						Accumulated	Net
						Undistributed	Unrealized
	General	Limited	Common Stock		Additional	Net	Appreciation	Total
	Partner’s	Partners’	Number	Par	Paid In	Realized	of	Net
	Capital	Capital	of Shares	Value	Capital	Earnings	Investments	Assets
Balance, January 1, 2007	$100	$21,250,000	100	$—	$1,500	$1,570,135	$2,335,076	$25,156,811
Public offering of common stock	—	—	4,770,000	4,770	64,723,267	—	—	64,728,037
Formation transactions	(100)	(21,250,000)	1,916,660	1,917	21,248,183	—	—	—
Net investment income	—	—	—	—	—	4,440,729	—	4,440,729
Realized gain (loss) on investments	—	—	—	—	—	(1,323,210)	1,464,224	141,014
Net unrealized gains on investments	—	—	—	—	—	—	2,080,857	2,080,857
Dividends paid	—	—	117,103	117	1,626,096	(2,753,555)	—	(1,127,342)
Tax distribution to partners	—	—	—	—	—	(220,047)	—	(220,047)

Balance, September 30, 2007	$—	$—	6,803,863	$6,804	$87,599,046	$1,714,052	$5,880,157	$95,200,059

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Consolidated)	(Combined)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,662,600	$5,754,715
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(42,534,975)	(15,703,478)
Repayments received/sales of portfolio investments	4,878,207	9,870,607
Loan origination and other fees received	894,904	474,795
Net realized loss (gain) on investments	1,323,210	(5,977,109)
Net unrealized depreciation (appreciation) of investments	(3,545,081)	2,552,800
Paid–in–kind interest accrued, net of payments received	(845,033)	(383,073)
Amortization of deferred financing fees	83,731	74,397
Recognition of loan origination and other fees	(543,466)	(400,291)
Accretion of loan discounts	(158,751)	(119,593)
Depreciation expense	4,605	—
Changes in operating assets and liabilities:
Interest and fees receivable	(170,012)	(50,172)
Prepaid expenses	(30,382)	—
Accounts payable and accrued liabilities	(54,683)	(13,226)
Interest payable	(435,074)	(414,494)
Receivable from / payable to Triangle Capital Partners, LLC	(30,000)	—

Net cash used in operating activities	(34,500,200)	(4,334,122)

Cash flows from investing activities:
Purchases of property and equipment	(39,306)	—

Net cash used in investing activities	(39,306)	—

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	4,000,000	—
Financing fees paid	(97,000)	—
Proceeds from initial public offering, net of expenses	64,728,037	—
Change in deferred offering costs	1,020,646	—
Partners’ capital contributions	—	10,625,000
Cash dividends paid	(1,127,342)	—
Distributions to partners	(751,613)	(5,000,010)

Net cash provided by financing activities	67,772,728	5,624,990

Net increase in cash and cash equivalents	33,233,222	1,290,868
Cash and cash equivalents, beginning of period	2,556,502	6,067,164

Cash and cash equivalents, end of period	$35,789,724	$7,358,032

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,980,873	$1,793,230

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
September 30, 2007

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non-Control / Non-Affiliate Investments:

AirServ Corporation (5%)*	Airline Services	Subordinated Note (12%, Due 06/09)	$4,235,546	$4,084,696	$4,084,696
		Common Stock Warrants (1,356,668 shares)		414,285	767,203

			4,235,546	4,498,981	4,851,899

Ambient Air Corporation (6%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	3,144,654	3,036,563	3,036,563
		Subordinated Note (14%, Due 03/11)	1,872,075	1,872,075	1,872,075
		Common Stock Warrants (455 shares)		142,361	1,238,500

			5,016,729	5,050,999	6,147,138

APO Newco, LLC (5%)*	Commercial and Consumer Marketing Products	Subordinated Note (14%, Due 03/13)	4,293,318	4,269,604	4,269,604
		Unit purchase warrant (87,302 Class C units)		25,200	25,200

			4,293,318	4,294,804	4,294,804

Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,506,822	2,484,983	2,484,983
		Membership unit warrants (15% of units (150 units))		40,800	42,800

			2,506,822	2,525,783	2,527,783

Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,780,224	3,780,224	3,780,224
		Common Stock (200 shares)		200,000	—

			3,780,224	3,980,224	3,780,224

Bruce Plastics, Inc. (1%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,407,642	1,407,642
		Common Stock Warrants (12% of common stock)		108,534	—

			1,500,000	1,516,176	1,407,642

CV Holdings, LLC (5%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	4,900,829	4,900,829	4,900,829
		Royalty rights		—	308,800

			4,900,829	4,900,829	5,209,629

Cyrus Networks, LLC (6%)*	Data Center Services Provider	Senior Note (10%, Due 07/13)	4,289,804	4,289,804	4,289,804
		2nd Lien Note (13%, Due 01/14)	888,514	888,514	888,514
		Revolving Line of Credit (10%)	70,880	70,880	70,880

			5,249,198	5,249,198	5,249,198

DataPath, Inc. (1%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	751,500

				101,500	751,500

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	956,194	956,194
		Common Stock Warrants (6% of common stock)		55,268	43,200
		Common Stock (30 shares)		30,000	11,300

			1,000,000	1,041,462	1,010,694

Fire Sprinkler Systems, Inc. (3%)*	Specialty Trade Contractors	Subordinated Notes (13%-17.5%, Due 04/11)	2,494,953	2,494,953	2,494,953
		Common Stock (250 shares)		250,000	69,400

			2,494,953	2,744,953	2,564,353

Flint Acquisition Corporation (5%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875 shares)		308,333	892,500

			3,750,000	4,058,333	4,642,500

Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	484,400

			3,000,000	3,500,000	3,484,400

Gerli & Company (3%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,098,437	3,037,970	3,037,970
		Common Stock Warrants (56,559 shares)		83,414	—

			3,098,437	3,121,384	3,037,970

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,957,828	1,957,828
		Common Stock Warrants (112 shares)		58,995	535,600

			2,000,000	2,016,823	2,493,428

Syrgis Holdings, Inc. (6%)*	Specialty Chemical Manufacturer	Senior Note (10%, Due 08/12-02/14)	5,000,000	5,000,000	5,000,000
		Common Units (2,114 units)		1,000,000	1,000,000

			5,000,000	6,000,000	6,000,000

Twin-Star International, Inc. (6%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (13%, Due 04/14)	4,500,000	4,500,000	4,500,000
		Senior Note (8.3%, Due 04/13)	1,496,250	1,496,250	1,496,250

			5,996,250	5,996,250	5,996,250

Subtotal Non-Control / Non-Affiliate Investments			57,822,306	60,597,699	63,449,412

Affiliate Investments:

Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,070,719	2,070,719	2,070,719
		Common Stock (34,100 shares)		200,000	556,700
		Common Stock Warrant (1,000 shares)		—	12,500

			2,070,719	2,270,719	2,639,919

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (4%)*	Oil and Gas Services	Subordinated Note - Brantley Transportation (14%, Due 12/12)	3,800,000	3,769,416	3,769,416
		Common Unit Warrants - Brantley Transportation		33,600	50,800
		(4,560 common units)
		Preferred Units - Pine Street (200 units)		200,000	172,800
		Common Unit Warrants - Pine Street (2,220 units)		—	—

			3,800,000	4,003,016	3,993,016

Equisales, LLC (7%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,082,968	6,082,968	6,082,968
		Class A Units (500,000 units)		500,000	500,000

			6,082,968	6,582,968	6,582,968

Genapure Corporation (“Genapure”) and Genpref, LLC (“Genpref”) (5) (1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)		500,000	647,975
		Genpref Preferred Stock (455 shares)		63,602	82,425

				563,602	730,400

Subtotal Affiliate Investments			11,953,687	13,420,305	13,946,303

Control Investments:

ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,572,553	2,572,553	2,572,553
		Membership Units (3,000 units)		175,000	148,700

			2,572,553	2,747,553	2,721,253

Fischbein, LLC (13%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	8,561,883	8,561,883	8,561,883
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	4,200,000

			8,561,883	12,761,883	12,761,883

Porter’s Group, LLC (3%)*	Metal Fabrication	Membership Units (4,730 units)		471,254	3,000,000

				471,254	3,000,000

Subtotal Control Investments			11,134,436	15,980,690	18,483,136

Total Investments, September 30, 2007 (101%)*			$80,910,429	$89,998,694	$95,878,851

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid-in-kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Combined Schedule of Investments
December 31, 2006

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non-Control / Non-Affiliate Investments:

AirServ Corporation (18%)*	Airline Services	Subordinated Note (12%, Due 06/09)	$4,226,813	$4,010,000	$4,010,000
		Common Stock Warrants (1,238,843 shares)		414,285	551,385

			4,226,813	4,424,285	4,561,385

Ambient Air Corporation (16%)*	Specialty Trade Contractors	Subordinated Notes (12%-13%, Due 03/09-3/11)	4,000,000	3,874,015	3,874,015
		Common Stock Warrants (455 shares)		142,361	142,361

			4,000,000	4,016,376	4,016,376

Art Headquarters, LLC (11%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,680,155	2,652,414	2,652,414
		Membership unit warrants (15% of units (150 units))		40,800	40,800

			2,680,155	2,693,214	2,693,214

Assurance Operations Corporation (15%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,640,439	3,640,439	3,640,439
		Common Stock (200 shares)		200,000	200,000

			3,640,439	3,840,439	3,840,439

Bruce Plastics, Inc. (6%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11	1,500,000	1,395,305	1,395,305
		Common Stock Warrants (12% of common stock)		108,534	108,534

			1,500,000	1,503,839	1,503,839

CV Holdings, LLC (20%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	4,683,376	4,683,376	4,683,376
		Royalty rights		—	250,000
			4,683,376	4,683,376	4,933,376

DataPath, Inc. (8%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	2,070,000

				101,500	2,070,000

Eastern Shore Ambulance, Inc. (4%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	949,099	949,099
		Common Stock Warrants (6% of common stock)		55,268	94,267
		Common Stock (30 shares)		30,000	51,100

			1,000,000	1,034,367	1,094,466

Fire Sprinkler Systems, Inc. (12%)*	Specialty Trade Contractors	Subordinated Notes (13%-17.5%, Due 04/11)	2,713,460	2,713,460	2,713,460
		Common Stock (250 shares)		250,000	250,000

			2,713,460	2,963,460	2,963,460

Flint Acquisition Corporation (18%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875 shares)		308,333	829,633

			3,750,000	4,058,333	4,579,633

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Garden Fresh Restaurant Corp. (15%)*	Restaurant	2nd Lien Note (12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	673,700

			3,000,000	3,500,000	3,673,700

Gerli & Company (12%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,052,167	2,981,184	2,981,184
		Common Stock Warrants (56,559 shares)		83,414	83,414

			3,052,167	3,064,598	3,064,598

Library Systems & Services, LLC (9%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,950,190	1,950,190
		Common Stock Warrants (112 shares)		58,995	189,895

			2,000,000	2,009,185	2,140,085

Numo Manufacturing, Inc. (5%)*	Consumer Products Manufacturer	Subordinated Note (13%, Due 12/10)	2,700,000	2,700,000	1,235,777
		Common Stock
		Warrants (238 shares)		—	—

			2,700,000	2,700,000	1,235,777

Subtotal Non-Control / Non-Affiliate Investments			38,946,410	40,592,972	42,370,348

Affiliate Investments:

Axxiom Manufacturing, Inc. (4) (10%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,039,575	2,039,575	2,039,575
		Common Stock (34,100 shares)		200,000	541,700

			2,039,575	2,239,575	2,581,275

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (5) (16%)*	Oil and Gas Services	Subordinated Note - Brantley Transportation (14%, Due 12/12)	3,800,633	3,767,033	3,767,033
		Common Unit Warrants - Brantley Transportation		33,600	33,600
		(4,560 common units)
		Preferred Units - Pine Street (200 units)		200,000	200,000
		Common Unit Warrants - Pine Street (2,220 units)		—	—

			3,800,633	4,000,633	4,000,633

Genapure Corporation (2%)*	Lab Testing Services	Common Stock (4,286 shares)		500,000	500,000

				500,000	500,000

Porter’s Group, LLC (12%)*	Metal Fabrication	Subordinated Note (12%, Due 06/10)	2,410,000	2,242,083	2,242,083
		Membership Units (980 units)		250,000	142,150
		Membership Warrants (3,750 Units)		221,154	545,004

			2,410,000	2,713,237	2,929,237

Subtotal Affiliate Investments			8,250,208	9,453,445	10,011,145

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:

ARC Industries, LLC (10%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,439,935	2,439,935	2,439,935
		Membership Units (3,000 units)		175,000	175,000

			2,439,935	2,614,935	2,614,935

Subtotal Control Investments			2,439,935	2,614,935	2,614,935

Total Investments, December 31, 2006 (219%)*			$49,636,553	$52,661,352	$54,996,428

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid-in-kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Does not include a warrant to purchase 1,000 shares of Axxiom’s common stock which will be held by the Fund upon completion of the formation transactions described in Note 1.

(5)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
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
Basis of Presentation
     The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Triangle Mezzanine Fund LLLP. The Formation Transactions involved an exchange of shares of the Company’s common stock between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the three and nine months ended September 30, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. In addition, in accordance with SFAS 141, the results of the Company’s operations and its cash flows for the three and nine months ended September 30, 2006 and the Company’s financial position as of December 31, 2006 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The Company’s financial position as of September 30, 2007 is presented on a consolidated basis. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation/combination. All financial data and information included in these financial statements have been presented on the basis describe above.
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

Business
     The Company is a specialty finance company that provides customized financing solutions primarily to middle market companies located throughout the United States, particularly in the Southeast. On September 11, 2003, the Fund became licensed to operate as a SBIC under the authority of the SBA. As an SBIC, the Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.
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
     On May 9, 2007, the Company declared a dividend of $0.15 per common share, payable on June 28, 2007 to shareholders of record on May 31, 2007. The total amount of the dividend was approximately $1.0 million, of which approximately $358,000 was paid in cash and approximately $645,000 was reinvested in new shares of the Company’s common stock.
     On August 8, 2007, the Company declared a dividend of $0.26 per common share, payable on September 27, 2007 to shareholders of record on August 30, 2007. The total amount of the dividend was approximately $1.75 million, of which approximately $769,000 was paid in cash and approximately $981,000 was reinvested in new shares of the Company’s common stock.
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
     In addition, prior to the consummation of the Formation Transactions, distributions generally were allocated to the partners in the following order: first, to the extent of the income taxes imposed on the partner with respect to income allocated to the partner, second, to each limited partner to the extent of the limited partner’s preferred return, third, to each partner to the extent of contributed capital, fourth, to the General Partner until its allocation equals 20.0% of the cumulative distributions and fifth, 80.0% to the limited partners and 20.0% to the General Partner. Distributions were at the discretion of the General Partner. During the nine months ended September 30, 2007 and 2006, the Fund distributed $751,613 and $5,000,010, respectively, in cash to the General and Limited Partners of the Fund. After consummation of the Formation Transactions, distributions of the Fund are allocated 100% to the Company.
Management Fee
     Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that is majority-owned by the Company’s Chief Executive Officer and two of the Company’s managing directors. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fees for the nine months ended September 30, 2007 were $232,423 and for the three and nine months ended September 30, 2006 were $398,441 and $1,190,632, respectively. In conjunction with the consummation of the Formation Transactions in February 2007, the management agreement was terminated.
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
2. INVESTMENTS
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

September 30, 2007:
Subordinated debt and 2nd lien notes	$69,479,614	77%	$69,479,614	73%
Senior debt	10,856,934	12	10,856,934	11
Equity shares	8,699,689	10	12,517,700	13
Equity warrants	962,457	1	2,715,803	3
Royalty rights	—	—	308,800	—

	$89,998,694	100%	$95,878,851	100%

December 31, 2006:
Subordinated debt and 2nd lien notes	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

     The Company invests in portfolio companies in the United States, with an emphasis on the Southeast. The following tables show the portfolio composition by geographic location at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

September 30, 2007:
Southeast	$55,608,804	62%	$60,623,970	63%
Non-Southeast	34,389,890	38	35,254,881	37

	$89,998,694	100%	$95,878,851	100%

December 31, 2006:
Southeast	$27,500,525	52%	$30,403,524	55%
Non-Southeast	25,160,827	48	24,592,904	45

	$52,661,352	100%	$54,996,428	100%

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
     Debt and equity securities that are not publicly traded and for which a market does not exist are valued at fair value as determined in good faith by the Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon the facts and circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security which, for investments that are less than nine months old, typically equates to the original cost basis unless there has been significant over–performance or under–performance by the portfolio company or an extraordinary event affecting the portfolio company. In making the good faith determination of the value of these securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment–in–kind (PIK) interest, if any. Management evaluates the investments in portfolio companies using the portfolio company’s most recent financial statements and forecasts. Management also consults with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, the Company considers generally accepted valuation methodologies. These valuation techniques consist of (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held.
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
     As of September 30, 2006, the Company asked Duff & Phelps to perform the procedures on investments in 17 portfolio companies comprising 100% of the total investments at fair value as of September 30, 2006. As of December 31, 2006, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 41% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2006. For the quarter ended March 31, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. For the quarter ended September 30, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2007. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.
     When originating a debt security, the Company will sometimes receive warrants or other equity–related securities from the borrower. The Company determines the cost basis of the warrants or other equity–related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity–related securities received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant or other equity instruments is treated as original issue discount and accreted into interest income over the life of the loan.
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
Payment in Kind Interest
     The Company holds loans in its portfolio that contain a payment in kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of loan principal repayment. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or if the investee is not expected to be able to pay all principal and interest due.
Concentration of Credit Risk
     The Company’s investments are generally in lower middle–market companies in a variety of industries. As of September 30, 2007, there was one investment that represented greater than 10% of the Company’s portfolio and as of December 31, 2006, there was no individual investment greater than 10% of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.

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

3. INCOME TAXES
     The Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), effective as of January 1, 2007. Accordingly, no provision for income taxes is included in the financial statements. As a RIC, so long as the Company meets certain minimum distribution, source-of-income and asset diversification requirements, the Company generally will be required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. As a RIC, the Company intends to distribute to its stockholders substantially all of its income, except for certain net long-term capital gains. The Company intends to make deemed distributions to its stockholders of any such retained net long-term capital gains.
     Dividend amounts are determined by the Board of Directors each quarter and are based upon the annual taxable earnings estimated by the Company’s management. To the extent that the Company’s earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital to the Company’s stockholders for tax purposes.
     The Company may hold certain investments through 100% ownership in certain taxable corporations in order to meet the requirements for qualification as a RIC. In such cases, the Company will be required to accrue and reflect in its results of operations the income taxes payable by such corporations.
4. LONG–TERM DEBT
     The Company has the following debentures outstanding guaranteed by the SBA:

		Prioritized	September 30,	December 31,
Issuance Date	Maturity Date	Return Rate	2007	2006

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000	—

			$35,800,000	$31,800,000

     Interest on the debentures is payable semi–annually. There are no principal payments required on these debentures prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). With $63.3 million of regulatory capital as of September 30, 2007, the Fund has the current capacity to issue up to a total of $126.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, the Fund has paid commitment fees for and has a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $35.8 million are outstanding as of September 30, 2007. In order to access the additional $84.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $846,000. In addition to the one–time 1.0% fee on the total commitment from the SBA, the Company also pays a one–time 2.5% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of September 30, 2007 and December 31, 2006 were 5.819% and 5.767%, respectively.

5. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006(1)
Per share data:
Net asset value at beginning of period(2)	$13.44	N/A

Net investment income(3)	0.66	N/A
Net realized loss on investments(3)	(0.20)	N/A
Net unrealized appreciation on investments(3)	0.53	N/A

Total increase from investment operations(3)	0.99	N/A

Cash dividends paid	(0.17)
Distribution to partners(3)	(0.03)	N/A
Other(4)	(0.24)

Net asset value at end of period	$13.99	N/A

Market value at end of period(5)	$13.60	N/A

Shares outstanding at end of period	6,803,863	N/A
Net assets at end of period	$95,200,059	$22,744,252
Average net assets(2)	$91,788,558	$19,700,658
Ratio of operating expenses to average net assets (annualized)	6.6%	13.6%
Ratio of net investment income to average net assets (annualized)	6.5%	11.8%
Portfolio turnover ratio	7.4%	9.4%
Total Return(6)	(6.6%)	N/A

(1)	Per share data for the nine months ended September 30, 2006 is not presented as there were no shares of Triangle Capital Corporation outstanding during the period.

(2)	Net asset value as of January 1, 2007 and average net assets for the nine months ended September 30, 2007 are presented as if the Offering and Formation Transactions had occurred on January 1, 2007. See Note 1 for a further description of the basis of presentation of the Company’s financial statements.

(3)	Weighted average basic per share data.

(4)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(5)	Represents the closing price of the Company’s common stock on the last day of the period.

(6)	The total return for the nine months ended September 30, 2007 equals the change in the ending market value of the Company’s common stock from the Offering price of $15.00 per share plus dividends paid per share during the period, divided by the Offering price. Total return is not annualized.
6. SUBSEQUENT EVENTS
     On October 25, 2007, the Company invested $4.0 million and $3.1 million in first lien and second lien senior debt, respectively, of FCL Graphics, Inc. (“FCL Graphics”), a provider of commercial printing services based in Chicago, Illinois. Under the terms of the investments, FCL Graphics will pay interest on the first lien senior debt at floating rates ranging from LIBOR plus 350 basis points per annum to LIBOR plus 750 basis points per annum and will pay interest on the second lien senior debt at a fixed rate of 18.0%.
     On October 25, 2007, the Company invested approximately $3.3 million and $0.2 million in senior and junior subordinated debt, respectively, of Energy Hardware Holdings, LLC (“EH Holdings”), a global distributor of machined parts to the power generation industry based in South Carolina. Under the terms of the investments, EH Holdings will pay interest on the senior subordinated debt at a fixed rate of 14.5% per annum and will pay interest on the junior subordinated debt at a fixed rate of 8.0% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. As discussed further in Note 1 to our unaudited financial statements, on February 21, 2007, concurrent with the closing of our initial public offering (the “Offering”), we acquired Triangle Mezzanine Fund LLLP (the “Fund”) and the Fund’s General Partner, Triangle Mezzanine LLC (“TML”) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations, the financial data and information discussed herein for the three and nine months ended September 30, 2007 are presented as if the acquisition had occurred as of January 1, 2007. In addition, the results of our operations and cash flows for the three and nine months ended September 30, 2006 and our financial position as of December 31, 2006 are presented on a combined basis in order to provide comparative information with respect to prior periods.
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
Overview of Our Business
     We are a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring the Fund and TML, raising capital in the Offering and thereafter operating as an internally managed business development company, or BDC, under the Investment Company Act of 1940. The Fund is licensed as a small business investment company, or SBIC, by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC. The Fund has invested primarily in debt instruments, equity securities, warrants and other securities of lower middle market privately held companies located in the United States. Upon the consummation of the Offering, we completed the Formation Transactions described in footnote 1 to our unaudited financial statements included in Item 1 of Part I of this Quarterly Report, at which time the Fund became our wholly-owned subsidiary, and the former partners of the Fund became our stockholders.
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
     We invest primarily in senior and subordinated debt securities secured by first and second lien security interests in portfolio company assets, coupled with equity interests. Historically, our investments have ranged from $2.0 to $4.0 million due to investment limitations imposed by the SBA based on the Fund’s size prior to the Offering. In certain situations, we have partnered with other funds to provide larger financing commitments. With the additional capital from the Offering, we have increased our financing commitments to between $5.0 and $15.0 million per portfolio company.
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of September 30, 2007 and December 31, 2006, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 13.8% and 14.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 12.4% and 13.3% as of September 30, 2007 and December 31, 2006, respectively.
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

Portfolio Composition
     The total value of our investment portfolio was $95.9 million as of September 30, 2007, as compared to $55.0 million as of December 31, 2006. As of September 30, 2007, we had investments in 24 portfolio companies with an aggregate cost of $90.0 million. As of December 31, 2006, we had investments in 19 portfolio companies with an aggregate cost of $52.7 million. As of September 30, 2007, we had one portfolio investment that represented greater than 10% of the total fair value of our investment portfolio. As of December 31, 2006, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of September 30, 2007 and December 31, 2006, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

September 30, 2007:
Subordinated debt and 2nd lien notes	$69,479,614	77%	$69,479,614	73%
Senior debt	10,856,934	12	10,856,934	11
Equity shares	8,699,689	10	12,517,700	13
Equity warrants	962,457	1	2,715,803	3
Royalty rights	—	—	308,800	—

	$89,998,694	100%	$95,878,851	100%

December 31, 2006:
Subordinated debt and 2nd lien notes	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

     A summary of our investment portfolio by the geographic location of our portfolio companies is as follows:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

September 30, 2007:
Southeast	$55,608,804	62%	$60,623,970	63%
Non-Southeast	34,389,890	38	35,254,881	37

	$89,998,694	100%	$95,878,851	100%

December 31, 2006:
Southeast	$27,500,525	52%	$30,403,524	55%
Non-Southeast	25,160,827	48	24,592,904	45

	$52,661,352	100%	$54,996,428	100%

     Investment Activity
     During the three months ended September 30, 2007, we made two new investments totaling $11.2 million and one additional debt investment in an existing portfolio company of $1.9 million. We received principal prepayments from two portfolio companies totaling $3.2 million, which resulted in a realized gain of approximately $0.1 million. In addition, we received normal principal repayments and PIK interest repayments totaling approximately $0.2 million in the three months ended September 30, 2007.
     Total portfolio investment activity for the three months ended September 30, 2007 was as follows:

Three Months
Ended
September 30, 2007
Fair value of portfolio, July 1, 2007	$84,328,042
New investments	13,121,373
Principal repayments and payment in kind interest payments received	(3,277,326)
Payment in kind interest earned	420,594
Accretion/writeoff of loan discounts	52,502
Net unrealized gain on investments	1,233,666

Fair value of portfolio, September 30, 2007	$95,878,851

Weighted average yield on debt investments as of September 30, 2007	13.8%

Weighted average yield on total investments as of September 30, 2007	12.4%

     During the nine months ended September 30, 2007, we made six new investments totaling $40.5 million, one additional debt investment in an existing portfolio company of $1.9 million and one additional equity investment in an existing portfolio company of approximately $0.1 million. We sold one investment in a portfolio company for approximately $1.2 million, resulting in a realized loss of approximately $1.5 million. We received principal prepayments from two portfolio companies totaling $3.2 million, which resulted in a realized gain of approximately $0.1 million. In addition, we received normal principal repayments and PIK interest repayments totaling approximately $0.7 million in the nine months ended September 30, 2007.
     Total portfolio investment activity for the nine months ended September 30, 2007 was as follows:

Nine Months
Ended
September 30, 2007
Fair value of portfolio, January 1, 2007	$54,996,428
New investments	42,534,975
Proceeds from sale of investment	(1,235,777)
Principal repayments and payment in kind interest payments received	(3,841,651)
Payment in kind interest earned	1,044,255
Accretion/writeoff of loan discounts	299,764
Net unrealized gain on investments	2,080,857

Fair value of portfolio, September 30, 2007	$95,878,851

Weighted average yield on debt investments as of September 30, 2007	13.8%

Weighted average yield on total investments as of September 30, 2007	12.4%

Results of Operations
Comparison of three months ended September 30, 2007 and September 30, 2006
Investment Income
     For the three months ended September 30, 2007, total investment income was $3.6 million, a 110% increase from $1.7 million of total investment income for the three months ended September 30, 2006. This increase was primarily attributable to a $1.3 million increase in total loan interest, fee and dividend income due to net increase in our portfolio investments from September 30, 2006 to September 30, 2007. Fee income, consisting primarily of loan prepayment fees, debt amendment fees and certain management and advisory fees was approximately $0.3 million for the three months ended September 30, 2007 compared with no fee income in the three months ended September 30, 2006. In addition, interest income from cash and cash equivalent investments increased by $0.4 million due to a significant increase in average cash balances in the third quarter of 2007 over the comparable period in 2006 resulting from the receipt of proceeds of $64.7 million from our Offering in February 2007.
Expenses
     For the three months ended September 30, 2007, expenses increased by 81% to $1.6 million from $0.9 million for the three months ended September 30, 2006. The increase in expenses was primarily attributable to a $1.0 million increase in general and administrative expenses. As a result of the Offering and the Formation Transactions described in Note 1 to our unaudited financial statements, we are an internally managed investment company and, on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. In addition, we experienced an increase in general and administrative costs associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. These increases in general and administrative costs were partially offset by a $0.4 million decrease in management fees. We incurred a full quarter of management fees in the third quarter of 2006 and incurred no management fees in the third quarter of 2007.
Net Investment Income
     As a result of the $1.9 million increase in total investment income and the $0.7 million increase in expenses, net investment income for the three months ended September 30, 2007 was $2.0 million compared to net investment income of $0.8 million during the three months ended September 30, 2006.
Net Increase in Net Assets Resulting From Operations
     During the three months ended September 30, 2007, we recorded net unrealized appreciation of investments in the amount of $1.2 million, comprised of unrealized appreciation on eight investments totaling $2.4 million and unrealized depreciation on ten investments totaling $1.2 million. In addition, we recognized a realized gain of $0.1 million on an investment in a portfolio company during the three months ended September 30, 2007. This realized gain resulted from the writeoff of original issue discount related to the prepayment of the portfolio company’s outstanding subordinated note.
     During the three months ended September 30, 2006, we recorded net unrealized appreciation of investments in the amount of $0.2 million, consisting of unrealized appreciation on two investments totaling $0.3 million and unrealized depreciation on two investments totaling $0.1 million.
     As a result of these events, our net increase in net assets from operations during the three months ended September 30, 2007 was $3.4 million as compared to $1.1 million for the three months ended September 30, 2006.
Comparison of nine months ended September 30, 2007 and September 30, 2006
Investment Income
     For the nine months ended September 30, 2007, total investment income was $9.0 million, a 79% increase from $5.0 million of total investment income for the nine months ended September 30, 2006. This increase was primarily attributable to a $2.4 million increase in total loan interest, fee and dividend income due to a net increase in our portfolio investments from September 30, 2006 to September 30, 2007. Fee income, consisting primarily of loan prepayment fees, debt amendment fees and certain management and advisory fees was approximately $0.5 million for the nine months ended September 30, 2007 compared with $0.2 for the nine months ended September 30, 2006. In addition, interest income from cash and cash equivalent investments increased by $1.3 million due to a significant increase in average cash balances in the first nine months of 2007 over the comparable period in 2006 resulting from the receipt of proceeds of $64.7 million from our Offering in February 2007.
Expenses
     For the nine months ended September 30, 2007, expenses increased by 70% to $4.6 million from $2.7 million for the nine months ended September 30, 2006. The increase in expenses was primarily attributable to a $2.7 million increase in general and administrative expenses and an increase in interest expense of approximately $0.2 million. As a result of the Offering and the Formation Transactions described in Note 1 to our unaudited financial statements, we are an internally managed investment company and, on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. In addition, we experienced an increase in general and administrative costs associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. These increases in general and administrative costs were partially offset by a $1.0 million decrease in management fees. We incurred a full nine months of management fees in the first three quarters of 2006 and only incurred management fees through February 21, 2007 in the first nine months of 2007.

Net Investment Income
     As a result of the $4.0 million increase in total investment income and the $1.9 million increase in expenses, net investment income for the nine months ended September 30, 2007 was $4.4 million compared to net investment income of $2.3 million during the nine months ended September 30, 2006.
Net Increase in Net Assets Resulting From Operations
     For the nine months ended September 30, 2007, net realized loss on non-control/non-affiliate investments was $1.5 million which related to a realized loss on one investment. In addition, we recognized a realized gain of $0.1 million on an affiliate investment during the nine months ended September 30, 2007. This realized gain resulted from the writeoff of original issue discount related to the prepayment of the portfolio company’s outstanding subordinated note. During the nine months ended September 30, 2007, we recorded net unrealized appreciation of investments in the amount of $3.5 million, comprised primarily of an unrealized appreciation reclassification adjustment of approximately $1.5 million related to the realized loss noted above. In addition, in the nine months ended September 30, 2007, we recorded unrealized appreciation on eleven other investments totaling $4.3 million and unrealized depreciation on ten investments totaling $2.3 million.
     For the nine months ended September 30, 2006, net realized gain on non-control/non-affiliate investments was $6.0 million which related to realized gains on two investments. During the nine months ended September 30, 2006, we recorded net unrealized depreciation of investments in the amount of $2.6 million, consisting of (i) unrealized depreciation on three investments totaling $2.8 million, (ii) an unrealized depreciation reclassification adjustment of approximately $0.7 million related to the realized gains noted above and (iii) unrealized appreciation on five investments totaling $0.9 million.
     As a result of these events, our net increase in net assets from operations during the nine months ended September 30, 2007 was $6.7 million as compared to $5.8 million for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our anticipated cash flows from operations and the proceeds from our recent Offering will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the nine months ended September 30, 2007, we experienced a net increase in cash and cash equivalents in the amount of $33.2 million. During that period, our operating activities used $34.5 million in cash, and we generated $67.8 million of cash from financing activities, consisting primarily of (i) proceeds from our Offering of $64.7 million, (ii) proceeds from the issuance of SBA guaranteed debentures of $4.0 million and (iii) a decrease in deferred offering costs of $1.0 million, partially offset by cash dividends paid of $1.1 million, tax distributions to partners of $0.8 million and financing fees paid to the SBA of $0.1 million. At September 30, 2007, we had $35.8 million of cash and cash equivalents on hand.
     For the nine months ended September 30, 2006, we experienced a net increase in cash and cash equivalents in the amount of $1.3 million. During that period, we used $4.3 million in cash to fund operating activities, and we generated $5.6 million of cash from financing activities consisting of limited partner capital contributions of $10.6 million, offset by distributions to limited partners totaling $5.0 million.
     As of September 30, 2007, our net assets totaled $95.2 million, with a net asset value per share of $13.99, and we had approximately $35.8 million in cash and cash equivalents. We intend to generate additional cash from operations, including income earned from investments in our portfolio companies and from the temporary investment of cash in short-term money market accounts. Our primary use of funds will be to make investments in portfolio companies, pay operating expenses, pay interest on our SBA guaranteed debentures and pay dividends on our outstanding common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings and/or future issuances of SBA backed debentures, to the extent permitted by the SBA and the 1940 Act.
Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue SBA guaranteed debentures at favorable interest rates. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of September 30, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single

SBIC is $127.2 million (which amount is subject to increase on an annual basis based on cost of living increases). With $63.3 million of Regulatory Capital as of September 30, 2007, the Fund has the current capacity to issue up to a total of $126.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA in the amount of the commitment. Currently, the Fund has paid commitment fees for and has a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $35.8 million are outstanding as of September 30, 2007. In order to access the additional $84.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $846,000.
     Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 1, 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. As of September 30, 2007, the Fund had issued $35.8 million of debentures guaranteed by the SBA, which debentures had a weighted average interest rate of 5.82% per annum.
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
     Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market but for which a limited market exists are valued at the indicative bid price offered on the valuation date. As of September 30, 2007, none of the debt securities in our portfolio were publicly traded or had a limited market, and there was a limited market for one of the equity securities we owned.
     Debt and equity securities that are not publicly traded and for which a market does not exist are valued at fair value as determined in good faith by our board of directors. There is no single standard for determining fair value in good faith, as fair value depends upon the facts and circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security which, for investments that are less than nine months old, typically equates to our original cost basis, unless there has been significant over-performance or under-performance by the portfolio company. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. Management evaluates our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, we consider generally accepted valuation methodologies. These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.
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
     As of September 30, 2006, we asked Duff & Phelps to perform the procedures on investments in 17 portfolio companies comprising 100% of the total investments at fair value as of September 30, 2006. As of December 31, 2006, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 41% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2006. For the quarter ended March 31, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. For the quarter ended September 30, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2007. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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
     Three members of our management, including our Chief Executive Officer, and two of our Managing Directors, collectively own approximately 67% of Triangle Capital Partners, LLC. As of September 30, 2007, Triangle Capital Partners, LLC owned 10,973 shares of Triangle Capital Corporation’s common stock. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million and $1.2 million in management fees from the Fund during the nine months ended September 30, 2007 and 2006, respectively. This agreement terminated upon the closing of the Offering.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. As of September 30, 2007, approximately 81.6% of our debt investment portfolio bore interest at fixed rates. All of our outstanding indebtedness is currently at fixed rates. See page 7 of this quarterly report for tabular information regarding our investments, interest rates and fair values as of September 30, 2007 which are subject to the aforementioned financial market risks.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP.

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Form of Dividend Reinvestment Plan (Filed as Exhibit (e) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION
Date: November 7, 2007	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 7, 2007	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: November 7, 2007	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP.

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Form of Dividend Reinvestment Plan (Filed as Exhibit (e) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.