Form 10-K
period 2007-12-31
Triangle Capital CORP
filed 2008-03-12
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33130
Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	06-1798488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3600 Glenwood Avenue, Suite 104 Raleigh, North Carolina (Address and zip code of principal executive offices)	27612 (Zip Code)

Registrant’s telephone number, including area code:
(919) 719-4770

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $84,734,191.

The number of shares outstanding of the registrant’s Common Stock on March 12, 2008 was 6,803,863.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K, and certain exhibits previously filed with the Securities and Exchange commission are incorporated by reference into Part IV of this Annual Report.

TRIANGLE CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report and elsewhere in this Annual Report. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption in our operations or the economy generally due to terrorism, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1.	Business.

Formation of Our Company

We are a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring 100% of the equity interests in Triangle Mezzanine Fund LLLP (the “Fund”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in our initial public offering, which was completed in February 2007 (the “Offering”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to the Fund prior to the Offering and to Triangle Capital Corporation and its subsidiaries, including the Fund, after the Offering. At the time of closing of the Offering, we consummated the following formation transactions (“Formation Transactions”):

•	We acquired 100% of the limited partnership interests in the Fund, which became our wholly owned subsidiary, retained its license by the United States Small Business Administration (the “SBA”) to operate as a small business investment company (an “SBIC”), continued to hold its existing investments and to make new investments with the net proceeds of the Offering.

•	We acquired 100% of the equity interests in TML, the general partner of the Fund.

The Offering consisted of the sale of 4,770,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds to us of approximately $64.7 million after deducting offering costs. As a result of the Offering and the Formation Transactions described above, we and the Fund are closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act.

The following chart reflects graphically our organizational structure after the Offering and consummation of the Formation Transactions:

(1)	Based on 6,686,760 shares of common stock outstanding immediately after the Offering and consummation of the Formation Transactions.

Our headquarters are in Raleigh, North Carolina, and our Internet address is www.tcap.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Copies of this Annual Report and other reports are also available without charge upon written request to us.

Overview of our Business

We are a specialty finance company that provides customized financing solutions to lower middle market companies located throughout the United States. We define lower middle market companies as those having annual revenues between $10.0 and $100.0 million. Our investment objective is to seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments. Our investment philosophy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in senior and subordinated debt securities secured by first and second lien security interests in portfolio company assets, coupled with equity interests.

We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $2.0 and $10.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.

Our investments generally range from $5.0 to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments. We are continuing to operate the Fund as an SBIC and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2007, we had investments in 26 portfolio companies, with an aggregate cost of $107.2 million.

Our Business Strategy

We seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments by:

•	Focusing on Underserved Markets. We believe that broad-based consolidation in the financial services industry coupled with operating margin and growth pressures have caused financial institutions to de-emphasize services to lower middle market companies in favor of larger corporate clients and capital market transactions. We believe these dynamics have resulted in the financing market for lower middle market companies to be underserved, providing us with greater investment opportunities.

•	Providing Customized Financing Solutions. We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. Typically we invest in senior and subordinated debt securities, coupled with equity interests. We believe our ability to customize financing arrangements makes us an attractive partner to lower middle market companies.

•	Leveraging the Experience of Our Management Team. Our senior management team has more than 100 years of combined experience advising, investing in, lending to and operating companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at investment banks, specialty finance companies, commercial banks, and privately and publicly held companies in the capacity of executive officers. We believe this diverse experience provides us with an in depth understanding of the strategic, financial and operational challenges and opportunities of lower middle market companies. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

•	Applying Rigorous Underwriting Policies and Active Portfolio Management. Our senior management team has implemented rigorous underwriting policies that are followed in each transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position,

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

We typically invest in senior secured debt and subordinated notes. Senior subordinated notes are junior to senior secured debt but senior to other series of subordinated notes. Our senior secured debt investments and subordinated note investments generally have terms of three to seven years. Our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 400 basis points and our subordinated debt investments generally provide for fixed interest rates between 12.0% and 19.0% per annum. Our subordinated note investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment in kind, or PIK interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as we have to pay out such accrued interest as dividends to our stockholders, and we may have to borrow money or raise additional capital in order to meet the requirement of having to pay out at least 90.0% of our income to continue to qualify as a Regulated

Investment Company, or RIC, for federal tax purposes. At December 31, 2007, the weighted average yield on all of our outstanding debt investments was approximately 13.9%.

Equity Investments

When we provide financing, we may acquire equity interests in the portfolio company. We generally seek to structure our equity investments as non-control investments to provide us with minority rights and event-driven or time-driven puts. We also seek to obtain registration rights in connection with these investments, which may include demand and “piggyback” registration rights, board seats and board observation rights. Our investments have in the past and may in the future contain a synthetic equity position pursuant to a formula typically setting forth royalty rights we may exercise in accordance with such formula.

Investment Criteria

We utilize the following criteria and guidelines in evaluating investment opportunities. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.

•	Established Companies With Positive Cash Flow. We seek to invest in established companies with a history of generating revenues and positive cash flows. We typically focus on companies with a history of profitability and minimum trailing twelve month EBITDA of $2.0 million. We do not invest in start-up companies, distressed situations, “turn-around” situations or companies that we believe have unproven business plans.

•	Experienced Management Teams With Meaningful Equity Ownership. Based on our prior investment experience, we believe that a management team with significant experience with a portfolio company or relevant industry experience and meaningful equity ownership is more committed to a portfolio company. We believe a management team with these attributes is more likely to manage the portfolio company in a manner that enhances the value of our investment.

•	Strong Competitive Position. We seek to invest in companies that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and compete in industries with barriers to entry. We also seek to invest in companies that exhibit a competitive advantage, which may help to protect their market position and profitability.

•	Diversified Customer and Supplier Base. We prefer to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

•	Significant Invested Capital. We believe the existence of significant underlying equity value provides important support to investments. We will look for portfolio companies that we believe have sufficient embedded equity or franchise value.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence, transaction structuring, and negotiation. Our origination process ultimately leads to the issuance of a non-binding term sheet. Investment origination is conducted by our eight investment professionals who are responsible for sourcing potential investment opportunities. Our investment professionals utilize their extensive relationships with various financial sponsors, entrepreneurs, attorneys, accountants, investment bankers and other non-bank providers of capital to source transactions with prospective portfolio companies.

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

Due Diligence and Underwriting

Our due diligence on a prospective investment is completed by a minimum of two investment professionals, which we define as the underwriting team. The members of the underwriting team work together to conduct due diligence and to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance through various methods, including, among others, on-site visits with management, in-depth review of historical and projected financial data, interviews with customers and suppliers, management background checks, third-party accounting reports and review of any material contracts.

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

Approval

The underwriting team for the proposed investment presents the Investment Memorandum to our investment committee for consideration and approval. After reviewing the Investment Memorandum, members of the investment committee may request additional due diligence or modify the proposed financing structure or terms of the proposed investment. Before we proceed with any investment, the investment committee must approve the proposed investment. Upon receipt of transaction approval, the involved investment professionals proceed to document and, upon satisfaction of applicable closing conditions, fund the investment.

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

In connection with the monitoring of our portfolio companies, each investment we hold is rated based upon the following numeric investment rating system:

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

Valuation Process and Determination of Net Asset Value

We determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date. As of December 31, 2007, none of the debt securities in our portfolio were publicly traded or had a limited market, and there was a limited market for one of the equity securities that we owned. Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which we have various degrees of trading restrictions are valued at fair value as determined in good faith by our board of directors.

Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third-party valuation consulting services to us, which consist of certain limited procedures that we identified and requested Duff & Phelps to perform. We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our shareholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio. For a further discussion of Duff & Phelps’ procedures, see the section entitled “Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part I of this Annual Report.

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

For convertible debt, equity, success fees or other equity-like securities that are not publicly traded or for which there is no market, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as valuation methodologies consistent with industry practices used to value the equity securities of private companies. These valuation methodologies consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance typically involves, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our senior management team provides such services. We believe, based on our management team’s combined experience at investment banks, specialty finance companies, commercial banks, and operating in executive-level capacities in various operating companies, we offer this assistance effectively. We may receive fees for these services.

Competition

We compete for investments with a number of BDCs and investment funds (including private equity funds, mezzanine funds and other SBICs), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we compete with these entities primarily on the basis of our willingness to make smaller investments, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

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

Brokerage Allocation and Other Practices

Since we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the year ended December 31, 2007.

Dividend Reinvestment Plan

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

No action will be required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying The Bank of New York Mellon, the “Plan Administrator” and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than 10 days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the plan, so long as our shares are trading at or above net asset value. If our shares are trading below net asset value, we intend to purchase shares in the open market in connection with our implementation of the plan. If we use newly issued shares to implement the plan, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Global Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on the Nasdaq Global Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. If we purchase shares in the open market to implement the plan, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the average price per share for all shares purchased by the Plan Administrator in the open market in connection with the dividend. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

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

Participants may terminate their accounts under the plan by notifying the plan administrator via its website at https://www.bnymellon.com/shareowner/isd, by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at BNY Mellon Shareowner Services, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015, or by calling the plan administrator at (866) 228-7201.

We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the plan administrator by mail at BNY Mellon Shareowner Services, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015.

Employees

At December 31, 2007, we employed eleven individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.

Election to be Regulated as a Business Development Company and Regulated Investment Company

In connection with the Offering, both we and the Fund filed elections to be regulated as BDCs under the 1940 Act. In addition, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our election to be regulated as a BDC and our election to be treated as a RIC will have a significant impact on our future operations. Some of the most important effects on our future operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

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

In addition, we have certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for GAAP purposes, such that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass — through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass — through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of federal income taxes. Where the LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

•	Our ability to use leverage as a means of financing our portfolio of investments will be limited.

As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200.0%. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to continue to utilize leverage as a means of financing our portfolio of investments will be limited by this asset coverage test.

•	We intend to distribute substantially all of our income to our stockholders.

As a RIC, we intend to distribute to our stockholders substantially all of our income, except for certain net long-term capital gains. We may make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our shareholders will be treated as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. Our shareholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.”

Exemptive Relief

We have filed a request with the SEC for exemptive relief to allow us to engage in certain transactions with the Fund that otherwise would be permitted if we and the Fund were one company. In addition, we have requested that the SEC allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200.0% asset coverage requirements applicable to us. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted.

Under current SEC rules and regulations, BDCs may not grant options or restricted stock to directors who are not officers or employees of the business development company. We have applied for exemptive relief from the SEC to permit us to grant restricted stock to our independent directors as a portion of their compensation for service on our Board of Directors. Similarly, under the 1940 Act, BDCs cannot issue stock for services to their executive officers and employees other than options, warrants and rights to acquire capital stock. As a result, we have applied for exemptive relief from the SEC to permit us to grant restricted stock in exchange for or in recognition of services by our executive officers and employees. We cannot provide any assurance that we will receive the exemptive relief from the SEC in either case.

Regulation of Business Development Companies

The following is a general summary of the material regulatory provisions affecting BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Both we and the Fund have elected to be regulated as BDCs under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67.0% or more of the voting securities present at a meeting if the holders of more than 50.0% of our outstanding voting securities are present or represented by proxy, or (ii) 50.0% of our voting securities.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

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

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have any class of securities that is traded on a national securities exchange;

(ii) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iii) is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

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

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Because we intend to distribute substantially all of our income to our stockholders upon our election to be treated as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.”

Code of Ethics

We have adopted the Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP, a code of ethics pursuant to Rule 17j-1 under the 1940 Act, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of the code of ethics, see “Available Information.”

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

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Small Business Administration Regulations

The Fund is licensed by the Small Business Administration to operate as a Small Business Investment Company under Section 301(c) of the Small Business Investment Act of 1958. The Fund is a wholly-owned subsidiary of us, holds its SBIC license and has also elected to be a BDC. The Fund initially obtained its SBIC license on September 11, 2003.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The Fund has typically invested in senior and subordinated debt, acquired warrants and/or made equity investments in qualifying small businesses.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2007, we had issued

$37.0 million of SBA-guaranteed debentures, which had an annual weighted average interest rate of 5.83%. As of December 31, 2007, SBA regulations limited the dollar amount of outstanding SBA-guaranteed debentures that may be issued by any one SBIC (or group of SBICs under common control) to $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). With $63.3 million of regulatory capital as of December 31, 2007, we have the current capacity to issue up to a total of $126.5 million of SBA-guaranteed debentures.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). This discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

Election to be Taxed as a RIC

As a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Code effective January 1, 2007. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.0% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities (the “90.0% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•	no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses (the “Diversification Tests”).

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

We may retain some or all of any future realized net long-term capital gains in excess of realized net short-term capital losses, but elect to designate such retained net capital gains as “deemed distributions.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Because we expect to pay tax on any retained capital gains at our regular corporate tax rate, and because that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual U.S. stockholders will be treated as having paid will exceed the tax they owe on the capital gain distribution and such excess generally may be refunded or claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for his, her or its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

In any fiscal year, we may elect to make distributions to our shareholders in excess of our taxable earnings for that fiscal year. As a result, a portion of those distributions may be deemed a return of capital to our shareholders.

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

In general, individual U.S. stockholders currently are subject to a maximum federal income tax rate of 15.0% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), recognized prior to January 1, 2011, including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35.0% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carryback such losses for three years or carryforward such losses for five years.

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

In addition, with respect to certain distributions made to Non-U.S. stockholders in our taxable years beginning after December 31, 2004 and before January 1, 2008, no withholding was required and the distributions generally were not subject to federal income tax if (i) the distributions were properly designated in a notice timely delivered to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions were derived from sources specified in the Code for such dividends and (iii) certain other requirements were satisfied. None of our distributions were designated as eligible for this exemption from withholding.

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

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income eligible for the 15.0% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

We have adopted the Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP, a code of ethics, which every employee is expected to observe. The Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP is publicly available on our website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm and is included in this Annual Report as Exhibit 14.1 attached hereto.

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

Under the 1940 Act, we will be required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. Typically there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors based on input from management. Our board of directors utilizes Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, to provide third-party valuation consulting services to us, which consist of certain limited procedures that we identify and request Duff & Phelps to perform. For a further discussion of Duff & Phelps’ procedures, see the section entitled “Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part I of this Annual Report.

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

In addition, we are currently analyzing the effect of the adoption of SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements” on our consolidated financial position, including our net asset value, and results of operations. We will adopt this statement on a prospective basis effective January 1, 2008. Adoption of this statement could have a material effect on our consolidated financial statements, including our net asset value. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit. See Note 1 to our consolidated financial statements.

We operate in a highly competitive market for investment opportunities.

We compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.

We are dependent upon our key investment personnel for our future success.

We depend on the members of our senior management team, particularly Garland S. Tucker III, Brent P.W. Burgess and Steven C. Lilly. These employees have critical industry experience and relationships that we rely on to implement our business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We have entered into employment agreements with each of our executive officers.

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

The Fund was formed in 2003 by certain members of our senior management team. Prior to the Offering, however, we have not operated, and our management team has no experience operating, as a BDC under the 1940 Act or as a regulated investment company under Subchapter M of the Code. As a result, we have no operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. If we fail to operate our business so as to maintain our status as a BDC or a RIC, our operating flexibility will be significantly reduced.

The Fund is licensed by the SBA, and therefore subject to SBA regulations.

The Fund is licensed to act as a small business investment company and is regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 20.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Fund, and us, as its parent, to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If the Fund fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit the Fund from making new investments. Such actions by the SBA would, in turn, negatively affect us because the Fund is our wholly owned subsidiary.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. The Fund issues debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the Fund’s assets that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

On December 31, 2007, we had $37.0 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of 5.83%.

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

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC or group of SBICs under common control to $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). Moreover, an SBIC may not borrow an amount in excess of two times its regulatory capital. As of December 31, 2007, the Fund had issued $37.0 million in debentures guaranteed by the SBA. With $63.3 million of regulatory capital as of December 31, 2007, we have the current capacity to issue up to a total of $126.5 million of SBA-guaranteed debentures. While we cannot presently predict whether or not we will borrow the maximum permitted amount, if we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the Fund’s current status as an SBIC does not automatically assure that the Fund will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon the Fund continuing to be in compliance with SBA regulations and policies and there being funding available. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by the Fund.

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. The Fund will need to generate sufficient cash flow to make required interest payments on the debentures. If the Fund is unable to meet its financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the Fund’s assets over our stockholders in the event we liquidate the Fund or the SBA exercises its remedies under such debentures as the result of a default by us.

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

Our ability to enter into and exit investment transactions with our affiliates will be restricted.

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

We have filed two applications with the SEC requesting exemptive relief from certain provisions of the 1940 Act and the Securities and Exchange Act of 1934.

The 1940 Act prohibits certain transactions between us, the Fund and any affiliates without first obtaining an exemptive order from the SEC. We have filed a request with the SEC for exemptive relief to allow us to engage in certain transactions with the Fund that otherwise would be permitted if we and the Fund were one company. In addition, we have requested that the SEC allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200.0% asset coverage requirements applicable to us. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted. Delays and costs involved in obtaining necessary approvals may make certain transactions impracticable or impossible to consummate, and there is no assurance that the application for exemptive relief will be granted by the SEC.

In addition, under current SEC rules and regulations, BDCs may not grant options or restricted stock to directors who are not officers or employees of the BDC. We have applied for exemptive relief from the SEC to permit us to grant restricted stock to our independent directors as a portion of their compensation for service on our board of directors. Similarly, under the 1940 Act, BDCs cannot issue stock for services to their executive officers and employees other than options, warrants and rights to acquire capital stock. As a result, we have applied for exemptive relief from the SEC to permit us to grant restricted stock in exchange for or in recognition of services by our executive officers and employees. We cannot provide any assurance that we will receive the exemptive relief from the SEC in either case.

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

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.

We intend to elect to be treated as a RIC under the Code, which generally will allow us to avoid being subject to an entity-level tax. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

The diversification requirement will be satisfied if, at the end of each quarter of the taxable year:

•	at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•	no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may not be able to pay you dividends, and our dividends may not grow over time.

We have and intend to continue to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, the Fund’s compliance with applicable SBIC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

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

The Fund, as an SBIC, may be unable to make distributions to us that may harm our ability to meet registered investment company requirements, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify as a RIC, we will be required to distribute on an annual basis substantially all of our taxable income, including income from our subsidiaries, including the Fund. As all of our investments are initially being made by the Fund, we will be substantially dependent on the Fund for cash distributions to enable us to meet the RIC distribution requirements. The Fund may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for the Fund to make certain distributions to maintain our status as a RIC. We cannot assure you that the SBA will grant such waiver and if the Fund is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax on us.

Because we intend to distribute substantially all of our income to our stockholders upon our election to be treated as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

In order to satisfy the requirements applicable to a RIC and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we become a RIC, which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. We have filed a request with the SEC for exemptive relief to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200.0% asset coverage requirements applicable to us. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

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

We are subject to the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC. Among other requirements, under Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder, our management is required to report on our internal controls over financial reporting. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose significant changes in our internal controls over financial reporting. We have and expect to continue to incur significant expenses related to compliance with the Sarbanes-Oxley Act, which will negatively impact our financial performance and our ability to make distributions. In addition, this process results in a diversion of management’s time and attention. Since we have a limited operating history as a company subject to the Sarbanes-Oxley Act, we cannot assure you that our internal controls over financial reporting will continue to be effective. In the event that we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. Further, there is a risk that such collateral securing our investments may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

Most of our debt investments will bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate which could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will always trade at, above or below net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval of our stockholders and our independent directors.

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

The market price of our common stock may be volatile and fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	loss of RIC status or the Fund’s status as an SBIC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	fluctuations in interest rates;

•	the operating performance of companies comparable to us;

•	departure of our key personnel;

•	global or national credit market changes; and

•	general economic trends and other external factors.

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

Terrorist attacks, acts of war or national disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or national disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

We could face losses and potential liability if intrusion, viruses or similar disruptions to our technology jeopardize our confidential information or that of users of our technology.

Although we have implemented, and will continue to implement, security measures, our technology platform is and will continue to be vulnerable to intrusion, computer viruses or similar disruptive problems caused by transmission from unauthorized users. The misappropriation of proprietary information could expose us to a risk of loss or litigation.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 5,850 square feet of office space located at 3600 Glenwood Avenue, Suite 104, Raleigh, North Carolina 27612. We believe that our current facilities are adequate for our business as we intend to conduct it.

Item 3.	Legal Proceedings.

Neither Triangle Capital Corporation nor any of its subsidiaries are a party to any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Holders

Our common stock began trading on the Nasdaq Global Market under the symbol “TCAP” on February 15, 2007. Prior to that date, there was no established public trading market for our common stock. The following table sets forth the range of high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low

February 15, 2007 to March 31, 2007	$16.00	$13.45
Second Quarter of 2007	15.79	13.58
Third Quarter of 2007	14.99	11.95
Fourth Quarter of 2007	14.50	10.75

As of March 3, 2008, there were approximately 65 holders of record of the common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

Dividends Declared

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.

The following table summarizes our distributions declared since February 21, 2007, the date of our Offering:

	Record	Payment
Date Declared	Date	Date	Amount

May 9, 2007	May 31, 2007	June 28, 2007	$0.15
August 8, 2007	August 30, 2007	September 27, 2007	0.26
November 7, 2007	November 29, 2007	December 27, 2007	0.27
December 14, 2007	December 31, 2007	January 28, 2008	0.30

Each year, a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid form net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent that our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders.

The table below shows the detail of our distributions for the year ended December 31, 2007:

Ordinary income	$0.89	90.4%
Return of capital	0.09	9.6%

Total reported on tax Form 1099-DIV	$0.98	100.0%

(a)	Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various subcategories which have differing tax treatments to shareholders. Those subcategories are not presented herein.

(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

Dividend Policy

In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We currently intend to retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our stockholders of any retained net capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Material U.S. Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Regulation.”

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

No action will be required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying The Bank of New York Mellon, the “Plan Administrator” and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than 10 days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the plan, so long as our shares are trading at or above net asset value. If our shares are trading below net asset value, we intend to purchase shares in the open market in connection with our implementation of the plan. If we use newly issued shares to implement the plan, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Global Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on the Nasdaq Global Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. If we purchase shares in the open market to implement the plan, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the average price per share for all shares purchased by the Plan Administrator in the open market in connection with the dividend. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

There are no brokerage charges or other charges to stockholders who participate in the plan. We pay the plan administrator’s fees under the plan. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commissions from the proceeds.

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

Participants may terminate their accounts under the plan by notifying the plan administrator via its website at https://www.bnymellon.com/shareowner/isd, by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at BNY Mellon Shareowner Services, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015, or by calling the plan administrator at (866) 228-7201.

We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the plan administrator by mail at BNY Mellon Shareowner Services, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015.

Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act. For a more detailed discussion, see “Regulation.”

Equity Compensation Plans

Our equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” to be filed with the Commission.

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index and the Nasdaq Composite Index for the year ended December 31, 2007. This comparison assumes $100.00 was invested at the closing price of our common stock on February 15, 2007 (the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Ten Month Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation Peer
Group Index, and the Nasdaq Composite Index

	2/15/07	3/31/07	6/30/07	9/30/07	12/31/07
Triangle Capital Corporation	100.00	91.00	95.43	93.44	89.40
Triangle Capital Corporation Peer Group Index(2)	100.00	96.03	97.44	96.63	76.06
Nasdaq Composite Index	100.00	100.27	107.82	111.83	109.88

(1)	From February 15, 2007, the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering to December 31, 2007.

(2)	The Triangle Capital Corporation Peer Group consists of the following internally-managed closed-end investment companies that have elected to be regulated as BDCs under the 1940 Act: Allied Capital Corporation, American Capital Strategies Ltd., Harris & Harris Group, Inc., Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, MCG Capital Corporation and Patriot Capital Funding, Inc.

Sales of Unregistered Securities

During the year ended December 31, 2007, we issued a total of 117,103 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1,626,212.

Also during the year ended December 31, 2007, we acquired 100% of the equity interests in TML, the general partner of the Fund. We issued to the members of TML 500,000 shares of our common stock, having an aggregate value based on the initial public offering price of $7,500,000, in exchange for their equity interests in TML. Under the then-current agreement of limited partnership, or partnership agreement, of the Fund, TML was entitled to 20.0% of the Fund’s profits and capital after the limited partners had received distributions of their entire investment and a 7.0% compound annual return on their investment. TML did not make a capital contribution to the Fund, but rather received this interest in exchange for performing the function of and assuming the risks as general partner of the Fund. These securities were issued to United States investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering. All recipients of common units described above represented to us in connection with their receipt of common units that they were acquiring the shares for investment and not with a view to distribution in violation of applicable securities laws, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The recipients received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration requirement.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2007.

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

Our common stock began trading on The Nasdaq Global Market under the trading symbol “TCAP” on February 15, 2007. We sold 4,770,000 shares of common stock in our initial public offering at $15.00 per share. The Offering terminated after the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option. The aggregate gross proceeds from the shares of common stock sold were $71.6 million. We paid the underwriters a commission of $4.9 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commission and the estimated offering expenses, we received net proceeds of approximately $64.7 million.

Subsequent to the Offering, we contributed approximately $42.0 million of the net proceeds from the Offering to the Fund and during the period from February 15, 2007 through December 31, 2007, we invested all of these funds in lower middle market companies in accordance with our investment objective and strategies described in this Annual Report. In addition, we have the ability to use SBA-guaranteed leverage to make additional investments, subject to the limitations described elsewhere in this Annual Report.

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

As discussed further in Note 1 to our financial statements included in Item 8 of this Annual Report on Form 10-K, on February 21, 2007, concurrent with the closing of our initial public offering (the “Offering”), we acquired the Fund and TML (the Fund’s General Partner) in exchange for shares of our common stock.

These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations, the selected historical financial and other data below for the year ended December 31, 2007 are presented as if the acquisition had occurred as of January 1, 2007. In addition, the selected historical financial and other data below for the years ended December 31, 2003, 2004, 2005 and 2006 are presented on a combined basis in order to provide comparative information with respect to prior periods. The selected financial data at and for the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Income statement data:
Investment income:
Total interest, fee and dividend income	$26	$1,969	$5,855	$6,443	$10,912
Interest income from cash and cash equivalent investments	15	18	108	280	1,824

Total investment income	41	1,987	5,963	6,723	12,736
Expenses:
Interest expense	—	339	1,543	1,834	2,073
Amortization of deferred financing fees	—	38	90	100	113
Management fees	1,048	1,564	1,574	1,589	233
General and administrative expenses	165	83	58	115	3,894

Total expenses	1,213	2,024	3,265	3,638	6,313

Net investment income (loss)	(1,172)	(37)	2,698	3,085	6,423
Net realized gain (loss) on investments — non-control/non-affiliate	—	—	(3,500)	6,027	(760)
Net realized gain (loss) on investments — affiliate	—	—	—	—	141
Net unrealized appreciation (depreciation) of investments	—	(1,225)	3,975	(415)	3,061

Total net gain (loss) on investments	—	(1,225)	475	5,612	2,442
Provision for income taxes	—	—	—	—	(52)

Net increase (decrease) in net assets resulting from operations	$(1,172)	$(1,262)	$3,173	$8,697	$8,813

Net investment income per share — basic and diluted	N/A	N/A	N/A	N/A	$0.95
Net increase in net assets resulting from operations per share — basic and diluted	N/A	N/A	N/A	N/A	$1.31
Net asset value per common share	N/A	N/A	N/A	N/A	$13.74
Dividends declared per common share	N/A	N/A	N/A	N/A	$0.98

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Balance sheet data:
Assets:
Investments at fair value	$—	$19,701	$37,144	$54,996	$114,374
Deferred loan origination revenue	(35)	(537)	(602)	(774)	(1,368)
Cash and cash equivalents	2,973	2,849	6,067	2,556	21,788
Interest and fees receivable	—	98	50	135	305
Prepaid expenses and other current assets	—	—	—	—	47
Deferred offering costs	—	—	—	1,021	—
Property and equipment, net	—	—	—	—	34
Deferred financing fees	—	823	1,085	985	999

Total assets	$2,938	$22,934	$43,744	$58,919	$136,179

Liabilities and partners’ capital:
Accounts payable and accrued liabilities	$10	$—	$13	$825	$1,144
Interest payable	—	230	566	606	699
Distribution/dividends payable	—	—	—	532	2,041
Income taxes payable	—	—	—	—	52
Deferred income taxes	—	—	—	—	1,760
SBA-guaranteed debentures payable	—	17,700	31,800	31,800	37,010

Total liabilities	10	17,930	32,379	33,763	42,706
Total partners’ capital/shareholders’ equity	2,928	5,004	11,365	25,156	93,473

Total liabilities and partners’ capital	$2,938	$22,934	$43,744	$58,919	$136,179

Other data:
Weighted average yield on investments	—	15.5%	14.2%	13.3%	12.6%
Number of portfolio companies	—	6	12	19	26
Expense ratios (as percentage of average net assets):
Operating expenses	107.4%	32.2%	21.3%	8.3%	4.4%
Interest expense and deferred financing fees	—	7.4	21.4	9.5	2.4

Total expenses	107.4%	39.6%	42.7%	17.8%	6.8%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. As discussed further in Note 1 to our financial statements, on February 21, 2007, concurrent with the closing of our initial public offering (the “Offering”), we acquired Triangle Mezzanine Fund LLLP (the “Fund”) and the Fund’s General Partner, Triangle Mezzanine LLC (“TML”) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control.

In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations, the financial data and information discussed herein as of and for the year ended December 31, 2007 are presented as if the acquisition had occurred as of January 1, 2007. In addition, the results of our operations and cash flows for the years ended December 31, 2006 and 2005 and our financial position as of December 31, 2006 are presented on a combined basis in order to provide comparative information with respect to prior periods. The following discussion should be read in conjunction with the Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview of our Business

We are a Maryland corporation incorporated on October 10, 2006, for the purpose of acquiring the Fund and TML, raising capital in the Offering and thereafter operating as an internally managed business development company, or BDC, under the Investment Company Act of 1940. The Fund is licensed as a small business investment company, or SBIC, by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC. The Fund has invested primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located in the United States. Upon the consummation of the Offering, we completed the Formation Transactions described in Item 1 of Part I of this Annual Report, at which time the Fund became our wholly-owned subsidiary, and the former partners of the Fund became our stockholders.

Our business is to provide capital to lower middle market companies in the United States. We define lower middle market companies as those with annual revenues between $10.0 million and $100.0 million. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $75.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $2.0 million and $10.0 million.

We invest primarily in senior and subordinated debt securities secured by first and second lien security interests in portfolio company assets, coupled with equity interests. Our investments generally range from $5.0 million to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of December 31, 2007 and December 31, 2006, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 13.9% and 14.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 12.6% and 13.3% as of December 31, 2007 and December 31, 2006, respectively.

The Fund is eligible to sell debentures guaranteed by the SBA to the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.

Portfolio Composition

The total value of our investment portfolio was $114.4 million as of December 31, 2007, as compared to $55.0 million as of December 31, 2006. As of December 31, 2007, we had investments in 26 portfolio companies with an aggregate cost of $107.2 million. As of December 31, 2006, we had investments in 19 portfolio companies with an aggregate cost of $52.7 million. As of December 31, 2007, we had one portfolio investment that individually represented greater than 10% of the total fair value of our investment portfolio. This one investment represented approximately 11% of the total fair value of our investment portfolio as of December 31, 2007. As of December 31, 2006, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2007 and December 31, 2006, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2007:
Subordinated debt and 2nd lien notes	$82,171,781	76%	$82,171,781	72%
Senior debt	14,798,137	14	14,798,137	13
Equity shares	9,699,689	9	15,335,900	13
Equity warrants	548,172	1	1,870,500	2
Royalty rights	—	—	197,900	—

	$107,217,779	100%	$114,374,218	100%

December 31, 2006:
Subordinated debt and 2nd lien notes	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

Investment Activity

During the year ended December 31, 2007, we made nine new investments totaling $62.2 million, one additional debt investment in an existing portfolio company of $1.9 million and one additional equity investment in an existing portfolio company of approximately $0.1 million. In 2007, we sold one investment in a portfolio company for approximately $1.3 million, resulting in a realized loss of approximately $1.4 million. We also received principal prepayments from two portfolio companies totaling $3.2 million, which resulted in a realized gain of approximately $0.1 million. In the fourth quarter of 2007, we sold an equity investment in a portfolio company for total proceeds of $0.9 million, resulting in a realized gain of approximately $0.6 million and we received a principal prepayment from this portfolio company of $4.2 million, which resulted in a realized gain of approximately $0.1 million. In addition, we received normal principal repayments and PIK interest payments totaling approximately $1.0 million in the year ended December 31, 2007.

Total portfolio investment activity for the year ended December 31, 2007 was as follows:

Year Ended
December 31, 2007

Fair value of portfolio, January 1, 2007	$54,996,428
New investments	64,159,172
Proceeds from sale of investment	(2,227,124)
Principal repayments and payment in kind interest payments received	(8,483,843)
Payment in kind interest earned	1,521,114
Accretion/writeoff of loan discounts	205,725
Net realized gain (loss) on investments	(618,620)
Net unrealized gain on investments	4,821,366

Fair value of portfolio, December 31, 2007	$114,374,218

Weighted average yield on debt investments as of December 31, 2007	13.9%

Weighted average yield on total investments as of December 31, 2007	12.6%

Results of Operations

Comparison of years ended December 31, 2007 and December 31, 2006

Investment Income

For the year ended December 31, 2007, total investment income was $12.7 million, an 89.4% increase from $6.7 million of total investment income for the year ended December 31, 2006. This increase was primarily attributable to a $4.5 million increase in total loan interest, fee, dividend income and PIK interest due to a net increase in our portfolio investments from December 31, 2006 to December 31, 2007. Fee income, consisting primarily of loan prepayment fees, debt amendment fees and certain management and advisory fees was approximately $0.5 million for the year ended December 31, 2007 compared with $0.2 for the year ended December 31, 2006. In addition, interest income from cash and cash equivalent investments increased by $1.5 million due to a significant increase in average cash balances in 2007 over 2006 resulting from the receipt of proceeds of $64.7 million from our Offering in February 2007.

Expenses

For the year ended December 31, 2007, expenses increased by 73.5% to $6.3 million from $3.6 million for the year ended December 31, 2006. The increase in expenses was primarily attributable to a $3.8 million increase in general and administrative expenses and an increase in interest expense of approximately $0.2 million. As a result of the Offering and the Formation Transactions described in Note 1 to our financial statements, we are now an internally managed investment company and, on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. In addition, we experienced an increase in general and administrative costs associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. These increases in general and administrative costs were partially offset by a $1.4 million decrease in management fees. We incurred a full year of management fees in 2006 and only incurred management fees through February 21, 2007 in 2007.

Net Investment Income

As a result of the $6.0 million increase in total investment income and the $2.7 million increase in expenses, net investment income for the year ended December 31, 2007 was $6.4 million compared to net investment income of $3.1 million during the year ended December 31, 2006.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the year ended December 31, 2007, net realized loss on non-control/non-affiliate investments was $0.8 million which related to a realized loss on one investment of $1.4 million, offset by a realized gain on a second investment of $0.6 million. In addition, we recognized a realized gain of $0.1 million on an affiliate investment during the year ended December 31, 2007. This realized gain resulted from the writeoff of original issue discount related to the prepayment of the portfolio company’s outstanding subordinated note. During the year ended December 31, 2007, we recorded net unrealized appreciation of investments, net of income taxes, in the amount of $3.1 million, comprised partially of net unrealized appreciation/depreciation reclassification adjustments of approximately $1.1 million related to the realized gain and loss noted above. In addition, in the year ended December 31, 2007, we recorded unrealized appreciation, net of tax, on nine other investments totaling $4.3 million and unrealized depreciation on 11 investments totaling $2.3 million.

For the year ended December 31, 2006, net realized gain on non-control/non-affiliate investments was $6.0 million which related to realized gains on two investments. During the year ended December 31, 2006, we recorded net unrealized depreciation of investments in the amount of $0.4 million, consisting of (i) unrealized depreciation on three investments totaling $1.6 million, (ii) an unrealized depreciation reclassification adjustment of approximately $0.7 million related to the realized gains noted above and (iii) unrealized appreciation on ten investments totaling $1.9 million.

In the year ended December 31, 2007, we recognized an income tax provision related to an investment held in one of our Taxable Subsidiaries, as discussed in Note 1 to our Financial Statements under “Income Taxes.”

As a result of these events, our net increase in net assets from operations during the year ended December 31, 2007 was $8.8 million as compared to $8.7 million for the year ended December 31, 2006.

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

Expenses

For the year ended December 31, 2006, expenses increased by 11.4% to $3.6 million from $3.3 million for the year ended December 31, 2005. The increase in expenses was primarily attributable to a $0.3 million increase in interest expense relating to our SBA-guaranteed debentures, of which there were $31.8 million outstanding for the entire year ended December 31, 2006, and which had an average balance outstanding substantially less than that amount during the year ended December 31, 2005. During May 2005, the Fund increased its SBA-guaranteed debentures by $9.5 million to a total of $31.8 million.

Net Investment Income

As a result of the $0.8 million increase in total investment income and the $0.4 million increase in expenses, net investment income for the year ended December 31, 2006, was $3.1 million compared to net investment income of $2.7 million during the year ended December 31, 2005.

Net Increase (Decrease) in Net Assets Resulting From Operations

For the year ended December 31, 2006, net realized gain on non-control/non-affiliate investments was $6.0 million which related to realized gains on two investments. During the year ended December 31, 2006, we recorded net unrealized depreciation of investments in the amount of $0.4 million, consisting of (i) unrealized depreciation on three investments totaling $1.6 million, (ii) an unrealized depreciation reclassification adjustment of approximately $0.7 million related to the realized gains noted above and (iii) unrealized appreciation on ten investments totaling $1.9 million.

For the year ended December 31, 2005, net realized loss on investments was $3.5 million which related to a loss on one investment. During the year ended December 31, 2005, we recorded net unrealized appreciation in the amount of $4.0 million, comprised of $2.8 million of unrealized appreciation on two of our portfolio companies and the reclassification of an unrealized loss to a realized loss in the amount of $1.2 million.

As a result of these events, our net increase in net assets from operations during the year ended December 31, 2006 was $8.7 million as compared to $3.2 million for the year ended December 31, 2005.

Liquidity and Capital Resources

We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Cash Flows

For the year ended December 31, 2007, we experienced a net increase in cash and cash equivalents in the amount of $19.2 million. During that period, our operating activities used $47.8 million in cash, and we generated $67.1 million of cash from financing activities, consisting of (i) proceeds from our Offering of $64.7 million, (ii) proceeds from the issuance of SBA guaranteed debentures of $5.2 million and (iii) a decrease in deferred offering costs of $1.0 million, partially offset by cash dividends paid of $3.0 million, tax distributions to partners of $0.7 million and financing fees paid to the SBA of $0.1 million. At December 31, 2007, we had $21.8 million of cash and cash equivalents on hand.

For the year ended December 31, 2006, we experienced a net decrease in cash and cash equivalents in the amount of $3.5 million. During that period, we used $8.1 million in cash to fund operating activities and we generated $4.6 million of cash from financing activities, consisting of limited partner capital contributions in the amount of $10.6 million offset by a cash distribution to limited partners in the amount of $5.0 million and an increase in deferred offering costs of $1.0 million. We invested the entire $10.6 million of cash from the limited partner capital contributions in new subordinated debt investments during 2006. As of December 31, 2006, all limited partners in the Fund had fully funded their committed capital. At December 31, 2006, we had $2.5 million of cash on hand.

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

Financing Transactions

Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of December 31, 2007 is currently $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time.

Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.

With $63.3 million of regulatory capital as of December 31, 2007, the Fund has the current capacity to issue up to a total of $126.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. As of December 31, 2007, the Fund had paid commitment fees for and had a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $37.0 million are outstanding as of December 31, 2007. On January 8, 2008, the SBA approved an additional commitment to the Fund in the amount of $55.0 million, bringing the total commitment from the SBA to approximately $96.9 million. In order to access the remaining $29.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $296,000. In addition to the one — time 1.0% fee on the total commitment from the SBA, the Company also pays a one — time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of December 31, 2007 was 5.83%.

Current Market Conditions

The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. While we have capacity to issue additional SBA guaranteed debentures as discussed above, we may not be able to access additional equity capital, which could result in the slowing of our origination activity during 2009 and beyond.

In the event that the United States economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions which could have a negative impact on our future results.

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

Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market but for which a limited market exists are valued at the indicative bid price offered on the valuation date. As of December 31, 2007, none of the debt securities in our portfolio were publicly traded or had a limited market, and there was a limited market for one of the equity securities we owned.

Debt and equity securities that are not publicly traded and for which a market does not exist are valued at fair value as determined in good faith by our board of directors. There is no single standard for determining fair value in good faith, as fair value depends upon the facts and circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. Management evaluates our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, we consider valuation methodologies consistent with industry practice, including discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.

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

Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to us, which consist of certain limited procedures that we identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our shareholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio.

As of September 30, 2006, we asked Duff & Phelps to perform the procedures on investments in 17 portfolio companies comprising 100% of the total investments at fair value as of September 30, 2006. As of December 31, 2006, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 41% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2006. For the quarter ended March 31, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. For the quarter ended September 30, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2007. For the quarter ended December 31, 2007, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 23% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2007. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

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

Payment in Kind Interest (PIK)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of the adoption of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of the adoption of SFAS 159.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of December 31, 2007, approximately 80.7% of our investment portfolio bore interest at fixed rates. All of our SBA leverage is currently at fixed rates.

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by floating rate assets in our investment portfolio.

Related Party Transactions

Effective concurrently with the closing of the Offering, TML, the general partner of the Fund, merged into a wholly owned subsidiary of Triangle Capital Corporation. A substantial majority of the ownership interests of TML were owned by Messrs. Tucker, Burgess, Lilly, Long and Parker. As a result of such merger, Messrs. Tucker, Burgess, Lilly, Long and Parker collectively received shares of our common stock valued at approximately $6.7 million.

Prior to the closing of the Offering, certain members of our management (Garland S. Tucker, III, Tarlton H. Long and David F. Parker) collectively owned approximately 67% of Triangle Capital Partners, LLC, an entity which provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received $0.2 million in management fees from the Fund in the year ended December 31, 2007 and $1.6 million in management fees from the Fund during each of the years ended December 31, 2006 and 2005. This agreement terminated upon the closing of the Offering.

Contractual Obligations

As of December 31, 2007, our future fixed commitments for cash payments are as follows (in thousands):

			2009 to	2011 to	2013 and
	Total	2008	2010	2012	Thereafter

SBA guaranteed debentures payable	$37,010,000	$—	$—	$—	$37,010,000
Interest due on SBA guaranteed debentures payable	16,919,314	2,140,599	4,314,379	4,320,289	6,144,047
Unused commitments to extend credit(1)	2,139,200	2,139,200	—	—	—
Operating lease payments(2)	114,672	114,672	—	—	—

Total	$56,183,186	$4,394,471	$4,314,379	$4,320,289	$43,154,047

(1)	We have a commitment to extend credit, in the form of loans, to one of our portfolio companies which is undrawn as of December 31, 2007. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements, however we have chosen to present the amount of this unused commitment as an obligation in this table.

(2)	We lease our corporate office facility under an operating lease that terminates on December 31, 2008. We believe that our existing facilities will be adequate to meet our needs at least through 2008, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments

SBA Guaranteed Debentures Payable

On February 28, 2008, we borrowed an additional $5.2 million under the SBA debenture commitment.

New Portfolio Company Investments

On March 6, 2008, we invested $4.3 million and $0.5 million in subordinated debt and in equity of AssetPoint, LLC (“AssetPoint”), a provider of integrated enterprise asset management and computerized maintenance management software and services based in Greenville, South Carolina. Under the terms of the investment, AssetPoint will pay interest on the subordinated debt at a fixed rate of 15.0% per annum.

On March 7, 2008, we invested $1.0 million and $3.0 million in senior debt and subordinated debt, respectively, of Electronic Systems Protection, Inc. (“ESP”), a manufacturer of power protection technology for the office technology industry based in Zebulon, North Carolina. Under the terms of the investment, ESP will pay interest on the senior debt at a floating rate of LIBOR plus 375 basis points per annum and will pay interest on the subordinated debt at a fixed rate of 14.0% per annum.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Quantitative and Qualitative Disclosure About Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part I of this Annual Report and incorporated by reference herein.

Item 8.	Financial Statements and Supplementary Data.

See our Financial Statements included herein and listed in Item 15(a) of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to our directors, executive officers and corporate governance matters is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end which was December 31, 2007.

The Company has adopted the Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP, a code of ethics, which every employee is expected to observe. The Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP is publicly available on our website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm and is included in this Annual Report as Exhibit 14.1 attached hereto.

We will provide any person, without charge, upon request, a copy of our Code of Conduct. To receive a copy, please provide a written request to: Triangle Capital Corporation; Attn: Chief Compliance Officer, 3600 Glenwood Avenue, Suite 104; Raleigh, North Carolina; 27612.

Item 11.	Executive Compensation.

The information required by this Item with respect to compensation of executive officers and directors is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end which was December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end which was December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end which was December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item with respect to principal accountant fees and services is contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end which was December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

(1) Financial Statements

Triangle Capital Corporation Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2007 and Combined Balance Sheet as of December 31, 2006	F-2
Consolidated Statement of Operations for the year ended December 31, 2007 and Combined Statements of Operations for the years ended December 31, 2006 and 2005	F-3
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2007 and Combined Statements of Changes in Net Assets for the years ended December 31, 2006 and 2005	F-4
Consolidated Statement of Cash Flows for the year ended December 31, 2007 and Combined Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-5
Consolidated Schedule of Investments as of December 31, 2007	F-6
Combined Schedule of Investments as of December 31, 2006	F-10
Notes to Financial Statements	F-13

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

Number		Exhibit

2.1		Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).
2.2		Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).
3.1		Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2		Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.3		Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
3.4		Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
4.1		Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2		Triangle Capital Corporation Dividend Reinvestment Plan.
10	.1†	Employment Agreement between Triangle Capital Corporation and Garland S. Tucker, III dated February 21, 2007 (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.2†	Employment Agreement between Triangle Capital Corporation and Brent P.W. Burgess dated February 21, 2007 (Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.3†	Employment Agreement between Triangle Capital Corporation and Steven C. Lilly dated February 21, 2007 (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.4†	Employment Agreement between Triangle Capital Corporation and Tarlton H. Long dated February 21, 2007 (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).

Number		Exhibit

10	.5†	Employment Agreement between Triangle Capital Corporation and David F. Parker dated February 21, 2007 (Filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.6†	Triangle Capital Corporation 2007 Equity Incentive Plan (Filed as Exhibit (i) to the Registrant’s pre-effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
10.7		Form of Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan.
10.8		Custodian Agreement with U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10.9		Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008.
10.10		Sublease Assignment and Assumption of Assignor’s Interest dated January 17, 2007 (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10.11		Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York.
14.1		Code of Conduct (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP.
31.1		Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

By:	/s/ Garland S. Tucker, III
Name:     Garland S. Tucker, III

Title:	President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garland S. Tucker, III Garland S. Tucker, III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2008

/s/ Steven C. Lilly Steven C. Lilly	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 12, 2008

/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	March 12, 2008

/s/ Brent P. W. Burgess Brent P. W. Burgess	Chief Investment Officer and Director	March 12, 2008

/s/ W. McComb Dunwoody W. McComb Dunwoody	Director	March 12, 2008

/s/ Thomas M. Garrott, III Thomas M. Garrott, III	Director	March 12, 2008

/s/ Benjamin S. Goldstein Benjamin S. Goldstein	Director	March 12, 2008

/s/ Simon B. Rich, Jr. Simon B. Rich, Jr.	Director	March 12, 2008

/s/ Sherwood H. Smith, Jr. Sherwood H. Smith, Jr.	Director	March 12, 2008

Triangle Capital Corporation

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2007 and Combined Balance Sheet as of December 31, 2006	F-2
Consolidated Statement of Operations for the year ended December 31, 2007 and Combined Statements of Operations for the years ended December 31, 2006 and 2005	F-3
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2007 and Combined Statements of Changes in Net Assets for the years ended December 31, 2006 and 2005	F-4
Consolidated Statement of Cash Flows for the year ended December 31, 2007 and Combined Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-5
Consolidated Schedule of Investments as of December 31, 2007	F-6
Combined Schedule of Investments as of December 31, 2006	F-10
Notes to Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Triangle Capital Corporation

We have audited the accompanying consolidated balance sheet of Triangle Capital Corporation (the Company), including the schedule of investments, as of December 31, 2007, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the consolidated financial highlights for the year then ended. We have also audited the accompanying combined balance sheet of Triangle Capital Corporation, including the schedule of investments, as of December 31, 2006, and the related combined statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended, and the combined financial highlights for each of the four years in the period then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2007 and 2006 by correspondence with the portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2007, the consolidated results of its operations, changes in net assets, and its cash flows for the year then ended, the financial highlights for the year then ended, and the combined financial position of Triangle Capital Corporation at December 31, 2006, the combined results of its operations, changes in net assets, and its cash flows for each of the two years in the period then ended, and the combined financial highlights for the four years in the period then ended, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Raleigh, North Carolina
March 11, 2008

Triangle Capital Corporation

Balance Sheets

	December 31,
	2007	2006
	(Consolidated)	(Combined)

ASSETS
Investments at fair value:
Non - Control / Non - Affiliate investments (cost of $66,819,386 and $40,592,972 at December 31, 2007 and 2006, respectively)	$69,078,281	$42,370,348
Affiliate investments (cost of $24,487,895 and $9,453,445 at December 31, 2007 and 2006, respectively)	25,041,093	10,011,145
Control investments (cost of $15,910,498 and $2,614,935 at December 31, 2007 and 2006, respectively)	20,254,844	2,614,935

Total investments at fair value	114,374,218	54,996,428
Deferred loan origination revenue	(1,368,603)	(774,216)
Cash and cash equivalents	21,787,750	2,556,502
Interest and fees receivable	305,159	134,819
Prepaid expenses and other current assets	47,477	—
Deferred offering costs	—	1,020,646
Deferred financing fees	999,159	985,477
Property and equipment, net	34,166	—

Total assets	$136,179,326	$58,919,656

LIABILITIES AND NET ASSETS
Accounts payable and accrued liabilities	$1,144,222	$794,983
Interest payable	698,735	606,296
Partners distribution payable	—	531,566
Dividends payable	2,041,159	—
Income taxes payable	52,598	—
Deferred income taxes	1,760,259	—
Payable to Triangle Capital Partners, LLC	—	30,000
SBA guaranteed debentures payable	37,010,000	31,800,000

Total liabilities	42,706,973	33,762,845
Net assets:
General partner’s capital	—	100
Limited partners’ capital	—	21,250,000
Common stock, $0.001 par value per share (150,000,000 shares authorized, 6,803,863 and 100 shares issued and outstanding as of December 31, 2007 and 2006, respectively)	6,804	—
Additional paid-in-capital	86,949,189	1,500
Investment income in excess of distributions	1,738,797	1,570,135
Accumulated realized losses on investments	(618,620)	—
Net unrealized appreciation of investments	5,396,183	2,335,076

Total net assets	93,472,353	25,156,811

Total liabilities and net assets	$136,179,326	$58,919,656

Net asset value per share	$13.74	N/A

See accompanying notes.

Triangle Capital Corporation

Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(Consolidated)	(Combined)	(Combined)

Investment income:
Loan interest, fee and dividend income:
Non - Control/Non - Affiliate investments	$6,258,670	$4,488,831	$4,125,584
Affiliate investments	1,808,664	638,318	459,810
Control investments	1,323,876	293,532	39,850

Total loan interest, fee and dividend income	9,391,210	5,420,681	4,625,244
Paid - in - kind interest income:
Non - Control/Non - Affiliate investments	871,184	815,408	962,121
Affiliate investments	225,622	40,208	243,663
Control investments	424,308	166,690	23,642

Total paid - in - kind interest income	1,521,114	1,022,306	1,229,426
Interest income from cash and cash equivalent investments	1,823,519	279,817	108,493

Total investment income	12,735,843	6,722,804	5,963,163

Expenses:
Interest expense	2,073,311	1,833,458	1,543,378
Amortization of deferred financing fees	112,660	99,920	89,970
Management fees	232,423	1,589,070	1,573,602
General and administrative expenses	3,894,240	115,040	57,991

Total expenses	6,312,634	3,637,488	3,264,941

Net investment income	6,423,209	3,085,316	2,698,222
Net realized gain (loss) on investments — Non Control/Non - Affiliate	(759,634)	6,026,948	(3,500,000)
Net realized gain on investment — Affiliate	141,014	—	—
Net unrealized appreciation (depreciation) of investments	3,061,107	(414,924)	3,975,000

Total net gain on investments before income taxes	2,442,487	5,612,024	475,000
Income tax expense	52,598	—	—
Net increase in net assets resulting from operations	$8,813,098	$8,697,340	$3,173,222

Net investment income per share — basic and diluted	$0.95	N/A	N/A

Net increase in net assets resulting from operations per share — basic and diluted	$1.31	N/A	N/A

Dividends declared per common share	$0.98	N/A	N/A

Weighted average number of shares outstanding — basic and diluted	6,728,733	N/A	N/A

Allocation of net increase (decrease) in net assets resulting from operations to:
General partner	N/A	$1,739,386	$634,644

Limited partners	N/A	$6,957,954	$2,538,578

See accompanying notes.

Triangle Capital Corporation

Statements of Changes in Net Assets

							Investment	Accumulated	Net
			Capital				Income in	Realized	Unrealized
	General	Limited	Contribution	Common Stock		Additional	Excess of	Gains	Appreciation	Total
	Partner’s	Partners’	Commitment	Number of	Par	Paid in	(Less Than)	(Losses) on	(Depreciation) of	Net
	Capital	Capital	Receivable	Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2005	$100	$21,250,000	$(13,812,500)	—	$—	$—	$(1,208,775)	$—	$(1,225,000)	$5,003,825
Partners’ capital contributions	—	—	3,187,500	—	—	—	—	—	—	3,187,500
Net investment income	—	—	—	—	—	—	2,698,222	—	—	2,698,222
Realized loss on investments	—	—	—	—	—	—	—	(3,500,000)	—	(3,500,000)
Net unrealized gains on investments	—	—	—	—	—	—	—	—	3,975,000	3,975,000

Balance, December 31, 2005	$100	$21,250,000	$(10,625,000)	—	$—	$—	$1,489,447	$(3,500,000)	$2,750,000	$11,364,547
Partners’ capital contributions	—	—	10,625,000	—	—	—	—	—	—	10,625,000
Net investment income	—	—	—	—	—	—	3,085,316	—	—	3,085,316
Realized gains on investments	—	—	—	—	—	—	—	6,026,948	—	6,026,948
Net unrealized losses on investments	—	—	—	—	—	—	—	—	(414,924)	(414,924)
Distributions to partners	—	—	—	—	—	—	(3,004,628)	(2,526,948)	—	(5,531,576)
Issuance of common stock	—	—	—	100	—	1,500	—	—	—	1,500

Balance, December 31, 2006	$100	$21,250,000	$—	100	$—	$1,500	$1,570,135	$—	$2,335,076	$25,156,811
Public offering of common stock	—	—	—	4,770,000	4,770	64,723,267	—	—	—	64,728,037
Formation transactions	(100)	(21,250,000)	—	1,916,660	1,917	21,248,183	—	—	—	—
Net investment income	—	—	—	—	—	—	6,423,209	—	—	6,423,209
Realized gain (loss) on investments	—	—	—	—	—	—	—	(618,620)	1,111,306	492,686
Net unrealized gains on investments	—	—	—	—	—	—	—	—	1,949,801	1,949,801
Provision for income taxes	—	—	—	—	—	—	(52,598)	—	—	(52,598)
Return of capital and other tax related adjustments	—	—	—	—	—	(649,856)	649,856	—	—	—
Dividends declared	—	—	—	117,103	117	1,626,095	(6,631,758)	—	—	(5,005,546)
Tax distribution to partners	—	—	—	—	—	—	(220,047)	—	—	(220,047)

Balance, December 31, 2007	$—	$—	$—	6,803,863	$6,804	$86,949,189	$1,738,797	$(618,620)	$5,396,183	$93,472,353

See accompanying notes.

Triangle Capital Corporation

Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Consolidated)	(Combined)	(Combined)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,813,098	$8,697,340	$3,173,222
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(64,159,172)	(21,458,478)	(29,125,000)
Repayments received/sales of portfolio investments	10,470,803	9,965,446	12,202,510
Loan origination and other fees received	1,272,002	607,794	1,083,600
Net realized (gain) loss on investments	618,620	(6,026,948)	3,500,000
Net unrealized (appreciation) depreciation on investments	(4,821,366)	414,923	(3,975,000)
Deferred income taxes	1,760,259	—	—
Paid - in - kind interest accrued, net of payments received	(1,280,950)	(578,724)	47,748
Amortization of deferred financing fees	112,660	99,920	89,970
Recognition of loan origination and other fees	(677,615)	(435,492)	(1,018,965)
Accretion of loan discounts	(205,725)	(169,036)	(93,272)
Depreciation	7,814	—	—
Changes in operating assets and liabilities:
Interest and fees receivable	(170,340)	(85,236)	48,859
Prepaid expenses and other current assets	(47,477)	—	—
Accounts payable and accrued liabilities	349,239	781,757	13,226
Interest payable	92,439	40,228	335,696
Income taxes payable	52,598	—	—
Payable to Triangle Capital Partners, LLC	(30,000)	30,000	—

Net cash used in operating activities	(47,843,113)	(8,116,506)	(13,717,406)

Cash flows from investing activities:
Purchases of property and equipment	(41,980)	—	—

Net cash used in investing activities	(41,980)	—	—

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	5,210,000	—	14,100,000
Financing fees paid	(126,342)	—	(352,500)
Issuance of common stock	—	1,500	—
Proceeds from initial public offering, net of expenses	64,728,037	—	—
Change in deferred offering costs	1,020,646	(1,020,646)	—
Partners’ capital contributions	—	10,625,000	3,187,500
Cash dividends paid	(2,964,387)	—	—
Distribution to partners	(751,613)	(5,000,010)	—

Net cash provided by financing activities	67,116,341	4,605,844	16,935,000

Net increase (decrease) in cash and cash equivalents	19,231,248	(3,510,662)	3,217,594
Cash and cash equivalents, beginning of year	2,556,502	6,067,164	2,849,570

Cash and cash equivalents, end of year	$21,787,750	$2,556,502	$6,067,164

Supplemental Disclosure of cash flow information:
Cash paid for interest	$1,980,872	$1,793,230	$1,208,000

Summary of non-cash financing transactions:
Dividends declared but not paid	$2,041,159	$—	$—
Accrued distribution to partners	$—	$531,566	$—

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments
December 31, 2007

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Non - Control/Non - Affiliate Investments:
Ambient Air Corporation (6%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	$3,144,654	$3,042,889	$3,042,889
		Subordinated Note (14%, Due 03/11)	1,872,075	1,872,075	1,872,075
		Common Stock Warrants (455 shares)		142,361	929,700

			5,016,729	5,057,325	5,844,664
APO Newco, LLC (5%)*	Commercial and Consumer Marketing Products	Subordinated Note (14%, Due 03/13)	4,315,262	4,292,325	4,292,325
		Unit purchase warrant (87,302 Class C units)		25,200	199,000

			4,315,262	4,317,525	4,491,325
Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,441,824	2,422,091	2,422,091
		Membership unit warrants (15% of units (150 units))		40,800	9,800

			2,441,824	2,462,891	2,431,891
Assurance Operations Corporation (4%)*	Auto Components/ Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,828,527	3,828,527	3,828,527
		Common Stock (200 shares)		200,000	—

			3,828,527	4,028,527	3,828,527
Bruce Plastics, Inc. (2%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,412,046	1,412,046
		Common Stock Warrants (12% of common stock)		108,534	—

			1,500,000	1,520,580	1,412,046
CV Holdings, LLC (6%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	4,976,360	4,976,360	4,976,360
		Royalty rights		—	197,900

			4,976,360	4,976,360	5,174,260
Cyrus Networks, LLC (6%)*	Data Center Services Provider	Senior Note (9%, Due 07/13)	4,382,257	4,382,257	4,382,257
		2nd Lien Note (12%, Due 01/14)	907,663	907,663	907,663
		Revolving Line of Credit (9)%	70,880	70,880	70,880

			5,360,800	5,360,800	5,360,800
DataPath, Inc. (1%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	576,400

				101,500	576,400

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	$1,000,000	$958,715	$958,715
		Common Stock Warrants (6% of common stock)		55,268	7,400
		Common Stock (30 shares)		30,000	1,900

			1,000,000	1,043,983	968,015
Energy Hardware Holdings, LLC (4%)*	Machined Parts Distribution	Subordinated Note (14.5%, Due 10/12)	3,265,142	3,265,142	3,265,142
		Junior Subordinated Note (8%, Due 10/12)	207,667	207,667	207,667

			3,472,809	3,472,809	3,472,809
FCL Graphics, Inc. (8%)*	Commercial Printing Services	Senior Note (9%, Due 10/12)	1,920,000	1,920,000	1,920,000
		Senior Note (13%, Due 10/13)	2,000,000	2,000,000	2,000,000
		2nd Lien Note (18%, Due 4/14)	3,145,481	3,145,481	3,145,481

			7,065,481	7,065,481	7,065,481
Fire Sprinkler Systems, Inc. (3%)*	Specialty Trade Contractors	Subordinated Notes (13% — 17.5%, Due 04/11)	2,517,986	2,517,986	2,517,986
		Common Stock (250 shares)		250,000	41,700

			2,517,986	2,767,986	2,559,686
Flint Acquisition Corporation (5%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875 shares)		308,333	1,074,100

			3,750,000	4,058,333	4,824,100
Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (13%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	446,600

			3,000,000	3,500,000	3,446,600
Gerli & Company (3%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,114,063	3,057,349	3,057,349
		Common Stock Warrants (56,559 shares)		83,414	84,500

			3,114,063	3,140,763	3,141,849
Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,960,528	1,960,528
		Common Stock Warrants (112 shares)		58,995	594,300

			2,000,000	2,019,523	2,554,828
Syrgis Holdings, Inc. (6%)*	Specialty Chemical Manufacturer	Senior Note (9%, Due 08/12-02/14)	4,932,500	4,932,500	4,932,500
		Common Units (2,114 units)		1,000,000	1,000,000

			4,932,500	5,932,500	5,932,500

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Twin-Star International, Inc. (6%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (13%, Due 04/14)	$4,500,000	$4,500,000	$4,500,000
		Senior Note (8%, Due 04/13)	1,492,500	1,492,500	1,492,500

			5,992,500	5,992,500	5,992,500

Subtotal Non - Control/Non - Affiliate Investments			64,284,841	66,819,386	69,078,281
Affiliate Investments:
Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,081,321	2,081,321	2,081,321
		Common Stock (34,100 shares)		200,000	543,600
		Common Stock Warrant (1,000 shares)		—	12,200

			2,081,321	2,281,321	2,637,121
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)(4) (4%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,000	3,770,482	3,770,482
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	33,600
		Preferred Units — Pine Street (200 units)		200,000	200,000
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	4,004,082	4,004,082
Dyson Corporation (12%)*	Custom Forging and Fastener Supplies	Subordinated Note (15%, Due 12/13)	10,009,167	10,009,167	10,009,167
		Class A Units (1,000,000 units)		1,000,000	1,000,000

			10,009,167	11,009,167	11,009,167
Equisales, LLC (7%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,129,723	6,129,723	6,129,723
		Class A Units (500,000 units)		500,000	500,000

			6,129,723	6,629,723	6,629,723

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Genapure Corporation (“Genapure”) and
Genpref, LLC (“Genpref”)(5) (1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)	$	$500,000	$675,122
		Genpref Preferred Stock (455 shares)		63,602	85,878

				563,602	761,000

Subtotal Affiliate Investments			22,020,211	24,487,895	25,041,093
Control Investments:
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,403,521	2,403,521	2,403,521
		Membership Units (3,000 units)		175,000	118,700

			2,403,521	2,578,521	2,522,221
Fischbein, LLC (14%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	8,660,723	8,660,723	8,660,723
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	4,200,000

			8,660,723	12,860,723	12,860,723
Porter’s Group, LLC (5%)*	Metal Fabrication	Membership Units (4,730 units)		471,254	4,871,900

				471,254	4,871,900

Subtotal Control Investments			11,064,244	15,910,498	20,254,844

Total Investments, December 31, 2007 (122%)*			$97,369,296	$107,217,779	$114,374,218

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non — income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid - in - kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Combined Schedule of Investments
December 31, 2006

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Non - Control/Non - Affiliate Investments:
AirServ Corporation (18%)*	Airline Services	Subordinated Note (12%, Due 06/09)	$4,226,813	$4,010,000	$4,010,000
		Common Stock Warrants (1,238,843 shares)		414,285	551,385

			4,226,813	4,424,285	4,561,385
Ambient Air Corporation (16%)*	Specialty Trade Contractors	Subordinated Notes (12% — 13%, Due 03/09 — 3/11)	4,000,000	3,874,015	3,874,015
		Common Stock Warrants (455 shares)		142,361	142,361

			4,000,000	4,016,376	4,016,376
Art Headquarters, LLC (11%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,680,155	2,652,414	2,652,414
		Membership unit warrants (15% of units (150 units))		40,800	40,800

			2,680,155	2,693,214	2,693,214
Assurance Operations Corporation (15%)*	Auto Components/ Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,640,439	3,640,439	3,640,439
		Common Stock (200 shares)		200,000	200,000

			3,640,439	3,840,439	3,840,439
Bruce Plastics, Inc. (6%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11	1,500,000	1,395,305	1,395,305
		Common Stock Warrants (12% of common stock)		108,534	108,534

			1,500,000	1,503,839	1,503,839
CV Holdings, LLC (20%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	4,683,376	4,683,376	4,683,376
		Royalty rights		—	250,000

			4,683,376	4,683,376	4,933,376
DataPath, Inc. (8%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	2,070,000

				101,500	2,070,000
Eastern Shore Ambulance, Inc. (4%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	949,099	949,099
		Common Stock Warrants (6% of common stock)		55,268	94,267
		Common Stock (30 shares)		30,000	51,100

			1,000,000	1,034,367	1,094,466

TRIANGLE CAPITAL CORPORATION

Combined Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Fire Sprinkler Systems, Inc. (12%)*	Specialty Trade Contractors	Subordinated Notes (13% — 17.5%, Due 04/11)	$2,713,460	$2,713,460	$2,713,460
		Common Stock (250 shares)		250,000	250,000

			2,713,460	2,963,460	2,963,460
Flint Acquisition Corporation (18%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,750,000	3,750,000
		Preferred Stock (9,875 shares)		308,333	829,633

			3,750,000	4,058,333	4,579,633
Garden Fresh Restaurant Corp. (15%)*	Restaurant	Subordinated Note (12.8%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	673,700

			3,000,000	3,500,000	3,673,700
Gerli & Company (12%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,052,167	2,981,184	2,981,184
		Common Stock Warrants (56,559 shares)		83,414	83,414

			3,052,167	3,064,598	3,064,598
Library Systems & Services, LLC (9%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,950,190	1,950,190
		Common Stock Warrants (112 shares)		58,995	189,895

			2,000,000	2,009,185	2,140,085
Numo Manufacturing, Inc. (5%)*	Consumer Products Manufacturer	Subordinated Note (13%, Due 12/10)	2,700,000	2,700,000	1,235,777
		Common Stock Warrants (238 shares)		—	—

			2,700,000	2,700,000	1,235,777

Subtotal Non - Control/Non - Affiliate Investments			38,946,410	40,592,972	42,370,348
Affiliate Investments:
Axxiom Manufacturing, Inc. (4) (10%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,039,575	2,039,575	2,039,575
		Common Stock (34,100 shares)		200,000	541,700

			2,039,575	2,239,575	2,581,275

TRIANGLE CAPITAL CORPORATION

Combined Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Brantley Transportation, LLC
(“Brantley Transportation”) and Pine
Street Holdings, LLC (“Pine Street”) (5) (16%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	$3,800,633	$3,767,033	$3,767,033
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	33,600
		Preferred Units — Pine Street (200 units)		200,000	200,000
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,633	4,000,633	4,000,633
Genapure Corporation (2%)*	Lab Testing Services	Common Stock (4,286 shares)		500,000	500,000

				500,000	500,000
Porter’s Group, LLC (12%)*	Metal Fabrication	Subordinated Note (12%, Due 06/10)	2,410,000	2,242,083	2,242,083
		Membership Units (980 units)		250,000	142,150
		Membership Warrants (3,750 Units)		221,154	545,004

			2,410,000	2,713,237	2,929,237

Subtotal Affiliate Investments			8,250,208	9,453,445	10,011,145
Control Investments:
ARC Industries, LLC (10%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,439,935	2,439,935	2,439,935
		Membership Units (3,000 units)		175,000	175,000

			2,439,935	2,614,935	2,614,935

Subtotal Control Investments			2,439,935	2,614,935	2,614,935

Total Investments, December 31, 2006 (219%)*			$49,636,553	$52,661,352	$54,996,428

*	Value as a percent of net assets

(1)	All debt and preferred stock investments are income producing. Common stock and all warrants are non - income producing.

(2)	Interest rates on Subordinated debt include cash interest rate and paid - in - kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Does not include a warrant to purchase 1,000 shares of Axxiom Manufacturing, Inc.’s common stock which was held by the Fund upon completion of the formation transactions described in Note 1.

(5)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

Triangle Capital Corporation

Notes to Financial Statements

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Triangle Capital Corporation (the “Company”), was formed on October 10, 2006 for the purposes of acquiring 100% of the equity interest in Triangle Mezzanine Fund LLLP (the “Fund”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in an initial public offering, which was completed in February 2007 (the “Offering”) and thereafter operating as an internally managed Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).

The Fund is a specialty finance limited liability limited partnership formed to make investments primarily in middle market companies located throughout the United States. The Fund’s term is ten years from the date of formation (August 14, 2002) unless terminated earlier or extended in accordance with provisions of the limited partnership agreement. On September 11, 2003, the Fund was licensed to operate as a Small Business Investment Company (SBIC) under the authority of the United States Small Business Administration (SBA). As a SBIC, the Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.

On February 21, 2007, concurrent with the closing of the Offering, the following formation transactions were consummated (the “Formation Transactions”):

•	The Company acquired 100% of the limited partnership interests in the Fund in exchange for approximately 1.9 million shares of the Company’s common stock. The Fund became a wholly owned subsidiary of the Company, retained its license under the authority of the United States Small Business Administrations (“SBA”) to operate as a Small Business Investment Company (“SBIC”) and continues to hold its existing investments and make new investments with the proceeds of the Offering; and

•	The Company acquired 100% of the equity interests in TML, and the management agreement between the Fund and Triangle Capital Partners, LLC was terminated.

The Offering consisted of the sale of 4,770,000 shares of Common Stock at a price of $15 per share, resulting in net proceeds of approximately $64.7 million, after deducting offering costs totaling approximately $6.8 million. Upon completion of the Offering, the Company had 6,686,760 common shares outstanding.

As a result of completion of the Offering and formation transactions, the Fund became a 100% wholly owned subsidiary of the Company. The General partner of the Fund is the New General Partner (which is wholly owned by the Company) and the limited partners of the Fund are the Company (99.9%) and the New General Partner (0.1%).

The Company currently operates as a closed - end, non - diversified investment company and has elected to be treated as a BDC under the 1940 Act. The Company is internally managed by its executive officers (previously employed by the Fund’s external manager) under the supervision of its board of directors. For all periods subsequent to the consummation of the Offering and the Formation Transactions, the Company does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals.

Basis of Presentation

The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Fund. The Fund does not consolidate portfolio company investments.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Formation Transactions discussed above involved an exchange of shares of the Company’s common stock between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s financial position as of December 31, 2007 and the results of operations and cash flows for the year ended December 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. In addition, in accordance with SFAS 141, the results of the Company’s operations and its cash flows for the years ended December 31, 2006 and 2005 and the Company’s financial position as of December 31, 2006 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation/combination. All financial data and information included in these financial statements have been presented on the basis described above.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Valuation of Investments

The Company invests primarily in debt and equity of privately held companies for which market prices are not available. Therefore, the Company values all of its investments at fair value, as determined in good faith by the Board of Directors. Due to the inherent uncertainty in the valuation process, the Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Debt and equity securities that are not publicly traded and for which a limited market does not exist are valued at fair value as determined in good faith by the Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security. In making the good faith determination of the value of these securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment - in - kind (PIK) interest, if any. Management evaluates the investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. In addition, when evaluating equity securities of private companies, the Company considers valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held.

When originating a debt security, the Company will sometimes receive warrants or other equity - related securities from the borrower. The Company determines the cost basis of the warrants or other equity - related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity - related securities received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

or other equity instruments is treated as original issue discount and accreted into interest income over the life of the loan.

Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to the Company which consist of certain limited procedures that the Company identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our shareholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio.

As of September 30, 2006, the Company asked Duff & Phelps to perform the procedures on investments in 17 portfolio companies comprising 100% of the total investments at fair value as of September 30, 2006. As of December 31, 2006, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 41% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2006. For the quarter ended March 31, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. For the quarter ended September 30, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2007. For the quarter ended December 31, 2007, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 23% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2007. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non - Control/Non - Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company or has greater than 50.0%

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

representation on its board. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5.0% and 25.0% of the voting securities of such company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with the Offering completed in February 2007. The related offering costs were reclassified to shareholder’s equity and netted against the gross proceeds of the Offering in the first quarter of 2007.

Deferred Financing Fees

Costs incurred to obtain long — term debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.

Depreciation

Furniture, fixtures and equipment are depreciated on a straight-line basis over an estimated useful life of five years. Software and computer equipment are depreciated over an estimated useful life of three years.

Investment Income

Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. Dividend income is recorded on the ex - dividend date.

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with loan agreements are recorded as deferred income and recognized as income over the term of the loan. Loan prepayment penalties and loan amendment fees are recorded into income when received. Any previously deferred fees are immediately recorded into income upon prepayment of the related loan.

Payment in Kind Interest

The Company holds loans in its portfolio that contain a payment - in - kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of loan principal repayment. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or if the investee is not expected to be able to pay all principal and interest due.

Management Fee

Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that is majority-owned by the Company’s Chief Executive Officer and two of the Company’s managing directors. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fee for the years ended December 31, 2007, 2006 and 2005 was $232,423, $1,589,070 and $1,573,602, respectively. In conjunction with the consummation of the Formation Transactions in February 2007, the management agreement was terminated.

Income Taxes

From the date of its formation, October 10, 2006 through December 31, 2006, Triangle Capital Corporation was taxed under Subchapter C of the Internal Revenue Code. Prior to the consummation of the Formation Transactions, Triangle Mezzanine Fund LLLP recorded no provision for income taxes in its financial statements because all income, deductions, gains, losses, and credits were reported in the tax returns of the partners.

For 2007, the Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Code. As a RIC, so long as the Company meets certain minimum distribution, source-of-income and asset diversification requirements, it generally is required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains.

In addition, the company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for GAAP purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass - through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass - through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. Where the LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.

Segments

The Company lends to and invests in customers in various industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All applicable segment disclosures are included in or can be derived from the Company’s financial statements.

Concentration of Credit Risk

The Company’s investees are generally lower middle - market companies in a variety of industries. At December 31, 2007, the Company had one investment that was individually greater than or equal to 10% of the total fair value of its investment portfolio. This investment represented approximately 11% of the total fair value of the Company’s investment portfolio. There were no individual investments greater than 10% of the fair value of the Company’s portfolio at December 31, 2006. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.

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

Dividends

Dividends and distributions to common stockholders are approved by the Company’s Board of Directors and the dividend payable is recorded on the ex-dividend date.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of its shareholders, unless a shareholder elects to receive cash. As a result, when the Company declares a dividend, shareholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of the Company’s common stock, rather than receiving cash dividends.

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

On November 7, 2007, the Company declared a dividend of $0.27 per common share, payable on December 27, 2007 to shareholders of record on November 29, 2007. The total amount of the dividend was approximately $1.84 million, all of which was paid in cash.

On December 14, 2007, the Company declared a dividend of $0.30 per common share, payable on January 28, 2008 to shareholders of record on December 31, 2007. The total amount of the dividend was approximately $2.04 million and is reflected as dividends payable in the Company’s financial statements as of December 31, 2007.

Allocations and Distributions of the Fund

Prior to the Offering, cumulative net increase in net assets resulting from operations were allocated to the former General Partner and limited partners in the following order: first to the extent of the former limited partner’s preferred return, second to the former General Partner until its allocation equaled 20.0% of the former limited partner’s preferred return divided by 80.0%, and third 80.0% to the former limited partners and 20.0% to the former General Partner of any remaining amounts. The former limited partner’s preferred return was an amount equal to 7.0%, compounded annually, of the partner’s net capital contribution. Cumulative net losses were allocated to the former partners in proportion to their capital contributions.

In addition, prior to the Offering, distributions were generally allocated to the former partners in the following order: first to the extent of the income taxes imposed on the former partner with respect to income allocated to the former partner, second to each former limited partner to the extent of the former limited partner’s preferred return, third to each former partner to the extent of contributed capital, fourth to the former General Partner until its allocation equaled 20.0% of the cumulative distributions, and fifth 80.0% to the former limited partners and 20.0% to the former General Partner. Distributions were at the discretion of the

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

former General Partner. During 2006, the Fund distributed $5,000,010 in cash to the former limited partners of the Fund and recorded a partners distribution payable of $531,566 to the former General Partner, which was distributed in the first quarter of 2007. In addition, in the second quarter of 2007, the Fund distributed $220,047 in cash to the former General Partner and former limited partners of the Fund.

In conjunction with the completion of the Offering in February 2007, as more fully described above, the Fund’s Limited Partnership Agreement was amended. As a result, subsequent to the Offering, allocations of profits and losses and distributions of the Fund, generally, are allocated to the partners in proportion to their respective partnership percentages.

Per Share Amounts

Per share amounts included in the Statements of Operations are computed by dividing net investment income and net increase in net assets resulting from operations by the weighted average number of shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted per share amounts are the same as basic per share amounts. Net asset value per share is computed by dividing total net assets by the number of common shares outstanding as of the end of the period.

Recently Issued Accounting Standards

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations of cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact on its financial statements of adopting SFAS 159.

2.	Investments

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2007:
Subordinated debt and 2nd lien notes	$82,171,781	76%	$82,171,781	72%
Senior debt	14,798,137	14	14,798,137	13
Equity shares	9,699,689	9	15,335,900	13
Equity warrants	548,172	1	1,870,500	2
Royalty rights	—	—	197,900	—

	$107,217,779	100%	$114,374,218	100%

December 31, 2006:
Subordinated debt and 2nd lien notes	$48,788,108	93%	$47,323,885	86%
Equity shares	2,714,833	5	5,633,283	10
Equity warrants	1,158,411	2	1,789,260	3
Royalty rights	—	—	250,000	1

	$52,661,352	100%	$54,996,428	100%

During the year ended December 31, 2007, the Company made nine new investments totaling $62.2 million, one additional debt investment in an existing portfolio company of $1.9 million and one additional equity investment in an existing portfolio company of approximately $0.1 million. During the year ended December 31, 2006, the Company made nine new investments totaling $21.5 million.

3.	Long - Term Debt

The Company has the following debentures outstanding guaranteed by the SBA:

		Prioritized	December 31,	December 31,
Issuance Date	Maturity Date	Return Rate	2007	2006

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000	—
December 20, 2007	March 1, 2018	6.031%	1,210,000	—

			$37,010,000	$31,800,000

Interest payments are payable semi - annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). With $63.3 million of regulatory capital as of December 31, 2007, the Fund has the current capacity to issue up to a total of $126.5 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. As of December 31, 2007, the Fund had paid commitment fees for and had a commitment from the SBA to issue a total of $41.9 million of SBA guaranteed debentures, of which $37.0 million are outstanding as of December 31, 2007. On January 8, 2008, the SBA approved an additional commitment to the Fund in the amount of $55.0 million, bringing the total commitment from the SBA to approximately $96.9 million. In order to access the remaining $29.6 million in borrowing capacity for which the Fund is currently eligible, the Fund would incur non-refundable commitment fees of $296,000. In addition to the one - time 1.0% fee on the total commitment from the SBA, the Company also pays a one - time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of December 31, 2007 and December 31, 2006 were 5.826% and 5.767%, respectively.

4.	Income Taxes

From the date of its formation, October 10, 2006 up to December 31, 2006, Triangle Capital Corporation was taxed under Subchapter C of the Internal Revenue Code. Prior to the consummation of the Formation Transactions, Triangle Mezzanine Fund LLLP recorded no provision for income taxes in its financial statements because all income, deductions, gains, losses, and credits were reported in the tax returns of the partners.

The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code (the “Code”) with the filing of its 2007 federal income tax return. The election will be effective as of January 1, 2007. Provided the Company continues to qualify as a RIC, its income generally will not be subject to federal income or excise tax to the extent it makes the requisite distributions to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2007, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to return of capital distributions as follows:

Investment income in excess of distributions	$649,856
Additional paid-in capital	$(649,856)

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2007 was as follows:

Ordinary income(a)	$5,993,469
Return of capital	638,289

Distributions on a Tax Basis	$6,631,758

(a)	Ordinary income is reported on form 1099-DIV as non-qualified.

For federal income tax purposes, the cost of investments owned at December 31, 2007 was approximately $107.3 million.

At December 31, 2007, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to depreciation expense and the tax treatment of certain partnership investments.

Accumulated Capital Losses	$(618,620)
Other permanent differences relating to the Company’s Formation	1,834,692
Other temporary differences	34,166
Unrealized Appreciation	5,266,122

Components of Distributable Earnings at December, 31, 2007	$6,516,360

At December 31, 2007, the Company had a capital loss carryover of $618,620, which is available to offset future capital gains through December 31, 2015.

5.	Equity Compensation Plan

The Company’s Board of Directors (the “Board”) has adopted, effective upon approval of our stockholders at our 2008 Annual Meeting, the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”) whereby the Board (or compensation committee, if delegated administrative authority by the Board) may award stock options, restricted stock or other stock based incentive awards to executive officers, employees and directors; provided that, until we receive exemptive relief from the SEC allowing otherwise, the independent members of the Board shall each receive exactly $30,000 of restricted stock annually as compensation for their services on the Board, in addition to any other cash compensation our compensation committee desires to award to such independent directors. Up to 900,000 shares are available for grant under the Plan. As of December 31, 2007, no awards under the plan had been granted or were outstanding.

6.	Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit as of December 31, 2007 was approximately $2.1 million. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Company’s headquarters is leased under an agreement that expires on December 31, 2008. Rent expense for the year ended December 31, 2007 was approximately $98,000 and the rent commitment for the year ended December 31, 2008 is approximately $115,000.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

7.	Financial Highlights

	Year Ended December 31,
	2007	2006(1)	2005(1)	2004(1)	2003(1)
	(Consolidated)	(Combined)	(Combined)	(Combined)	(Combined)

Per share data:
Net asset value at beginning of period(2)	$13.44	N/A	N/A	N/A	N/A
Net investment income(3)	0.96	N/A	N/A	N/A	N/A
Net realized loss on investments(3)	(0.09)	N/A	N/A	N/A	N/A
Net unrealized appreciation on investments(3)	0.45	N/A	N/A	N/A	N/A

Total increase from investment operations(3)	1.32	N/A	N/A	N/A	N/A
Dividends declared	(0.98)	N/A	N/A	N/A	N/A
Shares issued pursuant to Dividend Reinvestment Plan	0.24	N/A	N/A	N/A	N/A
Distribution to partners(3)	(0.03)	N/A	N/A	N/A	N/A
Income tax provision(3)	(0.01)	N/A	N/A	N/A	N/A
Other(4)	(0.24)	N/A	N/A	N/A	N/A

Net asset value at end of period	$13.74	N/A	N/A	N/A	N/A

Market value at end of period(5)	$12.40	N/A	N/A	N/A	N/A

Shares outstanding at end of period	6,803,863	N/A	N/A	N/A	N/A
Net assets at end of period	$93,472,353	$25,156,811	$11,364,547	$5,003,825	$2,928,045
Average net assets(2)	$92,765,399	$20,447,456	$7,654,010	$5,104,796	$1,129,026
Ratio of operating expenses to average net assets	7%	18%	43%	40%	107%
Ratio of net investment income to average net assets	7%	15%	35%	(1)%	(104)%
Ratio of total capital called to total capital commitments	N/A	100%	50%	35%	20%
Portfolio turnover ratio	13%	7%	39%	0%	0%
Total return(6)	(11)%	18%	4%	(29)%	57%

(1)	Per share data for the years ended December 31, 2006, 2005, 2004 and 2003 is not presented as there were no shares of Triangle Capital Corporation outstanding during the period.

(2)	Net asset value as of January 1, 2007 and average net assets for the year ended December 31, 2007 are presented as if the Offering and Formation Transactions had occurred on January 1, 2007. See Note 1 for a further description of the basis of presentation of the Company’s financial statements.

(3)	Weighted average basic per share data.

(4)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(5)	Represents the closing price of the Company’s common stock on the last day of the period.

(6)	The total return for the year ended December 31, 2007 equals the change in the ending market value of the Company’s common stock from the Offering price of $15.00 per share plus dividends declared per share during the period, divided by the Offering price. Total return is not annualized.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

8.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2007. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total investment income	$2,112,116	$3,287,224	$3,594,287	$3,742,216
Net investment income	804,730	1,643,998	1,992,001	1,982,480
Net increase in net assets resulting from operations	1,065,835	2,230,084	3,366,681	2,150,498
Net investment income per share	$0.12	$0.25	$0.30	$0.29

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total investment income	$1,401,965	$1,898,543	$1,713,483	$1,708,813
Net investment income	505,638	994,711	830,057	754,910
Net increase in net assets resulting from operations	505,638	4,190,320	1,058,757	2,942,626

9.	Subsequent Events

SBA Guaranteed Debentures Payable

On February 28, 2008, the Fund borrowed an additional $5.2 million under the SBA debenture commitment.

New Portfolio Company Investments

On March 6, 2008, the Company invested $4.3 million and $0.5 million in subordinated debt and in equity of AssetPoint, LLC (“AssetPoint”), a provider of integrated enterprise asset management and computerized maintenance management software and services based in Greenville, South Carolina. Under the terms of the investment, AssetPoint will pay interest on the subordinated debt at a fixed rate of 15.0% per annum.

On March 7, 2008, the Company invested $1.0 million and $3.0 million in senior debt and subordinated debt, respectively, of Electronic Systems Protection, Inc. (“ESP”), a manufacturer of power protection technology for the office technology industry based in Zebulon, North Carolina. Under the terms of the investment, ESP will pay interest on the senior debt at a floating rate of LIBOR plus 375 basis points per annum and will pay interest on the subordinated debt at a fixed rate of 14.0% per annum.

EXHIBIT INDEX

Exhibit
Number		Exhibit

2.1		Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).
2.2		Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).
3.1		Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2		Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.3		Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
3.4		Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
4.1		Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2		Triangle Capital Corporation Dividend Reinvestment Plan.
10	.1†	Employment Agreement between Triangle Capital Corporation and Garland S. Tucker, III dated February 21, 2007 (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.2†	Employment Agreement between Triangle Capital Corporation and Brent P.W. Burgess dated February 21, 2007 (Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.3†	Employment Agreement between Triangle Capital Corporation and Steven C. Lilly dated February 21, 2007 (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.4†	Employment Agreement between Triangle Capital Corporation and Tarlton H. Long dated February 21, 2007 (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.5†	Employment Agreement between Triangle Capital Corporation and David F. Parker dated February 21, 2007 (Filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.6†	Triangle Capital Corporation 2007 Equity Incentive Plan (Filed as Exhibit (i) to the Registrant’s pre-effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
10.7		Form of Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan.
10.8		Custodian Agreement with U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.9	Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008.
10.10	Sublease Assignment and Assumption of Assignor’s Interest dated January 17, 2007 (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10.11	Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York.
14.1	Code of Conduct (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33130) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Management contract or compensatory plan or arrangement.