Form 10-Q
period 2008-06-30
Triangle Capital CORP
filed 2008-08-05
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (919) 719-4770
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the registrant’s Common Stock on August 1, 2008 was 6,917,363.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheet as of June 30, 2008 and Consolidated Balance Sheet as of December 31, 2007	3
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and Unaudited Combined Statements of Operations for the Three and Six Months Ended June 30, 2007	4
	Unaudited Consolidated Statement of Changes in Net Assets for the Six Months Ended June 30, 2008 and Unaudited Combined Statement of Changes in Net Assets for the Six Months Ended June 30, 2007	5
	Unaudited Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008 and Unaudited Combined Statement of Cash Flows for the Six Months Ended June 30, 2007	6
	Unaudited Consolidated Schedule of Investments as of June 30, 2008	7
	Consolidated Schedule of Investments as of December 31, 2007	11
	Notes to Unaudited Financial Statements	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		35
Exhibits
Exhibit 14.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments at fair value:
Non—Control / Non—Affiliate investments (cost of $115,624,742 and $66,129,119 at June 30, 2008 and December 31, 2007, respectively)	$114,911,243	$68,388,014
Affiliate investments (cost of $30,085,414 and $24,023,264 at June 30, 2008 and December 31, 2007, respectively)	32,661,279	24,576,462
Control investments (cost of $13,388,794 and $15,727,418 at June 30, 2008 and December 31, 2007, respectively)	18,411,040	20,071,764

Total investments at fair value	165,983,562	113,036,240
Cash and cash equivalents	18,706,661	21,787,750
Interest and fees receivable	459,990	305,159
Prepaid expenses and other current assets	160,989	47,477
Deferred financing fees	2,716,415	999,159
Property and equipment, net	39,911	34,166

Total assets	$188,067,528	$136,209,951

Liabilities
Accounts payable and accrued liabilities	$737,742	$1,144,222
Interest payable	1,084,994	698,735
Dividends payable	—	2,041,159
Income taxes payable	—	52,598
Deferred revenue	—	30,625
Deferred income taxes	2,128,499	1,760,259
SBA guaranteed debentures payable	89,110,000	37,010,000

Total liabilities	93,061,235	42,737,598

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 6,917,363 and 6,803,863 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively)	6,917	6,804
Additional paid-in capital	87,013,500	86,949,189
Investment income in excess of distributions	3,848,381	1,738,797
Accumulated realized losses on investments	(618,620)	(618,620)
Net unrealized appreciation of investments	4,756,115	5,396,183

Total net assets	95,006,293	93,472,353

Total liabilities and net assets	$188,067,528	$136,209,951

Net asset value per share	$13.73	$13.74

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)

Investment income:
Loan interest, fee and dividend income:
Non—Control / Non—Affiliate investments	$2,797,958	$1,349,014	$4,719,727	$2,504,636
Affiliate investments	886,815	519,000	1,635,581	793,614
Control investments	391,761	408,023	879,195	483,741

Total loan interest, fee and dividend income	4,076,534	2,276,037	7,234,503	3,781,991

Paid—in—kind interest income:
Non—Control / Non—Affiliate investments	572,169	202,009	868,805	376,805
Affiliate investments	170,962	66,292	313,514	95,542
Control investments	130,912	108,365	260,307	151,313

Total paid—in—kind interest income	874,043	376,666	1,442,626	623,660

Interest income from cash and cash equivalent investments	69,514	634,521	206,946	993,689

Total investment income	5,020,091	3,287,224	8,884,075	5,399,340

Expenses:
Interest expense	898,995	521,026	1,460,810	1,020,717
Amortization of deferred financing fees	56,028	28,108	96,169	55,216
Management fees	—	—	—	232,423
General and administrative expenses	1,522,626	1,094,092	2,870,959	1,642,256

Total expenses	2,477,649	1,643,226	4,427,938	2,950,612

Net investment income	2,542,442	1,643,998	4,456,137	2,448,728

Net realized loss on investment — Non Control / Non—Affiliate	—	—	—	(1,464,224)
Net unrealized appreciation (depreciation) of investments	381,815	586,086	(640,068)	2,311,415

Total net gain (loss) on investments before income taxes	381,815	586,086	(640,068)	847,191

Income tax expense	75,750	—	202,171	—

Net increase in net assets resulting from operations	$2,848,507	$2,230,084	$3,613,898	$3,295,919

Net investment income per share — basic and diluted	$0.37	$0.25	$0.65	$0.37

Net increase in net assets resulting from operations per share — basic and diluted	$0.41	$0.33	$0.53	$0.49

Weighted average number of shares outstanding — basic and diluted	6,871,215	6,687,773	6,837,539	6,687,269

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Changes in Net Assets

						Investment	Accumulated	Net
						Income	Realized	Unrealized
	General	Limited	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Partner’s	Partners’	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation) of	Net
	Capital	Capital	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2007	$100	$21,250,000	100	$—	$1,500	$1,570,135	$—	$2,335,076	$25,156,811
Public offering of common stock	—	—	4,770,000	4,770	64,723,267	—	—	—	64,728,037
Formation transactions	(100)	(21,250,000)	1,916,660	1,917	21,248,183	—	—	—	—
Net investment income	—	—	—	—	—	2,448,728	—	—	2,448,728
Realized loss on investment	—	—	—	—	—	—	(1,464,224)	1,464,224	—
Net unrealized gains on investments	—	—	—	—	—	—	—	847,191	847,191
Dividends paid	—	—	46,102	46	644,919	(1,003,014)	—	—	(358,049)
Tax distribution to partners	—	—	—	—	—	(220,047)	—	—	(220,047)

Balance, June 30, 2007	$—	$—	6,732,862	$6,733	$86,617,869	$2,795,802	$(1,464,224)	$4,646,491	$92,602,671

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2008	6,803,863	$6,804	$86,949,189	$1,738,797	$(618,620)	$5,396,183	$93,472,353
Net investment income	—	—	—	4,456,137	—	—	4,456,137
Stock-based compensation	—	—	64,424	—	—	—	64,424
Income tax expense	—	—	—	(202,171)	—	—	(202,171)
Net unrealized losses on investments	—	—	—	—	—	(640,068)	(640,068)
Dividends paid	—	—	—	(2,144,382)	—	—	(2,144,382)
Issuance of restricted stock	113,500	113	(113)	—	—	—	—

Balance, June 30, 2008	6,917,363	$6,917	$87,013,500	$3,848,381	$(618,620)	$4,756,115	$95,006,293

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2007
	(Consolidated)	(Combined)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,613,898	$3,295,919
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(57,312,359)	(29,413,602)
Repayments received/sales of portfolio investments	4,620,159	1,534,111
Loan origination and other fees received	1,091,996	642,125
Net realized loss on investments	—	1,464,224
Net unrealized depreciation (appreciation) of investments	271,828	(2,311,415)
Deferred income taxes	368,240	—
Paid—in—kind interest accrued, net of payments received	(1,389,162)	(498,684)
Amortization of deferred financing fees	96,169	55,216
Recognition of loan origination and other fees	(210,778)	(243,975)
Accretion of loan discounts	(49,631)	(106,248)
Depreciation expense	6,813	2,064
Stock-based compensation	64,424	—
Changes in operating assets and liabilities:
Interest and fees receivable	(154,831)	5,612
Prepaid expenses and other current assets	(113,512)	(50,637)
Accounts payable and accrued liabilities	(406,480)	(324,523)
Interest payable	386,259	71,570
Income taxes payable	(52,598)	—
Receivable from / payable to Triangle Capital Partners, LLC	—	(48,687)

Net cash provided by (used in) operating activities	(49,169,565)	(25,926,930)

Cash flows from investing activities:
Purchases of property and equipment	(12,558)	(23,561)

Net cash used in investing activities	(12,558)	(23,561)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	52,100,000	4,000,000
Financing fees paid	(1,813,425)	(97,000)
Proceeds from initial public offering, net of expenses	—	64,728,037
Change in deferred offering costs	—	1,020,646
Cash dividends paid	(4,185,541)	(358,049)
Tax distribution to partners	—	(751,613)

Net cash provided by financing activities	46,101,034	68,542,021

Net increase (decrease) in cash and cash equivalents	(3,081,089)	42,591,530
Cash and cash equivalents, beginning of period	21,787,750	2,556,502

Cash and cash equivalents, end of period	$18,706,661	$45,148,032

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,074,552	$949,148

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
June 30, 2008

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)

Non—Control / Non—Affiliate Investments:

Ambient Air Corporation (6%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	$3,144,654	$3,016,789	$3,016,789
		Subordinated Note (14%, Due 03/11)	1,872,075	1,838,115	1,838,115
		Common Stock Warrants (455 shares)		142,361	892,700

			5,016,729	4,997,265	5,747,604

American De-Rosa Lamparts, LLC and Hallmark Lighting (8%)*	Wholesale and Distribution	Subordinated Note (15.25%, Due 10/13)	8,052,586	7,897,900	7,897,900

			8,052,586	7,897,900	7,897,900

APO Newco, LLC (5%)*	Commercial and Consumer Marketing Products	Subordinated Note (14%, Due 03/13)	4,359,004	4,265,799	4,265,799
		Unit purchase warrant (87,302 Class C units)		25,200	273,100

			4,359,004	4,290,999	4,538,899

ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,464,919	2,439,537	2,439,537

			2,464,919	2,439,537	2,439,537

Art Headquarters, LLC (2%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,333,488	2,299,257	2,075,900
		Membership unit warrants (15% of units (150 units))		40,800	—

			2,333,488	2,340,057	2,075,900

Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,925,915	3,879,225	3,646,900
		Common Stock (57 shares)		257,143	48,500

			3,925,915	4,136,368	3,695,400

Bruce Plastics, Inc. (0%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,385,076	—
		Common Stock Warrants (12% of common stock)		108,534	—

			1,500,000	1,493,610	—

CV Holdings, LLC (6%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (16%, Due 03/10)	5,129,230	5,094,457	5,094,457
		Royalty rights		—	274,600

			5,129,230	5,094,457	5,369,057

Cyrus Networks, LLC (6%)*	Data Center Services Provider	Senior Note (6%, Due 07/13)	4,747,722	4,731,423	4,731,423
		2nd Lien Note (10%, Due 01/14)	1,026,385	1,026,385	1,026,385
		Revolving Line of Credit (6%)	253,144	253,144	253,144

			6,027,251	6,010,952	6,010,952

DataPath, Inc. (1%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	636,700

				101,500	636,700

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)

Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	$1,000,000	$964,005	$964,005
		Common Stock Warrants (6% of common stock)		55,268	41,300
		Common Stock (30 shares)		30,000	10,800

			1,000,000	1,049,273	1,016,105

Electronic Systems Protection, Inc. (4%)*	Power Protection Systems Manufacturing	Subordinated Note (14%, Due 12/15)	3,028,903	3,000,977	3,000,977
		Senior Note (7%, Due 01/14)	994,219	994,219	994,219
		Common Stock (500 shares)		250,000	250,000

			4,023,122	4,245,196	4,245,196

Energy Hardware Holdings, LLC (4%)*	Machined Parts Distribution	Subordinated Note (14.5%, Due 10/12)	3,306,628	3,242,864	3,242,864
		Junior Subordinated Note (8%, Due 10/12)	207,667	207,667	207,667

			3,514,295	3,450,531	3,450,531

FCL Graphics, Inc. (7%)*	Commercial Printing Services	Senior Note (6%, Due 10/12)	1,789,200	1,782,290	1,782,290
		Senior Note
		(10%, Due 10/13)	2,000,000	1,992,608	1,992,608
		2nd Lien Note
		(18%, Due 4/14)	3,265,970	3,254,235	3,254,235

			7,055,170	7,029,133	7,029,133

Fire Sprinkler Systems, Inc. (2%)*	Specialty Trade Contractors	Subordinated Notes (13%—17.5%, Due 04/11)	2,464,428	2,426,940	2,123,100
		Common Stock (250 shares)		271,186	18,000

			2,464,428	2,698,126	2,141,100

Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note
		(10%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	583,600

			3,000,000	3,500,000	3,583,600

Gerli & Company (3%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,145,496	3,062,284	3,062,284
		Common Stock Warrants (56,559 shares)		83,414	—

			3,145,496	3,145,698	3,062,284

Inland Pipe Rehabilitation Holding Company LLC (8%)*	Cleaning and Repair Services	Subordinated Note (14%, Due 01/14)	8,012,889	7,292,089	7,292,089
		Membership Interest Purchase Warrant (2.5%)		563,300	563,300

			8,012,889	7,855,389	7,855,389

Jenkins Service, LLC (10%)*	Restoration Services	Subordinated Note (17.5%, Due 04/14)	8,107,945	7,952,853	7,952,853
		Convertible Note (10%, Due 04/14)	1,400,000	1,359,298	1,359,298

			9,507,945	9,312,151	9,312,151

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,937,506	1,937,506
		Common Stock Warrants (112 shares)		58,995	608,000

			2,000,000	1,996,501	2,545,506

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)

Syrgis Holdings, Inc. (6%)*	Specialty Chemical Manufacturer	Senior Note (7%, Due 08/12-02/14)	$4,797,500	$4,764,552	$4,764,552
		Common Units (2,114 units)		1,000,000	718,200

			4,797,500	5,764,552	5,482,752

TrustHouse Services Group, Inc. (5%)*	Food Management Services	Subordinated Note (14%, Due 03/15)	4,221,233	4,139,190	4,139,190
		Class A Units (1,495 units)		475,000	475,000
		Class B Units (79 units)		25,000	25,000

			4,221,233	4,639,190	4,639,190

Twin-Star International, Inc. (6%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (13%, Due 04/14)	4,500,000	4,434,146	4,434,146
		Senior Note (6%, Due 04/13)	1,485,000	1,485,000	1,485,000

			5,985,000	5,919,146	5,919,146

Wholesale Floors, Inc. (4%)*	Commercial Services	Subordinated Note (14%, Due 06/14)	3,502,771	3,334,971	3,334,971
		Membership Interest Purchase Warrant (4.0%)		132,800	132,800

			3,502,771	3,467,771	3,467,771

Yellowstone Landscape Group, Inc. (13%)*	Landscaping Services	Subordinated Note (15%, Due 04/14)	13,065,000	12,749,440	12,749,440

			13,065,000	12,749,440	12,749,440

Subtotal Non—Control / Non—Affiliate Investments			114,103,971	115,624,742	114,911,243

Affiliate Investments:

Asset Point, LLC (6%)*	Asset Management Software Provider	Subordinated Note (15%, Due 03/13)	5,046,055	4,949,777	4,949,777
		Membership Units (10 units)		500,000	500,000

			5,046,055	5,449,777	5,449,777

Axxiom Manufacturing, Inc. (2%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,102,454	2,077,226	2,077,226
		Common Stock (34,100 shares)		200,000	286,300
		Common Stock Warrant (1,000 shares)		—	6,400

			2,102,454	2,277,226	2,369,926

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (4%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,000	3,680,133	3,680,133
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	33,600
		Preferred Units — Pine Street (200 units)		200,000	200,000
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,913,733	3,913,733

Dyson Corporation (12%)*	Custom Forging and Fastener Supplies	Subordinated Note (15%, Due 12/13)	10,161,935	9,953,777	9,953,777
		Class A Units (1,000,000 units)		1,000,000	1,000,000

			10,161,935	10,953,777	10,953,777

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)

Equisales, LLC (8%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	$6,223,280	$6,118,966	$6,118,966
		Class A Units (500,000 units)		500,000	1,856,500

			6,223,280	6,618,966	7,975,466

Flint Acquisition Corporation (1%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	1,291,600

				308,333	1,291,600

Genapure Corporation (“Genapure”) and Genpref, LLC (“Genpref”) (5) (1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)		500,000	627,216
		Genpref Preferred Stock (455 shares)		63,602	79,784

				563,602	707,000

Subtotal Affiliate Investments			27,333,724	30,085,414	32,661,279

Control Investments:

Fischbein, LLC (15%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	8,859,632	8,717,540	8,717,540
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	5,257,500

			8,859,632	12,917,540	13,975,040

Porter’s Group, LLC (5%)*	Metal Fabrication	Membership Units (4,730 units)		471,254	4,436,000

				471,254	4,436,000

Subtotal Control Investments			8,859,632	13,388,794	18,411,040

Total Investments, June 30, 2008 (175%)*			$150,297,327	$159,098,950	$165,983,562

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Interest rates on subordinated debt include cash interest rate and, where applicable, paid—in—kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2007

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)

Non—Control / Non—Affiliate Investments:

Ambient Air Corporation (6%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	$3,144,654	$2,997,686	$2,997,686
		Subordinated Note (14%, Due 03/11)	1,872,075	1,833,206	1,833,206
		Common Stock Warrants (455 shares)		142,361	929,700

			5,016,729	4,973,253	5,760,592

APO Newco, LLC (5%)*	Commercial and Consumer	Subordinated Note (14%, Due 03/13)	4,315,262	4,214,957	4,214,957
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	199,000

			4,315,262	4,240,157	4,413,957

Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,441,824	2,397,556	2,397,556
		Membership unit warrants (15% of units (150 units))		40,800	9,800

			2,441,824	2,438,356	2,407,356

Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,828,527	3,776,608	3,776,608
		Common Stock (200 shares)		200,000	—

			3,828,527	3,976,608	3,776,608

Bruce Plastics, Inc. (1%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,371,527	1,371,527
		Common Stock Warrants (12% of common stock)		108,534	—

			1,500,000	1,480,061	1,371,527

CV Holdings, LLC (5%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 03/10)	4,976,360	4,932,535	4,932,535
	Manufacturer	Royalty rights		—	197,900

			4,976,360	4,932,535	5,130,435

Cyrus Networks, LLC (6%)*	Data Center Services Provider	Senior Note (9%, Due 07/13)	4,382,257	4,364,705	4,364,705
		2nd Lien Note (12%, Due 01/14)	907,663	907,663	907,663
		Revolving Line of Credit (9%)	70,880	70,880	70,880

			5,360,800	5,343,248	5,343,248

DataPath, Inc. (1%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	576,400

				101,500	576,400

Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	1,000,000	958,715	958,715
		Common Stock Warrants (6% of common stock)		55,268	7,400
		Common Stock (30 shares)		30,000	1,900

			1,000,000	1,043,983	968,015

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)

Energy Hardware Holdings, LLC (4%)*	Machined Parts Distribution	Subordinated Note (14.5%, Due 10/12)	$3,265,142	$3,196,108	$3,196,108
		Junior Subordinated Note (8%, Due 10/12)	207,667	207,667	207,667

			3,472,809	3,403,775	3,403,775

FCL Graphics, Inc. (8%)*	Commercial Printing Services	Senior Note (9%, Due 10/12)	1,920,000	1,912,331	1,912,331
		Senior Note (13%, Due 10/13)	2,000,000	1,992,061	1,992,061
		2nd Lien Note (18%, Due 4/14)	3,145,481	3,133,096	3,133,096

			7,065,481	7,037,488	7,037,488

Fire Sprinkler Systems, Inc. (3%)*	Specialty Trade Contractors	Subordinated Notes (13%—17.5%, Due 04/11)	2,517,986	2,474,943	2,474,943
		Common Stock (250 shares)		250,000	41,700

			2,517,986	2,724,943	2,516,643

Flint Acquisition Corporation (5%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,719,770	3,719,770
		Preferred Stock (9,875 shares)		308,333	1,074,100

			3,750,000	4,028,103	4,793,870

Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (13%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	446,600

			3,000,000	3,500,000	3,446,600

Gerli & Company (3%)*	Specialty Woven Fabrics	Subordinated Note (14%, Due 08/11)	3,114,063	3,017,205	3,017,205
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	84,500

			3,114,063	3,100,619	3,101,705

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,927,075	1,927,075
		Common Stock Warrants (112 shares)		58,995	594,300

			2,000,000	1,986,070	2,521,375

Syrgis Holdings, Inc. (6%)*	Specialty Chemical Manufacturer	Senior Note (9%, Due 08/12-02/14)	4,932,500	4,896,481	4,896,481
		Common Units (2,114 units)		1,000,000	1,000,000

			4,932,500	5,896,481	5,896,481

Twin-Star International, Inc. (6%)*	Consumer Home Furnishings	Subordinated Note (13%, Due 04/14)	4,500,000	4,429,439	4,429,439
	Manufacturer	Senior Note (8%, Due 04/13)	1,492,500	1,492,500	1,492,500

			5,992,500	5,921,939	5,921,939

Subtotal Non—Control / Non—Affiliate Investments			64,284,841	66,129,119	68,388,014

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)

Affiliate Investments:

Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	$2,081,321	$2,051,882	$2,051,882
	Manufacturer	Common Stock (34,100 shares)		200,000	543,600
		Common Stock Warrant (1,000 shares)		—	12,200

			2,081,321	2,251,882	2,607,682

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (4%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,000	3,670,336	3,670,336
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	33,600
		Preferred Units — Pine Street (200 units)		200,000	200,000
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,903,936	3,903,936

Dyson Corporation (12%)*	Custom Forging and Fastener	Subordinated Note (15%, Due 12/13)	10,009,167	9,789,167	9,789,167
	Supplies	Class A Units (1,000,000 units)		1,000,000	1,000,000

			10,009,167	10,789,167	10,789,167

Equisales, LLC (7%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,129,723	6,014,677	6,014,677
		Class A Units (500,000 units)		500,000	500,000

			6,129,723	6,514,677	6,514,677

Genapure Corporation (“Genapure”) and Genpref, LLC (“Genpref”) (5) (1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)		500,000	675,122
		Genpref Preferred Stock (455 shares)		63,602	85,878

				563,602	761,000

Subtotal Affiliate Investments			22,020,211	24,023,264	24,576,462

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)

Control Investments:

ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	$2,403,521	$2,373,358	$2,373,358
		Membership Units (3,000 units)		175,000	118,700

			2,403,521	2,548,358	2,492,058

Fischbein, LLC (14%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	8,660,723	8,507,806	8,507,806
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	4,200,000

			8,660,723	12,707,806	12,707,806

Porter’s Group, LLC (5%)*	Metal Fabrication	Membership Units (4,730 units)		471,254	4,871,900

				471,254	4,871,900

Subtotal Control Investments			11,064,244	15,727,418	20,071,764

Total Investments, December 31, 2007 (121%)*			$97,369,296	$105,879,801	$113,036,240

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Interest rates on subordinated debt include cash interest rate and, where applicable, paid—in—kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
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
     The Formation Transactions discussed above involved an exchange of shares of the Company’s common stock between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the six months ended June 30, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation/combination. All financial data and information included in these financial statements have been presented on the basis described above.
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
Allocations and Distributions of the Fund
     During the six months ended June 30, 2007, the Fund distributed $751,613 in cash to the former General and Limited Partners of the Fund. After consummation of the Formation Transactions, distributions of the Fund are allocated 100% to the Company.
Management Fee
     Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that is majority-owned by the Company’s Chief Executive Officer and two of the Company’s employees. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fees for the six months ended June 30, 2007 were $232,423. In conjunction with the completion of the Offering in February 2007, the management agreement was terminated.
New Accounting Standards
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion used in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company’s adoption of SFAS 157 resulted in additional unrealized depreciation of approximately $0.2 million. See Note 2 for a further discussion of the impact of the adoption of SFAS 157 on the Company’s financial statements and for expanded disclosures about the Company’s fair value measurements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The Company did not adopt SFAS 159.

2. INVESTMENTS
     As described above, effective January 1, 2008, the Company adopted SFAS 157 for its financial assets. The company has changed its balance sheet presentation for all periods to reclassify deferred loan origination revenue to the associated debt investments. Prior to the adoption of SFAS 157, the Company reported deferred loan origination revenue as a single line item on the Consolidated Balance Sheets. This change in presentation had no impact on the aggregate net cost or fair value of the Company’s investment portfolio and had no impact on the Company’s financial position or results of operations.
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2008:
Subordinated debt and 2nd lien notes	$130,998,424	82%	$128,853,826	78%
Senior debt	16,003,236	10	16,003,236	10
Equity shares	10,853,018	7	18,300,700	11
Equity warrants	1,244,272	1	2,551,200	1
Royalty rights	—	—	274,600	—

	$159,098,950	100%	$165,983,562	100%

December 31, 2007:
Subordinated debt and 2nd lien notes	$80,902,982	76%	$80,902,982	72%
Senior debt	14,728,958	14	14,728,958	13
Equity shares	9,699,689	9	15,335,900	13
Equity warrants	548,172	1	1,870,500	2
Royalty rights	—	—	197,900	—

	$105,879,801	100%	$113,036,240	100%

     During the three months ended June 30, 2008, the Company made five new investments totaling $41.9 million, two additional debt investments in existing portfolio companies of $1.3 million and one additional equity investment in an existing portfolio company of approximately $21,000. During the six months ended June 30, 2008, the Company made eight new investments totaling $56.4 million, one additional debt investment in an existing portfolio company of $0.9 million and two additional equity investments in existing portfolio companies of approximately $0.1 million.
     During the three months ended June 30, 2007, the Company made four new investments totaling $29.3 million. During the six months ended June 30, 2007, the Company made four new investments totaling $29.3 million and one equity investment in an existing portfolio company of approximately $0.1 million.
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
     Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
     Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
     Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
     In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment—in—kind (PIK) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, the Company considers valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.
     The following table presents the Company’s financial instruments carried at fair value as of June 30, 2008, on the consolidated balance sheet by SFAS 157 valuation hierarchy, as previously described:

	Fair Value at June 30, 2008
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$165,983,562	$165,983,562

	$—	$—	$165,983,562	$165,983,562

     The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

Six Months
Ended
June 30, 2008

Fair value of portfolio, January 1, 2008	$113,036,240
New investments	57,312,359
Proceeds from sale of investment	(175,000)
Loan origination fees received	(1,091,996)
Principal repayments and payment in kind interest payments received	(4,498,623)
Payment in kind interest earned	1,442,626
Accretion of loan discounts	49,631
Accretion of deferred loan origination revenue	180,152
Unrealized losses on investments	(271,827)

Fair value of portfolio, June 30, 2008	$165,983,562

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Net unrealized gains (losses) on investments of $924,416 and $(328,127), respectively, during the three and six months ended June 30, 2008 are related to portfolio company investments that are still held by the Company as of June 30, 2008.
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
     For the quarter ended March 31, 2008, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 35% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. For the quarter ended June 30, 2008, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 18% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.
Warrants
     When originating a debt security, the Company will sometimes receive warrants or other equity—related securities from the borrower. The Company determines the cost basis of the warrants or other equity—related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity—related securities received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant or other equity instruments is treated as original issue discount and accreted into interest income over the life of the loan.
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
Investment Classification
     In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non—Control/Non—Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company or has greater than 50.0% representation on its board. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5.0% and 25.0% of the voting securities of such company.
Investment Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company will stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. Dividend income is recorded on the ex—dividend date.
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
Payment in Kind Interest
     The Company holds loans in its portfolio that contain a payment—in—kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus, the actual collection of this interest generally occurs at the time of loan principal repayment. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or if the investee is not expected to be able to pay all principal and interest due.

Concentration of Credit Risk
     The Company’s investees are generally lower middle—market companies in a variety of industries. At June 30, 2008, the Company had no investments that were individually greater than or equal to 10% of the total fair value of its investment portfolio. At December 31, 2007, the Company had one investment that was individually greater than or equal to 10% of the total fair value of its investment portfolio. This investment represented approximately 11% of the total fair value of the Company’s investment portfolio as of December 31, 2007. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
     In addition, the Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for GAAP purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass—through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass—through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. Where the LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.
     For federal income tax purposes, the cost of investments owned at June 30, 2008 was approximately $161.6 million.
4. LONG—TERM DEBT
     The Company has the following debentures outstanding guaranteed by the SBA:

		Prioritized		June 30,	December 31,
Issuance/Pooling Date	Maturity Date	Return Rate		2008	2007

September 22, 2004	September 1, 2014	5.539%		$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%		13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%		9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%		4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.191%		6,410,000	1,210,000
March 27, 2008	September 1, 2018	3.788	%(1)	4,840,000	—
April 11, 2008	September 1, 2018	3.728	%(1)	9,400,000	—
April 28, 2008	September 1, 2018	4.007	%(1)	15,160,000	—
May 29, 2008	September 1, 2018	3.768	%(1)	5,000,000	—
May 29, 2008	September 1, 2018	3.768	%(1)	5,000,000	—
June 11, 2008	September 1, 2018	3.854	%(1)	5,000,000	—
June 24, 2008	September 1, 2018	3.826	%(1)	2,500,000	—

				$89,110,000	$37,010,000

(1)	Prioritized Return Rates for debentures issued subsequent to March 26, 2008 are interim rates set by the SBA. These debentures will be pooled in September 2008 and at that time, a permanent Prioritized Return Rate for these debentures will be established by the SBA.

     Interest payments are payable semi—annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of June 30, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). With $65.3 million of regulatory capital as of June 30, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. As of June 30, 2008, the Fund had paid commitment fees for and had a commitment from the SBA to issue a total of $96.9 million of SBA guaranteed debentures, of which $89.1 million are outstanding as of June 30, 2008. On July 9, 2008, the Fund received an additional commitment from the SBA of $33.75 million, bringing the total commitment from the SBA up to the statutory limit of $130.6 million. Upon receipt of this commitment, the Fund incurred a 1.0% non-refundable commitment fee of $337,500. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Company also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of June 30, 2008 and December 31, 2007 were 4.812% and 5.826%, respectively. The calculation of these weighted average interest rates includes the interim rates charged on SBA guaranteed debentures which have not yet been pooled.
5. EQUITY-BASED COMPENSATION
     The Company’s Board of Directors and shareholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 900,000 shares of the Company’s Common Stock authorized for issuance. The terms of equity-based awards granted under the Plan generally will vest ratably over one- to four-year periods.
     The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by Statement of Accounting Standards No. 123R, “Share-Based Payment.” Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.
     On May 7, 2008, the Company’s Board of Directors granted 113,500 restricted shares of our common stock to certain employees and independent directors. These restricted shares had a total grant date fair value of approximately $1.3 million, which will be expensed on a straight-line basis over each respective award’s vesting period. In the six months ended June 30, 2008, the Company recognized equity-based compensation expense of approximately $0.1 million. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations. As of June 30, 2008, the Company has a total of 113,500 restricted shares outstanding.
     As of June 30, 2008, there was approximately $1.2 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.5 years.

6. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007(1)

Per share data:
Net asset value at beginning of period(1)	$13.74	$13.44

Net investment income(2)	0.65	0.37
Net realized loss on investments(2)	—	(0.22)
Net unrealized appreciation (depreciation) on investments(2)	(0.09)	0.34

Total increase from investment operations(2)	0.56	0.49

Cash dividends paid	(0.31)	(0.05)
Stock-based compensation	0.01	—
Distribution to partners(2)	—	(0.03)
Income tax provision(2)	(0.03)	—
Other (3)	(0.24)	(0.10)

Net asset value at end of period	$13.73	$13.75

Market value at end of period(4)	$11.39	$14.17

Shares outstanding at end of period	6,917,363	6,732,862
Net assets at end of period	$95,006,293	$92,602,671
Average net assets(1)	$94,468,102	$90,820,387
Ratio of operating expenses to average net assets (annualized)	9%	6.5%
Ratio of net investment income to average net assets (annualized)	9%	5.4%
Portfolio turnover ratio	4%	2.7%
Total Return(5)	(6%)	(4.5%)

(1)	Net asset value as of January 1, 2007 and average net assets for the six months ended June 30, 2007 are presented as if the Offering and Formation Transactions had occurred on January 1, 2007. See Note 1 for a further description of the basis of presentation of the Company’s financial statements.

(2)	Weighted average basic per share data.

(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(4)	Represents the closing price of the Company’s common stock on the last day of the period.

(5)	The total return for the six months ended June 30, 2008 equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. The total return for the six months ended June 30, 2007 equals the change in the ending market value of the Company’s common stock from the Offering price of $15.00 per share plus dividends paid per share during the period, divided by the Offering price. Total return is not annualized.
7. SUBSEQUENT EVENTS
     On July 9, 2008, the Fund received an additional commitment from the SBA of $33.75 million, bringing the total commitment from the SBA up to the statutory limit of $130.6 million. Upon receipt of this commitment, the Fund incurred a 1.0% non-refundable commitment fee of $337,500.
     On July 21, 2008, the Company’s Board of Directors declared a cash dividend of $0.35 per share payable on September 4, 2008 to all holders of record on August 14, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. As discussed further in Note 1 to our unaudited financial statements, on February 21, 2007, concurrent with the closing of our initial public offering (the “Offering”), we acquired Triangle Mezzanine Fund LLLP (the “Fund”) and the Fund’s General Partner, Triangle Mezzanine LLC (“TML”) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations, the financial data and information discussed herein for the six months ended June 30, 2007 are presented as if the acquisition had occurred as of January 1, 2007.
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
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2008 and December 31, 2007, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.0% and 13.9%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 13.0% and 12.6% as of June 30, 2008 and December 31, 2007, respectively.
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
Portfolio Composition
     The total value of our investment portfolio was $166.0 million as of June 30, 2008, as compared to $113.0 million as of December 31, 2007. As of June 30, 2008, we had investments in 34 portfolio companies with an aggregate cost of $159.1 million. As of December 31, 2007, we had investments in 26 portfolio companies with an aggregate cost of $105.9 million. As of June 30, 2008, we had no portfolio investments that represented greater than 10% of the total fair value of our investment portfolio. As of December 31, 2007, we had one portfolio investment that represented greater than 10% of the total fair value of our investment portfolio.
     As of June 30, 2008 and December 31, 2007, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2008:
Subordinated debt and 2nd lien notes(1)	$130,998,424	82%	$128,853,826	78%
Senior debt(1)	16,003,236	10	16,003,236	10
Equity shares	10,853,018	7	18,300,700	11
Equity warrants	1,244,272	1	2,551,200	1
Royalty rights	—	—	274,600	—

	$159,098,950	100%	$165,983,562	100%

December 31, 2007:
Subordinated debt and 2nd lien notes(1)	$80,902,982	76%	$80,902,982	72%
Senior debt(1)	14,728,958	14	14,728,958	13
Equity shares	9,699,689	9	15,335,900	13
Equity warrants	548,172	1	1,870,500	2
Royalty rights	—	—	197,900	—

	$105,879,801	100%	$113,036,240	100%

(1)	We have changed our balance sheet presentation for all periods to net deferred loan origination revenue against the associated debt investments for all periods subsequent to the adoption of SFAS 157 on January 1, 2008.
Investment Activity
     During the six months ended June 30, 2008, we made eight new investments totaling $56.4 million, one additional debt investment in an existing portfolio company of $0.9 million and two additional equity investments in existing portfolio companies of approximately $0.1 million. We also sold one investment in a portfolio company for approximately $0.2 million, resulting in no realized gain or loss as the proceeds from the sale equaled the cost basis of the investment. We had one portfolio company loan repaid at par in the amount of $3.8 million. In addition, we received normal principal repayments and payment in kind (PIK) interest repayments totaling approximately $0.7 million in the six months ended June 30, 2008. Total portfolio investment activity for the six months ended June 30, 2008 was as follows:

Six Months
Ended
June 30, 2008(1)
Fair value of portfolio, January 1, 2008	$113,036,240
New investments	57,312,359
Proceeds from sale of investment	(175,000)
Loan origination fees received	(1,091,996)
Principal repayments and payment in kind interest payments received	(4,498,623)
Payment in kind interest earned	1,442,626
Accretion of loan discounts	49,631
Accretion of deferred loan origination revenue	180,152
Unrealized losses on investments	(271,827)

Fair value of portfolio, June 30, 2008	$165,983,562

Weighted average yield on debt investments as of June 30, 2008	14.0%

Weighted average yield on total investments as of June 30, 2008	13.0%

(1)	We have changed our balance sheet presentation for all periods to net deferred loan origination revenue against the associated debt investments for all periods subsequent to the adoption of SFAS 157 on January 1, 2008.

Results of Operations
Comparison of three months ended June 30, 2008 and June 30, 2007
Investment Income
     For the three months ended June 30, 2008, total investment income was $5.0 million, a 53% increase from $3.3 million of total investment income for the three months ended June 30, 2007. This increase was primarily attributable to a $1.8 million increase in total loan interest, fee and dividend income and a $0.5 million increase in total paid-in-kind interest income due to net increase in our portfolio investments from June 30, 2007 to June 30, 2008 offset by a $0.6 million decrease in interest income from cash and cash equivalent investments due to (i) a significant decrease in average cash balances in the second quarter of 2008 over the comparable period in 2007 and (ii) a decrease in overall interest rates. Non-recurring fee income was $0.2 million for both the three months ended June 30, 2008 and 2007.
Expenses
     For the three months ended June 30, 2008, expenses increased by 51% to $2.5 million from $1.6 million for the three months ended June 30, 2007. The increase in expenses was primarily attributable to a $0.4 million increase in general and administrative expenses and a $0.4 million increase in interest expense. As a result of the Offering and the Formation Transactions described in Note 1 to our unaudited financial statements, we are an internally managed investment company and on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. As of June 30, 2008, we had 13 full-time employees, as compared to nine full-time employees as of June 30, 2007. In addition, we experienced an increase in general and administrative costs in 2008 associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended June 30, 2008 than in the comparable period in 2007.
Net Investment Income
     As a result of the $1.7 million increase in total investment income and the $0.9 million increase in expenses, net investment income for the three months ended June 30, 2008 was $2.5 million compared to net investment income of $1.6 million during the three months ended June 30, 2007.
Net Increase in Net Assets Resulting From Operations
     In the three months ended June 30, 2008, we recorded net unrealized appreciation of investments in the amount of $0.4 million, comprised of unrealized gains on nine investments totaling $1.9 million and unrealized losses on eight investments totaling $1.5 million. During the three months ended June 30, 2007, we recorded net unrealized appreciation of investments in the amount of $0.6 million, comprised of unrealized gains on eight investments totaling $1.2 million and unrealized losses on eleven investments totaling $0.6 million.
     As a result of these events, our net increase in net assets from operations during the three months ended June 30, 2008 was $2.8 million as compared to $2.2 million for the three months ended June 30, 2007.
Comparison of six months ended June 30, 2008 and June 30, 2007
Investment Income
     For the six months ended June 30, 2008, total investment income was $8.9 million, a 65% increase from $5.4 million of total investment income for the six months ended June 30, 2007. This increase was primarily attributable to a $3.5 million increase in total loan interest, fee and dividend income and a $0.8 million increase in total paid-in-kind interest income due to net increase in our portfolio investments from June 30, 2007 to June 30, 2008 offset by a $0.8 million decrease in interest income from cash and cash equivalent investments due to (i) a significant decrease in average cash balances in the first six months of 2008 over the comparable period in 2007 and (ii) a decrease in overall interest rates. Non-recurring fee income was $0.3 million for the six months ended June 30, 2008 as compared to $0.2 million for the six months ended June 30, 2007.
Expenses
     For the six months ended June 30, 2008, expenses increased by 50% to $4.4 million from $3.0 million for the six months ended June 30, 2007. The increase in expenses was primarily attributable to a $1.2 million increase in general and administrative expenses and a $0.4 million increase in interest expense. As a result of the Offering and the Formation Transactions described in Note 1 to our unaudited financial statements, we are an internally managed investment company and on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. As of June 30, 2008, we had 13 full-time employees, as compared to nine full-time employees as of June 30, 2007. In addition, we experienced an increase in general and administrative costs in 2008 associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the six months ended June 30, 2008 than in the comparable period in 2007. These increases in general and administrative costs and interest costs were partially offset by a $0.2 million decrease in management fees. We incurred no management fees in the first six months of 2008 compared to $0.2 million in management fees in the first six months of 2007.
Net Investment Income
     As a result of the $3.5 million increase in total investment income and the $1.5 million increase in expenses, net investment income for the six months ended June 30, 2008 was $4.5 million compared to net investment income of $2.4 million during the six months ended June 30, 2007.
Net Increase in Net Assets Resulting From Operations
     We recorded no realized gains or losses on investments in the six months ended June 30, 2008. For the six months ended June 30, 2007, net realized loss on investment was $1.5 million, all of which related to one investment.
     In the six months ended June 30, 2008, we recorded net unrealized depreciation of investments in the amount of $0.6 million, comprised of unrealized gains on ten investments totaling $2.6 million and unrealized losses on ten investments totaling $3.2 million. During the six months ended June 30, 2007, we recorded net unrealized appreciation of investments in the amount of $2.3 million, comprised primarily of an unrealized gain reclassification adjustment of approximately $1.5 million related to the realized loss noted above. In addition, in the six months ended June 30, 2007, we recorded unrealized gains on eleven other investments totaling $2.0 million and unrealized losses on eight investments totaling $1.1 million.
     As a result of these events, our net increase in net assets from operations during the six months ended June 30, 2008 was $3.6 million as compared to $3.3 million for the six months ended June 30, 2007.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the six months ended June 30, 2008, we experienced a net decrease in cash and cash equivalents in the amount of $3.1 million. During that period, our operating activities used $49.2 million in cash, consisting primarily of new portfolio investments of $57.3 million, and we generated $46.1 million of cash from financing activities, consisting of proceeds from borrowings under SBA guaranteed debentures payable of $52.1 million, partially offset by financing fees paid to the SBA of $1.8 million and cash dividends paid of $4.2 million. At June 30, 2008, we had $18.7 million of cash and cash equivalents on hand.
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
Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of June 30, 2008 is currently $130.6 million (which amount is subject to increase on an annual basis based on cost of living increases). Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     With $65.3 million of regulatory capital as of June 30, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. As of June 30, 2008, the Fund had paid commitment fees for and had a commitment from the SBA to issue a total of $96.9 million of SBA guaranteed debentures, of which $89.1 million are outstanding as of June 30, 2008. On July 9, 2008, the Fund received an additional commitment from the SBA of $33.75 million, bringing the total commitment from the SBA up to the statutory limit of $130.6 million. Upon receipt of this commitment, the Fund incurred a 1.0% non-refundable commitment fee of $337,500. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Company also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of June 30, 2008 was 4.812%. The calculation of these weighted average interest rates includes the interim rates charged on SBA guaranteed debentures which have not yet been pooled.
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

Level 1 —	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 —	inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
     In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes the amortized original issue discount, and payment—in—kind (PIK) interest, if any. We also use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.
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
     For the quarter ended March 31, 2008, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 35% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. For the quarter ended June 30, 2008, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 18% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We did not adopt SFAS 159.
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
     Three members of our management, including our Chief Executive Officer, collectively own approximately 67% of Triangle Capital Partners, LLC. As of June 30, 2008, Triangle Capital Partners, LLC does not own any shares of Triangle Capital Corporation’s common stock. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million in management fees from the Fund during the six months ended June 30, 2007. This agreement terminated upon the closing of the Offering.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. As of June 30, 2008, approximately 86.2% of our investment portfolio bore interest at fixed rates. All of our pooled SBA leverage is currently at fixed rates.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Neither Triangle Capital Corporation nor any of its subsidiaries is a party to any pending legal proceedings.
Item 1A. Risk Factors.
     Except for the risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.
Regulations governing our operation as a business development company may affect our ability to raise additional capital through the issuance of our common stock.
     Due to restrictions under the Investment Company Act of 1940 (the “1940 Act”), we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our annual stockholders meeting on May 7, 2008, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.
     As a business development company (“BDC”), we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets.
     We believe that substantially all of our investments are currently or will in the future constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
     We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our regulated investment company asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Company’s 2008 Annual Meeting of Stockholders held on May 7, 2008, our stockholders voted on the following four matters:
1.	The re-election of eight directors to hold office until the Company’s 2009 Annual Meeting of Stockholders. The votes cast with respect to each director were as follows:

Director	Shares Voted For	Authority Withheld
Garland S. Tucker, III	6,284,532.89	207,383.21
Brent P.W. Burgess	6,286,144.89	205,771.21
Steven C. Lilly	6,285,489.89	206,426.21
W. McComb Dunwoody	6,222,024.89	269,891.21
Thomas M. Garrott, III	6,282,449.89	209,466.21
Benjamin S. Goldstein	6,280,584.89	211,331.21
Simon B. Rich, Jr.	6,286,334.89	205,581.21
Sherwood H. Smith, Jr.	6,279,359.89	212,556.21
2.	A proposal to approve the Company’s Amended and Restated 2007 Equity Incentive Plan was approved by a vote of 4,427,314.59 shares for, 536,611.92 shares against, 126,438.59 shares abstained and 1,401,551.00 broker non-votes.
3.	A proposal to authorize the Company, pursuant to approval of its Board of Directors, to sell shares of its common stock for a period of one year at a price below the Company’s then current net asset value per share, was approved by a vote of 3,990,179.91 shares for, 1,032,651.18 shares against, 67,534.00 shares abstained and 1,401,551.00 broker non-votes. This proposal was also approved by our non-affiliated stockholders by a vote of 3,185,846.86 shares for, 1,032,651.18 shares against, 67,534.00 shares abstained and 1,401,551.00 broker non-votes.
4.	A proposal for the ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by a vote of 6,368,765.89 shares for, 85,336.21 shares against and 37,814.00 shares abstained.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).
2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities

Number	Exhibit
and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
14.1	Code of Conduct
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION
Date: August 5, 2008	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 5, 2008	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: August 5, 2008	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).
2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
14.1	Code of Conduct
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.