Form 10-Q
period 2008-09-30
Triangle Capital CORP
filed 2008-11-06
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33130
Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	06-1798488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3700 Glenwood Avenue, Suite 530
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock on November 1, 2008 was 6,917,363.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Consolidated Balance Sheet as of September 30, 2008 and Consolidated Balance Sheet as of December 31, 2007	3
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and Unaudited Combined Statements of Operations for the Three and Nine Months Ended September 30, 2007	4
Unaudited Consolidated Statement of Changes in Net Assets for the Nine Months Ended September 30, 2008 and Unaudited Combined Statement of Changes in Net Assets for the Nine Months Ended September 30, 2007	5
Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008 and Unaudited Combined Statement of Cash Flows for the Nine Months Ended September 30, 2007	6
Unaudited Consolidated Schedule of Investments as of September 30, 2008	7
Consolidated Schedule of Investments as of December 31, 2007	11
Notes to Unaudited Financial Statements	15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4T. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits	37
Signatures	38
Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $129,405,482 and $66,129,119 at September 30, 2008 and December 31, 2007, respectively)	$126,979,495	$68,388,014
Affiliate investments (cost of $30,283,922 and $24,023,264 at September 30, 2008 and December 31, 2007, respectively)	33,725,587	24,576,462
Control investments (cost of $11,636,897 and $15,727,418 at September 30, 2008 and December 31, 2007, respectively)	17,058,874	20,071,764

Total investments at fair value	177,763,956	113,036,240
Cash and cash equivalents	15,931,088	21,787,750
Interest and fees receivable	268,488	305,159
Prepaid expenses and other current assets	113,367	47,477
Deferred financing fees	3,106,419	999,159
Property and equipment, net	48,086	34,166

Total assets	$197,231,404	$136,209,951

Liabilities
Accounts payable and accrued liabilities	$1,116,926	$1,144,222
Interest payable	266,973	698,735
Dividends payable	—	2,041,159
Income taxes payable	—	52,598
Deferred revenue	50,000	30,625
Short-term borrowings	5,100,000	—
Deferred income taxes	2,418,178	1,760,259
SBA guaranteed debentures payable	93,110,000	37,010,000

Total liabilities	102,062,077	42,737,598

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 6,917,363 and 6,803,863 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively)	6,917	6,804
Additional paid-in capital	87,121,265	86,949,189
Investment income in excess of distributions	4,589,197	1,738,797
Accumulated realized losses on investments	(567,531)	(618,620)
Net unrealized appreciation of investments	4,019,479	5,396,183

Total net assets	95,169,327	93,472,353

Total liabilities and net assets	$197,231,404	$136,209,951

Net asset value per share	$13.76	$13.74

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)

Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$3,447,176	$1,728,682	$8,166,903	$4,233,318
Affiliate investments	936,965	574,964	2,572,546	1,368,578
Control investments	315,408	361,395	1,194,603	845,136

Total loan interest, fee and dividend income	4,699,549	2,665,041	11,934,052	6,447,032

Paid-in-kind interest income:
Non-Control / Non-Affiliate investments	840,543	213,850	1,709,348	590,655
Affiliate investments	175,491	63,556	489,005	159,098
Control investments	96,393	143,188	356,700	294,501

Total paid-in-kind interest income	1,112,427	420,594	2,555,053	1,044,254

Interest income from cash and cash equivalent investments	57,661	508,652	264,607	1,502,341

Total investment income	5,869,637	3,594,287	14,753,712	8,993,627

Expenses:
Interest expense	1,125,469	525,081	2,586,279	1,545,798
Amortization of deferred financing fees	64,596	28,515	160,765	83,731
Management fees	—	—	—	232,423
General and administrative expenses	1,467,866	1,048,690	4,338,825	2,690,946

Total expenses	2,657,931	1,602,286	7,085,869	4,552,898

Net investment income	3,211,706	1,992,001	7,667,843	4,440,729

Net realized gain (loss) on investment — Non Control / Non-Affiliate	51,089	—	51,089	(1,464,224)
Net realized gain on investment — Affiliate	—	141,014	—	141,014
Net unrealized appreciation (depreciation) of investments	(736,636)	1,233,666	(1,376,704)	3,545,081

Total net gain (loss) on investments before income taxes	(685,547)	1,374,680	(1,325,615)	2,221,871

Income tax expense	49,813	—	251,984	—

Net increase in net assets resulting from operations	$2,476,346	$3,366,681	$6,090,244	$6,662,600

Net investment income per share — basic and diluted	$0.46	$0.30	$1.12	$0.66

Net increase in net assets resulting from operations per share — basic and diluted	$0.36	$0.50	$0.89	$0.99

Dividends declared per common share	$0.35	$0.26	$0.66	$0.41

Weighted average number of shares outstanding — basic and diluted	6,917,363	6,735,177	6,864,341	6,703,414

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Changes in Net Assets

						Investment	Accumulated	Net
						Income	Realized	Unrealized
	General	Limited	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Partner’s	Partners’	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation) of	Net
	Capital	Capital	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2007	$100	$21,250,000	100	$—	$1,500	$1,570,135	$—	$2,335,076	$25,156,811
Public offering of common stock	—	—	4,770,000	4,770	64,723,267	—	—	—	64,728,037
Formation transactions	(100)	(21,250,000)	1,916,660	1,917	21,248,183	—	—	—	—
Net investment income	—	—	—	—	—	4,440,729	—	—	4,440,729
Realized gain (loss) on investments	—	—	—	—	—	—	(1,323,210)	1,464,224	141,014
Net unrealized gains on investments	—	—	—	—	—	—	—	2,080,857	2,080,857
Dividends declared	—	—	117,103	117	1,626,096	(2,753,555)	—	—	(1,127,342)
Tax distribution to partners	—	—	—	—	—	(220,047)	—	—	(220,047)

Balance, September 30, 2007	$—	$—	6,803,863	$6,804	$87,599,046	$3,037,262	$(1,323,210)	$5,880,157	$95,200,059

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2008	6,803,863	$6,804	$86,949,189	$1,738,797	$(618,620)	$5,396,183	$93,472,353
Net investment income	—	—	—	7,667,843	—	—	7,667,843
Stock-based compensation	—	—	172,189	—	—	—	172,189
Realized gain (loss) on investments	—	—	—	—	51,089	33,167	84,256
Net unrealized losses on investments	—	—	—	—	—	(1,409,871)	(1,409,871)
Income tax expense	—	—	—	(251,984)	—	—	(251,984)
Dividends declared	—	—	—	(4,565,459)	—	—	(4,565,459)
Issuance of restricted stock	113,500	113	(113)	—	—	—	—

Balance, September 30, 2008	6,917,363	$6,917	$87,121,265	$4,589,197	$(567,531)	$4,019,479	$95,169,327

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Consolidated)	(Combined)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,090,244	$6,662,600
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(73,645,254)	(42,534,975)
Repayments received/sales of portfolio investments	9,060,478	4,878,207
Loan origination and other fees received	1,401,996	894,904
Net realized loss (gain) on investments	(51,089)	1,323,210
Net unrealized depreciation (appreciation) of investments	718,784	(3,545,081)
Deferred income taxes	657,919	—
Paid-in-kind interest accrued, net of payments received	(1,788,984)	(845,033)
Amortization of deferred financing fees	160,765	83,731
Recognition of loan origination and other fees	(309,140)	(543,466)
Accretion of loan discounts	(95,132)	(158,751)
Depreciation expense	11,110	4,605
Stock-based compensation	172,189	—
Changes in operating assets and liabilities:
Interest and fees receivable	36,671	(170,012)
Prepaid expenses and other current assets	(65,890)	(30,382)
Accounts payable and accrued liabilities	(27,296)	(54,683)
Interest payable	(431,762)	(435,074)
Income taxes payable	(52,598)	—
Receivable from / payable to Triangle Capital Partners, LLC	—	(30,000)

Net cash provided by (used in) operating activities	(58,156,989)	(34,500,200)

Cash flows from investing activities:
Purchases of property and equipment	(25,030)	(39,306)

Net cash used in investing activities	(25,030)	(39,306)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	56,100,000	4,000,000
Short-term borrowings	5,100,000	—
Financing fees paid	(2,268,025)	(97,000)
Proceeds from initial public offering, net of expenses	—	64,728,037
Change in deferred offering costs	—	1,020,646
Cash dividends paid	(6,606,618)	(1,127,342)
Tax distribution to partners	—	(751,613)

Net cash provided by financing activities	52,325,357	67,772,728

Net increase (decrease) in cash and cash equivalents	(5,856,662)	33,233,222
Cash and cash equivalents, beginning of period	21,787,750	2,556,502

Cash and cash equivalents, end of period	$15,931,088	$35,789,724

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,018,042	$1,980,873

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
September 30, 2008

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non-Control / Non-Affiliate Investments:
Ambient Air Corporation (6%)*	Specialty Trade	Subordinated Note
	Contractors	(12%, Due 03/11)	$3,166,022	$3,048,141	$3,048,141
		Subordinated Note
		(14%, Due 03/11)	1,897,581	1,866,205	1,866,205
		Common Stock
		Warrants (455 shares)		142,361	510,800

			5,063,603	5,056,707	5,425,146
American De-Rosa Lamparts, LLC and Hallmark Lighting (8%)*	Wholesale and	Subordinated Note
	Distribution	(15.25%, Due 10/13)	8,130,004	7,980,785	7,980,785

			8,130,004	7,980,785	7,980,785
American Direct Marketing Resources, LLC (4%)*	Direct Marketing	Subordinated Note
	Services	(15%, Due 03/15)	4,005,000	3,925,000	3,925,000

			4,005,000	3,925,000	3,925,000
APO Newco, LLC (3%)*	Commercial and	Subordinated Note
	Consumer	(14%, Due 03/13)	2,630,957	2,541,463	2,541,463
	Marketing Products	Unit purchase warrant
		(87,302 Class C units)		25,200	466,100

			2,630,957	2,566,663	3,007,563
ARC Industries, LLC (3%)*	Remediation	Subordinated Note
	Services	(19%, Due 11/10)	2,496,550	2,473,666	2,473,666

			2,496,550	2,473,666	2,473,666
Art Headquarters, LLC (2%)*	Retail, Wholesale	Subordinated Note
	and Distribution	(14%, Due 01/10)	2,333,488	2,304,519	2,110,899
		Membership unit
		warrants (15% of units
		(150 units))		40,800	—

			2,333,488	2,345,319	2,110,899
Assurance Operations Corporation (4%)*	Auto Components /	Subordinated Note
	Metal Fabrication	(17%, Due 03/12)	3,976,079	3,932,122	3,572,600
		Common Stock (57
		shares)		257,143	—

			3,976,079	4,189,265	3,572,600
Bruce Plastics, Inc. (0%)*	Plastic Component	Subordinated Note
	Manufacturing	(14%, Due 10/11)	1,500,000	1,392,208	—
		Common Stock
		Warrants (12% of
		common stock)		108,534	—

			1,500,000	1,500,742	—
CV Holdings, LLC (6%)*	Specialty Healthcare	Subordinated Note
	Products	(16%, Due 03/10)	5,208,281	5,178,206	5,178,206
	Manufacturer	Royalty rights		—	274,600

			5,208,281	5,178,206	5,452,806
Cyrus Networks, LLC (6%)*	Data Center	Senior Note
	Services Provider	(6%, Due 07/13)	4,882,336	4,866,686	4,866,686
		2nd Lien Note
		(10%, Due 01/14)	1,056,385	1,056,385	1,056,385
		Revolving Line of
		Credit (6%)	253,144	253,144	253,144

			6,191,865	6,176,215	6,176,215
DataPath, Inc. (0%)*	Satellite
	Communication	Common Stock
	Manufacturer	(210,263 shares)		101,500	57,700

				101,500	57,700

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Electronic Systems Protection, Inc. (4%)*	Power Protection	Subordinated Note
	Systems	(14%, Due 12/15)	$3,044,048	$3,016,709	$3,016,709
	Manufacturing	Senior Note
		(7%, Due 01/14)	991,329	991,329	991,329
		Common Stock
		(500 shares)		250,000	250,000

			4,035,377	4,258,038	4,258,038
Energy Hardware Holdings, LLC (4%)*	Machined Parts	Subordinated Note
	Distribution	(14.5%, Due 10/12)	3,327,799	3,266,814	3,266,814
		Junior Subordinated
		Note
		(8%, Due 10/12)	207,667	207,667	207,667
		Voting Units (4,833
		units)		4,833	339,800

			3,535,466	3,479,314	3,814,281
FCL Graphics, Inc. (7%)*	Commercial Printing	Senior Note
	Services	(6%, Due 10/12)	1,729,200	1,722,682	1,722,682
		Senior Note
		(10%, Due 10/13)	2,000,000	1,992,895	1,992,895
		2nd Lien Note
		(18%, Due 4/14)	3,328,971	3,317,584	3,317,584

			7,058,171	7,033,161	7,033,161
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade	Subordinated Notes
	Contractors	(13%-17.5%, Due
		04/11)	2,438,362	2,403,782	1,400,000
		Common Stock (250
		shares)		271,186	—

			2,438,362	2,674,968	1,400,000
Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note
		(10%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units
		(5,000 units)		500,000	583,600

			3,000,000	3,500,000	3,583,600
Gerli & Company (3%)*	Specialty Woven	Subordinated Note
	Fabrics	(14%, Due 08/11)	3,161,439	3,085,389	2,752,100
	Manufacturer	Common Stock
		Warrants (56,559
		shares)		83,414	—

			3,161,439	3,168,803	2,752,100
Inland Pipe Rehabilitation Holding Company LLC (8%)*	Cleaning and	Subordinated Note
	Repair Services	(14%, Due 01/14)	8,053,914	7,356,718	7,356,718
		Membership Interest
		Purchase Warrant
		(2.5%)		563,300	563,300

			8,053,914	7,920,018	7,920,018
Jenkins Service, LLC (10%)*	Restoration	Subordinated Note
	Services	(17.5%, Due 04/14)	8,258,167	8,108,109	8,108,109
		Convertible Note
		(10%, Due 04/14)	1,375,000	1,335,629	1,335,629

			9,633,167	9,443,738	9,443,738
Library Systems & Services, LLC (3%)*	Municipal Business	Subordinated Note
	Services	(12%, Due 03/11)	2,000,000	1,942,958	1,942,958
		Common Stock
		Warrants (112 shares)		58,995	521,000

			2,000,000	2,001,953	2,463,958
Syrgis Holdings, Inc. (6%)*	Specialty Chemical	Senior Note (7%, Due
	Manufacturer	08/12-02/14)	4,730,000	4,698,643	4,698,643
		Common Units (2,114
		units)		1,000,000	696,800

			4,730,000	5,698,643	5,395,443

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
TrustHouse Services Group, Inc. (5%)*	Food Management	Subordinated Note
	Services	(14%, Due 03/15)	$4,242,808	$4,162,780	$4,162,780
		Class A Units
		(1,495 units)		475,000	475,000
		Class B Units
		(79 units)		25,000	25,000

			4,242,808	4,662,780	4,662,780
Twin-Star International, Inc. (6%)*	Consumer Home	Subordinated Note
	Furnishings	(13%, Due 04/14)	4,500,000	4,436,605	4,436,605
	Manufacturer	Senior Note (6%, Due
		04/13)	1,305,225	1,305,225	1,305,225

			5,805,225	5,741,830	5,741,830
Waste Recyclers Holdings, LLC (13%)*	Environmental and	Subordinated Note
	Facilities Services	(15.5%, Due 01/13)	9,028,000	8,848,000	8,848,000
		Class A Preferred
		Units (300 Units)		2,251,100	2,251,100
		Common Unit
		Purchase Warrant
		(1,170,083 Units)		748,900	748,900
		Common Units
		(153,219 Units)		153,219	153,219

			9,028,000	12,001,219	12,001,219
Wholesale Floors, Inc. (4%)*	Commercial	Subordinated Note
	Services	(14%, Due 06/14)	3,500,000	3,336,997	3,336,997
		Membership Interest
		Purchase Warrant
		(4.0%)		132,800	132,800

			3,500,000	3,469,797	3,469,797
Yellowstone Landscape Group, Inc. (13%)*	Landscaping	Subordinated Note
	Services	(15%, Due 04/14)	13,162,988	12,857,152	12,857,152

			13,162,988	12,857,152	12,857,152

Subtotal Non-Control / Non-Affiliate Investments			124,920,744	129,405,482	126,979,495
Affiliate Investments:
Asset Point, LLC (6%)*	Asset Management	Subordinated Note
	Software Provider	(15%, Due 03/13)	5,084,840	4,992,395	4,992,395
		Membership Units
		(10 units)		500,000	500,000

			5,084,840	5,492,395	5,492,395
Axxiom Manufacturing, Inc. (3%)*	Industrial	Subordinated Note
	Equipment	(14%, Due 01/11)	2,113,218	2,090,191	2,090,191
	Manufacturer	Common Stock
		(34,100 shares)		200,000	356,400
		Common Stock
		Warrant
		(1,000 shares)		—	8,000

			2,113,218	2,290,191	2,454,591
Brantley Transportation, LLC (“Brantley Transportation”) and	Oil and Gas	Subordinated Note -
Pine Street Holdings, LLC (“Pine Street”) (4) (4%)*	Services	Brantley Transportation
		(14%, Due 12/12)	3,800,000	3,685,252	3,685,252
		Common Unit
		Warrants - Brantley
		Transportation (4,560
		common units)		33,600	42,300
		Preferred Units - Pine
		Street (200 units)		200,000	163,500
		Common Unit
		Warrants - Pine Street
		(2,220 units)		—	—

			3,800,000	3,918,852	3,891,052

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Dyson Corporation (12%)*	Custom Forging	Subordinated Note
	and Fastener	(15%, Due 12/13)	$10,240,042	$10,038,140	$10,038,140
	Supplies	Class A Units
		(1,000,000 units)		1,000,000	1,255,600

			10,240,042	11,038,140	11,293,740
Equisales, LLC (9%)*	Energy Products	Subordinated Note
	and Services	(15%, Due 04/12)	6,271,114	6,172,409	6,172,409
		Class A Units
		(500,000 units)		500,000	1,995,900

			6,271,114	6,672,409	8,168,309
Flint Acquisition Corporation (2%)*	Specialty Chemical	Preferred Stock (9,875
	Manufacturer	shares)		308,333	1,894,000

				308,333	1,894,000
Genapure Corporation (“Genapure”) and Genpref, LLC	Lab Testing	Genapure Common
(“Genpref”) (5) (1%)*	Services	Stock (4,286 shares)		500,000	471,521
		Genpref Preferred
		Stock (455 shares)		63,602	59,979

				563,602	531,500

Subtotal Affiliate Investments			27,509,214	30,283,922	33,725,587
Control Investments:
Fischbein, LLC (13%)*	Packaging and	Subordinated Note
	Materials Handling	(16.5%, Due 05/13)	7,102,078	6,965,643	6,965,643
	Equipment	Membership Units
	Manufacturer	(4,200,000 units)		4,200,000	5,407,400

			7,102,078	11,165,643	12,373,043
Porter’s Group, LLC (5%)*	Metal Fabrication	Membership Units
		(4,730 units)		471,254	4,685,831

				471,254	4,685,831

Subtotal Control Investments			7,102,078	11,636,897	17,058,874

Total Investments, September 30, 2008 (186%)*			$159,532,036	$171,326,301	$177,763,956

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Interest rates on subordinated debt include cash interest rate and, where applicable, paid-in-kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2007

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non-Control / Non-Affiliate Investments:
Ambient Air Corporation (6%)*	Specialty Trade	Subordinated Note
	Contractors	(12%, Due 03/11)	$3,144,654	$2,997,686	$2,997,686
		Subordinated Note
		(14%, Due 03/11)	1,872,075	1,833,206	1,833,206
		Common Stock
		Warrants (455 shares)		142,361	929,700

			5,016,729	4,973,253	5,760,592
APO Newco, LLC (5%)*	Commercial and	Subordinated Note
	Consumer	(14%, Due 03/13)	4,315,262	4,214,957	4,214,957
	Marketing Products	Unit purchase warrant
		(87,302 Class C units)		25,200	199,000

			4,315,262	4,240,157	4,413,957
Art Headquarters, LLC (3%)*	Retail, Wholesale	Subordinated Note
	and Distribution	(14%, Due 01/10)	2,441,824	2,397,556	2,397,556
		Membership unit
		warrants (15% of units
		(150 units))		40,800	9,800

			2,441,824	2,438,356	2,407,356
Assurance Operations Corporation (4%)*	Auto Components /	Subordinated Note
	Metal Fabrication	(17%, Due 03/12)	3,828,527	3,776,608	3,776,608
		Common Stock (200
		shares)		200,000	—

			3,828,527	3,976,608	3,776,608
Bruce Plastics, Inc. (1%)*	Plastic Component	Subordinated Note
	Manufacturing	(14%, Due 10/11)	1,500,000	1,371,527	1,371,527
		Common Stock
		Warrants (12% of
		common stock)		108,534	—

			1,500,000	1,480,061	1,371,527
CV Holdings, LLC (5%)*	Specialty Healthcare	Subordinated Note
	Products	(16%, Due 03/10)	4,976,360	4,932,535	4,932,535
	Manufacturer	Royalty rights		—	197,900

			4,976,360	4,932,535	5,130,435
Cyrus Networks, LLC (6%)*	Data Center	Senior Note
	Services Provider	(9%, Due 07/13)	4,382,257	4,364,705	4,364,705
		2nd Lien Note
		(12%, Due 01/14)	907,663	907,663	907,663
		Revolving Line of
		Credit (9%)	70,880	70,880	70,880

			5,360,800	5,343,248	5,343,248
DataPath, Inc. (1%)*	Satellite
	Communication	Common Stock
	Manufacturer	(210,263 shares)		101,500	576,400

				101,500	576,400
Eastern Shore Ambulance, Inc. (1%)*	Specialty Health	Subordinated Note
	Care Services	(13%, Due 03/11)	1,000,000	958,715	958,715
		Common Stock
		Warrants (6% of
		common stock)		55,268	7,400
		Common Stock
		(30 shares)		30,000	1,900

			1,000,000	1,043,983	968,015

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Energy Hardware Holdings, LLC (4%)*	Machined Parts	Subordinated Note
	Distribution	(14.5%, Due 10/12)	$3,265,142	$3,196,108	$3,196,108
		Junior Subordinated
		Note
		(8%, Due 10/12)	207,667	207,667	207,667

			3,472,809	3,403,775	3,403,775
FCL Graphics, Inc. (8%)*	Commercial Printing	Senior Note
	Services	(9%, Due 10/12)	1,920,000	1,912,331	1,912,331
		Senior Note
		(13%, Due 10/13)	2,000,000	1,992,061	1,992,061
		2nd Lien Note
		(18%, Due 4/14)	3,145,481	3,133,096	3,133,096

			7,065,481	7,037,488	7,037,488
Fire Sprinkler Systems, Inc. (3%)*	Specialty Trade	Subordinated Notes
	Contractors	(13%-17.5%, Due
		04/11)	2,517,986	2,474,943	2,474,943
		Common Stock (250
		shares)		250,000	41,700

			2,517,986	2,724,943	2,516,643
Flint Acquisition Corporation (5%)*	Specialty Chemical	Subordinated Note
	Manufacturer	(12.5%, Due 09/09)	3,750,000	3,719,770	3,719,770
		Preferred Stock (9,875
		shares)		308,333	1,074,100

			3,750,000	4,028,103	4,793,870
Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note
		(13%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units
		(5,000 units)		500,000	446,600

			3,000,000	3,500,000	3,446,600
Gerli & Company (3%)*	Specialty Woven
	Fabrics	Subordinated Note
	Manufacturer	(14%, Due 08/11)	3,114,063	3,017,205	3,017,205
		Common Stock
		Warrants (56,559
		shares)		83,414	84,500

			3,114,063	3,100,619	3,101,705
Library Systems & Services, LLC (3%)*	Municipal Business	Subordinated Note
	Services	(12%, Due 03/11)	2,000,000	1,927,075	1,927,075
		Common Stock
		Warrants (112 shares)		58,995	594,300

			2,000,000	1,986,070	2,521,375
Syrgis Holdings, Inc. (6%)*	Specialty Chemical	Senior Note (9%, Due
	Manufacturer	08/12-02/14)	4,932,500	4,896,481	4,896,481
		Common Units (2,114
		units)		1,000,000	1,000,000

			4,932,500	5,896,481	5,896,481
Twin-Star International, Inc. (6%)*	Consumer Home	Subordinated Note
	Furnishings	(13%, Due 04/14)	4,500,000	4,429,439	4,429,439
	Manufacturer	Senior Note (8%, Due
		04/13)	1,492,500	1,492,500	1,492,500

			5,992,500	5,921,939	5,921,939

Subtotal Non-Control / Non-Affiliate Investments			64,284,841	66,129,119	68,388,014

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Affiliate Investments:
Axxiom Manufacturing, Inc. (3%)*	Industrial	Subordinated Note
	Equipment	(14%, Due 01/11)	$2,081,321	$2,051,882	$2,051,882
	Manufacturer	Common Stock
		(34,100 shares)		200,000	543,600
		Common Stock
		Warrant
		(1,000 shares)		—	12,200

			2,081,321	2,251,882	2,607,682
Brantley Transportation, LLC (“Brantley Transportation”) and	Oil and Gas	Subordinated Note -
Pine Street Holdings, LLC (“Pine Street”) (4) (4%)*	Services	Brantley Transportation
		(14%, Due 12/12)	3,800,000	3,670,336	3,670,336
		Common Unit Warrants
		- Brantley
		Transportation (4,560
		common units)		33,600	33,600
		Preferred Units - Pine
		Street (200 units)		200,000	200,000
		Common Unit
		Warrants - Pine Street
		(2,220 units)		—	—

			3,800,000	3,903,936	3,903,936
Dyson Corporation (12%)*	Custom Forging	Subordinated Note
	and Fastener	(15%, Due 12/13)	10,009,167	9,789,167	9,789,167
	Supplies	Class A Units
		(1,000,000 units)		1,000,000	1,000,000

			10,009,167	10,789,167	10,789,167
Equisales, LLC (7%)*	Energy Products	Subordinated Note
	and Services	(15%, Due 04/12)	6,129,723	6,014,677	6,014,677
		Class A Units
		(500,000 units)		500,000	500,000

			6,129,723	6,514,677	6,514,677
Genapure Corporation (“Genapure”) and Genpref, LLC	Lab Testing	Genapure Common
(“Genpref”) (5) (1%)*	Services	Stock (4,286 shares)		500,000	675,122
		Genpref Preferred
		Stock (455 shares)		63,602	85,878

				563,602	761,000

Subtotal Affiliate Investments			22,020,211	24,023,264	24,576,462

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:
ARC Industries, LLC (3%)*	Remediation	Subordinated Note
	Services	(19%, Due 11/10)	$2,403,521	$2,373,358	$2,373,358
		Membership Units
		(3,000 units)		175,000	118,700

			2,403,521	2,548,358	2,492,058
Fischbein, LLC (14%)*	Packaging and	Subordinated Note
	Materials Handling	(16.5%, Due 05/13)	8,660,723	8,507,806	8,507,806
	Equipment	Membership Units
	Manufacturer	(4,200,000 units)		4,200,000	4,200,000

			8,660,723	12,707,806	12,707,806
Porter’s Group, LLC (5%)*	Metal Fabrication	Membership Units
		(4,730 units)		471,254	4,871,900

				471,254	4,871,900

Subtotal Control Investments			11,064,244	15,727,418	20,071,764

Total Investments, December 31, 2007 (121%)*			$97,369,296	$105,879,801	$113,036,240

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Interest rates on subordinated debt include cash interest rate and, where applicable, paid-in-kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.
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
     The Formation Transactions discussed above involved an exchange of shares of the Company’s common stock between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the nine months ended September 30, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation/combination. All financial data and information included in these financial statements have been presented on the basis described above.
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
Allocations and Distributions of the Fund
     During the nine months ended September 30, 2007, the Fund distributed $751,613 in cash to the former General and Limited Partners of the Fund. After consummation of the Formation Transactions, distributions of the Fund are allocated 100% to the Company.
Management Fee
     Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that is majority-owned by the Company’s Chief Executive Officer and two of the Company’s employees. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fees for the nine months ended September 30, 2007 were $232,423. In conjunction with the completion of the Offering in February 2007, the management agreement was terminated.
New Accounting Standards
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion used in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company’s adoption of SFAS 157 resulted in additional unrealized depreciation of approximately $0.2 million in the three months ended March 31, 2008. See Note 2 for a further discussion of the impact of the adoption of SFAS 157 on the Company’s financial statements and for expanded disclosures about the Company’s fair value measurements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

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
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

September 30, 2008:
Subordinated debt and 2nd lien notes	$140,325,623	82%	$137,043,202	77%
Senior debt	15,830,604	9	15,830,604	9
Equity shares	13,232,170	8	21,622,350	12
Equity warrants	1,937,904	1	2,993,200	2
Royalty rights	—	—	274,600	—

	$171,326,301	100%	$177,763,956	100%

December 31, 2007:
Subordinated debt and 2nd lien notes	$80,902,982	76%	$80,902,982	72%
Senior debt	14,728,958	14	14,728,958	13
Equity shares	9,699,689	9	15,335,900	13
Equity warrants	548,172	1	1,870,500	2
Royalty rights	—	—	197,900	—

	$105,879,801	100%	$113,036,240	100%

     During the three months ended September 30, 2008, the Company made two new investments totaling $16.2 million, one additional debt investment in an existing portfolio company of $0.2 million and one additional equity investment in an existing portfolio company of approximately $5,000. During the nine months ended September 30, 2008, the Company made ten new investments totaling $72.5 million, one additional debt investment in an existing portfolio company of $1.0 million and three additional equity investments in existing portfolio companies of approximately $0.1 million.
     During the three months ended September 30, 2007, the Company made two new investments totaling $11.2 million and one additional debt investment in an existing portfolio company of $1.9 million. During the nine months ended September 30, 2007, the Company made six new investments totaling $40.5 million, one additional debt investment in an existing portfolio company of $1.9 million and one additional equity investment in an existing portfolio company of approximately $0.1 million.
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
     Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
     Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
     Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
     The following table presents the Company’s financial instruments carried at fair value as of September 30, 2008, on the consolidated balance sheet by SFAS 157 valuation hierarchy, as previously described:

	Fair Value at September 30, 2008
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$177,763,956	$177,763,956

	$—	$—	$177,763,956	$177,763,956
	-
     The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

Nine Months
Ended
September 30,
2008
Fair value of portfolio, January 1, 2008	$113,036,240
New investments	73,645,254
Proceeds from sale of investment	(275,361)
Loan origination fees received	(1,351,996)
Principal repayments received	(8,785,117)
Payment in kind interest earned	2,555,053
Payment in kind interest payments received	(766,069)
Accretion of loan discounts	95,132
Accretion of deferred loan origination revenue	278,515
Realized gains on investments	51,089
Unrealized losses on investments	(718,784)

Fair value of portfolio, September 30, 2008	$177,763,956

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Pre-tax net unrealized gains (losses) on investments of $(480,125) and $(851,052), respectively, during the three and nine months ended September 30, 2008 are related to portfolio company investments that are still held by the Company as of September 30, 2008.

     Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to the Company which consist of certain limited procedures that the Company identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio.
     For the quarter ended March 31, 2008, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 35% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. For the quarter ended June 30, 2008, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 18% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2008. For the quarter ended September 30, 2008, the Company asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.
Warrants
     When originating a debt or preferred security, the Company will sometimes receive warrants or other equity–related securities as part of the investment transaction. The Company determines the cost basis of the warrants or other equity–related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity–related securities received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant or other equity instruments is treated as original issue discount and accreted into interest income over the life of the loan.
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
Concentration of Credit Risk
     The Company’s investees are generally lower middle–market companies in a variety of industries. At September 30, 2008, the Company had no investments that were individually greater than or equal to 10% of the total fair value of its investment portfolio. At December 31, 2007, the Company had one investment that was individually greater than or equal to 10% of the total fair value of its investment portfolio. This investment represented approximately 11% of the total fair value of the Company’s investment portfolio as of December 31, 2007. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
3. INCOME TAXES
     The Company intends to continue to qualify as a Regulated Investment Company (“RIC”) under Subchapter M of the Code. As a RIC, so long as the Company meets certain minimum distribution, source-of-income and asset diversification requirements, it generally is required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains.
     In addition, the Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for GAAP purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass–through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass–through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. Where the LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.
     For federal income tax purposes, the cost of investments owned at September 30, 2008 was approximately $174.1 million.

4. LONG–TERM DEBT
     The Company has the following debentures outstanding guaranteed by the SBA:

		Prioritized	September 30,	December 31,
Issuance/Pooling Date	Maturity Date	Return Rate	2008	2007

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.191%	6,410,000	1,210,000
March 27, 2008	September 1, 2018	6.580%	4,840,000	—
April 11, 2008	September 1, 2018	6.442%	9,400,000	—
April 28, 2008	September 1, 2018	6.442%	15,160,000	—
May 29, 2008	September 1, 2018	6.442%	5,000,000	—
May 29, 2008	September 1, 2018	6.442%	5,000,000	—
June 11, 2008	September 1, 2018	6.442%	5,000,000	—
June 24, 2008	September 1, 2018	6.442%	2,500,000	—
August 28, 2008	September 1, 2018	6.442%	1,000,000	—
August 28, 2008	September 1, 2018	6.442%	2,000,000	—
August 28, 2008	September 1, 2018	6.442%	1,000,000	—

			$93,110,000	$37,010,000

     Interest payments are payable semi–annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $130.6 million (which amount is subject to an annual inflation adjustment). With $65.3 million of regulatory capital as of September 30, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures. In addition to the one–time 1.0% fee on the total commitment from the SBA, the Company also pays a one–time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of September 30, 2008 and December 31, 2007 were 6.194% and 5.826%, respectively.
     The Company has an uncommitted short-term offering basis loan agreement with a financial institution (the “Loan Agreement”) under which the financial institution may make loans to the Company in amounts not exceeding $15.0 million in the aggregate. The term of any advances made under the Loan Agreement may not exceed 45 days and bear interest at LIBOR plus 275 basis points. As of September 30, 2008, the Company had $5.1 million outstanding under the Loan Agreement.
5. EQUITY-BASED COMPENSATION
     The Company’s Board of Directors and stockholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 900,000 shares of the Company’s Common Stock authorized for issuance. The terms of equity-based awards granted under the Plan generally will vest ratably over one- to four-year periods.
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
     On May 7, 2008, the Company’s Board of Directors granted 113,500 restricted shares of our common stock to certain employees and independent directors. These restricted shares had a total grant date fair value of approximately $1.3 million, which will be expensed on a straight-line basis over each respective award’s vesting period. In the nine months ended September 30, 2008, the Company recognized equity-based compensation expense of approximately $0.2 million. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations. As of September 30, 2008, the Company has a total of 113,500 restricted shares outstanding.

     As of September 30, 2008, there was approximately $1.1 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.2 years.
6. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007(1)

Per share data:
Net asset value at beginning of period(1)	$13.74	$13.44

Net investment income(2)	1.12	0.66
Net realized gain (loss) on investments(2)	0.01	(0.20)
Net unrealized appreciation (depreciation) on investments(2)	(0.20)	0.53

Total increase from investment operations(2)	0.93	0.99

Cash dividends paid	(0.66)	(0.17)
Stock-based compensation	0.03	—
Distribution to partners(2)	—	(0.03)
Income tax provision(2)	(0.04)	—
Other (3)	(0.24)	(0.24)

Net asset value at end of period	$13.76	$13.99

Market value at end of period(4)	$11.94	$13.60

Shares outstanding at end of period	6,917,363	6,803,863
Net assets at end of period	$95,169,327	$95,200,059
Average net assets(1)	$94,934,623	$91,788,558
Ratio of operating expenses to average net assets (annualized)	10.0%	6.6%
Ratio of net investment income to average net assets (annualized)	10.8%	6.5%
Portfolio turnover ratio	6.6%	7.4%
Total Return(5)	1.6%	(6.6%)

(1)	Net asset value as of January 1, 2007 and average net assets for the nine months ended September 30, 2007 are presented as if the Offering and Formation Transactions had occurred on January 1, 2007. See Note 1 for a further description of the basis of presentation of the Company’s financial statements.

(2)	Weighted average basic per share data.

(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(4)	Represents the closing price of the Company’s common stock on the last day of the period.

(5)	The total return for the nine months ended September 30, 2008 equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. The total return for the nine months ended September 30, 2007 equals the change in the ending market value of the Company’s common stock from the Offering price of $15.00 per share plus dividends paid per share during the period, divided by the Offering price. Total return is not annualized.

7. SUBSEQUENT EVENTS
     On October 1, 2008, the Company’s loan to CV Holdings, LLC of approximately $5.2 million (including approximately $1.0 million in PIK interest) was repaid in full. Concurrent with the repayment, the Company made a $10.7 million subordinated debt investment in CV Holdings, LLC. This investment bears interest at a rate of 16% per annum and matures in September 2013.
     On October 9, 2008, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on November 20, 2008 to all holders of record on October 30, 2008.
     On October 28, 2008, the Company repaid all of the outstanding short-term borrowings under the Loan Agreement totaling $5.1 million, plus accrued interest.
     On October 31, 2008, Triangle invested $7.8 million in Novolyte Technologies LP (“Novolyte”) consisting of $7.0 million in subordinated debt and $0.8 million in equity. Novolyte is a leading manufacturer of electrolytes used in the manufacture of lithium ion batteries, as well as high performance intermediates for other key end products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. As discussed further in Note 1 to our unaudited financial statements, on February 21, 2007, concurrent with the closing of our initial public offering (the “Offering”), we acquired Triangle Mezzanine Fund LLLP (the “Fund”) and the Fund’s General Partner, Triangle Mezzanine LLC (“TML”) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations, the financial data and information discussed herein for the nine months ended September 30, 2007 are presented as if the acquisition had occurred as of January 1, 2007.
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
     Our business is to provide capital to lower middle market companies in the United States. We define lower middle market companies as those with annual revenues between $10.0 and $100.0 million. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $2.0 and $20.0 million.
     We invest primarily in senior and subordinated debt securities secured by first and second lien security interests in portfolio company assets, coupled with equity interests. Our investments generally range from $5.0 to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 16.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however some of our debt investments pay cash interest on a quarterly basis. As of September 30, 2008 and December 31, 2007, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.2% and 13.9%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 13.0% and 12.6% as of September 30, 2008 and December 31, 2007, respectively.
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
Portfolio Composition
     The total value of our investment portfolio was $177.8 million as of September 30, 2008, as compared to $113.0 million as of December 31, 2007. As of September 30, 2008, we had investments in 35 portfolio companies with an aggregate cost of $171.3 million. As of December 31, 2007, we had investments in 26 portfolio companies with an aggregate cost of $105.9 million. As of

September 30, 2008, we had no portfolio investments that represented greater than 10% of the total fair value of our investment portfolio. As of December 31, 2007, we had one portfolio investment that represented greater than 10% of the total fair value of our investment portfolio.
     As of September 30, 2008 and December 31, 2007, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

September 30, 2008:
Subordinated debt and 2nd lien notes(1)	$140,325,623	82%	$137,043,202	77%
Senior debt(1)	15,830,604	9	15,830,604	9
Equity shares	13,232,170	8	21,622,350	12
Equity warrants	1,937,904	1	2,993,200	2
Royalty rights	—	—	274,600	—

	$171,326,301	100%	$177,763,956	100%

December 31, 2007:
Subordinated debt and 2nd lien notes(1)	$80,902,982	76%	$80,902,982	72%
Senior debt(1)	14,728,958	14	14,728,958	13
Equity shares	9,699,689	9	15,335,900	13
Equity warrants	548,172	1	1,870,500	2
Royalty rights	—	—	197,900	—

	$105,879,801	100%	$113,036,240	100%

(1)	We have changed our balance sheet presentation for all periods to net deferred loan origination revenue against the associated debt investments for all periods subsequent to the adoption of SFAS 157 on January 1, 2008.
Investment Activity
     During the nine months ended September 30, 2008, we made ten new investments totaling $72.5 million, one additional debt investment in an existing portfolio company of $1.0 million and three additional equity investments in existing portfolio companies of approximately $0.1 million. We also sold two investments in portfolio companies for approximately $0.3 million, resulting in realized gains totaling $0.1 million. We had two portfolio company loans repaid at par in the amount of $4.8 million. In addition, we received normal principal repayments, partial loan prepayments and payment in kind (PIK) interest repayments totaling approximately $4.0 million in the nine months ended September 30, 2008. Total portfolio investment activity for the nine months ended September 30, 2008 was as follows:

Nine Months Ended September 30, 2008(1)
Fair value of portfolio, January 1, 2008	$113,036,240
New investments	73,645,254
Proceeds from sale of investment	(275,361)
Loan origination fees received	(1,351,996)
Principal repayments received	(8,785,117)
Payment in kind interest earned	2,555,053
Payment in kind interest payments received	(766,069)
Accretion of loan discounts	95,132
Accretion of deferred loan origination revenue	278,515
Realized gains on investments	51,089
Unrealized losses on investments	(718,784)

Fair value of portfolio, September 30, 2008	$177,763,956

Weighted average yield on debt investments as of September 30, 2008	14.2%

Weighted average yield on total investments as of September 30, 2008	13.0%

(1)	We have changed our balance sheet presentation for all periods to net deferred loan origination revenue against the associated debt investments for all periods subsequent to the adoption of SFAS 157 on January 1, 2008.

Non-Accrual Assets
     Bruce Plastics, Inc.
     In the first quarter of 2008, based on the financial difficulties of the borrower, we recognized an unrealized loss of $0.9 million on our subordinated note investment in Bruce Plastics, Inc. (“Bruce”), which has a cost of approximately $1.4 million. This unrealized loss reduced the fair value of our investment in Bruce to $0.5 million as of March 31, 2008. During the first quarter of 2008, we continued to receive interest payments in accordance with our loan agreement. In April 2008, we placed our investment in Bruce on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our investment in Bruce. Concurrent with this decision to place Bruce on non-accrual status, we recognized an additional unrealized loss on our investment in Bruce of $0.5 million. As of September 30, 2008, the fair value of our investment in Bruce is zero.
     Fire Sprinkler Systems, Inc.
     In the second quarter of 2008, we recognized an unrealized loss of $0.3 million on our subordinated note investment in another of our portfolio companies, Fire Sprinkler Systems, Inc. (“Fire Sprinkler Systems”). This unrealized loss reduced the fair value of our investment in Fire Sprinkler Systems to $2.1 million as of June 30, 2008. In the third quarter of 2008, based on the continued underperformance of Fire Sprinkler Systems, we recognized an additional unrealized loss on our investment of $0.7 million. As of September 30, 2008, the fair value of our investment in Fire Sprinkler Systems is $1.4 million. During both the second and the third quarter of 2008, we continued to receive interest payments in accordance with our loan agreement. In October 2008, we placed our investment in Fire Sprinkler Systems on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our investment in Fire Sprinkler Systems.
Results of Operations
Comparison of three months ended September 30, 2008 and September 30, 2007
Investment Income
     For the three months ended September 30, 2008, total investment income was $5.9 million, a 63% increase from $3.6 million of total investment income for the three months ended September 30, 2007. This increase was primarily attributable to a $2.0 million increase in total loan interest, fee and dividend income and a $0.7 million increase in total paid-in-kind interest income due to a net increase in our portfolio investments from September 30, 2007 to September 30, 2008, partially offset by a $0.4 million decrease in interest income from cash and cash equivalent investments due to (i) a significant decrease in average cash balances in the third quarter of 2008 over the comparable period in 2007 and (ii) a decrease in overall interest rates. Non-recurring fee income was $0.1 million for the three months ended September 30, 2008 as compared to $0.3 million for the three months ended September 30, 2007.
Expenses
     For the three months ended September 30, 2008, expenses increased by 66% to $2.7 million from $1.6 million for the three months ended September 30, 2007. The increase in expenses was primarily attributable to a $0.6 million increase in interest expense and a $0.4 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended September 30, 2008 than in the comparable period in 2007. As a result of the Offering and the Formation Transactions described in Note 1 to our unaudited financial statements, we are an internally managed investment company and on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. As of September 30, 2008, we had 14 full-time employees, as compared to 10 full-time employees as of September 30, 2007. In addition, we experienced an increase in general and administrative costs in 2008 associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs.
Net Investment Income
     As a result of the $2.3 million increase in total investment income and the $1.1 million increase in expenses, net investment income for the three months ended September 30, 2008 was $3.2 million compared to net investment income of $2.0 million during the three months ended September 30, 2007.
Net Increase in Net Assets Resulting From Operations
     In the three months ended September 30, 2008, we recorded net unrealized depreciation of investments in the amount of $0.7 million, comprised of unrealized gains on ten investments totaling $1.8 million and unrealized losses on ten investments totaling $2.5 million. In addition, we recognized a realized gain of $0.1 million during the three months ended September 30, 2008, related to the sale of an investment in a portfolio company.

     During the three months ended September 30, 2007, we recorded net unrealized appreciation of investments in the amount of $1.2 million, comprised of unrealized gains on eight investments totaling $2.4 million and unrealized losses on ten investments totaling $1.2 million. In addition, we recognized a realized gain of $0.1 million on an investment in a portfolio company during the three months ended September 30, 2007. This realized gain resulted from the writeoff of original issue discount related to the prepayment of the portfolio company’s outstanding subordinated note.
     As a result of these events, our net increase in net assets from operations during the three months ended September 30, 2008 was $2.5 million as compared to $3.4 million for the three months ended September 30, 2007.
Comparison of nine months ended September 30, 2008 and September 30, 2007
Investment Income
     For the nine months ended September 30, 2008, total investment income was $14.8 million, a 64% increase from $9.0 million of total investment income for the nine months ended September 30, 2007. This increase was primarily attributable to a $5.5 million increase in total loan interest, fee and dividend income and a $1.5 million increase in total paid-in-kind interest income due to a net increase in our portfolio investments from September 30, 2007 to September 30, 2008, partially offset by a $1.2 million decrease in interest income from cash and cash equivalent investments due to (i) a significant decrease in average cash balances in the first nine months of 2008 over the comparable period in 2007 and (ii) a decrease in overall interest rates. Non-recurring fee income was $0.4 million for the nine months ended September 30, 2008 as compared to $0.5 million for the nine months ended September 30, 2007.
Expenses
     For the nine months ended September 30, 2008, expenses increased by 56% to $7.1 million from $4.6 million for the nine months ended September 30, 2007. The increase in expenses was primarily attributable to a $1.6 million increase in general and administrative expenses and a $1.0 million increase in interest expense. As a result of the Offering and the Formation Transactions described in Note 1 to our unaudited financial statements, we are an internally managed investment company and on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. As of September 30, 2008, we had 14 full-time employees, as compared to 10 full-time employees as of September 30, 2007. In addition, we experienced an increase in general and administrative costs in 2008 associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the nine months ended September 30, 2008 than in the comparable period in 2007. These increases in general and administrative costs and interest costs were partially offset by a $0.2 million decrease in management fees. We incurred no management fees in the first nine months of 2008 compared to $0.2 million in management fees in the first nine months of 2007.
Net Investment Income
     As a result of the $5.8 million increase in total investment income and the $2.5 million increase in expenses, net investment income for the nine months ended September 30, 2008 was $7.7 million compared to net investment income of $4.4 million during the nine months ended September 30, 2007.
Net Increase in Net Assets Resulting From Operations
     For the nine months ended September 30, 2008, net realized gain on non-control/non-affiliate investments was $0.1 million which related to a realized gain on one investment. For the nine months ended September 30, 2007, net realized loss on non-control/non-affiliate investments was $1.5 million, all of which related to one investment. In addition, we recognized a realized gain of $0.1 million on an affiliate investment during the nine months ended September 30, 2007. This realized gain resulted from the writeoff of original issue discount related to the prepayment of the portfolio company’s outstanding subordinated note.
     In the nine months ended September 30, 2008, we recorded net unrealized depreciation of investments in the amount of $1.4 million, comprised of unrealized gains on ten investments totaling $4.0 million and unrealized losses on thirteen investments totaling $5.4 million. During the nine months ended September 30, 2007, we recorded net unrealized appreciation of investments in the amount of $3.5 million, comprised primarily of an unrealized gain reclassification adjustment of approximately $1.5 million related to the realized loss noted above. In addition, in the nine months ended September 30, 2007, we recorded unrealized gains on eleven other investments totaling $4.3 million and unrealized losses on ten investments totaling $2.3 million.
     As a result of these events, our net increase in net assets from operations during the nine months ended September 30, 2008 was $6.1 million as compared to $6.7 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
     For the nine months ended September 30, 2008, we experienced a net decrease in cash and cash equivalents in the amount of $5.9 million. During that period, our operating activities used $58.2 million in cash, consisting primarily of new portfolio investments of $73.6 million, offset by repayments of loans received and proceeds from sales of investments of $9.1 million. We generated $52.3 million of cash from financing activities, consisting of proceeds from borrowings under SBA guaranteed debentures payable of $56.1 million and short-term borrowings of $5.1 million, partially offset by financing fees paid of $2.3 million and cash dividends paid of $6.6 million. At September 30, 2008, we had $15.9 million of cash and cash equivalents on hand.
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
Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of September 30, 2008 is currently $130.6 million (which amount is subject to an annual inflation adjustment). Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     With $65.3 million of regulatory capital as of September 30, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures. In addition to the one–time 1.0% fee on the total commitment from the SBA, the Company also pays a one–time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of September 30, 2008 was 6.194%.
Current Market Conditions
     During 2008, the debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions in the U.S and abroad, which many believe is a recession and could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization of 2008 in early October 2008. These events have significantly impacted the financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. While we have capacity to issue additional SBA guaranteed debentures as discussed above, we may not be able to access additional equity capital, which could result in the slowing of our origination activity during 2009 and beyond.
     In the event that the United States economy enters into a protracted recession, it is possible that the results of some of the middle market companies in which we invest could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions which could have a negative impact on our future results.

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

Level 1 –	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 –	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 –	inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
     Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to us, which consist of certain limited procedures that we identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio.
     For the quarter ended March 31, 2008, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 35% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. For the quarter ended June 30, 2008, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 18% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2008. For the quarter ended September 30, 2008, we asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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
New Accounting Standards
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion used in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Our adoption of SFAS 157 resulted in additional unrealized depreciation of approximately $0.2 million in the three months ended March 31, 2008. See Note 2 to our unaudited financial statements for a further discussion of the impact of the adoption of SFAS 157 on our financial statements and for expanded disclosures about our fair value measurements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The adoption of SFAS 159 did not have a material impact on our financial statements.

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
     Three members of our management, including our Chief Executive Officer, collectively own approximately 67% of Triangle Capital Partners, LLC. As of September 30, 2008, Triangle Capital Partners, LLC does not own any shares of Triangle Capital Corporation’s common stock. Prior to the closing of the Offering, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million in management fees from the Fund during the nine months ended September 30, 2007. This agreement terminated upon the closing of the Offering.

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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2008, we were not a party to any hedging arrangements.
     As of September 30, 2008, approximately 87.0%, or $133.0 million of our debt portfolio investments bore interest at fixed rates and approximately 13.0%, or $19.9 million of our debt portfolio investments bore interest at variable rates. A 100 basis point decrease in the interest rates on our variable-rate debt investments would decrease our investment income by approximately $0.2 million on an annual basis. All of our pooled SBA debentures bear interest at fixed rates.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position and results of operations. Further economic downturns or recessions could impair our portfolio companies’ financial position and operating results and disproportionately affect the industries in which we invest, which could, in turn, harm our operating results and reduce our volume of new investments.
     During 2007 and 2008, the capital markets in the United States and abroad appear to have entered into an economic downturn and possible recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the debt capital markets. The longer this economic downturn persists, the greater the probability that these risks could have an adverse effect on our operations and financial results.
     Many of the companies in which we have made or will make investments may be susceptible to economic downturns or recessions. An economic downturn or recession may affect the ability of a company to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic downturns or recessions could lead to financial losses in our portfolio and decreases in revenue, net income and assets.
     Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.
Our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or fails to perform as we expect.
     Our portfolio consists primarily of debt and equity investments in privately owned middle-market businesses. Compared to larger publicly owned companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the management talents and efforts of an individual or a small group of persons. The loss of any of their key employees could affect their ability to compete effectively and harm their financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay their obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.
     Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk, than loans made to companies who have access to traditional credit sources.
     Generally, little, if any, public information is available about such companies. Therefore, we must rely on our employees’ diligence to obtain the information needed to make well-informed investment decisions. If we do not uncover material information about these companies, we may not make a fully informed investment decision, which could, in turn cause us to lose money on our investments.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
     Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.
Regulations governing our operation as a business development company may affect our ability to raise additional capital through the issuance of our common stock.
Due to restrictions under the Investment Company Act of 1940 (the “1940 Act”), we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 7, 2008, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending May 6, 2009. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. For an explanation as to the potential dilutive effect of an offering of our common stock at a price below net asset value, please see the illustration below.

     Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value.  Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The net asset value per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to net asset value, or NAV, and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its NAV per share.

	Prior to Sale	Following Sale	Percentage
	Below NAV	Below NAV	Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000	4.0%
NAV per share	$10.00	$9.98	(0.2%)
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000 (1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%	(3.8%)
Total Interest of Stockholder A	$100,000	$99,808	(0.2%)

(1)	Assumes that Stockholder A does not purchase additional shares in equity offering of shares below NAV.
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
     We believe that substantially all of our investments are currently or will in the future constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
     We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our regulated investment company asset diversification requirements and certain SBA diversification requirements for our investments held by our wholly-owned subsidiary, Triangle Mezzanine Fund LLLP, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the three months ended September 30, 2008, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 65,580 shares of our common stock for $860,419.79 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend for the third quarter of 2008. The following chart summarizes repurchases of our common stock for the three months ended September 30, 2008.

Maximum
Number (or
Approximate
Dollar Value)
of Shares that
			Total Number of	May Yet Be
			Shares Purchased as	Purchased
			Part of Publicly	Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or
Period	Shares(1)	per Share	Programs	Programs
July 1-31, 2008	—	—	—	—
August 1-30, 2008	—	—	—	—
September 1-30, 2008	65,580	$13.12	—	—
Total	65,580	$13.12	—	—

(1)	All shares purchased in the open market pursuant to the terms of our Registrant’s Dividend Reinvestment Plan.
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

TRIANGLE CAPITAL CORPORATION

Date: November 6, 2008	/s/ Garland S. Tucker, III Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: November 6, 2008	/s/ Steven C. Lilly

Steven C. Lilly
Chief Financial Officer and Director

Date: November 6, 2008	/s/ C. Robert Knox, Jr.

C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, New Triangle GP, LLC, and Triangle Mezzanine LLC (Filed as Exhibit (k)(7) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Triangle Capital Corporation, TCC Merger Sub, LLC and Triangle Mezzanine Fund LLLP (Filed as Exhibit (k)(8) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Registrant (Filed as Exhibit (b) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s post -effective amendment to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.