Form 10-K
period 2008-12-31
Triangle Capital CORP
filed 2009-02-25
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33130

Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1798488 (I.R.S. Employer Identification No.)
3700 Glenwood Avenue, Suite 530 Raleigh, North Carolina (Address and zip code of principal executive offices)	27612 (Zip Code)

Registrant’s telephone number, including area code:
(919) 719-4770

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $70,555,444.

The number of shares outstanding of the registrant’s Common Stock on February 20, 2009 was 7,047,663.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K, and certain exhibits previously filed with the Securities and Exchange commission are incorporated by reference into Part IV of this Annual Report.

TRIANGLE CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	42
Item 2.	Properties	42
Item 3.	Legal Proceedings	42
Item 4.	Submission of Matters to a Vote of Security Holders	42

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6.	Selected Financial Data	48
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	62
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A(T).	Controls and Procedures	63
Item 9B.	Other Information	64

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	65
Item 11.	Executive Compensation	65
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13.	Certain Relationships and Related Transactions, and Director Independence	66
Item 14.	Principal Accountant Fees and Services	66

PART IV
Item 15.	Exhibits and Financial Statement Schedules	67
Signatures		70
Exhibits
EX-3.4
EX-4.9
EX-4.10
EX-4.11
EX-4.12
EX-4.13
EX-4.14
EX-4.15
EX-4.16
EX-4.17
EX-4.18
EX-4.19
EX-14.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Formation of Our Company

We are a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring 100% of the equity interests in Triangle Mezzanine Fund LLLP (the “Fund”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in our initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to the Fund prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including the Fund, after the IPO. At the time of closing of the IPO, we consummated the following formation transactions (“Formation Transactions”):

•	We acquired 100% of the limited partnership interests in the Fund, which became our wholly owned subsidiary, retained its license by the United States Small Business Administration (the “SBA”) to operate as a small business investment company (an “SBIC”), continued to hold its existing investments and to make new investments with the net proceeds of the IPO.

•	We acquired 100% of the equity interests in TML, the general partner of the Fund.

The IPO consisted of the sale of 4,770,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds to us of approximately $64.7 million after deducting offering costs. As a result of the IPO and the Formation Transactions described above, we and the Fund are closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act.

The following chart reflects graphically our organizational structure after the IPO and consummation of the Formation Transactions:

(1)	Based on 6,686,760 shares of common stock outstanding immediately after the IPO and consummation of the Formation Transactions.

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

We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $2.0 and $20.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.

Our investments generally range from $5.0 to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments. We are continuing to operate the Fund as an SBIC and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2008, we had investments in 34 portfolio companies, with an aggregate cost of $180.2 million.

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

We typically invest in senior secured debt and subordinated notes. Senior subordinated notes are junior to senior secured debt but senior to other series of subordinated notes. Our senior secured debt investments and subordinated note investments generally have terms of three to seven years. Our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 350 basis points to LIBOR plus 950 basis points and our subordinated debt investments generally provide for fixed interest rates between 12.0% and 19.0% per annum. Our subordinated note investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment-in-kind, or PIK interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as we have to pay out such accrued interest as dividends to our stockholders, and we may have to borrow money or raise additional capital in order to meet the requirement of having to pay out at least 90.0% of our income to continue to qualify as a Regulated Investment Company, or RIC, for federal tax purposes. At December 31, 2008, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.4% and the weighted average yield on all of outstanding investments (including equity and equity-linked investments) was approximately 13.2%.

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

Investment Committees

Triangle Capital Corporation has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Capital Corporation or any of its subsidiaries, other than investments made by Triangle Mezzanine Fund. The members of the Triangle Capital Corporation investment committee are Messrs. Garland S. Tucker III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Tarlton H. Long, and David F. Parker. Triangle Mezzanine Fund has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Mezzanine Fund.

The members of the Triangle Mezzanine Fund investment committee are Messrs. Garland S. Tucker III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Tarlton H. Long, and David F. Parker. Both Jeffrey A. Dombcik’s and Douglas A. Vaughn’s appointments to the Triangle Mezzanine Fund investment committee are contingent upon our receiving confirmation from the U.S. Small Business

Administration. For purposes of the discussion herein, any reference to the “investment committee” refers to both the investment committee of Triangle Capital Corporation and the investment committee of Triangle Mezzanine Fund.

Investment Process

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

In connection with the monitoring of our portfolio companies, each investment we hold is rated based upon the following numeric investment rating system:

Investment
Rating	Description

10	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment has been positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.
9	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment may have been or is soon to be positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.
8	Investment is performing above original expectations and possibly 21.0% to 30.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Capital gain is expected.
7	Investment is performing above original expectations and possibly 11.0% to 21.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.
6	Investment is performing above original expectations and possibly 5.0% to 11.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.
5	Investment is performing in line with expectations. Full return of principal and interest is expected. Depending on age of transaction, potential for nominal capital gain may be expected.
4	Investment is performing below expectations, but no covenant defaults have occurred. Full return of principal and interest is expected. Little to no capital gain is expected.
3	Investment is in default of transaction covenants but interest payments are current. No loss of principal is expected.
2	Investment is in default of transaction covenants and interest (and possibly principal) payments are not current. A principal loss of between 1.0% and 33.0% is expected.
1	Investment is in default of transaction covenants and interest (and possibly principal) payments are not current. A principal loss of between 34.0% and 67.0% is expected.
0	Investment is in default and a principal loss of between 68.0% and 100.0% is expected.

Valuation Process and Determination of Net Asset Value

Valuation Process

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. We invest primarily in debt and equity of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, we value all of our investments at fair value, as determined in good faith by our Board of Directors, using Level 3 inputs, as further described below. Due to the inherent uncertainty in the valuation process, our Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.”

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

In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes the amortized original issue discount, and payment — in — kind (PIK) interest, if any. We also use the risk rating system discussed above under “Investment Rating System” to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.

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

Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to us, which consist of certain limited procedures that we identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our shareholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio. For a further discussion of Duff & Phelps’ procedures, see the section entitled “Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report.

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

Our competitors also do not always require equity components in their investments. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We may face increasing competition for investment opportunities.”

Brokerage Allocation and Other Practices

Since we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the year ended December 31, 2008.

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

Employees

At December 31, 2008, we employed fourteen individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.

Election to be Regulated as a Business Development Company and Regulated Investment Company

We and the Fund have elected to be regulated as BDCs under the 1940 Act. In addition, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our election to be regulated as a BDC and our election to be treated as a RIC have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

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

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. Any capital gains we recognized prior to the effective date of our election to be taxed as a RIC will, when distributed to our shareholders, be taxed as ordinary income and not as capital gains, as would have been the case had we been taxed as a RIC as of the date of the IPO. However, such distribution may qualify for taxation at reduced rates applicable to qualifying dividend income.

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

As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200.0%. For this purpose, senior securities include all borrowings (other than SBA leverage and certain other short-term borrowings) and any preferred stock we may issue in the future. Additionally, our ability to continue to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage test.

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

Exemptive Relief

The 1940 Act prohibits certain transactions between us, the Fund, as well as our and their affiliates, without first obtaining an exemptive order from the SEC. We and the Fund filed a joint exemptive application with the SEC in 2007 requesting relief under various Sections of the 1940 Act that would permit us, as the BDC parent, and the Fund, as a BDC/SBIC subsidiary, to operate effectively as one company for 1940 Act regulatory purposes. Specifically, the application requested relief for us and the Fund to (a) engage in certain transactions with each other, (b) invest in securities in which the other is an investor and engage in transactions with portfolio companies that would not otherwise be prohibited if the BDC and its subsidiary were one company, (c) be subject to modified consolidated asset coverage requirements for senior securities issued by the BDC and the BDC/SBIC subsidiary, (d) allow the BDC/SBIC subsidiary to have the maximum amount of borrowing capacity for SBICs permitted under the SBA and the 1940 Act, and (e) allow the Fund, as the BDC/SBIC subsidiary, to file Exchange Act reports on a consolidated basis with us, the parent BDC. In October 2008, the SEC issued an exemptive relief order approving the above requests.

In addition, under current SEC rules and regulations, BDCs may not grant options or restricted stock to directors who are not officers or employees of the business development company. Similarly, under the 1940 Act, BDCs cannot issue stock for services to their executive officers and employees other than options, warrants and rights to acquire capital stock. In March 2008, we received an exemptive relief order from the SEC that permits us to grant restricted stock to our independent directors as a portion of their compensation for service on our Board of Directors and permits us to grant restricted stock in exchange for or in recognition of services by our executive officers and employees.

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

Code of Ethics

We have adopted the Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP, a code of ethics pursuant to Rule 17j-1 under the 1940 Act, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of the code of ethics, see “Business — Available Information.”

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

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2008, we had issued $115.1 million of SBA-guaranteed debentures, which had an annual weighted average interest rate of 5.81%, which includes $93.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.19% and $22.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 4.19%. As of December 31, 2008, SBA regulations limited the dollar amount of outstanding SBA-guaranteed debentures that may be issued by any one SBIC (or group of SBICs under common control) to $137.1 million (which amount is subject to an annual inflation adjustment). Under the provisions of the recently enacted American Recovery and Reinvestment Act of 2009, our maximum borrowing under the SBA-guaranteed debenture program has been increased to $150 million. With $65.3 million of regulatory capital as of December 31, 2008, we have the current capacity to issue up to a total of $130.6 million of SBA-guaranteed debentures.

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

Election to be Taxed as a Regulated Investment Company

As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code effective January 1, 2007. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders (other than any built-in gain recognized before January 1, 2017). We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.0% of our capital gain net income for each calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities (the “90.0% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•	no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses (the “Diversification Tests”).

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business — Regulation of Business Development Companies — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 15.0%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to Qualifying Dividends and, therefore, generally will not qualify for the 15.0% maximum rate applicable to Qualifying Dividends. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently taxable at a maximum rate of 15.0% in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

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

In any fiscal year, we may elect to make distributions to our stockholders in excess of our taxable earnings for that fiscal year. As a result, a portion of those distributions may be deemed a return of capital to our stockholders.

The Internal Revenue Service recently issued guidance that permits certain distributions made by a RIC consisting of both cash and its stock to be treated as dividend distributions for purposes of satisfying the annual distribution requirements applicable to RICs. Based on that guidance, if we satisfy certain requirements, including the requirement that at least 10% of the total value of any such distribution consists of cash, the cash and our shares that we distribute will be treated as a dividend, to the extent of our earnings and profits. If we make such a distribution to our stockholders, each of our stockholders will be required to treat the total value of the distribution that each shareholder receives as a dividend, to the extent of each shareholder’s pro-rata share of our earnings and profits, regardless of whether such shareholder receives cash, our shares or a combination of cash and our shares.

We advise each of our stockholders that the taxes resulting from your receipt of a distribution consisting of cash and our shares may exceed the cash that you receive in the distribution. We urge each of our stockholders to consult your tax advisor regarding the specific federal, state, local and foreign income and other tax consequences of distributions consisting of both cash and our shares.

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

In general, individual U.S. stockholders currently are subject to a maximum federal income tax rate of 15.0% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), recognized prior to January 1, 2011, including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35.0% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service (including the amount of dividends, if any, eligible for the 15.0% maximum rate). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because our income generally will not consist of Qualifying Dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

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

In general, distributions of our “investment company taxable income” to Non-U.S. stockholders (other than certain distributions derived from net long-term capital gains, certain short-term capital gains and certain interest income interest income, as described below) will be subject to withholding of federal tax at a 30.0% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, and, if an income tax treaty applies, attributable to a permanent establishment in the United States, we will not be required to withhold federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)

With respect to certain distributions of (1) U.S.-source interest income that meets certain requirements, and (2) net short-term capital gains in excess of net long-term capital losses, in each case to the extent we properly designate such distributions, made to Non-U.S. stockholders in our taxable years beginning after December 31, 2004 and before January 1, 2010, no withholding will be required and the distributions generally will not be subject to federal income tax if (i) the distributions are properly designated in a notice timely delivered to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. Currently, we do not anticipate that a significant amount of our distributions will be eligible for this exemption from withholding.

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, will not be subject to federal withholding tax and generally will not be subject to federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States), or in the case of an individual stockholder, the stockholder is present in the U.S. for a period or periods aggregating 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.

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

As a RIC, we will be subject to the alternative minimum tax (“AMT”), but any items that are treated differently for AMT purposes must be apportioned between us and our stockholders and this may affect the stockholders’ AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued by the Internal Revenue Service, we intend in general to apportion these items in the same proportion that dividends paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless we determine that a different method for a particular item is warranted under the circumstances.

Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Failure to Qualify as a Regulated Investment Company

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

Available Information

We intend to make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.tcap.com) without charge as soon as reasonably practicable following our filing of such reports with the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, Triangle Capital Corporation, 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612.

Further, a copy of this Annual Report is obtainable from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and our other filings at www.sec.gov.

We have adopted a code of ethics for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP, which we call our “Code of Conduct”), which every director, officer and employee is expected to observe. The Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP is publicly available on our website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm and is referenced in this Annual Report as Exhibit 14.1.

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

Our ability to achieve our investment objective will depend on our ability to effectively manage and deploy our available capital, which will depend, in turn, on our management team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria. We cannot assure you that we will achieve our investment objective.

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

Even if we are able to grow and build upon our investment operations in a manner commensurate with the increased capital available to us as a result of our recent IPO, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report, it could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.

Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. Typically there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors based on input from management, a third party independent valuation firm and our audit committee.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, is to a certain degree subjective and dependent on the judgment of our board. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, comparisons to comparable transactions, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our Securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position and results of operations. Further deterioration in the economy could impair our portfolio companies’ financial position and operating results and disproportionately affect the industries in which we invest, which could, in turn, harm our operating results and reduce our volume of new investments.

There have been unusual disruptions in the capital markets in the United States and abroad since 2007. These disruptions have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the debt capital markets. The longer this economic downturn persists, the greater the probability that these risks could have an adverse effect on our operations and financial results.

Many of the companies in which we have made or will make investments may be susceptible to an economic downturn or recession. An economic downturn or recession may affect the ability of a company to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, our non-performing assets could increase and the value of our portfolio could decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. An economic downturn or recession could lead to financial losses in our portfolio and decreases in revenue, net income and assets.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.

We may face increasing competition for investment opportunities.

We compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas they have not traditionally invested in, including making investments in lower middle market companies. As a result of these new entrants, competition for investment opportunities in lower middle market companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could result in less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We are dependent upon our key investment personnel for our future success.

We depend on the members of our senior management team, particularly Garland S. Tucker III, Brent P.W. Burgess and Steven C. Lilly, for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

We have experienced competition in attracting and retaining qualified personnel, particularly investment professionals, and we may be unable to maintain or grow our business if we cannot attract and retain such personnel. Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which we compete for experienced personnel have greater resources than we have.

The competitive environment for qualified personnel may require us to take certain measures to ensure that we are able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of our overall compensation packages, altering the structure of our compensation packages through the use of additional forms of compensation, or other steps. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our management team will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management team fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We have limited operating history as a business development company and as a regulated investment company, which may impair your ability to assess our prospects.

The 1940 Act imposes numerous constraints on the operations of BDCs. Prior to the consummation of our initial public offering in February 2007, we had not operated, and our management team had no experience operating, as a BDC under the 1940 Act or as a RIC under Subchapter M of the Code. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. Our management team’s limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would further decrease our operating flexibility.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities.  Currently we, through Triangle SBIC, issue debt securities guaranteed by the SBA. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

•	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

•	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock.  We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 7, 2008, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending May 6, 2009. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. Currently, we do not have senior securities outstanding and therefore are not limited by this ratio.

On December 31, 2008, we had $115.1 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of 5.81%. The calculation of this weighted average interest rate includes i) the interim rates charged on $22.0 million of SBA guaranteed debentures that have not yet been pooled and ii) the fixed rates charged on $93.1 million of pooled SBA guaranteed debentures. The unpooled SBA-guaranteed debentures have a weighted average interim interest rate of 4.19% and the pooled SBA guaranteed debentures have a weighted average interest rate of 6.19%.

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

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC or group of SBICs under common control to $150.0 million (which amount is subject to an annual inflation adjustment). Moreover, an SBIC may not borrow an amount in excess of two times its regulatory capital. As of December 31, 2008, the Fund had issued $115.1 million in debentures guaranteed by the SBA. With $65.3 million of regulatory capital as of December 31, 2008, we have the current capacity to issue up to a total of $130.6 million of SBA-guaranteed debentures. While we cannot presently predict whether or not we will borrow the maximum permitted amount, if we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. The Fund will need to generate sufficient cash flow to make required interest payments on the debentures. If the Fund is unable to meet its financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the Fund’s assets over our stockholders in the event we liquidate the Fund or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, the SBA must approve our independent directors before the Fund will be permitted to issue additional debentures guaranteed by the SBA.

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

Our board of directors has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from any future offerings of our common stock and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those currently contemplated.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

We have elected to be treated as a RIC under the Code, which generally will allow us to avoid being subject to an entity level tax. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4.0% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. See “Material U.S. Federal Income Tax Considerations.” Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may not be able to pay you dividends, our dividends may not grow over time, and a portion of dividends paid to you may be a return of capital.

We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, the Fund’s compliance with applicable SBIC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes.

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

In order to satisfy the requirements applicable to a RIC and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we become a RIC, which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on May 7, 2008, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending May 6, 2009. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We, the Fund and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain low-cost leverage and, therefore, our competitive advantage over other finance companies.

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

We may not have the funds or ability to make additional investments in our portfolio companies.

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

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

Finally, the value of the collateral securing our debt investment will ultimately depend on market and economic conditions, the availability of buyers and other factors. Therefore, there can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our second priority liens after payment in full of all obligations secured by the senior lender’s first priority liens on the collateral. There is also a risk that such collateral securing our investments may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by our second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in investment income, net investment income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

An economic downturn could disproportionately impact the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could negatively impact our financial results. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our loan originations and investments and negatively impact our financial results.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. At our Annual Stockholders Meeting on May 7, 2008, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending May 6, 2009. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

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

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital. The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	loss of RIC status or the Fund’s status as an SBIC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	loss of a major funding source;

•	fluctuations in interest rates;

•	the operating performance of companies comparable to us;

•	departure of our key personnel;

•	global or national credit market changes; and

•	general economic trends and other external factors.

As illustrated by recent events in the market for subprime loans, and mortgage securities generally, the market for any security is subject to volatility. The loans and securities purchased by us and issued by us are no exception to this fundamental investment truism that prices will fluctuate, although we lack any material exposure to the subprime and mortgage markets.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

As of December 31, 2008, we had 6,917,363 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 11,027 square feet of office space located at 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612. We believe that our current facilities are adequate for our business as we intend to conduct it.

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

	High	Low

February 15, 2007 to March 31, 2007	$16.00	$13.45
Second Quarter of 2007	15.79	13.58
Third Quarter of 2007	14.99	11.95
Fourth Quarter of 2007	14.50	10.75
First Quarter of 2008	13.40	12.94
Second Quarter of 2008	12.25	11.85
Third Quarter of 2008	13.75	9.91
Fourth Quarter of 2008	13.18	4.00

As of February 13, 2009, there were approximately 78 holders of record of the common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

Dividends Declared

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.

The following table summarizes our distributions declared since February 21, 2007, the date of our IPO:

	Record	Payment
Date Declared	Date	Date	Amount

May 9, 2007	May 31, 2007	June 28, 2007	$0.15
August 8, 2007	August 30, 2007	September 27, 2007	0.26
November 7, 2007	November 29, 2007	December 27, 2007	0.27
December 14, 2007	December 31, 2007	January 28, 2008	0.30
May 7, 2008	June 5, 2008	June 26, 2008	0.31
July 21, 2008	August 14, 2008	September 4, 2008	0.35
October 9, 2008	October 30, 2008	November 20, 2008	0.38
December 7, 2008	December 23, 2008	January 6, 2009	0.40

Each year, a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid form net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent that our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

The table below shows the detail of our distributions for the years ended December 31, 2008 and 2007:

December 31, 2008:
Ordinary income	$1.53	100.0%

Total reported on tax Form 1099-DIV	$1.53	100.0%

December 31, 2007:
Ordinary income	$0.89	100.0%

Total reported on tax Form 1099-DIV	$0.89	100.0%

Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various subcategories which have differing tax treatments to shareholders. Those subcategories are not presented herein.

Dividend Policy

We generally intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our stockholders of any retained net capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business — Material U.S. Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Regulation of Business Development Companies.”

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

Equity Compensation Plans

Our equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” to be filed with the Commission.

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index and the Nasdaq Composite Index for the two years ended December 31, 2008. This comparison assumes $100.00 was invested at the closing price of our common stock on February 15, 2007 (the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation Peer
Group Index, and the Nasdaq Composite Index

	2/15/07	3/31/07	6/30/07	9/30/07	12/31/07
Triangle Capital Corporation	100.00	91.03	95.43	93.44	89.40
Triangle Capital Corporation Peer Group Index(2)	100.00	96.03	97.44	96.63	76.06
NASDAQ Composite Index	100.00	100.27	107.82	111.83	109.88

	3/31/08	6/30/08	9/30/08	12/31/08
Triangle Capital Corporation	85.94	84.29	90.74	83.45
Triangle Capital Corporation Peer Group Index(2)	74.22	54.38	52.64	12.41
NASDAQ Composite Index	94.14	94.77	86.70	65.17

(1)	From February 15, 2007, the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering to December 31, 2008.

(2)	The Triangle Capital Corporation Peer Group consists of the following internally-managed closed-end investment companies that have elected to be regulated as BDCs under the 1940 Act: Allied Capital Corporation, American Capital Strategies Ltd., Harris & Harris Group, Inc., Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, MCG Capital Corporation and Patriot Capital Funding, Inc.

Issuer Purchases of Equity Securities

Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value.

During the three months ended December 31, 2008, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 78,674 shares of our common stock for $844,368 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend paid in the fourth quarter of 2008. The following chart summarizes repurchases of our common stock for the three months ended December 31, 2008.

Maximum
Number (or
Approximate
Dollar Value)
of Shares That
			Total Number of	May Yet Be
			Shares Purchased	Purchased
			as Part of Publicly	Under the
	Total Number of	Average Price Paid	Announced Plans	Plans or
Period	Shares(1)	per Share	or Programs	Programs

October 1-31, 2008	—	—	—	—
November 1-30, 2008	78,674	$10.7324	—	—
December 1-31, 2008	—	—	—	—
Total	78,674	$10.7324	—	—

(1)	All shares purchased in the open market pursuant to the terms of our Dividend Reinvestment Plan.

Item 6.	Selected Financial Data.

As discussed further in Note 1 to our financial statements included in Item 8 of this Annual Report on Form 10-K, on February 21, 2007, concurrent with the closing of our initial public offering (the “IPO”), we acquired the Fund and TML (the Fund’s General Partner) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations, the selected historical financial and other data below for the year ended December 31, 2007 are presented as if the acquisition had occurred as of January 1, 2007. In addition, the selected historical financial and other data below for the years ended December 31, 2004, 2005 and 2006 are presented on a combined basis in order to provide comparative information with respect to prior periods. The selected financial data at and for the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)

Income statement data:
Investment income:
Total interest, fee and dividend income	$1,969	$5,855	$6,443	$10,912	$21,056
Interest income from cash and cash equivalent investments	18	108	280	1,824	303

Total investment income	1,987	5,963	6,723	12,736	21,359
Expenses:
Interest expense	339	1,543	1,834	2,073	4,228
Amortization of deferred financing fees	38	90	100	113	255
Management fees	1,564	1,574	1,589	233	—
General and administrative expenses	83	58	115	3,894	6,254

Total expenses	2,024	3,265	3,638	6,313	10,737

Net investment income (loss)	(37)	2,698	3,085	6,423	10,622
Net realized gain (loss) on investments — Non-Control/Non-Affiliate	—	(3,500)	6,027	(760)	(1,393)
Net realized gain (loss) on investments — Affiliate	—	—	—	141	—
Net realized gain (loss) on investments — Control	—	—	—	—	2,829
Net unrealized appreciation (depreciation) of investments	(1,225)	3,975	(415)	3,061	(4,286)

Total net gain (loss) on investments	(1,225)	475	5,612	2,442	(2,850)
Provision for income taxes	—	—	—	(52)	(133)

Net increase (decrease) in net assets resulting from operations	$(1,262)	$3,173	$8,697	$8,813	$7,639

Net investment income per share — basic and diluted	N/A	N/A	N/A	$0.95	$1.54
Net increase in net assets resulting from operations per share — basic and diluted	N/A	N/A	N/A	$1.31	$1.11
Net asset value per common share	N/A	N/A	N/A	$13.74	$13.22
Dividends declared per common share	N/A	N/A	N/A	$0.98	$1.44

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)

Balance sheet data:
Assets:
Investments at fair value	$19,415	$36,617	$54,247	$113,037	$182,105
Cash and cash equivalents	2,849	6,067	2,556	21,788	27,193
Interest and fees receivable	98	50	135	305	680
Prepaid expenses and other current assets	—	—	—	47	95
Deferred offering costs	—	—	1,021	—	—
Property and equipment, net	—	—	—	34	48
Deferred financing fees	823	1,085	985	999	3,546

Total assets	$23,185	$43,819	$58,944	$136,210	$213,667

Liabilities and partners’ capital:
Accounts payable and accrued liabilities	$—	$13	$825	$1,144	$1,609
Interest payable	230	566	606	699	1,882
Distribution / dividends payable	—	—	532	2,041	2,767
Income taxes payable	—	—	—	52	30
Deferred revenue	251	75	25	31	—
Deferred income taxes	—	—	—	1,760	844
SBA-guaranteed debentures payable	17,700	31,800	31,800	37,010	115,110

Total liabilities	18,181	32,454	33,788	42,737	122,242
Total partners’ capital / shareholders’ equity	5,004	11,365	25,156	93,473	91,425

Total liabilities and partners’ capital	$23,185	$43,819	$58,944	$136,210	$213,667

Other data:
Weighted average yield on investments	15.5%	14.2%	13.3%	12.6%	13.2%
Number of portfolio companies	6	12	19	26	34
Expense ratios (as percentage of average net assets):
Operating expenses	32.2%	21.3%	8.3%	4.4%	6.6%
Interest expense and deferred financing fees	7.4	21.4	9.5	2.4	4.7

Total expenses	39.6%	42.7%	17.8%	6.8%	11.3%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. As discussed further in Note 1 to our financial statements, on February 21, 2007, concurrent with the closing of our initial public offering (the “IPO”), we acquired Triangle Mezzanine Fund LLLP (the “Fund”) and the Fund’s General Partner, Triangle Mezzanine LLC (“TML”) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial Accounting Standards No. 141, Business Combinations, the financial data and information discussed herein as of and for the year ended December 31, 2007 are presented as if the acquisition had occurred as of January 1, 2007. In addition, the results of our operations and cash flows for the years ended December 31, 2006 and our financial position as of December 31, 2006 are presented on a combined basis in order to provide comparative information with respect to prior periods. The following discussion should be read in conjunction with the Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview of our Business

We are a Maryland corporation incorporated on October 10, 2006, for the purpose of acquiring the Fund and TML, raising capital in the IPO and thereafter operating as an internally managed business development company, or BDC, under the Investment Company Act of 1940. The Fund is licensed as a small business investment company, or SBIC, by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC. The Fund has invested primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located in the United States. Upon the consummation of the IPO, we completed the Formation Transactions described in Item 1 of Part I of this Annual Report, at which time the Fund became our wholly-owned subsidiary, and the former partners of the Fund became our stockholders.

Our business is to provide capital to lower middle market companies in the United States. We define lower middle market companies as those with annual revenues between $10.0 million and $100.0 million. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $75.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $2.0 million and $20.0 million.

We invest primarily in senior and subordinated debt securities secured by first and second lien security interests in portfolio company assets, coupled with equity interests. Our investments generally range from $5.0 million to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 16.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of

December 31, 2008 and December 31, 2007, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.4% and 13.9%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 13.2% and 12.6% as of December 31, 2008 and December 31, 2007, respectively.

The Fund is eligible to sell debentures guaranteed by the SBA to the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.

Portfolio Composition

The total value of our investment portfolio was $182.1 million as of December 31, 2008, as compared to $113.0 million as of December 31, 2007. As of December 31, 2008, we had investments in 34 portfolio companies with an aggregate cost of $180.2 million. As of December 31, 2007, we had investments in 26 portfolio companies with an aggregate cost of $105.9 million. As of December 31, 2008, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio. As of December 31, 2007, we had one portfolio investment that individually represented greater than 10% of the total fair value of our investment portfolio. This one investment represented approximately 11% of the total fair value of our investment portfolio as of December 31, 2007.

As of December 31, 2008 and December 31, 2007, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2008:
Subordinated debt and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

December 31, 2007:
Subordinated debt and 2nd lien notes(1)	$80,902,982	76%	$80,902,982	72%
Senior debt(1)	14,728,958	14	14,728,958	13
Equity shares	9,699,689	9	15,335,900	13
Equity warrants	548,172	1	1,870,500	2
Royalty rights	—	—	197,900	—

	$105,879,801	100%	$113,036,240	100%

(1)	We have changed our balance sheet presentation for all periods to net deferred loan origination revenue against the associated debt investments for all periods subsequent to the adoption of SFAS 157 on January 1, 2008.

Investment Activity

During the year ended December 31, 2008, we made twelve new investments totaling $91.0 million, additional debt investments in an existing portfolio company of $1.9 million and four additional equity investments in existing portfolio companies of approximately $0.2 million. We also sold three investments in portfolio companies for approximately $3.6 million, resulting in realized gains totaling $2.9 million and recognized a realized loss on the writeoff of one investment totaling $1.5 million. We had four portfolio company loans repaid at par in the amount of $12.5 million. In addition, we received normal principal repayments, partial loan prepayments and payment in kind (PIK) interest repayments totaling approximately $6.9 million in the year ended December 31, 2008.

Total portfolio investment activity for the year ended December 31, 2008 was as follows:

Year Ended
December 31, 2008

Fair value of portfolio, January 1, 2008	$113,036,240
New investments	93,054,022
Proceeds from sale of investment	(3,631,876)
Loan origination fees received	(1,686,996)
Principal repayments received	(17,336,521)
Payment in kind interest earned	3,761,786
Payment in kind interest payments received	(1,978,498)
Accretion of loan discounts	169,548
Accretion of deferred loan origination revenue	484,664
Realized gains on investments	1,435,608
Unrealized losses on investments	(5,202,686)

Fair value of portfolio, December 31, 2008	$182,105,291

Weighted average yield on debt investments as of December 31, 2008	14.4%

Weighted average yield on total investments as of December 31, 2008	13.2%

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

Total portfolio investment activity for the year ended December 31, 2007 was as follows:

Year Ended
December 31, 2007(1)

Fair value of portfolio, January 1, 2007	$54,247,212
New investments	64,159,172
Proceeds from sale of investment	(2,227,124)
Loan origination fees received	(875,905)
Principal repayments and payment in kind interest payments received	(8,483,843)
Payment in kind interest earned	1,521,114
Accretion/writeoff of loan discounts	205,725
Accretion of deferred loan origination revenue	287,143
Net realized gain (loss) on investments	(618,620)
Net unrealized gain on investments	4,821,366

Fair value of portfolio, December 31, 2007	$113,036,240

Weighted average yield on debt investments as of December 31, 2007	13.9%

Weighted average yield on total investments as of December 31, 2007	12.6%

(1)	We have changed our balance sheet presentation for all periods to net deferred loan origination revenue against the associated debt investments for all periods subsequent to the adoption of SFAS 157 on January 1, 2008.

Non-Accrual Assets

As of December 31, 2008, the fair value of our non-accrual assets comprised 1.6% of the total fair value of our portfolio, the cost of our non-accrual assets comprised 3.2% of the total cost of our portfolio. Our non-accrual assets as of December 31, 2008 are the following:

Gerli and Company

In the third quarter of 2008, we recognized an unrealized loss of $0.3 million on our subordinated note investment in Gerli and Company (“Gerli”), which has a cost of approximately $3.1 million. This unrealized loss reduced the fair value of our investment in Gerli to $2.8 million as of September 30, 2008. During the third quarter of 2008, we continued to receive interest payments in accordance with our loan agreement. In November 2008, we placed our investment in Gerli on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our investment in Gerli. Additionally, in the fourth quarter of 2008, we recognized an additional unrealized loss on our investment in Gerli of $0.9 million. As of December 31, 2008, the fair value of our investment in Gerli is $1.9 million.

Fire Sprinkler Systems, Inc.

In the second quarter of 2008, we recognized an unrealized loss of $0.3 million on our subordinated note investment in another of our portfolio companies, Fire Sprinkler Systems, Inc. (“Fire Sprinkler Systems”). This unrealized loss reduced the fair value of our investment in Fire Sprinkler Systems to $2.1 million as of June 30, 2008. In the third quarter of 2008, based on the continued underperformance of Fire Sprinkler Systems, we recognized an additional unrealized loss on our investment of $0.7 million. As of September 30, 2008, the fair value of our investment in Fire Sprinkler Systems was $1.4 million. During both the second and third quarters of 2008, we continued to receive interest and principal payments in accordance with our loan agreement. In October 2008, we placed our investment in Fire Sprinkler Systems on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our investment in Fire Sprinkler Systems. In the fourth quarter of 2008, we recognized an additional unrealized loss on our investment in Fire Sprinkler Systems of $0.4 million. As of December 31, 2008, the fair value of our investment in Fire Sprinkler Systems is $1.0 million.

Results of Operations

Comparison of year ended December 31, 2008 and December 31, 2007

Investment Income

For the year ended December 31, 2008, total investment income was $21.4 million, a 68% increase from $12.7 million of total investment income for the year ended December 31, 2007. This increase was primarily attributable to a $7.9 million increase in total loan interest, fee and dividend income and a $2.2 million increase in total paid-in-kind interest income due to a net increase in our portfolio investments from December 31, 2007 to December 31, 2008, partially offset by a $1.5 million decrease in interest income from cash and cash equivalent investments due to (i) a significant decrease in average cash balances in 2008 over the comparable period in 2007 and (ii) a decrease in overall interest rates. Non-recurring fee income was $0.7 million for the year ended December 31, 2008 as compared to $0.5 million for the year ended December 31, 2007.

Expenses

For the year ended December 31, 2008, expenses increased by 70% to $10.7 million from $6.3 million for the year ended December 31, 2007. The increase in expenses was primarily attributable to a $2.4 million increase in general and administrative expenses and a $2.2 million increase in interest expense. As a result of the IPO and the Formation Transactions described in Note 1 to our unaudited financial statements, we are an internally managed investment company and on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. As of December 31, 2008, we had 14 full-time employees, as compared to 11 full-time employees as of December 31, 2007. In addition, we experienced an increase in general and administrative costs in 2008 associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the year ended December 31, 2008 than in the comparable period in 2007. These increases in general and administrative costs and interest costs were partially offset by a $0.2 million decrease in management fees. We incurred no management fees in 2008 compared to $0.2 million in management fees in 2007.

Net Investment Income

As a result of the $8.6 million increase in total investment income and the $4.4 million increase in expenses, net investment income for the year ended December 31, 2008 was $10.6 million compared to net investment income of $6.4 million during the year ended December 31, 2007.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2008, total net realized gains on investments totaled approximately $1.4 million. Net realized gain on control investments for the year ended December 31, 2008 was $2.8 million, which consisted of a realized gain on one investment. For the year ended December 31, 2008, net realized loss on non-control/non-affiliate investments was $1.4 million, which consisted of a realized loss on the writeoff of one investment of $1.5 million and a realized gain on one investment of $0.1 million. For the year ended December 31, 2007, we recognized a realized gain of $0.1 million on an affiliate investment. In addition, during the year ended December 31, 2007, net realized loss on non-control/non-affiliate investments was $0.8 million which related to a realized loss on one investment of $1.4 million, offset by a realized gain on a second investment of $0.6 million.

In the year ended December 31, 2008, we recorded net unrealized depreciation of investments, net of income taxes, in the amount of $4.3 million, comprised partially of net unrealized depreciation reclassification adjustments of approximately $1.2 million related to the realized gain on control investments and the realized losses on non-control/non-affiliate investments noted above. In addition, in the year ended December 31, 2008, we recorded unrealized appreciation, net of tax, on eleven other investments totaling $5.6 million and unrealized depreciation on 17 investments totaling $8.6 million. During the year ended December 31, 2007, we recorded net unrealized appreciation of investments, net of income taxes, in the amount of $3.1 million, comprised partially of net unrealized appreciation/depreciation reclassification adjustments of approximately $1.1 million related to the realized gain and loss noted above. In addition, in the year ended December 31, 2007, we recorded unrealized appreciation, net of tax, on nine other investments totaling $4.3 million and unrealized depreciation on 11 investments totaling $2.3 million.

As a result of these events, our net increase in net assets from operations during the year ended December 31, 2008 was $7.6 million as compared to $8.8 million for the year ended December 31, 2007.

Comparison of years ended December 31, 2007 and December 31, 2006

Investment Income

For the year ended December 31, 2007, total investment income was $12.7 million, an 89.4% increase from $6.7 million of total investment income for the year ended December 31, 2006. This increase was primarily attributable to a $4.5 million increase in total loan interest, fee, dividend income and PIK interest due to a net increase in our portfolio investments from December 31, 2006 to December 31, 2007. Fee income, consisting primarily of loan prepayment fees, debt amendment fees and certain management and advisory fees was approximately $0.5 million for the year ended December 31, 2007 compared with $0.2 for the year ended December 31, 2006. In addition, interest income from cash and cash equivalent investments increased by $1.5 million due to a significant increase in average cash balances in 2007 over 2006 resulting from the receipt of proceeds of $64.7 million from our IPO in February 2007.

Expenses

For the year ended December 31, 2007, expenses increased by 73.5% to $6.3 million from $3.6 million for the year ended December 31, 2006. The increase in expenses was primarily attributable to a $3.8 million increase in general and administrative expenses and an increase in interest expense of approximately $0.2 million. As a result of the IPO and the Formation Transactions described in Note 1 to our financial statements, we are now an internally managed investment company and, on February 21, 2007, we began incurring general and administrative costs associated with employing our executive officers, key investment personnel and corporate professionals and other general corporate overhead costs. In addition, we experienced an increase in general and administrative costs associated with being a publicly-traded company, such as increased insurance, accounting, corporate governance and legal costs. These increases in general and administrative costs were partially offset by a $1.4 million decrease in management fees. We incurred a full year of management fees in 2006 and only incurred management fees through February 21, 2007 in 2007.

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

The Fund may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify as a RIC.

Cash Flows

For the year ended December 31, 2008, we experienced a net increase in cash and cash equivalents in the amount of $5.4 million. During that period, our operating activities used $60.6 million in cash, consisting primarily of new portfolio investments of $93.1 million, partially offset by repayments of loans received and proceeds from sales of investments of $21.0 million. We generated $66.1 million of cash from financing activities, consisting of proceeds from borrowings under SBA guaranteed debentures payable of $78.1 million, offset by financing fees paid of $2.8 million and cash dividends paid of $9.2 million. At December 31, 2008, we had $27.2 million of cash and cash equivalents on hand.

For the year ended December 31, 2007, we experienced a net increase in cash and cash equivalents in the amount of $19.2 million. During that period, our operating activities used $47.8 million in cash, and we generated $67.1 million of cash from financing activities, consisting of (i) proceeds from our IPO of $64.7 million, (ii) proceeds from the issuance of SBA guaranteed debentures of $5.2 million and (iii) a decrease in deferred offering costs of $1.0 million, partially offset by cash dividends paid of $3.0 million, tax distributions to partners of $0.7 million and financing fees paid to the SBA of $0.1 million. At December 31, 2007, we had $21.8 million of cash and cash equivalents on hand.

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

Financing Transactions

Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million (which amount is subject to an annual inflation adjustment). Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.

With $65.3 million of regulatory capital as of December 31, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. As of December 31, 2008, the Fund has $115.1 million of SBA guaranteed debentures outstanding. In addition to the one — time 1.0% fee on the total commitment from the SBA, the Company also pays a one — time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of December 31, 2008 was 5.81%, which includes $93.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.19% and $22.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 4.19%.

Current Market Conditions

During 2008, the debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other things. These events, along with the deterioration of the housing market, have led to an economic recession in the U.S and abroad, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization of 2008 in early October 2008. These events have significantly impacted the financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. While we have capacity to issue additional SBA guaranteed debentures as discussed above, we may not be able to access additional equity capital, which could result in the slowing of our origination activity during 2009 and beyond.

In the event that the United States economy remains in a recession, it is possible that the results of some of the middle market companies in which we invest could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions which could have a negative impact on our future results.

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

We evaluate the investments in portfolio companies using the most recently available portfolio company financial statements and forecasts. We also consult with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. Additionally, we consider some or all of the following factors:

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

In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes the amortized original issue discount, and payment — in — kind (PIK) interest, if any. We also use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.

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

For the quarter ended March 31, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. For the quarter ended September 30, 2007, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2007. For the quarter ended December 31, 2007, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 23% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2007. For the quarter ended March 31, 2008, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 35% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. For the quarter ended June 30, 2008, we asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 18% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2008. For the quarter ended September 30, 2008, we asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2008. For the quarter ended December 31, 2008, we asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 34% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

Revenue Recognition

Interest and Dividend Income

Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.

Fee Income

Loan origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments are recorded as deferred income and recognized as income over the term of the loan.

Payment in Kind Interest (PIK)

We currently hold, and we expect to hold in the future, some loans in our portfolio that contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Recently Issued Accounting Standards

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The changes to previous practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion used in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Our adoption of SFAS 157 resulted in additional unrealized depreciation of approximately $0.2 million in the three months ended March 31, 2008. See Note 1 to our financial statements for a further discussion of the impact of the adoption of SFAS 157 on our financial statements and for expanded disclosures about our fair value measurements.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2008, we were not a party to any hedging arrangements.

As of December 31, 2008, approximately 87.2%, or $138.8 million of our debt portfolio investments bore interest at fixed rates and approximately 12.8%, or $20.5 million of our debt portfolio investments bore interest at variable rates. A 100 basis point decrease in the interest rates on our variable-rate debt investments would decrease our investment income by approximately $0.2 million on an annual basis. All of our pooled SBA debentures bear interest at fixed rates.

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

Related Party Transactions

Effective concurrently with the closing of the IPO, TML, the general partner of the Fund, merged into a wholly-owned subsidiary of Triangle Capital Corporation. A substantial majority of the ownership interests of TML at that time were owned by our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and two of our Managing Directors. As a result of such merger, these five individuals collectively received shares of our common stock valued at approximately $6.7 million.

Three members of our management, including our Chief Executive Officer, collectively own approximately 67% of Triangle Capital Partners, LLC. As of December 31, 2008, Triangle Capital Partners, LLC does not own any shares of Triangle Capital Corporation’s common stock. Prior to the closing of the IPO, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million in management fees from the Fund during the year ended December 31, 2007. This agreement terminated upon the closing of the IPO.

Contractual Obligations

As of December 31, 2008, our future fixed commitments for cash payments are as follows (in thousands):

			2010 to	2012 to	2014 and
	Total	2009	2011	2013	Thereafter

SBA guaranteed debentures payable	$115,110,000	$—	$—	$—	$115,110,000
Interest due on SBA guaranteed debentures payable	50,901,420	5,933,709	11,534,358	11,550,158	21,883,195
Unused commitments to extend credit(1)	271,746	271,746	—	—	—
Operating lease payments(2)	1,440,236	275,124	569,214	595,899	—

Total	$167,723,402	$6,480,579	$12,103,572	$12,146,057	$136,993,195

(1)	We have a commitment to extend credit, in the form of loans, to one of our portfolio companies which is undrawn as of December 31, 2008. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements, however we have chosen to present the amount of this unused commitment as an obligation in this table.

(2)	We lease our corporate office facility under an operating lease that terminates on December 31, 2013. We believe that our existing facilities will be adequate to meet our needs at least through 2009, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments

On February 6, 2009, we invested an additional $3.8 million subordinated debt of Inland Pipe Rehabilitation (“Inland Pipe”), a provider of maintenance, inspection and repair services for piping, sewers, drains and storm lines. Under the terms of the investment, Inland Pipe will pay interest on the subordinated debt at a fixed rate of 18% per annum.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Quantitative and Qualitative Disclosure About Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report and incorporated by reference herein.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Second Amended and Restated Bylaws

On February 24, 2009, our board of directors approved and adopted Second Amended and Restated Bylaws of the Company (the “Amended Bylaws”) to make the following changes to the previous bylaws of the Company:

•	Clarify that notice of stockholder director nominations or other business proposals must be timely and that any proposed business must be a proper matter for stockholder action;

•	Update and/or clarify the information required to be provided to the Company by stockholders that desire to make a director nomination or business proposal to be considered at an annual or special meeting of stockholders to include:

•	disclosure of all information relating to a proposed director nominee that would be required to be disclosed in connection with the solicitation of proxies for the election of the proposed director nominee in an election contest (even if an election contest is not involved), or would otherwise be required in connection with such a solicitation;

•	disclosure of any proposed business, the interests of the proponent in the proposed business and any agreements with others (including any proposed director nominee) regarding the proposed business;

•	disclosure of all direct and indirect ownership interests of the proponent in the Company;

•	disclosure of the name and address of the proponent, as well as the investment strategy and a copy of any prospectus, offering memorandum or other similar document sent to investors or potential investors of the proponent if the proponent is not an individual;

•	disclosure of the name and address of any other stockholders supporting any director nominations or other business proposals;

•	Clarify that stockholder director nominations or other business proposals must be submitted in accordance with the advance notice requirements of the Amended Bylaws to be considered at special meetings of stockholders;

•	Clarify that material inaccuracies contained in notices provided by a stockholder in connection with director nominations or business proposals may cause such notice to be deemed not to have been provided in accordance with the advance notice requirements and that a stockholder must notify the Company of any inaccuracy or change in any information disclosure; and

•	Clarify that the right to indemnification and the advancement of expenses paid by the Company shall vest immediately upon the election of a director or officer.

In addition, the Amended Bylaws reflect updates to the Maryland General Corporation Law and make various non-material changes. These changes include, but are not limited to:

•	Removal of outdated provisions with respect to director liability for any loss of deposits and any obligation to provide surety bonds;

•	Specification of notice and quorum requirements for board meetings conducted in emergency situations;

•	Clarification that stockholders are not entitled to certificates evidencing shares of stock held by them;

•	Requirement that a written statement of information be provided to a stockholder without charge upon a request of the stockholder; and

•	Requirement that the board of directors set a record date for the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders, receive payment of any dividend, or any allotment of other rights.

The amendments to the Amended Bylaws became effective on February 24, 2009 in accordance with resolutions adopted by our board of directors. The foregoing description is a summary of the material changes to the previous bylaws of the Company and is qualified in its entirety by reference to the Amended Bylaws filed as Exhibit 3.4 hereto.

Amendments to Material Definitive Agreements

Messrs. Tucker, Burgess and Lilly (collectively, the “Executive Officers”) each was a party to a two-year employment agreement with the Company effective as of February 21, 2007, such terms having ended on February 20, 2009 (collectively, the “Employment Agreements”). The Employment Agreements provided that, absent termination by either the Company or the respective Executive Officer by notice at least three months prior to February 20, 2009, the term of each Employment Agreement would automatically renew for an additional year through February 20, 2010.

After consideration, our Board of Directors and its Compensation Committee determined that it would be in the best interests of the Company and our stockholders if the Employment Agreements were not renewed for additional one-year terms; however, the Company had not given any of the Executive Officers the requisite three-month notice in accordance with the terms of the Employment Agreements. To that end, Messrs. Tucker, Burgess and Lilly are in agreement with our Board and its Compensation Committee that non-renewal of the Employment Agreements is desirable, and accordingly, on February 20, 2009, each Executive Officer affirmatively waived his non-renewal notice rights set forth in his Employment Agreement, and the Company formally acknowledged such waivers.

Effective February 21, 2009, none of the Executive Officers is employed by the Company pursuant to an employment agreement. Rather, each Executive Officer is currently employed by the Company on an at-will basis. Each Executive Officer will continue to be paid his respective salary set forth in his Employment Agreement (copies of which are incorporated by reference in Exhibits 10.1 — 10.3 to this Annual Report on Form 10-K) and is eligible to receive cash bonuses and equity incentives in the discretion of our Board of Directors and its Compensation Committee.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to our directors, executive officers and corporate governance matters is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2008.

We have adopted a code of ethics for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP (which we call our “Code of Conduct”), which every director, officer and employee is expected to observe. The Code of Conduct for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP is publicly available on our website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm and is referenced in this Annual Report as Exhibit 14.1.

We will provide any person, without charge, upon request, a copy of our Code of Conduct. To receive a copy, please provide a written request to: Triangle Capital Corporation; Attn: Chief Compliance Officer, 3700 Glenwood Avenue, Suite 530; Raleigh, North Carolina; 27612.

Item 11.	Executive Compensation.

The information required by this Item with respect to compensation of executive officers and directors is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2008.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements

Triangle Capital Corporation Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and Combined Statement of Operations for the year ended December 31, 2006	F-3
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2008 and 2007 and Combined Statement of Changes in Net Assets for the year ended December 31, 2006	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and Combined Statement of Cash Flows for the year ended December 31, 2006	F-5
Consolidated Schedule of Investments as of December 31, 2008	F-6
Consolidated Schedule of Investments as of December 31, 2007	F-11
Notes to Financial Statements	F-15

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

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit(a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit(a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
3.4	Second Amended and Restated Bylaws of the Registrant.
4.1	Form of Common Stock Certificate (Filed as Exhibit(d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
4.3	Debenture No. 0800219 dated March 27, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit(f)(1) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).

Number		Exhibit

4.4		Debenture No. 0800216 dated April 11, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit(f)(2) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.5		Debenture No. 0800218 dated April 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(3) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.6		Debenture No. 0800403 dated May 29, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(4) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.7		Debenture No. 0800404 dated May 29, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(5) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.8		Debenture No. 0800405 dated June 11, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(6) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.9		Debenture No. 0800406 dated June 24, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.10		Debenture No. 0800527 dated August 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.11		Debenture No. 0800528 dated August 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.12		Debenture No. 0800531 dated August 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.13		Debenture No. 0800847 dated October 24, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.14		Debenture No. 0800848 dated October 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.15		Debenture No. 0800849 dated October 31, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.16		Debenture No. 0800850 dated October 31, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.17		Debenture No. 0800851 dated November 4, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.18		Debenture No. 0800861 dated November 4, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.19		Agreement to Furnish Certain Instruments.
10	.1†	Employment Agreement between Triangle Capital Corporation and Garland S. Tucker, III dated February 21, 2007 (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.2†	Employment Agreement between Triangle Capital Corporation and Brent P.W. Burgess dated February 21, 2007 (Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).

Number		Exhibit

10	.3†	Employment Agreement between Triangle Capital Corporation and Steven C. Lilly dated February 21, 2007 (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.4†	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.5†	Triangle Capital Corporation form of Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.6†	Triangle Capital Corporation form of Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10.7		Custodian Agreement with U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10.8		Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.9		Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.10		Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit(k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).
14.1		Code of Conduct.
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP.
31.1		Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2009
TRIANGLE CAPITAL CORPORATION

By:	/s/ Garland S. Tucker, III
Name:     Garland S. Tucker, III

Title:	President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garland S. Tucker, III Garland S. Tucker, III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 25, 2009

/s/ Steven C. Lilly Steven C. Lilly	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	February 25, 2009

/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	February 25, 2009

/s/ Brent P. W. Burgess Brent P. W. Burgess	Chief Investment Officer and Director	February 25, 2009

/s/ W. McComb Dunwoody W. McComb Dunwoody	Director	February 25, 2009

/s/ Benjamin S. Goldstein Benjamin S. Goldstein	Director	February 25, 2009

/s/ Simon B. Rich, Jr. Simon B. Rich, Jr.	Director	February 25, 2009

/s/ Sherwood H. Smith, Jr. Sherwood H. Smith, Jr.	Director	February 25, 2009

Triangle Capital Corporation

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and Combined Statement of Operations for the year ended December 31, 2006	F-3
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2008 and 2007 and Combined Statement of Changes in Net Assets for the year ended December 31, 2006	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and Combined Statement of Cash Flows for the year ended December 31, 2006	F-5
Consolidated Schedule of Investments as of December 31, 2008	F-6
Consolidated Schedule of Investments as of December 31, 2007	F-11
Notes to Financial Statements	F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the schedules of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, and cash flows for the years then ended, and the consolidated financial highlights for the years then ended. We have also audited the accompanying combined statements of operations, changes in net assets, and cash flows of Triangle Capital Corporation for the year ended December 31, 2006 and the combined financial highlights for each of the three years in the period ended December 31, 2006. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2008 and 2007 by correspondence with the portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2008 and 2007, the consolidated results of its operations, changes in net assets, and its cash flows for the years then ended, the financial highlights for the years then ended, and the combined results of operations, changes in net assets, and cash flows of Triangle Capital Corporation for the year ended December 31, 2006, and the combined financial highlights for the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 24, 2009

Triangle Capital Corporation

Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Investments at fair value:
Non - Control / Non - Affiliate investments (cost of $138,413,589 and $66,129,119 at December 31, 2008 and 2007, respectively)	$135,712,877	$68,388,014
Affiliate investments (cost of $30,484,491 and $24,023,264 at December 31, 2008 and 2007, respectively)	33,894,556	24,576,462
Control investments (cost of $11,253,458 and $15,727,418 at December 31, 2008 and 2007, respectively)	12,497,858	20,071,764

Total investments at fair value	182,105,291	113,036,240
Cash and cash equivalents	27,193,287	21,787,750
Interest and fees receivable	679,828	305,159
Prepaid expenses and other current assets	95,325	47,477
Deferred financing fees	3,545,410	999,159
Property and equipment, net	48,020	34,166

Total assets	$213,667,161	$136,209,951

LIABILITIES AND NET ASSETS
Accounts payable and accrued liabilities	$1,608,909	$1,144,222
Interest payable	1,881,761	698,735
Dividends payable	2,766,945	2,041,159
Taxes payable	30,436	52,598
Deferred revenue	—	30,625
Deferred income taxes	843,947	1,760,259
SBA guaranteed debentures payable	115,110,000	37,010,000

Total liabilities	122,241,998	42,737,598
Net assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 6,917,363 and 6,803,863 shares issued and outstanding as of December 31, 2008 and 2007, respectively)	6,917	6,804
Additional paid-in-capital	87,836,786	86,949,189
Investment income in excess of distributions	2,115,157	1,738,797
Accumulated realized gains (losses) on investments	356,495	(618,620)
Net unrealized appreciation of investments	1,109,808	5,396,183

Total net assets	91,425,163	93,472,353

Total liabilities and net assets	$213,667,161	$136,209,951

Net asset value per share	$13.22	$13.74

See accompanying notes.

Triangle Capital Corporation

Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(Consolidated)	(Consolidated)	(Combined)

Investment income:
Loan interest, fee and dividend income:
Non - Control / Non - Affiliate investments	$12,381,411	$6,258,670	$4,488,831
Affiliate investments	3,478,644	1,808,664	638,318
Control investments	1,434,687	1,323,876	293,532

Total loan interest, fee and dividend income	17,294,742	9,391,210	5,420,681
Paid - in - kind interest income:
Non - Control / Non - Affiliate investments	2,657,281	871,184	815,408
Affiliate investments	665,817	225,622	40,208
Control investments	438,688	424,308	166,690

Total paid - in - kind interest income	3,761,786	1,521,114	1,022,306
Interest income from cash and cash equivalent investments	302,970	1,823,519	279,817

Total investment income	21,359,498	12,735,843	6,722,804

Expenses:
Interest expense	4,227,851	2,073,311	1,833,458
Amortization of deferred financing fees	255,273	112,660	99,920
Management fees	—	232,423	1,589,070
General and administrative expenses	6,254,096	3,894,240	115,040

Total expenses	10,737,220	6,312,634	3,637,488

Net investment income	10,622,278	6,423,209	3,085,316
Net realized gain (loss) on investments — Non Control / Non -Affiliate	(1,393,139)	(759,634)	6,026,948
Net realized gain on investment — Affiliate	—	141,014	—
Net realized gain on investment — Control	2,828,747	—	—
Net unrealized appreciation (depreciation) of investments	(4,286,375)	3,061,107	(414,924)

Total net gain (loss) on investments before income taxes	(2,850,767)	2,442,487	5,612,024
Provision for taxes	133,010	52,598	—

Net increase in net assets resulting from operations	$7,638,501	$8,813,098	$8,697,340

Net investment income per share — basic and diluted	$1.54	$0.95	N/A

Net increase in net assets resulting from operations per share — basic and diluted	$1.11	$1.31	N/A

Dividends declared per common share	$1.44	$0.98	N/A

Weighted average number of shares outstanding — basic and diluted	6,877,669	6,728,733	N/A

Allocation of net increase (decrease) in net assets resulting from operations to:
General partner	N/A	N/A	$1,739,386
Limited partners	N/A	N/A	$6,957,954

See accompanying notes.

Triangle Capital Corporation

Statements of Changes in Net Assets

							Investment	Accumulated	Net
			Capital				Income	Realized	Unrealized
	General	Limited	Contribution	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Partner’s	Partners’	Commitment	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation) of	Net
	Capital	Capital	Receivable	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2006	$100	$21,250,000	$(10,625,000)	—	$—	$—	$1,489,447	$(3,500,000)	$2,750,000	$11,364,547
Partners’ capital contributions	—	—	10,625,000	—	—	—	—	—	—	10,625,000
Net investment income	—	—	—	—	—	—	3,085,316	—	—	3,085,316
Realized gains on investments	—	—	—	—	—	—	—	6,026,948	—	6,026,948
Net unrealized losses on investments	—	—	—	—	—	—	—	—	(414,924)	(414,924)
Distributions to partners	—	—	—	—	—	—	(3,004,628)	(2,526,948)	—	(5,531,576)
Issuance of common stock	—	—	—	100	—	1,500	—	—	—	1,500

Balance, December 31, 2006	$100	$21,250,000	$—	100	$—	$1,500	$1,570,135	$—	$2,335,076	$25,156,811
Public offering of common stock	—	—	—	4,770,000	4,770	64,723,267	—	—	—	64,728,037
Formation transactions	(100)	(21,250,000)	—	1,916,660	1,917	21,248,183	—	—	—	—
Net investment income	—	—	—	—	—	—	6,423,209	—	—	6,423,209
Realized gain (loss) on investments	—	—	—	—	—	—	—	(618,620)	1,111,306	492,686
Net unrealized gains on investments	—	—	—	—	—	—	—	—	1,949,801	1,949,801
Provision for income taxes	—	—	—	—	—	—	(52,598)	—	—	(52,598)
Return of capital and other tax related adjustments	—	—	—	—	—	(649,856)	649,856	—	—	—
Dividends declared	—	—	—	117,103	117	1,626,095	(6,631,758)	—	—	(5,005,546)
Tax distribution to partners	—	—	—	—	—	—	(220,047)	—	—	(220,047)

Balance, December 31, 2007	$—	$—	$—	6,803,863	$6,804	$86,949,189	$1,738,797	$(618,620)	$5,396,183	$93,472,353
Net investment income	—	—	—	—	—	—	10,622,278	—	—	10,622,278
Stock-based compensation	—	—	—	—	—	275,311	—	—	—	275,311
Realized gain (loss) on investments	—	—	—	—	—	—	—	1,435,608	(1,269,437)	166,171
Net unrealized losses on investments	—	—	—	—	—	—	—	—	(3,016,938)	(3,016,938)
Provision for taxes	—	—	—	—	—	—	(133,010)	—	—	(133,010)
Return of capital and other tax related adjustments	—	—	—	—	—	612,399	(151,906)	(460,493)	—	—
Dividends declared	—	—	—	—	—	—	(9,961,002)	—	—	(9,961,002)
Issuance of restricted stock	—	—	—	113,500	113	(113)	—	—	—	—

Balance, December 31, 2008	$—	$—	$—	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163

See accompanying notes.

Triangle Capital Corporation

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Consolidated)	(Consolidated)	(Combined)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,638,501	$8,813,098	$8,697,340
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(93,054,022)	(64,159,172)	(21,458,478)
Repayments received/sales of portfolio investments	20,968,397	10,470,803	9,965,446
Loan origination and other fees received	1,686,996	1,272,002	607,794
Net realized (gain) loss on investments	(1,435,608)	618,620	(6,026,948)
Net unrealized (appreciation) depreciation on investments	3,516,855	(4,821,366)	414,923
Deferred income taxes	769,519	1,760,259	—
Paid - in - kind interest accrued, net of payments received	(1,783,288)	(1,280,950)	(578,724)
Amortization of deferred financing fees	255,273	112,660	99,920
Recognition of loan origination and other fees	(515,289)	(677,615)	(435,492)
Accretion of loan discounts	(169,548)	(205,725)	(169,036)
Depreciation	16,681	7,814	—
Stock-based compensation	275,311	—	—
Changes in operating assets and liabilities:
Interest and fees receivable	(374,669)	(170,340)	(85,236)
Prepaid expenses and other current assets	(47,848)	(47,477)	—
Accounts payable and accrued liabilities	464,687	349,239	781,757
Interest payable	1,183,026	92,439	40,228
Taxes payable	(22,162)	52,598	—
Payable to Triangle Capital Partners, LLC	—	(30,000)	30,000

Net cash used in operating activities	(60,627,188)	(47,843,113)	(8,116,506)

Cash flows from investing activities:
Purchases of property and equipment	(30,535)	(41,980)	—

Net cash used in investing activities	(30,535)	(41,980)	—

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	78,100,000	5,210,000	—
Financing fees paid	(2,801,524)	(126,342)	—
Issuance of common stock	—	—	1,500
Proceeds from initial public offering, net of expenses	—	64,728,037	—
Change in deferred offering costs	—	1,020,646	(1,020,646)
Partners’ capital contributions	—	—	10,625,000
Cash dividends paid	(9,235,216)	(2,964,387)	—
Distribution to partners	—	(751,613)	(5,000,010)

Net cash provided by financing activities	66,063,260	67,116,341	4,605,844

Net increase (decrease) in cash and cash equivalents	5,405,537	19,231,248	(3,510,662)
Cash and cash equivalents, beginning of year	21,787,750	2,556,502	6,067,164

Cash and cash equivalents, end of year	$27,193,287	$21,787,750	$2,556,502

Supplemental Disclosure of cash flow information:
Cash paid for interest	$3,044,825	$1,980,872	$1,793,230

Summary of non-cash financing transactions:
Dividends declared but not paid	$2,766,945	$2,041,159	$—
Accrued distribution to partners	$—	$—	$531,566

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments
December 31, 2008

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Non - Control / Non - Affiliate Investments:
Ambient Air Corporation (“AAC”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (6%)*	Specialty Trade Contractors	Subordinated Note-AAC (14%, Due 03/11)	$3,182,231	$3,074,633	$3,074,633
		Subordinated Note-AAC (18%, Due 03/11)	1,917,045	1,888,343	1,888,343
		Common Stock-PHM (126,634 shares)		126,634	126,634
		Common Stock Warrants-AAC (455 shares)		142,361	600,100

			5,099,276	5,231,971	5,689,710
American De-Rosa Lamparts, LLC and Hallmark Lighting (8%)*	Wholesale and Distribution	Subordinated Note (15.25%, Due 10/13)	8,208,166	8,064,571	6,894,500

			8,208,166	8,064,571	6,894,500
American Direct Marketing Resources, LLC (4%)*	Direct Marketing Services	Subordinated Note (15%, Due 03/15)	4,035,038	3,957,113	3,957,113

			4,035,038	3,957,113	3,957,113
APO Newco, LLC (3%)*	Commercial and Consumer	Subordinated Note (14%, Due 03/13)	1,993,336	1,907,664	1,907,664
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	1,033,400

			1,993,336	1,932,864	2,941,064
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,528,587	2,508,276	2,508,276

			2,528,587	2,508,276	2,508,276
Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,333,488	2,309,951	2,309,951
		Membership unit warrants (15% of units (150 units))		40,800	—

			2,333,488	2,350,751	2,309,951
Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	4,026,884	3,985,742	3,261,800
		Common Stock (57 shares)		257,143	—

			4,026,884	4,242,885	3,261,800
CV Holdings, LLC (12%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 09/13)	10,776,412	9,780,508	9,780,508
	Manufacturer	Royalty rights		874,400	874,400

			10,776,412	10,654,908	10,654,908
Cyrus Networks, LLC (8%)*	Data Center Services Provider	Senior Note (6%, Due 07/13)	5,539,867	5,524,881	5,524,881
		2nd Lien Note (9%, Due 01/14)	1,196,809	1,196,809	1,196,809
		Revolving Line of Credit (6)%	253,144	253,144	253,144

			6,989,820	6,974,834	6,974,834

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

DataPath, Inc. (0%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)	$	$101,500	$—

				101,500	—
Electronic Systems Protection, Inc. (5%)*	Power Protection Systems	Subordinated Note (14%, Due 12/15)	3,059,267	3,032,533	3,032,533
	Manufacturing	Senior Note (6%, Due 01/14)	930,635	930,635	930,635
		Common Stock (500 shares)		285,000	285,000

			3,989,902	4,248,168	4,248,168
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	292,300

				4,833	292,300
FCL Graphics, Inc. (8%)*	Commercial Printing Services	Senior Note (8%, Due 5/12)	1,669,200	1,663,083	1,663,083
		Senior Note (12%, Due 5/13)	2,000,000	1,993,191	1,993,191
		2nd Lien Note (18%, Due 11/13)	3,393,186	3,382,162	3,382,162

			7,062,386	7,038,436	7,038,436
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (12%, Due 04/11)	2,388,362	2,356,781	1,000,000
		Common Stock (283 shares)		282,905	11,719

			2,388,362	2,639,686	1,011,719
Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (11%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	583,600

			3,000,000	3,500,000	3,583,600
Gerli & Company (2%)*	Specialty Woven Fabrics	Subordinated Note (14%, Due 08/11)	3,161,439	3,092,786	1,865,000
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	—

			3,161,439	3,176,200	1,865,000
Inland Pipe Rehabilitation Holding Company LLC (10%)*	Cleaning and Repair Services	Subordinated Note (14%, Due 01/14)	8,095,149	7,422,265	7,422,265
		Membership Interest Purchase Warrant (2.5%)		563,300	1,407,300

			8,095,149	7,985,565	8,829,565
Jenkins Service, LLC (10%)*	Restoration Services	Subordinated Note (17.5%, Due 04/14)	8,411,172	8,266,277	8,266,277
		Convertible Note (10%, Due 04/14)	1,375,000	1,336,993	1,336,993

			9,786,172	9,603,270	9,603,270

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	$2,000,000	$1,948,573	$1,948,573
		Common Stock Warrants (112 shares)		58,995	802,500

			2,000,000	2,007,568	2,751,073
Novolyte Technologies, Inc. (8%)*	Specialty Manufacturing	Subordinated Note (16%, Due 04/15)	7,048,222	6,880,696	6,880,696
		Preferred Units (600 units)		600,000	600,000
		Common Units (22,960 units)		150,000	150,000

			7,048,222	7,630,696	7,630,696
Syrgis Holdings, Inc. (6%)*	Specialty Chemical Manufacturer	Senior Note (7%, Due 08/12-02/14)	4,632,500	4,602,773	4,602,773
		Common Units (2,114 units)		1,000,000	532,700

			4,632,500	5,602,773	5,135,473
TrustHouse Services Group, Inc. (5%)*	Food Management Services	Subordinated Note (14%, Due 09/15)	4,264,494	4,186,542	4,186,542
		Class A Units (1,495 units)		475,000	207,500
		Class B Units (79 units)		25,000	—

			4,264,494	4,686,542	4,394,042
Twin-Star International, Inc. (6%)*	Consumer Home Furnishings	Subordinated Note (15%, Due 04/14)	4,500,000	4,439,137	4,439,137
	Manufacturer	Senior Note (8%, Due 04/13)	1,301,921	1,301,921	1,301,921

			5,801,921	5,741,058	5,741,058
Waste Recyclers Holdings, LLC (13%)*	Environmental and Facilities Services	Subordinated Note (15.5%, Due 01/13)	9,106,995	8,935,266	8,935,266
		Class A Preferred Units (300 Units)		2,251,100	2,251,100
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	748,900
		Common Units (153,219 Units)		153,219	153,219

			9,106,995	12,088,485	12,088,485
Wholesale Floors, Inc. (4%)*	Commercial Services	Subordinated Note (14%, Due 06/14)	3,500,000	3,341,947	3,341,947
		Membership Interest Purchase Warrant (4.0)%		132,800	—

			3,500,000	3,474,747	3,341,947
Yellowstone Landscape Group, Inc. (14%)*	Landscaping Services	Subordinated Note (15%, Due 04/14)	13,261,710	12,965,889	12,965,889

			13,261,710	12,965,889	12,965,889

Subtotal Non — Control / Non — Affiliate Investments			133,090,259	138,413,589	135,712,877

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Affiliate Investments:
Asset Point, LLC (6%)*	Asset Management Software Provider	Subordinated Note (15%, Due 03/13)	$5,123,925	$5,035,428	$5,035,428
		Membership Units (10 units)		500,000	371,400

			5,123,925	5,535,428	5,406,828
Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment Manufacturer	Subordinated Note (14%, Due 01/11)	2,124,037	2,103,277	2,103,277
		Common Stock (34,100 shares)		200,000	408,900
		Common Stock Warrant (1,000 shares)		—	10,600

			2,124,037	2,303,277	2,522,777
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)(4) (4%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,000	3,690,525	3,690,525
		Common Unit Warrants- Brantley Transportation (4,560 common
		units)		33,600	41,800
		Preferred Units — Pine Street (200 units)		200,000	139,200
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,924,125	3,871,525
Dyson Corporation (12%)*	Custom Forging and Fastener	Subordinated Note (15%, Due 12/13)	10,318,750	10,123,339	10,123,339
	Supplies	Class A Units (1,000,000 units)		1,000,000	964,700

			10,318,750	11,123,339	11,088,039
Equisales, LLC (9%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,319,315	6,226,387	6,226,387
		Class A Units (500,000 units)		500,000	2,322,400

			6,319,315	6,726,387	8,548,787
Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	1,984,500

				308,333	1,984,500
Genapure Corporation (1%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	472,100

				563,602	472,100

Subtotal Affiliate Investments			27,686,027	30,484,491	33,894,556

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Control Investments:
Fischbein, LLC (14%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	$7,184,066	$7,053,458	$7,053,458
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	5,444,400

			7,184,066	11,253,458	12,497,858

Subtotal Control Investments			7,184,066	11,253,458	12,497,858

Total Investments, December 31, 2008 (199%)*			$167,960,352	$180,151,538	$182,105,291

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non — income producing.

(2)	Interest rates on subordinated debt include cash interest rate and, where applicable, paid — in — kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments
December 31, 2007

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Non - Control / Non - Affiliate Investments:
Ambient Air Corporation (6%)*	Specialty Trade Contractors	Subordinated Note (12%, Due 03/11)	$3,144,654	$2,997,686	$2,997,686
		Subordinated Note (14%, Due 03/11)	1,872,075	1,833,206	1,833,206
		Common Stock Warrants (455 shares)		142,361	929,700

			5,016,729	4,973,253	5,760,592
APO Newco, LLC (5%)*	Commercial and Consumer	Subordinated Note (14%, Due 03/13)	4,315,262	4,214,957	4,214,957
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	199,000

			4,315,262	4,240,157	4,413,957
Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,441,824	2,397,556	2,397,556
		Membership unit warrants (15% of units (150 units))		40,800	9,800

			2,441,824	2,438,356	2,407,356
Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	3,828,527	3,776,608	3,776,608
		Common Stock (200 shares)		200,000	—

			3,828,527	3,976,608	3,776,608
Bruce Plastics, Inc. (1%)*	Plastic Component Manufacturing	Subordinated Note (14%, Due 10/11)	1,500,000	1,371,527	1,371,527
		Common Stock Warrants (12% of common stock)		108,534	—

			1,500,000	1,480,061	1,371,527
CV Holdings, LLC (5%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 03/10)	4,976,360	4,932,535	4,932,535
	Manufacturer	Royalty rights		—	197,900

			4,976,360	4,932,535	5,130,435
Cyrus Networks, LLC (6%)*	Data Center Services Provider	Senior Note (9%, Due 07/13)	4,382,257	4,364,705	4,364,705
		2nd Lien Note (12%, Due 01/14)	907,663	907,663	907,663
		Revolving Line of Credit (9)%	70,880	70,880	70,880

			5,360,800	5,343,248	5,343,248
DataPath, Inc. (1%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	576,400

				101,500	576,400

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Eastern Shore Ambulance, Inc. (1%)*	Specialty Health Care Services	Subordinated Note (13%, Due 03/11)	$1,000,000	$958,715	$958,715
		Common Stock Warrants (6% of common stock)		55,268	7,400
		Common Stock (30 shares)		30,000	1,900

			1,000,000	1,043,983	968,015
Energy Hardware Holdings, LLC (4%)*	Machined Parts Distribution	Subordinated Note (14.5%, Due 10/12)	3,265,142	3,196,108	3,196,108
		Junior Subordinated Note (8%, Due 10/12)	207,667	207,667	207,667

			3,472,809	3,403,775	3,403,775
FCL Graphics, Inc. (8%)*	Commercial Printing Services	Senior Note (9%, Due 5/12)	1,920,000	1,912,331	1,912,331
		Senior Note (13%, Due 5/13)	2,000,000	1,992,061	1,992,061
		2nd Lien Note (18%, Due 11/13)	3,145,481	3,133,096	3,133,096

			7,065,481	7,037,488	7,037,488
Fire Sprinkler Systems, Inc. (3%)*	Specialty Trade Contractors	Subordinated Notes (13%—17.5%, Due 04/11)	2,517,986	2,474,943	2,474,943
		Common Stock (250 shares)		250,000	41,700

			2,517,986	2,724,943	2,516,643
Flint Acquisition Corporation (5%)*	Specialty Chemical Manufacturer	Subordinated Note (12.5%, Due 09/09)	3,750,000	3,719,770	3,719,770
		Preferred Stock (9,875 shares)		308,333	1,074,100

			3,750,000	4,028,103	4,793,870
Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (13%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	446,600

			3,000,000	3,500,000	3,446,600
Gerli & Company (3%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (14%, Due 08/11)	3,114,063	3,017,205	3,017,205
		Common Stock Warrants (56,559 shares)		83,414	84,500

			3,114,063	3,100,619	3,101,705
Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,927,075	1,927,075
		Common Stock Warrants (112 shares)		58,995	594,300

			2,000,000	1,986,070	2,521,375

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Syrgis Holdings, Inc. (6%)*	Specialty Chemical Manufacturer	Senior Note (9%, Due 08/12-2/14)	$4,932,500	$4,896,481	$4,896,481
		Common Units (2,114 units)		1,000,000	1,000,000

			4,932,500	5,896,481	5,896,481
Twin-Star International, Inc. (6%)*	Consumer Home Furnishings	Subordinated Note (13%, Due 04/14)	4,500,000	4,429,439	4,429,439
	Manufacturer	Senior Note (8%, Due 04/13)	1,492,500	1,492,500	1,492,500

			5,992,500	5,921,939	5,921,939

Subtotal Non — Control / Non — Affiliate Investments			64,284,841	66,129,119	68,388,014
Affiliate Investments:
Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	2,081,321	2,051,882	2,051,882
	Manufacturer	Common Stock (34,100 shares)		200,000	543,600
		Common Stock Warrant (1,000 shares)		—	12,200

			2,081,321	2,251,882	2,607,682
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)(4) (4%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,000	3,670,336	3,670,336
		Common Unit Warrants — Brantley Transportation (4,560 common
		units)		33,600	33,600
		Preferred Units — Pine Street (200 units)		200,000	200,000
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,903,936	3,903,936
Dyson Corporation (12%)*	Custom Forging and Fastener	Subordinated Note (15%, Due 12/13)	10,009,167	9,789,167	9,789,167
	Supplies	Class A Units (1,000,000 units)		1,000,000	1,000,000

			10,009,167	10,789,167	10,789,167
Equisales, LLC (7%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,129,723	6,014,677	6,014,677
		Class A Units (500,000 units)		500,000	500,000

			6,129,723	6,514,677	6,514,677

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Genapure Corporation (“Genapure”) and Genpref, LLC (“Genpref”)(5)(1%)*	Lab Testing Services	Genapure Common Stock (4,286 shares)		$500,000	$675,122
		Genpref Preferred Stock (455 shares)		63,602	85,878

				563,602	761,000

Subtotal Affiliate Investments			22,020,211	24,023,264	24,576,462
Control Investments:
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,403,521	2,373,358	2,373,358
		Membership Units (3,000 units)		175,000	118,700

			2,403,521	2,548,358	2,492,058
Fischbein, LLC (14%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	8,660,723	8,507,806	8,507,806
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	4,200,000

			8,660,723	12,707,806	12,707,806
Porter’s Group, LLC (5%)*	Metal Fabrication	Membership Units (4,730 units)		471,254	4,871,900

				471,254	4,871,900

Subtotal Control Investments			11,064,244	15,727,418	20,071,764

Total Investments, December 31, 2007 (121%)*			$97,369,296	$105,879,801	$113,036,240

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non — income producing.

(2)	Interest rates on subordinated debt include cash interest rate and, where applicable, paid — in — kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

(5)	Genpref is the sole owner of Genapure’s preferred stock and its sole business purpose is its ownership of Genapure’s preferred stock.

See accompanying notes.

Triangle Capital Corporation

Notes to Financial Statements

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Triangle Capital Corporation (the “Company”), was formed on October 10, 2006 for the purposes of acquiring 100% of the equity interest in Triangle Mezzanine Fund LLLP (the “Fund”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in an initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).

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

On February 21, 2007, concurrent with the closing of the IPO, the following formation transactions were consummated (the “Formation Transactions”):

•	The Company acquired 100% of the limited partnership interests in the Fund in exchange for approximately 1.9 million shares of the Company’s common stock. The Fund became a wholly owned subsidiary of the Company, retained its license under the authority of the United States Small Business Administrations (“SBA”) to operate as a Small Business Investment Company (“SBIC”) and continues to hold its existing investments and make new investments with the proceeds of the IPO; and

•	The Company acquired 100% of the equity interests in TML, and the management agreement between the Fund and Triangle Capital Partners, LLC was terminated.

The IPO consisted of the sale of 4,770,000 shares of Common Stock at a price of $15 per share, resulting in net proceeds of approximately $64.7 million, after deducting offering costs totaling approximately $6.8 million. Upon completion of the IPO, the Company had 6,686,760 common shares outstanding.

As a result of completion of the IPO and formation transactions, the Fund became a 100% wholly owned subsidiary of the Company. The General partner of the Fund is the New General Partner (which is wholly owned by the Company) and the limited partners of the Fund are the Company (99.9%) and the New General Partner (0.1%).

The Company currently operates as a closed - end, non - diversified investment company and has elected to be treated as a BDC under the 1940 Act. The Company is internally managed by its executive officers (previously employed by the Fund’s external manager) under the supervision of its board of directors. For all periods subsequent to the consummation of the IPO and the Formation Transactions, the Company does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals.

Basis of Presentation

The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Fund. The Fund does not consolidate portfolio company investments.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Formation Transactions discussed above involved an exchange of shares of the Company’s common stock between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Statement of Financial

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the year ended December 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. In addition, in accordance with SFAS 141, the results of the Company’s operations and its cash flows for the year ended December 31, 2006 have been presented on a combined basis in order to provide comparative information with respect to prior periods. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation/combination. All financial data and information included in these financial statements have been presented on the basis described above.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Valuation of Investments

The Company has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). Under SFAS 157, a financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy established by SFAS 157 are defined as follows:

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues.

In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment — in — kind (PIK) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, the Company considers valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.

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

For the quarter ended March 31, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2007. For the quarter ended June 30, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 28% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2007. For the quarter ended September 30, 2007, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2007. For the quarter ended December 31, 2007, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 23% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2007. For the quarter ended March 31, 2008, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 35% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2008. For the quarter ended June 30, 2008, the Company asked Duff & Phelps to perform the procedures on investments in five portfolio companies comprising approximately 18% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2008. For the quarter ended September 30, 2008, the Company asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2008. For the quarter ended December 31, 2008, the Company asked Duff & Phelps to perform the procedures on investments in eight portfolio companies

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

comprising approximately 34% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2008. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

Warrants

When originating a debt security, the Company will sometimes receive warrants or other equity — related securities from the borrower. The Company determines the cost basis of the warrants or other equity — related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity - related securities received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant or other equity instruments is treated as original issue discount and accreted into interest income over the life of the loan.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

Investment Income

Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex - dividend date.

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

Payment in Kind Interest

The Company holds loans in its portfolio that contain a payment - in - kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Management Fee

Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that was majority-owned by three members of the Company’s management, including the Company’s Chief Executive Officer. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fee for the years ended December 31, 2007 and 2006 was $232,423 and $1,589,070, respectively. In conjunction with the consummation of the Formation Transactions in February 2007, the management agreement was terminated.

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

For all periods subsequent to February 21, 2007, the Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Code. As a RIC, so long as the Company meets certain minimum distribution, source-of-income and asset diversification requirements, it generally is required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains.

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

Concentration of Credit Risk

The Company’s investees are generally lower middle - market companies in a variety of industries. At December 31, 2008, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. At December 31, 2007, the Company had one investment that was individually greater than or equal to 10% of the total fair value of its investment portfolio. This investment represented approximately 11% of the total fair value of the Company’s investment portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

On May 7, 2008, the Company declared a dividend of $0.31 per common share, payable on June 26, 2008 to shareholders of record on June 5, 2008. The total amount of the dividend was approximately $2.14 million, all of which was paid in cash.

On July 21, 2008, the Company declared a dividend of $0.35 per common share, payable on September 4, 2008 to shareholders of record on August 14, 2008. The total amount of the dividend was approximately $2.42 million, all of which was paid in cash.

On October 9, 2008, the Company declared a dividend of $0.38 per common share, payable on November 20, 2008 to shareholders of record on October 30, 2008. The total amount of the dividend was approximately $2.63 million, all of which was paid in cash.

On December 7, 2008, the Company declared a dividend of $0.40 per common share, payable on January 6, 2009 to shareholders of record on December 23, 2008. The total amount of the dividend was approximately $2.77 million and is reflected as dividends payable in the Company’s financial statements as of December 31, 2008.

Allocations and Distributions of the Fund

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2008:
Subordinated debt and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

December 31, 2007:
Subordinated debt and 2nd lien notes	$80,902,982	76%	$80,902,982	72%
Senior debt	14,728,958	14	14,728,958	13
Equity shares	9,699,689	9	15,335,900	13
Equity warrants	548,172	1	1,870,500	2
Royalty rights	—	—	197,900	—

	$105,879,801	100%	$113,036,240	100%

During the year ended December 31, 2008, the Company made twelve new investments totaling $91.0 million, additional debt investments in an existing portfolio company of $1.9 million and four additional equity investments in existing portfolio companies totaling approximately $0.2 million. During the year ended December 31, 2007, the Company made nine new investments totaling $62.2 million, one additional debt investment in an existing portfolio company of $1.9 million and one additional equity investment in an existing portfolio company of approximately $0.1 million. During the year ended December 31, 2006, the Company made nine new investments totaling $21.5 million.

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2008, on the consolidated balance sheet by SFAS 157 valuation hierarchy, as previously described:

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$182,105,291	$182,105,291

	$—	$—	$182,105,291	$182,105,291

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Year Ended
December 31,
2008

Fair value of portfolio, January 1, 2008	$113,036,240
New investments	93,054,022
Proceeds from sale of investment	(3,631,876)
Loan origination fees received	(1,686,996)
Principal repayments received	(17,336,521)
Payment in kind interest earned	3,761,786
Payment in kind interest payments received	(1,978,498)
Accretion of loan discounts	169,548
Accretion of deferred loan origination revenue	484,664
Realized gains on investments	1,435,608
Unrealized losses on investments	(5,202,686)

Fair value of portfolio, December 31, 2008	$182,105,291

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Pre-tax net unrealized losses on investments of $0.8 million during the year ended December 31, 2008 are related to portfolio company investments that are still held by the Company as of December 31, 2008.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

3.	Long - Term Debt

The Company has the following debentures outstanding guaranteed by the SBA:

		Prioritized	December 31,	December 31,
Issuance/Pooling Date	Maturity Date	Return Rate	2008	2007

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.191%	6,410,000	1,210,000
March 27, 2008	September 1, 2018	6.580%	4,840,000	—
April 11, 2008	September 1, 2018	6.442%	9,400,000	—
April 28, 2008	September 1, 2018	6.442%	15,160,000	—
May 29, 2008	September 1, 2018	6.442%	5,000,000	—
May 29, 2008	September 1, 2018	6.442%	5,000,000	—
June 11, 2008	September 1, 2018	6.442%	5,000,000	—
June 24, 2008	September 1, 2018	6.442%	2,500,000	—
August 28, 2008	September 1, 2018	6.442%	1,000,000	—
August 28, 2008	September 1, 2018	6.442%	2,000,000	—
August 28, 2008	September 1, 2018	6.442%	1,000,000	—
October 24, 2008	March 1, 2019	4.545%	4,000,000	—
October 28, 2008	March 1, 2019	4.500%	4,000,000	—
October 31, 2008	March 1, 2019	4.099%	4,000,000	—
October 31, 2008	March 1, 2019	4.099%	4,000,000	—
November 4, 2008	March 1, 2019	3.861%	4,000,000	—
November 4, 2008	March 1, 2019	3.861%	2,000,000	—

			$115,110,000	$37,010,000

Interest payments are payable semi - annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $137.1 million (which amount is subject to an annual inflation adjustment). Under the provisions of the recently enacted American Recovery and Reinvestment Act of 2009, the Company’s maximum borrowing under the SBA-guaranteed debenture program has been increased to $150 million. With $65.3 million of regulatory capital as of December 31, 2008, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures. In addition to the one - time 1.0% fee on the total commitment from the SBA, the Company also pays a one - time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of December 31, 2008 and December 31, 2007 were 5.811% and 5.826%, respectively. The weighted average interest rate as of December 31, 2008 includes $93.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.19% and $22.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 4.19%.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

During 2008, the Company entered into an uncommitted short-term offering basis loan agreement with a financial institution (the “Loan Agreement”) under which the financial institution may make loans to the Company in amounts not exceeding $15.0 million in the aggregate. The term of any advances made under the Loan Agreement may not exceed 45 days and bear interest at LIBOR plus 275 basis points. As of December 31, 2008, there were no borrowings outstanding under the Loan Agreement.

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

For all periods subsequent to February 21, 2007, the Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code (the “Code”). Provided the Company continues to qualify as a RIC, its income generally will not be subject to federal income or excise tax to the extent it makes the requisite distributions to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2008 and 2007, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold during the year as follows:

Year Ended December 31, 2008:
Additional paid-in capital	$612,399
Investment income in excess of distributions	$(151,906)
Accumulated realized gains on investments	$(460,493)
Year Ended December 31, 2007:
Investment income in excess of distributions	$649,856
Additional paid-in capital	$(649,856)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2008 and 2007 was as follows:

Year Ended December 31, 2008:
Ordinary income(a)	$9,817,002

Distributions on a Tax Basis	$9,817,002

Year Ended December 31, 2007:
Ordinary income(a)	$5,993,469

Distributions on a Tax Basis	$5,993,469

(a)	Ordinary income is reported on form 1099-DIV as non-qualified.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

For federal income tax purposes, the cost of investments owned at December 31, 2008 and 2007 was approximately $181.2 and $107.3 million, respectively.

At December 31, 2008 and 2007, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows.

December 31, 2008:
Undistributed net investment income	$634,803
Accumulated Capital Gains	356,495
Other permanent differences relating to the Company’s Formation	1,975,543
Other temporary differences	(317,111)
Unrealized Appreciation	931,730

Components of Distributable Earnings at December, 31, 2008	$3,581,460

December 31, 2007:
Accumulated Capital Losses	$(618,620)
Other permanent differences relating to the Company’s Formation	1,834,692
Other temporary differences	34,166
Unrealized Appreciation	5,266,122

Components of Distributable Earnings at December, 31, 2007	$6,516,360

During 2008, the Company utilized net capital loss carryforwards of $618,620.

5.	Equity Compensation Plan

The Company’s Board of Directors and stockholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 900,000 shares of the Company’s Common Stock authorized for issuance. Under the Plan, the Board (or compensation committee, if delegated administrative authority by the Board) may award stock options, restricted stock or other stock based incentive awards to executive officers, employees and directors. The terms of equity-based awards granted under the Plan generally will vest ratably over one- to four-year periods.

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

On May 7, 2008, the Company’s Board of Directors granted 113,500 restricted shares of our common stock to certain employees and independent directors. These restricted shares had a total grant date fair value of approximately $1.3 million, which will be expensed on a straight-line basis over each respective award’s vesting period. In the year ended December 31, 2008, the Company recognized equity-based compensation expense of approximately $0.3 million. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations. As of December 31, 2008, the Company has a total of 113,500 restricted shares outstanding.

As of December 31, 2008, there was approximately $1.0 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

6.	Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit as of December 31, 2008 was approximately $0.3 million. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Company’s headquarters is leased under an agreement that expires on December 31, 2013. Rent expense for the years ended December 31, 2008 and 2007 was approximately $122,000 and $98,000, respectively, and the rent commitment for the five years ending December 31, 2013 are as follows: 2009 - $275,124, 2010 - $281,409, 2011 - $287,805, 2012 - $294,531, 2013 - $301,368.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

7.	Financial Highlights

	Year Ended December 31,
	2008	2007	2006(1)	2005(1)	2004(1)
	(Consolidated)	(Consolidated)	(Combined)	(Combined)	(Combined)

Per share data:
Net asset value at beginning of period(2)	$13.74	$13.44	N/A	N/A	N/A
Net investment income(3)	1.54	0.96	N/A	N/A	N/A
Net realized gain (loss) on investments(3)	0.21	(0.09)	N/A	N/A	N/A
Net unrealized appreciation (depreciation) on investments(3)	(0.62)	0.45	N/A	N/A	N/A

Total increase from investment operations(3)	1.13	1.32	N/A	N/A	N/A
Dividends declared	(1.44)	(0.98)	N/A	N/A	N/A
Shares issued pursuant to Dividend Reinvestment Plan	—	0.24	N/A	N/A	N/A
Distribution to partners(3)	—	(0.03)	N/A	N/A	N/A
Income tax provision(3)	(0.02)	(0.01)	N/A	N/A	N/A
Other(4)	(0.19)	(0.24)	N/A	N/A	N/A

Net asset value at end of period	$13.22	$13.74	N/A	N/A	N/A

Market value at end of period(5)	$10.20	$12.40	N/A	N/A	N/A

Shares outstanding at end of period	6,917,363	6,803,863	N/A	N/A	N/A
Net assets at end of period	$91,514,982	$93,472,353	$25,156,811	$11,364,547	$5,003,825
Average net assets(2)	$94,584,281	$92,765,399	$20,447,456	$7,654,010	$5,104,796
Ratio of operating expenses to average net assets	11%	7%	18%	43%	40%
Ratio of net investment income to average net assets	11%	7%	15%	35%	(1)%
Ratio of total capital called to total capital commitments	N/A	N/A	100%	50%	35%
Portfolio turnover ratio	13%	13%	7%	39%	0%
Total return(6)	(6)%	(11)%	18%	4%	(29%)

(1)	Per share data for the years ended December 31, 2006, 2005, and 2004 is not presented as there were no shares of Triangle Capital Corporation outstanding during the period.

(2)	Average net assets for the year ended December 31, 2007 are presented as if the IPO and Formation Transactions had occurred on January 1, 2007. See Note 1 for a further description of the basis of presentation of the Company’s financial statements.

(3)	Weighted average basic per share data.

(4)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(5)	Represents the closing price of the Company’s common stock on the last day of the period.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

(6)	The total return for the year ended December 31, 2008 equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. The total return for the year ended December 31, 2007 equals the change in the ending market value of the Company’s common stock from the IPO price of $15.00 per share plus dividends declared per share during the period, divided by the IPO price. Total return is not annualized.

8.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2008. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total investment income	$3,863,984	$5,020,091	$5,869,637	$6,605,786
Net investment income	1,913,695	2,542,442	3,211,706	2,954,435
Net increase in net assets resulting from operations	765,391	2,848,507	2,476,346	1,548,257
Net investment income per share	$0.28	$0.37	$0.46	$0.43

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total investment income	$2,112,116	$3,287,224	$3,594,287	$3,742,216
Net investment income	804,730	1,643,998	1,992,001	1,982,480
Net increase in net assets resulting from operations	1,065,835	2,230,084	3,366,681	2,150,498
Net investment income per share	$0.12	$0.25	$0.30	$0.29

9.	Subsequent Event

On February 6, 2009, the Company invested an additional $3.8 million in the subordinated debt of Inland Pipe Rehabilitation (“Inland Pipe”), a provider of maintenance, inspection and repair services for piping, sewers, drains and storm lines. Under the terms of the investment, Inland Pipe will pay interest on the subordinated debt at a fixed rate of 18% per annum.

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
3.4	Second Amended and Restated Bylaws of the Registrant.
4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
4.3	Debenture No. 0800219 dated March 27, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(1) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.4	Debenture No. 0800216 dated April 11, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(2) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.5	Debenture No. 0800218 dated April 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(3) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.6	Debenture No. 0800403 dated May 29, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(4) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.7	Debenture No. 0800404 dated May 29, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(5) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.8	Debenture No. 0800405 dated June 11, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration (Filed as Exhibit (f)(6) to the Registrant’s Registration Statement on Form N-2 File No. 333-151930, filed with the Securities and Exchange Commission on June 25, 2008 and incorporated herein by reference).
4.9	Debenture No. 0800406 dated June 24, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.10	Debenture No. 0800527 dated August 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.11	Debenture No. 0800528 dated August 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.12	Debenture No. 0800531 dated August 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.13	Debenture No. 0800847 dated October 24, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.

Exhibit
Number		Exhibit

4.14		Debenture No. 0800848 dated October 28, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.15		Debenture No. 0800849 dated October 31, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.16		Debenture No. 0800850 dated October 31, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.17		Debenture No. 0800851 dated November 4, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.18		Debenture No. 0800861 dated November 4, 2008 by and between Triangle Mezzanine Fund LLLP and the U.S. Small Business Administration.
4.19		Agreement to Furnish Certain Instruments.
10	.1†	Employment Agreement between Triangle Capital Corporation and Garland S. Tucker, III dated February 21, 2007 (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.2†	Employment Agreement between Triangle Capital Corporation and Brent P.W. Burgess dated February 21, 2007 (Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.3†	Employment Agreement between Triangle Capital Corporation and Steven C. Lilly dated February 21, 2007 (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10	.4†	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.5†	Triangle Capital Corporation form of Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.6†	Triangle Capital Corporation form of Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10.7		Custodian Agreement with U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10.8		Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.9		Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.10		Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).
14.1		Code of Conduct.
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP.
31.1		Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.