Form 10-Q
period 2009-03-31
Triangle Capital CORP
filed 2009-05-06
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (919) 719-4770
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s Common Stock on May 1, 2009 was 8,247,663.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $145,837,889 and $138,413,589 at March 31, 2009 and December 31, 2008, respectively)	$140,399,949	$135,712,877
Affiliate investments (cost of $30,683,269 and $30,484,491 at March 31, 2009 and December 31, 2008, respectively)	33,744,178	33,894,556
Control investments (cost of $11,340,584 and $11,253,458 at March 31, 2009 and December 31, 2008, respectively)	12,066,784	12,497,858

Total investments at fair value	186,210,911	182,105,291
Cash and cash equivalents	17,432,238	27,193,287
Interest and fees receivable	468,625	679,828
Prepaid expenses and other current assets	295,045	95,325
Deferred financing fees	3,454,749	3,545,410
Property and equipment, net	42,449	48,020

Total assets	$207,904,017	$213,667,161

Liabilities
Accounts payable and accrued liabilities	$809,372	$1,608,909
Interest payable	512,333	1,881,761
Dividends payable	2,819,065	2,766,945
Taxes payable	—	30,436
Deferred income taxes	844,507	843,947
SBA guaranteed debentures payable	115,110,000	115,110,000

Total liabilities	120,095,277	122,241,998

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 7,047,663 and 6,917,363 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively)	7,047	6,917
Additional paid-in capital	87,972,856	87,836,786
Investment income in excess of distributions	2,320,044	2,115,157
Accumulated realized gains on investments	4,129	356,495
Net unrealized appreciation (depreciation) of investments	(2,495,336)	1,109,808

Total net assets	87,808,740	91,425,163

Total liabilities and net assets	$207,904,017	$213,667,161

Net asset value per share	$12.46	$13.22

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$4,191,620	$1,921,769
Affiliate investments	931,836	748,766
Control investments	237,957	487,434

Total loan interest, fee and dividend income	5,361,413	3,157,969

Paid-in-kind interest income:
Non-Control / Non-Affiliate investments	819,942	296,636
Affiliate investments	174,261	142,552
Control investments	81,123	129,395

Total paid-in-kind interest income	1,075,326	568,583

Interest income from cash and cash equivalent investments	67,761	137,432

Total investment income	6,504,500	3,863,984

Expenses:
Interest expense	1,656,991	561,815
Amortization of deferred financing fees	90,661	40,141
General and administrative expenses	1,719,266	1,348,333

Total expenses	3,466,918	1,950,289

Net investment income	3,037,582	1,913,695

Net unrealized depreciation of investments	(3,605,144)	(1,021,883)

Total net loss on investments before income taxes	(3,605,144)	(1,021,883)

Income tax expense	15,795	126,421

Net increase (decrease) in net assets resulting from operations	$(583,357)	$765,391

Net investment income per share — basic and diluted	$0.43	$0.28

Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.08)	$0.11

Dividends declared per common share	$0.40	$—

Distributions of capital gains declared per common share	$0.05	$—

Weighted average number of shares outstanding — basic and diluted	6,997,411	6,803,863

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

				Investment		Net
				Income	Accumulated	Unrealized
	Common Stock		Additional	in Excess of	Realized	Appreciation	Total
	Number	Par	Paid In	(Less Than)	Losses on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2008	6,803,863	$6,804	$86,949,189	$1,738,797	$(618,620)	$5,396,183	$93,472,353
Net investment income	—	—	—	1,913,695	—	—	1,913,695
Net unrealized losses on investments	—	—	—	—	—	(1,021,883)	(1,021,883)
Income tax expense	—	—	—	(126,421)	—	—	(126,421)

Balance, March 31, 2008	6,803,863	$6,804	$86,949,189	$3,526,071	$(618,620)	$4,374,300	$94,237,744

						Net
				Investment	Accumulated	Unrealized
	Common Stock		Additional	Income	Realized	Appreciation	Total
	Number	Par	Paid In	in Excess of	Gains on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2009	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163
Net investment income	—	—	—	3,037,582	—	—	3,037,582
Stock-based compensation	—	—	136,200	—	—	—	136,200
Net unrealized losses on investments	—	—	—	—	—	(3,605,144)	(3,605,144)
Income tax expense	—	—	—	(15,795)	—	—	(15,795)
Dividends/distributions declared	—	—	—	(2,816,900)	(352,366)	—	(3,169,266)
Issuance of restricted stock	133,000	133	(133)	—	—	—	—
Forfeiture of restricted stock	(2,700)	(3)	3	—	—	—	—

Balance, March 31, 2009	7,047,663	$7,047	$87,972,856	$2,320,044	$4,129	$(2,495,336)	$87,808,740

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(583,357)	$765,391
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(9,193,735)	(14,123,791)
Repayments received/sales of portfolio investments	2,246,284	475,404
Loan origination and other fees received	175,000	403,889
Net unrealized depreciation of investments	3,604,584	1,196,243
Deferred income taxes	560	(174,360)
Paid-in-kind interest accrued, net of payments received	(648,221)	(541,434)
Amortization of deferred financing fees	90,661	40,141
Recognition of loan origination and other fees	(184,906)	(200,670)
Accretion of loan discounts	(104,626)	(24,420)
Depreciation expense	5,571	3,265
Stock-based compensation	136,200	—
Changes in operating assets and liabilities:
Interest and fees receivable	211,203	(98,925)
Prepaid expenses	(199,720)	(130,485)
Accounts payable and accrued liabilities	(799,537)	(500,589)
Interest payable	(1,369,428)	(512,736)
Taxes payable	(30,436)	42,982

Net cash used in operating activities	(6,643,903)	(13,380,095)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,015)

Net cash used in investing activities	—	(2,015)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	—	10,040,000
Financing fees paid	—	(793,470)
Cash dividends paid	(2,764,780)	(2,041,159)
Cash distributions paid	(352,366)	—

Net cash provided by (used in) financing activities	(3,117,146)	7,205,371

Net decrease in cash and cash equivalents	(9,761,049)	(6,176,739)
Cash and cash equivalents, beginning of period	27,193,287	21,787,750

Cash and cash equivalents, end of period	$17,432,238	$15,611,011

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,026,419	$1,074,552

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
March 31, 2009

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1)(2)	Amount	Cost	Value (3)
Non–Control / Non–Affiliate Investments:

Ambient Air Corporation (“AAC”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (6%)*	Specialty Trade Contractors	Subordinated Note-AAC (14%, Due 03/11)	$3,198,169	$3,101,162	$3,101,162
		Subordinated Note-AAC (18%, Due 03/11)	1,936,279	1,910,345	1,910,345
		Common Stock-PHM (126,634 shares)		128,571	96,400
		Common Stock Warrants-AAC (455 shares)		142,361	549,100

			5,134,448	5,282,439	5,657,007

American De-Rosa Lamparts, LLC and Hallmark Lighting (6%)*	Wholesale and Distribution	Subordinated Note (15.25%, Due 10/13)	8,285,358	8,147,549	5,032,401

			8,285,358	8,147,549	5,032,401

American Direct Marketing Resources, LLC (5%)*	Direct Marketing Services	Subordinated Note (15%, Due 03/15)	4,065,301	3,989,513	3,989,513

			4,065,301	3,989,513	3,989,513

APO Newco, LLC (2%)*	Commercial and Consumer Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	1,591,500

				25,200	1,591,500

ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,560,326	2,542,666	2,542,666

			2,560,326	2,542,666	2,542,666

Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,268,488	2,250,558	2,250,558
		Membership unit warrants (15% of units (150 units))		40,800	—

			2,268,488	2,291,358	2,250,558

Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	4,026,884	3,988,641	3,250,000
		Common Stock (57 shares)		257,143	—

			4,026,884	4,245,784	3,250,000

CV Holdings, LLC (12%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 09/13)	10,884,535	9,928,282	9,928,282
	Manufacturer	Royalty rights		874,400	874,400

			10,884,535	10,802,682	10,802,682

Cyrus Networks, LLC (8%)*	Data Center Services Provider	Senior Note (5%, Due 07/13)	5,529,637	5,515,331	5,515,331
		2nd Lien Note (8%, Due 01/14)	1,196,809	1,196,809	1,196,809
		Revolving Line of Credit (5%)	455,659	455,659	455,659

			7,182,105	7,167,799	7,167,799

DataPath, Inc. (0%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	88,300

				101,500	88,300

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1)(2)	Amount	Cost	Value (3)
Electronic Systems Protection, Inc. (5%)*	Power Protection Systems	Subordinated Note (14%, Due 12/15)	$3,074,563	$3,048,452	$3,048,452
	Manufacturing	Senior Note (5%, Due 01/14)	910,404	910,404	910,404
		Common Stock (500 shares)		285,000	285,000

			3,984,967	4,243,856	4,243,856

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	365,100

				4,833	365,100
FCL Graphics, Inc. (6%)*	Commercial Printing Services	Senior Note (8%, Due 5/12)	1,609,200	1,603,493	1,603,493
		Senior Note (12%, Due 5/13)	2,000,000	1,993,497	1,993,497
		2nd Lien Note (20%, Due 11/13)	3,403,754	3,393,109	1,699,000

			7,012,954	6,990,099	5,295,990

Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (12%, Due 04/11)	2,388,362	2,359,874	836,000
		Common Stock (283 shares)		294,624	—

			2,388,362	2,654,498	836,000
Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (9%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	791,400

			3,000,000	3,500,000	3,791,400

Gerli & Company (2%)*	Specialty Woven Fabrics	Subordinated Note (14%, Due 08/11)	3,161,439	3,100,427	1,865,000
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	—

			3,161,439	3,183,841	1,865,000

Inland Pipe Rehabilitation Holding Company LLC (14%)*	Cleaning and Repair Services	Subordinated Note (14%, Due 01/14)	8,109,091	7,180,299	7,180,299
		Subordinated Note (18%, Due 01/14)	3,750,000	3,678,301	3,678,301
		Membership Interest Purchase Warrant (2.9%)		853,500	1,743,000

			11,859,091	11,712,100	12,601,600

Jenkins Service, LLC (11%)*	Restoration Services	Subordinated Note (17.5%, Due 04/14)	8,563,625	8,424,025	8,424,025
		Convertible Note (10%, Due 04/18)	1,375,000	1,338,391	1,338,391

			9,938,625	9,762,416	9,762,416

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,954,356	1,954,356
		Common Stock Warrants (112 shares)		58,995	1,114,000

			2,000,000	2,013,351	3,068,356

Novolyte Technologies, Inc. (9%)*	Specialty Manufacturing	Subordinated Note (16%, Due 04/15)	7,118,704	6,958,876	6,958,876
		Preferred Units (600 units)		600,000	600,000
		Common Units (22,960 units)		150,000	150,000

			7,118,704	7,708,876	7,708,876

Syrgis Holdings, Inc. (5%)*	Specialty Chemical Manufacturer	Senior Note (5%, Due 08/12-02/14)	4,535,000	4,506,942	4,506,942
		Common Units (2,114 units)		1,000,000	247,800

			4,535,000	5,506,942	4,754,742

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1)(2)	Amount	Cost	Value (3)
TrustHouse Services Group, Inc. (5%)*	Food Management Services	Subordinated Note (14%, Due 09/15)	$4,285,816	$4,210,002	$4,210,002
		Class A Units (1,495 units)		475,000	406,400
		Class B Units (79 units)		25,000	—

			4,285,816	4,710,002	4,616,402

Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners,	Pipeline Inspection Services	Subordinated Note (14%, Due 03/14)	5,000,000	4,579,000	4,579,000
LLC (“RTIR”) (6%)*		Common Units – RTIR (11 units)		200,000	200,000
		Common Stock Warrants — TIR (7 shares)		321,000	321,000

			5,000,000	5,100,000	5,100,000

Twin-Star International, Inc. (7%)*	Consumer Home Furnishings	Subordinated Note (15%, Due 04/14)	4,511,625	4,453,369	4,453,369
	Manufacturer	Senior Note (8%, Due 04/13)	1,298,617	1,298,617	1,298,617

			5,810,242	5,751,986	5,751,986

Waste Recyclers Holdings, LLC (14%)*	Environmental and Facilities Services	Subordinated Note (15.5%, Due 01/13)	9,186,681	9,023,471	9,023,471
		Class A Preferred Units (300 Units)		2,251,100	2,251,100
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	748,900
		Common Units (153,219 Units)		180,783	180,783

			9,186,681	12,204,254	12,204,254

Wholesale Floors, Inc. (4%)*	Commercial Services	Subordinated Note (14%, Due 06/14)	3,500,000	3,347,050	3,347,050
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,500,000	3,479,850	3,347,050

Yellowstone Landscape Group, Inc. (14%)*	Landscaping Services	Subordinated Note (15%, Due 04/14)	13,000,000	12,714,495	12,714,495

			13,000,000	12,714,495	12,714,495

Subtotal Non–Control / Non–Affiliate Investments			140,189,326	145,837,889	140,399,949

Affiliate Investments:

Asset Point, LLC (6%)*	Asset Management Software Provider	Subordinated Note (15%, Due 03/13)	5,162,451	5,078,021	5,078,021
		Membership Units (10 units)		500,000	437,300

			5,162,451	5,578,021	5,515,321

Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	2,134,675	2,116,250	2,116,250
	Manufacturer	Common Stock (34,100 shares)		200,000	514,900
		Common Stock Warrant (1,000 shares)		—	13,300

			2,134,675	2,316,250	2,644,450

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1)(2)	Amount	Cost	Value (3)
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (3%)*	Oil and Gas Services	Subordinated Note – Brantley Transportation (14%, Due 12/12)	$3,800,000	$3,695,956	$2,500,000
		Common Unit Warrants – Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units – Pine Street (200 units)		200,000	—
		Common Unit Warrants – Pine Street (2,220 units)		—	—

			3,800,000	3,929,556	2,500,000

Dyson Corporation (14%)*	Custom Forging and Fastener	Subordinated Note (15%, Due 12/13)	10,396,334	10,207,657	10,207,657
	Supplies	Class A Units (1,000,000 units)		1,000,000	1,786,000

			10,396,334	11,207,657	11,993,657

Equisales, LLC (10%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,366,828	6,279,850	6,279,850
		Class A Units (500,000 units)		500,000	2,251,000

			6,366,828	6,779,850	8,530,850

Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	1,954,300

				308,333	1,954,300

Genapure Corporation (1%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	605,600

				563,602	605,600

Subtotal Affiliate Investments			27,860,288	30,683,269	33,744,178

Control Investments:

Fischbein, LLC (14%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	7,265,190	7,140,584	7,140,584
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	4,926,200

			7,265,190	11,340,584	12,066,784

Subtotal Control Investments			7,265,190	11,340,584	12,066,784

Total Investments, March 31, 2009(212%)*			$175,314,804	$187,861,742	$186,210,911

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2008

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)
Non–Control / Non–Affiliate Investments:

Ambient Air Corporation (“AAC”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (6%)*	Specialty Trade Contractors	Subordinated Note-AAC (14%, Due 03/11)	$3,182,231	$3,074,633	$3,074,633
		Subordinated Note-AAC (18%, Due 03/11)	1,917,045	1,888,343	1,888,343
		Common Stock-PHM (126,634 shares)		126,634	126,634
		Common Stock Warrants-AAC (455 shares)		142,361	600,100

			5,099,276	5,231,971	5,689,710

American De-Rosa Lamparts, LLC and Hallmark Lighting (8%)*	Wholesale and Distribution	Subordinated Note (15.25%, Due 10/13)	8,208,166	8,064,571	6,894,500

			8,208,166	8,064,571	6,894,500

American Direct Marketing Resources, LLC (4%)*	Direct Marketing Services	Subordinated Note (15%, Due 03/15)	4,035,038	3,957,113	3,957,113

			4,035,038	3,957,113	3,957,113

APO Newco, LLC (3%)*	Commercial and Consumer	Subordinated Note (14%, Due 03/13)	1,993,336	1,907,664	1,907,664
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	1,033,400

			1,993,336	1,932,864	2,941,064

ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,528,587	2,508,276	2,508,276

			2,528,587	2,508,276	2,508,276

Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,333,488	2,309,951	2,309,951
		Membership unit warrants (15% of units (150 units))		40,800	—

			2,333,488	2,350,751	2,309,951

Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	4,026,884	3,985,742	3,261,800
		Common Stock (57 shares)		257,143	—

			4,026,884	4,242,885	3,261,800

CV Holdings, LLC (12%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 09/13)	10,776,412	9,780,508	9,780,508
	Manufacturer	Royalty rights		874,400	874,400
			10,776,412	10,654,908	10,654,908

Cyrus Networks, LLC (8%)*	Data Center Services Provider	Senior Note (6%, Due 07/13)	5,539,867	5,524,881	5,524,881
		2nd Lien Note (9%, Due 01/14)	1,196,809	1,196,809	1,196,809
		Revolving Line of Credit (6%)	253,144	253,144	253,144

			6,989,820	6,974,834	6,974,834

DataPath, Inc. (0%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	—

				101,500	—

			Principal		Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Amount	Cost	Value (3)
Electronic Systems Protection, Inc. (5%)*	Power Protection Systems	Subordinated Note (14%, Due 12/15)	$3,059,267	$3,032,533	$3,032,533
	Manufacturing	Senior Note (6%, Due 01/14)	930,635	930,635	930,635
		Common Stock (500 shares)		285,000	285,000

			3,989,902	4,248,168	4,248,168

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	292,300

				4,833	292,300

FCL Graphics, Inc. (8%)*	Commercial Printing Services	Senior Note (8%, Due 5/12)	1,669,200	1,663,083	1,663,083
		Senior Note (12%, Due 5/13)	2,000,000	1,993,191	1,993,191
		2nd Lien Note (18%, Due 11/13)	3,393,186	3,382,162	3,382,162

			7,062,386	7,038,436	7,038,436

Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (12%, Due 04/11)	2,388,362	2,356,781	1,000,000
		Common Stock (283 shares)		282,905	11,719

			2,388,362	2,639,686	1,011,719

Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (11%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	583,600

			3,000,000	3,500,000	3,583,600

Gerli & Company (2%)*	Specialty Woven Fabrics	Subordinated Note (14%, Due 08/11)	3,161,439	3,092,786	1,865,000
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	—

			3,161,439	3,176,200	1,865,000

Inland Pipe Rehabilitation Holding Company LLC (10%)*	Cleaning and Repair Services	Subordinated Note (14%, Due 01/14)	8,095,149	7,422,265	7,422,265
		Membership Interest Purchase Warrant (2.5%)		563,300	1,407,300

			8,095,149	7,985,565	8,829,565

Jenkins Service, LLC (10%)*	Restoration Services	Subordinated Note (17.5%, Due 04/14)	8,411,172	8,266,277	8,266,277
		Convertible Note (10%, Due 04/18)	1,375,000	1,336,993	1,336,993

			9,786,172	9,603,270	9,603,270

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,948,573	1,948,573
		Common Stock Warrants (112 shares)		58,995	802,500

			2,000,000	2,007,568	2,751,073

Novolyte Technologies, Inc. (8%)*	Specialty Manufacturing	Subordinated Note (16%, Due 04/15)	7,048,222	6,880,696	6,880,696
		Preferred Units (600 units)		600,000	600,000
		Common Units (22,960 units)		150,000	150,000

			7,048,222	7,630,696	7,630,696

Syrgis Holdings, Inc. (6%)*	Specialty Chemical Manufacturer	Senior Note (7%, Due 08/12-02/14)	4,632,500	4,602,773	4,602,773
		Common Units (2,114 units)		1,000,000	532,700

			4,632,500	5,602,773	5,135,473

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
TrustHouse Services Group, Inc. (5%)*	Food Management Services	Subordinated Note (14%, Due 09/15)	$4,264,494	$4,186,542	$4,186,542
		Class A Units (1,495 units)		475,000	207,500
		Class B Units (79 units)		25,000	—

			4,264,494	4,686,542	4,394,042

Twin-Star International, Inc. (6%)*	Consumer Home Furnishings	Subordinated Note (15%, Due 04/14)	4,500,000	4,439,137	4,439,137
	Manufacturer	Senior Note (8%, Due 04/13)	1,301,921	1,301,921	1,301,921

			5,801,921	5,741,058	5,741,058

Waste Recyclers Holdings, LLC (13%)*	Environmental and Facilities Services	Subordinated Note (15.5%, Due 01/13)	9,106,995	8,935,266	8,935,266
		Class A Preferred Units (300 Units)		2,251,100	2,251,100
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	748,900
		Common Units (153,219 Units)		153,219	153,219

			9,106,995	12,088,485	12,088,485

Wholesale Floors, Inc. (4%)*	Commercial Services	Subordinated Note (14%, Due 06/14)	3,500,000	3,341,947	3,341,947
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,500,000	3,474,747	3,341,947

Yellowstone Landscape Group, Inc. (14%)*	Landscaping Services	Subordinated Note (15%, Due 04/14)	13,261,710	12,965,889	12,965,889

			13,261,710	12,965,889	12,965,889

Subtotal Non—Control / Non—Affiliate Investments			133,090,259	138,413,589	135,712,877

Affiliate Investments:

Asset Point, LLC (6%)*	Asset Management Software Provider	Subordinated Note (15%, Due 03/13)	5,123,925	5,035,428	5,035,428
		Membership Units (10 units)		500,000	371,400

			5,123,925	5,535,428	5,406,828

Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	2,124,037	2,103,277	2,103,277
	Manufacturer	Common Stock (34,100 shares)		200,000	408,900
		Common Stock Warrant (1,000 shares)		—	10,600

			2,124,037	2,303,277	2,522,777

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (4%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14%, Due 12/12)	3,800,000	3,690,525	3,690,525
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	41,800
		Preferred Units — Pine Street (200 units)		200,000	139,200
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,924,125	3,871,525

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Dyson Corporation (12%)*	Custom Forging and Fastener	Subordinated Note (15%, Due 12/13)	$10,318,750	$10,123,339	$10,123,339
	Supplies	Class A Units (1,000,000 units)		1,000,000	964,700

			10,318,750	11,123,339	11,088,039

Equisales, LLC (9%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,319,315	6,226,387	6,226,387
		Class A Units (500,000 units)		500,000	2,322,400

			6,319,315	6,726,387	8,548,787

Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	1,984,500

				308,333	1,984,500

Genapure Corporation (1%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	472,100

				563,602	472,100

Subtotal Affiliate Investments			27,686,027	30,484,491	33,894,556

Control Investments:

Fischbein, LLC (14%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	7,184,066	7,053,458	7,053,458
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	5,444,400

			7,184,066	11,253,458	12,497,858

Subtotal Control Investments			7,184,066	11,253,458	12,497,858

Total Investments, December 31, 2008 (199%)*			$167,960,352	$180,151,538	$182,105,291

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid—in—kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Financial Statements
1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS
Organization
     Triangle Capital Corporation and its wholly owned subsidiary, Triangle Mezzanine Fund LLLP (the “Fund”) (collectively, the “Company”) operate as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Fund is a specialty finance limited liability limited partnership formed to make investments primarily in middle market companies located throughout the United States. The Fund’s term is ten years from the date of formation (August 14, 2002) unless terminated earlier or extended in accordance with provisions of the limited partnership agreement. On September 11, 2003, the Fund was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). As an SBIC, the Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.
     The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a BDC under the 1940 Act. The Company is internally managed by its executive officers under the supervision of its board of directors. The Company does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals.
Basis of Presentation
     The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Fund. The Fund does not consolidate portfolio company investments. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation/combination.
     The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2008. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
     On January 1, 2009, the Company adopted FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities (“FSP EITF 03-06-1”), which requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report earnings per share in two broad categories. First, companies must report earnings per share associated with the unvested share-based payments with non-forfeitable rights. Second, companies must report separately earnings per share for their remaining common stock. As required, the Company applied this standard retroactively to all reported periods. The Company’s adoption of this standard did not have a material impact on its financial position or results of operations.

2. INVESTMENTS
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

March 31, 2009:
Subordinated debt and 2nd lien notes	$154,337,340	82%	$144,834,185	78%
Senior debt	16,283,943	9	16,283,943	9
Equity shares	13,925,489	8	18,137,583	10
Equity warrants	2,440,570	1	6,080,800	3
Royalty rights	874,400	—	874,400	—

	$187,861,742	100%	$186,210,911	100%

December 31, 2008:
Subordinated debt and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

     During the three months ended March 31, 2009, the Company made one new investment totaling $5.2 million and five investments in existing portfolio companies totaling approximately $4.0 million. During the three months ended March 31, 2008, the Company made three new investments totaling $13.8 million, one additional debt investment in an existing portfolio company of $0.3 million and one additional equity investment in an existing portfolio company of approximately $0.1 million.
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

     In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and paid-in-kind (PIK) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, the Company considers valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.
     The following table presents the Company’s financial instruments carried at fair value as of March 31, 2009 and December 31, 2008, on the consolidated balance sheet by FAS 157 valuation hierarchy, as previously described:

	Fair Value at March 31, 2009
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$186,210,911	$186,210,911

	$—	$—	$186,210,911	$186,210,911

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$182,105,291	$182,105,291

	$—	$—	$182,105,291	$182,105,291

     The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Fair value of portfolio, Beginning of Period	$182,105,291	$113,036,240
New investments	9,193,735	14,123,791
Loan origination fees received	(175,000)	(212,496)
Proceeds from sale of investment	—	(175,000)
Principal repayments received	(2,246,284)	(300,404)
Paid-in-kind interest earned	1,075,326	568,583
Paid-in-kind interest received	(427,105)	(27,149)
Accretion of loan discounts	104,626	24,420
Accretion of deferred loan origination revenue	184,906	65,156
Unrealized losses on investments	(3,604,584)	(1,196,243)

Fair value of portfolio, End of Period	$186,210,911	$125,906,898

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Unrealized losses on investments of $3,604,584 during the three months ended March 31, 2009 are related to portfolio company investments that are still held by the Company as of March 31, 2009. Unrealized losses on investments of $1,252,543 during the three months ended March 31, 2008 are related to portfolio company investments that were still held by the Company as of March 31, 2008.
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
     For the quarter ended March 31, 2009, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2009. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.
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
Paid-in-Kind Interest
     The Company holds loans in its portfolio that contain a paid-in-kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
Concentration of Credit Risk
     The Company’s investees are generally lower middle-market companies in a variety of industries. At both March 31, 2009 and December 31, 2008, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
3. INCOME TAXES
     The Company has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Code. As a RIC, so long as the Company meets certain minimum distribution, source-of-income and asset diversification requirements, it generally is required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains.
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
     For federal income tax purposes, the cost of investments owned at March 31, 2009 was approximately $188.1 million.

     4. LONG-TERM DEBT
     At both March 31, 2009 and December 31, 2008, the Company has the following debentures outstanding guaranteed by the SBA:

		Prioritized
		Return
Issuance/Pooling Date	Maturity Date	(Interest) Rate

September 22, 2004	September 1, 2014	5.539%	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000
March 26, 2008	March 1, 2018	6.191%	6,410,000
March 27, 2008	September 1, 2018	6.580%	4,840,000
April 11, 2008	September 1, 2018	6.442%	9,400,000
April 28, 2008	September 1, 2018	6.442%	15,160,000
May 29, 2008	September 1, 2018	6.442%	5,000,000
May 29, 2008	September 1, 2018	6.442%	5,000,000
June 11, 2008	September 1, 2018	6.442%	5,000,000
June 24, 2008	September 1, 2018	6.442%	2,500,000
August 28, 2008	September 1, 2018	6.442%	1,000,000
August 28, 2008	September 1, 2018	6.442%	2,000,000
August 28, 2008	September 1, 2018	6.442%	1,000,000
October 24, 2008	March 1, 2019	5.337%	4,000,000
October 28, 2008	March 1, 2019	5.337%	4,000,000
October 31, 2008	March 1, 2019	5.337%	4,000,000
October 31, 2008	March 1, 2019	5.337%	4,000,000
November 4, 2008	March 1, 2019	5.337%	4,000,000
November 4, 2008	March 1, 2019	5.337%	2,000,000

			$115,110,000

     Interest payments are payable semi-annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million (which amount is subject to an annual inflation adjustment). With $65.3 million of regulatory capital as of March 31, 2009, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of March 31, 2009 and December 31, 2008 were 6.03% and 5.81%, respectively. The weighted average interest rate as of December 31, 2008 includes $93.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.19% and $22.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 4.19%. As of March 31, 2009, all SBA-guaranteed debentures have been pooled and assigned fixed rates.
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

     On February 4, 2009, the Company’s Board of Directors granted 133,000 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $1.4 million, which will be expensed on a straight-line basis over each respective award’s vesting period. In the three months ended March 31, 2009, the Company recognized equity-based compensation expense of approximately $0.1 million. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations. As of March 31, 2009, the Company has a total of 243,800 restricted shares outstanding.
     As of March 31, 2009, there was approximately $2.2 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.4 years.
6. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Per share data:
Net asset value at beginning of period	$13.22	$13.74

Net investment income(1)	0.43	0.28
Net unrealized appreciation (depreciation) on investments(1)	(0.51)	(0.15)

Total increase (decrease) from investment operations(1)	(0.08)	0.13

Cash dividends/distributions declared	(0.45)	—
Stock-based compensation	0.02	—
Income tax provision(1)	—	(0.02)
Other(2)	(0.25)	—

Net asset value at end of period	$12.46	$13.85

Market value at end of period(3)	$7.68	$11.92

Shares outstanding at end of period	7,047,663	6,803,863
Net assets at end of period	$87,808,740	$94,237,744
Average net assets	$91,158,655	$93,727,483
Ratio of operating expenses to average net assets (annualized)	15%	8%
Ratio of net investment income to average net assets (annualized)	13%	8%
Portfolio turnover ratio	1%	0%
Total Return(4)	(20%)	(4%)

(1)	Weighted average basic per share data.

(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)	Represents the closing price of the Company’s common stock on the last day of the period.

(4)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.
7. SUBSEQUENT EVENT
     On April 23, 2009, the Company filed a Prospectus Supplement whereby 1,200,000 shares of common stock were offered for sale at a price of $10.75 per share. Pursuant to this offering, all shares were sold and delivered on April 27, 2009 resulting in net proceeds to the Company, after underwriting discounts and estimated offering expenses, of $11,855,000. Additionally, the underwriters in this transaction were granted an option to purchase up to 180,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. This option will expire on May 22, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview of Our Business
     We are a Maryland corporation which has elected to be treated and operates as an internally managed business development company, or BDC, under the Investment Company Act of 1940, or 1940 Act. Our wholly owned subsidiary, Triangle Mezzanine Fund LLLP (the “Fund”) is licensed as a small business investment company, or SBIC, by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC under the 1940 Act. We and the Fund invest primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located in the United States.
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
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 16.0% per annum. Certain of our debt investments have a form of interest, referred to as paid-in-kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of March 31, 2009 and December 31, 2008, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.3% and 14.4%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 13.1% and 13.2% as of March 31, 2009 and December 31, 2008, respectively.
     The Fund is eligible to sell debentures guaranteed by the SBA in the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of the Fund’s SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.
Portfolio Composition
     The total value of our investment portfolio was $186.2 million as of March 31, 2009, as compared to $182.1 million as of December 31, 2008. As of March 31, 2009, we had investments in 35 portfolio companies with an aggregate cost of $187.9 million. As of December 31, 2008, we had investments in 34 portfolio companies with an aggregate cost of $180.2 million. As of both March 31, 2009 and December 31, 2008, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

     As of March 31, 2009 and December 31, 2008, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

March 31, 2009:
Subordinated debt and 2nd lien notes	$154,337,340	82%	$144,834,185	78%
Senior debt	16,283,943	9	16,283,943	9
Equity shares/membership interests	13,925,489	8	18,137,583	10
Equity warrants	2,440,570	1	6,080,800	3
Royalty rights	874,400	—	874,400	—

	$187,861,742	100%	$186,210,911	100%

December 31, 2008:
Subordinated debt and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares/membership interests	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

Investment Activity
     During the quarter ended March 31, 2009, we made one new investment totaling $5.2 million and five additional investments in existing portfolio companies totaling approximately $4.0 million. We also received a full repayment from one portfolio company totaling approximately $2.0 million. In addition, we received normal principal repayments totaling approximately $0.3 million in the three months ended March 31, 2009. Total portfolio investment activity for the three months ended March 31, 2009 was as follows:

Three Months
Ended
March 31, 2009
Fair value of portfolio, January 1, 2009	$182,105,291
New investments	9,193,735
Loan origination fees received	(175,000)
Principal repayments received	(2,246,284)
Paid-in-kind interest earned	1,075,326
Paid-in-kind interest received	(427,105)
Accretion of loan discounts	104,626
Accretion of deferred loan origination revenue	184,906
Unrealized losses on investments	(3,604,584)

Fair value of portfolio, March 31, 2009	$186,210,911

Weighted average yield on debt investments as of March 31, 2009	14.3%

Weighted average yield on total investments as of March 31, 2009	13.1%

Non-Accrual Assets
     As of March 31, 2009, the fair value of our non-accrual assets comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets comprised 3.1% of the total cost of our portfolio. Our non-accrual assets as of March 31, 2009 are the following:
     Gerli and Company
     In the third quarter of 2008, we recognized an unrealized loss of $0.3 million on our subordinated note investment in Gerli and Company (“Gerli”), which has a cost of approximately $3.1 million. This unrealized loss reduced the fair value of our investment in Gerli to $2.8 million as of September 30, 2008. During the third quarter of 2008, we continued to receive interest payments in accordance with our loan agreement. In November 2008, we placed our investment in Gerli on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our investment in Gerli. Additionally, in the fourth quarter of 2008, we recognized an additional unrealized loss on our investment in Gerli of $0.9 million. As of March 31, 2009, the fair value of our investment in Gerli is $1.9 million.

     Fire Sprinkler Systems, Inc.
     In the second quarter of 2008, we recognized an unrealized loss of $0.3 million on our subordinated note investment in another of our portfolio companies, Fire Sprinkler Systems, Inc. (“Fire Sprinkler Systems”), which has a cost of approximately $2.4 million. This unrealized loss reduced the fair value of our investment in Fire Sprinkler Systems to $2.1 million as of June 30, 2008. In the third quarter of 2008, based on the continued underperformance of Fire Sprinkler Systems, we recognized an additional unrealized loss on our investment of $0.7 million. As of September 30, 2008, the fair value of our investment in Fire Sprinkler Systems was $1.4 million. During both the second and third quarters of 2008, we continued to receive interest and principal payments in accordance with our loan agreement. In October 2008, we placed our investment in Fire Sprinkler Systems on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our investment in Fire Sprinkler Systems. In the fourth quarter of 2008, we recognized an additional unrealized loss on our investment in Fire Sprinkler Systems of $0.4 million and in the first quarter of 2009, we recognized an additional unrealized loss on our investment in Fire Sprinkler Systems of $0.2 million. As of March 31, 2009, the fair value of our investment in Fire Sprinkler Systems is $0.8 million.
Results of Operations
Comparison of three months ended March 31, 2009 and March 31, 2008
Investment Income
     For the three months ended March 31, 2009, total investment income was $6.5 million, a 68% increase from $3.9 million of total investment income for the three months ended March 31, 2008. This increase was primarily attributable to a $2.7 million increase in total loan interest, fee and dividend income due to net increase in our portfolio investments from March 31, 2008 to March 31, 2009 offset by a $0.1 million decrease in interest income from cash and cash equivalent investments due primarily to a decrease in overall interest rates.
Expenses
     For the three months ended March 31, 2009, expenses increased by 78% to $3.5 million from $2.0 million for the three months ended March 31, 2008. The increase in expenses was primarily attributable to a $1.1 million increase in interest expense and a $0.4 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended March 31, 2009 than in the comparable period in 2008. In addition, we experienced an increase in general and administrative costs in 2009, primarily related to compensation costs and facility costs. As of March 31, 2009, we had 14 full-time employees, as compared to 12 full-time employees as of March 31, 2008.
Net Investment Income
     As a result of the $2.6 million increase in total investment income and the $1.5 million increase in expenses, net investment income for the three months ended March 31, 2009 was $3.0 million compared to net investment income of $1.9 million during the three months ended March 31, 2008.
Net Increase/Decrease in Net Assets Resulting From Operations
     During the three months ended March 31, 2009, we recorded net unrealized depreciation of investments in the amount of $3.6 million, comprised of unrealized losses on eleven other investments totaling $6.2 million and unrealized gains on eleven investments totaling $2.6 million. In the three months ended March 31, 2008, we recorded net unrealized depreciation of investments in the amount of $1.0 million, comprised of unrealized gains on seven investments totaling $0.7 million and unrealized losses on nine investments totaling $1.7 million.
     As a result of these events, our net decrease in net assets from operations during the three months ended March 31, 2009 was $0.6 million as compared a net increase in net assets from operations of $0.8 million for the three months ended March 31, 2008.
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

Cash Flows
     For the three months ended March 31, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $9.8 million. During that period, our operating activities used $6.6 million in cash, consisting primarily of purchases of investments totaling $9.2 million, net of repayments received totaling $2.2 million. In the three months ended March 31, 2009, we used $3.1 million of cash from financing activities, consisting of cash dividends and distributions to stockholders. At March 31, 2009, we had $17.4 million of cash and cash equivalents on hand.
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
     With $65.3 million of regulatory capital as of March 31, 2009, the Fund has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures. As of March 31, 2009, the Fund has $115.1 million of SBA guaranteed debentures outstanding. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of March 31, 2009 was 6.03%.
Current Market Conditions
     During 2008 and 2009, the debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other things. These events, along with the deterioration of the housing market, have led to an economic recession in the U.S and abroad, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization of 2008 in October 2008 and the American Recovery and Reinvestment Act of 2009 in February 2009. These events have significantly impacted the financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. While we have capacity to issue additional SBA guaranteed debentures as discussed above, we may not be able to access additional equity capital, which could result in the slowing of our origination activity during 2009 and beyond.
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
Recent Developments
     On April 23, 2009, we filed a Prospectus Supplement whereby 1,200,000 shares of our common stock were offered for sale at a price of $10.75 per share. Pursuant to this offering, all shares were sold and delivered on April 27, 2009 resulting in net proceeds to us, after underwriting discounts and estimated offering expenses, of $11,855,000. Additionally, the underwriters in this transaction were granted an option to purchase up to 180,000 additional shares of our common stock at the public offering price, less underwriting discounts and commissions. This option will expire on May 22, 2009.

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
     SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by SFAS 157 are defined as follows:

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
     In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes the amortized original issue discount, and paid-in-kind (PIK) interest, if any. We also use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.
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
     For the quarter ended March 31, 2009, we asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2009. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
Revenue Recognition
Interest and Dividend Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.

Fee Income
     Loan origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments are recorded as deferred income and recognized as income over the term of the loan.
Paid-in-Kind Interest (PIK)
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
Recently Issued Accounting Standards
     On January 1, 2009, we adopted FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities (“FSP EITF 03-06-1”), which requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report earnings per share in two broad categories. First, companies must report earnings per share associated with the unvested share-based payments with non-forfeitable rights. Second, companies must report separately earnings per share for their remaining common stock. As required, we applied this standard retroactively to all reported periods. Our adoption of this standard did not have a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     This Quarterly Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of our 2008 Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2009, we were not a party to any hedging arrangements.
     As of March 31, 2009, approximately 87.3%, or $140.6 million of our debt portfolio investments bore interest at fixed rates and approximately 12.7%, or $20.5 million of our debt portfolio investments bore interest at variable rates. A 100 basis point decrease in the interest rates on our variable-rate debt investments would decrease our investment income by approximately $0.2 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Neither Triangle Capital Corporation nor any of its subsidiaries is a party to any material pending legal proceedings.
Item 1A. Risk Factors.
     Recent developments may increase the risks associated with our business and an investment in us.
     The U.S. economy and financial markets have been experiencing a high level of volatility, disruption and stress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy has entered a recession, which is likely to be severe and prolonged. Similar conditions have occurred in the financial markets and economies of numerous other countries and could worsen, both in the U.S. and globally. These conditions have raised the level of many of the risks described in the accompanying prospectus and could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. The stress in the credit market and upon banks has led other creditors to tighten credit and the terms of credit. In certain cases, senior lenders to our customers can block payments by our customers in respect of our loans to such customers. In turn, these could have adverse effects on our business, financial condition, results of operations, dividend payments, access to capital, valuation of our assets and our stock price.
     We are dependent upon our key investment personnel for our future success.
     We depend on the members of our senior management team, particularly executive officers Garland S. Tucker, III, Brent P.W. Burgess and Steven C. Lilly, for the identification, final selection, structuring, closing and monitoring of our investments. These executive officers have critical industry experience and relationships that we rely on to implement our business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Effective February 21, 2009, Messrs. Tucker, Burgess and Lilly are no longer employed by us pursuant to an employment agreement. Rather, each is currently employed by us on an at-will basis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities
     During the three months ended March 31, 2009, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 12,288 shares of our common stock for $110,013.63 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our capital gains distribution declared on February 13, 2009. The following chart summarizes repurchases of our common stock for the three months ended March 31, 2009.

			Total Number of Shares	Maximum Number (or
	Total	Average	Purchased as Part of	Approximate Dollar Value) of
	Number of	Price Paid	Publicly Announced Plans or	Shares that May Yet Be Purchased
Period	Shares(1)	per Share	Programs	Under the Plans or Programs
January 1-31, 2009	—	—	—	—
February 1-28, 2009	—	—	—	—
March 1-31, 2009	12,288	$8.9525	—	—
Total	12,288	$8.9525	—	—

(1)	All shares purchased in the open market pursuant to the terms of our Dividend Reinvestment Plan.
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

3.3
Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

3.4
Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report of Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-33130) filed with the Securities and Exchange Commission on February 14, 2007 and incorporated herein by reference).

4.2
Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3
Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

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

TRIANGLE CAPITAL CORPORATION

Date: May 6, 2009	/s/ Garland S. Tucker, III

Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: May 6, 2009	/s/ Steven C. Lilly

Steven C. Lilly
Chief Financial Officer and Director

Date: May 6, 2009	/s/ C. Robert Knox, Jr.

C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
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

3.3
Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

3.4
Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report of Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-33130) filed with the Securities and Exchange Commission on February 14, 2007 and incorporated herein by reference).

4.2
Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3
Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

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