Form 10-Q
period 2009-06-30
Triangle Capital CORP
filed 2009-08-05
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33130
Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1798488 (I.R.S. Employer Identification No.)

3700 Glenwood Avenue, Suite 530
Raleigh, North Carolina	27612
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of the registrant’s Common Stock (par value $0.001 per share) on August 1, 2009 was 8,332,942.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments at fair value:
Non—Control / Non—Affiliate investments (cost of $143,054,257 and $138,413,589 at June 30, 2009 and December 31, 2008, respectively)	$132,456,893	$135,712,877
Affiliate investments (cost of $30,912,348 and $30,484,491 at June 30, 2009 and December 31, 2008, respectively)	33,012,463	33,894,556
Control investments (cost of $11,429,721 and $11,253,458 at June 30, 2009 and December 31, 2008, respectively)	11,025,921	12,497,858

Total investments at fair value	176,495,277	182,105,291
Cash and cash equivalents	35,918,700	27,193,287
Interest and fees receivable	520,411	679,828
Prepaid expenses and other current assets	226,845	95,325
Deferred financing fees	3,367,100	3,545,410
Property and equipment, net	36,879	48,020

Total assets	$216,565,212	$213,667,161

Liabilities
Accounts payable and accrued liabilities	$1,023,659	$1,608,909
Interest payable	2,242,908	1,881,761
Deferred revenue	37,500	—
Dividends payable	3,333,177	2,766,945
Taxes payable	24,899	30,436
Deferred income taxes	512,707	843,947
SBA guaranteed debentures payable	115,110,000	115,110,000

Total liabilities	122,284,850	122,241,998

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 8,332,942 and 6,917,363 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively)	8,333	6,917
Additional paid-in capital	100,628,226	87,836,786
Investment income in excess of distributions	2,205,265	2,115,157
Accumulated realized gains on investments	852,293	356,495
Net unrealized appreciation (depreciation) of investments	(9,413,755)	1,109,808

Total net assets	94,280,362	91,425,163

Total liabilities and net assets	$216,565,212	$213,667,161

Net asset value per share	$11.31	$13.22

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Investment income:
Loan interest, fee and dividend income:
Non—Control / Non—Affiliate investments	$4,210,128	$2,797,958	$8,401,748	$4,719,727
Affiliate investments	909,035	886,815	1,840,871	1,635,581
Control investments	243,021	391,761	480,978	879,195

Total loan interest, fee and dividend income	5,362,184	4,076,534	10,723,597	7,234,503

Paid—in—kind interest income:
Non—Control / Non—Affiliate investments	790,578	572,169	1,610,520	868,805
Affiliate investments	203,775	170,962	378,036	313,514
Control investments	82,955	130,912	164,078	260,307

Total paid—in—kind interest income	1,077,308	874,043	2,152,634	1,442,626

Interest income from cash and cash equivalent investments	136,911	69,514	204,672	206,946

Total investment income	6,576,403	5,020,091	13,080,903	8,884,075

Expenses:
Interest expense	1,730,575	898,995	3,387,566	1,460,810
Amortization of deferred financing fees	87,649	56,028	178,310	96,169
General and administrative expenses	1,508,882	1,522,626	3,228,148	2,870,959

Total expenses	3,327,106	2,477,649	6,794,024	4,427,938

Net investment income	3,249,297	2,542,442	6,286,879	4,456,137

Net realized gains on investments — Non-Control/Non-Affiliate	848,164	—	848,164	—
Net unrealized appreciation (depreciation) of investments	(6,918,419)	381,815	(10,523,563)	(640,068)

Total net gain (loss) on investments before income taxes	(6,070,255)	381,815	(9,675,399)	(640,068)
Income tax expense	30,899	75,750	46,694	202,171

Net increase (decrease) in net assets resulting from operations	$(2,851,857)	$2,848,507	$(3,435,214)	$3,613,898

Net investment income per share — basic and diluted	$0.41	$0.37	$0.84	$0.65

Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.36)	$0.41	$(0.46)	$0.53

Dividends declared per common share	$0.40	$0.31	$0.80	$0.31

Distributions of capital gains declared per common share	$—	$—	$0.05	$—

Weighted average number of shares outstanding — basic and diluted	7,924,772	6,871,215	7,463,653	6,837,539

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

				Investment		Net
				Income	Accumulated	Unrealized
	Common Stock		Additional	in Excess of	Realized	Appreciation	Total
	Number	Par	Paid In	(Less Than)	Losses on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2008	6,803,863	$6,804	$86,949,189	$1,738,797	$(618,620)	$5,396,183	$93,472,353
Net investment income	—	—	—	4,456,137	—	—	4,456,137
Stock-based compensation	—	—	64,424	—	—	—	64,424
Net unrealized losses on investments	—	—	—	—	—	(640,068)	(640,068)
Income tax expense	—	—	—	(202,171)	—	—	(202,171)
Dividends declared	—	—	—	(2,144,382)	—	—	(2,144,382)
Issuance of restricted stock	113,500	113	(113)	—	—	—	—

Balance, June 30, 2008	6,917,363	$6,917	$87,013,500	$3,848,381	$(618,620)	$4,756,115	$95,006,293

						Net
				Investment	Accumulated	Unrealized
	Common Stock		Additional	Income	Realized	Appreciation	Total
	Number	Par	Paid In	in Excess of	Gains on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2009	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163
Net investment income	—	—	—	6,286,879	—	—	6,286,879
Net realized gains on investments	—	—	—	—	848,164	(557,316)	290,848
Stock-based compensation	—	—	323,295	—	—	—	323,295
Net unrealized losses on investments	—	—	—	—	—	(9,966,247)	(9,966,247)
Income tax expense	—	—	—	(46,694)	—	—	(46,694)
Dividends/distributions declared	—	—	—	(6,150,077)	(352,366)	—	(6,502,443)
Public offering of common stock	1,280,000	1,280	12,535,181	—	—	—	12,536,461
Issuance of restricted stock	144,812	145	(145)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(6,533)	(6)	(66,894)	—	—	—	(66,900)
Forfeiture of restricted stock	(2,700)	(3)	3	—	—	—	—

Balance, June 30, 2009	8,332,942	$8,333	$100,628,226	$2,205,265	$852,293	$(9,413,755)	$94,280,362

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,435,214)	$3,613,898
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(9,193,735)	(57,312,359)
Repayments received/sales of portfolio investments	6,791,961	4,620,159
Loan origination and other fees received	175,000	1,091,996
Net realized gain on investments	(848,164)	—
Net unrealized depreciation of investments	10,854,802	271,828
Deferred income taxes	(331,240)	368,240
Paid—in—kind interest accrued, net of payments received	(1,655,206)	(1,389,162)
Amortization of deferred financing fees	178,310	96,169
Recognition of loan origination and other fees	(310,902)	(210,778)
Accretion of loan discounts	(203,742)	(49,631)
Depreciation expense	11,141	6,813
Stock-based compensation	323,295	64,424
Changes in operating assets and liabilities:
Interest and fees receivable	159,417	(154,831)
Prepaid expenses	(131,520)	(113,512)
Accounts payable and accrued liabilities	(585,250)	(406,480)
Interest payable	361,147	386,259
Deferred revenue	37,500	—
Taxes payable	(5,537)	(52,598)

Net cash provided by (used in) operating activities	2,192,063	(49,169,565)

Cash flows from investing activities:
Purchases of property and equipment	—	(12,558)

Net cash used in investing activities	—	(12,558)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	—	52,100,000
Financing fees paid	—	(1,813,425)
Proceeds from common stock offering, net of expenses	12,536,461	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(66,900)	—
Cash dividends paid	(5,583,845)	(4,185,541)
Cash distributions paid	(352,366)	—

Net cash provided by financing activities	6,533,350	46,101,034

Net increase (decrease) in cash and cash equivalents	8,725,413	(3,081,089)
Cash and cash equivalents, beginning of period	27,193,287	21,787,750

Cash and cash equivalents, end of period	$35,918,700	$18,706,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,026,419	$1,074,552

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
June 30, 2009

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non–Control / Non–Affiliate Investments:

Ambient Air Corporation (“AAC”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (6%)*	Specialty Trade Contractors	Subordinated Note-AAC (14%, Due 03/11)	$3,214,365	$3,128,267	$3,128,267
		Subordinated Note-AAC (18%, Due 03/11)	1,955,923	1,932,854	1,932,854
		Common Stock-PHM (128,571 shares)		128,571	99,100
		Common Stock Warrants-AAC (455 shares)		142,361	677,200

			5,170,288	5,332,053	5,837,421

American De-Rosa Lamparts, LLC and Hallmark Lighting (5%)*	Wholesale and Distribution	Subordinated Note (15.25%, Due 10/13)	8,364,145	8,232,287	4,627,900

			8,364,145	8,232,287	4,627,900

American Direct Marketing Resources, LLC (4%)*	Direct Marketing Services	Subordinated Note (15%, Due 03/15)	4,095,791	4,022,204	4,022,204

			4,095,791	4,022,204	4,022,204

ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,592,822	2,577,892	2,577,892

			2,592,822	2,577,892	2,577,892

Art Headquarters, LLC (2%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,225,155	2,213,014	2,213,014
		Membership unit warrants (15% of units (150 units))		40,800	—

			2,225,155	2,253,814	2,213,014

Assurance Operations Corporation (2%)*	Auto Components / Metal Fabrication	Senior Note (6%, Due 06/11)	2,484,000	2,034,000	2,034,000
		Common Stock (300 shares)		300,000	300,000

			2,484,000	2,334,000	2,334,000

CV Holdings, LLC (11%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 09/13)	10,994,961	10,079,548	10,079,548
	Manufacturer	Royalty rights		874,400	818,200

			10,994,961	10,953,948	10,897,748

Cyrus Networks, LLC (7%)*	Data Center Services Provider	Senior Note (4%, Due 07/13)	5,054,837	5,041,227	5,041,227
		2nd Lien Note (8%, Due 01/14)	1,196,809	1,196,809	1,196,809
		Revolving Line of Credit (4%)	455,659	455,659	455,659

			6,707,305	6,693,695	6,693,695

Electronic Systems Protection, Inc. (4%)*	Power Protection Systems	Subordinated Note (14%, Due 12/15)	3,089,936	3,064,466	3,064,466
	Manufacturing	Senior Note (5%, Due 01/14)	907,514	907,514	907,514
		Common Stock (500 shares)		285,000	121,500

			3,997,450	4,256,980	4,093,480

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	447,400

				4,833	447,400

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
FCL Graphics, Inc. (5%)*	Commercial Printing Services	Senior Note (8%, Due 5/12)	$1,575,554	$1,570,266	$1,450,412
		Senior Note (12%, Due 5/13)	2,000,000	1,993,813	1,841,613
		2nd Lien Note (20%, Due 11/13)	3,403,754	3,393,505	1,699,396

			6,979,308	6,957,584	4,991,421

Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (12%, Due 04/11)	2,388,362	2,363,063	836,000
		Common Stock (295 shares)		294,624	—

			2,388,362	2,657,687	836,000

Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (9%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	844,700

			3,000,000	3,500,000	3,844,700

Gerli & Company (2%)*	Specialty Woven Fabrics	Subordinated Note (14%, Due 08/11)	3,161,439	3,108,319	1,801,500
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	—

			3,161,439	3,191,733	1,801,500

Inland Pipe Rehabilitation Holding Company LLC (13%)*	Cleaning and Repair Services	Subordinated Note (14%, Due 01/14)	8,109,091	7,215,759	7,215,759
		Subordinated Note (18%, Due 01/14)	3,750,000	3,681,751	3,681,751
		Membership Interest Purchase Warrant (2.9%)		853,500	1,415,800

			11,859,091	11,751,010	12,313,310

Jenkins Service, LLC (10%)*	Restoration Services	Subordinated Note (17.5%, Due 04/14)	8,720,565	8,586,396	8,586,396
		Convertible Note (10%, Due 04/18)	1,375,000	1,339,824	1,339,824

			10,095,565	9,926,220	9,926,220

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	1,000,000	960,313	960,313
		Common Stock Warrants (112 shares)		58,995	983,700

			1,000,000	1,019,308	1,944,013

Novolyte Technologies, Inc. (8%)*	Specialty Manufacturing	Subordinated Note (16%, Due 04/15)	7,190,682	7,038,783	7,038,783
		Preferred Units (600 units)		600,000	185,000
		Common Units (22,960 units)		150,000	—

			7,190,682	7,788,783	7,223,783

Syrgis Holdings, Inc. (4%)*	Specialty Chemical Manufacturer	Senior Note (6%, Due 08/12-02/14)	4,437,500	4,411,151	4,270,500
		Common Units (2,114 units)		1,000,000	—

			4,437,500	5,411,151	4,270,500

TrustHouse Services Group, Inc. (5%)*	Food Management Services	Subordinated Note (14%, Due 09/15)	4,307,483	4,233,871	4,233,871
		Class A Units (1,495 units)		475,000	416,000
		Class B Units (79 units)		25,000	—

			4,307,483	4,733,871	4,649,871

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners, LLC (“RTIR”) (5%)*	Pipeline Inspection Services	Subordinated Note (14%, Due 03/14)	$5,000,000	$4,593,888	$4,593,888
		Common Units – RTIR (11 units)		200,000	200,000
		Common Stock Warrants - TIR (7 shares)		321,000	321,000

			5,000,000	5,114,888	5,114,888

Twin-Star International, Inc. (6%)*	Consumer Home Furnishings	Subordinated Note (15%, Due 04/14)	4,500,000	4,444,427	4,183,200
	Manufacturer	Senior Note (5%, Due 04/13)	1,294,743	1,294,743	1,169,901

			5,794,743	5,739,170	5,353,101

Waste Recyclers Holdings, LLC (11%)*	Environmental and Facilities Services	Subordinated Note (15.5%, Due 01/13)	9,267,064	9,112,631	8,686,900
		Class A Preferred Units (300 Units)		2,251,100	1,581,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			9,267,064	12,293,414	10,267,900
Wholesale Floors, Inc. (4%)*	Commercial Services	Subordinated Note (14%, Due 06/14)	3,500,000	3,352,312	3,352,312
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,500,000	3,485,112	3,352,312

Yellowstone Landscape Group, Inc. (13%)*	Landscaping Services	Subordinated Note (15%, Due 04/14)	13,097,500	12,822,620	12,822,620

			13,097,500	12,822,620	12,822,620

Subtotal Non–Control / Non–Affiliate Investments			137,710,654	143,054,257	132,456,893

Affiliate Investments:

Asset Point, LLC (6%)*	Asset Management Software Provider	Subordinated Note (17%, Due 03/13)	5,227,974	5,147,733	5,147,733
		Membership Units (10 units)		500,000	337,600

			5,227,974	5,647,733	5,485,333

Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	2,145,485	2,129,465	2,129,465
	Manufacturer	Common Stock (34,100 shares)		200,000	536,400
		Common Stock Warrant (1,000 shares)		—	13,900

			2,145,485	2,329,465	2,679,765

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (2%)*	Oil and Gas Services	Subordinated Note – Brantley Transportation (14%, Due 12/12)	3,800,000	3,701,550	2,303,200
		Common Unit Warrants – Brantley		33,600	—
		Transportation (4,560 common units)
		Preferred Units – Pine Street (200 units)		200,000	—
		Common Unit Warrants – Pine Street (2,220 units)		—	—

			3,800,000	3,935,150	2,303,200

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Dyson Corporation (13%)*	Custom Forging and Fastener	Subordinated Note (15%, Due 12/13)	$10,475,372	$10,293,682	$10,293,682
	Supplies	Class A Units (1,000,000 units)		1,000,000	1,798,100

			10,475,372	11,293,682	12,091,782

Equisales, LLC (8%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,415,232	6,334,383	6,334,383
		Class A Units (500,000 units)		500,000	1,339,200

			6,415,232	6,834,383	7,673,583

Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	2,107,600

				308,333	2,107,600

Genapure Corporation (1%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	671,200

				563,602	671,200

Subtotal Affiliate Investments			28,064,063	30,912,348	33,012,463

Control Investments:

Fischbein, LLC (12%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	7,348,145	7,229,721	7,229,721
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	3,796,200

			7,348,145	11,429,721	11,025,921

Subtotal Control Investments			7,348,145	11,429,721	11,025,921

Total Investments, June 30, 2009(185%)*			$173,122,862	$185,396,326	$176,495,277

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC. See accompanying notes.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2008

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non–Control / Non–Affiliate Investments:
Ambient Air Corporation (“AAC”) and Peaden-Hobbs Mechanical, LLC (“PHM”)	Specialty Trade	Subordinated Note-AAC
(6%)*	Contractors	(14%, Due 03/11)	$3,182,231	$3,074,633	$3,074,633
		Subordinated Note-AAC
		(18%,
		Due 03/11)	1,917,045	1,888,343	1,888,343
		Common Stock-PHM
		(126,634 shares)		126,634	126,634
		Common Stock
		Warrants-AAC (455
		shares)		142,361	600,100

			5,099,276	5,231,971	5,689,710
American De-Rosa Lamparts, LLC and Hallmark Lighting	Wholesale and	Subordinated Note
(8%)*	Distribution	(15.25%, Due 10/13)	8,208,166	8,064,571	6,894,500

			8,208,166	8,064,571	6,894,500
American Direct Marketing	Direct Marketing	Subordinated Note (15%,
Resources, LLC (4%)*	Services	Due 03/15)	4,035,038	3,957,113	3,957,113

			4,035,038	3,957,113	3,957,113
	Commercial and	Subordinated Note (14%,
APO Newco, LLC (3%)*	Consumer	Due 03/13)	1,993,336	1,907,664	1,907,664
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	1,033,400

			1,993,336	1,932,864	2,941,064
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,528,587	2,508,276	2,508,276

			2,528,587	2,508,276	2,508,276
	Retail, Wholesale	Subordinated Note (14%,
Art Headquarters, LLC (3%)*	and Distribution	Due 01/10)	2,333,488	2,309,951	2,309,951
		Membership unit
		warrants (15% of units
		(150 units))		40,800	—

			2,333,488	2,350,751	2,309,951
	Auto Components /
Assurance Operations Corporation (4%)*	Metal Fabrication	Subordinated Note (17%, Due 03/12)	4,026,884	3,985,742	3,261,800
		Common Stock (57 shares)		257,143	—

			4,026,884	4,242,885	3,261,800
	Specialty
CV Holdings, LLC (12%)*	Healthcare Products	Subordinated Note (16%, Due 09/13)	10,776,412	9,780,508	9,780,508
	Manufacturer	Royalty rights		874,400	874,400

			10,776,412	10,654,908	10,654,908
	Data Center
Cyrus Networks, LLC (8%)*	Services Provider	Senior Note (6%, Due 07/13)	5,539,867	5,524,881	5,524,881
		2nd Lien Note
		(9%, Due 01/14)	1,196,809	1,196,809	1,196,809
		Revolving Line of
		Credit (6%)	253,144	253,144	253,144

			6,989,820	6,974,834	6,974,834
	Satellite Communication	Common Stock (210,263
DataPath, Inc. (0%)*	Manufacturer	shares)		101,500	—

				101,500	—

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Electronic Systems	Power Protection	Subordinated Note (14%,
Protection, Inc. (5%)*	Systems	Due 12/15)	$3,059,267	$3,032,533	$3,032,533
		Senior Note
	Manufacturing	(6%, Due 01/14)	930,635	930,635	930,635
		Common Stock
		(500 shares)		285,000	285,000

			3,989,902	4,248,168	4,248,168
Energy Hardware Holdings,	Machined Parts	Voting Units (4,833
LLC (0%)*	Distribution	units)		4,833	292,300

				4,833	292,300
	Commercial Printing	Senior Note
FCL Graphics, Inc. (8%)*	Services	(8%, Due 5/12)	1,669,200	1,663,083	1,663,083
		Senior Note
		(12%, Due 5/13)	2,000,000	1,993,191	1,993,191
		2nd Lien Note
		(18%, Due 11/13)	3,393,186	3,382,162	3,382,162

			7,062,386	7,038,436	7,038,436
Fire Sprinkler Systems,	Specialty Trade	Subordinated Notes
Inc. (1%)*	Contractors	(12%, Due 04/11)	2,388,362	2,356,781	1,000,000
		Common Stock (283
		shares)		282,905	11,719

			2,388,362	2,639,686	1,011,719
Garden Fresh Restaurant		2nd Lien Note
Corp. (4%)*	Restaurant	(11%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000
		units)		500,000	583,600

			3,000,000	3,500,000	3,583,600
	Specialty Woven	Subordinated Note (14%,
Gerli & Company (2%)*	Fabrics	Due 08/11)	3,161,439	3,092,786	1,865,000
		Common Stock Warrants
	Manufacturer	(56,559 shares)		83,414	—

			3,161,439	3,176,200	1,865,000
Inland Pipe Rehabilitation	Cleaning and Repair	Subordinated Note (14%,
Holding Company LLC (10%)*	Services	Due 01/14)	8,095,149	7,422,265	7,422,265
		Membership Interest
		Purchase Warrant (2.5%)		563,300	1,407,300

			8,095,149	7,985,565	8,829,565
Jenkins Service, LLC (10%)*	Restoration Services	Subordinated Note (17.5%, Due 04/14)	8,411,172	8,266,277	8,266,277
		Convertible Note (10%,
		Due 04/18)	1,375,000	1,336,993	1,336,993

			9,786,172	9,603,270	9,603,270
Library Systems & Services,	Municipal Business	Subordinated Note (12%,
LLC (3%)*	Services	Due 03/11)	2,000,000	1,948,573	1,948,573
		Common Stock Warrants
		(112 shares)		58,995	802,500

			2,000,000	2,007,568	2,751,073
Novolyte Technologies, Inc.	Specialty	Subordinated Note (16%,
(8%)*	Manufacturing	Due 04/15)	7,048,222	6,880,696	6,880,696
		Preferred Units (600
		units)		600,000	600,000
		Common Units (22,960
		units)		150,000	150,000

			7,048,222	7,630,696	7,630,696
	Specialty Chemical	Senior Note (7%,
Syrgis Holdings, Inc. (6%)*	Manufacturer	Due 08/12-02/14)	4,632,500	4,602,773	4,602,773
		Common Units (2,114
		units)		1,000,000	532,700

			4,632,500	5,602,773	5,135,473

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
TrustHouse Services Group,	Food Management	Subordinated Note (14%,
Inc. (5%)*	Services	Due 09/15)	$4,264,494	$4,186,542	$4,186,542
		Class A Units
		(1,495 units)		475,000	207,500
		Class B Units
		(79 units)		25,000	—

			4,264,494	4,686,542	4,394,042
Twin-Star International,	Consumer Home	Subordinated Note (15%,
Inc. (6%)*	Furnishings	Due 04/14)	4,500,000	4,439,137	4,439,137
		Senior Note (8%, Due
	Manufacturer	04/13)	1,301,921	1,301,921	1,301,921

			5,801,921	5,741,058	5,741,058
	Environmental and
Waste Recyclers Holdings, LLC (13%)*	Facilities Services	Subordinated Note (15.5%, Due 01/13)	9,106,995	8,935,266	8,935,266
		Class A Preferred Units
		(300 Units)		2,251,100	2,251,100
		Common Unit Purchase
		Warrant (1,170,083
		Units)		748,900	748,900
		Common Units (153,219
		Units)		153,219	153,219

			9,106,995	12,088,485	12,088,485
Wholesale Floors, Inc. (4%)*	Commercial Services	Subordinated Note (14%, Due 06/14)	3,500,000	3,341,947	3,341,947
		Membership Interest
		Purchase Warrant (4.0%)		132,800	—

			3,500,000	3,474,747	3,341,947
Yellowstone Landscape Group, Inc. (14%)*	Landscaping Services	Subordinated Note (15%, Due 04/14)	13,261,710	12,965,889	12,965,889

			13,261,710	12,965,889	12,965,889

Subtotal Non–Control / Non–Affiliate Investments			133,090,259	138,413,589	135,712,877

Affiliate Investments:
	Asset Management
Asset Point, LLC (6%)*	Software Provider	Subordinated Note (15%, Due 03/13)	5,123,925	5,035,428	5,035,428
		Membership Units
		(10 units)		500,000	371,400

			5,123,925	5,535,428	5,406,828
Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	2,124,037	2,103,277	2,103,277
		Common Stock (34,100
	Manufacturer	shares)		200,000	408,900
		Common Stock Warrant
		(1,000 shares)		—	10,600

			2,124,037	2,303,277	2,522,777
		Subordinated Note –
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (4%)*	Oil and Gas Services	Brantley Transportation (14%, Due 12/12)	3,800,000	3,690,525	3,690,525
		Common Unit
		Warrants – Brantley
		Transportation (4,560
		common units)		33,600	41,800
		Preferred Units – Pine
		Street (200 units)		200,000	139,200
		Common Unit Warrants –
		Pine Street (2,220
		units)		—	—

			3,800,000	3,924,125	3,871,525

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
	Custom Forging and	Subordinated Note (15%,
Dyson Corporation (12%)*	Fastener	Due 12/13)	$10,318,750	$10,123,339	$10,123,339
		Class A Units
	Supplies	(1,000,000 units)		1,000,000	964,700

			10,318,750	11,123,339	11,088,039
	Energy Products and	Subordinated Note (15%,
Equisales, LLC (9%)*	Services	Due 04/12)	6,319,315	6,226,387	6,226,387
		Class A Units (500,000
		units)		500,000	2,322,400

			6,319,315	6,726,387	8,548,787
Flint Acquisition	Specialty Chemical	Preferred Stock (9,875
Corporation (2%)*	Manufacturer	shares)		308,333	1,984,500

				308,333	1,984,500
Genapure Corporation (1%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	472,100

				563,602	472,100

Subtotal Affiliate Investments			27,686,027	30,484,491	33,894,556

Control Investments:
	Packaging and
Fischbein, LLC (14%)*	Materials Handling	Subordinated Note (16.5%, Due 05/13)	7,184,066	7,053,458	7,053,458
	Equipment	Membership Units
	Manufacturer	(4,200,000 units)		4,200,000	5,444,400

			7,184,066	11,253,458	12,497,858

Subtotal Control Investments			7,184,066	11,253,458	12,497,858

Total Investments, December 31, 2008* (199%)			$167,960,352	$180,151,538	$182,105,291

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Interest rates on subordinated debt include cash interest rate and paid–in–kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
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
     Management has evaluated subsequent events for recognition or disclosure through August 5, 2009, which was the date this Form 10-Q was filed with the Securities and Exchange Commission.
Public Offering of Common Stock
     On April 23, 2009, the Company filed a Prospectus Supplement whereby 1,200,000 shares of common stock were offered for sale at a price of $10.75 per share. Pursuant to this offering, all shares were sold and delivered on April 27, 2009 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $11,700,000. On May 27, 2009, pursuant to the exercise of an overallotment option granted in connection with the offering, the underwriters in this transaction purchased an additional 80,000 shares of the Company’s common stock at the public offering price, less underwriting discounts and commissions, resulting in net proceeds to the Company of approximately $800,000.
New Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which provides authoritative accounting literature for a topic that was previously addressed only in auditing literature. The three modifications to the subsequent events guidance contained in AU Section 560 that are required by SFAS 165 are 1) to name the two types of subsequent events either as recognized subsequent events or non-recognized subsequent events; 2) to modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued; and 3) to require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS 165 on June 15, 2009.

2. INVESTMENTS
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2009:
Subordinated debt and 2nd lien notes	$150,531,337	81%	$140,313,651	80%
Senior debt	17,708,373	10	17,170,826	10
Equity shares	13,866,846	8	14,781,000	8
Equity warrants	2,415,370	1	3,411,600	2
Royalty rights	874,400	—	818,200	—

	$185,396,326	100%	$176,495,277	100%

December 31, 2008:
Subordinated debt and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

     The company made no new investments during the three months ended June 30, 2009. During the six months ended June 30, 2009, the Company made one new investment totaling $5.2 million and five investments in existing portfolio companies totaling approximately $4.0 million.
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
     The Company’s investment portfolio is comprised of debt and equity of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its investments at fair value, as determined in good faith by the Board of Directors (Level 3 inputs, as further described below). Due to the inherent uncertainty in the valuation process, the Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
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
     In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and paid–in–kind (PIK) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, the Company considers valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.
     The following table presents the Company’s financial instruments carried at fair value as of June 30, 2009 and December 31, 2008, on the consolidated balance sheet by FAS 157 valuation hierarchy, as previously described:

	Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$176,495,277	$176,495,277

	$—	$—	$176,495,277	$176,495,277

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$182,105,291	$182,105,291

	$—	$—	$182,105,291	$182,105,291

     The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and 2008:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Fair value of portfolio, beginning of period	$182,105,291	$113,036,240
New investments	9,193,735	57,312,359
Loan origination fees received	(175,000)	(1,091,996)
Proceeds from sale of investment	(1,888,384)	(175,000)
Principal repayments received	(4,903,577)	(4,445,159)
Paid-in-kind interest earned	2,152,633	1,442,626
Paid-in-kind interest received	(497,427)	(53,464)
Accretion of loan discounts	203,742	49,631
Accretion of deferred loan origination revenue	310,902	180,152
Realized gains on investments	848,164	—
Unrealized losses on investments	(10,854,802)	(271,827)

Fair value of portfolio, end of period	$176,495,277	$165,983,562

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Net unrealized losses on investments of approximately $6,692,000 and $10,929,000, respectively, during the three and six months ended June 30, 2009 are related to portfolio company investments that are still held by the Company as of June 30, 2009. Net unrealized gains (losses) on investments of approximately $924,000 and

$(328,000), respectively, during the three and six months ended June 30, 2008 are related to portfolio company investments that were still held by the Company as of June 30, 2008.
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
     For the quarter ended March 31, 2009, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2009. For the quarter ended June 30, 2009, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 20% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2009. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.
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
Paid-in-Kind Interest
     The Company holds loans in its portfolio that contain a paid–in–kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. To maintain the Company’s status as a Regulated Investment Company (“RIC”), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
Concentration of Credit Risk
     The Company’s investees are generally lower middle–market companies in a variety of industries. At both June 30, 2009 and December 31, 2008, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
     The Company’s investments carry a number of risks including, but not limited to: 1) investing in lower middle market companies which may have limited operating histories and, in many cases, have limited financial resources; 2) investing in senior subordinated debt which ranks equal to or lower than debt held by certain other investors; 3) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.
3. INCOME TAXES
     The Company has elected to be treated as a RIC under Subchapter M of the Code. As a RIC, so long as the Company meets certain minimum distribution, source-of-income and asset diversification requirements, it generally is required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains.
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
     For federal income tax purposes, the cost of investments owned at June 30, 2009 was approximately $186.0 million.

4. LONG–TERM DEBT
     At both June 30, 2009 and December 31, 2008, the Company has the following debentures outstanding guaranteed by the SBA:

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
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding, at any time, SBA guaranteed debentures up to three times the amount of its regulatory capital. As of June 30, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million. In June 2009, the Fund received a new leverage commitment from the SBA which increased the Fund’s ability to issue SBA guaranteed debentures up to the maximum statutory limit of $150.0 million. In addition to the one–time 1.0% fee on the total commitment from the SBA, the Company also pays a one–time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of June 30, 2009 and December 31, 2008 were 6.03% and 5.81%, respectively. The weighted average interest rate as of December 31, 2008 includes $93.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.19% and $22.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 4.19%. As of June 30, 2009, all SBA-guaranteed debentures have been pooled and assigned fixed rates.
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

     On February 4, 2009, the Company’s Board of Directors granted 133,000 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $1.4 million, which will be expensed on a straight-line basis over each respective award’s vesting period. In addition, on May 6, 2009, the Company’s Board of directors granted 11,812 restricted shares of our common stock to its independent directors. These restricted shares had a total grant date fair value of approximately $0.1 million, which will be expensed on a straight-line basis over a one-year period ending May 6, 2010.
     In the three and six months ended June 30, 2009, the Company recognized equity-based compensation expense of approximately $0.2 million and $0.3 million, respectively. In both the three and six months ended June 30, 2008, the Company recognized equity-based compensation expense of approximately $0.1 million. Equity-based compensation expense is included in general and administrative expenses in the Company’s consolidated statements of operations. As of June 30, 2009, the Company has a total of 219,812 restricted shares outstanding.
     As of June 30, 2009, there was approximately $2.2 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
6. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008

Per share data:
Net asset value at beginning of period	$13.22	$13.74

Net investment income(1)	0.84	0.65
Net realized gains on investments(1)	0.11	—
Net unrealized appreciation (depreciation) on investments(1)	(1.41)	(0.09)

Total increase (decrease) from investment operations(1)	(0.46)	0.56

Cash dividends/distributions declared	(0.85)	(0.31)
Common Stock Offering	(0.41)	—
Stock-based compensation	0.04	0.01
Income tax provision(1)	(0.01)	(0.03)
Other(3)	(0.22)	(0.24)

Net asset value at end of period	$11.31	$13.73

Market value at end of period(4)	$10.92	$11.39

Shares outstanding at end of period	8,332,942	6,917,363
Net assets at end of period	$94,280,362	$95,006,293
Average net assets	$93,022,600	$94,468,102
Ratio of operating expenses to average net assets (annualized)	15%	9%
Ratio of net investment income to average net assets (annualized)	14%	9%
Portfolio turnover ratio	4%	4%
Total Return(5)	15%	(6%)

(1)	Weighted average basic per share data.

(2)	Represents the dilutive effect of the Company’s offering of Common Stock at a price less than net asset value.

(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(4)	Represents the closing price of the Company’s common stock on the last day of the period.

(5)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.
7. SUBSEQUENT EVENTS
     On July 30, 2009, the Company invested $7.5 million in subordinated debt of Frozen Specialties, Inc. (“FSI”), a leading manufacturer of private label frozen pizzas and pizza bites, sold primarily through the retail grocery channel.

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
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 11.0% and 16.0% per annum. Certain of our debt investments have a form of interest, referred to as paid-in-kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2009 and December 31, 2008, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.3% and 14.4%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 13.1% and 13.2% as of June 30, 2009 and December 31, 2008, respectively.
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
Portfolio Composition
     The total value of our investment portfolio was $176.5 million as of June 30, 2009, as compared to $182.1 million as of December 31, 2008. As of June 30, 2009, we had investments in 33 portfolio companies with an aggregate cost of $185.4 million. As of December 31, 2008, we had investments in 34 portfolio companies with an aggregate cost of $180.2 million. As of both June 30, 2009 and December 31, 2008, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of June 30, 2009 and December 31, 2008, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2009:
Subordinated debt and 2nd lien notes	$150,531,337	81%	$140,313,651	80%
Senior debt	17,708,373	10	17,170,826	10
Equity shares/membership interests	13,866,846	8	14,781,000	8
Equity warrants	2,415,370	1	3,411,600	2
Royalty rights	874,400	—	818,200	—

	$185,396,326	100%	$176,495,277	100%

December 31, 2008:
Subordinated debt and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares/membership interests	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

Investment Activity
     During the six months ended June 30, 2009, we made one new investment totaling $5.2 million and five additional investments in existing portfolio companies totaling approximately $4.0 million. We sold investments in two portfolio companies for total proceeds of approximately $1.9 million and recognized a net gain on these sales of approximately $1.8 million. In addition, we received a full repayment from one portfolio company totaling approximately $2.0 million and received partial repayments of loans from two portfolio companies totaling approximately $2.0 million. In addition, we received normal principal repayments totaling approximately $0.9 million in the six months ended June 30, 2009.
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

     Total portfolio investment activity for the six months ended June 30, 2009 and 2008 was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Fair value of portfolio, beginning of period	$182,105,291	$113,036,240
New investments	9,193,735	57,312,359
Loan origination fees received	(175,000)	(1,091,996)
Proceeds from sale of investment	(1,888,384)	(175,000)
Principal repayments received	(4,903,577)	(4,445,159)
Paid-in-kind interest earned	2,152,633	1,442,626
Paid-in-kind interest received	(497,427)	(53,464)
Accretion of loan discounts	203,742	49,631
Accretion of deferred loan origination revenue	310,902	180,152
Realized gains on investments	848,164	—
Unrealized losses on investments	(10,854,802)	(271,827)

Fair value of portfolio, end of period	$176,495,277	$165,983,562

Weighted average yield on debt investments at end of period	14.3%	14.0%

Weighted average yield on total investments at end of period	13.1%	13.0%

Non-Accrual Assets
     As of June 30, 2009, the fair value of our non-accrual assets comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets comprised 3.2% of the total cost of our portfolio. Our non-accrual assets as of June 30, 2009 are the following:
     Gerli and Company
     In the third quarter of 2008, we recognized an unrealized loss of $0.3 million on our subordinated note investment in Gerli and Company (“Gerli”), which has a cost as of June 30, 2009 of approximately $3.2 million. This unrealized loss reduced the fair value of our investment in Gerli to $2.8 million as of September 30, 2008. During the third quarter of 2008, we continued to receive interest payments in accordance with our loan agreement. In November 2008, we placed our investment in Gerli on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our investment in Gerli. Additionally, in the fourth quarter of 2008, we recognized an additional unrealized loss on our investment in Gerli of $0.9 million and in the six months ended June 30, 2009, we recognized an additional unrealized loss on our investment in Gerli of $0.1 million. As of June 30, 2009, the fair value of our investment in Gerli is $1.8 million.
     Fire Sprinkler Systems, Inc.
     In 2008, we recognized an unrealized loss of $1.4 million on our subordinated note investment in Fire Sprinkler Systems, Inc. (“Fire Sprinkler Systems”), which has a cost as of June 30, 2009 of approximately $2.4 million. This unrealized loss reduced the fair value of our investment in Fire Sprinkler Systems to $1.0 million as of December 31, 2008. Through the first nine months of 2008, we continued to receive interest and principal payments in accordance with our loan agreement. In October 2008, we placed our investment in Fire Sprinkler Systems on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our investment in Fire Sprinkler Systems. In the first six months of 2009, we recognized an additional unrealized loss on our investment in Fire Sprinkler Systems of $0.2 million. As of June 30, 2009, the fair value of our investment in Fire Sprinkler Systems is $0.8 million.

Results of Operations
Comparison of three months ended June 30, 2009 and June 30, 2008
Investment Income
     For the three months ended June 30, 2009, total investment income was $6.6 million, a 31% increase from $5.0 million of total investment income for the three months ended June 30, 2008. This increase was primarily attributable to a $1.5 million increase in total loan interest, fee and dividend income due to net increase in our portfolio investments from June 30, 2008 to June 30, 2009. We did not recognize any non-recurring fee income for the three months ended June 30, 2009 as compared to $0.2 million for the three months ended June 30, 2008.
Expenses
     For the three months ended June 30, 2009, expenses increased by 34% to $3.3 million from $2.5 million for the three months ended June 30, 2008. The increase in expenses was attributable to a $0.8 million increase in interest expense due to higher average balances of SBA-guaranteed debentures outstanding during the three months ended June 30, 2009 than in the comparable period in 2008.
Net Investment Income
     As a result of the $1.6 million increase in total investment income and the $0.8 million increase in expenses, net investment income for the three months ended June 30, 2009 was $3.2 million compared to net investment income of $2.5 million during the three months ended June 30, 2008.
Net Decrease in Net Assets Resulting From Operations
     During the three months ended June 30, 2009, we recorded net realized gains on investments totaling $0.8 million, consisting primarily of i) a realized gain on the sale of one investment of $1.8 million and ii) a loss on the recapitalization of another investment of $0.9 million. We recognized no realized gains or losses on investments in the three months ended June 30, 2008.
     During the three months ended June 30, 2009, we recorded net unrealized depreciation of investments in the amount of $6.9 million, comprised of net unrealized depreciation reclassification adjustments totaling $0.6 million related primarily to the sale of one investment and the recapitalization of another investment noted above, as well as unrealized depreciation on sixteen other investments totaling $6.8 million offset by unrealized appreciation on eight investments totaling $0.5 million. In the three months ended June 30, 2008, we recorded net unrealized appreciation of investments in the amount of $0.4 million, comprised of unrealized appreciation on nine investments totaling $1.9 million and unrealized depreciation on eight investments totaling $1.5 million.
     As a result of these events, our net decrease in net assets resulting from operations during the three months ended June 30, 2009 was $2.9 million as compared to a net increase in net assets resulting from operations of $2.8 million for the three months ended June 30, 2008.
Comparison of six months ended June 30, 2009 and June 30, 2008
Investment Income
     For the six months ended June 30, 2009, total investment income was $13.1 million, a 47% increase from $8.9 million of total investment income for the six months ended June 30, 2008. This increase was attributable to a $4.2 million increase in total loan interest, fee and dividend income due to net increase in our portfolio investments from June 30, 2008 to June 30, 2009. Non-recurring fee income was $0.3 million for both the six months ended June 30, 2009 and 2008.
Expenses
     For the six months ended June 30, 2009, expenses increased by 53% to $6.8 million from $4.4 million for the six months ended June 30, 2008. The increase in expenses was primarily attributable to a $1.9 million increase in interest expense and a $0.4 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the six months ended June 30, 2009 than in the comparable period in 2008. In addition, we experienced an increase in general and administrative costs in 2009, primarily related to compensation costs (including stock-based compensation) and facility costs. As of June 30, 2009, we had 14 full-time employees, as compared to 13 full-time employees as of June 30, 2008.

Net Investment Income
     As a result of the $4.2 million increase in total investment income and the $2.4 million increase in expenses, net investment income for the six months ended June 30, 2009 was $6.3 million compared to net investment income of $4.5 million during the six months ended June 30, 2008.
Net Decrease in Net Assets Resulting From Operations
     In the six months ended June 30, 2009, we recorded net realized gains of $0.8 million, consisting primarily of i) a realized gain on the sale of one investment of $1.8 million and ii) a loss on the recapitalization of another investment of $0.9 million. We recognized no realized gains or losses on investments in the six months ended June 30, 2008.
     In the six months ended June 30, 2009, we recorded net unrealized depreciation of investments in the amount of $10.5 million, comprised of net unrealized depreciation reclassification adjustments totaling $0.6 million related to the sale of one investment and the recapitalization of another investment noted above, as well as unrealized depreciation on sixteen investments totaling $12.6 million and unrealized appreciation on eleven investments totaling $2.7 million. In the six months ended June 30, 2008, we recorded net unrealized depreciation of investments in the amount of $0.6 million, comprised of unrealized appreciation on ten investments totaling $2.6 million and unrealized depreciation on ten investments totaling $3.2 million.
     As a result of these events, our net decrease in net assets resulting from operations during the six months ended June 30, 2009 was $3.4 million as compared to a net increase in net assets resulting from operations of $3.6 million for the six months ended June 30, 2008.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
     On April 27, 2009, we sold 1,200,000 shares of common stock, resulting in net proceeds to us, after underwriting discounts and offering expenses, of approximately $11,700,000. On May 27, 2009, pursuant to the exercise of an overallotment option granted in connection with the offering, the underwriters in this offering purchased an additional 80,000 shares of our common stock at the public offering price, less underwriting discounts and commissions, resulting in net proceeds to us of approximately $800,000.
     In the future, depending on the valuation of the Fund’s assets pursuant to SBA guidelines, the Fund may be limited by provisions of the Small Business Investment Act of 1958, and SBA regulations governing SBICs, in making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and continue to qualify as a RIC.
Cash Flows
     For the six months ended June 30, 2009, we experienced a net increase in cash and cash equivalents in the amount of $8.7 million. During that period, our operating activities provided $2.2 million in cash, consisting primarily of i) net investment income and ii) sales/repayments of portfolio investments of $6.8 million, offset by purchases of investments totaling $9.2 million. In the six months ended June 30, 2009, financing activities provided $6.5 million of cash, consisting of proceeds from our public stock offering of $12.5 million, net of cash dividends and distributions to stockholders totaling $5.9 million. At June 30, 2009, we had $35.9 million of cash and cash equivalents on hand.
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
Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to three times the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006 were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.

     In June 2009, the Fund received a new leverage commitment from the SBA which increased the Fund’s ability to issue SBA guaranteed debentures up to the maximum statutory limit of $150.0 million. As of June 30, 2009, the Fund has $115.1 million of SBA guaranteed debentures outstanding. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Company also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of June 30, 2009 was 6.03%.
Current Market Conditions
     During 2008 and 2009, the debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other things. These events, along with the deterioration of the housing market, decline in consumer confidence, and increase in unemployment in the first half of 2009, have led to an economic recession in the U.S. and abroad, which could be long-term. Banks, investment companies and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization of 2008 in October 2008 and the American Recovery and Reinvestment Act of 2009 in February 2009. These events have significantly impacted the financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. While we have capacity to issue additional SBA guaranteed debentures as discussed above, we may not be able to access additional equity capital, which could result in the slowing of our origination activity during 2010 and beyond.
     In the event that the United States economy remains in a recession, it is possible that the results of some of the middle market companies in which we invest could experience further deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. There can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by challenging economic conditions which could have a negative impact on our future results.
Recent Developments
     On July 30, 2009, we invested $7.5 million in subordinated debt of Frozen Specialties, Inc. (“FSI”), a leading manufacturer of private label frozen pizzas and pizza bites, sold primarily through the retail grocery channel.
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
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our investment portfolio is comprised of debt and equity of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, we value all of our investments at fair value, as determined in good faith by our Board of Directors, using Level 3 inputs, as further described below. Due to the inherent uncertainty in the valuation process, our Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
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
     In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes the amortized original issue discount, and paid—in—kind (PIK) interest, if any. We also use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s outlook for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.
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
     For the quarter ended March 31, 2009, we asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2009. For the quarter ended June 30, 2009, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 20% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2009. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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
New Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which provides authoritative accounting literature for a topic that was previously addressed only in auditing literature. The three modifications to the subsequent events guidance contained in AU Section 560 that are required by SFAS 165 are 1) to name the two types of subsequent events either as recognized subsequent events or non-recognized subsequent events; 2) to modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued; and 3) to require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS 165 on June 15, 2009.
Off-Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.

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
     Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2009, we were not a party to any hedging arrangements.
     As of June 30, 2009, approximately 87.7%, or $138.2 million of our debt portfolio investments bore interest at fixed rates and approximately 12.3%, or $19.3 million of our debt portfolio investments bore interest at variable rates. A 200 basis point decrease in the interest rates on our variable-rate debt investments would decrease our investment income by approximately $0.4 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the three months ended June 30, 2009, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 78,936 shares of our common stock for $858,528.60 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on March 11, 2009. In addition, during the three months ended June 30, 2009, there were elections by employees to surrender shares of stock upon vesting of shares of restricted stock to cover tax withholding obligations. The following chart summarizes repurchases of our common stock for the three months ended June 30, 2009.

				Maximum Number (or
	Total	Average Price	Total Number of Shares	Approximate Dollar Value) of
	Number of	Paid per	Purchased as Part of Publicly	Shares that May Yet Be Purchased
Period	Shares	Share	Announced Plans or Programs	Under the Plans or Programs
April 1-30, 2009	78,936 (1)	$10.8761	—	—
May 1-31, 2009	6,533 (2)	$10.2400	—	—
June 1-30, 2009	—	—	—	—
Total	85,469	$10.8275	—	—

(1)	These shares were purchased in the open market pursuant to the terms of our Dividend Reinvestment Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of certain tax withholding obligations of holders of restricted shares that vested during this period.
Item 3. Defaults Upon Senior Securities.
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
     At the Company’s 2009 Annual Meeting of Stockholders held on May 6, 2009, our stockholders voted on the following three matters:
1.	The re-election of seven directors to hold office until the Company’s 2010 Annual Meeting of Stockholders. The votes cast with respect to each director were as follows:

Director	Shares Voted For	Authority Withheld
Garland S. Tucker, III	6,070,307.71	275,560.76
Brent P.W. Burgess	6,070,007.71	275,860.76
Steven C. Lilly	6,101,766.71	244,101,76
W. McComb Dunwoody	6,102,683.71	243,184.76
Benjamin S. Goldstein	6,102,385.71	243,482,76
Simon B. Rich, Jr.	6,103,040.71	242,827.76
Sherwood H. Smith, Jr.	6,099,840.71	246,027.76
2.	A proposal to authorize the Company, pursuant to approval of its Board of Directors, to sell shares of its common stock for a period of one year at a price below the Company’s then current net asset value per share, was approved by a vote of 4,001,950.02 shares for, 577,471.45 shares against, 59,617.00 shares abstained and 1,589,731.00 broker non-votes. This proposal was also approved by our non-affiliated stockholders by a vote of 3,185,295.48 shares for, 577,471.45 shares against, 59,617.00 shares abstained and 1,589,731.00 broker non-votes.

3.	A proposal for the ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by a vote of 6,262,600.00 shares for, 32,446.00 shares against and 50,820.00 shares abstained.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on
Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report of Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Amendment No. 1 to the Registration Statement on
Form 8-A (File No. 001-33130) filed with the Securities and Exchange Commission on February 14, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date: August 5, 2009	/s/ Garland S. Tucker, III Garland S. Tucker, III
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 5, 2009	/s/ Steven C. Lilly Steven C. Lilly
Chief Financial Officer and Director

Date: August 5, 2009	/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on
Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report of Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Amendment No. 1 to the Registration Statement on
Form 8-A (File No. 001-33130) filed with the Securities and Exchange Commission on February 14, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.