Form 10-Q
period 2009-09-30
Triangle Capital CORP
filed 2009-11-04
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33130
Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1798488 (I.R.S. Employer Identification No.)

3700 Glenwood Avenue, Suite 530 Raleigh, North Carolina (Address of principal executive offices)	27612 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s Common Stock (par value $0.001 per share) on November 1, 2009 was 9,908,511.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008

	(Unaudited)
Assets
Investments at fair value:
Non—Control / Non—Affiliate investments (cost of $135,212,872 and $138,413,589 at September 30, 2009 and December 31, 2008, respectively)	$127,517,222	$135,712,877
Affiliate investments (cost of $55,100,201 and $30,484,491 at September 30, 2009 and December 31, 2008, respectively)	49,780,689	33,894,556
Control investments (cost of $11,558,825 and $11,253,458 at September 30, 2009 and December 31, 2008, respectively)	11,093,125	12,497,858

Total investments at fair value	188,391,036	182,105,291
Cash and cash equivalents	33,414,295	27,193,287
Interest and fees receivable	365,532	679,828
Prepaid expenses and other current assets	276,297	95,325
Deferred financing fees	3,470,600	3,545,410
Property and equipment, net	34,503	48,020

Total assets	$225,952,263	$213,667,161

Liabilities
Accounts payable and accrued liabilities	$1,450,875	$1,608,909
Interest payable	570,519	1,881,761
Deferred revenue	112,500	—
Dividends payable	4,029,456	2,766,945
Taxes payable	24,899	30,436
Deferred income taxes	437,827	843,947
SBA guaranteed debentures payable	115,110,000	115,110,000

Total liabilities	121,736,076	122,241,998

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 9,827,942 and 6,917,363 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively)	9,828	6,917
Additional paid-in capital	115,370,671	87,836,786
Investment income in excess of distributions	1,902,083	2,115,157
Accumulated realized gains on investments	852,293	356,495
Net unrealized appreciation (depreciation) of investments	(13,918,688)	1,109,808

Total net assets	104,216,187	91,425,163

Total liabilities and net assets	$225,952,263	$213,667,161

Net asset value per share	$10.60	$13.22

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Investment income:
Loan interest, fee and dividend income:
Non—Control / Non—Affiliate investments	$3,850,305	$3,447,176	$12,252,053	$8,166,903
Affiliate investments	1,374,819	936,965	3,215,690	2,572,546
Control investments	232,575	315,408	713,553	1,194,603

Total loan interest, fee and dividend income	5,457,699	4,699,549	16,181,296	11,934,052

Paid—in—kind interest income:
Non—Control / Non—Affiliate investments	711,882	840,543	2,322,402	1,709,348
Affiliate investments	600,532	175,491	978,568	489,005
Control investments	122,738	96,393	286,816	356,700

Total paid—in—kind interest income	1,435,152	1,112,427	3,587,786	2,555,053

Interest income from cash and cash equivalent investments	203,792	57,661	408,464	264,607

Total investment income	7,096,643	5,869,637	20,177,546	14,753,712

Expenses:
Interest expense	1,749,593	1,125,469	5,137,159	2,586,279
Amortization of deferred financing fees	90,500	64,596	268,810	160,765
General and administrative expenses	1,538,693	1,467,866	4,766,841	4,338,825

Total expenses	3,378,786	2,657,931	10,172,810	7,085,869

Net investment income	3,717,857	3,211,706	10,004,736	7,667,843

Net realized gains on investments — Non-Control/Non-Affiliate	—	51,089	848,164	51,089
Net unrealized appreciation (depreciation) of investments	(4,504,933)	(736,636)	(15,028,496)	(1,376,704)

Total net gain (loss) on investments before income taxes	(4,504,933)	(685,547)	(14,180,332)	(1,325,615)
Income tax benefit (expense)	8,417	(49,813)	(38,277)	(251,984)

Net increase (decrease) in net assets resulting from operations	$(778,659)	$2,476,346	$(4,213,873)	$6,090,244

Net investment income per share — basic and diluted	$0.41	$0.46	$1.25	$1.12

Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.09)	$0.36	$(0.53)	$0.89

Dividends declared per common share	$0.41	$0.35	$1.21	$0.66

Distributions of capital gains declared per common share	$—	$—	$0.05	$—

Weighted average number of shares outstanding — basic and diluted	9,129,192	6,917,363	8,024,933	6,864,341

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

				Investment		Net
				Income	Accumulated	Unrealized
	Common Stock		Additional	in Excess of	Realized	Appreciation	Total
	Number	Par	Paid In	(Less Than)	Losses on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2008	6,803,863	$6,804	$86,949,189	$1,738,797	$(618,620)	$5,396,183	$93,472,353
Net investment income	—	—	—	7,667,843	—	—	7,667,843
Stock-based compensation	—	—	172,189	—	—	—	172,189
Realized gain on investments	—	—	—	—	51,089	33,167	84,256
Net unrealized losses on investments	—	—	—	—	—	(1,409,871)	(1,409,871)
Income tax expense	—	—	—	(251,984)	—	—	(251,984)
Dividends declared	—	—	—	(4,565,459)	—	—	(4.565.459)
Issuance of restricted stock	113,500	113	(113)	—	—	—	—

Balance, September 30, 2008	6,917,363	$6,917	$87,121,265	$4,589,197	$(567,531)	$4,019,479	$95,169,327

						Net
				Investment	Accumulated	Unrealized
	Common Stock		Additional	Income	Realized	Appreciation	Total
	Number	Par	Paid In	in Excess of	Gains on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2009	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163
Net investment income	—	—	—	10,004,736	—	—	10,004,736
Net realized gains on investments	—	—	—	—	848,164	(557,316)	290,848
Stock-based compensation	—	—	512,448	—	—	—	512,448
Net unrealized losses on investments	—	—	—	—	—	(14,471,180)	(14,471,180)
Income tax expense	—	—	—	(38,277)	—	—	(38,277)
Dividends/distributions declared	—	—	—	(10,179,533)	(352,366)	—	(10,531,899)
Public offerings of common stock	2,775,000	2,775	27,088,473	—	—	—	27,091,248
Issuance of restricted stock	144,812	145	(145)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(6,533)	(6)	(66,894)	—	—	—	(66,900)
Forfeiture of restricted stock	(2,700)	(3)	3	—	—	—	—

Balance, September 30, 2009	9,827,942	$9,828	$115,370,671	$1,902,083	$852,293	$(13,918,688)	$104,216,187

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,213,873)	$6,090,244
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(27,943,735)	(73,645,254)
Repayments received/sales of portfolio investments	9,289,106	9,060,478
Loan origination and other fees received	540,000	1,401,996
Net realized gain on investments	(848,164)	(51,089)
Net unrealized depreciation of investments	15,434,615	718,784
Deferred income taxes	(406,120)	657,919
Paid—in—kind interest accrued, net of payments received	(2,008,357)	(1,788,984)
Amortization of deferred financing fees	268,810	160,765
Recognition of loan origination and other fees	(443,135)	(309,140)
Accretion of loan discounts	(306,075)	(95,132)
Depreciation expense	16,711	11,110
Stock-based compensation	512,448	172,189
Changes in operating assets and liabilities:
Interest and fees receivable	314,296	36,671
Prepaid expenses and other current assets	(180,972)	(65,890)
Accounts payable and accrued liabilities	(158,034)	(27,296)
Interest payable	(1,311,242)	(431,762)
Deferred revenue	112,500	—
Taxes payable	(5,537)	(52,598)

Net cash provided by (used in) operating activities	(11,336,758)	(58,156,989)

Cash flows from investing activities:
Purchases of property and equipment	(3,194)	(25,030)

Net cash used in investing activities	(3,194)	(25,030)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	—	56,100,000
Short-term borrowings	—	5,100,000
Financing fees paid	(194,000)	(2,268,025)
Proceeds from common stock offerings, net of expenses	27,091,248	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(66,900)	—
Cash dividends paid	(8,917,022)	(6,606,618)
Cash distributions paid	(352,366)	—

Net cash provided by financing activities	17,560,960	52,325,357

Net increase (decrease) in cash and cash equivalents	6,221,008	(5,856,662)
Cash and cash equivalents, beginning of period	27,193,287	21,787,750

Cash and cash equivalents, end of period	$33,414,295	$15,931,088

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,448,401	$3,018,042

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
September 30, 2009

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Non—Control / Non—Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (6%)*	Specialty Trade Contractors	Subordinated Note-AA (12% Cash, 2% PIK, Due 03/11)	$3,230,822	$3,155,960	$3,155,960
		Subordinated Note-AA (14% Cash, 4% PIK, Due 03/11)	1,975,985	1,955,882	1,955,882
		Common Stock-PHM (128,571 shares)		128,571	99,000
		Common Stock Warrants-AA (455 shares)		142,361	552,800

			5,206,807	5,382,774	5,763,642
American De-Rosa Lamparts, LLC and Hallmark Lighting (4%)*	Wholesale and Distribution	Subordinated Note (11.5% Cash, 3.75% PIK, Due 10/13)	8,364,145	8,238,410	3,887,000

			8,364,145	8,238,410	3,887,000
American Direct Marketing Resources, LLC (4%)*	Direct Marketing Services	Subordinated Note (12% Cash, 3% PIK, Due 03/15)	4,126,509	4,055,190	4,055,190

			4,126,509	4,055,190	4,055,190
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (14% Cash, 5% PIK, Due 11/10)	2,626,094	2,613,976	2,613,976

			2,626,094	2,613,976	2,613,976
Art Headquarters, LLC (2%)*	Retail, Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 01/10)	2,181,822	2,175,656	2,175,656
		Membership unit warrants (15% of units (150 units))		40,800	100,700

			2,181,822	2,216,456	2,276,356
Assurance Operations Corporation (2%)*	Auto Components / Metal Fabrication	Senior Note (6% Cash, Due 06/11)	2,484,000	2,034,000	2,034,000
		Common Stock (300 shares)		300,000	—

			2,484,000	2,334,000	2,034,000
CV Holdings, LLC (11%)*	Specialty Healthcare Products	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,107,737	10,234,391	10,234,391
	Manufacturer	Royalty rights		874,400	859,000

			11,107,737	11,108,791	11,093,391
Cyrus Networks, LLC (6%)*	Data Center Services Provider	Senior Note (3.75% Cash, Due 07/13)	5,045,468	5,032,569	5,032,569
		2nd Lien Note (7.5% Cash, Due 01/14)	1,196,809	1,196,809	1,196,809
		Revolving Line of Credit (3.75% Cash)	455,659	455,659	455,659

			6,697,936	6,685,037	6,685,037

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Electronic Systems Protection, Inc. (4%)*	Power Protection Systems	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	$3,105,386	$3,080,576	$2,847,500
	Manufacturing	Senior Note (4.07% Cash, Due 01/14)	904,624	904,624	904,624
		Common Stock (500 shares)		285,000	73,900

			4,010,010	4,270,200	3,826,024
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	510,700

				4,833	510,700
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (11%-12.5% PIK, Due 04/11)	2,388,362	2,366,352	836,000
		Common Stock (295 shares)		294,624	—

			2,388,362	2,660,976	836,000
Frozen Specialties, Inc. (7%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	7,565,777	7,421,219	7,421,219

			7,565,777	7,421,219	7,421,219
Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (8.1% Cash, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	910,500

			3,000,000	3,500,000	3,910,500
Gerli & Company (1%)*	Specialty Woven Fabrics	Subordinated Note (12% Cash, 2% PIK, Due 08/11)	3,161,439	3,116,472	1,470,100
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	—

			3,161,439	3,199,886	1,470,100
Grindmaster-Cecilware Corp. (5%)*	Food Services Equipment Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 03/15)	5,756,708	5,641,708	5,641,708

			5,756,708	5,641,708	5,641,708
Inland Pipe Rehabilitation Holding Company LLC (12%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,109,091	7,252,427	7,252,427
		Subordinated Note (18% Cash, Due 01/14)	3,750,000	3,685,356	3,685,356
		Membership Interest Purchase Warrant (2.9%)		853,500	1,740,200

			11,859,091	11,791,283	12,677,983
Jenkins Service, LLC (8%)*	Restoration Services	Subordinated Note (10.25% Cash, 7.25% PIK, Due 04/14)	7,378,513	7,249,913	7,249,913
		Convertible Note (10%, Due 04/18)	1,375,000	1,341,293	1,341,293

			8,753,513	8,591,206	8,591,206
Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12% Cash, Due 03/11)	1,000,000	966,448	966,448
		Common Stock Warrants (112 shares)		58,995	1,146,500

			1,000,000	1,025,443	2,112,948

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Novolyte Technologies, Inc. (7%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 04/15)	$7,264,187	$7,120,456	$7,120,456
		Preferred Units (600 units)		600,000	102,800
		Common Units (22,960 units)		150,000	—

			7,264,187	7,870,456	7,223,256
Syrgis Holdings, Inc. (3%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	3,576,782	3,552,183	3,459,600
		Common Units (2,114 units)		1,000,000	—

			3,576,782	4,552,183	3,459,600
TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,329,499	4,258,156	4,258,156
		Class A Units (1,495 units)		475,000	405,100
		Class B Units (79 units)		25,000	—

			4,329,499	4,758,156	4,663,256
Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners, LLC (“RTIR”) (5%)*	Pipeline Inspection Services	Subordinated Note (14% Cash, Due 03/14)	5,000,000	4,609,295	4,609,295
		Common Units — RTIR (11 units)		200,000	200,000
		Common Stock Warrants - TIR (7 shares)		321,000	321,000

			5,000,000	5,130,295	5,130,295
Twin-Star International, Inc. (5%)*	Consumer Home Furnishings	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	4,500,000	4,447,191	4,154,200
	Manufacturer	Senior Note (5%, Due 04/13)	1,290,868	1,290,868	1,137,800

			5,790,868	5,738,059	5,292,000
Wholesale Floors, Inc. (3%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	3,500,000	3,357,739	3,357,739
		Membership Interest Purchase Warrant (4.0%)		132,800	52,300

			3,500,000	3,490,539	3,410,039
Yellowstone Landscape Group, Inc. (12%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	13,195,731	12,931,796	12,931,796

			13,195,731	12,931,796	12,931,796

Subtotal Non—Control / Non—Affiliate Investments			132,947,017	135,212,872	127,517,222
Affiliate Investments:
Asset Point, LLC (5%)*	Asset Management Software Provider	Subordinated Note (12% Cash, 7% PIK, Due 03/13)	5,322,055	5,246,127	5,246,127
		Membership Units (10 units)		500,000	190,900

			5,322,055	5,746,127	5,437,027

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Axxiom Manufacturing, Inc. (2%)*	Industrial Equipment	Subordinated Note (13% Cash, 3% PIK, Due 01/11)	$1,061,976	$1,048,432	$1,048,432
	Manufacturer	Common Stock (34,100 shares)		200,000	599,200
		Common Stock Warrant (1,000 shares)		—	15,500

			1,061,976	1,248,432	1,663,132
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (1%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,707,312	1,255,700
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,940,912	1,255,700
Dyson Corporation (12%)*	Custom Forging and Fastener	Subordinated Note (12% Cash, 3% PIK, Due 12/13)	10,555,889	10,381,448	10,381,448
	Supplies	Class A Units (1,000,000 units)		1,000,000	1,783,100

			10,555,889	11,381,448	12,164,548
Equisales, LLC (7%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,481,034	6,406,497	6,406,497
		Class A Units (500,000 units)		500,000	1,088,700

			6,481,034	6,906,497	7,495,197
FCL Graphics, Inc. (4%)*	Commercial Printing Services	Senior Note (7.75% Cash, Due 5/12)	1,575,554	1,570,696	1,505,400
		Senior Note (11.75% Cash, Due 5/13)	2,000,000	1,994,141	1,911,300
		2nd Lien Note (20% Cash, Due 11/13)	3,403,754	3,393,919	798,000

			6,979,308	6,958,756	4,214,700
Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	2,226,000

				308,333	2,226,000
Genapure Corporation (1%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	656,100

				563,602	656,100
Technology Crops International (5%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,006,250	4,906,250	4,906,250
		Common Units (50 Units)		500,000	500,000

			5,006,250	5,406,250	5,406,250

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Waste Recyclers Holdings, LLC (9%)*	Environmental and Facilities Services	Subordinated Note (8% Cash, 7.5% PIK, Due 01/13)	$4,042,032	$3,969,335	$3,969,335
		Subordinated Note (3% Cash, 12.5% PIK, Due 01/13)	5,562,424	5,489,726	4,709,700
		Class A Preferred Units (300 Units)		2,251,100	583,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			9,604,456	12,639,844	9,262,035

Subtotal Affiliate Investments			48,810,968	55,100,201	49,780,689
Control Investments:
Fischbein, LLC (11%)*	Packaging and Materials Handling	Subordinated Note (12% Cash, 6.5% PIK, Due 05/13)	7,470,883	7,358,825	7,358,825
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	3,734,300

			7,470,883	11,558,825	11,093,125

Subtotal Control Investments			7,470,883	11,558,825	11,093,125

Total Investments, September 30, 2009(181%)*			$189,228,868	$201,871,898	$188,391,036

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and paid—in—kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2008

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Non—Control / Non—Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (6%)*	Specialty Trade Contractors	Subordinated Note-AA (12% Cash, 2% PIK, Due 03/11)	$3,182,231	$3,074,633	$3,074,633
		Subordinated Note-AA (14% Cash, 4% PIK, Due 03/11)	1,917,045	1,888,343	1,888,343
		Common Stock-PHM (126,634 shares)		126,634	126,634
		Common Stock Warrants-AA (455 shares)		142,361	600,100

			5,099,276	5,231,971	5,689,710
American De-Rosa Lamparts, LLC and Hallmark Lighting (8%)*	Wholesale and Distribution	Subordinated Note (11.5% Cash, 3.75% PIK, Due 10/13)	8,208,166	8,064,571	6,894,500

			8,208,166	8,064,571	6,894,500
American Direct Marketing Resources, LLC (4%)*	Direct Marketing Services	Subordinated Note (12% Cash, 3% PIK, Due 03/15)	4,035,038	3,957,113	3,957,113

			4,035,038	3,957,113	3,957,113
APO Newco, LLC (3%)*	Commercial and Consumer	Subordinated Note (12% Cash, 2% PIK, Due 03/13)	1,993,336	1,907,664	1,907,664
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	1,033,400

			1,993,336	1,932,864	2,941,064
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (14% Cash, 5% PIK, Due 11/10)	2,528,587	2,508,276	2,508,276

			2,528,587	2,508,276	2,508,276
Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 01/10)	2,333,488	2,309,951	2,309,951
		Membership unit warrants (15% of units (150 units))		40,800	—

			2,333,488	2,350,751	2,309,951
Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (12% Cash, 5% PIK, Due 03/12)	4,026,884	3,985,742	3,261,800
		Common Stock (57 shares)		257,143	—

			4,026,884	4,242,885	3,261,800
CV Holdings, LLC (12%)*	Specialty Healthcare Products	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	10,776,412	9,780,508	9,780,508
	Manufacturer	Royalty rights		874,400	874,400

			10,776,412	10,654,908	10,654,908
Cyrus Networks, LLC (8%)*	Data Center Services Provider	Senior Note (5.83% Cash, Due 07/13)	5,539,867	5,524,881	5,524,881
		2nd Lien Note (9.08% Cash, Due 01/14)	1,196,809	1,196,809	1,196,809
		Revolving Line of Credit (5.83% Cash)	253,144	253,144	253,144

			6,989,820	6,974,834	6,974,834

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

DataPath, Inc. (0%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		$101,500	$—

				101,500	—
Electronic Systems Protection, Inc. (5%)*	Power Protection Systems	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,059,267	3,032,533	3,032,533
	Manufacturing	Senior Note (5.64% Cash, Due 01/14)	930,635	930,635	930,635
		Common Stock (500 shares)		285,000	285,000

			3,989,902	4,248,168	4,248,168
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	292,300

				4,833	292,300
FCL Graphics, Inc. (8%)*	Commercial Printing Services	Senior Note (7.7% Cash, Due 5/12)	1,669,200	1,663,083	1,663,083
		Senior Note (11.7% Cash, Due 5/13)	2,000,000	1,993,191	1,993,191
		2nd Lien Note (10.5% Cash, 7.5% PIK, Due 11/13)	3,393,186	3,382,162	3,382,162

			7,062,386	7,038,436	7,038,436
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (11%-12.5% Cash, 2%-5% PIK, Due 04/11)	2,388,362	2,356,781	1,000,000
		Common Stock (283 shares)		282,905	11,719

			2,388,362	2,639,686	1,011,719
Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (11% Cash, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	583,600

			3,000,000	3,500,000	3,583,600
Gerli & Company (2%)*	Specialty Woven Fabrics	Subordinated Note (12% Cash, 2% PIK, Due 08/11)	3,161,439	3,092,786	1,865,000
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	—

			3,161,439	3,176,200	1,865,000
Inland Pipe Rehabilitation Holding Company LLC (10%)*	Cleaning and Repair Services	Subordinated Note (12% Cash, 2% PIK, Due 01/14)	8,095,149	7,422,265	7,422,265
		Membership Interest Purchase Warrant (2.5%)		563,300	1,407,300

			8,095,149	7,985,565	8,829,565
Jenkins Service, LLC (10%)*	Restoration Services	Subordinated Note (10.25% Cash, 7.25% PIK, Due 04/14)	8,411,172	8,266,277	8,266,277
		Convertible Note (10% Cash, Due 04/18)	1,375,000	1,336,993	1,336,993

			9,786,172	9,603,270	9,603,270

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12% Cash, Due 03/11)	$2,000,000	$1,948,573	$1,948,573
		Common Stock Warrants (112 shares)		58,995	802,500

			2,000,000	2,007,568	2,751,073
Novolyte Technologies, Inc. (8%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 04/15)	7,048,222	6,880,696	6,880,696
		Preferred Units (600 units)		600,000	600,000
		Common Units (22,960 units)		150,000	150,000

			7,048,222	7,630,696	7,630,696
Syrgis Holdings, Inc. (6%)*	Specialty Chemical Manufacturer	Senior Note (7.6% Cash, Due 08/12-02/14)	4,632,500	4,602,773	4,602,773
		Common Units (2,114 units)		1,000,000	532,700

			4,632,500	5,602,773	5,135,473
TrustHouse Services Group, Inc. (5%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,264,494	4,186,542	4,186,542
		Class A Units (1,495 units)		475,000	207,500
		Class B Units (79 units)		25,000	—

			4,264,494	4,686,542	4,394,042
Twin-Star International, Inc. (6%)*	Consumer Home Furnishings	Subordinated Note (12% Cash 3% PIK, Due 04/14)	4,500,000	4,439,137	4,439,137
	Manufacturer	Senior Note (8% Cash, Due 04/13)	1,301,921	1,301,921	1,301,921

			5,801,921	5,741,058	5,741,058
Waste Recyclers Holdings, LLC (13%)*	Environmental and Facilities Services	Subordinated Note (12% Cash, 3.5% PIK, Due 01/13)	9,106,995	8,935,266	8,935,266
		Class A Preferred Units (300 Units)		2,251,100	2,251,100
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	748,900
		Common Units (153,219 Units)		153,219	153,219

			9,106,995	12,088,485	12,088,485
Wholesale Floors, Inc. (4%)*	Commercial Services	Subordinated Note (12.5% Cash, 1.5% PIK, Due 06/14)	3,500,000	3,341,947	3,341,947
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,500,000	3,474,747	3,341,947
Yellowstone Landscape Group, Inc. (14%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	13,261,710	12,965,889	12,965,889

			13,261,710	12,965,889	12,965,889

Subtotal Non—Control / Non—Affiliate Investments			133,090,259	138,413,589	135,712,877

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Affiliate Investments:
Asset Point, LLC (6%)*	Asset Management Software Provider	Subordinated Note (12% Cash, 3% PIK, Due 03/13)	$5,123,925	$5,035,428	$5,035,428
		Membership Units (10 units)		500,000	371,400

			5,123,925	5,535,428	5,406,828
Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment	Subordinated Note (12% Cash, 2% PIK, Due 01/11)	2,124,037	2,103,277	2,103,277
	Manufacturer	Common Stock (34,100 shares)		200,000	408,900
		Common Stock Warrant (1,000 shares)		—	10,600

			2,124,037	2,303,277	2,522,777
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (4%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,690,525	3,690,525
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	41,800
		Preferred Units — Pine Street (200 units)		200,000	139,200
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,924,125	3,871,525
Dyson Corporation (12%)*	Custom Forging and Fastener	Subordinated Note (12% Cash, 3% PIK, Due 12/13)	10,318,750	10,123,339	10,123,339
	Supplies	Class A Units (1,000,000 units)		1,000,000	964,700

			10,318,750	11,123,339	11,088,039
Equisales, LLC (9%)*	Energy Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 04/12)	6,319,315	6,226,387	6,226,387
		Class A Units (500,000 units)		500,000	2,322,400

			6,319,315	6,726,387	8,548,787
Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	1,984,500

				308,333	1,984,500
Genapure Corporation (1%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	472,100

				563,602	472,100

Subtotal Affiliate Investments			27,686,027	30,484,491	33,894,556

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:
Fischbein, LLC (14%)*	Packaging and Materials Handling	Subordinated Note (12% Cash, 4.5% PIK, Due 05/13)	7,184,066	7,053,458	7,053,458
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	5,444,400

			7,184,066	11,253,458	12,497,858

Subtotal Control Investments			7,184,066	11,253,458	12,497,858

Total Investments, December 31, 2008 (199%)*			$167,960,352	$180,151,538	$182,105,291

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and paid-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
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
     The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2008. Financial statements prepared on a GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
     Management has evaluated subsequent events for recognition or disclosure through November 4, 2009, which was the date this Form 10-Q was filed with the Securities and Exchange Commission.
Public Offerings of Common Stock
     On April 23, 2009, the Company filed a prospectus supplement pursuant to which 1,200,000 shares of common stock were offered for sale at a price to the public of $10.75 per share. Pursuant to this offering, all shares were sold and delivered on April 27, 2009 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $11,700,000. On May 27, 2009, pursuant to the exercise of an overallotment option granted in connection with the offering, the underwriters involved purchased an additional 80,000 shares of the Company’s common stock at the same public offering price, less underwriting discounts and commissions, resulting in net proceeds to the Company of approximately $800,000.
     On August 7, 2009, the Company filed a prospectus supplement pursuant to which 1,300,000 shares of common stock were offered for sale at a price to the public of $10.42 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 195,000 shares of the Company’s common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on August 12, 2009 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $14,600,000.

New Accounting Standards
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events, which was later codified as FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. The Company’s adoption of ASC Topic 855 did not have a material effect on its financial position or results of operations.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 only impacted the Company’s disclosures by requiring Codification references.
2. INVESTMENTS
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio
September 30, 2009:
Subordinated debt and 2nd lien notes	$167,380,542	83%	$153,498,784	82%
Senior debt	16,834,740	9	16,440,952	9
Equity shares	14,366,846	7	13,663,300	7
Equity warrants	2,415,370	1	3,929,000	2
Royalty rights	874,400	—	859,000	—

	$201,871,898	100%	$188,391,036	100%

December 31, 2008:
Subordinated debt and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

     During the three months ended September 30, 2009, the Company made three new investments totaling $18.8 million. During the nine months ended September 30, 2009, the Company made four new investment totaling $24.0 million and five investments in existing portfolio companies totaling approximately $4.0 million.
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
Valuation of Investments
     The Company has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements) (“ASC Topic 820”). Under ASC Topic 820, a financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:
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
     The following table presents the Company’s financial instruments carried at fair value as of September 30, 2009 and December 31, 2008, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at September 30, 2009
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$188,391,036	$188,391,036

	$—	$—	$188,391,036	$188,391,036

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$182,105,291	$182,105,291

	$—	$—	$182,105,291	$182,105,291

     The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Fair value of portfolio, beginning of period	$182,105,291	$113,036,240
New investments	27,943,735	73,645,254
Loan origination fees received	(540,000)	(1,351,996)
Proceeds from sales of investments	(1,888,384)	(275,361)
Principal repayments received	(7,400,722)	(8,785,117)
Paid-in-kind interest earned	3,587,786	2,555,053
Paid-in-kind interest received	(1,579,429)	(766,069)
Accretion of loan discounts	306,075	95,132
Accretion of deferred loan origination revenue	443,135	278,515
Realized gains on investments	848,164	51,089
Unrealized losses on investments	(15,434,615)	(718,784)

Fair value of portfolio, end of period	$188,391,036	$177,763,956

     All realized and unrealized gains and losses, net of tax, are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Net pre-tax unrealized decreases in the fair value of investments of approximately $4,580,000 and $15,509,000, respectively, during the three and nine months ended September 30, 2009 are related to portfolio company investments that are still held by the Company as of September 30, 2009. Net pre-tax unrealized decreases in the fair value of investments of approximately $480,000 and $851,000, respectively, during the three and nine months ended September 30, 2008 are related to portfolio company investments that were still held by the Company as of September 30, 2008.
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
     For the quarter ended March 31, 2009, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2009. For the quarter ended June 30, 2009, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 20% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2009. For the quarter ended September 30, 2009, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 24% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2009. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.
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
Investment Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes, until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex—dividend date.
Paid-in-Kind Interest
     The Company holds loans in its portfolio that contain a paid—in—kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
     To maintain the Company’s status as a Regulated Investment Company (“RIC”), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes, until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
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
Concentration of Credit Risk
     The Company’s investees are generally lower middle—market companies in a variety of industries. At both September 30, 2009 and December 31, 2008, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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

3. INCOME TAXES AND DISTRIBUTIONS OF INVESTMENT COMPANY TAXABLE INCOME
     The Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2008 and 2007 and continually monitors its distribution requirements for 2009 with the goal of ensuring compliance with the Code.
     The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
     ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), the Company must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as 1) PIK interest income and 2) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
     In addition, the Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass—through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass—through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.
     For federal income tax purposes, the cost of investments owned at September 30, 2009 was approximately $202.8 million.

4. LONG—TERM DEBT
     At both September 30, 2009 and December 31, 2008, the Company has the following debentures outstanding guaranteed by the SBA:

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
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding, at any time, SBA guaranteed debentures up to three times the amount of its regulatory capital. As of September 30, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million. In June 2009, the Fund received a new leverage commitment from the SBA which increased the Fund’s ability to issue SBA guaranteed debentures up to the maximum statutory limit of $150.0 million. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Company also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of September 30, 2009 and December 31, 2008 were 6.03% and 5.81%, respectively. The weighted average interest rate as of December 31, 2008 includes $93.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.19% and $22.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 4.19%. As of September 30, 2009, all SBA-guaranteed debentures have been pooled and assigned fixed rates.
5. EQUITY-BASED COMPENSATION
     The Company’s Board of Directors and stockholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 900,000 shares of the Company’s Common Stock authorized for issuance. The terms of equity-based awards granted under the Plan generally will vest ratably over one-year or four-year periods.
     The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by FASB Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation” (formerly Statement of Accounting Standards No. 123R, “Share-Based Payment”). Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.

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
     In the three and nine months ended September 30, 2009, the Company recognized equity-based compensation expense of approximately $0.2 million and $0.5 million, respectively. In the three and nine months ended September 30, 2008, the Company recognized equity-based compensation expense of approximately $0.1 million and $0.2 million, respectively. Equity-based compensation expense is included in general and administrative expenses in the Company’s consolidated statements of operations. As of September 30, 2009, the Company has a total of 219,813 restricted shares outstanding.
     As of September 30, 2009, there was approximately $2.0 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.
6. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008

Per share data:
Net asset value at beginning of period	$13.22	$13.74

Net investment income(1)	1.25	1.12
Net realized gains on investments(1)	0.11	0.01
Net unrealized appreciation (depreciation) on investments(1)	(1.87)	(0.20)

Total increase (decrease) from investment operations(1)	(0.51)	0.93

Cash dividends/distributions declared	(1.26)	(0.66)
Common stock offerings(2)	(0.65)	—
Stock-based compensation	0.06	0.03
Income tax provision(1)	—	(0.04)
Other(3)	(0.26)	(0.24)

Net asset value at end of period	$10.60	$13.76

Market value at end of period(4)	$12.34	$11.94

Shares outstanding at end of period	9,827,942	6,917,363
Net assets at end of period	$104,216,187	$95,169,327
Average net assets	$94,993,552	$94,934,623
Ratio of operating expenses to average net assets (annualized)	14.3%	10.0%
Ratio of net investment income to average net assets (annualized)	14.0%	10.8%
Portfolio turnover ratio	5.1%	6.6%
Total Return(5)	33.3%	1.6%

(1)	Weighted average basic per share data.

(2)	Represents the dilutive effect of the Company’s public offerings of common stock at a price less than net asset value.

(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(4)	Represents the closing price of the Company’s common stock on the NASDAQ Global Market on the last day of the period.

(5)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.

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

however, some of our debt investments pay cash interest on a quarterly basis. As of both September 30, 2009 and December 31, 2008, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.4%. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 13.3% and 13.2% as of September 30, 2009 and December 31, 2008, respectively.
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
Portfolio Composition
     The total value of our investment portfolio was $188.4 million as of September 30, 2009, as compared to $182.1 million as of December 31, 2008. As of September 30, 2009, we had investments in 36 portfolio companies with an aggregate cost of $201.9 million. As of December 31, 2008, we had investments in 34 portfolio companies with an aggregate cost of $180.2 million. As of both September 30, 2009 and December 31, 2008, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of September 30, 2009 and December 31, 2008, our investment portfolio consisted of the following investments:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio

September 30, 2009:
Subordinated debt and 2nd lien notes	$167,380,542	83%	$153,498,784	82%
Senior debt	16,834,740	9	16,440,952	9
Equity shares/membership interests	14,366,846	7	13,663,300	7
Equity warrants	2,415,370	1	3,929,000	2
Royalty rights	874,400	—	859,000	—

	$201,871,898	100%	$188,391,036	100%

December 31, 2008:
Subordinated debt and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares/membership interests	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

Investment Activity
     During the nine months ended September 30, 2009, we made four new investments totaling $24.0 million and five investments in existing portfolio companies totaling approximately $4.0 million. We sold investments in two portfolio companies for total proceeds of approximately $1.9 million, received a full repayment from one portfolio company totaling approximately $2.0 million, received partial repayments of loans from five portfolio companies totaling approximately $4.4 million and received payment in kind (PIK) interest repayments totaling approximately $1.6 million. In addition, we received normal principal repayments totaling approximately $1.0 million in the nine months ended September 30, 2009.
     During the nine months ended September 30, 2008, we made ten new investments totaling $72.5 million, one additional debt investment in an existing portfolio company of $1.0 million and three additional equity investments in existing portfolio companies of approximately $0.1 million. We also sold two investments in portfolio companies for approximately $0.3 million, resulting in realized gains totaling $0.1 million. We had two portfolio company loans repaid at par in the amount of $4.8 million. In addition, we received normal principal repayments, partial loan prepayments and PIK interest repayments totaling approximately $4.0 million in the nine months ended September 30, 2008.

     Total portfolio investment activity for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Fair value of portfolio, beginning of period	$182,105,291	$113,036,240
New investments	27,943,735	73,645,254
Loan origination fees received	(540,000)	(1,351,996)
Proceeds from sales of investments	(1,888,384)	(275,361)
Principal repayments received	(7,400,722)	(8,785,117)
Paid-in-kind interest earned	3,587,786	2,555,053
Paid-in-kind interest received	(1,579,429)	(766,069)
Accretion of loan discounts	306,075	95,132
Accretion of deferred loan origination revenue	443,135	278,515
Realized gains on investments	848,164	51,089
Unrealized losses on investments	(15,434,615)	(718,784)

Fair value of portfolio, end of period	$188,391,036	$177,763,956

Weighted average yield on debt investments at end of period	14.4%	14.2%

Weighted average yield on total investments at end of period	13.3%	13.0%

Non-Accrual Assets
     As of September 30, 2009, the fair value of our non-accrual assets comprised 3.7% of the total fair value of our portfolio, and the cost of our non-accrual assets comprised 8.5% of the total cost of our portfolio. Our non-accrual assets as of September 30, 2009 are as follows:
     Gerli and Company
     In the third quarter of 2008, we recognized an unrealized loss of $0.3 million on our subordinated note investment in Gerli and Company (“Gerli”), which has a cost as of September 30, 2009 of approximately $3.1 million. This unrealized loss reduced the fair value of our investment in Gerli to $2.8 million as of September 30, 2008. During the third quarter of 2008, we continued to receive interest payments in accordance with our loan agreement. In November 2008, we placed our investment in Gerli on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our investment in Gerli for financial reporting purposes. Additionally, in the fourth quarter of 2008, we recognized an additional unrealized loss on our investment in Gerli of $0.9 million and in the nine months ended September 30, 2009, we recognized an additional unrealized loss on our investment in Gerli of $0.4 million. As of September 30, 2009, the fair value of our investment in Gerli is $1.5 million.
     Fire Sprinkler Systems, Inc.
     In 2008, we recognized an unrealized loss of $1.4 million on our subordinated note investment in Fire Sprinkler Systems, Inc. (“Fire Sprinkler Systems”), which has a cost as of September 30, 2009 of approximately $2.4 million. This unrealized loss reduced the fair value of our investment in Fire Sprinkler Systems to $1.0 million as of December 31, 2008. Through the first nine months of 2008, we continued to receive interest and principal payments in accordance with our loan agreement. In October 2008, we placed our investment in Fire Sprinkler Systems on non-accrual status. As a result, under GAAP, we no longer recognize interest income on our investment in Fire Sprinkler Systems for financial reporting purposes. In the first nine months of 2009, we recognized an additional unrealized loss on our investment in Fire Sprinkler Systems of $0.2 million. As of September 30, 2009, the fair value of our investment in Fire Sprinkler Systems is $0.8 million.
     American De-Rosa Lamparts, LLC and Hallmark Lighting
     In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting (collectively “ADL”), which had a cost as of September 30, 2009 of approximately $8.2 million. This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. In the nine months ended September 30, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million. As of September 30, 2009, the fair value of our investment in ADL was approximately $3.9 million. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us for a period of six months. As a result, we placed our investment in ADL on non-accrual status and under GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes.
     FCL Graphics, Inc. 2nd Lien Note
     In the first six months of 2009, we recognized an unrealized loss of $1.7 million on our 2nd Lien note investment in FCL Graphics, Inc. (“FCL”). During the first eight months of 2009, we received cash interest on our 2nd lien note in FCL at the stated contractual rate (20% per annum as of September 30, 2009). In September 2009, FCL did not make the scheduled interest payments on its 2nd Lien notes. As a result, we have placed our 2nd Lien note in FCL on non-accrual status and therefore, under GAAP, we no longer recognize interest income on our 2nd Lien note investment in FCL for financial reporting purposes. We are currently in negotiations with FCL and FCL’s other lenders to amend the terms of our note. The terms of the proposed amendment provide for cash interest at a rate of LIBOR plus 250 basis points per annum and PIK interest at a rate of 8% per annum. In the third quarter of 2009, we recognized an additional unrealized loss on our 2nd Lien note investment in FCL of approximately $0.9 million, which has a cost as of September 30, 2009 of approximately $3.4 million. The fair value of our 2nd Lien note investment in FCL as of September 30, 2009 is approximately $0.8 million.
Results of Operations
Comparison of three months ended September 30, 2009 and September 30, 2008
Investment Income
     For the three months ended September 30, 2009, total investment income was $7.1 million, a 21% increase from $5.9 million of total investment income for the three months ended September 30, 2008. This increase was primarily attributable to a $1.1 million increase in total loan interest (including PIK interest), fee and dividend income due to net increase in our portfolio investments from September 30, 2008 to September 30, 2009. We recognized non-recurring fee income of $0.2 million for the three months ended September 30, 2009 as compared to $0.1 million for the three months ended September 30, 2008.
Expenses
     For the three months ended September 30, 2009, expenses increased by 27% to $3.4 million from $2.7 million for the three months ended September 30, 2008. The increase in expenses was primarily attributable to a $0.6 million increase in interest expense due to higher average balances of SBA-guaranteed debentures outstanding during the three months ended September 30, 2009 than in the comparable period in 2008.
Net Investment Income
     As a result of the $1.2 million increase in total investment income and the $0.7 million increase in expenses, net investment income for the three months ended September 30, 2009 was $3.7 million compared to net investment income of $3.2 million during the three months ended September 30, 2008.
Net Decrease in Net Assets Resulting From Operations
     We recognized no realized gains or losses on investments in the three months ended September 30, 2009. During the three months ended September 30, 2008, we recognized a realized gain on the sale of one investment totaling $0.1 million.
     During the three months ended September 30, 2009, we recorded net unrealized depreciation of investments in the amount of $4.5 million, comprised of unrealized depreciation on seventeen investments totaling $5.5 million and unrealized appreciation on nine investments totaling $1.0 million. In the three months ended September 30, 2008, we recorded net unrealized depreciation of investments in the amount of $0.7 million, comprised of unrealized appreciation on ten investments totaling $1.8 million and unrealized depreciation on ten investments totaling $2.5 million.
     As a result of these events, our net decrease in net assets resulting from operations during the three months ended September 30, 2009 was $0.8 million as compared to a net increase in net assets resulting from operations of $2.5 million for the three months ended September 30, 2008.
Comparison of nine months ended September 30, 2009 and September 30, 2008
Investment Income
     For the nine months ended September 30, 2009, total investment income was $20.2 million, a 37% increase from $14.8 million of total investment income for the nine months ended September 30, 2008. This increase was attributable to a $5.3 million increase in total loan interest (including PIK interest), fee and dividend income due to net increase in our portfolio investments from September 30, 2008 to September 30, 2009. We recognized non-recurring fee income of $0.5 million for the nine months ended September 30, 2009 as compared to $0.4 million for the nine months ended September 30, 2008.
Expenses
     For the nine months ended September 30, 2009, expenses increased by 44% to $10.2 million from $7.1 million for the nine months ended September 30, 2008. The increase in expenses was primarily attributable to a $2.6 million increase in interest expense and a $0.4 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the nine months ended September 30, 2009 than in the comparable period in 2008. In addition, we experienced an increase in general and administrative costs in 2009, primarily related to compensation costs (including stock-based compensation) and facility costs.
Net Investment Income
     As a result of the $5.4 million increase in total investment income and the $3.1 million increase in expenses, net investment income for the nine months ended September 30, 2009 was $10.0 million compared to net investment income of $7.7 million during the nine months ended September 30, 2008.
Net Decrease in Net Assets Resulting From Operations
     In the nine months ended September 30, 2009, we recorded net realized gains of $0.8 million, consisting primarily of i) a realized gain on the sale of one investment of $1.8 million and ii) a loss on the recapitalization of another investment of $0.9 million. During the nine months ended September 30, 2008, we recognized a realized gain on the sale of one investment totaling $0.1 million.
     In the nine months ended September 30, 2009, we recorded net unrealized depreciation of investments in the amount of $15.0 million, comprised of net unrealized depreciation reclassification adjustments totaling $0.6 million related to i) the sale of one investment and ii) the recapitalization of another investment noted above, as well as unrealized depreciation on seventeen investments totaling $17.8 million and unrealized appreciation on eleven investments totaling $3.3 million. In the nine months ended September 30, 2008, we recorded net unrealized depreciation of investments in the amount of $1.4 million, comprised of unrealized appreciation on ten investments totaling $4.0 million and unrealized depreciation on thirteen investments totaling $5.4 million.
      As a result of these events, our net decrease in net assets resulting from operations during the nine months ended September 30, 2009 was $4.2 million as compared to a net increase in net assets resulting from operations of $6.1 million for the nine months ended September 30, 2008.
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
Cash Flows
     For the nine months ended September 30, 2009, we experienced a net increase in cash and cash equivalents in the amount of $6.2 million. During that period, our operating activities used $11.3 million in cash, consisting primarily of purchases of investments totaling $27.9 million, offset by i) net investment income and ii) sales/repayments of portfolio investments of $9.3 million. In the nine months ended September 30, 2009, financing activities provided $17.6 million of cash, consisting of proceeds from our public stock offerings of $27.1 million, net of cash dividends and distributions to stockholders totaling $9.3 million. At September 30, 2009, we had $33.4 million of cash and cash equivalents on hand.
     For the nine months ended September 30, 2008, we experienced a net decrease in cash and cash equivalents in the amount of $5.9 million. During that period, our operating activities used $58.2 million in cash, consisting primarily of new portfolio investments of $73.6 million, offset by repayments of loans received and proceeds from sales of investments of $9.1 million. We generated $52.3 million of cash from financing activities, consisting of proceeds from borrowings under SBA guaranteed debentures payable of $56.1 million and short-term borrowings of $5.1 million, partially offset by financing fees paid to the SBA of $2.3 million and cash dividends paid of $6.6 million. At September 30, 2008, we had $15.9 million of cash and cash equivalents on hand.
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
     In June 2009, the Fund received a new leverage commitment from the SBA which increased the Fund’s ability to issue SBA guaranteed debentures up to the maximum statutory limit of $150.0 million. As of September 30, 2009, the Fund has $115.1 million of SBA guaranteed debentures outstanding. In addition to the one—time 1.0% fee on the total commitment from the SBA, the Company also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of September 30, 2009 was 6.03%.
Distributions to Stockholders
     We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2008 and 2007 and continually monitor our distribution requirements for 2009 with the goal of ensuring compliance with the Code.
     The minimum distribution requirements applicable to RICs require us to distribute to our stockholders at least 90% of our investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
     ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as 1) PIK interest income and 2) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
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
Recent Developments
     On April 23, 2009, we filed a prospectus supplement pursuant to which 1,200,000 shares of common stock were offered for sale at a price to the public of $10.75 per share. Pursuant to this offering, all shares were sold and delivered on April 27, 2009 resulting in net proceeds to us, after underwriting discounts and offering expenses, of approximately $11,700,000. On May 27, 2009, pursuant to the exercise of an overallotment option granted in connection with the offering, the underwriters involved purchased an additional 80,000 shares of our common stock at the same public offering price, less underwriting discounts and commissions, resulting in net proceeds to us of approximately $800,000.
     On August 7, 2009, we filed a prospectus supplement pursuant to which 1,300,000 shares of common stock were offered for sale at a price to the public of $10.42 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 195,000 shares of our common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on August 12, 2009 resulting in net proceeds to us, after underwriting discounts and offering expenses, of approximately $14,600,000.
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
     On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.
     ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:
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
     For the quarter ended March 31, 2009, we asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2009. For the quarter ended June 30, 2009, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 20% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2009. For the quarter ended September 30, 2009, we asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 24% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2009. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
Revenue Recognition
Interest and Dividend Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.
Fee Income
     Loan origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments are recorded as deferred income and recognized as income over the term of the loan.
Paid-in-Kind Interest (PIK)
     We currently hold, and we expect to hold in the future, some loans in our portfolio that contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
     To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
New Accounting Standards
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events, which was later codified as FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. Our adoption of ASC Topic 855 did not have a material effect on our financial position or results of operations.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 only impacted our disclosures by requiring Codification references.
Off-Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Beginning in late 2007, the United States entered a recession, which many believe could be prolonged. As the economy continued to deteriorate in 2008, spending by both consumers and businesses declined significantly, which has impacted the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate, and on certain of our portfolio companies as well.
     During 2009, we experienced write-downs in our portfolio, several of which were due to decline in the performance of those portfolio companies. As of September 30, 2009, the fair value of our non-accrual assets was approximately $7.0 million, which comprised approximately 3.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $17.1 million, or 8.5% of the total cost of our portfolio. In addition to these non-accrual assets, as of September 30, 2009, we had, on a fair value basis, approximately $21.0 million of debt investments, or 11.1% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of September 30, 2009 was approximately $25.1 million, or 12.4% of the total cost of our portfolio.
     In the event that the current recession continues for a significant time or the economy deteriorates further, the financial position and results of operations of certain of the middle-market companies in our portfolio could be further affected adversely, which ultimately could lead to difficulty in our portfolio companies meeting debt service requirements and an increase in defaults. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.
     In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2009, we were not a party to any hedging arrangements.
     As of September 30, 2009, approximately 87.8%, or $161.8 million of our debt portfolio investments bore interest at fixed rates and approximately 12.2%, or $22.4 million of our debt portfolio investments bore interest at variable rates. A 200 basis point decrease in the interest rates on our variable-rate debt investments would decrease our investment income by approximately $0.4 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates.
     Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.

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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Neither Triangle Capital Corporation nor any of its subsidiaries is a party to any material pending legal proceedings.
Item 1A. Risk Factors.
     The following risk factors should be considered in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities
     During the three months ended September 30, 2009, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 82,680 shares of our common stock for $961,400.01 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on June 16, 2009. The following chart summarizes repurchases of our common stock for the three months ended September 30, 2009.

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				Part of Publicly	that May Yet Be
	Total Number of		Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares		per Share	Programs	Plans or Programs

July 1-31, 2009	82,680	(1)	$11.6280	—	—
August 1-31, 2009	—		—	—	—
September 1-30, 2009	—		—	—	—

Total	82,680		$11.6280	—	—

(1)	These shares were purchased in the open market pursuant to the terms of our Dividend Reinvestment Plan.
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

TRIANGLE CAPITAL CORPORATION
Date: November 4, 2009	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 4, 2009	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: November 4, 2009	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.3	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report of Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-33130) filed with the Securities and Exchange Commission on February 14, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.