Form 10-K
period 2009-12-31
Triangle Capital CORP
filed 2010-03-10
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33130

Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1798488 (I.R.S. Employer Identification No.)
3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina (Address of principal executive offices)	27612 (Zip Code)

Registrant’s telephone number, including area code:
(919) 719-4770

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $83,565,704.

The number of shares outstanding of the registrant’s Common Stock on March 1, 2010 was 11,934,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K, and certain exhibits previously filed with the Securities and Exchange commission are incorporated by reference into Part IV of this Annual Report.

TRIANGLE CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

Formation of Our Company

We are a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring 100% of the equity interests in Triangle Mezzanine Fund LLLP (the “Fund”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in our initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to the Fund prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including the Fund, after the IPO. At the time of closing of the IPO, we consummated the following formation transactions (“Formation Transactions”):

•	We acquired 100% of the limited partnership interests in the Fund, which became our wholly owned subsidiary, retained its license by the United States Small Business Administration (the “SBA”) to operate as a small business investment company (an “SBIC”), continued to hold its existing investments and made new investments with the net proceeds of the IPO.

•	We acquired 100% of the equity interests in TML, the general partner of the Fund.

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

We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 and $20.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.

Our investments generally range from $5.0 to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments. We are continuing to operate the Fund as an SBIC and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2009, we had investments in 37 portfolio companies, with an aggregate cost of $209.9 million.

Our Business Strategy

We seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments by:

•	Focusing on Underserved Markets. We believe that broad-based consolidation in the financial services industry coupled with operating margin and growth pressures have caused financial institutions to de-emphasize services to lower middle market companies in favor of larger corporate clients and capital market transactions. We believe these dynamics have resulted in the financing market for lower middle market companies to be underserved, providing us with greater investment opportunities.

•	Providing Customized Financing Solutions. We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. Typically we invest in senior and subordinated debt securities, coupled with equity interests. We believe our ability to customize financing arrangements makes us an attractive partner to lower middle market companies.

•	Leveraging the Experience of Our Management Team. Our senior management team has extensive experience advising, investing in, lending to and operating companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at investment banks, specialty finance companies, commercial banks, and privately and publicly held companies in the capacity of executive officers. We believe this diverse experience provides us with an in depth understanding of the strategic, financial and operational challenges and opportunities of lower middle market companies. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

•	Applying Rigorous Underwriting Policies and Active Portfolio Management. Our senior management team has implemented rigorous underwriting policies that are followed in each transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry

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

•	Taking Advantage of Low Cost Debentures Guaranteed by the SBA. Our license to do business as an SBIC allows us to issue fixed-rate, low interest debentures which are guaranteed by the SBA and sold in the capital markets, potentially allowing us to increase our net interest income beyond the levels achievable by other BDCs utilizing traditional leverage.

•	Maintaining Portfolio Diversification. While we focus our investments in lower middle market companies, we seek to invest across various industries. We monitor our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance we seek to reduce the effects of economic downturns associated with any particular industry or market sector. However, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

•	Utilizing Long-Standing Relationships to Source Deals. Our senior management team maintains extensive relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that our network of relationships will continue to produce attractive investment opportunities.

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

We typically invest in senior secured debt and subordinated notes. Senior subordinated notes are junior to senior secured debt but senior to other series of subordinated notes. Our senior secured debt investments and subordinated note investments generally have terms of three to seven years. Our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 350 basis points to LIBOR plus 950 basis points and our subordinated debt investments generally provide for fixed interest rates between 12.0% and 17.0% per annum. Our subordinated note investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment in kind, or PIK interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as we have to pay out such accrued interest as dividends to our stockholders, and we may have to borrow money or raise additional capital in order to meet the requirement of having to pay out at least 90.0% of our income to continue to qualify as a Regulated Investment Company, or RIC, for federal tax purposes. At December 31, 2009, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.7% and the weighted average yield on all of outstanding investments (including equity and equity-linked investments) was approximately 13.5%.

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

•	Established Companies With Positive Cash Flow. We seek to invest in established companies with a history of generating revenues and positive cash flows. We typically focus on companies with a history of profitability and minimum trailing twelve month EBITDA of $3.0 million. We do not invest in start-up companies, distressed situations, “turn-around”situations or companies that we believe have unproven business plans.

•	Experienced Management Teams With Meaningful Equity Ownership. Based on our prior investment experience, we believe that a management team with significant experience with a portfolio company or relevant industry experience and meaningful equity ownership is more committed to a portfolio company. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment and enhances the value of our equity investment.

•	Strong Competitive Position. We seek to invest in companies that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and compete in industries with barriers to entry. We also seek to invest in companies that exhibit a competitive advantage, which may help to protect their market position and profitability.

•	Varied Customer and Supplier Base. We prefer to invest in companies that have a varied customer and supplier base. Companies with a varied customer and supplier base are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

•	Significant Invested Capital. We believe the existence of significant underlying equity value provides important support to investments. We look for portfolio companies that we believe have sufficient value beyond the layer of the capital structure in which we invest.

Investment Committees

Triangle Capital Corporation has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Capital Corporation or any of its subsidiaries, other than investments made by Triangle Mezzanine Fund. The members of the Triangle Capital Corporation investment committee are Messrs. Garland S. Tucker III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, and David F. Parker.

Triangle Mezzanine Fund has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Mezzanine Fund. The members of the Triangle Mezzanine Fund investment committee are Messrs. Garland S. Tucker III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, and David F. Parker. Douglas A. Vaughn’s appointment to the Triangle Mezzanine Fund investment committee is contingent upon our receiving confirmation from the U.S. Small Business Administration. For purposes of the discussion herein, any reference to the “investment committee” refers to both the investment committee of Triangle Capital Corporation and the investment committee of Triangle Mezzanine Fund.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence, transaction structuring, and negotiation. Our origination process ultimately leads to the issuance of a non-binding term sheet. Investment origination is conducted by our nine investment professionals who are responsible for sourcing potential investment opportunities. Our investment professionals utilize their extensive relationships with various financial sponsors, entrepreneurs, attorneys, accountants, investment bankers and other non-bank providers of capital to source transactions with prospective portfolio companies.

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

Upon completion of a satisfactory due diligence review and as part of our evaluation of a proposed investment, the underwriting team prepares an Investment Memorandum for presentation to our investment committee. The Investment Memorandum includes information about the potential portfolio company such as its history, business strategy, potential strengths and risks involved, analysis of key customers and suppliers, working capital analysis, third party consultant findings, expected returns on investment structure, anticipated sources of repayment and exit strategies, analysis of historical financial statements, and potential capitalization and ownership.

Approval

The underwriting team for the proposed investment presents the Investment Memorandum to our investment committee for consideration and approval. After reviewing the Investment Memorandum, members of the investment committee may request additional due diligence or modify the proposed financing structure or terms of the proposed investment. Before we proceed with any investment, the investment committee must approve the proposed investment. Upon receipt of transaction approval, the underwriting team proceeds to document the transaction.

Documentation and Closing

The underwriting team is responsible for all documentation related to investment closings. In addition, we rely on law firms with whom we have worked on multiple transactions to help us complete the necessary documentation associated with transaction closings. If a transaction changes materially from what was originally approved by the investment committee, the underwriting team requests a formal meeting of the investment committee to communicate the contemplated changes. The investment committee has the right to approve the amended transaction structure, to suggest alternative structures or not to approve the contemplated changes.

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

In the event that our investment committee determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we undertake more aggressive monitoring of the affected portfolio company. The level of monitoring of an investment is determined by a number of factors, including, but not limited to, trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.

Investment Rating System

We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We generally require our portfolio companies to have annual financial audits in addition to monthly and quarterly unaudited financial statements. Using these statements, we calculate and evaluate certain financing ratios. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their financial statements to reflect the pro forma results of the portfolio company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.

As part of our valuation procedures we assign an investment rating to all of our investments in debt securities. Our investment rating system uses a scale of 0 to 10, with 10 being the lowest probability of default and principal loss. This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default. The system is also used to assist us in estimating the fair value of equity related securities. These types of systems are referred to as risk rating systems and are also used by banks and rating agencies. Our risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

Each portfolio company debt investment is rated based upon the following numeric investment rating system:

Investment
Rating	Description

10	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment has been positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.
9	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment may have been or is soon to be positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.
8	Investment is performing above original expectations and possibly 21.0% to 30.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Capital gain is expected.
7	Investment is performing above original expectations and possibly 11.0% to 21.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.
6	Investment is performing above original expectations and possibly 5.0% to 11.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.
5	Investment is performing in line with original expectations. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain may be expected.
4	Investment is performing below original expectations, but no covenant defaults have occurred. Full return of principal and interest is expected. Potential for capital gain may still be expected.
3	Investment is in default of transaction covenants but interest payments are current. No loss of principal is expected.
2	Investment is in default of transaction covenants and interest (and possibly principal) payments are not current. A principal loss of between 1.0% and 33.0% is expected.
1	Investment is in default of transaction covenants and interest (and possibly principal) payments are not current. A principal loss of between 34.0% and 67.0% is expected.
0	Investment is in default and a principal loss of between 68.0% and 100.0% is expected.

Valuation Process and Determination of Net Asset Value

Valuation Process

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments. We have established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis. As discussed below, we have engaged an independent valuation firm to assist us in our valuation process.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which was later codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic

820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. We invest primarily in debt and equity instruments of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, we value all of our investments at fair value, as determined in good faith by our Board of Directors, using Level 3 inputs, as further described below. Due to the inherent uncertainty in the valuation process, our Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report.

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

We evaluate the investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. Additionally, we consider some or all of the following factors:

•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the size of the security held as it relates to the liquidity of the market for such security;

•	any pending public offering of common stock by the issuer of the security;

•	pending reorganization activity affecting the issuer, such as merger or debt restructuring;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	financial statements and reports from portfolio company senior management and ownership;

•	the type of security, the security’s cost at the date of purchase and any contractual restrictions on the disposition of the security;

•	discount from market value of unrestricted securities of the same class at the time of purchase;

•	special reports prepared by analysts;

•	information as to any transactions or offers with respect to the security and/or sales to third parties of similar securities;

•	the issuer’s ability to make payments and the type of collateral;

•	the current and forecasted earnings of the issuer;

•	statistical ratios compared to lending standards and to other similar securities; and

•	other pertinent factors.

In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes any unamortized original issue discount, unamortized loan origination fees, and payment — in — kind (PIK) interest, if any. We also use the risk rating system discussed above under “Investment Rating System” to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.

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

Quarterly Net Asset Value Determination

We determine the net asset value per share of our common stock on at least a quarterly basis, and more frequently if we are required to do so pursuant to an equity offering or pursuant to federal laws and regulations. The net asset value per share is equal to the value of our total assets minus total liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

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

Our competitors also do not always require equity components in their investments. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities” included in Item 1A of Part I of this Annual Report.

Brokerage Allocation and Other Practices

Since we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the years ended December 31, 2009, 2008 or 2007 in connection with the acquisition and/or disposal of our investments.

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

No action will be required on the part of a registered stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying The Bank of New York Mellon, the “Plan Administrator” and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than 10 days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

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

There will be no brokerage charges or other charges to stockholders who participate in the plan. We will pay the plan administrator’s fees under the plan. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.

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

Employees

At December 31, 2009, we employed fourteen individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.

Election to be Regulated as a Business Development Company and Regulated Investment Company

We and the Fund are closed-end, non-diversified management investment companies that have elected to be treated as BDCs under the 1940 Act. In addition, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our election to be regulated as a BDC and our election to be treated as a RIC for federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

•	We report our investments at market value or fair value with changes in value reported through our statements of operations.

In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by our board of directors. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “Valuation Process and Determination of Net Asset Value” above.

•	We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute to stockholders (actually or constructively).

As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met our minimum distribution requirements for 2007, 2008 and 2009 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, we have certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for GAAP purposes, such that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass — through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross income for federal income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass — through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

•	Our ability to use leverage as a means of financing our portfolio of investments is limited.

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

•	We are required to comply with the provisions of the 1940 Act applicable to business development companies.

As a BDC, we are required to have a majority of directors who are not “interested” persons under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bonding and investment custody arrangements. See “Regulation of Business Development Companies” below.

Exemptive Relief

The 1940 Act prohibits certain transactions between us, the Fund, as well as our and their affiliates, without first obtaining an exemptive order from the SEC. We and the Fund filed a joint exemptive application with the SEC in 2007 requesting relief under various Sections of the 1940 Act that would permit us, as the BDC parent, and the Fund, as a BDC/SBIC subsidiary, to operate effectively as one company for 1940 Act regulatory purposes. Specifically, the application requested relief for us and the Fund to (a) engage in certain transactions with each other, (b) invest in securities in which the other is an investor and engage in transactions with portfolio companies that would not otherwise be prohibited if the BDC and its subsidiary were one company, (c) be subject to modified consolidated asset coverage requirements for senior securities issued by the BDC and the BDC/SBIC subsidiary, (d) allow the BDC/SBIC subsidiary to have the maximum amount of borrowing capacity for SBICs permitted under the SBA and the 1940 Act, and (e) allow the Fund, as the BDC/SBIC subsidiary, to file reports under the Securities Exchange Act of 1934 (the “Exchange Act”) on a consolidated basis with us, the parent BDC. In October 2008, the SEC issued an exemptive relief order approving the above requests.

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

Regulation of Business Development Companies

The following is a general summary of the material regulatory provisions affecting BDCs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

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

In addition, the 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67.0% or more of the voting securities present at a meeting if the holders of more than 50.0% of our outstanding voting securities are present or represented by proxy, or (ii) 50.0% of our voting securities.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act and rules adopted pursuant thereto as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than an SBIC wholly owned by the BDC) or a company that would be an investment company but for exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and

(c) satisfies any of the following:

(i) does not have any class of securities with respect to which a broker or dealer may extend margin credit;

(ii) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;

(iii) is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million;

(iv) does not have any class of securities listed on a national securities exchange; or

(v) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million.

(2) Securities in companies that were eligible portfolio companies when we made our initial investment if certain other requirements are satisfied.

(3) Securities of any eligible portfolio company that we control.

(4) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(5) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60.0% of the outstanding equity of the eligible portfolio company.

(6) Securities received in exchange for or distributed on or with respect to securities described in (1) through (5) above, or pursuant to the exercise of warrants or rights relating to such securities.

(7) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2), (3), or (4) above.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available “significant managerial assistance” means, among other things, any arrangement whereby we, through our directors, officers or employees, offer to provide, and, if accepted, do so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a regulated investment company, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital” included in Item 1A of Part I of this Annual Report.

Code of Ethics and Corporate Governance Guidelines

We have adopted a code of ethics, which we call our “Code of Conduct,” and corporate governance guidelines, which collectively cover ethics and business conduct. These documents apply to our directors, officers and employees. Our Code of Conduct and corporate governance guidelines are available on the Investor Relations section of our website at the following URL: http://ir.tcap.com/governance.cfm. We will report any amendments to or waivers of a required provision of our Code of Conduct and corporate governance guidelines on our website or in a Current Report on Form 8-K.

Compliance Policies and Procedures

We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Steven C. Lilly serves as our Chief Compliance Officer.

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

Stockholders may, without charge, obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to three times the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2009, we, through the Fund, had issued $121.9 million of SBA-guaranteed debentures, which had an annual weighted average interest rate of 5.77%, which includes $115.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.03% and $6.8 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.41%. As of December 31, 2009, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million. In June 2009, the Fund received a new leverage commitment from the SBA which increased the Fund’s ability to issue SBA guaranteed debentures up to the maximum statutory limit of $150.0 million. In addition, we have applied for a second SBIC license, which application is currently being reviewed by the SBA. If approved, this license would provide us with the capability to issue an additional $75.0 million of SBA-guaranteed debentures.

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

SBICs are periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations and are periodically required to file certain forms with the SBA. The Fund was audited by the SBA during 2009, and no findings were disclosed as a result of the audit.

Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, and separately, our independent registered public accounting firm audits our internal controls over financial reporting; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Nasdaq Global Market Corporate Governance Regulations

The Nasdaq Global Market has adopted corporate governance regulations that listed companies must comply with. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.

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

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner of a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

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

Election to be Taxed as a Regulated Investment Company

As a BDC, we have qualified and elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To maintain our RIC status, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of net short-term capital gains over net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. However, we will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.0% of our capital gain net income for each calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities and loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities (the “90.0% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•	no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

In order to meet the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any such special purpose corporation would generally be subject to U.S. federal income tax, and could result in a reduced after-tax yield on the portion of our assets held there.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Senior Securities” above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 15.0% (through 2010). In this regard, it is anticipated that distributions paid by us will generally not be Qualifying Dividends and, therefore, generally will not qualify for the preferential rate applicable to Qualifying Dividends. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains at a maximum rate of 15.0% (through 2010) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its shares of our common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

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

The Internal Revenue Service recently issued guidance that permits certain distributions made by a RIC consisting of both cash and its stock to be treated as dividend distributions for purposes of satisfying the annual distribution requirements applicable to RICs. Based on that guidance, if we satisfy certain requirements, including the requirement that at least 10% of the total value of any such distribution consists of cash, the cash and our shares that we distribute will be treated as a dividend, to the extent of our earnings and profits. If we make such a distribution to our stockholders, each of our stockholders will be required to treat the total value of the distribution that each stockholder receives as a dividend, to the extent of each stockholder’s pro-

rata share of our earnings and profits, regardless of whether such stockholder receives cash, our shares or a combination of cash and our shares.

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

In general, individual U.S. stockholders are subject to a maximum federal income tax rate of 15.0% (through 2010) on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), recognized prior to January 1, 2011, including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35.0% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service (including the amount of dividends, if any, eligible for the 15.0% maximum rate (through 2010)). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because our income generally will not consist of Qualifying Dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We may be required to withhold U.S. federal income tax (“backup withholding”) at a rate of 28.0% (through 2010) from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

Distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30.0% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, and, if an income tax treaty applies, attributable to a permanent establishment in the United States, we will not be required to withhold U.S. federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, will not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30.0% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

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

Failure to Qualify as a Regulated Investment Company

If we are unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as Qualifying Dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

Our ability to continue to achieve our investment objective will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on our management team’s ability to continue to identify, evaluate, invest in, and monitor companies that meet our investment criteria. We cannot assure you that we will continue to achieve our investment objective.

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

Even if we are able to grow and build upon our investment operations in a manner commensurate with the increased capital available to us as a result of recent offerings of our common stock, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report, it could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.

Current market conditions have impacted debt and equity capital markets in the United States, and we do not expect these conditions to improve in the near future.

Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations have also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Since March 2009, there have been signs that the global credit and other financial market conditions have improved as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement since the second quarter of 2009. While financial conditions have improved, economic activity has remained subdued and corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the commercial loan and high yield bond markets. These conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.

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

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, is to a certain degree subjective and dependent on the judgment of our board. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we make in target companies. We compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial and investment banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also invest in lower middle market companies. As a result, competition for investment opportunities in lower middle market companies is intense. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We are dependent upon our key investment personnel for our future success.

We depend on the members of our senior management team, particularly Garland S. Tucker, III, Brent P.W. Burgess and Steven C. Lilly, for the final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships that we rely on to implement our business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Effective February 21, 2009, Messrs. Tucker, Burgess and Lilly are no longer employed by us pursuant to employment agreements. Rather, each is currently employed by us on an at-will basis.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

We experience competition in attracting and retaining qualified personnel, particularly investment professionals, and we may be unable to maintain or grow our business if we cannot attract and retain such personnel. Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which we compete for experienced personnel have greater resources than we have.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities.  Currently we, through the Fund, issue debt securities guaranteed by the SBA. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

Additional Common Stock.  We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 6, 2009, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending May 5, 2010. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

The Fund is licensed by the SBA, and therefore subject to SBA regulations.

The Fund is licensed to act as an SBIC and is regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 20.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the Fund, and us, as its parent, to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If the Fund fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the Fund’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit the Fund from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us because the Fund is our wholly owned subsidiary.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we intend to use leverage to partially finance our investments, our stockholders experience increased risks associated with investing in our common stock. The Fund issues debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the Fund’s assets that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

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

On December 31, 2009, we had $121.9 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of 5.77%. The calculation of this weighted average interest rate includes i) the interim rates charged on $6.8 million of SBA guaranteed debentures that have not yet been pooled and ii) the fixed rates charged on $115.1 million of pooled SBA guaranteed debentures. The unpooled SBA-guaranteed debentures have a weighted average interim interest rate of 1.41% and the pooled SBA guaranteed debentures have a weighted average interest rate of 6.03%.

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

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of three times its regulatory capital. As of

December 31, 2009, the Fund had issued $121.9 million in debentures guaranteed by the SBA and has the ability to issue up to the statutory maximum of $150.0 million of SBA-guaranteed debentures. While we cannot presently predict whether or not we will borrow the maximum permitted amount, if we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from any future offerings of our common stock and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those currently contemplated.

We will be subject to corporate-level income tax if we are unable to qualify as a regulated investment company (“RIC”) under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.

We have elected to be treated as a RIC under the Code, which generally will allow us to avoid being subject to an entity level tax. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4.0% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. See “Material U.S. Federal Income Tax Considerations.” Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may not be able to pay you distributions, our distributions may not grow over time, and a portion of distributions paid to you may be a return of capital.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, the Fund’s compliance with applicable SBIC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

For U.S. federal income tax purposes, we are required to include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The accretion of such original issue discounts or increases in loan balances as a result of contractual PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

The Fund, as an SBIC, may be unable to make distributions to us that may harm our ability to meet regulated investment company requirements, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify as a RIC, we will be required to distribute on an annual basis substantially all of our taxable income, including income from our subsidiaries, including the Fund. As the majority of our investments are held by the Fund, we will be substantially dependent on the Fund for cash distributions to enable us to meet the RIC distribution requirements. The Fund may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for the Fund to make certain distributions to maintain our status as a RIC. We cannot assure you that the SBA will grant such waiver and if the Fund is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax on us.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a regulated investment company, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

In order to satisfy the requirements applicable to a RIC and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we became a RIC, some or all of which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on May 6, 2009, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending May 5, 2010. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We, the Fund and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain lower-cost leverage and, therefore, our competitive advantage over other finance companies.

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

Risks Relating to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

Investing in lower middle market companies involves a number of significant risks. Among other things, these companies:

•	may have limited financial resources to meet future capital needs and thus may be unable to grow or meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;

•	may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentration than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition. We rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our regulated investment company asset diversification requirements and certain SBA diversification requirements for our investments held by the Fund, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

We invest primarily in senior secured debt and subordinated notes as well as equity issued by lower middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. For further detail, see “Regulation of Business Development Companies” included in Item 1 of Part I of this Annual report on Form 10-K.

We believe that substantially all of our investments are qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

We generally will not control our portfolio companies.

We do not, and do not expect to, control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations have also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Since March 2009, there have been signs that the global credit and other financial market conditions have improved as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement since the second quarter of 2009. While financial conditions have improved, economic activity has remained subdued and corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the commercial loan and high yield bond markets.

Many of our current and/or future portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Current adverse economic conditions may also decrease the value of any collateral securing some of our debt investments and the value of our equity investments. A prolonged economic slowdown or recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in investment income, net investment income, assets, and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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

Potential writedowns or losses with respect to portfolio investments existing and to be made in the future could adversely affect our results of operations, cash flows, dividend level, net asset value and stock price.

As of December 31, 2009, the fair value of our non-accrual assets was approximately $7.0 million, which comprised approximately 3.5% of the total fair value of our portfolio. The fair value of these non-accrual assets was less than cost as of December 31, 2009. In addition, as of December 31, 2009, we had, on a fair value basis, approximately $18.0 million of debt investments or 8.9% of the total fair value of our portfolio, which were current with respect to scheduled interest and principal payments, but which were carried at less than cost. In light of current economic conditions, certain of our portfolio companies may be unable to service our debt investments on a timely basis. These conditions may also decrease the value of collateral securing some of our debt investments, as well as the value of our equity investments. As a result, the number of non-performing assets in our portfolio may increase, and the overall value of our portfolio may decrease, which could lead to financial losses in our portfolio and a decrease in our investment income, net investment income, dividends and assets.

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

Most of our debt investments will bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, a situation which could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.

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

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including business development companies, frequently trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. At our Annual Stockholders Meeting on May 6, 2009, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending May 5, 2010. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

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

We may be unable to invest a significant portion of the net proceeds raised in our recent offerings on acceptable terms, which would harm our financial condition and operating results.

Delays in investing the net proceeds raised in our recent offerings may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds from our recent offerings on acceptable terms within the time period that we anticipated or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, it may take a substantial period of time to invest substantially all of the net proceeds of our recent offerings in securities meeting our investment objective. During this period, we have and will continue to invest the net proceeds primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any dividends that we pay during such period may be substantially lower than the dividends that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds from our recent offerings are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

If, in the future, we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

At our annual meeting of stockholders held on May 6, 2009, our stockholders approved our ability to sell an unlimited number of shares of our common stock at any level of discount from net asset value per share during the one year period following such approval. The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation on our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. They also may experience a reduction in the market price of our common stock.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

As of December 31, 2009, we had 11,702,511 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

Item 3.	Legal Proceedings.

Neither Triangle Capital Corporation nor any of its subsidiaries are a party to any pending legal proceedings.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Holders

Our common stock began trading on the Nasdaq Global Market under the symbol “TCAP” on February 15, 2007. Prior to that date, there was no established public trading market for our common stock. The following table sets forth the range of high and low intraday sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low

First Quarter of 2008	$13.40	$12.94
Second Quarter of 2008	12.25	11.85
Third Quarter of 2008	13.75	9.91
Fourth Quarter of 2008	13.18	4.00
First Quarter of 2009	12.92	5.21
Second Quarter of 2009	12.38	7.50
Third Quarter of 2009	12.77	10.26
Fourth Quarter of 2009	13.28	10.95

As of March 1, 2010, there were approximately 72 holders of record of the common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions Declared

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.

The following table summarizes our distributions declared during the years ended December 31, 2008 and 2009:

	Record	Payment
Date Declared	Date	Date	Amount

May 7, 2008	June 5, 2008	June 26, 2008	$0.31
July 21, 2008	August 14, 2008	September 4, 2008	0.35
October 9, 2008	October 30, 2008	November 20, 2008	0.38
December 7, 2008	December 23, 2008	January 6, 2009	0.40
February 1, 2009	February 27, 2009	March 13, 2009	0.05
March 11, 2009	March 25, 2009	April 8, 2009	0.40
June 16, 2009	July 9, 2009	July 23, 2009	0.40
September 23, 2009	October 8, 2009	October 22, 2009	0.41
December 1, 2009	December 22, 2009	January 5, 2010	0.41

Each year, a statement on IRS Form 1099-DIV identifying the source(s) of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent that our distributions for a fiscal year exceed current and accumulated earnings and profits, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that any distribution is taxable as ordinary income or capital gains.

The table below shows the detail of our distributions for the years ended December 31, 2009 and 2008:

December 31, 2009:
Ordinary income	$1.62	97.0%
Capital gains	0.05	3.0%

Total reported on tax Form 1099-DIV	$1.67	100.0%

December 31, 2008:
Ordinary income	$1.53	100.0%

Total reported on tax Form 1099-DIV	$1.53	100.0%

Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various subcategories which have differing tax treatments to stockholders. Those subcategories are not presented herein.

Distribution Policy

We generally intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our stockholders of any retained net capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business — Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Regulation of Business Development Companies” included in Item 1 of Part I of this Annual Report.

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

No action will be required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying The Bank of New York Mellon, the “Plan Administrator” (our transfer agent and registrar), in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than three days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

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

There are no brokerage charges or other charges to stockholders for participating in the plan. We pay the plan administrator’s fees under the plan. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.

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

Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act. For a more detailed discussion, see “Regulation” included in Item 1 of Part I of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under our Equity Incentive Plan

Our Board of Directors and sole stockholder approved Triangle’s 2007 Equity Incentive Plan (the “Original Plan”), effective February 13, 2007, for the purpose of attracting and retaining the services of executive officers, directors and other key employees. During our fiscal year ended December 31, 2007, no equity incentive awards were granted under the Original Plan, in part due to certain 1940 Act restrictions which disallow the issuance of certain types of compensation to a BDC’s non-employee directors and employees without having first obtained exemptive relief. In 2007, we filed a request with the SEC for such exemptive relief with respect to our ability to issue restricted stock to our employees and non-employee directors. On March 18, 2008 we received an order from the SEC authorizing such issuance of restricted stock to our employees and non-employee directors pursuant to the terms of the Amended and Restated Plan and as otherwise set forth in the exemptive order. In 2008, our Board approved, and the stockholders voted to approve, the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Amended and Restated Plan”).

The following table provides information regarding the number of shares of restricted stock authorized and available under the Amended and Restated Plan as of December 31, 2009:

Number of Securities
	Number of		Remaining Available
	Securities to be	Weighted-Average	for Future Issuance
	Issued Upon	Exercise Price of	Under Equity
	Exercise of Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	—	650,921	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	650,921

(1)	The Amended and Restated Plan is the only equity compensation plan currently utilized by the Company.

(2)	The Amended and Restated Plan has an aggregate of 900,000 shares of common stock reserved for issuance.

Sales of Unregistered Securities

During the year ended December 31, 2009, we issued a total of 80,569 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $999,872.

Issuer Purchases of Equity Securities

Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock during the three months ended December 31, 2009.

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index and the Nasdaq Composite Index for the three years ended December 31, 2009. This comparison assumes $100.00 was invested at the closing price of our common stock on February 15, 2007 (the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation
Peer Group Index, and the Nasdaq Composite Index

	2/15/07	3/31/07	6/30/07	9/30/07	12/31/07
Triangle Capital Corporation	100.00	91.00	95.43	93.44	89.40
Triangle Capital Corporation Peer Group Index(2)	100.00	96.00	97.13	96.51	76.21
NASDAQ Composite Index	100.00	100.27	107.82	111.83	109.88

	3/31/08	6/30/08	9/30/08	12/31/08
Triangle Capital Corporation	85.94	84.29	90.74	83.45
Triangle Capital Corporation Peer Group Index(2)	74.77	55.09	53.99	12.70
NASDAQ Composite Index	94.14	94.77	86.70	65.17

	3/31/09	6/30/09	9/30/09	12/31/09
Triangle Capital Corporation	65.96	93.79	109.91	115.08
Triangle Capital Corporation Peer Group Index(2)	8.80	17.79	18.96	18.35
NASDAQ Composite Index	63.09	75.73	87.71	93.98

(1)	From February 15, 2007, the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering to December 31, 2009.

(2)	The Triangle Capital Corporation Peer Group consists of the following internally-managed closed-end investment companies that have elected to be regulated as BDCs under the 1940 Act: Allied Capital Corporation, American Capital Strategies Ltd., Harris & Harris Group, Inc., Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, Main Street Capital Corporation and MCG Capital Corporation. In our 2007 and 2008 Annual Reports on Form 10-K, the Triangle Capital Corporation Peer Group included Patriot Capital Funding, Inc., which was acquired by Prospect Capital Corporation in 2009 and as a result is no longer publicly traded. For 2009, we have added Main Street Capital Corporation to the Triangle Capital Corporation Peer Group as a replacement for Patriot Capital Funding, Inc.

Item 6.	Selected Financial Data.

As discussed further in Note 1 to our financial statements included in Item 8 of this Annual Report on Form 10-K, on February 21, 2007, concurrent with the closing of our initial public offering (the “IPO”), we acquired the Fund and TML (the Fund’s General Partner) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in FASB Accounting Standards Codification Topic 805, Business Combinations (formerly Statement of Financial Accounting Standards No. 141, Business Combinations), the selected historical financial and other data below for the year ended December 31, 2007 are presented as if the acquisition had occurred as of January 1, 2007. In addition, the selected historical financial and other data below for the years ended December 31, 2005 and 2006 are presented on a combined basis in order to provide comparative information with respect to prior periods. The selected financial data at and for the fiscal years ended December 31, 2005, 2006, 2007, 2008 and 2009 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands)

Income statement data:
Investment income:
Total interest, fee and dividend income	$5,855	$6,443	$10,912	$21,056	$27,149
Interest income from cash and cash equivalent investments	108	280	1,824	303	613

Total investment income	5,963	6,723	12,736	21,359	27,762
Expenses:
Interest expense	1,543	1,834	2,073	4,228	6,900
Amortization of deferred financing fees	90	100	113	255	364
Management fees	1,574	1,589	233	—	—
General and administrative expenses	58	115	3,894	6,254	6,449

Total expenses	3,265	3,638	6,313	10,737	13,713

Net investment income (loss)	2,698	3,085	6,423	10,622	14,049
Net realized gain (loss) on investments — Non-Control/Non-Affiliate	(3,500)	6,027	(760)	(1,393)	448
Net realized gain (loss) on investments — Affiliate	—	—	141	—	—
Net realized gain (loss) on investments — Control	—	—	—	2,829	—
Net unrealized appreciation (depreciation) of investments	3,975	(415)	3,061	(4,286)	(10,310)

Total net gain (loss) on investments	475	5,612	2,442	(2,850)	(9,862)
Provision for income taxes	—	—	(52)	(133)	(150)

Net increase (decrease) in net assets resulting from operations	$3,173	$8,697	$8,813	$7,639	$4,037

Net investment income per share — basic and diluted	N/A	N/A	$0.95	$1.54	$1.63
Net increase in net assets resulting from operations per share — basic and diluted	N/A	N/A	$1.31	$1.11	$0.47
Net asset value per common share	N/A	N/A	$13.74	$13.22	$11.03
Dividends declared per common share	N/A	N/A	$0.98	$1.44	$1.62
Capital gains distributions declared per common share	N/A	N/A	$—	$—	$0.05

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands)

Balance sheet data:
Assets:
Investments at fair value	$36,617	$54,247	$113,037	$182,105	$201,318
Cash and cash equivalents	6,067	2,556	21,788	27,193	55,201
Interest and fees receivable	50	135	305	680	677
Prepaid expenses and other current assets	—	—	47	95	287
Deferred offering costs	—	1,021	—	—	—
Property and equipment, net	—	—	34	48	29
Deferred financing fees	1,085	985	999	3,546	3,540

Total assets	$43,819	$58,944	$136,210	$213,667	$261,052

Liabilities and partners’ capital:
Accounts payable and accrued liabilities	$13	$825	$1,144	$1,609	$2,222
Interest payable	566	606	699	1,882	2,334
Distribution / dividends payable	—	532	2,041	2,767	4,775
Income taxes payable	—	—	52	30	59
Deferred revenue	75	25	31	—	75
Deferred income taxes	—	—	1,760	844	577
SBA-guaranteed debentures payable	31,800	31,800	37,010	115,110	121,910

Total liabilities	32,454	33,788	42,737	122,242	131,952
Total partners’ capital / stockholders’ equity	11,365	25,156	93,473	91,425	129,100

Total liabilities and partners’ capital / stockholders’ equity	$43,819	$58,944	$136,210	$213,667	$261,052

Other data:
Weighted average yield on investments	14.2%	13.3%	12.6%	13.2%	13.5%
Number of portfolio companies	12	19	26	34	37
Expense ratios (as percentage of average net assets):
Operating expenses	21.3%	8.3%	4.4%	6.6%	6.6%
Interest expense and deferred financing fees	21.4	9.5	2.4	4.7	7.4

Total expenses	42.7%	17.8%	6.8%	11.3%	14.0%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. As discussed further in Note 1 to our financial statements, on February 21, 2007, concurrent with the closing of our initial public offering (the “IPO”), we acquired Triangle Mezzanine Fund LLLP (the “Fund”) and the Fund’s General Partner, Triangle Mezzanine LLC (“TML”) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in FASB ASC Topic 805, Business Combinations, (formerly Statement of Financial Accounting Standards No. 141, Business Combinations), the financial data and information discussed herein as of and for the year ended December 31, 2007 are presented as if the acquisition had occurred as of January 1, 2007. The following discussion should be read in conjunction with the Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview of our Business

We are a Maryland corporation incorporated on October 10, 2006, for the purpose of acquiring the Fund and TML, raising capital in the IPO and thereafter operating as an internally managed BDC under the 1940 Act. The Fund is licensed as an SBIC by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC. We and the Fund invest primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located in the United States. Upon the consummation of the IPO, we completed the Formation Transactions described in Item 1 of Part I of this Annual Report, at which time the Fund became our wholly-owned subsidiary, and the former partners of the Fund became our stockholders.

Our business is to provide capital to lower middle market companies in the United States. We define lower middle market companies as those with annual revenues between $10.0 million and $100.0 million. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $75.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $20.0 million.

We invest primarily in senior and subordinated debt securities secured by first and second lien security interests in portfolio company assets, coupled with equity interests. Our investments generally range from $5.0 million to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of December 31, 2009 and December 31, 2008, the weighted average yield on all of our outstanding debt investments (including PIK interest) was approximately 14.7% and 14.4%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 13.5% and 13.2% as of December 31, 2009 and December 31, 2008, respectively.

The Fund is eligible to sell debentures guaranteed by the SBA to the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.

Portfolio Composition

The total value of our investment portfolio was $201.3 million as of December 31, 2009, as compared to $182.1 million as of December 31, 2008. As of December 31, 2009, we had investments in 37 portfolio companies with an aggregate cost of $209.9 million. As of December 31, 2008, we had investments in 34 portfolio companies with an aggregate cost of $180.2 million. As of both December 31, 2009 and 2008, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2009 and December 31, 2008, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

December 31, 2008:
Subordinated debt, Unitranche and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

Investment Activity

During the year ended December 31, 2009, we made seven new investments totaling $43.0 million, additional debt investments in three existing portfolio companies totaling $4.1 million and five additional equity investments in existing portfolio companies totaling approximately $1.4 million. We also sold two investments in portfolio companies for approximately $1.9 million, resulting in realized gains totaling $1.8 million and recognized realized losses related to restructurings of two portfolio companies totaling $1.3 million. We had four portfolio company loans repaid at par in the amount of $13.2 million. In addition, we received normal principal repayments, partial loan prepayments and payment in kind (PIK) interest repayments totaling approximately $9.2 million in the year ended December 31, 2009.

Total portfolio investment activity for the year ended December 31, 2009 was as follows:

Year Ended
December 31, 2009

Fair value of portfolio, January 1, 2009	$182,105,291
New investments	48,475,570
Proceeds from sales of investments	(1,888,384)
Loan origination fees received	(952,500)
Principal repayments received	(19,543,314)
Payment in kind interest earned	5,074,819
Payment in kind interest payments received	(2,909,804)
Accretion/writeoff of loan discounts	421,495
Accretion of deferred loan origination revenue	663,506
Net realized gain on investments	448,164
Net unrealized losses on investments	(10,576,873)

Fair value of portfolio, December 31, 2009	$201,317,970

Weighted average yield on debt investments as of December 31, 2009	14.7%

Weighted average yield on total investments as of December 31, 2009	13.5%

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

Non-Accrual Assets

As of December 31, 2009, the fair value of our non-accrual assets comprised 3.5% of the total fair value of our portfolio, and the cost of our non-accrual assets comprised 8.0% of the total cost of our portfolio. Our non-accrual assets as of December 31, 2009 are as follows:

Gerli and Company

In the third quarter of 2008, we recognized an unrealized loss of $0.3 million on our subordinated note investment in Gerli and Company (“Gerli”). This unrealized loss reduced the fair value of our debt investment in Gerli to $2.8 million as of September 30, 2008. During the third quarter of 2008, we continued to receive interest payments in accordance with our loan agreement. In November 2008, we placed our debt investment in Gerli on non-accrual status. As a result, under generally accepted accounting principles (“GAAP”), we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. Additionally, in the fourth quarter of 2008, we recognized an additional unrealized loss on our debt investment in Gerli of $0.9 million and in the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Gerli of $0.5 million. As of December 31, 2009, the cost of our debt investment in Gerli is $3.2 million and the fair value of such investment is $1.6 million.

Fire Sprinkler Systems, Inc.

In 2008, we recognized an unrealized loss of $1.4 million on our subordinated note investment in Fire Sprinkler Systems, Inc. (“Fire Sprinkler Systems”). This unrealized loss reduced the fair value of our debt investment in Fire Sprinkler Systems to $1.0 million as of December 31, 2008. Through the first nine months of 2008, we continued to receive interest and principal payments in accordance with our loan agreement. In October 2008, we placed our debt investment in Fire Sprinkler Systems on non-accrual status. As a result, under GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. In the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Fire Sprinkler Systems of $0.3 million. As of December 31, 2009, the cost of our debt investment in Fire Sprinkler Systems is $2.4 million and the fair value of such investment is $0.8 million.

American De-Rosa Lamparts, LLC and Hallmark Lighting

In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting (collectively “ADL”). This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. In the year ended December 31, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million. As of December 31, 2009, the cost of our investment in ADL was approximately $8.2 million and the fair value of such investment was approximately $3.9 million. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us for a period of six months. As a result, we placed our investment in ADL on non-accrual status and under GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes.

FCL Graphics, Inc. 2nd Lien Note

During the first eight months of 2009, we received cash interest on our 2nd lien note in FCL at the stated contractual rate (20% per annum as of September 30, 2009). In September 2009, FCL did not make the scheduled interest payments on its 2nd Lien notes. As a result, we placed our 2nd Lien note in FCL on non-accrual status and therefore, under GAAP, we no longer recognized interest income on our 2nd Lien note investment in FCL for financial reporting purposes. In November 2009, we amended the terms of our note with FCL. The terms of the amendment provide for cash interest at a rate of LIBOR plus 250 basis points per annum and PIK interest at a rate of 8% per annum. In addition, we exchanged approximately $0.4 million of unpaid PIK interest on our FCL 2nd lien note for common equity in FCL Graphics, resulting in a $0.4 million realized loss. While we are currently recognizing cash interest on our 2nd Lien investment in FCL, we have placed the PIK component of this note on non-accrual status. In the year ended December 31, 2009, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $2.2 million, which has a cost as of December 31, 2009 of approximately $3.0 million. The fair value of our 2nd Lien note investment in FCL as of December 31, 2009 is approximately $0.8 million.

Results of Operations

Comparison of year ended December 31, 2009 and December 31, 2008

Investment Income

For the year ended December 31, 2009, total investment income was $27.8 million, a 30% increase from $21.4 million of total investment income for the year ended December 31, 2008. This increase was primarily attributable to a $4.8 million increase in total loan interest, fee and dividend income and a $1.3 million increase in total payment in kind interest income due to a net increase in our portfolio investments from December 31, 2008 to December 31, 2009, and a $0.3 million increase in interest income from cash and cash equivalent investments due to an increase in average cash balances in 2009 over the 2008 due to proceeds from our secondary offerings of common stock. Non-recurring fee income was $0.8 million for the year ended December 31, 2009 as compared to $0.7 million for the year ended December 31, 2008.

Expenses

For the year ended December 31, 2009, expenses increased by 28% to $13.7 million from $10.7 million for the year ended December 31, 2008. The increase in expenses was primarily attributable to a $2.7 million increase in interest expense. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the year ended December 31, 2009 than in the comparable period in 2008. In addition, during 2008, a significant portion of our outstanding SBA-guaranteed debentures were bearing interest at interim (pre-pooling) interest rates, which are generally lower than the fixed pooled interest rates. During 2009, these debentures bore interest at the higher fixed rates resulting in increased interest expense.

Net Investment Income

As a result of the $6.4 million increase in total investment income and the $3.0 million increase in expenses, net investment income for the year ended December 31, 2009 was $14.0 million compared to net investment income of $10.6 million during the year ended December 31, 2008.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2009, total net realized gains on non-control/non-affiliate investments was approximately $0.4 million, which consisted of realized gains on the sales of two investments totaling approximately $1.8 million, partially offset by realized losses on the restructuring of two other investments totaling approximately $1.3 million. For the year ended December 31, 2008, total net realized gains on investments totaled approximately $1.4 million. Net realized gain on control investments for the year ended December 31, 2008 was $2.8 million, which consisted of a realized gain on one investment. For the year ended December 31, 2008, net realized loss on non-control/non-affiliate investments was $1.4 million, which consisted of a realized loss on the writeoff of one investment of $1.5 million and a realized gain on one investment of $0.1 million.

In the year ended December 31, 2009, we recorded net unrealized depreciation of investments, net of income taxes, in the amount of $10.3 million, comprised primarily of unrealized depreciation on 15 investments totaling approximately $17.4 million and unrealized appreciation, net of tax, on 13 other investments totaling approximately $7.3 million. In addition, we recorded net unrealized depreciation reclassification adjustments of approximately $0.2 million related to the realized losses on non-control/non-affiliate investments noted above. In the year ended December 31, 2008, we recorded net unrealized depreciation of investments, net of income taxes, in the amount of $4.3 million, comprised partially of net unrealized depreciation reclassification adjustments of approximately $1.2 million related to the realized gain on control investments and the realized losses on non-control/non-affiliate investments noted above. In addition, in the year ended December 31, 2008, we recorded unrealized appreciation, net of tax, on eleven other investments totaling $5.6 million and unrealized depreciation on 17 investments totaling $8.6 million.

As a result of these events, our net increase in net assets from operations during the year ended December 31, 2009 was $4.0 million as compared to $7.6 million for the year ended December 31, 2008.

Comparison of year ended December 31, 2008 and December 31, 2007

Investment Income

For the year ended December 31, 2008, total investment income was $21.4 million, a 68% increase from $12.7 million of total investment income for the year ended December 31, 2007. This increase was primarily attributable to a $7.9 million increase in total loan interest, fee and dividend income and a $2.2 million increase in total payment in kind interest income due to a net increase in our portfolio investments from December 31, 2007 to December 31, 2008, partially offset by a $1.5 million decrease in interest income from cash and cash equivalent investments due to (i) a significant decrease in average cash balances in 2008 over the comparable period in 2007 and (ii) a decrease in overall interest rates. Non-recurring fee income was $0.7 million for the year ended December 31, 2008 as compared to $0.5 million for the year ended December 31, 2007.

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

Cash Flows

For the year ended December 31, 2009, we experienced a net increase in cash and cash equivalents in the amount of $28.0 million. During that period, our operating activities used $13.4 million in cash, consisting primarily of new portfolio investments of $48.5 million, partially offset by net investment income of $14.0 million and repayments of loans received and proceeds from sales of investments of $21.4 million. We generated $41.4 million of cash from financing activities, consisting of proceeds from public offerings of $47.3 million and proceeds from borrowings under SBA guaranteed debentures payable of $6.8 million, offset by financing fees paid of $0.4 million and cash dividends paid of $12.3 million. At December 31, 2009, we had $55.2 million of cash and cash equivalents on hand.

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

In June 2009, Triangle SBIC received a new leverage commitment from the SBA which increased Triangle SBIC’s ability to issue SBA guaranteed debentures up to the maximum statutory limit of $150.0 million. In addition, we have applied for a second SBIC license which application is currently being reviewed by the SBA. If approved, this license would provide us with the capability to issue an additional $75.0 million of SBA-guaranteed debentures. As of December 31, 2009, Triangle SBIC has $121.9 million of SBA guaranteed debentures outstanding. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of December 31, 2009 was 5.772%. This weighted average interest rate as of December 31, 2009 includes $115.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.03% and $6.8 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.41%.

Distributions to Stockholders

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2009, 2008 and 2007 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

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

Current Market Conditions

During 2008 and 2009, the debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other things. These events, along with the deterioration of the housing market, have led to an economic recession in the U.S and abroad, which could be long-term. Banks, investment companies and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the American Recovery and Reinvestment Act of 2009 in February 2009. These events have significantly impacted the financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future. While we have capacity to issue additional SBA guaranteed debentures as discussed above, we may not be able to access additional equity capital, which could result in the slowing of our origination activity during 2010 and beyond.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, we value all of our investments at fair value, as determined in good faith by our Board of Directors, using Level 3 inputs, as further described below. Due to the inherent uncertainty in the valuation process, our Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

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

For the quarter ended March 31, 2009, we asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2009. For the quarter ended June 30, 2009, we asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 20% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2009. For the quarter ended September 30, 2009, we asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 24% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2009. For the quarter ended December 31, 2009, we asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 40% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2009.

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

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan are recorded as deferred income and recognized as income over the term of the loan. Loan prepayment penalties and loan amendment fees are recorded into income when received. Any previously deferred fees are immediately recorded into income upon prepayment of the related loan.

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

Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities,” which was subsequently incorporated into ASC Topic 260 — Earnings Per Share. The June 2008 guidance requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, this standard requires companies to report basic and diluted earnings per share in two broad categories. First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable dividend rights. Second, companies must report separately basic and diluted earnings per share for their remaining common stock. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this standard beginning with our financial statements for the quarter ended March 31, 2009. As required, we applied this standard retroactively to all reported periods. Our adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, which was later codified as FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim periods or fiscal years ending after June 15, 2009. Our adoption of ASC Topic 855 did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 only impacted our disclosures regarding Codification references.

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

During 2009, we experienced write-downs in our portfolio, several of which were due to decline in the performance of those portfolio companies. As of December 31, 2009, the fair value of our non-accrual assets was approximately $7.0 million, which comprised approximately 3.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $16.9 million, or 8.0% of the total cost of our portfolio. In addition to these non-accrual assets, as of December 31, 2009, we had, on a fair value basis, approximately $18.0 million of debt investments, or 8.9% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of December 31, 2009 was approximately $21.8 million, or 10.4% of the total cost of our portfolio.

Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future. In the event that the current recession continues for a significant time or the economy deteriorates further, the financial position and results of operations of certain of the middle-market companies in our portfolio could be further affected adversely, which ultimately could lead to difficulty in our portfolio companies meeting debt service requirements and an increase in defaults. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2009, we were not a party to any hedging arrangements.

As of December 31, 2009, approximately 92.1%, or $175.5 million of our debt portfolio investments bore interest at fixed rates and approximately 7.9%, or $15.1 million of our debt portfolio investments bore interest at variable rates. A 200 basis point decrease in the interest rates on our variable-rate debt investments would decrease our investment income by approximately $0.3 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates.

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

Three members of our management, including our Chief Executive Officer, collectively own approximately 67% of Triangle Capital Partners, LLC. As of December 31, 2009, Triangle Capital Partners, LLC does not own any shares of Triangle Capital Corporation’s common stock. Prior to the closing of the IPO, Triangle Capital Partners, LLC provided management and advisory services to the Fund pursuant to a management services agreement dated as of February 3, 2003. Under the terms of this management services agreement, Triangle Capital Partners, LLC received approximately $0.2 million in management fees from the Fund during the year ended December 31, 2007. This agreement terminated upon the closing of the IPO.

Contractual Obligations

As of December 31, 2009, our future fixed commitments for cash payments are as follows (in thousands):

			2011 to	2013 to	2015 and
	Total	2010	2012	2014	Thereafter

SBA guaranteed debentures payable	$121,910,000	$—	$—	$8,700,000	$113,210,000
Interest due on SBA guaranteed debentures payable	56,159,580	6,977,249	13,901,655	13,882,638	21,398,038
Unused commitments to extend credit(1)	4,295,612	4,295,612	—	—	—
Operating lease payments(2)	1,165,113	281,409	582,336	301,368	—

Total	$183,530,305	$11,554,270	$14,483,991	$22,884,006	$134,608,038

(1)	We have a commitment to extend credit, in the form of loans and additional equity contributions, to two of our portfolio companies which are undrawn as of December 31, 2009. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements, however we have chosen to present the amount of this unused commitment as an obligation in this table.

(2)	We lease our corporate office facility under an operating lease that terminates on December 31, 2013. We believe that our existing facilities will be adequate to meet our needs at least through 2010, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments

On February 4, 2010, our Board of Directors granted 142,499 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $1.7 million, which will be expensed on a straight-line basis over each respective award’s vesting period.

On February 24, 2010, we invested $10.5 million in subordinated debt and warrants of Botanical Labs, a manufacturer of natural health supplements. Under the terms of the investment, Botanical Labs will pay interest on the subordinated debt at a rate of 14% per annum.

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

Management’s Report on Internal Control over Financial Reporting

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of Part of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2009.

Item 11.	Executive Compensation.

The information required by this Item with respect to compensation of executive officers and directors is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2009.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2009.

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

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
3.3	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

Number		Exhibit

10	.1†	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.2†	Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.3†	Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10.4		Custodian Agreement between the Registrant and U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10.5		Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.6		Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.7		Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).
14.1		Code of Conduct (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP.
31.1		Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2010

TRIANGLE CAPITAL CORPORATION

By:	/s/ Garland S. Tucker, III
Name:     Garland S. Tucker, III

Title:	President, Chief Executive Officer and Chairman of the Board of
Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garland S. Tucker, III Garland S. Tucker, III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2010

/s/ Steven C. Lilly Steven C. Lilly	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 10, 2010

/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	March 10, 2010

/s/ Brent P. W. Burgess Brent P. W. Burgess	Chief Investment Officer and Director	March 10, 2010

/s/ W. McComb Dunwoody W. McComb Dunwoody	Director	March 10, 2010

/s/ Mark M. Gambill Mark M. Gambill	Director	March 10, 2010

/s/ Benjamin S. Goldstein Benjamin S. Goldstein	Director	March 10, 2010

/s/ Simon B. Rich, Jr. Simon B. Rich, Jr.	Director	March 10, 2010

/s/ Sherwood H. Smith, Jr. Sherwood H. Smith, Jr.	Director	March 10, 2010

Triangle Capital Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows, and the consolidated financial highlights for each of the three years in the period ended December 31, 2009. We have also audited the accompanying combined financial highlights for each of the two years in the period ended December 31, 2006. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2009 and 2008 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2009 and 2008, the consolidated results of its operations, changes in net assets, and its cash flows, and the consolidated financial highlights for each of the three years in the period ended December 31, 2009, and the combined financial highlights for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 10, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triangle Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Triangle Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows, and the consolidated financial highlights for each of the three years in the period ended December 31, 2009. We have also audited the accompanying combined financial highlights for each of the two years in the period ended December 31, 2006 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 10, 2009

Triangle Capital Corporation

Consolidated Balance Sheets

	December 31,
	2009	2008

ASSETS
Investments at fair value:
Non – Control / Non – Affiliate investments (cost of $143,239,223 and $138,413,589 at December 31, 2009 and 2008, respectively)	$138,281,894	$135,712,877
Affiliate investments (cost of $47,934,280 and $30,484,491 at December 31, 2009 and 2008, respectively)	45,735,905	33,894,556
Control investments (cost of $18,767,587 and $11,253,458 at December 31, 2009 and 2008, respectively)	17,300,171	12,497,858

Total investments at fair value	201,317,970	182,105,291
Cash and cash equivalents	55,200,421	27,193,287
Interest and fees receivable	676,961	679,828
Prepaid expenses and other current assets	286,790	95,325
Deferred financing fees	3,540,492	3,545,410
Property and equipment, net	28,666	48,020

Total assets	$261,051,300	$213,667,161

LIABILITIES AND NET ASSETS
Accounts payable and accrued liabilities	$2,222,177	$1,608,909
Interest payable	2,333,952	1,881,761
Dividends payable	4,774,534	2,766,945
Taxes payable	59,178	30,436
Deferred revenue	75,000	—
Deferred income taxes	577,267	843,947
SBA guaranteed debentures payable	121,910,000	115,110,000

Total liabilities	131,952,108	122,241,998
Net assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 11,702,511 and 6,917,363 shares issued and outstanding as of December 31, 2009 and 2008, respectively)	11,703	6,917
Additional paid-in-capital	136,769,259	87,836,786
Investment income in excess of distributions	1,070,452	2,115,157
Accumulated realized gains on investments	448,164	356,495
Net unrealized appreciation (depreciation) of investments	(9,200,386)	1,109,808

Total net assets	129,099,192	91,425,163

Total liabilities and net assets	$261,051,300	$213,667,161

Net asset value per share	$11.03	$13.22

See accompanying notes.

Triangle Capital Corporation

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007

Investment income:
Loan interest, fee and dividend income:
Non - Control / Non - Affiliate investments	$16,489,943	$12,381,411	$6,258,670
Affiliate investments	4,441,399	3,478,644	1,808,664
Control investments	1,142,764	1,434,687	1,323,876

Total loan interest, fee and dividend income	22,074,106	17,294,742	9,391,210
Paid - in - kind interest income:
Non - Control / Non - Affiliate investments	3,114,325	2,657,281	871,184
Affiliate investments	1,539,776	665,817	225,622
Control investments	420,718	438,688	424,308

Total paid - in - kind interest income	5,074,819	3,761,786	1,521,114
Interest income from cash and cash equivalent investments	613,057	302,970	1,823,519

Total investment income	27,761,982	21,359,498	12,735,843

Expenses:
Interest expense	6,900,591	4,227,851	2,073,311
Amortization of deferred financing fees	363,818	255,273	112,660
Management fees	—	—	232,423
General and administrative expenses	6,448,999	6,254,096	3,894,240

Total expenses	13,713,408	10,737,220	6,312,634

Net investment income	14,048,574	10,622,278	6,423,209
Net realized gain (loss) on investments — Non Control / Non -Affiliate	448,164	(1,393,139)	(759,634)
Net realized gain on investment — Affiliate	—	—	141,014
Net realized gain on investment — Control	—	2,828,747	—
Net unrealized appreciation (depreciation) of investments	(10,310,194)	(4,286,375)	3,061,107

Total net gain (loss) on investments before income taxes	(9,862,030)	(2,850,767)	2,442,487
Provision for taxes	149,841	133,010	52,598

Net increase in net assets resulting from operations	$4,036,703	$7,638,501	$8,813,098

Net investment income per share — basic and diluted	$1.63	$1.54	$0.95

Net increase in net assets resulting from operations per share — basic and diluted	$0.47	$1.11	$1.31

Dividends declared per common share	$1.62	$1.44	$0.98

Capital gains distributions declared per common share	$0.05	—	—

Weighted average number of shares outstanding — basic and diluted	8,593,143	6,877,669	6,728,733

See accompanying notes.

Triangle Capital Corporation

Statements of Changes in Net Assets

							Investment	Accumulated	Net
			Capital				Income	Realized	Unrealized
	General	Limited	Contribution	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Partner’s	Partners’	Commitment	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation) of	Net
	Capital	Capital	Receivable	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2007	$100	$21,250,000	$—	100	$—	$1,500	$1,570,135	$—	$2,335,076	$25,156,811
Public offering of common stock	—	—	—	4,770,000	4,770	64,723,267	—	—	—	64,728,037
Formation transactions	(100)	(21,250,000)	—	1,916,660	1,917	21,248,183	—	—	—	—
Net investment income	—	—	—	—	—	—	6,423,209	—	—	6,423,209
Realized gain (loss) on investments	—	—	—	—	—	—	—	(618,620)	1,111,306	492,686
Net unrealized gains on investments	—	—	—	—	—	—	—	—	1,949,801	1,949,801
Provision for income taxes	—	—	—	—	—	—	(52,598)	—	—	(52,598)
Return of capital and other tax related adjustments	—	—	—	—	—	(649,856)	649,856	—	—	—
Dividends declared	—	—	—	117,103	117	1,626,095	(6,631,758)	—	—	(5,005,546)
Tax distribution to partners	—	—	—	—	—	—	(220,047)	—	—	(220,047)

Balance, December 31, 2007	$—	$—	$—	6,803,863	$6,804	$86,949,189	$1,738,797	$(618,620)	$5,396,183	$93,472,353
Net investment income	—	—	—	—	—	—	10,622,278	—	—	10,622,278
Stock-based compensation	—	—	—	—	—	275,311	—	—	—	275,311
Realized gain (loss) on investments	—	—	—	—	—	—	—	1,435,608	(1,269,437)	166,171
Net unrealized losses on investments	—	—	—	—	—	—	—	—	(3,016,938)	(3,016,938)
Provision for taxes	—	—	—	—	—	—	(133,010)	—	—	(133,010)
Return of capital and other tax related adjustments	—	—	—	—	—	612,399	(151,906)	(460,493)	—	—
Dividends declared	—	—	—	—	—	—	(9,961,002)	—	—	(9,961,002)
Issuance of restricted stock	—	—	—	113,500	113	(113)	—	—	—	—

Balance, December 31, 2008	$—	$—	$—	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163
Net investment income	—	—	—	—	—	—	14,048,574	—	—	14,048,574
Stock-based compensation	—	—	—	—	—	701,601	—	—	—	701,601
Realized gain (loss) on investments	—	—	—	—	—	—	—	448,164	(157,316)	290,848
Net unrealized losses on investments	—	—	—	—	—	—	—	—	(10,152,878)	(10,152,878)
Provision for taxes	—	—	—	—	—	—	(149,841)	—	—	(149,841)
Return of capital and other tax related adjustments	—	—	—	—	—	(29,996)	34,125	(4,129)	—	—
Dividends/distributions declared	—	—	—	80,569	81	999,791	(14,977,563)	(352,366)	—	(14,330,057)
Public offerings of common stock	—	—	—	4,569,000	4,569	47,328,113	—	—	—	47,332,682
Issuance of restricted stock	—	—	—	144,812	145	(145)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	—	—	—	(6,533)	(6)	(66,894)	—	—	—	(66,900)
Forfeiture of restricted stock	—	—	—	(2,700)	(3)	3	—	—	—	—

Balance, December 31, 2009	$—	$—	$—	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192

See accompanying notes.

Triangle Capital Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,036,703	$7,638,501	$8,813,098
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(48,475,570)	(93,054,022)	(64,159,172)
Repayments received/sales of portfolio investments	21,431,698	20,968,397	10,470,803
Loan origination and other fees received	952,500	1,686,996	1,272,002
Net realized (gain) loss on investments	(448,164)	(1,435,608)	618,620
Net unrealized (appreciation) depreciation on investments	10,576,873	3,516,855	(4,821,366)
Deferred income taxes	(266,680)	769,519	1,760,259
Paid - in - kind interest accrued, net of payments received	(2,165,015)	(1,783,288)	(1,280,950)
Amortization of deferred financing fees	363,818	255,273	112,660
Recognition of loan origination and other fees	(663,506)	(515,289)	(677,615)
Accretion of loan discounts	(421,495)	(169,548)	(205,725)
Depreciation	22,548	16,681	7,814
Stock-based compensation	701,601	275,311	—
Changes in operating assets and liabilities:
Interest and fees receivable	2,867	(374,669)	(170,340)
Prepaid expenses and other current assets	(191,465)	(47,848)	(47,477)
Accounts payable and accrued liabilities	688,268	464,687	349,239
Interest payable	452,191	1,183,026	92,439
Taxes payable	28,742	(22,162)	52,598
Payable to Triangle Capital Partners, LLC	—	—	(30,000)

Net cash used in operating activities	(13,374,086)	(60,627,188)	(47,843,113)

Cash flows from investing activities:
Purchases of property and equipment	(3,194)	(30,535)	(41,980)

Net cash used in investing activities	(3,194)	(30,535)	(41,980)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	6,800,000	78,100,000	5,210,000
Financing fees paid	(358,900)	(2,801,524)	(126,342)
Proceeds from public offerings, net of expenses	47,332,682	—	64,728,037
Change in deferred offering costs	—	—	1,020,646
Common stock withheld for payroll taxes upon vesting of restricted stock	(66,900)	—	—
Cash dividends/distributions paid	(12,322,468)	(9,235,216)	(2,964,387)
Distribution to partners	—	—	(751,613)

Net cash provided by financing activities	41,384,414	66,063,260	67,116,341

Net increase (decrease) in cash and cash equivalents	28,007,134	5,405,537	19,231,248
Cash and cash equivalents, beginning of year	27,193,287	21,787,750	2,556,502

Cash and cash equivalents, end of year	$55,200,421	$27,193,287	$21,787,750

Supplemental Disclosure of cash flow information:
Cash paid for interest	$6,448,400	$3,044,825	$1,980,872

Summary of non-cash financing transactions:
Dividends declared but not paid	$4,774,534	$2,766,945	$2,041,159

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments
December 31, 2009

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Non - Control / Non - Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (5%)*	Specialty Trade Contractors	Subordinated Note-AA (12% Cash, 2% PIK, Due 03/11)	$3,236,386	$3,173,098	$3,173,098
		Subordinated Note-AA (14% Cash, 4% PIK, Due 03/11)	1,982,791	1,965,757	1,965,757
		Common Stock-PHM (128,571 shares)		128,571	106,900
		Common Stock Warrants-AA (455 shares)		142,361	656,700

			5,219,177	5,409,787	5,902,455
American De-Rosa Lamparts, LLC and Hallmark Lighting (3%)*	Wholesale and Distribution	Subordinated Note (11.5% Cash, 3.75% PIK, Due 10/13)	8,861,819	8,244,709	3,893,299

			8,861,819	8,244,709	3,893,299
American Direct Marketing Resources, LLC (3%)*	Direct Marketing Services	Subordinated Note (12% Cash, 3% PIK, Due 03/15)	4,157,458	4,088,475	4,088,475

			4,157,458	4,088,475	4,088,475
Art Headquarters, LLC (2%)*	Retail, Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 01/10)	2,116,822	2,116,822	2,116,822
		Membership unit warrants (15% of units (150 units))		40,800	220,000

			2,116,822	2,157,622	2,336,822
Assurance Operations Corporation (2%)*	Auto Components / Metal Fabrication	Senior Note (6% Cash, Due 06/11)	2,484,000	2,034,000	2,034,000
		Common Stock (300 shares)		300,000	—

			2,484,000	2,334,000	2,034,000
CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/14)	3,005,333	2,929,233	2,929,233
		Common Unit Warrant (107 Units)		23,600	23,600

			3,005,333	2,952,833	2,952,833
CV Holdings, LLC (9%)*	Specialty Healthcare Products	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,221,670	10,391,652	10,391,652
	Manufacturer	Royalty rights		874,400	949,300

			11,221,670	11,266,052	11,340,952

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Electronic Systems Protection, Inc. (3%)*	Power Protection Systems	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	$3,120,913	$3,096,783	$2,869,000
	Manufacturing	Senior Note (8.3% Cash, Due 01/14)	895,953	895,953	895,953
		Common Stock (500 shares)		285,000	31,300

			4,016,866	4,277,736	3,796,253
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	572,300

				4,833	572,300
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (11%-12.5% PIK, Due 04/11)	2,765,917	2,369,744	750,000
		Common Stock (295 shares)		294,624	—

			2,765,917	2,664,368	750,000
Frozen Specialties, Inc. (6%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	7,662,863	7,523,924	7,523,924

			7,662,863	7,523,924	7,523,924
Garden Fresh Restaurant Corp. (3%)*	Restaurant	2nd Lien Note (7.8% Cash, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	811,300

			3,000,000	3,500,000	3,811,300
Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (0.69% PIK, Due 08/11)	3,630,774	3,124,893	1,442,000
		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	122,389	120,000	120,000
		Common Stock Warrants (56,559 shares)		83,414	—

			3,753,163	3,328,307	1,562,000
Grindmaster-Cecilware Corp. (4%)*	Food Services Equipment Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 03/15)	5,800,791	5,689,665	5,689,665

			5,800,791	5,689,665	5,689,665
Inland Pipe Rehabilitation Holding Company LLC (11%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,108,641	7,279,341	7,279,341
		Subordinated Note (18% Cash, Due 01/14)	3,750,000	3,699,679	3,699,679
		Membership Interest Purchase Warrant (2.9)%		853,500	3,742,900

			11,858,641	11,832,520	14,721,920

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Jenkins Service, LLC (7%)*	Restoration Services	Subordinated Note (10.25% Cash, 7.25% PIK, Due 04/14)	$7,515,221	$7,392,334	$7,392,334
		Convertible Note (10%, Due 04/14)	1,375,000	1,342,799	1,342,799

			8,890,221	8,735,133	8,735,133
Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12% Cash, Due 03/11)	1,000,000	972,768	972,768
		Common Stock Warrants (112 shares)		58,995	1,242,800

			1,000,000	1,031,763	2,215,568
Novolyte Technologies, Inc. (6%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,366,289	7,230,970	7,230,970
		Preferred Units (600 units)		600,000	545,900
		Common Units (22,960 units)		150,000	—

			7,366,289	7,980,970	7,776,870
Syrgis Holdings, Inc. (3%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	3,337,740	3,314,933	3,314,933
		Common Units (2,114 units)		1,000,000	447,800

			3,337,740	4,314,933	3,762,733
TBG Anesthesia Management, LLC (6%)*	Physician Management Services	Senior Note (14% Cash, Due11/14)	8,000,000	7,579,320	7,579,320
		Warrant (263 shares)		276,100	276,100

			8,000,000	7,855,420	7,855,420
TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,351,628	4,282,621	4,282,621
		Class A Units (1,495 units)		475,000	409,700
		Class B Units (79 units)		25,000	—

			4,351,628	4,782,621	4,692,321
Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners, LLC (“RTIR”) (4%)*	Pipeline Inspection Services	Subordinated Note (14% Cash, Due 03/14)	5,000,000	4,625,242	4,625,242
		Common Units- RTIR (11 units)		200,000	8,000
		Common Stock Warrants- TIR (7 shares)		321,000	34,700

			5,000,000	5,146,242	4,667,942
Twin-Star International, Inc. (4%)*	Consumer Home Furnishings	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	4,500,000	4,450,037	4,168,000
	Manufacturer	Senior Note (4.29%, Due 04/13)	1,287,564	1,287,564	1,145,000

			5,787,564	5,737,601	5,313,000

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Wholesale Floors, Inc. (3%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	$3,500,000	$3,363,335	$3,363,335
		Membership Interest Purchase Warrant (4.0)%		132,800	39,800

			3,500,000	3,496,135	3,403,135
Yellowstone Landscape Group, Inc. (9%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	11,294,699	11,080,907	11,080,907

			11,294,699	11,080,907	11,080,907
Zoom Systems (6%)*	Retail Kiosk Operator	Subordinated Note (12.5 Cash, 1.5% PIK, Due 12/14)	8,002,667	7,802,667	7,802,667

			8,002,667	7,802,667	7,802,667
Subtotal Non — Control / Non — Affiliate Investments			142,455,328	143,239,223	138,281,894
Affiliate Investments:
Asset Point, LLC (4%)*	Asset Management Software Provider	Subordinated Note (12% Cash, 7% PIK, Due 03/13)	5,417,830	5,346,346	5,346,346
		Membership Units (10 units)		500,000	173,600

			5,417,830	5,846,346	5,519,946
Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment	Common Stock (34,100 shares)		200,000	542,400
	Manufacturer	Common Stock Warrant (1,000 shares)		—	14,000

				200,000	556,400
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)(4) (1%)*	Oil and Gas Services	Subordinated Note- Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,713,247	1,400,000
		Common Unit Warrants- Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units-Pine Street (200 units)		200,000	—
		Common Unit Warrants- Pine Street (2,220 units)		—	—

			3,800,000	3,946,847	1,400,000
Dyson Corporation (10%)*	Custom Forging and Fastener	Subordinated Note (12% Cash, 3% PIK, Due 12/13)	10,000,000	9,833,080	9,833,080
	Supplies	Class A Units (1,000,000 units)		1,000,000	2,634,700

			10,000,000	10,833,080	12,467,780

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Equisales, LLC (6%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	$6,547,511	$6,479,476	$6,479,476
		Class A Units (500,000 units)		500,000	1,375,700

			6,547,511	6,979,476	7,855,176
Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	2,571,600

				308,333	2,571,600
Genapure Corporation (0%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	641,300

				563,602	641,300
Technology Crops International (4%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,070,492	4,973,767	4,973,767
		Common Units (50 Units)		500,000	500,000

			5,070,492	5,473,767	5,473,767
Waste Recyclers Holdings, LLC (7%)*	Environmental and Facilities Services	Subordinated Note (8% Cash, 7.5% PIK, Due 08/13)	4,116,978	4,048,936	4,048,936
		Subordinated Note (3% Cash, 12.5% PIK, Due 08/13)	5,734,318	5,666,275	4,920,000
		Class A Preferred Units (300 Units)		2,251,100	—
		Class B Preferred Units (886,835 Units)		886,835	281,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			9,851,296	13,782,829	9,249,936

Subtotal Affiliate Investments			40,687,129	47,934,280	45,735,905

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Control Investments:
FCL Graphics, Inc. (3%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	$1,562,891	$1,558,472	$1,514,200
		Senior Note (7.76% Cash, 2% PIK, Due 9/11)	2,005,114	1,999,592	1,943,800
		2nd Lien Note (2.76% Cash, 8% PIK, Due 12/11)	3,200,672	2,994,352	823,000
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			6,768,677	6,552,416	4,281,000
Fischbein, LLC (10%)*	Packaging and Materials Handling Equipment	Subordinated Note (12% Cash, 6.5% PIK, Due 05/13)	7,595,671	7,490,171	7,490,171
	Manufacturer	Class A-1 Common Units (52.5% of Units)		525,000	1,122,300
		Class A Common Units (4,200,000 units)		4,200,000	4,406,700

			7,595,671	12,215,171	13,019,171

Subtotal Control Investments			14,364,348	18,767,587	17,300,171

Total Investments, December 31, 2009(156%)*			$197,506,805	$209,941,090	$201,317,970

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non — income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and paid — in — kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments
December 31, 2008

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Non - Control / Non - Affiliate Investments:
Ambient Air Corporation (“AAC”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (6%)*	Specialty Trade Contractors	Subordinated Note- AAC (14%, Due 03/11)	$3,182,231	$3,074,633	$3,074,633
		Subordinated Note- AAC (18%, Due 03/11)	1,917,045	1,888,343	1,888,343
		Common Stock-PHM (126,634 shares)		126,634	126,634
		Common Stock Warrants-AAC (455 shares)		142,361	600,100

			5,099,276	5,231,971	5,689,710
American De-Rosa Lamparts, LLC and Hallmark Lighting (8%)*	Wholesale and Distribution	Subordinated Note (15.25%, Due 10/13)	8,208,166	8,064,571	6,894,500

			8,208,166	8,064,571	6,894,500
American Direct Marketing Resources, LLC (4%)*	Direct Marketing Services	Subordinated Note (15%, Due 03/15)	4,035,038	3,957,113	3,957,113

			4,035,038	3,957,113	3,957,113
APO Newco, LLC (3%)*	Commercial and Consumer	Subordinated Note (14%, Due 03/13)	1,993,336	1,907,664	1,907,664
	Marketing Products	Unit purchase warrant (87,302 Class C units)		25,200	1,033,400

			1,993,336	1,932,864	2,941,064
ARC Industries, LLC (3%)*	Remediation Services	Subordinated Note (19%, Due 11/10)	2,528,587	2,508,276	2,508,276
			2,528,587	2,508,276	2,508,276

Art Headquarters, LLC (3%)*	Retail, Wholesale and Distribution	Subordinated Note (14%, Due 01/10)	2,333,488	2,309,951	2,309,951
		Membership unit warrants (15% of units (150 units))		40,800	—

			2,333,488	2,350,751	2,309,951
Assurance Operations Corporation (4%)*	Auto Components / Metal Fabrication	Subordinated Note (17%, Due 03/12)	4,026,884	3,985,742	3,261,800
		Common Stock (57 shares)		257,143	—

			4,026,884	4,242,885	3,261,800
CV Holdings, LLC (12%)*	Specialty Healthcare Products	Subordinated Note (16%, Due 09/13)	10,776,412	9,780,508	9,780,508
	Manufacturer	Royalty rights		874,400	874,400

			10,776,412	10,654,908	10,654,908
Cyrus Networks, LLC (8%)*	Data Center Services Provider	Senior Note (6%, Due 07/13)	5,539,867	5,524,881	5,524,881
		2nd Lien Note (9%, Due 01/14)	1,196,809	1,196,809	1,196,809
		Revolving Line of Credit (6)%	253,144	253,144	253,144

			6,989,820	6,974,834	6,974,834
DataPath, Inc. (0%)*	Satellite Communication Manufacturer	Common Stock (210,263 shares)		101,500	—

				101,500	—

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Electronic Systems Protection, Inc. (5%)*	Power Protection Systems	Subordinated Note (14%, Due 12/15)	$3,059,267	$3,032,533	$3,032,533
	Manufacturing	Senior Note (6%, Due 01/14)	930,635	930,635	930,635
		Common Stock (500 shares)		285,000	285,000

			3,989,902	4,248,168	4,248,168
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	292,300

				4,833	292,300
FCL Graphics, Inc. (8%)*	Commercial Printing Services	Senior Note (8%, Due 5/12)	1,669,200	1,663,083	1,663,083
		Senior Note (12%, Due 5/13)	2,000,000	1,993,191	1,993,191
		2nd Lien Note (18%, Due 11/13)	3,393,186	3,382,162	3,382,162

			7,062,386	7,038,436	7,038,436
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (12%, Due 04/11)	2,388,362	2,356,781	1,000,000
		Common Stock (283 shares)		282,905	11,719

			2,388,362	2,639,686	1,011,719
Garden Fresh Restaurant Corp. (4%)*	Restaurant	2nd Lien Note (11%, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	583,600

			3,000,000	3,500,000	3,583,600
Gerli & Company (2%)*	Specialty Woven Fabrics	Subordinated Note (14%, Due 08/11)	3,161,439	3,092,786	1,865,000
	Manufacturer	Common Stock Warrants (56,559 shares)		83,414	—

			3,161,439	3,176,200	1,865,000
Inland Pipe Rehabilitation Holding Company LLC (10%)*	Cleaning and Repair Services	Subordinated Note (14%, Due 01/14)	8,095,149	7,422,265	7,422,265
		Membership Interest Purchase Warrant (2.5)%		563,300	1,407,300

			8,095,149	7,985,565	8,829,565
Jenkins Service, LLC (10%)*	Restoration Services	Subordinated Note (17.5%, Due 04/14)	8,411,172	8,266,277	8,266,277
		Convertible Note (10%, Due 04/14)	1,375,000	1,336,993	1,336,993

			9,786,172	9,603,270	9,603,270
Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12%, Due 03/11)	2,000,000	1,948,573	1,948,573
		Common Stock Warrants (112 shares)		58,995	802,500

			2,000,000	2,007,568	2,751,073

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Novolyte Technologies, Inc. (8%)*	Specialty Manufacturing	Subordinated Note (16%, Due 04/15)	$7,048,222	$6,880,696	$6,880,696
		Preferred Units (600 units)		600,000	600,000
		Common Units (22,960 units)		150,000	150,000

			7,048,222	7,630,696	7,630,696
Syrgis Holdings, Inc. (6%)*	Specialty Chemical Manufacturer	Senior Note (7%, Due 08/12-02/14)	4,632,500	4,602,773	4,602,773
		Common Units (2,114 units)		1,000,000	532,700

			4,632,500	5,602,773	5,135,473
TrustHouse Services Group, Inc. (5%)*	Food Management Services	Subordinated Note (14%, Due 09/15)	4,264,494	4,186,542	4,186,542
		Class A Units (1,495 units)		475,000	207,500
		Class B Units (79 units)		25,000	—

			4,264,494	4,686,542	4,394,042
Twin-Star International, Inc. (6%)*	Consumer Home Furnishings	Subordinated Note (15%, Due 04/14)	4,500,000	4,439,137	4,439,137
	Manufacturer	Senior Note (8%, Due 04/13)	1,301,921	1,301,921	1,301,921

			5,801,921	5,741,058	5,741,058
Waste Recyclers Holdings, LLC (13%)*	Environmental and Facilities Services	Subordinated Note (15.5%, Due 08/13)	9,106,995	8,935,266	8,935,266
		Class A Preferred Units (300 Units)		2,251,100	2,251,100
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	748,900
		Common Units (153,219 Units)		153,219	153,219

			9,106,995	12,088,485	12,088,485
Wholesale Floors, Inc. (4%)*	Commercial Services	Subordinated Note (14%, Due 06/14)	3,500,000	3,341,947	3,341,947
		Membership Interest Purchase Warrant (4.0)%		132,800	—

			3,500,000	3,474,747	3,341,947
Yellowstone Landscape Group, Inc. (14%)*	Landscaping Services	Subordinated Note (15%, Due 04/14)	13,261,710	12,965,889	12,965,889

			13,261,710	12,965,889	12,965,889

Subtotal Non — Control / Non — Affiliate Investments			133,090,259	138,413,589	135,712,877
Affiliate Investments:
Asset Point, LLC (6%)*	Asset Management Software Provider	Subordinated Note (15%, Due 03/13)	5,123,925	5,035,428	5,035,428
		Membership Units (10 units)		500,000	371,400

			5,123,925	5,535,428	5,406,828
Axxiom Manufacturing, Inc. (3%)*	Industrial Equipment	Subordinated Note (14%, Due 01/11)	2,124,037	2,103,277	2,103,277
	Manufacturer	Common Stock (34,100 shares)		200,000	408,900
		Common Stock Warrant (1,000 shares)		—	10,600

			2,124,037	2,303,277	2,522,777

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine	Oil and Gas Services	Subordinated Note- Brantley Transportation (14%, Due 12/12)	$3,800,000	$3,690,525	$3,690,525
Street”)(4) (4%)*		Common Unit Warrants- Brantley Transportation (4,560 common units)		33,600	41,800
		Preferred Units-Pine Street (200 units)		200,000	139,200
		Common Unit Warrants- Pine Street (2,220 units)		—	—

			3,800,000	3,924,125	3,871,525
Dyson Corporation (12%)*	Custom Forging and Fastener	Subordinated Note (15%, Due 12/13)	10,318,750	10,123,339	10,123,339
	Supplies	Class A Units (1,000,000 units)		1,000,000	964,700

			10,318,750	11,123,339	11,088,039
Equisales, LLC (9%)*	Energy Products and Services	Subordinated Note (15%, Due 04/12)	6,319,315	6,226,387	6,226,387
		Class A Units (500,000 units)		500,000	2,322,400

			6,319,315	6,726,387	8,548,787
Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	1,984,500

				308,333	1,984,500
Genapure Corporation (1%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	472,100

				563,602	472,100

Subtotal Affiliate Investments			27,686,027	30,484,491	33,894,556
Control Investments:
Fischbein, LLC (14%)*	Packaging and Materials Handling	Subordinated Note (16.5%, Due 05/13)	7,184,066	7,053,458	7,053,458
	Equipment Manufacturer	Membership Units (4,200,000 units)		4,200,000	5,444,400

			7,184,066	11,253,458	12,497,858

Subtotal Control Investments			7,184,066	11,253,458	12,497,858

Total Investments, December 31, 2008 (199%)*			$167,960,352	$180,151,538	$182,105,291

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non — income producing.

(2)	Interest rates on subordinated debt include cash interest rate and, where applicable, paid — in — kind interest rate.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Formation Transactions discussed above involved an exchange of shares of the Company’s common stock between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

(formerly Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the Company’s results of operations and cash flows for the year ended December 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation/combination. All financial data and information included in these financial statements have been presented on the basis described above.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Valuation of Investments

The Company has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements (“ASC Topic 820”). Under ASC Topic 820, a financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

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

The Company’s investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its investments at fair value, as determined in good faith by the Board of Directors (Level 3 inputs, as further described below). Due to the inherent uncertainty in the valuation process, the Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

companies comprising approximately 34% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2008.

For the quarter ended March 31, 2009, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2009. For the quarter ended June 30, 2009, the Company asked Duff & Phelps to perform the procedures on investments in six portfolio companies comprising approximately 20% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2009. For the quarter ended September 30, 2009, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 24% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2009. For the quarter ended December 31, 2009, the Company asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 40% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of December 31, 2009.

Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

Warrants

When originating a debt security, the Company will sometimes receive warrants or other equity — related securities from the borrower. The Company determines the cost basis of the warrants or other equity — related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity — related securities received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant or other equity instruments is treated as original issue discount and accreted into interest income over the life of the loan.

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

Investment Classification

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non — Control/Non — Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.

Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company or has greater than 50.0% representation on its board. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5.0% and 25.0% of the voting securities of such company.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

Investment Income

Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes, until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex — dividend date.

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

To maintain the Company’s status as a Regulated Investment Company, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan are recorded as deferred income and recognized as income over the term of the loan. Loan prepayment penalties and loan amendment fees are recorded into income when received. Any previously deferred fees are immediately recorded into income upon prepayment of the related loan.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

Management Fee

Prior to the consummation of the Formation Transactions, the Fund was managed by Triangle Capital Partners, LLC, a related party that was majority-owned by three members of the Company’s management, including the Company’s Chief Executive Officer. Triangle Capital Partners, LLC was entitled to a quarterly management fee, which was payable at an annual rate of 2.5% of total aggregate subscriptions of all institutional partners and capital available from the SBA. Payments of the management fee were made quarterly in advance. Certain direct expenses such as legal, audit, tax and limited partner expense were the responsibility of the Fund. The management fee for the year ended December 31, 2007 was $232,423. In conjunction with the consummation of the Formation Transactions in February 2007, the management agreement was terminated.

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

Concentration of Credit Risk

The Company’s investees are generally lower middle - market companies in a variety of industries. At both December 31, 2009 and 2008, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

On December 8, 2009, the Company filed a prospectus supplement pursuant to which 1,560,000 shares of common stock were offered for sale at a price to the public of $12.00 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 234,000 shares of the Company’s common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on December 11, 2009 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $20,200,000.

Dividends and Distributions

Dividends and distributions to common stockholders are approved by the Company’s Board of Directors and the dividend payable is recorded on the ex-dividend date.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, when the Company declares a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of the Company’s common stock, rather than receiving cash dividends.

On May 9, 2007, the Company declared a dividend of $0.15 per common share, payable on June 28, 2007 to stockholders of record on May 31, 2007. The total amount of the dividend was approximately $1.0 million, of which approximately $358,000 was paid in cash and approximately $645,000 was reinvested in new shares of the Company’s common stock. On August 8, 2007, the Company declared a dividend of $0.26 per common share, payable on September 27, 2007 to stockholders of record on August 30, 2007. The total amount of the dividend was approximately $1.75 million, of which approximately $769,000 was paid in cash and approximately $981,000 was reinvested in new shares of the Company’s common stock. On November 7, 2007, the Company declared a dividend of $0.27 per common share, payable on December 27, 2007 to stockholders of record on November 29, 2007. The total amount of the dividend was approximately $1.84 million, all of which was paid in cash. On December 14, 2007, the Company declared a dividend of $0.30 per common share, payable on January 28, 2008 to stockholders of record on December 31, 2007. The

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

total amount of the dividend was approximately $2.04 million and is reflected as dividends payable in the Company’s financial statements as of December 31, 2007.

On May 7, 2008, the Company declared a dividend of $0.31 per common share, payable on June 26, 2008 to stockholders of record on June 5, 2008. The total amount of the dividend was approximately $2.14 million, all of which was paid in cash. On July 21, 2008, the Company declared a dividend of $0.35 per common share, payable on September 4, 2008 to stockholders of record on August 14, 2008. The total amount of the dividend was approximately $2.42 million, all of which was paid in cash. On October 9, 2008, the Company declared a dividend of $0.38 per common share, payable on November 20, 2008 to stockholders of record on October 30, 2008. The total amount of the dividend was approximately $2.63 million, all of which was paid in cash. On December 7, 2008, the Company declared a dividend of $0.40 per common share, payable on January 6, 2009 to stockholders of record on December 23, 2008. The total amount of the dividend was approximately $2.77 million and is reflected as dividends payable in the Company’s financial statements as of December 31, 2008.

On February 1, 2009, the Company declared a capital gains distribution of $0.05 per common share, payable on March 13, 2009 to stockholders of record on February 27, 2009. The total amount of the distribution was approximately $0.35 million, all of which was paid in cash. On March 11, 2009, the Company declared a dividend of $0.40 per common share, payable on April 8, 2009 to stockholders of record on March 25, 2009. The total amount of the distribution was approximately $2.82 million, all of which was paid in cash. On June 16, 2009, the Company declared a dividend of $0.40 per common share, payable on July 23, 2009 to stockholders of record on July 9, 2009. The total amount of the distribution was approximately $3.33 million, all of which was paid in cash. On September 23, 2009, the Company declared a dividend of $0.41 per common share, payable on October 22, 2009 to stockholders of record on October 8, 2009. The total amount of the distribution was approximately $4.03 million, of which approximately $3.03 million was paid in cash and approximately $1.0 million was reinvested in new shares of the Company’s common stock. On December 1, 2009, the Company declared a dividend of $0.41 per common share, payable on January 5, 2010 to stockholders of record on December 22, 2009. The total amount of the distribution was approximately $4.80 million and is reflected as dividends payable in the Company’s financial statements as of December 31, 2009.

Allocations and Distributions of the Fund

During 2006, the Fund recorded a partners distribution payable of $531,566 to the former General Partner, which was distributed in the first quarter of 2007. In addition, in the second quarter of 2007, the Fund distributed $220,047 in cash to the former General Partner and former limited partners of the Fund.

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

Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities,” which was subsequently incorporated into ASC Topic 260 - Earnings Per Share. The June 2008 guidance requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

effect, this standard requires companies to report basic and diluted earnings per share in two broad categories. First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable dividend rights. Second, companies must report separately basic and diluted earnings per share for their remaining common stock. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this standard beginning with its financial statements for the quarter ended March 31, 2009. As required, the Company applied this standard retroactively to all reported periods. The Company’s adoption of this standard did not have a material impact on its financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, which was later codified as FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim periods or fiscal years ending after June 15, 2009. The Company’s adoption of ASC Topic 855 did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles -a replacement of FASB Statement No. 162 (“SFAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 only impacted the Company’s disclosures regarding Codification references.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

2.	Investments

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

December 31, 2008:
Subordinated debt, Unitranche and 2nd lien notes	$147,493,871	82%	$143,015,291	79%
Senior debt	16,269,628	9	16,269,628	9
Equity shares	13,684,269	8	17,301,372	9
Equity warrants	1,829,370	1	4,644,600	3
Royalty rights	874,400	—	874,400	—

	$180,151,538	100%	$182,105,291	100%

During the year ended December 31, 2009, the Company made seven new investments totaling $43.0 million, additional debt investments in three existing portfolio companies totaling $4.1 million and five additional equity investments in existing portfolio companies totaling approximately $1.4 million. During the year ended December 31, 2008, the Company made twelve new investments totaling $91.0 million, additional debt investments in an existing portfolio company of $1.9 million and four additional equity investments in existing portfolio companies totaling approximately $0.2 million. During the year ended December 31, 2007, the Company made nine new investments totaling $62.2 million, one additional debt investment in an existing portfolio company of $1.9 million and one additional equity investment in an existing portfolio company of approximately $0.1 million.

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2009 and 2008, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$201,317,970	$201,317,970

	$—	$—	$201,317,970	$201,317,970

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$182,105,291	$182,105,291

	$—	$—	$182,105,291	$182,105,291

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Fair value of portfolio, beginning of period	$182,105,291	$113,036,240
New investments	48,475,570	93,054,022
Proceeds from sales of investments	(1,888,384)	(3,631,876)
Loan origination fees received	(952,500)	(1,686,996)
Principal repayments received	(19,543,314)	(17,336,521)
Payment in kind interest earned	5,074,819	3,761,786
Payment in kind interest payments received	(2,909,804)	(1,978,498)
Accretion of loan discounts	421,495	169,548
Accretion of deferred loan origination revenue	663,506	484,664
Realized gains on investments	448,164	1,435,608
Unrealized losses on investments	(10,576,873)	(5,202,686)

Fair value of portfolio, end of period	$201,317,970	$182,105,291

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Pre-tax net unrealized losses on investments of $10.7 million during the year ended December 31, 2009 are related to portfolio company investments that are still held by the Company as of December 31, 2009. Pre-tax net unrealized losses on investments of $0.8 million during the year ended December 31, 2008 are related to portfolio company investments that are still held by the Company as of December 31, 2008.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

3.	Long – Term Debt

The Company has the following debentures outstanding guaranteed by the SBA:

			December 31,	December 31,
Issuance/Pooling Date	Maturity Date	Interest Rate	2009	2008

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
February 1, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.191%	6,410,000	6,410,000
March 27, 2008	September 1, 2018	6.580%	4,840,000	4,840,000
April 11, 2008	September 1, 2018	6.442%	9,400,000	9,400,000
April 28, 2008	September 1, 2018	6.442%	15,160,000	15,160,000
May 29, 2008	September 1, 2018	6.442%	5,000,000	5,000,000
May 29, 2008	September 1, 2018	6.442%	5,000,000	5,000,000
June 11, 2008	September 1, 2018	6.442%	5,000,000	5,000,000
June 24, 2008	September 1, 2018	6.442%	2,500,000	2,500,000
August 28, 2008	September 1, 2018	6.442%	1,000,000	1,000,000
August 28, 2008	September 1, 2018	6.442%	2,000,000	2,000,000
August 28, 2008	September 1, 2018	6.442%	1,000,000	1,000,000
October 24, 2008	March 1, 2019	5.337%	4,000,000	4,000,000
October 28, 2008	March 1, 2019	5.337%	4,000,000	4,000,000
October 31, 2008	March 1, 2019	5.337%	4,000,000	4,000,000
October 31, 2008	March 1, 2019	5.337%	4,000,000	4,000,000
November 4, 2008	March 1, 2019	5.337%	4,000,000	4,000,000
November 4, 2008	March 1, 2019	5.337%	2,000,000	2,000,000
November 9, 2009	March 1, 2020	1.409%	4,000,000	—
November 9, 2009	March 1, 2020	1.409%	2,800,000	—

			$121,910,000	$115,110,000

Interest payments are payable semi – annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to three times the amount of its regulatory capital. As of December 31, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million. With $65.3 million of regulatory capital as of December 31, 2009, the Fund has the current capacity to issue up to the statutory maximum of $150.0 million of SBA guaranteed debentures. In addition, the Company has applied for a second SBIC license which application is currently being reviewed by the SBA. If approved, this license would provide the Company with the capability to issue an additional $75.0 million of SBA-guaranteed debentures. In addition to the one — time 1.0% fee on the total commitment from the SBA, the Company also pays a one — time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of December 31, 2009 and December 31, 2008 were 5.772% and 5.811%, respectively. The weighted average interest rate as of December 31, 2009 includes $115.1 million of pooled SBA-guaranteed debentures with a weighted average

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

fixed interest rate of 6.03% and $6.8 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.41%. The weighted average interest rate as of December 31, 2008 includes $93.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.19% and $22.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 4.19%.

4.	Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2009, 2008 and 2007 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2009, 2008 and 2007, the Company reclassified for book purposes

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

Year Ended December 31, 2009:
Additional paid-in capital	$(29,996)
Investment income in excess of distributions	$34,125
Accumulated realized gains on investments	$(4,129)
Year Ended December 31, 2008:
Additional paid-in capital	$612,399
Investment income in excess of distributions	$(151,906)
Accumulated realized gains on investments	$(460,493)
Year Ended December 31, 2007:
Investment income in excess of distributions	$649,856
Additional paid-in capital	$(649,856)

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

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2009, 2008 and 2007 was as follows:

Year Ended December 31, 2009:
Ordinary income(a)	$14,614,821
Distributions of long-term capital gains	356,495

Distributions on a Tax Basis	$14,971,316

Year Ended December 31, 2008:
Ordinary income(a)	$9,817,002

Distributions on a Tax Basis	$9,817,002

Year Ended December 31, 2007:
Ordinary income(a)	$5,993,469

Distributions on a Tax Basis	$5,993,469

(a)	Ordinary income is reported on form 1099-DIV as non-qualified.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

For federal income tax purposes, the cost of investments owned at December 31, 2009 and 2008 was approximately $211.2 and $181.2 million, respectively.

At December 31, 2009, 2008 and 2007, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

December 31, 2009:
Undistributed net investment income	$1,344,215
Accumulated Capital Gains	448,164
Other permanent differences relating to the Company’s Formation	1,975,543
Other temporary differences	(1,001,062)
Unrealized Depreciation	(10,448,630)

Components of Distributable Earnings at December, 31, 2009	$(7,681,770)

December 31, 2008:
Undistributed net investment income	$634,803
Accumulated Capital Gains	356,495
Other permanent differences relating to the Company’s Formation	1,975,543
Other temporary differences	(317,111)
Unrealized Appreciation	931,730

Components of Distributable Earnings at December, 31, 2008	$3,581,460

December 31, 2007:
Accumulated Capital Losses	$(618,620)
Other permanent differences relating to the Company’s Formation	1,834,692
Other temporary differences	34,166
Unrealized Appreciation	5,266,122

Components of Distributable Earnings at December, 31, 2007	$6,516,360

During 2008, the Company utilized net capital loss carryforwards of $618,620.

5.	Equity Compensation Plan

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

The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by ASC Topic 718, Stock Compensation (former Statement of Accounting Standards No. 123R, Share-Based Payment). Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

In the years ended December 31, 2009 and 2008, the Company recognized equity-based compensation expense of approximately $0.7 million and $0.3 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations. As of December 31, 2009, the Company has a total of 219,813 restricted shares outstanding.

As of December 31, 2009, there was approximately $1.8 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

6.	Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit as of December 31, 2009 was approximately $4.3 million. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Company’s headquarters is leased under an agreement that expires on December 31, 2013. Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $282,000, $122,000 and $98,000, respectively, and the rent commitment for the four years ending December 31, 2013 are as follows: 2010 - $281,409, 2011 - $287,805, 2012 - $294,531, 2013 - $301,368.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

7.	Financial Highlights

	Year Ended December 31,
	2009	2008	2007	2006(1)	2005(1)
	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)	(Combined)

Per share data:
Net asset value at beginning of period	$13.22	$13.74	$13.44	N/A	N/A
Net investment income(2)	1.63	1.54	0.96	N/A	N/A
Net realized gain (loss) on investments(2)	0.05	0.21	(0.09)	N/A	N/A
Net unrealized appreciation (depreciation) on investments(2)	(1.20)	(0.62)	0.45	N/A	N/A

Total increase from investment operations(2)	0.48	1.13	1.32	N/A	N/A
Cash dividends/distributions declared	(1.67)	(1.44)	(0.98)	N/A	N/A
Common stock offerings	(0.53)	—	—	N/A	N/A
Stock-based compensation(2)	0.08	0.04	—	N/A	N/A
Shares issued pursuant to Dividend Reinvestment Plan	0.10	—	0.24	N/A	N/A
Distribution to partners(2)	—	—	(0.03)	N/A	N/A
Income tax provision(2)	(0.02)	(0.02)	(0.01)	N/A	N/A
Other(3)	(0.63)	(0.23)	(0.24)	N/A	N/A

Net asset value at end of period	$11.03	$13.22	$13.74	N/A	N/A

Market value at end of period(4)	$12.09	$10.20	$12.40	N/A	N/A

Shares outstanding at end of period	11,702,511	6,917,363	6,803,863	N/A	N/A
Net assets at end of period	$129,099,192	$91,514,982	$93,472,353	$25,156,811	$11,364,547
Average net assets(5)	$98,085,844	$94,584,281	$92,765,399	$20,447,456	$7,654,010
Ratio of total operating expenses to average net assets	14%	11%	7%	18%	43%
Ratio of net investment income to average net assets	14%	11%	7%	15%	35%
Ratio of total capital called to total capital commitments	N/A	N/A	N/A	100%	50%
Portfolio turnover ratio	12%	13%	13%	7%	39%
Total return(6)	35%	(6)%	(11)%	18%	4%

(1)	Per share data for the years ended December 31, 2006 and 2005 is not presented as there were no shares of Triangle Capital Corporation outstanding during the period.

(2)	Weighted average basic per share data.

(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(4)	Represents the closing price of the Company’s common stock on the last day of the period.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

(5)	Average net assets for the year ended December 31, 2007 are presented as if the IPO and Formation Transactions had occurred on January 1, 2007. See Note 1 for a further description of the basis of presentation of the Company’s financial statements.

(6)	The total return for the years ended December 31, 2009 and 2008 equals the change in the market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock at the beginning of the period. The total return for the year ended December 31, 2007 equals the change in the market value of the Company’s common stock from the IPO price of $15.00 per share plus dividends declared per share during the period, divided by the IPO price. Total return is not annualized.

8.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2009. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total investment income	$6,504,500	$6,576,403	$7,096,643	$7,584,436
Net investment income	3,037,582	3,249,297	3,717,857	4,043,838
Net increase (decrease) in net assets resulting from operations	(583,357)	(2,851,857)	(778,659)	8,250,576
Net investment income per share	$0.43	$0.41	$0.41	$0.39

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total investment income	$3,863,984	$5,020,091	$5,869,637	$6,605,786
Net investment income	1,913,695	2,542,442	3,211,706	2,954,435
Net increase in net assets resulting from operations	765,391	2,848,507	2,476,346	1,548,257
Net investment income per share	$0.28	$0.37	$0.46	$0.43

9.	Subsequent Events

On February 4, 2010, the Company’s Board of Directors granted 142,499 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $1.7 million, which will be expensed on a straight-line basis over each respective award’s vesting period.

On February 24, 2010, the Company invested $10.5 million in subordinated debt and warrants of Botanical Labs, a manufacturer of natural health supplements. Under the terms of the investment, Botanical Labs will pay interest on the subordinated debt at a rate of 14% per annum.

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2		Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
3.3		Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.4		Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
4.1		Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2		Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
4.3		Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
10	.1†	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.2†	Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.3†	Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10.4		Custodian Agreement between the Registrant and U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10.5		Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.6		Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.7		Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).
14.1		Code of Conduct (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP.

Exhibit
Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.