Form 10-K/A
period 2009-12-31
Triangle Capital CORP
filed 2010-03-15
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

TRIANGLE CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of Triangle Capital Corporation for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010 (the “Form 10-K”) for the sole purpose of correcting typographical errors to the Audit and Internal Control Reports of the Independent Registered Public Accounting Firm included for purposes of Part II, Item 8.

No other change has been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

Date: March 15, 2010

TRIANGLE CAPITAL CORPORATION

By:	/s/ Garland S. Tucker, III
Name:     Garland S. Tucker, III

Title:	President, Chief Executive Officer and Chairman of the Board of
Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garland S. Tucker, III Garland S. Tucker, III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2010

/s/ Steven C. Lilly Steven C. Lilly	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 15, 2010

/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	March 15, 2010

/s/ Brent P. W. Burgess Brent P. W. Burgess	Chief Investment Officer and Director	March 15, 2010

/s/ W. McComb Dunwoody W. McComb Dunwoody	Director	March 15, 2010

/s/ Mark M. Gambill Mark M. Gambill	Director	March 15, 2010

/s/ Benjamin S. Goldstein Benjamin S. Goldstein	Director	March 15, 2010

/s/ Simon B. Rich, Jr. Simon B. Rich, Jr.	Director	March 15, 2010

/s/ Sherwood H. Smith, Jr. Sherwood H. Smith, Jr.	Director	March 15, 2010

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 10, 2010

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
March 10, 2010

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