Form 10-Q
period 2010-03-31
Triangle Capital CORP
filed 2010-05-05
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Registrant’s telephone number, including area code: (919) 719-4770
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock on May 3, 2010 was 12,007,146.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments at fair value:
Non—Control / Non—Affiliate investments (cost of $154,460,897 and $143,239,223 at March 31, 2010 and December 31, 2009, respectively)	$149,994,248	$138,281,894
Affiliate investments (cost of $44,331,959 and $47,934,280 at March 31, 2010 and December 31, 2009, respectively)	39,467,209	45,735,905
Control investments (cost of $20,060,678 and $18,767,587 at March 31, 2010 and December 31, 2009, respectively)	21,015,301	17,300,171

Total investments at fair value	210,476,758	201,317,970
Cash and cash equivalents	43,272,690	55,200,421
Interest and fees receivable	1,240,315	676,961
Prepaid expenses and other current assets	349,163	286,790
Deferred financing fees	3,444,061	3,540,492
Property and equipment, net	23,188	28,666

Total assets	$258,806,175	$261,051,300

Liabilities
Accounts payable and accrued liabilities	$1,030,064	$2,222,177
Interest payable	595,868	2,333,952
Dividends payable	4,893,183	4,774,534
Taxes payable	31,933	59,178
Deferred revenue	37,500	75,000
Deferred income taxes	614,267	577,267
SBA guaranteed debentures payable	121,910,000	121,910,000

Total liabilities	129,112,815	131,952,108

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 11,934,594 and 11,702,511 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	11,935	11,703
Additional paid-in capital	138,107,049	136,769,259
Investment income in excess of (less than) distributions	(81,945)	1,070,452
Accumulated realized gains on investments	647,364	448,164
Net unrealized depreciation of investments	(8,991,043)	(9,200,386)

Total net assets	129,693,360	129,099,192

Total liabilities and net assets	$258,806,175	$261,051,300

Net asset value per share	$10.87	$11.03

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Investment income:
Loan interest, fee and dividend income:
Non—Control / Non—Affiliate investments	$4,801,642	$4,191,620
Affiliate investments	1,030,596	931,836
Control investments	353,145	237,957

Total loan interest, fee and dividend income	6,185,383	5,361,413

Payment—in—kind interest income:
Non—Control / Non—Affiliate investments	827,601	819,942
Affiliate investments	262,677	174,261
Control investments	125,948	81,123

Total payment—in—kind interest income	1,216,226	1,075,326

Interest income from cash and cash equivalent investments	83,298	67,761

Total investment income	7,484,907	6,504,500

Expenses:
Interest expense	1,739,980	1,656,991
Amortization of deferred financing fees	96,431	90,661
General and administrative expenses	1,854,812	1,719,266

Total expenses	3,691,223	3,466,918

Net investment income	3,793,684	3,037,582

Realized gain on investments — Non-Control/Non-Affiliate	199,200	—
Net unrealized appreciation (depreciation) of investments	209,343	(3,605,144)

Total net gain (loss) on investments before income taxes	408,543	(3,605,144)
Provision for taxes	52,898	15,795

Net increase (decrease) in net assets resulting from operations	$4,149,329	$(583,357)

Net investment income per share — basic and diluted	$0.32	$0.43

Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.35	$(0.08)

Dividends declared per common share	$0.41	$0.40

Distributions of capital gains declared per common share	$—	$0.05

Weighted average number of shares outstanding — basic and diluted	11,877,688	6,997,411

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

						Net
				Investment	Accumulated	Unrealized
	Common Stock		Additional	Income	Realized	Appreciation	Total
	Number	Par	Paid In	in Excess of	Gains on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2009	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163
Net investment income	—	—	—	3,037,582	—	—	3,037,582
Stock-based compensation	—	—	136,200	—	—	—	136,200
Net unrealized losses on investments	—	—	—	—	—	(3,605,144)	(3,605,144)
Provision for taxes	—	—	—	(15,795)	—	—	(15,795)
Dividends/distributions declared	—	—	—	(2,816,900)	(352,366)	—	(3,169,266)
Issuance of restricted stock	133,000	133	(133)	—	—	—	—
Forfeiture of restricted stock	(2,700)	(3)	3	—	—	—	—

Balance, March 31, 2009	7,047,663	$7,047	$87,972,856	$2,320,044	$4,129	$(2,495,336)	$87,808,740

				Investment	Accumulated	Net
	Common Stock		Additional	Income in	Realized	Unrealized	Total
	Number	Par	Paid In	Excess of (less than)	Gains on	Depreciation of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2010	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192
Net investment income	—	—	—	3,793,684	—	—	3,793,684
Stock-based compensation	—	—	248,556	—	—	—	248,556
Net realized gain on investments	—	—	—	—	199,200	(179,200)	20,000
Net unrealized gains on investments	—	—	—	—	—	388,543	388,543
Provision for taxes	—	—	—	(52,898)	—	—	(52,898)
Dividends/distributions declared	100,046	100	1,215,461	(4,893,183)	—	—	(3,677,622)
Expenses related to public offerings of common stock	—	—	(2,255)	—	—	—	(2,255)
Issuance of restricted stock	142,499	142	(142)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(10,462)	(10)	(123,830)	—	—	—	(123,840)

Balance, March 31, 2010	11,934,594	$11,935	$138,107,049	$(81,945)	$647,364	$(8,991,043)	$129,693,360

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,149,329	$(583,357)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(14,143,949)	(9,193,735)
Repayments received/sales of portfolio investments	6,520,580	2,246,284
Loan origination and other fees received	301,875	175,000
Net realized gain on investments	(199,200)	—
Net unrealized depreciation (appreciation) of investments	(246,344)	3,604,584
Deferred income taxes	37,000	560
Payment—in—kind interest accrued, net of payments received	(1,059,516)	(648,221)
Amortization of deferred financing fees	96,431	90,661
Recognition of loan origination and other fees	(215,033)	(184,906)
Accretion of loan discounts	(117,201)	(104,626)
Depreciation expense	5,478	5,571
Stock-based compensation	248,556	136,200
Changes in operating assets and liabilities:
Interest and fees receivable	(563,354)	211,203
Prepaid expenses	(62,373)	(199,720)
Accounts payable and accrued liabilities	(1,192,113)	(799,537)
Interest payable	(1,738,084)	(1,369,428)
Deferred revenue	(37,500)	—
Taxes payable	(27,245)	(30,436)

Net cash used in operating activities	(8,242,663)	(6,643,903)

Cash flows from financing activities:
Cash dividends paid	(3,558,973)	(2,764,780)
Cash distributions paid	—	(352,366)
Expenses related to public offerings	(2,255)	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(123,840)	—

Net cash used in financing activities	(3,685,068)	(3,117,146)

Net decrease in cash and cash equivalents	(11,927,731)	(9,761,049)
Cash and cash equivalents, beginning of period	55,200,421	27,193,287

Cash and cash equivalents, end of period	$43,272,690	$17,432,238

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,478,064	$3,026,419

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
March 31, 2010

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Non—Control / Non—Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (5%)*	Specialty Trade Contractors	Subordinated Note-AA (12% Cash, 2% PIK, Due 03/11)	$3,236,386	$3,185,018	$3,185,018
		Subordinated Note-AA (14% Cash, 4% PIK, Due 03/11)	1,982,791	1,968,934	1,968,934
		Common Stock-PHM (128,571 shares)		128,571	105,100
		Common Stock Warrants-AA (455 shares)		142,361	643,400

			5,219,177	5,424,884	5,902,452
American De-Rosa Lamparts, LLC and Hallmark Lighting (3%)*	Wholesale and Distribution	Subordinated Note (11.5% Cash, 3.75% PIK, Due 10/13)	9,203,983	8,251,190	3,985,700

			9,203,983	8,251,190	3,985,700
American Direct Marketing Resources, LLC (3%)*	Direct Marketing Services	Subordinated Note (12% Cash, 3% PIK, Due 03/15)	4,188,639	4,122,062	4,122,062

			4,188,639	4,122,062	4,122,062
Assurance Operations Corporation (2%)*	Auto Components /	Senior Note (6% Cash, 8% PIK, Due 06/11)	2,533,680	2,083,680	2,083,680
	Metal Fabrication	Common Stock (300 shares)		300,000	166,100

			2,533,680	2,383,680	2,249,780
Botanical Laboratories, Inc. (8%)*	Nutritional Supplement	Senior Notes (14% Cash, Due 02/15)	10,500,000	9,762,900	9,762,900
	Manufacturing and Distribution	Common Unit Warrants (998,680 Units)		474,600	474,600

			10,500,000	10,237,500	10,237,500
CRS Reprocessing, LLC (4%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/14)	5,270,385	5,148,155	5,148,155
		Common Unit Warrant (150 Units)		33,187	33,187

			5,270,385	5,181,342	5,181,342
CV Holdings, LLC (9%)*	Specialty Healthcare Products	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,334,261	10,548,870	10,548,870
	Manufacturer	Royalty rights		874,400	949,300

			11,334,261	11,423,270	11,498,170
Electronic Systems Protection, Inc. (3%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,136,518	3,113,089	2,888,901
		Senior Note (8.3% Cash, Due 01/14)	888,728	888,728	888,728
		Common Stock (500 shares)		285,000	96,600

			4,025,246	4,286,817	3,874,229
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	600,000

				4,833	600,000

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (11%-12.5% PIK, Due 04/11)	$2,765,917	$2,373,242	$750,000
		Common Stock (370 shares)		369,624	—

			2,765,917	2,742,866	750,000
Frozen Specialties, Inc. (6%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	7,759,048	7,625,910	7,625,910

			7,759,048	7,625,910	7,625,910
Garden Fresh Restaurant Corp. (3%)*	Restaurant	2nd Lien Note (7.8% Cash, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	778,800

			3,000,000	3,500,000	3,778,800
Gerli & Company (1%)*	Specialty Woven Fabrics	Subordinated Note (0.69% PIK, Due 08/11)	3,696,132	3,133,591	1,817,000
	Manufacturer	Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	124,073	120,000	120,000
		Common Stock Warrants (56,559 shares)		83,414	—

			3,820,205	3,337,005	1,937,000
Grindmaster-Cecilware Corp. (4%)*	Food Services Equipment Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 03/15)	5,844,297	5,737,151	5,737,151

			5,844,297	5,737,151	5,737,151
Inland Pipe Rehabilitation Holding Company LLC (11%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,108,641	7,329,114	7,329,114
		Subordinated Note (18% Cash, Due 01/14)	3,750,000	3,693,060	3,693,060
		Membership Interest Purchase Warrant (2.9%)		853,500	3,742,900

			11,858,641	11,875,674	14,765,074
Jenkins Service, LLC (7%)*	Restoration Services	Subordinated Note (10.25% Cash, 7.25% PIK, Due 04/14)	7,651,434	7,534,406	7,534,406
		Convertible Note (10%, Due 04/14)	1,375,000	1,344,342	1,344,342

			9,026,434	8,878,748	8,878,748
Library Systems & Services, LLC (1%)*	Municipal Business Services	Subordinated Note (12% Cash, Due 03/11)	1,000,000	979,277	979,277
		Common Stock Warrants (112 shares)		58,995	839,600

			1,000,000	1,038,272	1,818,877
Novolyte Technologies, Inc. (6%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,467,576	7,340,921	7,340,921
		Preferred Units (641 units)		640,818	592,500
		Common Units (24,522 units)		160,204	—

			7,467,576	8,141,943	7,933,421

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Syrgis Holdings, Inc. (3%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	$3,230,583	$3,209,611	$3,209,611
		Common Units (2,114 units)		1,000,000	665,300

			3,230,583	4,209,611	3,874,911
TBG Anesthesia Management, LLC (6%)*	Physician Management	Senior Note (14% Cash, Due 11/14)	8,000,000	7,595,281	7,595,281
	Services	Warrant (263 shares)		276,100	281,400

			8,000,000	7,871,381	7,876,681
TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,373,386	4,306,785	4,306,785
		Class A Units (1,495 units)		475,000	386,100
		Class B Units (79 units)		25,000	—

			4,373,386	4,806,785	4,692,885
Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners,	Pipeline Inspection	Subordinated Note (14% Cash, Due 03/14)	5,000,000	4,641,748	4,641,748
LLC (“RTIR”) (4%)*	Services	Common Units — RTIR (11 units)		200,000	—
		Common Stock Warrants — TIR (7 shares)		321,000	—

			5,000,000	5,162,748	4,641,748
Twin-Star International, Inc. (4%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	4,500,000	4,452,967	4,420,000
		Senior Note (4.25%, Due 04/13)	1,246,851	1,246,851	1,192,700

			5,746,851	5,699,818	5,612,700
Wholesale Floors, Inc. (3%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	3,500,000	3,369,106	3,369,106
		Membership Interest Purchase Warrant (4.0%)		132,800	34,500

			3,500,000	3,501,906	3,403,606
Yellowstone Landscape Group, Inc. (9%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	11,379,409	11,175,441	11,175,441

			11,379,409	11,175,441	11,175,441
Zoom Systems (6%)*	Retail Kiosk Operator	Subordinated Note (12.5 Cash, 1.5% PIK, Due 12/14)	8,032,711	7,840,060	7,840,060

			8,032,711	7,840,060	7,840,060

Subtotal Non—Control / Non—Affiliate Investments			154,080,429	154,460,897	149,994,248

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Affiliate Investments:
Asset Point, LLC (4%)*	Asset Management	Senior Note (12% Cash, 7% PIK, Due 03/13)	$5,485,835	$5,418,928	$5,418,928
	Software Provider	Membership Units (10 units)		500,000	—

			5,485,835	5,918,928	5,418,928
Axxiom Manufacturing, Inc. (1%)*	Industrial Equipment	Common Stock (34,100 shares)		200,000	635,800
	Manufacturer	Common Stock Warrant (1,000 shares)		—	18,600

				200,000	654,400
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,719,360	1,958,000
(4) (2%)*		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,952,960	1,958,000
Dyson Corporation (6%)*	Custom Forging and Fastener Supplies	Subordinated Note (12% Cash, 3% PIK, Due 12/13)	6,000,000	5,904,530	5,904,530
		Class A Units (1,000,000 units)		1,000,000	2,394,200

			6,000,000	6,904,530	8,298,730
Equisales, LLC (6%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,613,204	6,551,866	6,551,866
		Class A Units (500,000 units)		500,000	1,440,500

			6,613,204	7,051,866	7,992,366
Flint Acquisition Corporation (3%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	3,350,600

				308,333	3,350,600
Genapure Corporation (0%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	641,400

				563,602	641,400
Technology Crops International (4%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,134,137	5,040,785	5,040,785
		Common Units (50 Units)		500,000	500,000

			5,134,137	5,540,785	5,540,785

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)

Waste Recyclers Holdings, LLC (4%)*	Environmental and Facilities Services	Subordinated Note (8% Cash, 7.5% PIK, Due 08/13)	$4,276,511	$4,053,730	$4,053,730
		Subordinated Note (3% Cash, 12.5% PIK, Due 08/13)	5,956,523	5,671,070	1,558,270
		Class A Preferred Units (300 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		985,372	—
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			10,233,034	13,890,955	5,612,000

Subtotal Affiliate Investments			37,266,210	44,331,959	39,467,209
Control Investments:
FCL Graphics, Inc. (3%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	1,561,337	1,557,366	1,476,300
		Senior Note (7.76% Cash, 2% PIK, Due 9/11)	2,014,241	2,009,067	1,905,800
		2nd Lien Note (2.76% Cash, 8% PIK, Due 12/11)	3,265,134	2,994,804	1,065,000
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			6,840,712	6,561,237	4,447,100
Fischbein, LLC (12%)*	Packaging and Materials Handling	Subordinated Note (13% Cash, 5.5% PIK, Due 05/13)	7,700,590	7,601,845	7,601,845
	Equipment Manufacturer	Class A-1 Common Units (52.5% of Units)		558,140	1,290,000
		Class A Common Units (4,200,000 units)		4,200,000	6,536,900

			7,700,590	12,359,985	15,428,745
Weave Textiles, LLC (1%)*	Specialty Woven Fabrics	Senior Note (12% PIK, Due 01/11)	284,456	284,456	284,456
	Manufacturer	Membership Units (425 units)		855,000	855,000

			284,456	1,139,456	1,139,456

Subtotal Control Investments			14,825,758	20,060,678	21,015,301

Total Investments, March 31, 2010(162%)*			$206,172,397	$218,853,534	$210,476,758

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment—in—kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2009

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Non—Control / Non—Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (5%)*	Specialty Trade Contractors	Subordinated Note-AA (12% Cash, 2% PIK, Due 03/11)	$3,236,386	$3,173,098	$3,173,098
		Subordinated Note-AA (14% Cash, 4% PIK, Due 03/11)	1,982,791	1,965,757	1,965,757
		Common Stock-PHM (128,571 shares)		128,571	106,900
		Common Stock Warrants-AA (455 shares)		142,361	656,700

			5,219,177	5,409,787	5,902,455
American De-Rosa Lamparts, LLC and Hallmark Lighting (3%)*	Wholesale and Distribution	Subordinated Note (11.5% Cash, 3.75% PIK, Due 10/13)	8,861,819	8,244,709	3,893,299

			8,861,819	8,244,709	3,893,299
American Direct Marketing Resources, LLC (3%)*	Direct Marketing Services	Subordinated Note (12% Cash, 3% PIK, Due 03/15)	4,157,458	4,088,475	4,088,475

			4,157,458	4,088,475	4,088,475
Art Headquarters, LLC (2%)*	Retail, Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 01/10)	2,116,822	2,116,822	2,116,822
		Membership unit warrants (15% of units (150 units))		40,800	220,000

			2,116,822	2,157,622	2,336,822
Assurance Operations Corporation (2%)*	Auto Components /	Senior Note (6% Cash, Due 06/11)	2,484,000	2,034,000	2,034,000
	Metal Fabrication	Common Stock (300 shares)		300,000	—

			2,484,000	2,334,000	2,034,000
CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/14)	3,005,333	2,929,233	2,929,233
		Common Unit Warrant (107 Units)		23,600	23,600

			3,005,333	2,952,833	2,952,833
CV Holdings, LLC (9%)*	Specialty Healthcare Products	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,221,670	10,391,652	10,391,652
	Manufacturer	Royalty rights		874,400	949,300

			11,221,670	11,266,052	11,340,952
Electronic Systems Protection, Inc. (3%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,120,913	3,096,783	2,869,000
		Senior Note (8.3% Cash, Due 01/14)	895,953	895,953	895,953
		Common Stock (500 shares)		285,000	31,300

			4,016,866	4,277,736	3,796,253
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	572,300

				4,833	572,300

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (11%-12.5% PIK, Due 04/11)	$2,765,917	$2,369,744	$750,000
		Common Stock (295 shares)		294,624	—

			2,765,917	2,664,368	750,000
Frozen Specialties, Inc. (6%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	7,662,863	7,523,924	7,523,924

			7,662,863	7,523,924	7,523,924
Garden Fresh Restaurant Corp. (3%)*	Restaurant	2nd Lien Note (7.8% Cash, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	811,300

			3,000,000	3,500,000	3,811,300
Gerli & Company (1%)*	Specialty Woven Fabrics	Subordinated Note (0.69% PIK, Due 08/11)	3,630,774	3,124,893	1,442,000
	Manufacturer	Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	122,389	120,000	120,000
		Common Stock Warrants (56,559 shares)		83,414	—

			3,753,163	3,328,307	1,562,000
Grindmaster-Cecilware Corp. (4%)*	Food Services Equipment Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 03/15)	5,800,791	5,689,665	5,689,665

			5,800,791	5,689,665	5,689,665
Inland Pipe Rehabilitation Holding Company LLC (11%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,108,641	7,279,341	7,279,341
		Subordinated Note (18% Cash, Due 01/14)	3,750,000	3,699,679	3,699,679
		Membership Interest Purchase Warrant (2.9%)		853,500	3,742,900

			11,858,641	11,832,520	14,721,920
Jenkins Service, LLC (7%)*	Restoration Services	Subordinated Note (10.25% Cash, 7.25% PIK, Due 04/14)	7,515,221	7,392,334	7,392,334
		Convertible Note (10%, Due 04/14)	1,375,000	1,342,799	1,342,799

			8,890,221	8,735,133	8,735,133
Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12% Cash, Due 03/11)	1,000,000	972,768	972,768
		Common Stock Warrants (112 shares)		58,995	1,242,800

			1,000,000	1,031,763	2,215,568
Novolyte Technologies, Inc. (6%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,366,289	7,230,970	7,230,970
		Preferred Units (600 units)		600,000	545,900
		Common Units (22,960 units)		150,000	—

			7,366,289	7,980,970	7,776,870

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Syrgis Holdings, Inc. (3%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	$3,337,740	$3,314,933	$3,314,933
		Common Units (2,114 units)		1,000,000	447,800

			3,337,740	4,314,933	3,762,733
TBG Anesthesia Management, LLC (6%)*	Physician Management	Senior Note (14% Cash, Due11/14)	8,000,000	7,579,320	7,579,320
	Services	Warrant (263 shares)		276,100	276,100

			8,000,000	7,855,420	7,855,420
TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,351,628	4,282,621	4,282,621
		Class A Units (1,495 units)		475,000	409,700
		Class B Units (79 units)		25,000	—

			4,351,628	4,782,621	4,692,321
Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners,	Pipeline Inspection	Subordinated Note (14% Cash, Due 03/14)	5,000,000	4,625,242	4,625,242
LLC (“RTIR”) (4%)*	Services	Common Units — RTIR (11 units)		200,000	8,000
		Common Stock Warrants — TIR (7 shares)		321,000	34,700

			5,000,000	5,146,242	4,667,942
Twin-Star International, Inc. (4%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	4,500,000	4,450,037	4,168,000
		Senior Note (4.29%, Due 04/13)	1,287,564	1,287,564	1,145,000

			5,787,564	5,737,601	5,313,000
Wholesale Floors, Inc. (3%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	3,500,000	3,363,335	3,363,335
		Membership Interest Purchase Warrant (4.0%)		132,800	39,800

			3,500,000	3,496,135	3,403,135
Yellowstone Landscape Group, Inc. (9%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	11,294,699	11,080,907	11,080,907

			11,294,699	11,080,907	11,080,907
Zoom Systems (6%)*	Retail Kiosk Operator	Subordinated Note (12.5 Cash, 1.5% PIK, Due 12/14)	8,002,667	7,802,667	7,802,667

			8,002,667	7,802,667	7,802,667

Subtotal Non—Control / Non—Affiliate Investments			142,455,328	143,239,223	138,281,894

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Affiliate Investments:
Asset Point, LLC (4%)*	Asset Management Software Provider	Subordinated Note (12% Cash, 7% PIK, Due 03/13)	$5,417,830	$5,346,346	$5,346,346
		Membership Units (10 units)		500,000	173,600

			5,417,830	5,846,346	5,519,946
Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment	Common Stock (34,100 shares)		200,000	542,400
	Manufacturer	Common Stock Warrant (1,000 shares)		—	14,000

				200,000	556,400
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,713,247	1,400,000
(4) (1%)*		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,946,847	1,400,000
Dyson Corporation (10%)*	Custom Forging and Fastener Supplies	Subordinated Note (12% Cash, 3% PIK, Due 12/13)	10,000,000	9,833,080	9,833,080
		Class A Units (1,000,000 units)		1,000,000	2,634,700

			10,000,000	10,833,080	12,467,780
Equisales, LLC (6%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,547,511	6,479,476	6,479,476
		Class A Units (500,000 units)		500,000	1,375,700

			6,547,511	6,979,476	7,855,176
Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	2,571,600

				308,333	2,571,600
Genapure Corporation (0%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	641,300

				563,602	641,300
Technology Crops International (4%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,070,492	4,973,767	4,973,767
		Common Units (50 Units)		500,000	500,000

			5,070,492	5,473,767	5,473,767

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)

Waste Recyclers Holdings, LLC (7%)*	Environmental and Facilities Services	Subordinated Note (8% Cash, 7.5% PIK, Due 08/13)	$4,116,978	$4,048,936	$4,048,936
		Subordinated Note (3% Cash, 12.5% PIK, Due 08/13)	5,734,318	5,666,275	4,920,000
		Class A Preferred Units (300 Units)		2,251,100	—
		Class B Preferred Units (886,835 Units)		886,835	281,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			9,851,296	13,782,829	9,249,936

Subtotal Affiliate Investments			40,687,129	47,934,280	45,735,905
Control Investments:
FCL Graphics, Inc. (3%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	1,562,891	1,558,472	1,514,200
		Senior Note (7.76% Cash, 2% PIK, Due 9/11)	2,005,114	1,999,592	1,943,800
		2nd Lien Note (2.76% Cash, 8% PIK, Due 12/11)	3,200,672	2,994,352	823,000
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			6,768,677	6,552,416	4,281,000
Fischbein, LLC (10%)*	Packaging and Materials Handling	Subordinated Note (12% Cash, 6.5% PIK, Due 05/13)	7,595,671	7,490,171	7,490,171
	Equipment Manufacturer	Class A-1 Common Units (52.5% of Units)		525,000	1,122,300
		Class A Common Units (4,200,000 units)		4,200,000	4,406,700

			7,595,671	12,215,171	13,019,171

Subtotal Control Investments			14,364,348	18,767,587	17,300,171

Total Investments, December 31, 2009(156%)*			$197,506,805	$209,941,090	$201,317,970

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and payment—in—kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements
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
Basis of Presentation
     The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Fund. The Fund does not consolidate portfolio company investments. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
     The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2009. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820). This update improves disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic (Subtopic 820-10) of the FASB Standards Codification, originally issued as FASB Statement No. 157, Fair Value Measurements. These improved disclosure requirements will provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. The Company adopted these changes beginning with its financial statements for the quarter ended March 31, 2010. The adoption of these changes did not have a material impact on the Company’s financial position or results of operations.

2. INVESTMENTS
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio

March 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$186,649,538	85%	$171,383,096	82%
Senior debt	11,279,759	5	11,041,275	5
Equity shares	16,891,380	8	21,034,900	10
Equity warrants	3,158,457	2	6,068,187	3
Royalty rights	874,400	—	949,300	—

	$218,853,534	100%	$210,476,758	100%

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

     During the three months ended March 31, 2010, the Company made two new investments totaling approximately $11.6 million and five investments in existing portfolio companies totaling approximately $2.5 million. During the three months ended March 31, 2009, the Company made one new investment totaling $5.2 million and five investments in existing portfolio companies totaling approximately $4.0 million.
Valuation of Investments
     The Company has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Under ASC Topic 820, a financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy established by ASC TOPIC 820 are defined as follows:
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

     In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment—in—kind (PIK) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) current pricing and credit metrics for similar proposed and executed investment transactions. In valuing equity securities of private companies, the Company considers valuation methodologies consistent with industry practice, including but not limited to (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on recent sales in comparable transactions, and (iii) a review of similar companies that are publicly traded and the market multiple of their equity securities.
     The following table presents the Company’s financial instruments carried at fair value as of March 31, 2010 and December 31, 2009, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at March 31, 2010
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$210,476,758	$210,476,758

	$—	$—	$210,476,758	$210,476,758

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$201,317,970	$201,317,970

	$—	$—	$201,317,970	$201,317,970

     The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Fair value of portfolio, Beginning of Period	$201,317,970	$182,105,291
New investments	14,143,949	9,193,735
Loan origination fees received	(301,875)	(175,000)
Proceeds from sale of investment	(240,000)	—
Gain on sale of investment	199,200	—
Principal repayments received	(6,280,580)	(2,246,284)
Payment—in—kind interest earned	1,216,226	1,075,326
Payment—in—kind interest received	(156,710)	(427,105)
Accretion of loan discounts	117,201	104,626
Accretion of deferred loan origination revenue	215,033	184,906
Unrealized gains (losses) on investments	246,344	(3,604,584)

Fair value of portfolio, End of Period	$210,476,758	$186,210,911

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Unrealized gains on investments of $425,544 during the three months ended March 31, 2010 are related to portfolio company investments that were still held by the Company as of March 31, 2010. Unrealized losses on investments of $3,604,584 during the three months ended March 31, 2009 are related to portfolio company investments that are still held by the Company as of March 31, 2009.

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
     For the quarter ended March 31, 2010, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 25% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2010. For the quarter ended March 31, 2009, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2009. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. The Board of Directors of Triangle Capital Corporation is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.
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
Fee Income
     Loan origination, facility, commitment, consent and other advance fees received in connection with loan agreements are recorded as deferred income and recognized as income over the term of the loan. Loan prepayment penalties and loan amendment fees are recorded into income when the respective prepayment or loan amendment occurs. Any previously deferred fees are immediately recorded into income upon prepayment of the related loan.

Payment-in-Kind Interest
     The Company holds loans in its portfolio that contain a payment—in—kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
     To maintain the Company’s status as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as Amended (the “Code”), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
Concentration of Credit Risk
     The Company’s investees are generally lower middle—market companies in a variety of industries. At both March 31, 2010, and December 31, 2009, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
     In addition, the Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass—through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass—through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.
     For federal income tax purposes, the cost of investments owned at March 31, 2010 was approximately $220.6 million.

4. LONG—TERM DEBT
     At both March 31, 2010 and December 31, 2009, the Company has the following debentures outstanding guaranteed by the SBA:

Issuance/Pooling		Prioritized Return
Date	Maturity Date	(Interest) Rate

September 22, 2004	September 1, 2014	5.539%	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000
March 28, 2007	March 1, 2017	6.231%	4,000,000
March 26, 2008	March 1, 2018	6.191%	6,410,000
September 24, 2008	September 1, 2018	6.580%	4,840,000
September 24, 2008	September 1, 2018	6.442%	46,060,000
March 25, 2009	March 1, 2019	5.337%	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000

			$121,910,000

     Interest payments are payable semi—annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to three times the amount of its regulatory capital. As of March 31, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million. With $65.3 million of regulatory capital as of March 31, 2010, the Fund has the current capacity to issue up to the statutory maximum of $150.0 million of SBA guaranteed debentures. In addition, the Company has applied for a second SBIC license which application is currently being reviewed by the SBA. If approved, this license would provide the Company with the capability to issue an additional $75.0 million of SBA guaranteed debentures. In addition to a one—time 1.0% fee on the total commitment from the SBA, the Company also pays a one—time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of March 31, 2010, and December 31, 2009 were 5.963% and 5.772%, respectively. The weighted average interest rate as of December 31, 2009, included $115.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.03% and $6.8 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.41%. As of March 31, 2010, all SBA-guaranteed debentures have been pooled and assigned fixed rates.

5. EQUITY-BASED COMPENSATION
     The Company’s Board of Directors and stockholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 900,000 shares of the Company’s Common Stock authorized for issuance. Under the Plan, the Board of Directors (or compensation committee, if delegated administrative authority by the Board of Directors) may award stock options, restricted stock or other stock based incentive awards to executive officers, employees and directors. Equity-based awards granted under the Plan to independent directors generally will vest over a one-year period and equity-based awards granted under the Plan to executive officers and employees generally will vest ratably over a four-year period.
     The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.
     The following table presents information with respect to the Plan for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted-Average
		Grant-Date Fair		Weighted-Average Grant-Date
	Number of Shares	Value per Share	Number of Shares	Fair Value per Share

Unvested shares, beginning of period	219,813	$10.76	110,800	$11.11
Shares granted during the period	142,499	$11.84	133,000	$10.62
Shares vested during the period	(33,247)	$10.62	—	$—

Unvested shares, end of period	329,065	$11.24	243,800	$10.84

     In the three months ended March 31, 2010 and 2009, the Company recognized equity-based compensation expense of approximately $0.2 million and $0.1 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations.
     As of March 31, 2010, there was approximately $3.2 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

6. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Per share data:
Net asset value at beginning of period	$11.03	$13.22
Net investment income(1)	0.32	0.43
Net realized gain on investments(1)	0.02	—
Net unrealized appreciation (depreciation) on investments(1)	0.02	(0.51)

Total increase (decrease) from investment operations(1)	0.36	(0.08)

Cash dividends/distributions declared	(0.41)	(0.45)
Shares issued pursuant to Dividend Reinvestment Plan	0.10	—
Stock-based compensation	0.02	0.02
Income tax provision(1)	(0.01)	—
Grant of restricted shares	(0.13)	(0.24)
Other(2)	(0.09)	(0.01)

Net asset value at end of period	$10.87	$12.46

Market value at end of period(3)	$14.04	$7.68

Shares outstanding at end of period	11,934,594	7,047,663
Net assets at end of period	$129,693,360	$87,808,740
Average net assets	$131,333,496	$91,158,655
Ratio of operating expenses to average net assets (annualized)	11%	15%
Ratio of net investment income to average net assets (annualized)	12%	13%
Portfolio turnover ratio	3%	1%
Total Return(4)	20%	(20%)

(1)	Weighted average basic per share data.

(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)	Represents the closing price of the Company’s common stock on the last day of the period.

(4)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.
7. SUBSEQUENT EVENT
     In April 2010, the Company invested $12.0 million in subordinated debt, convertible debt and warrants of Media Temple, Inc., a privately held, web hosting and virtualization service provider. Under the terms of the investments, Media Temple, Inc. will pay interest on the subordinated debt at a rate of 16% per annum and will pay interest on the convertible debt at a rate of 12% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     This Quarterly Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of our 2009 Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
     We are a Maryland corporation which has elected to be treated and operates as an internally managed business development company, or BDC, under the Investment Company Act of 1940, or 1940 Act. Our wholly owned subsidiary, Triangle Mezzanine Fund LLLP, or the Fund, is licensed as a small business investment company, or SBIC, by the United States Small Business Administration, or SBA, and has also elected to be treated as a BDC under the 1940 Act. We and the Fund invest primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located in the United States.
     Our business is to provide capital to lower middle market companies in the United States. We define lower middle market companies as those with annual revenues between $10.0 and $100.0 million. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $75.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 and $20.0 million.
     We invest primarily in senior and subordinated debt securities secured by first and second lien security interests in portfolio company assets, coupled with equity interests. Our investments generally range from $5.0 to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of both March 31, 2010, and December 31, 2009, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 14.7%. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.4% and 13.5% as of March 31, 2010 and December 31, 2009, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 11.8% and 12.5% as of March 31, 2010 and December 31, 2009, respectively.
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
Portfolio Composition
     The total value of our investment portfolio was $210.5 million as of March 31, 2010, as compared to $201.3 million as of December 31, 2009. As of March 31, 2010, we had investments in 38 portfolio companies with an aggregate cost of $218.9 million. As of December 31, 2009, we had investments in 37 portfolio companies with an aggregate cost of $209.9 million. As of both March 31, 2010, and December 31, 2009, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of March 31, 2010 and December 31, 2009, our investment portfolio consisted of the following investments:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio

March 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$186,649,538	85%	$171,383,096	82%
Senior debt	11,279,759	5	11,041,275	5
Equity shares	16,891,380	8	21,034,900	10
Equity warrants	3,158,457	2	6,068,187	3
Royalty rights	874,400	—	949,300	—

	$218,853,534	100%	$210,476,758	100%

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

Investment Activity
     During the three months ended March 31, 2010, we made two new investments totaling approximately $11.6 million, one additional debt investment in an existing portfolio company of $2.2 million and four additional equity investments in existing portfolio companies totaling approximately $0.3 million. We sold one equity investment in a portfolio company for approximately $0.2 million, resulting in a realized gain of $0.2 million. We had one portfolio company loan repaid at par in the amount of approximately $2.1 million and received normal principal repayments and partial loan prepayments totaling approximately $4.2 million in the three months ended March 31, 2010.
     During the three months ended March 31, 2009, we made one new investment totaling $5.2 million and five additional investments in existing portfolio companies totaling approximately $4.0 million. We also received a full repayment from one portfolio company totaling approximately $2.0 million. In addition, we received normal principal repayments totaling approximately $0.3 million in the three months ended March 31, 2009.

     Total portfolio investment activity for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Fair value of portfolio, beginning of period	$201,317,970	$182,105,291
New investments	14,143,949	9,193,735
Loan origination fees received	(301,875)	(175,000)
Proceeds from sale of investment	(240,000)	—
Gain on sale of investment	199,200	—
Principal repayments received	(6,280,580)	(2,246,284)
Payment-in-kind interest earned	1,216,226	1,075,326
Payment-in-kind interest received	(156,710)	(427,105)
Accretion of loan discounts	117,201	104,626
Accretion of deferred loan origination revenue	215,033	184,906
Unrealized gains (losses) on investments	246,344	(3,604,584)

Fair value of portfolio, end of period	$210,476,758	$186,210,911

Weighted average yield on debt investments at end of period(1)	14.7%	14.3%

Weighted average yield on total investments at end of period(1)	13.4%	13.1%

Weighted average yield on total investments at end of period	11.8%	12.8%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
     As of March 31, 2010, the fair value of our non-accrual assets was approximately $13.3 million, which comprised 6.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $26.6 million, which comprised 12.2% of the total cost of our portfolio. Our non-accrual assets as of March 31, 2010 are as follows:
Gerli and Company
     In November 2008, we placed our debt investment in Gerli and Company (“Gerli”) on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008, we recognized an unrealized loss on our debt investment in Gerli of $1.2 million and in the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Gerli of $0.5 million. In the quarter ended March 31, 2010, we recognized an unrealized gain on our debt investment in Gerli of approximately $0.4 million. As of March 31, 2010, the cost of our debt investment in Gerli is $3.3 million and the fair value of such investment is $1.9 million.
Fire Sprinkler Systems, Inc.
     In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc. (“Fire Sprinkler Systems”) on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. During 2008, we recognized an unrealized loss of $1.4 million on our subordinated note investment in Fire Sprinkler Systems. In the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Fire Sprinkler Systems of $0.3 million. As of March 31, 2010, the cost of our debt investment in Fire Sprinkler Systems is $2.4 million and the fair value of such investment is $0.8 million.
American De-Rosa Lamparts, LLC and Hallmark Lighting
     In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting, or collectively, ADL. This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us. As a result, we placed our investment in ADL on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes. In the year ended December 31, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million and in the first quarter of 2010, we recognized an unrealized gain on our investment in ADL of approximately $0.1 million. As of March 31, 2010, the cost of our investment in ADL was approximately $8.3 million and the fair value of such investment was approximately $4.0 million.

FCL Graphics, Inc. 2nd Lien Note
     During the first eight months of 2009, we received cash interest on our 2nd lien note in FCL at the stated contractual rate (20% per annum as of September 30, 2009). In September 2009, FCL did not make the scheduled interest payments on its 2nd Lien notes. As a result, we placed our 2nd Lien note in FCL on non-accrual status and therefore, under U.S. GAAP, we no longer recognized interest income on our 2nd Lien note investment in FCL for financial reporting purposes. In November 2009, we amended the terms of our note with FCL. The terms of the amendment provide for cash interest at a rate of LIBOR plus 250 basis points per annum and PIK interest at a rate of 8% per annum. In addition, we exchanged approximately $0.4 million of unpaid PIK interest on our FCL 2nd lien note for common equity in FCL Graphics, resulting in a $0.4 million realized loss. While we are currently recognizing cash interest on our 2nd Lien investment in FCL, we have placed the PIK component of this note on non-accrual status. In the year ended December 31, 2009, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $2.2 million and in the first quarter of 2010, we recognized an unrealized gain on our 2nd Lien note investment in FCL of approximately $0.2 million. As of March 31, 2010, the cost of our 2nd Lien note investment in FCL was approximately $3.0 million and the fair value of our 2nd Lien note investment in FCL was approximately $1.1 million.
Waste Recyclers Holdings, LLC
     In 2009, in an effort to address liquidity and working capital constraints at Waste Recyclers Holdings, LLC, or Waste Recyclers, we restructured our debt investments in Waste Recyclers to provide for a lower rate of current cash interest and a higher rate of PIK interest. In addition, in 2009, we recognized an unrealized loss on our debt investments in Waste Recyclers of approximately $0.7 million. We continued to receive scheduled cash interest payments from Waste Recyclers during 2009. In March 2010, Waste Recyclers did not make its scheduled cash interest payments for the first quarter of 2010 and in April 2010, we received notification from Waste Recycler’s senior lender that Waste Recyclers was blocked from making interest payments to us for a period of 180 days. As a result, we placed our debt investments in Waste Recyclers on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our debt investments in Waste Recyclers for financial reporting purposes. In the first quarter of 2010, we recognized an unrealized loss on our debt investments in Waste Recyclers of approximately $3.4 million. As of March 31, 2010, the cost of our debt investments in Waste Recyclers was approximately $9.7 million and the fair value of our debt investments in Waste Recyclers was approximately $5.6 million.
     We are currently in negotiations with the Waste Recyclers investor group regarding various restructuring alternatives, including converting some or all of our existing debt investments to an equity security. While there can be no assurance that these negotiations will result in an outcome that is acceptable to us, the investor group is working diligently toward an acceptable restructuring.
Results of Operations
Comparison of three months ended March 31, 2010 and March 31, 2009
Investment Income
     For the three months ended March 31, 2010, total investment income was $7.5 million, a 15% increase from $6.5 million of total investment income for the three months ended March 31, 2009. This increase was primarily attributable to a $1.0 million increase in total loan interest, fee and dividend income (including PIK interest income) due to 1) a net increase in our portfolio investments from March 31, 2009, to March 31, 2010, and 2) an increase in non-recurring fee income of approximately $0.3 million. Non-recurring fee income was approximately $0.6 million for the three months ended March 31, 2010, as compared to approximately $0.3 million for the three months ended March 31, 2009.
Expenses
     For the three months ended March 31, 2010, expenses increased by 6% to $3.7 million from $3.5 million for the three months ended March 31, 2009. The increase in expenses was primarily attributable to a $0.1 million increase in interest expense and a $0.1 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended March 31, 2010 than in the comparable period in 2009. In addition, we experienced a slight increase in general and administrative costs in the first quarter of 2010, primarily related to increased compensation costs (including equity-based compensation).
Net Investment Income
     As a result of the $1.0 million increase in total investment income and the $0.2 million increase in expenses, net investment income for the three months ended March 31, 2010 was $3.8 million compared to net investment income of $3.0 million during the three months ended March 31, 2009.

Net Increase/Decrease in Net Assets Resulting From Operations
     In the three months ended March 31, 2010, we realized a gain on the sale of one non-control/non-affiliate investment of approximately $0.2 million. In addition, during the three months ended March 31, 2010, we recorded net unrealized appreciation of investments totaling approximately $0.2 million, comprised of 1) unrealized appreciation on 15 investments totaling approximately $5.2 million, 2) unrealized depreciation on 11 investments totaling approximately $4.8 million and 3) a $0.2 million unrealized depreciation reclassification adjustment related to the realized gain noted above.
     During the three months ended March 31, 2009, we recorded net unrealized depreciation of investments in the amount of $3.6 million, comprised of unrealized depreciation on 11 investments totaling $6.2 million and unrealized gains on 11 other investments totaling $2.6 million.
     As a result of these events, our net increase in net assets from operations was $4.1 million for the three months ended March 31, 2010 as compared to a net decrease in net assets from operations of $0.6 million during the three months ended March 31, 2009.
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
Cash Flows
     For the three months ended March 31, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $11.9 million. During that period, our operating activities used $8.2 million in cash, consisting primarily of new portfolio investments of $14.1 million, partially offset by repayments received from portfolio companies of $6.5 million. In addition, we used $3.7 million of cash in financing activities, consisting primarily of cash dividends paid in the amount of $3.6 million. At March 31, 2010, we had $43.3 million of cash and cash equivalents on hand.
     For the three months ended March 31, 2009, we experienced a net decrease in cash and cash equivalents in the amount of $9.8 million. During that period, our operating activities used $6.6 million in cash, consisting primarily of purchases of investments totaling $9.2 million, net of repayments received totaling $2.2 million. In the three months ended March 31, 2009, we used $3.1 million of cash for financing activities, consisting of cash dividends and distributions to stockholders. At March 31, 2009, we had $17.4 million of cash and cash equivalents on hand.
Financing Transactions
     Due to the Fund’s status as a licensed SBIC, the Fund has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to three times the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006, were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     In June 2009, Triangle SBIC received a new leverage commitment from the SBA which increased Triangle SBIC’s ability to issue SBA guaranteed debentures up to the maximum statutory limit of $150.0 million. In addition, we have applied for a second SBIC license which application is currently being reviewed by the SBA. If approved, this license would provide us with the capability to issue an additional $75.0 million of SBA-guaranteed debentures. As of March 31, 2010, Triangle SBIC had $121.9 million of SBA guaranteed debentures outstanding. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of March 31, 2010 was 5.963%. As of March 31, 2010, all SBA-guaranteed debentures have been pooled and assigned fixed rates.

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
     The minimum distribution requirements applicable to RICs require us to distribute to our stockholders at least 90% of our investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
Current Market Conditions
     Since the beginning of 2008, the debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, have led to an economic recession in the U.S and abroad, which could be long-term. Banks, investment companies and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the passage of the American Recovery and Reinvestment Act of 2009 in February 2009. These events have significantly impacted the financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future. While we have capacity to issue additional SBA guaranteed debentures as discussed above, we may not be able to access additional equity capital, which could result in the slowing of our origination activity during 2010 and beyond.
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
Recent Developments
     In April 2010, we invested $12.0 million in subordinated debt, convertible debt and warrants of Media Temple, Inc., a privately held, web hosting and virtualization service provider. Under the terms of the investments, Media Temple, Inc. will pay interest on the subordinated debt at a rate of 16% per annum and will pay interest on the convertible debt at a rate of 12% per annum.
Critical Accounting Policies and Use of Estimates
     The preparation of our unaudited financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-

going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
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
     On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.
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
     For the quarter ended March 31, 2010, we asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 25% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2010. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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
Recently Issued Accounting Standards
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820). This update improves disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic (Subtopic 820-10) of the FASB Standards Codification, originally issued as FASB Statement No. 157, Fair Value Measurements. These improved disclosure requirements will provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. We adopted these changes beginning with its financial statements for the quarter ended March 31, 2010. The adoption of these changes did not have a material impact on our financial position or results of operations.
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
     During 2009, we experienced write-downs in our portfolio, several of which were due to declines in the operating performance of certain portfolio companies. In the first quarter of 2010, the fair value of our portfolio as a whole remained relatively flat with the fair value as of December 31, 2009.
     As of March 31, 2010, the fair value of our non-accrual assets was approximately $13.3 million, which comprised approximately 6.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $26.6 million, or 12.2% of the total cost of our portfolio. In addition to these non-accrual assets, as of March 31, 2010, we had, on a fair value basis, approximately $13.8 million of debt investments, or 6.6% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of March 31, 2010 was approximately $16.1 million, or 7.4% of the total cost of our portfolio.
     While the equity and debt markets have recently improved, these stressed conditions may continue for a prolonged period of time or worsen in the future. In the event that the current recession continues for a significant time or the economy deteriorates further, the financial position and results of operations of certain of the middle-market companies in our portfolio could be further affected adversely, which ultimately could lead to difficulty in our portfolio companies meeting debt service requirements and lead to an increase in defaults. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.
     In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2010, we were not a party to any hedging arrangements.
     As of March 31, 2010, approximately 92.5%, or $183.0 million of our debt portfolio investments bore interest at fixed rates and approximately 7.5%, or $14.9 million of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.3 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report and the risk factor below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which could materially affect our business, financial condition or operating results. The risks described herein or in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Recent healthcare reform legislation may affect our revenue and financial condition.
     On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States. The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018. At this time, the effects of health care reform and its impact on our operations and on the business, revenues and financial condition of our portfolio companies are not yet known. Accordingly, the reform could adversely affect the cost of providing healthcare coverage generally and could adversely affect the financial success of both the portfolio companies in which we invest and us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Sales of Unregistered Securities
     During the quarter ended March 31, 2010, we issued a total of 100,046 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1,215,561.
     Issuer Purchases of Equity Securities
     Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock during the three months ended March 31, 2010.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Reserved.
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

TRIANGLE CAPITAL CORPORATION
Date: May 5, 2010	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 5, 2010	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: May 5, 2010	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.