Form 10-Q
period 2010-06-30
Triangle Capital CORP
filed 2010-08-04
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Registrant’s telephone number, including area code: (919) 719-4770
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s Common Stock on August 2, 2010 was 12,074,184.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $184,000,602 and $143,239,223 at June 30, 2010 and December 31, 2009, respectively)	$183,794,529	$138,281,894
Affiliate investments (cost of $44,081,665 and $47,934,280 at June 30, 2010 and December 31, 2009, respectively)	35,048,700	45,735,905
Control investments (cost of $20,136,340 and $18,767,587 at June 30, 2010 and December 31, 2009, respectively)	22,471,048	17,300,171

Total investments at fair value	241,314,277	201,317,970
Cash and cash equivalents	44,885,473	55,200,421
Interest and fees receivable	1,051,665	676,961
Prepaid expenses and other current assets	261,749	286,790
Deferred financing fees	4,668,738	3,540,492
Property and equipment, net	39,212	28,666

Total assets	$292,221,114	$261,051,300

Liabilities
Accounts payable and accrued liabilities	$1,141,368	$2,222,177
Interest payable	2,433,873	2,333,952
Dividends payable	—	4,774,534
Taxes payable	52,348	59,178
Deferred revenue	37,500	75,000
Deferred income taxes	246,667	577,267
SBA guaranteed debentures payable	154,500,000	121,910,000

Total liabilities	158,411,756	131,952,108

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 12,074,184 and 11,702,511 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	12,074	11,703
Additional paid-in capital	140,279,496	136,769,259
Investment income in excess of (less than) distributions	(487,035)	1,070,452
Accumulated realized gains on investments	1,155,817	448,164
Net unrealized depreciation of investments	(7,150,994)	(9,200,386)

Total net assets	133,809,358	129,099,192

Total liabilities and net assets	$292,221,114	$261,051,300

Net asset value per share	$11.08	$11.03
	-
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$5,217,203	$4,210,128	$10,018,845	$8,401,748
Affiliate investments	1,078,074	909,035	2,108,670	1,840,871
Control investments	369,325	243,021	722,470	480,978

Total loan interest, fee and dividend income	6,664,602	5,362,184	12,849,985	10,723,597

Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,135,906	790,578	1,963,507	1,610,520
Affiliate investments	303,246	203,775	565,923	378,036
Control investments	133,909	82,955	259,857	164,078

Total payment-in-kind interest income	1,573,061	1,077,308	2,789,287	2,152,634

Interest income from cash and cash equivalent investments	56,484	136,911	139,782	204,672

Total investment income	8,294,147	6,576,403	15,779,054	13,080,903

Expenses:
Interest expense	1,838,004	1,730,575	3,577,984	3,387,566
Amortization of deferred financing fees	99,630	87,649	196,061	178,310
General and administrative expenses	1,797,889	1,508,882	3,652,701	3,228,148

Total expenses	3,735,523	3,327,106	7,426,746	6,794,024

Net investment income	4,558,624	3,249,297	8,352,308	6,286,879

Net realized gains (losses) on investments — Non-Control/Non-Affiliate	(3,032,785)	848,164	(2,833,585)	848,164
Realized gain on investment — Affiliate	3,541,238	—	3,541,238	—
Net unrealized appreciation (depreciation) of investments	1,840,049	(6,918,419)	2,049,392	(10,523,563)

Total net gain (loss) on investments before income taxes	2,348,502	(6,070,255)	2,757,045	(9,675,399)
Provision for taxes	39,846	30,899	92,744	46,694

Net increase (decrease) in net assets resulting from operations	$6,867,280	$(2,851,857)	$11,016,609	$(3,435,214)

Net investment income per share — basic and diluted	$0.38	$0.41	$0.70	$0.84

Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.57	$(0.36)	$0.92	$(0.46)

Dividends declared per common share	$0.41	$0.40	$0.82	$0.80

Distributions of capital gains declared per common share	$—	$—	$—	$0.05

Weighted average number of shares outstanding — basic and diluted	12,003,068	7,924,772	11,940,724	7,463,653

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

						Net
				Investment	Accumulated	Unrealized
	Common Stock		Additional	Income	Realized	Appreciation	Total
	Number	Par	Paid In	in Excess of	Gains on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2009	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163
Net investment income	—	—	—	6,286,879	—	—	6,286,879
Net realized gains on investments	—	—	—	—	848,164	(557,316)	290,848
Stock-based compensation	—	—	323,295	—	—	—	323,295
Net unrealized losses on investments	—	—	—	—	—	(9,966,247)	(9,966,247)
Provision for taxes	—	—	—	(46,694)	—	—	(46,694)
Dividends/distributions declared	—	—	—	(6,150,077)	(352,366)	—	(6,502,443)
Public offering of common stock	1,280,000	1,280	12,535,181	—	—	—	12,536,461
Issuance of restricted stock	144,812	145	(145)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(6,533)	(6)	(66,894)	—	—	—	(66,900)
Forfeiture of restricted stock	(2,700)	(3)	3	—	—	—	—

Balance, June 30, 2009	8,332,942	$8,333	$100,628,226	$2,205,265	$852,293	$(9,413,755)	$94,280,362

				Investment	Accumulated	Net
	Common Stock		Additional	Income in	Realized	Unrealized	Total
	Number	Par	Paid In	Excess of (less than)	Gains on	Depreciation of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2010	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192
Net investment income	—	—	—	8,352,308	—	—	8,352,308
Stock-based compensation	—	—	545,670	—	—	—	545,670
Net realized gains on investments	—	—	—	—	707,653	(188,682)	518,971
Net unrealized gains on investments	—	—	—	—	—	2,238,074	2,238,074
Provision for taxes	—	—	—	(92,744)	—	—	(92,744)
Dividends/distributions declared	237,346	237	3,220,614	(9,817,051)	—	—	(6,596,200)
Expenses related to public offerings of common stock	—	—	(21,001)	—	—	—	(21,001)
Issuance of restricted stock	152,944	153	(153)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(18,617)	(19)	(234,893)	—	—	—	(234,912)

Balance, June 30, 2010	12,074,184	$12,074	$140,279,496	$(487,035)	$1,155,817	$(7,150,994)	$133,809,358

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,016,609	$(3,435,214)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(58,216,292)	(9,193,735)
Repayments received/sales of portfolio investments	21,702,621	6,791,961
Loan origination and other fees received	1,157,860	175,000
Net realized gain on investments	(707,653)	(848,164)
Net unrealized depreciation (appreciation) of investments	(1,718,790)	10,854,802
Deferred income taxes	(330,600)	(331,240)
Payment-in-kind interest accrued, net of payments received	(1,483,865)	(1,655,206)
Amortization of deferred financing fees	196,061	178,310
Accretion of loan origination and other fees	(418,082)	(310,902)
Accretion of loan discounts	(312,106)	(203,742)
Depreciation expense	9,609	11,141
Stock-based compensation	545,670	323,295
Changes in operating assets and liabilities:
Interest and fees receivable	(374,704)	159,417
Prepaid expenses	25,041	(131,520)
Accounts payable and accrued liabilities	(1,080,809)	(585,250)
Interest payable	99,921	361,147
Deferred revenue	(37,500)	37,500
Taxes payable	(6,830)	(5,537)

Net cash provided by (used in) operating activities	(29,933,839)	2,192,063

Cash flows from investing activities:
Purchases of property and equipment	(20,155)	—

Net cash used in investing activities	(20,155)	—

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	32,590,000	—
Financing fees paid	(1,324,307)	—
Proceeds from public stock offerings, net of expenses	(21,001)	12,536,461
Common stock withheld for payroll taxes upon vesting of restricted stock	(234,912)	(66,900)
Cash dividends paid	(11,370,734)	(5,583,845)
Cash distributions paid	—	(352,366)

Net cash provided by (used in) financing activities	19,639,046	6,533,350

Net increase (decrease) in cash and cash equivalents	(10,314,948)	8,725,413
Cash and cash equivalents, beginning of period	55,200,421	27,193,287

Cash and cash equivalents, end of period	$44,885,473	$35,918,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,478,064	$3,026,419

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
June 30, 2010

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non-Control / Non-Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (4%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,419,823	$4,375,713	$4,375,713
		Common Stock-PHM (128,571 shares)		128,571	127,700
		Common Stock Warrants-AA (455 shares)		142,361	629,300

			4,419,823	4,646,645	5,132,713
American De-Rosa Lamparts, LLC and Hallmark Lighting (3%)*	Wholesale and Distribution	Subordinated Note (5% PIK, Due 10/13)	5,337,283	5,125,073	3,985,700
		Membership Units (6,516 Units)		350,000	—

			5,337,283	5,475,073	3,985,700
American Direct Marketing Resources, LLC (3%)*	Direct Marketing Services	Subordinated Note (12% Cash, 3% PIK, Due 03/15)	4,220,054	4,155,955	4,155,955

			4,220,054	4,155,955	4,155,955
Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	404,100

				516,867	404,100
Botanical Laboratories, Inc. (8%)*	Nutritional Supplement	Senior Notes (14% Cash, Due 02/15)	10,500,000	9,788,964	9,788,964
	Manufacturing and Distribution	Common Unit Warrants (998,680 Units)		474,600	931,400

			10,500,000	10,263,564	10,720,364
CRS Reprocessing, LLC (5%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/14)	6,547,075	6,402,510	6,402,510
		Common Unit Warrant (174 Units)		38,513	123,300

			6,547,075	6,441,023	6,525,810
CV Holdings, LLC (9%)*	Specialty Healthcare Products	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,449,249	10,709,824	10,709,824
	Manufacturer	Royalty rights		874,400	983,600

			11,449,249	11,584,224	11,693,424
Electronic Systems Protection, Inc. (3%)*	Power Protection Systems	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,152,201	3,129,493	2,910,100
	Manufacturing	Senior Note (8.3% Cash, Due 01/14)	849,711	849,711	849,711
		Common Stock (500 shares)		285,000	97,900

			4,001,912	4,264,204	3,857,711
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	596,500

				4,833	596,500
Energy Solutions International, Inc. (7%)*	Pipeline Management Software	Subordinated Note (12% Cash, 5.5% PIK, Due 6/15)	8,535,063	8,365,063	8,365,063
		Limited Partnership Interest (4.39%)		1,000,000	1,345,100

			8,535,063	9,365,063	9,710,163

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/11)	$2,869,604	$2,451,849	$750,000
		Common Stock (295 shares)		294,624	—

			2,869,604	2,746,473	750,000
Frozen Specialties, Inc. (6%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	7,857,527	7,730,379	7,730,379

			7,857,527	7,730,379	7,730,379
Garden Fresh Restaurant Corp. (1%)*	Restaurant	Membership Units (5,000 units)		500,000	869,400

				500,000	869,400
Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (0.69% PIK, Due 08/11)	3,702,582	3,142,576	1,664,000
		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	127,758	120,000	120,000
		Royalty rights		—	61,700
		Common Stock Warrants (56,559 shares)		83,414	—

			3,830,340	3,345,990	1,845,700
Great Expressions Group Holdings, LLC (4%)*	Dental Practice Management	Subordinated Note (12% Cash, 4% PIK, Due 08/15)	4,515,000	4,447,500	4,447,500
		Class A Units (225 Units)		450,000	450,000

			4,515,000	4,897,500	4,897,500
Grindmaster-Cecilware Corp. (4%)*	Food Services Equipment Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 03/15)	5,888,616	5,785,561	5,785,561
		Royalty rights		—	146,700

			5,888,616	5,785,561	5,932,261
Inland Pipe Rehabilitation Holding Company LLC (12%)*	Cleaning and Repair Services	Subordinated Note (10% Cash, 4% PIK, Due 01/14)	8,190,905	7,451,935	7,451,935
		Subordinated Note (10% Cash, 8% PIK, Due 01/14)	3,826,346	3,773,520	3,773,520
		Subordinated Note (10% Cash, 5% PIK, Due 01/14)	302,421	302,421	302,421
		Membership Interest Purchase Warrant (2.9%)		853,500	3,856,400

			12,319,672	12,381,376	15,384,276
Jenkins Service, LLC (7%)*	Restoration Services	Subordinated Note (10.25% Cash, 7.25% PIK, Due 04/14)	7,791,657	7,680,637	7,680,637
		Convertible Note (10%, Due 04/14)	1,375,000	1,345,924	1,561,100

			9,166,657	9,026,561	9,241,737
Library Systems & Services, LLC (4%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,263,125	5,105,625	5,105,625
		Common Stock Warrants (112 shares)		58,995	607,300

			5,263,125	5,164,620	5,712,925

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Media Temple, Inc. (9%)*	Web Hosting Services	Subordinated Note (12% Cash, 4% PIK, Due 04/15)	$8,800,000	$8,609,369	$8,609,369
		Convertible Note (8% Cash, 4% PIK, Due 04/15)	3,200,000	2,617,023	2,617,023
		Common Stock Purchase Warrant (28,000 Shares)		536,000	536,000

			12,000,000	11,762,392	11,762,392
Minco Technology Labs, LLC (4%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,018,507	4,893,507	4,893,507
		Class A Units (5,000 Units)		500,000	500,000

			5,018,507	5,393,507	5,393,507
Novolyte Technologies, Inc. (6%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,571,396	7,453,665	7,453,665
		Preferred Units (641 units)		640,818	640,818
		Common Units (24,522 units)		160,204	115,582

			7,571,396	8,254,687	8,210,065
Syrgis Holdings, Inc. (3%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	3,123,426	3,104,335	3,104,335
		Common Units (2,114 units)		1,000,000	892,200

			3,123,426	4,104,335	3,996,535
TBG Anesthesia Management, LLC (6%)*	Physician Management	Senior Note (14% Cash, Due 11/14)	8,000,000	7,611,801	7,611,801
	Services	Warrant (263 shares)		276,100	333,200

			8,000,000	7,887,901	7,945,001
TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,395,496	4,331,374	4,331,374
		Class A Units (1,495 units)		475,000	380,200
		Class B Units (79 units)		25,000	—

			4,395,496	4,831,374	4,711,574
Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners, LLC (“RTIR”) (4%)*	Pipeline Inspection Services	Subordinated Note (14% Cash, Due 03/14)	5,000,000	4,658,831	4,658,831
		Common Units — RTIR (11 units)		200,000	7,100
		Common Stock Warrants — TIR (7 shares)		321,000	31,900

			5,000,000	5,179,831	4,697,831
Twin-Star International, Inc. (4%)*	Consumer Home Furnishings	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	4,500,000	4,455,984	4,455,984
	Manufacturer	Senior Note (4.29%, Due 04/13)	1,177,781	1,177,781	1,177,781

			5,677,781	5,633,765	5,633,765
Wholesale Floors, Inc. (2%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	3,500,000	3,375,058	3,148,200
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,500,000	3,507,858	3,148,200

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Yellowstone Landscape Group, Inc. (8%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	$11,464,755	$11,270,906	$11,270,906

			11,464,755	11,270,906	11,270,906
Zoom Systems (6%)*	Retail Kiosk Operator	Subordinated Note (12.5 Cash, 1.5% PIK, Due 12/14)	8,063,207	7,878,135	7,878,135

			8,063,207	7,878,135	7,878,135

Subtotal Non-Control / Non-Affiliate Investments			180,535,568	184,000,602	183,794,529

Affiliate Investments:
Asset Point, LLC (4%)*	Asset Management Software	Senior Note (12% Cash, 7% PIK, Due 03/13)	5,611,325	5,549,131	5,549,131
	Provider	Membership Units (10 units)		500,000	—

			5,611,325	6,049,131	5,549,131
Axxiom Manufacturing, Inc. (1%)*	Industrial Equipment	Common Stock (34,100 shares)		200,000	719,200
	Manufacturer	Common Stock Warrant (1,000 shares)		—	21,100

				200,000	740,300
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (2%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,725,656	3,141,300
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,959,256	3,141,300
Dyson Corporation (6%)*	Custom Forging and Fastener	Subordinated Note (12% Cash, 3% PIK, Due 12/13)	6,000,000	5,909,387	5,909,387
	Supplies	Class A Units (1,000,000 units)		1,000,000	2,164,800

			6,000,000	6,909,387	8,074,187
Equisales, LLC (5%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,000,000	5,945,560	5,945,560
		Class A Units (500,000 units)		500,000	480,900

			6,000,000	6,445,560	6,426,460
Genapure Corporation (0%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	566,400

				563,602	566,400
Technology Crops International (4%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,199,301	5,109,422	5,109,422
		Common Units (50 Units)		500,000	525,000

			5,199,301	5,609,422	5,634,422

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Waste Recyclers Holdings, LLC (4%)*	Environmental and Facilities Services	Subordinated Note (8% Cash, 7.5% PIK, Due 08/13)	$4,463,608	$4,058,669	$4,058,669
		Subordinated Note (3% Cash, 12.5% PIK, Due 08/13)	6,666,420	6,120,483	857,831
		Class A Preferred Units (300 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		985,372	—
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			11,130,028	14,345,307	4,916,500

Subtotal Affiliate Investments			37,740,654	44,081,665	35,048,700

Control Investments:
FCL Graphics, Inc. (2%)*	Commercial Printing Services	Senior Note (3.85% Cash, 2% PIK, Due 9/11)	1,502,459	1,498,947	1,066,400
		Senior Note (7.75% Cash, 2% PIK, Due 9/11)	2,024,443	2,019,628	1,441,200
		2nd Lien Note (2.75% Cash, 8% PIK, Due 12/11)	3,331,630	2,995,277	—
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			6,858,532	6,513,852	2,507,600
Fischbein, LLC (14%)*	Packaging and Materials Handling	Subordinated Note (13% Cash, 5.5% PIK, Due 05/13)	7,808,147	7,716,360	7,716,360
	Equipment Manufacturer	Class A-1 Common Units (52.5% of Units)		558,140	1,662,300
		Class A Common Units (4,200,000 units)		4,200,000	9,436,800

			7,808,147	12,474,500	18,815,460
Weave Textiles, LLC (1%)*	Specialty Woven Fabrics	Senior Note (12% PIK, Due 01/11)	292,988	292,988	292,988
	Manufacturer	Membership Units (425 units)		855,000	855,000

			292,988	1,147,988	1,147,988

Subtotal Control Investments			14,959,667	20,136,340	22,471,048

Total Investments, June 30, 2010 (180%)*			$233,235,889	$248,218,607	$241,314,277

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2009

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non—Control / Non—Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (5%)*	Specialty Trade Contractors	Subordinated Note-AA (12% Cash, 2% PIK, Due 03/11)	$3,236,386	$3,173,098	$3,173,098
		Subordinated Note-AA (14% Cash, 4% PIK, Due 03/11)	1,982,791	1,965,757	1,965,757
		Common Stock-PHM (128,571 shares)		128,571	106,900
		Common Stock Warrants-AA (455 shares)		142,361	656,700

			5,219,177	5,409,787	5,902,455
American De-Rosa Lamparts, LLC and Hallmark Lighting (3%)*	Wholesale and Distribution	Subordinated Note (11.5% Cash, 3.75% PIK, Due 10/13)	8,861,819	8,244,709	3,893,299

			8,861,819	8,244,709	3,893,299
American Direct Marketing Resources, LLC (3%)*	Direct Marketing Services	Subordinated Note (12% Cash, 3% PIK, Due 03/15)	4,157,458	4,088,475	4,088,475

			4,157,458	4,088,475	4,088,475
Art Headquarters, LLC (2%)*	Retail, Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 01/10)	2,116,822	2,116,822	2,116,822
		Membership unit warrants (15% of units (150 units))		40,800	220,000

			2,116,822	2,157,622	2,336,822
Assurance Operations Corporation (2%)*	Auto Components /Metal	Senior Note (6% Cash, Due 06/11)	2,484,000	2,034,000	2,034,000
	Fabrication	Common Stock (300 shares)		300,000	—

			2,484,000	2,334,000	2,034,000
CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/14)	3,005,333	2,929,233	2,929,233
		Common Unit Warrant (107 Units)		23,600	23,600

			3,005,333	2,952,833	2,952,833
CV Holdings, LLC (9%)*	Specialty Healthcare Products	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,221,670	10,391,652	10,391,652
	Manufacturer	Royalty rights		874,400	949,300

			11,221,670	11,266,052	11,340,952
Electronic Systems Protection, Inc. (3%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,120,913	3,096,783	2,869,000
		Senior Note (8.3% Cash, Due 01/14)	895,953	895,953	895,953
		Common Stock (500 shares)		285,000	31,300

			4,016,866	4,277,736	3,796,253
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	572,300

				4,833	572,300

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (11%-12.5% PIK, Due 04/11)	$2,765,917	$2,369,744	$750,000
		Common Stock (295 shares)		294,624	—

			2,765,917	2,664,368	750,000
Frozen Specialties, Inc. (6%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	7,662,863	7,523,924	7,523,924

			7,662,863	7,523,924	7,523,924
Garden Fresh Restaurant Corp. (3%)*	Restaurant	2nd Lien Note (7.8% Cash, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	811,300

			3,000,000	3,500,000	3,811,300
Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (0.69% PIK, Due 08/11)	3,630,774	3,124,893	1,442,000
		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	122,389	120,000	120,000
		Common Stock Warrants (56,559 shares)		83,414	—

			3,753,163	3,328,307	1,562,000
Grindmaster-Cecilware Corp. (4%)*	Food Services Equipment Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 03/15)	5,800,791	5,689,665	5,689,665

			5,800,791	5,689,665	5,689,665
Inland Pipe Rehabilitation Holding Company LLC (11%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,108,641	7,279,341	7,279,341
		Subordinated Note (18% Cash, Due 01/14)	3,750,000	3,699,679	3,699,679
		Membership Interest Purchase Warrant (2.9%)		853,500	3,742,900

			11,858,641	11,832,520	14,721,920
Jenkins Service, LLC (7%)*	Restoration Services	Subordinated Note (10.25% Cash, 7.25% PIK, Due 04/14)	7,515,221	7,392,334	7,392,334
		Convertible Note (10%, Due 04/14)	1,375,000	1,342,799	1,342,799

			8,890,221	8,735,133	8,735,133
Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12% Cash, Due 03/11)	1,000,000	972,768	972,768
		Common Stock Warrants (112 shares)		58,995	1,242,800

			1,000,000	1,031,763	2,215,568
Novolyte Technologies, Inc. (6%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,366,289	7,230,970	7,230,970
		Preferred Units (600 units)		600,000	545,900
		Common Units (22,960 units)		150,000	—

			7,366,289	7,980,970	7,776,870

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Syrgis Holdings, Inc. (3%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	$3,337,740	$3,314,933	$3,314,933
		Common Units (2,114 units)		1,000,000	447,800

			3,337,740	4,314,933	3,762,733
TBG Anesthesia Management, LLC (6%)*	Physician Management	Senior Note (14% Cash, Due11/14)	8,000,000	7,579,320	7,579,320
	Services	Warrant (263 shares)		276,100	276,100

			8,000,000	7,855,420	7,855,420
TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,351,628	4,282,621	4,282,621
		Class A Units (1,495 units)		475,000	409,700
		Class B Units (79 units)		25,000	—

			4,351,628	4,782,621	4,692,321
Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners, LLC (“RTIR”) (4%)*	Pipeline Inspection Services	Subordinated Note (14% Cash, Due 03/14)	5,000,000	4,625,242	4,625,242
		Common Units — RTIR (11 units)		200,000	8,000
		Common Stock Warrants — TIR (7 shares)		321,000	34,700

			5,000,000	5,146,242	4,667,942
Twin-Star International, Inc. (4%)*	Consumer Home Furnishings	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	4,500,000	4,450,037	4,168,000
	Manufacturer	Senior Note (4.29%, Due 04/13)	1,287,564	1,287,564	1,145,000

			5,787,564	5,737,601	5,313,000
Wholesale Floors, Inc. (3%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	3,500,000	3,363,335	3,363,335
		Membership Interest Purchase Warrant (4.0%)		132,800	39,800

			3,500,000	3,496,135	3,403,135
Yellowstone Landscape Group, Inc. (9%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	11,294,699	11,080,907	11,080,907

			11,294,699	11,080,907	11,080,907
Zoom Systems (6%)*	Retail Kiosk Operator	Subordinated Note (12.5 Cash, 1.5% PIK, Due 12/14)	8,002,667	7,802,667	7,802,667

			8,002,667	7,802,667	7,802,667

Subtotal Non—Control /Non—Affiliate Investments			142,455,328	143,239,223	138,281,894

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Affiliate Investments:
Asset Point, LLC (4%)*	Asset Management Software	Subordinated Note (12% Cash, 7% PIK, Due 03/13)	$5,417,830	$5,346,346	$5,346,346
	Provider	Membership Units (10 units)		500,000	173,600

			5,417,830	5,846,346	5,519,946
Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment	Common Stock (34,100 shares)		200,000	542,400
	Manufacturer	Common Stock Warrant (1,000 shares)		—	14,000

				200,000	556,400
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (1%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,713,247	1,400,000
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,946,847	1,400,000
Dyson Corporation (10%)*	Custom Forging and Fastener Supplies	Subordinated Note (12% Cash, 3% PIK, Due 12/13)	10,000,000	9,833,080	9,833,080
		Class A Units (1,000,000 units)		1,000,000	2,634,700

			10,000,000	10,833,080	12,467,780
Equisales, LLC (6%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,547,511	6,479,476	6,479,476
		Class A Units (500,000 units)		500,000	1,375,700

			6,547,511	6,979,476	7,855,176
Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	2,571,600

				308,333	2,571,600
Genapure Corporation (0%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	641,300

				563,602	641,300
Technology Crops International (4%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,070,492	4,973,767	4,973,767
		Common Units (50 Units)		500,000	500,000

			5,070,492	5,473,767	5,473,767

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Waste Recyclers Holdings, LLC (7%)*	Environmental and Facilities Services	Subordinated Note (8% Cash, 7.5% PIK, Due 08/13)	$4,116,978	$4,048,936	$4,048,936
		Subordinated Note (3% Cash, 12.5% PIK, Due 08/13)	5,734,318	5,666,275	4,920,000
		Class A Preferred Units (300 Units)		2,251,100	—
		Class B Preferred Units (886,835 Units)		886,835	281,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			9,851,296	13,782,829	9,249,936

Subtotal Affiliate Investments			40,687,129	47,934,280	45,735,905

Control Investments:
FCL Graphics, Inc. (3%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	1,562,891	1,558,472	1,514,200
		Senior Note (7.76% Cash, 2% PIK, Due 9/11)	2,005,114	1,999,592	1,943,800
		2nd Lien Note (2.76% Cash, 8% PIK, Due 12/11)	3,200,672	2,994,352	823,000
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			6,768,677	6,552,416	4,281,000
Fischbein, LLC (10%)*	Packaging and Materials Handling	Subordinated Note (12% Cash, 6.5% PIK, Due 05/13)	7,595,671	7,490,171	7,490,171
	Equipment Manufacturer	Class A-1 Common Units (52.5% of Units)		525,000	1,122,300
		Class A Common Units (4,200,000 units)		4,200,000	4,406,700

			7,595,671	12,215,171	13,019,171

Subtotal Control Investments			14,364,348	18,767,587	17,300,171

Total Investments, December 31, 2009 (156%)*			$197,506,805	$209,941,090	$201,317,970

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements
1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS
Organization
     Triangle Capital Corporation and its wholly owned subsidiaries, including Triangle Mezzanine Fund LLLP (the “Fund”) and Triangle Mezzanine Fund II LP (“Fund II”) (collectively, the “Company”) operate as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Fund and Fund II are specialty finance limited partnerships formed to make investments primarily in middle market companies located throughout the United States. On September 11, 2003, the Fund was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Fund II obtained its license to operate as an SBIC. As SBICs, both the Fund and Fund II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.
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
Basis of Presentation
     The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Fund and Fund II. Neither the Fund nor Fund II consolidates portfolio company investments. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
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

2. INVESTMENTS
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$215,676,120	87%	$202,282,962	84%
Senior debt	8,943,390	4	7,932,415	3
Equity shares	19,024,914	8	22,837,000	9
Equity warrants	3,699,783	1	7,069,900	3
Royalty rights	874,400	—	1,192,000	1

	$248,218,607	100%	$241,314,277	100%

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

     During the three months ended June 30, 2010, the Company made four new investments totaling approximately $32.0 million and seven investments in existing portfolio companies totaling approximately $12.1 million. During the six months ended June 30, 2010, the Company made six new investments totaling approximately $43.6 million and ten investments in existing portfolio companies totaling approximately $14.6 million.
     The Company made no new investments during the three months ended June 30, 2009. During the six months ended June 30, 2009, the Company made one new investment totaling approximately $5.2 million and five investments in existing portfolio companies totaling approximately $4.0 million.
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
     In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment-in-kind (PIK) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and, (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.
     In valuing equity securities of private companies, the Company considers valuation methodologies consistent with industry practice, including but not limited to (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) publicly available information regarding the valuation of the securities based on recent sales in comparable transactions of private companies and, (iii) when management believes there are similar companies that are publicly traded, a review of these publicly traded companies and the market multiple of their equity securities.
     The following table presents the Company’s financial instruments carried at fair value as of June 30, 2010 and December 31, 2009, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at June 30, 2010
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$241,314,277	$241,314,277

	$—	$—	$241,314,277	$241,314,277

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$201,317,970	$201,317,970

	$—	$—	$201,317,970	$201,317,970

     The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009:

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Fair value of portfolio, beginning of period	$201,317,970	$182,105,291
New investments	58,216,292	9,193,735
Loan origination fees received	(1,157,860)	(175,000)
Proceeds from sale of investment	(4,089,571)	(1,888,384)
Net gains on sale of investment	707,653	848,164
Principal repayments received	(17,613,050)	(4,903,577)
Payment-in-kind interest earned	2,789,287	2,152,633
Payment-in-kind interest received	(1,305,422)	(497,427)
Accretion of loan discounts	312,106	203,742
Accretion of deferred loan origination revenue	418,082	310,902
Unrealized gains (losses) on investments	1,718,790	(10,854,802)

Fair value of portfolio, end of period	$241,314,277	$176,495,277

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Net unrealized gains on investments of $1,482,000 and $1,128,000, respectively, during the three and six months ended June 30, 2010 are related to portfolio company investments that were still held by the Company as of June 30, 2010. Net unrealized losses on investments of $6,692,000 and $10,929,000, respectively, during the three and six months ended June 30, 2009 are related to portfolio company investments that were still held by the Company as of June 30, 2009.
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
     For the quarter ended March 31, 2010, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 25% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2010. For the quarter ended June 30, 2010, the Company asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2010.
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
Concentration of Credit Risk
     The Company’s investees are generally lower middle-market companies in a variety of industries. At both June 30, 2010 and December 31, 2009, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
3. INCOME TAXES
     Triangle Capital Corporation has elected for federal income tax purposes to be treated as a RIC under Subchapter M of the Code. As a RIC, so long as certain minimum distribution, source-of-income and asset diversification requirements are met, income taxes are generally required to be paid only on the portion of taxable income and gains that are not distributed (actually or constructively) and on certain built-in gains.
     The Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”) each of which holds one or more of the Company’s portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.
     For federal income tax purposes, the cost of investments owned at June 30, 2010 was approximately $250.2 million.
4. LONG-TERM DEBT
     At June 30, 2010 and December 31, 2009, the Company had the following debentures guaranteed by the SBA outstanding:

		Prioritized
		Return	June 30,	December 31,
Issuance/Pooling Date	Maturity Date	(Interest) Rate	2010	2009

September 22, 2004	September 1, 2014	5.539%	$8,700,000	$8,700,000
March 23, 2005	March 1, 2015	5.893%	13,600,000	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
March 28, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.191%	6,410,000	6,410,000
September 24, 2008	September 1, 2018	6.580%	4,840,000	4,840,000
September 24, 2008	September 1, 2018	6.442%	46,060,000	46,060,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
April 14, 2010	September 1, 2020	1.425%	3,690,000	—
June 8, 2010	September 1, 2020	1.586%	5,000,000	—
June 8, 2010	September 1, 2020	1.275%	5,000,000	—
June 18, 2010	September 1, 2020	1.249%	5,000,000	—
June 25, 2010	September 1, 2020	1.225%	5,000,000	—
June 25, 2010	September 1, 2020	1.225%	4,400,000	—
June 28, 2010	September 1, 2020	1.096%	4,500,000	—

			$154,500,000	$121,910,000

     Interest payments are payable semi-annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to three times the amount of its regulatory capital. As of June 30, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of June 30, 2010, the Fund has issued the maximum $150.0 million of SBA guaranteed debentures. As of June 30, 2010, Fund II has issued $4.5 million of SBA guaranteed debentures and has the current capacity to issue up to the statutory maximum of $75.0 million, subject to SBA approval. In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of June 30, 2010, and December 31, 2009 were 4.98% and 5.77%, respectively. The weighted average interest rate as of June 30, 2010, included $121.9 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 5.96% and $32.6 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.30%. The weighted average interest rate as of December 31, 2009, included $115.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.03% and $6.8 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.41%.

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
     The following table presents information with respect to the Plan for the six months ended June 30, 2010 and 2009:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		Weighted-Average		Weighted-Average
	Number of	Grant-Date Fair	Number of	Grant-Date Fair
	Shares	Value per Share	Shares	Value per Share

Unvested shares, beginning of period	219,813	$10.76	110,800	$11.11
Shares granted during the period	152,944	$12.01	144,812	$10.58
Shares vested during the period	(70,059)	$10.72	(35,799)	$11.11

Unvested shares, end of period	302,698	$11.40	219,813	$10.76

     In the three and six months ended June 30, 2010, the Company recognized equity-based compensation expense of approximately $0.3 million and $0.5 million, respectively. In the three and six months ended June 30, 2009, the Company recognized equity-based compensation expense of approximately $0.2 million and $0.3 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations.
     As of June 30, 2010, there was approximately $3.1 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

6. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

Per share data:
Net asset value at beginning of period	$11.03	$13.22
Net investment income(1)	0.70	0.84
Net realized gain on investments(1)	0.06	0.11
Net unrealized appreciation (depreciation) on investments(1)	0.17	(1.41)

Total increase (decrease) from investment operations(1)	0.93	(0.46)

Cash dividends/distributions declared	(0.82)	(0.85)
Shares issued pursuant to Dividend Reinvestment Plan	0.05	—
Common stock offering	—	(0.41)
Stock-based compensation	0.05	0.04
Income tax provision(1)	(0.01)	(0.01)
Grant of restricted shares	(0.14)	(0.20)
Other(2)	(0.01)	(0.02)

Net asset value at end of period	$11.08	$11.31

Market value at end of period(3)	$14.22	$10.92

Shares outstanding at end of period	12,074,184	8,332,942
Net assets at end of period	$133,809,358	$94,280,362
Average net assets	$132,201,696	$93,022,600
Ratio of total expenses to average net assets (annualized)	11%	15%
Ratio of net investment income to average net assets (annualized)	13%	14%
Portfolio turnover ratio	11%	4%
Total Return(4)	24%	15%

(1)	Weighted average basic per share data.

(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)	Represents the closing price of the Company’s common stock on the last day of the period.

(4)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.
7. SUBSEQUENT EVENT
     In July 2010, the Company invested $5.5 million in subordinated debt and warrants of Hatch Chile Co., LLC, food products company that distributes cooking sauces and related products for retail customers, primarily in the Southwestern United States. Under the terms of the investments, Hatch Chile Co., LLC will pay interest on the subordinated debt at a rate of 18% per annum.

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
Forward-Looking Statements
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
Overview of Our Business
     We are a Maryland corporation which has elected to be treated and operates as an internally managed business development company, or BDC, under the Investment Company Act of 1940, or 1940 Act. Our wholly owned subsidiaries, Triangle Mezzanine Fund LLLP, or the Fund, and Triangle Mezzanine Fund II LP, or Fund II, are licensed as small business investment companies, or SBICs, by the United States Small Business Administration, or SBA. In addition, the Fund has also elected to be treated as a BDC under the 1940 Act. We, the Fund and Fund II invest primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located in the United States.
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
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2010, and December 31, 2009, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.4% and 14.7%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 14.0% and 13.5% as of June 30, 2010 and December 31, 2009, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.6% and 12.5% as of June 30, 2010 and December 31, 2009, respectively.
     The Fund and Fund II are eligible to sell debentures guaranteed by the SBA in the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate the Fund and Fund II as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.
Portfolio Composition
     The total value of our investment portfolio was $241.3 million as of June 30, 2010, as compared to $201.3 million as of December 31, 2009. As of June 30, 2010, we had investments in 41 portfolio companies with an aggregate cost of $248.2 million. As of December 31, 2009, we had investments in 37 portfolio companies with an aggregate cost of $209.9 million. As of both June 30, 2010 and December 31, 2009, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of June 30, 2010 and December 31, 2009, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

June 30, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$215,676,120	87%	$202,282,962	84%
Senior debt	8,943,390	4	7,932,415	3
Equity shares	19,024,914	8	22,837,000	9
Equity warrants	3,699,783	1	7,069,900	3
Royalty rights	874,400	—	1,192,000	1

	$248,218,607	100%	$241,314,277	100%

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

Investment Activity
     During the six months ended June 30, 2010, we made six new investments totaling approximately $43.6 million, six additional debt investments in existing portfolio companies totaling approximately $13.9 million and five additional equity investments in existing portfolio companies totaling approximately $0.7 million. In addition, we sold two equity investments in portfolio companies for total proceeds of approximately $4.1 million, resulting in realized gains totaling approximately $3.7 million, and converted a subordinated debt investment in one portfolio company to equity, resulting in a realized loss of approximately $3.0 million. We had five portfolio company loans repaid at par totaling approximately $13.2 million and received normal principal repayments and partial loan prepayments totaling approximately $4.4 million in the six months ended June 30, 2010.
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

     Total portfolio investment activity for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Fair value of portfolio, beginning of period	$201,317,970	$182,105,291
New investments	58,216,292	9,193,735
Loan origination fees received	(1,157,860)	(175,000)
Proceeds from sale of investment	(4,089,571)	(1,888,384)
Net gains on sale of investment	707,653	848,164
Principal repayments received	(17,613,050)	(4,903,577)
Payment—in—kind interest earned	2,789,287	2,152,633
Payment—in—kind interest received	(1,305,422)	(497,427)
Accretion of loan discounts	312,106	203,742
Accretion of deferred loan origination revenue	418,082	310,902
Unrealized gains (losses) on investments	1,718,790	(10,854,802)

Fair value of portfolio, end of period	$241,314,277	$176,495,277

Weighted average yield on debt investments at end of period(1)	15.4%	14.3%

Weighted average yield on total investments at end of period(1)	14.0%	13.1%

Weighted average yield on total investments at end of period	12.6%	12.7%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
     As of June 30, 2010, the fair value of our non-accrual assets was approximately $11.4 million, which comprised 4.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $24.0 million, which comprised 9.7% of the total cost of our portfolio. Our non-accrual assets as of June 30, 2010 are as follows:
Gerli and Company
     In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008, we recognized an unrealized loss on our debt investment in Gerli of $1.2 million and in the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Gerli of $0.5 million. In the six months ended June 30, 2010, we recognized an unrealized gain on our debt investment in Gerli of approximately $0.2 million. As of June 30, 2010, the cost of our debt investment in Gerli is $3.3 million and the fair value of such investment is $1.8 million.
Fire Sprinkler Systems, Inc.
     In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. During 2008, we recognized an unrealized loss of $1.4 million on our subordinated note investment in Fire Sprinkler Systems. In the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Fire Sprinkler Systems of $0.3 million and in the six months ended June 30, 2010, we recognized an additional unrealized loss on our debt investment in Fire Sprinkler Systems of $0.1 million. As of June 30, 2010, the cost of our debt investment in Fire Sprinkler Systems is $2.5 million and the fair value of such investment is $0.8 million.
American De-Rosa Lamparts, LLC and Hallmark Lighting
     In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting, or collectively, ADL. This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us. As a result, we placed our investment in ADL on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes. In the year ended December 31, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million and in the first quarter of 2010, we recognized an unrealized gain on our investment in ADL of approximately $0.1 million. In June 2010, we converted approximately $3.0 million of our subordinated debt in ADL to equity as part of a restructuring, resulting in realized loss of approximately $3.0 million. As of June 30, 2010, the cost of our investment in ADL was approximately $5.1 million and the fair value of such investment was approximately $4.0 million.
FCL Graphics, Inc. 2nd Lien Note
     During the first eight months of 2009, we received cash interest on our 2nd Lien note in FCL Graphics, Inc., or FCL, at the stated contractual rate (20% per annum as of September 30, 2009). In September 2009, FCL did not make the scheduled interest payments on its 2nd Lien notes. As a result, we placed our 2nd Lien note in FCL on non-accrual status and therefore, under U.S. GAAP, we no longer recognized interest income on our 2nd Lien note investment in FCL for financial reporting purposes. In November 2009, we amended the terms of our note with FCL. The terms of the amendment provide for cash interest at a rate of LIBOR plus 250 basis points per annum and PIK interest at a rate of 8% per annum. In addition, we exchanged approximately $0.4 million of unpaid PIK interest on our FCL 2nd Lien note for common equity in FCL Graphics, resulting in a $0.4 million realized loss. While we are currently recognizing cash interest on our 2nd Lien investment in FCL, we have placed the PIK component of this note on non-accrual status. In the year ended December 31, 2009, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $2.2 million and in the first six months of 2010, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $0.8 million. As of June 30, 2010, the cost of our 2nd Lien note investment in FCL was approximately $3.0 million and the fair value of our 2nd Lien note investment in FCL was zero.
Waste Recyclers Holdings, LLC
     In 2009, in an effort to address liquidity and working capital constraints at Waste Recyclers Holdings, LLC, or Waste Recyclers, we restructured our debt investments in Waste Recyclers to provide for a lower rate of current cash interest and a higher rate of PIK interest. In addition, in 2009, we recognized an unrealized loss on our debt investments in Waste Recyclers of approximately $0.7 million. We continued to receive scheduled cash interest payments from Waste Recyclers during 2009. In March 2010, Waste Recyclers did not make its scheduled cash interest payments for the first quarter of 2010 and in April 2010, we received notification from Waste Recycler’s senior lender that Waste Recyclers was blocked from making interest payments to us for a period of 180 days. As a result, we placed our debt investments in Waste Recyclers on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our debt investments in Waste Recyclers for financial reporting purposes. In the first six months of 2010, we recognized an unrealized loss on our debt investments in Waste Recyclers of approximately $4.5 million. As of June 30, 2010, the cost of our debt investments in Waste Recyclers was approximately $10.2 million and the fair value of our debt investments in Waste Recyclers was approximately $4.9 million.
     We are currently in negotiations with the Waste Recyclers investor group regarding various restructuring alternatives, including converting some or all of our existing debt investments to an equity security. While there can be no assurance that these negotiations will result in terms that are acceptable to us, the Waste Recyclers investor group is working diligently toward an acceptable restructuring.
Results of Operations
Comparison of three months ended June 30, 2010 and June 30, 2009
Investment Income
     For the three months ended June 30, 2010, total investment income was $8.3 million, a 26% increase from $6.6 million of total investment income for the three months ended June 30, 2009. This increase was primarily attributable to a $1.8 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to 1) a net increase in our portfolio investments from June 30, 2009, to June 30, 2010, and 2) an increase in non-recurring fee income of approximately $0.4 million, offset by a decrease in interest income from cash and cash equivalent investments of $0.1 million which resulted from lower average cash balances and lower interest rates in the second quarter of 2010 as compared to the corresponding period in 2009. Non-recurring fee income was approximately $0.4 million for the three months ended June 30, 2010. We had no non-recurring fee income in the three months ended June 30, 2009.
Expenses
     For the three months ended June 30, 2010, expenses increased by 12% to $3.7 million from $3.3 million for the three months ended June 30, 2009. The increase in expenses was primarily attributable to a $0.1 million increase in interest expense and a $0.3 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended June 30, 2010 than in the comparable period in 2009. The increase in general and administrative costs in the second quarter of 2010 as compared to the second quarter of 2009 was primarily related to increased compensation costs (including equity-based compensation).

Net Investment Income
     As a result of the $1.7 million increase in total investment income and the $0.4 million increase in expenses, net investment income for the three months ended June 30, 2010 was $4.6 million compared to net investment income of $3.2 million during the three months ended June 30, 2009.
Net Increase/Decrease in Net Assets Resulting From Operations
     In the three months ended June 30, 2010, we realized a gain on the sale of one affiliate investment of approximately $3.5 million and a realized loss on the partial conversion of one non-control/non-affiliate debt investment to equity of approximately $3.0 million. In addition, during the three months ended June 30, 2010, we recorded net unrealized appreciation of investments totaling approximately $1.8 million, comprised of 1) unrealized appreciation on 20 investments totaling approximately $6.6 million and 2) unrealized depreciation on 14 investments totaling approximately $4.8 million.
     During the three months ended June 30, 2009, we recorded net realized gains on investments totaling $0.8 million, consisting primarily of 1) a realized gain on the sale of one investment of $1.8 million and 2) a loss on the recapitalization of another investment of $0.9 million. During the three months ended June 30, 2009, we recorded net unrealized depreciation of investments in the amount of $6.9 million, comprised of net unrealized depreciation reclassification adjustments totaling $0.6 million related primarily to the sale of one investment and the recapitalization of another investment noted above, as well as unrealized depreciation on sixteen other investments totaling $6.8 million offset by unrealized appreciation on eight investments totaling $0.5 million.
     As a result of these events, our net increase in net assets from operations was $6.9 million for the three months ended June 30, 2010 as compared to a net decrease in net assets from operations of $2.9 million for the three months ended June 30, 2009.
Comparison of six months ended June 30, 2010 and June 30, 2009
Investment Income
     For the six months ended June 30, 2010, total investment income was $15.8 million, a 21% increase from $13.1 million of total investment income for the six months ended June 30, 2009. This increase was primarily attributable to a $2.8 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to 1) a net increase in our portfolio investments from June 30, 2009, to June 30, 2010, and 2) an increase in non-recurring fee income of approximately $0.7 million, offset by a decrease in interest income from cash and cash equivalent investments of $0.1 million which resulted from lower average cash balances and lower interest rates in the first six months of 2010 as compared to the corresponding period in 2009. Non-recurring fee income was approximately $1.0 million for the six months ended June 30, 2010, as compared to approximately $0.3 million for the six months ended June 30, 2009.
Expenses
     For the six months ended June 30, 2010, expenses increased by 9% to $7.4 million from $6.8 million for the six months ended June 30, 2009. The increase in expenses was primarily attributable to a $0.2 million increase in interest expense and a $0.3 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the six months ended June 30, 2010 than in the comparable period in 2009. The increase in general and administrative costs in the first six months of 2010 was primarily related to increased compensation costs (including equity-based compensation).
Net Investment Income
     As a result of the $2.7 million increase in total investment income and the $0.6 million increase in expenses, net investment income for the six months ended June 30, 2010 was $8.4 million compared to net investment income of $6.3 million during the six months ended June 30, 2009.
Net Increase/Decrease in Net Assets Resulting From Operations
     In the six months ended June 30, 2010, we realized a gain on the sale of one affiliate investment of approximately $3.5 million, a gain on the sale of one non-control/non-affiliate investment of approximately $0.2 million and a realized loss on the partial conversion of one non-control/non-affiliate debt investment to equity of approximately $3.0 million. In addition, during the six months ended June 30, 2010, we recorded net unrealized appreciation of investments totaling approximately $2.0 million, comprised of 1) unrealized appreciation on 21 investments totaling approximately $11.3 million, 2) unrealized depreciation on 13 investments totaling approximately $9.1 million and 3) a $0.2 million unrealized depreciation reclassification adjustment related to the $0.2 million realized gain noted above.

     In the six months ended June 30, 2009, we recorded net realized gains of $0.8 million, consisting primarily of 1) a realized gain on the sale of one investment of $1.8 million and 2) a loss on the recapitalization of another investment of $0.9 million. In the six months ended June 30, 2009, we recorded net unrealized depreciation of investments in the amount of $10.5 million, comprised of net unrealized depreciation reclassification adjustments totaling $0.6 million related to the sale of one investment and the recapitalization of another investment noted above, as well as unrealized depreciation on sixteen investments totaling $12.6 million and unrealized appreciation on eleven investments totaling $2.7 million.
     As a result of these events, our net increase in net assets from operations was $11.0 million for the six months ended June 30, 2010 as compared to a net decrease in net assets from operations of $3.4 million during the six months ended June 30, 2009.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
     In the future, depending on the valuation of the Fund’s assets and Fund II’s assets pursuant to SBA guidelines, the Fund and Fund II may be limited by provisions of the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify as a RIC.
Cash Flows
     For the six months ended June 30, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $10.3 million. During that period, our operating activities used $29.9 million in cash, consisting primarily of new portfolio investments of $58.2 million, partially offset by repayments received from portfolio companies of $21.7 million. In addition, financing activities provided $19.6 million of cash, consisting primarily of borrowings under SBA guaranteed debentures payable of $32.6 million, offset by cash dividends paid in the amount of $11.4 million and financing fees paid in the amount of $1.3 million. At June 30, 2010, we had $44.9 million of cash and cash equivalents on hand.
     For the six months ended June 30, 2009, we experienced a net increase in cash and cash equivalents in the amount of $8.7 million. During that period, our operating activities provided $2.2 million in cash, consisting primarily of 1) net investment income and 2) sales/repayments of portfolio investments of $6.8 million, offset by purchases of investments totaling $9.2 million. In the six months ended June 30, 2009, financing activities provided $6.5 million of cash, consisting of proceeds from our public stock offering of $12.5 million, net of cash dividends and distributions to stockholders totaling $5.9 million. At June 30, 2009, we had $35.9 million of cash and cash equivalents on hand.
Financing Transactions
     Due to the Fund’s and Fund II’s status as licensed SBICs, the Fund and Fund II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to three times the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $225.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006, were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     As of June 30, 2010, the Fund had issued the maximum $150.0 million of SBA guaranteed debentures. As of June 30, 2010, Fund II has issued $4.5 million of SBA guaranteed debentures and has the current capacity to issue up to the statutory maximum of $75.0 million, subject to SBA approval. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of June 30, 2010 was 4.98%. The weighted average interest rate as of June 30, 2010, included $121.9 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 5.96% and $32.6 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.30%.

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
Current Market Conditions
     Since the beginning of 2008, the debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, have led to an economic recession in the U.S. and abroad, which could be long-term. Banks, investment companies and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the passage of the American Recovery and Reinvestment Act of 2009 in February 2009. These events have significantly impacted the financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future. While we have capacity to issue additional SBA guaranteed debentures as discussed above, we may not be able to access additional equity capital, which could result in the slowing of our origination activity during the remainder of 2010 and beyond.
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
Recent Developments
     In July 2010, we invested $5.5 million in subordinated debt and warrants of Hatch Chile Co., LLC, a food products company that distributes cooking sauces and related products for retail customers, primarily in the Southwestern United States. Under the terms of the investments, Hatch Chile Co., LLC will pay interest on the subordinated debt at a rate of 18% per annum.
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
     On January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.
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
     In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes the amortized original issue discount, and paid-in-kind (PIK) interest, if any. We also use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and, (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.
     In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including but not limited to (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) publicly available information regarding the valuation of the securities based on recent sales in comparable transactions of private companies and, (iii) when management believes there are similar companies that are publicly traded, a review of these publicly traded companies and the market multiple of their equity securities.
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
     For the quarter ended March 31, 2010, we asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 25% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2010. For the quarter ended June 30, 2010, we asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2010. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
Revenue Recognition
Interest and Dividend Income
     Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible.

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
Recently Issued Accounting Standards
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (“Topic 820”). This update improves disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic (“Subtopic 820-10”) of the FASB Standards Codification, originally issued as FASB Statement No. 157, Fair Value Measurements. These improved disclosure requirements will provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. We adopted these changes beginning with its financial statements for the quarter ended March 31, 2010. The adoption of these changes did not have a material impact on our financial position or results of operations.
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
     During 2009, we experienced write-downs in our portfolio, several of which were due to declines in the operating performance of certain portfolio companies. In the first six months of 2010, the fair value of our portfolio as a whole remained relatively flat with the fair value as of December 31, 2009.
     As of June 30, 2010, the fair value of our non-accrual assets was approximately $11.4 million, which comprised approximately 4.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $24.0 million, or 9.7% of the total cost of our portfolio. In addition to these non-accrual assets, as of June 30, 2010, we had, on a fair value basis, approximately $11.7 million of debt investments, or 4.9% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of June 30, 2010 was approximately $13.7 million, or 5.5% of the total cost of our portfolio.
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

     In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2010, we were not a party to any hedging arrangements.
     As of June 30, 2010, approximately 94.8%, or $213.0 million of our debt portfolio investments bore interest at fixed rates and approximately 5.2%, or $11.6 million of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.2 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Sales of Unregistered Securities
     During the six months ended June 30, 2010, we issued a total of 237,346 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was $3,220,851.
     Issuer Purchases of Equity Securities
     During the six months ended June 30, 2010, there were elections by employees to surrender 18,617 shares of common stock upon vesting of shares of restricted stock to cover tax withholding obligations. The aggregate purchase price for the shares of common stock was $234,912.
     Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock to satisfy our Dividend Reinvestment Plan obligations during the six months ended June 30, 2010.

Item 3.	Defaults Upon Senior Securities.
     Not applicable.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
     Not applicable.

Item 6.	Exhibits.

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION
Date: August 4, 2010	/s/ Garland S. Tucker III
Garland S. Tucker III
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 4, 2010	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: August 4, 2010	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.