Form 10-Q
period 2010-09-30
Triangle Capital CORP
filed 2010-11-03
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock on November 2, 2010 was 14,885,134.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments at fair value:
Non—Control / Non—Affiliate investments (cost of $180,441,851 and $143,239,223 at September 30, 2010 and December 31, 2009, respectively)	$180,835,768	$138,281,894
Affiliate investments (cost of $46,610,233 and $47,934,280 at September 30, 2010 and December 31, 2009, respectively)	35,987,510	45,735,905
Control investments (cost of $20,107,190 and $18,767,587 at September 30, 2010 and December 31, 2009, respectively)	23,755,121	17,300,171

Total investments at fair value	240,578,399	201,317,970
Cash and cash equivalents	74,087,213	55,200,421
Interest and fees receivable	603,892	676,961
Prepaid expenses and other current assets	240,009	286,790
Deferred financing fees	4,355,344	3,540,492
Property and equipment, net	45,802	28,666

Total assets	$319,910,659	$261,051,300

Liabilities
Accounts payable and accrued liabilities	$1,627,793	$2,222,177
Interest payable	524,319	2,333,952
Dividends payable	—	4,774,534
Taxes payable	49,573	59,178
Deferred revenue	47,500	75,000
Deferred income taxes	211,187	577,267
SBA guaranteed debentures payable	139,021,466	121,910,000

Total liabilities	141,481,838	131,952,108

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 14,885,134 and 11,702,511 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	14,885	11,703
Additional paid-in capital	182,663,381	136,769,259
Investment income in excess of distributions	195,415	1,070,452
Accumulated realized gains on investments	2,347,198	448,164
Net unrealized depreciation of investments	(6,792,058)	(9,200,386)

Total net assets	178,428,821	129,099,192

Total liabilities and net assets	$319,910,659	$261,051,300

Net asset value per share	$11.99	$11.03

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Investment income:
Loan interest, fee and dividend income:
Non—Control / Non—Affiliate investments	$6,654,541	$3,850,305	$16,673,386	$12,252,053
Affiliate investments	1,044,088	1,374,819	3,152,758	3,215,690
Control investments	333,993	232,575	1,056,463	713,553

Total loan interest, fee and dividend income	8,032,622	5,457,699	20,882,607	16,181,296

Payment—in—kind interest income:
Non—Control / Non—Affiliate investments	1,338,018	711,882	3,301,525	2,322,402
Affiliate investments	231,525	600,532	797,448	978,568
Control investments	117,419	122,738	377,276	286,816

Total payment—in—kind interest income	1,686,962	1,435,152	4,476,249	3,587,786

Interest income from cash and cash equivalent investments	67,501	203,792	207,283	408,464

Total investment income	9,787,085	7,096,643	25,566,139	20,177,546

Expenses:
Interest expense	1,864,442	1,749,593	5,442,426	5,137,159
Amortization of deferred financing fees	469,394	90,500	665,455	268,810
General and administrative expenses	1,840,794	1,538,693	5,493,495	4,766,841

Total expenses	4,174,630	3,378,786	11,601,376	10,172,810

Net investment income	5,612,455	3,717,857	13,964,763	10,004,736

Net realized gain (loss) on investments — Non-Control/Non-Affiliate	1,210,481	—	(1,623,104)	848,164
Net realized gain (loss) on investment — Affiliate	(19,100)	—	3,522,138	—
Net unrealized appreciation (depreciation) of investments	358,936	(4,504,933)	2,408,328	(15,028,496)

Total net gain (loss) on investments before income taxes	1,550,317	(4,504,933)	4,307,362	(14,180,332)
Income tax benefit (provision)	20,410	8,417	(72,334)	(38,277)

Net increase (decrease) in net assets resulting from operations	$7,183,182	$(778,659)	$18,199,791	$(4,213,873)

Net investment income per share — basic and diluted	$0.46	$0.41	$1.16	$1.25

Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.59	$(0.09)	$1.51	$(0.53)

Dividends declared per common share	$0.41	$0.41	$1.23	$1.21

Distributions of capital gains declared per common share	$—	$—	$—	$0.05

Weighted average number of shares outstanding — basic and diluted	12,258,614	9,129,192	12,047,852	8,024,933

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

						Net
				Investment	Accumulated	Unrealized
	Common Stock		Additional	Income	Realized	Appreciation	Total
	Number	Par	Paid In	in Excess of	Gains on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2009	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163
Net investment income	—	—	—	10,004,736	—	—	10,004,736
Net realized gains on investments	—	—	—	—	848,164	(557,316)	290,848
Stock-based compensation	—	—	512,448	—	—	—	512,448
Net unrealized losses on investments	—	—	—	—	—	(14,471,180)	(14,471,180)
Provision for taxes	—	—	—	(38,277)	—	—	(38,277)
Dividends/distributions declared	—	—	—	(10,179,533)	(352,366)	—	(10,531,899)
Public offering of common stock	2,775,000	2,775	27,088,473	—	—	—	27,091,248
Issuance of restricted stock	144,812	145	(145)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(6,533)	(6)	(66,894)	—	—	—	(66,900)
Forfeiture of restricted stock	(2,700)	(3)	3	—	—	—	—

Balance, September 30, 2009	9,827,942	$9,828	$115,370,671	$1,902,083	$852,293	$(13,918,688)	$104,216,187

				Investment	Accumulated	Net
	Common Stock		Additional	Income in	Realized	Unrealized	Total
	Number	Par	Paid In	Excess of	Gains on	Depreciation of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2010	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192
Net investment income	—	—	—	13,964,763	—	—	13,964,763
Stock-based compensation	—	—	848,623	—	—	—	848,623
Net realized gains on investments	—	—	—	—	1,899,034	(729,858)	1,169,176
Net unrealized gains on investments	—	—	—	—	—	3,138,186	3,138,186
Provision for taxes	—	—	—	(72,334)	—	—	(72,334)
Dividends/distributions declared	288,296	288	4,033,216	(14,767,466)	—	—	(10,733,962)
Public offerings of common stock	2,760,000	2,760	41,247,329	—	—	—	41,250,089
Issuance of restricted stock	152,944	153	(153)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(18,617)	(19)	(234,893)	—	—	—	(234,912)

Balance, September 30, 2010	14,885,134	$14,885	$182,663,381	$195,415	$2,347,198	$(6,792,058)	$178,428,821

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,199,791	$(4,213,873)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(88,215,260)	(27,943,735)
Repayments received/sales of portfolio investments	53,975,274	9,289,106
Loan origination and other fees received	1,713,818	540,000
Net realized gain on investments	(1,899,034)	(848,164)
Net unrealized depreciation (appreciation) of investments	(2,042,248)	15,434,615
Deferred income taxes	(366,080)	(406,120)
Payment—in—kind interest accrued, net of payments received	(1,249,763)	(2,008,357)
Amortization of deferred financing fees	665,455	268,810
Accretion of loan origination and other fees	(1,065,703)	(443,135)
Accretion of loan discounts	(477,513)	(306,075)
Accretion of discount on SBA guaranteed debentures payable	7,548	—
Depreciation expense	13,569	16,711
Stock-based compensation	848,623	512,448
Changes in operating assets and liabilities:
Interest and fees receivable	73,069	314,296
Prepaid expenses	46,781	(180,972)
Accounts payable and accrued liabilities	(594,384)	(158,034)
Interest payable	(1,809,633)	(1,311,242)
Deferred revenue	(27,500)	112,500
Taxes payable	(9,605)	(5,537)

Net cash used in operating activities	(22,212,795)	(11,336,758)

Cash flows from investing activities:
Purchases of property and equipment	(30,705)	(3,194)

Net cash used in investing activities	(30,705)	(3,194)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	39,403,918	—
Repayments of SBA guaranteed debentures payable	(22,300,000)	—
Financing fees paid	(1,480,307)	(194,000)
Proceeds from public stock offerings, net of expenses	41,250,089	27,091,248
Common stock withheld for payroll taxes upon vesting of restricted stock	(234,912)	(66,900)
Cash dividends paid	(15,508,496)	(8,917,022)
Cash distributions paid	—	(352,366)

Net cash provided by financing activities	41,130,292	17,560,960

Net increase in cash and cash equivalents	18,886,792	6,221,008
Cash and cash equivalents, beginning of period	55,200,421	27,193,287

Cash and cash equivalents, end of period	$74,087,213	$33,414,295

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,244,511	$6,448,401

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
September 30, 2010

Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Fair Value (3)
Non—Control / Non—Affiliate Investments:

Ambient Air Corporation (“AA”) and Peaden-Hobbs	Specialty Trade	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,292,160	$4,251,028	$4,251,028
Mechanical, LLC (“PHM”) (3%)*	Contractors	Common Stock-PHM (128,571 shares)		128,571	91,600
		Common Stock Warrants-AA (455 shares)		142,361	519,400

			4,292,160	4,521,960	4,862,028

American De-Rosa Lamparts, LLC and Hallmark Lighting	Wholesale and Distribution	Subordinated Note (5% PIK, Due 10/13)	5,405,772	5,139,064	3,985,700
(2%)*		Membership Units (6,516 Units)		350,000	—

			5,405,772	5,489,064	3,985,700

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	437,800

				516,867	437,800

Botanical Laboratories, Inc. (6%)*	Nutritional Supplement	Senior Notes (14% Cash, Due 02/15)	10,500,000	9,815,941	9,815,941
	Manufacturing and	Common Unit Warrants (998,680 Units)		474,600	339,900
	Distribution

			10,500,000	10,290,541	10,155,841

Carolina Beer and Beverage, LLC (8%)*	Beverage Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 02/16)	12,735,053	12,483,571	12,483,571
	and Packaging	Class A Units (11,974 Units)		1,077,615	1,077,615
		Class B Units (11,974 Units)		119,735	119,735

			12,735,053	13,680,921	13,680,921

CRS Reprocessing, LLC (5%)*	Fluid Reprocessing	Subordinated Note (12% Cash, 2% PIK, Due 11/14)	8,080,595	7,909,563	7,909,563
	Services	Common Unit Warrant (174 Units)		44,904	772,500

			8,080,595	7,954,467	8,682,063

CV Holdings, LLC (7%)*	Specialty Healthcare	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,566,685	10,874,605	10,874,605
	Products	Royalty rights		874,400	1,028,500
	Manufacturer

			11,566,685	11,749,005	11,903,105

Electronic Systems Protection, Inc. (2%)*	Power Protection	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,167,962	3,145,998	3,145,998
	Systems Manufacturing	Senior Note (8.3% Cash, Due 01/14)	842,486	842,486	842,486
		Common Stock (500 shares)		285,000	170,800

			4,010,448	4,273,484	4,159,284

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	532,800

				4,833	532,800

Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Fair Value (3)
Frozen Specialties, Inc. (4%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	$7,958,357	$7,837,394	$7,837,394

			7,958,357	7,837,394	7,837,394

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	788,300

				500,000	788,300

Gerli & Company (1%)*	Specialty Woven	Subordinated Note (0.69% PIK, Due 08/11)	3,709,115	3,151,856	1,809,000
	Fabrics Manufacturer	Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	131,594	120,000	120,000
		Royalty rights		—	119,200
		Common Stock Warrants (56,559 shares)		83,414	—

			3,840,709	3,355,270	2,048,200

Great Expressions Group Holdings, LLC (3%)*	Dental Practice	Subordinated Note (12% Cash, 4% PIK, Due 08/15)	4,561,311	4,496,165	4,496,165
	Management	Class A Units (225 Units)		450,000	450,000

			4,561,311	4,946,165	4,946,165

Grindmaster-Cecilware Corp. (3%)*	Food Services Equipment	Subordinated Note (11% Cash, 3% PIK, Due 03/15)	5,933,762	5,834,909	5,834,909
	Manufacturer	Royalty rights		—	221,500

			5,933,762	5,834,909	6,056,409

Hatch Chile Co., LLC (3%)*	Food Products Distributer	Senior Note (19% Cash, Due 07/15)	4,500,000	4,390,993	4,390,993
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	831,381	831,381
		Unit Purchase Warrant (5,265 Units)		149,800	149,800

			5,500,000	5,372,174	5,372,174

Inland Pipe Rehabilitation Holding Company LLC (8%)*	Cleaning and Repair	Subordinated Note (10% Cash, 4% PIK, Due 01/14)	8,274,920	7,577,898	7,577,898
	Services	Subordinated Note (10% Cash, 8% PIK, Due 01/14)	3,905,108	3,856,581	3,856,581
		Subordinated Note (10% Cash, 5% PIK, Due 01/14)	306,302	306,302	306,302
		Membership Interest Purchase Warrant (2.9%)		853,500	3,272,000

			12,486,330	12,594,281	15,012,781

Library Systems & Services, LLC (3%)*	Municipal Business	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,323,500	5,171,787	5,171,787
	Services	Common Stock Warrants (112 shares)		58,995	575,800

			5,323,500	5,230,782	5,747,587

Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Fair Value (3)
Media Temple, Inc. (7%)*	Web Hosting Services	Subordinated Note (12% Cash, 4% PIK, Due 04/15)	$8,800,000	$8,616,959	$8,616,959
		Convertible Note (8% Cash, 4% PIK, Due 04/15)	3,200,000	2,642,547	2,642,547
		Common Stock Purchase Warrant (28,000 Shares)		536,000	536,000

			12,000,000	11,795,506	11,795,506

Minco Technology Labs, LLC (3%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,060,188	4,938,707	4,938,707
		Class A Units (5,000 Units)		500,000	500,000

			5,060,188	5,438,707	5,438,707

Novolyte Technologies, Inc. (5%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,677,817	7,569,278	7,569,278
		Preferred Units (641 units)		640,818	640,818
		Common Units (24,522 units)		160,204	116,882

			7,677,817	8,370,300	8,326,978

Syrgis Holdings, Inc. (2%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	3,016,269	2,999,103	2,999,103
		Common Units (2,114 units)		1,000,000	945,400

			3,016,269	3,999,103	3,944,503

TBG Anesthesia Management, LLC (4%)*	Physician Management Services	Senior Note (14% Cash, Due 11/14)	7,500,000	7,128,899	7,128,899
		Warrant (263 shares)		276,100	334,400

			7,500,000	7,404,999	7,463,299

TrustHouse Services Group, Inc. (3%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,417,962	4,356,393	4,356,393
		Class A Units (1,495 units)		475,000	448,400
		Class B Units (79 units)		25,000	—

			4,417,962	4,856,393	4,804,793

Tulsa Inspection Resources, Inc. (“TIR”) and Regent	Pipeline Inspection Services	Subordinated Note (14% Cash, Due 03/14)	5,000,000	4,676,512	4,676,512
TIR Partners, LLC (“RTIR”) (3%)*		Subordinated Note (17.5% Cash, Due 03/14)	810,588	795,163	795,163
		Common Units — RTIR (11 units)		200,000	—
		Common Stock Warrants - TIR (7 shares)		321,000	—

			5,810,588	5,992,675	5,471,675

Twin-Star International, Inc. (3%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,459,091	4,459,091
		Senior Note (4.53%, Due 04/13)	1,174,751	1,174,751	1,174,751

			5,674,751	5,633,842	5,633,842

Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Fair Value (3)
Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 1.5% PIK, Due 06/14)	$3,581,667	$3,381,196	$2,463,700
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,581,667	3,513,996	2,463,700

Yellowstone Landscape Group, Inc. (6%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	11,550,741	11,367,315	11,367,315

			11,550,741	11,367,315	11,367,315

Zoom Systems (4%)*	Retail Kiosk Operator	Subordinated Note (12.5 Cash, 1.5% PIK, Due 12/14)	8,094,155	7,916,898	7,916,898

			8,094,155	7,916,898	7,916,898

Subtotal Non—Control / Non—Affiliate Investments			176,578,820	180,441,851	180,835,768

Affiliate Investments:

AP Services, Inc. (4%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	5,805,156	5,689,156	5,689,156
		Class A Units (933 Units)		933,333	933,333
		Class B Units (496 Units)		—	—

			5,805,156	6,622,489	6,622,489

Asset Point, LLC (3%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	5,683,331	5,625,993	5,625,993
		Senior Note (12% Cash, 2% PIK, Due 07/15)	602,102	602,102	602,102
		Membership Units (10 units)		500,000	—

			6,285,433	6,728,095	6,228,095

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (34,100 shares)		200,000	860,900
		Common Stock Warrant (1,000 shares)		—	25,200

				200,000	886,100

Brantley Transportation, LLC (“Brantley Transportation”) and Pine	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,732,141	3,201,400
Street Holdings, LLC (“Pine Street”) (4) (2%)*		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,965,741	3,201,400

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,124,300

				1,000,000	2,124,300

Equisales, LLC (4%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,061,543	6,014,208	6,014,208
		Class A Units (500,000 units)		480,900	698,100

			6,061,543	6,495,108	6,712,308

Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Fair Value (3)
Genapure Corporation (0%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		$563,602	$534,000

				563,602	534,000

Technology Crops International (3%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	$5,266,020	5,179,719	5,179,719
		Common Units (50 Units)		500,000	463,100

			5,266,020	5,679,719	5,642,819

Waste Recyclers Holdings, LLC (3%)*	Environmental and Facilities Services	Subordinated Note (8% Cash, 7.5% PIK, Due 08/13)	4,658,891	4,063,755	4,035,999
		Subordinated Note (3% Cash, 12.5% PIK, Due 08/13)	7,958,076	7,125,569	—
		Class A Preferred Units (300 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		985,372	—
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			12,616,967	15,355,479	4,035,999

Subtotal Affiliate Investments			39,835,119	46,610,233	35,987,510

					Fair
Portfolio Company	Industry	Type of Investment (1) (2)	Principal Amount	Cost	Value (3)
Control Investments:

FCL Graphics, Inc. (1%)*	Commercial Printing Services	Senior Note (3.79% Cash, 2% PIK, Due 9/11)	$1,501,481	$1,498,438	$1,498,438
		Senior Note (7.79% Cash, 2% PIK, Due 9/11)	2,034,809	2,030,365	1,094,300
		2nd Lien Note (2.79% Cash, 8% PIK, Due 12/11)	3,400,234	2,995,771	—
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			6,936,524	6,524,574	2,592,738

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/11)	2,884,296	2,455,569	750,000
		Common Stock (295 shares)		294,624	—

			2,884,296	2,750,193	750,000

Fischbein, LLC (11%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (13% Cash, 5.5% PIK, Due 05/13)	5,002,291	4,917,670	4,917,670
		Class A-1 Common Units (52.5% of Units)		558,140	2,032,600
		Class A Common Units (4,200,000 units)		4,200,000	12,305,500

			5,002,291	9,675,810	19,255,770

Weave Textiles, LLC (1%)*	Specialty Woven Fabrics Manufacturer	Senior Note (12% PIK, Due 01/11)	301,613	301,613	301,613
		Membership Units (425 units)		855,000	855,000

			301,613	1,156,613	1,156,613

Subtotal Control Investments			15,124,724	20,107,190	23,755,121

Total Investments, September 30, 2010 (135%)*			$231,538,663	$247,159,274	$240,578,399

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment—in—kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2009

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non—Control / Non—Affiliate Investments:

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (5%)*	Specialty Trade Contractors	Subordinated Note-AA (12% Cash, 2% PIK, Due 03/11)	$3,236,386	$3,173,098	$3,173,098
		Subordinated Note-AA (14% Cash, 4% PIK, Due 03/11)	1,982,791	1,965,757	1,965,757
		Common Stock-PHM (128,571 shares)		128,571	106,900
		Common Stock Warrants-AA (455 shares)		142,361	656,700

			5,219,177	5,409,787	5,902,455

American De-Rosa Lamparts, LLC and Hallmark Lighting (3%)*	Wholesale and Distribution	Subordinated Note (11.5% Cash, 3.75% PIK, Due 10/13)	8,861,819	8,244,709	3,893,299

			8,861,819	8,244,709	3,893,299

American Direct Marketing Resources, LLC (3%)*	Direct Marketing Services	Subordinated Note (12% Cash, 3% PIK, Due 03/15)	4,157,458	4,088,475	4,088,475

			4,157,458	4,088,475	4,088,475

Art Headquarters, LLC (2%)*	Retail, Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 01/10)	2,116,822	2,116,822	2,116,822
		Membership unit warrants (15% of units (150 units))		40,800	220,000

			2,116,822	2,157,622	2,336,822

Assurance Operations Corporation (2%)*	Auto Components /Metal Fabrication	Senior Note (6% Cash, Due 06/11)	2,484,000	2,034,000	2,034,000
		Common Stock (300 shares)		300,000	—

			2,484,000	2,334,000	2,034,000

CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/14)	3,005,333	2,929,233	2,929,233
		Common Unit Warrant (107 Units)		23,600	23,600

			3,005,333	2,952,833	2,952,833

CV Holdings, LLC (9%)*	Specialty Healthcare Products	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,221,670	10,391,652	10,391,652
	Manufacturer	Royalty rights		874,400	949,300

			11,221,670	11,266,052	11,340,952

Electronic Systems Protection, Inc. (3%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,120,913	3,096,783	2,869,000
		Senior Note (8.3% Cash, Due 01/14)	895,953	895,953	895,953
		Common Stock (500 shares)		285,000	31,300

			4,016,866	4,277,736	3,796,253

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	572,300

				4,833	572,300

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (11%-12.5% PIK, Due 04/11)	$2,765,917	$2,369,744	$750,000
		Common Stock (295 shares)		294,624	—

			2,765,917	2,664,368	750,000

Frozen Specialties, Inc. (6%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	7,662,863	7,523,924	7,523,924

			7,662,863	7,523,924	7,523,924

Garden Fresh Restaurant Corp. (3%)*	Restaurant	2nd Lien Note (7.8% Cash, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	811,300

			3,000,000	3,500,000	3,811,300

Gerli & Company (1%)*	Specialty Woven Fabrics	Subordinated Note (0.69% PIK, Due 08/11)	3,630,774	3,124,893	1,442,000
	Manufacturer	Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	122,389	120,000	120,000
		Common Stock Warrants (56,559 shares)		83,414	—

			3,753,163	3,328,307	1,562,000

Grindmaster-Cecilware Corp. (4%)*	Food Services Equipment Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 03/15)	5,800,791	5,689,665	5,689,665

			5,800,791	5,689,665	5,689,665

Inland Pipe Rehabilitation Holding Company LLC (11%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,108,641	7,279,341	7,279,341
		Subordinated Note (18% Cash, Due 01/14)	3,750,000	3,699,679	3,699,679
		Membership Interest Purchase Warrant (2.9%)		853,500	3,742,900

			11,858,641	11,832,520	14,721,920

Jenkins Service, LLC (7%)*	Restoration Services	Subordinated Note (10.25% Cash, 7.25% PIK, Due 04/14)	7,515,221	7,392,334	7,392,334
		Convertible Note (10%, Due 04/14)	1,375,000	1,342,799	1,342,799

			8,890,221	8,735,133	8,735,133

Library Systems & Services, LLC (2%)*	Municipal Business	Subordinated Note (12% Cash, Due 03/11)	1,000,000	972,768	972,768
	Services	Common Stock Warrants (112 shares)		58,995	1,242,800

			1,000,000	1,031,763	2,215,568

Novolyte Technologies, Inc. (6%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,366,289	7,230,970	7,230,970
		Preferred Units (600 units)		600,000	545,900
		Common Units (22,960 units)		150,000	—

			7,366,289	7,980,970	7,776,870

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Syrgis Holdings, Inc. (3%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	$3,337,740	$3,314,933	$3,314,933
		Common Units (2,114 units)		1,000,000	447,800

			3,337,740	4,314,933	3,762,733

TBG Anesthesia Management, LLC (6%)*	Physician Management	Senior Note (14% Cash, Due11/14)	8,000,000	7,579,320	7,579,320
	Services	Warrant (263 shares)		276,100	276,100

			8,000,000	7,855,420	7,855,420

TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,351,628	4,282,621	4,282,621
		Class A Units (1,495 units)		475,000	409,700
		Class B Units (79 units)		25,000	—

			4,351,628	4,782,621	4,692,321

Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners, LLC (“RTIR”) (4%)*	Pipeline Inspection Services	Subordinated Note (14% Cash, Due 03/14)	5,000,000	4,625,242	4,625,242
		Common Units — RTIR (11 units)		200,000	8,000
		Common Stock Warrants — TIR (7 shares)		321,000	34,700

			5,000,000	5,146,242	4,667,942

Twin-Star International, Inc. (4%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	4,500,000	4,450,037	4,168,000
		Senior Note (4.29%, Due 04/13)	1,287,564	1,287,564	1,145,000

			5,787,564	5,737,601	5,313,000

Wholesale Floors, Inc. (3%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	3,500,000	3,363,335	3,363,335
		Membership Interest Purchase Warrant (4.0%)		132,800	39,800

			3,500,000	3,496,135	3,403,135

Yellowstone Landscape Group, Inc. (9%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	11,294,699	11,080,907	11,080,907

			11,294,699	11,080,907	11,080,907

Zoom Systems (6%)*	Retail Kiosk Operator	Subordinated Note (12.5% Cash, 1.5% PIK, Due 12/14)	8,002,667	7,802,667	7,802,667

			8,002,667	7,802,667	7,802,667

Subtotal Non—Control / Non—Affiliate Investments			142,455,328	143,239,223	138,281,894

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Affiliate Investments:

Asset Point, LLC (4%)*	Asset Management Software	Subordinated Note (12% Cash, 7% PIK, Due 03/13)	$5,417,830	$5,346,346	$5,346,346
	Provider	Membership Units (10 units)		500,000	173,600

			5,417,830	5,846,346	5,519,946

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment	Common Stock (34,100 shares)		200,000	542,400
	Manufacturer	Common Stock Warrant (1,000 shares)		—	14,000

				200,000	556,400

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,713,247	1,400,000
(4) (1%)*		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,946,847	1,400,000

Dyson Corporation (10%)*	Custom Forging and Fastener Supplies	Subordinated Note (12% Cash, 3% PIK, Due 12/13)	10,000,000	9,833,080	9,833,080
		Class A Units (1,000,000 units)		1,000,000	2,634,700

			10,000,000	10,833,080	12,467,780

Equisales, LLC (6%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,547,511	6,479,476	6,479,476
		Class A Units (500,000 units)		500,000	1,375,700

			6,547,511	6,979,476	7,855,176

Flint Acquisition Corporation (2%)*	Specialty Chemical	Preferred Stock (9,875 shares)		308,333	2,571,600
	Manufacturer

				308,333	2,571,600

Genapure Corporation (0%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	641,300

				563,602	641,300

Technology Crops International (4%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,070,492	4,973,767	4,973,767
		Common Units (50 Units)		500,000	500,000

			5,070,492	5,473,767	5,473,767

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Waste Recyclers Holdings, LLC (7%)*	Environmental and Facilities Services	Subordinated Note (8% Cash, 7.5% PIK, Due 08/13)	$4,116,978	$4,048,936	$4,048,936
		Subordinated Note (3% Cash, 12.5% PIK, Due 08/13)	5,734,318	5,666,275	4,920,000
		Class A Preferred Units (300 Units)		2,251,100	—
		Class B Preferred Units (886,835 Units)		886,835	281,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			9,851,296	13,782,829	9,249,936

Subtotal Affiliate Investments			40,687,129	47,934,280	45,735,905

Control Investments:

FCL Graphics, Inc. (3%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	1,562,891	1,558,472	1,514,200
		Senior Note (7.76% Cash, 2% PIK, Due 9/11)	2,005,114	1,999,592	1,943,800
		2nd Lien Note (2.76% Cash, 8% PIK, Due 12/11)	3,200,672	2,994,352	823,000
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			6,768,677	6,552,416	4,281,000

Fischbein, LLC (10%)*	Packaging and Materials Handling	Subordinated Note (12% Cash, 6.5% PIK, Due 05/13)	7,595,671	7,490,171	7,490,171
	Equipment Manufacturer	Class A-1 Common Units (52.5% of Units)		525,000	1,122,300
		Class A Common Units (4,200,000 units)		4,200,000	4,406,700

			7,595,671	12,215,171	13,019,171

Subtotal Control Investments			14,364,348	18,767,587	17,300,171

Total Investments, December 31, 2009 (156%)*			$197,506,805	$209,941,090	$201,317,970

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and payment—in—kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
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

2. INVESTMENTS
     Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio

September 30, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$213,445,647	86%	$197,646,525	82%
Senior debt	8,846,756	4	7,910,691	3
Equity shares	20,136,497	8	27,126,983	11
Equity warrants	3,855,974	2	6,525,000	3
Royalty rights	874,400	—	1,369,200	1

	$247,159,274	100%	$240,435,061	100%

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

     During the three months ended September 30, 2010, the Company made three new investments totaling approximately $26.1 million and four investments in existing portfolio companies totaling approximately $3.9 million. During the nine months ended September 30, 2010, the Company made nine new investments totaling approximately $69.7 million and twelve investments in existing portfolio companies totaling approximately $18.5 million.
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
     In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment—in—kind (“PIK”) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and, (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.
     In valuing equity securities of private companies, the Company considers valuation methodologies consistent with industry practice, including but not limited to (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) publicly available information regarding the valuation of the securities based on recent sales in comparable transactions of private companies and, (iii) when management believes there are comparable companies that are publicly traded, a review of these publicly traded companies and the market multiple of their equity securities.
     The following table presents the Company’s financial instruments carried at fair value as of September 30, 2010 and December 31, 2009, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at September 30, 2010
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$240,578,399	$240,578,399

	$—	$—	$240,578,399	$240,578,399

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$201,317,970	$201,317,970

	$—	$—	$201,317,970	$201,317,970

     The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Fair value of portfolio, beginning of period	$201,317,970	$182,105,291
New investments	88,215,263	27,943,735
Loan origination fees received	(1,713,818)	(540,000)
Proceeds from sale of investment	(5,416,123)	(1,888,384)
Net gains on sale of investment	1,899,034	848,164
Principal repayments received	(48,559,151)	(7,400,722)
Payment—in—kind interest earned	4,476,251	3,587,786
Payment—in—kind interest received	(3,226,488)	(1,579,429)
Accretion of loan discounts	477,513	306,075
Accretion of deferred loan origination revenue	1,065,703	443,135
Unrealized gains (losses) on investments	2,042,245	(15,434,615)

Fair value of portfolio, end of period	$240,578,399	$188,391,036

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Net pre-tax unrealized gains on investments of $884,000 and $1,452,000, respectively, during the three and nine months ended September 30, 2010 are related to portfolio company investments that were still held by the Company as of September 30, 2010. Net pre-tax unrealized losses on investments of $4,580,000 and $15,509,000, respectively, during the three and nine months ended September 30, 2009 are related to portfolio company investments that were still held by the Company as of September 30, 2009.
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
     For the quarter ended March 31, 2010, the Company asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 25% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2010. For the quarter ended June 30, 2010, the Company asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2010. For the quarter ended September 30, 2010, the Company asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2010.
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
Fee Income
     Loan origination, facility, commitment, consent and other advance fees received in connection with loan agreements are recorded as deferred income and recognized as income over the term of the loan. Loan prepayment penalties and loan amendment fees are generally recorded into income when the respective prepayment or loan amendment occurs. Any previously deferred fees are immediately recorded into income upon prepayment of the related loan.
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
     To maintain the Company’s status as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as Amended (the “Code”), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or through a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
Concentration of Credit Risk
     The Company’s investees are generally lower middle—market companies in a variety of industries. At both September 30, 2010 and December 31, 2009, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
     The Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”) each of which holds one or more of the Company’s portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass—through entities) while satisfying the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass—through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.
     For federal income tax purposes, the cost of investments owned at September 30, 2010 was approximately $249.5 million.
4. LONG—TERM DEBT
     At September 30, 2010 and December 31, 2009, the Company had the following debentures guaranteed by the SBA outstanding:

		Prioritized Return	September 30,	December 31,
Issuance/Pooling Date	Maturity Date	(Interest) Rate	2010	2009
SBA Debentures:
September 22, 2004	September 1, 2014	5.539%	$—	$8,700,000
March 23, 2005	March 1, 2015	5.893%	—	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
March 28, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.191%	6,410,000	6,410,000
September 24, 2008	September 1, 2018	6.580%	4,840,000	4,840,000
September 24, 2008	September 1, 2018	6.442%	46,060,000	46,060,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.932%	8,690,000	—
September 22, 2010	September 1, 2020	3.621%	19,400,000	—
September 22, 2010	September 1, 2020	3.500%	4,500,000	—

SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	6,821,466	—

			$139,021,466	$121,910,000

     Interest payments on SBA debentures are payable semi—annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre—payment penalties no longer apply to debentures issued after September 1, 2006. The Company’s SBA Low or Moderate Income (“LMI”) debentures are five-year deferred interest debentures that are issued at a discount to par. The accretion of discount on SBA LMI debentures is included in interest expense in the Company’s consolidated financial statements.
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to three times the amount of its regulatory capital. As of September 30, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of September 30, 2010, the Fund has issued $127.7 million of SBA guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of September 30, 2010, Fund II has issued $12.3 million in face amount of SBA guaranteed debentures, has a leverage commitment from the SBA to issue up to $53.4 million of SBA guaranteed debentures, and has the capacity to issue up to the statutory maximum of $75.0 million, subject to SBA approval. In addition to a one—time 1.0% fee on the total commitment from the SBA, the Company also pays a one—time 2.425% fee on the amount of each SBA debenture issued and a one-time 2.0% fee on the amount of each SBA LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of September 30, 2010, and December 31, 2009 were 5.29% and 5.77%, respectively. As of September 30, 2010, all SBA-guaranteed debentures have been pooled and assigned fixed 10-year rates. The weighted average interest rate as of December 31, 2009 included $115.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.03% and $6.8 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.41%.

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
     The following table presents information with respect to the Plan for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair
	Number of Shares	Value per Share	Number of Shares	Value per Share
Unvested shares, beginning of period	219,813	$10.76	110,800	$11.11
Shares granted during the period	152,944	$12.01	144,812	$10.58
Shares vested during the period	(70,059)	$10.72	(35,799)	$11.11

Unvested shares, end of period	302,698	$11.40	219,813	$10.76

     In the three and nine months ended September 30, 2010, the Company recognized equity-based compensation expense of approximately $0.3 million and $0.8 million, respectively. In the three and nine months ended September 30, 2009, the Company recognized equity-based compensation expense of approximately $0.2 million and $0.5 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations.
     As of September 30, 2010, there was approximately $2.8 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

6. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Per share data:
Net asset value at beginning of period	$11.03	$13.22
Net investment income(1)	1.16	1.25
Net realized gains on investments(1)	0.16	0.11
Net unrealized appreciation (depreciation) on investments(1)	0.20	(1.87)

Total increase (decrease) from investment operations(1)	1.52	(0.51)

Cash dividends/distributions declared	(1.23)	(1.26)
Shares issued pursuant to Dividend Reinvestment Plan	0.05	—
Common stock offerings	0.67	(0.65)
Stock-based compensation	0.07	0.06
Income tax provision(1)	(0.01)	—
Grant of restricted shares	(0.14)	(0.20)
Other(2)	0.03	(0.06)

Net asset value at end of period	$11.99	$10.60

Market value at end of period(3)	$15.98	$12.34

Shares outstanding at end of period	14,885,134	9,827,942
Net assets at end of period	$178,428,821	$104,216,187
Average net assets	$133,569,376	$94,993,552
Ratio of total expenses to average net assets (annualized)	12%	14%
Ratio of net investment income to average net assets (annualized)	14%	14%
Portfolio turnover ratio	25%	5%
Total Return(4)	42%	33%

(1)	Weighted average basic per share data.

(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)	Represents the closing price of the Company’s common stock on the last day of the period.

(4)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.
7. SUBSEQUENT EVENT
     In October 2010, the Company invested $10.8 million in Infrastructure Corporation of America (“ICA”) consisting of subordinated debt with warrants. ICA maintains public transportation infrastructure, including roadways, bridges, toll ways, rest areas and welcome centers. This investment is in support of ICA’s acquisition of full-service engineering firm Florence & Hutcheson, which adds planning, design-build, civil, geotechnical, environmental, construction engineering and inspection, and water resources to ICA’s existing services. Under the terms of the investments, ICA will pay interest on the subordinated debt at a rate of 13% per annum.
     In October 2010, the Company invested $6.0 million in subordinated debt of McKenzie Sports Products, LLC (“McKenzie”). McKenzie is the largest designer and manufacturer of taxidermy forms and supplies used to mount hunting and fishing trophies in the United States. Under the terms of the investments, McKenzie will pay interest on the subordinated debt at a rate of 14% per annum.
     In October 2010, in connection with a restructuring of Waste Recyclers Holdings, LLC (“Waste Recyclers”), the Company exchanged subordinated notes in Waste Recyclers with a cost of approximately $11.2 million for Preferred Units in Waste Recyclers with a fair value of approximately $4.0 million. In connection with this restructuring, the Company recognized a net realized loss of approximately $7.4 million related to the exchange.

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
Forward-Looking Statements
     Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
     Our business is to provide capital to lower middle market companies in the United States. We define lower middle market companies as those with annual revenues between $10.0 and $100.0 million. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $100.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 and $20.0 million.
     We invest primarily in senior and subordinated debt securities secured by first and second lien security interests in portfolio company assets, coupled with equity interests. Our investments generally range from $5.0 to $15.0 million per portfolio company. In certain situations, we partner with other funds to provide larger financing commitments.
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of September 30, 2010, and December 31, 2009, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.1% and 14.7%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.7% and 13.5% as of September 30, 2010 and December 31, 2009, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.1% and 12.5% as of September 30, 2010 and December 31, 2009, respectively.
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
Portfolio Composition
     The total value of our investment portfolio was $240.6 million as of September 30, 2010, as compared to $201.3 million as of December 31, 2009. As of September 30, 2010, we had investments in 41 portfolio companies with an aggregate cost of $247.2 million. As of December 31, 2009, we had investments in 37 portfolio companies with an aggregate cost of $209.9 million. As of both September 30, 2010 and December 31, 2009, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of September 30, 2010 and December 31, 2009, our investment portfolio consisted of the following investments:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio
September 30, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$213,445,647	86%	$197,646,525	82%
Senior debt	8,846,756	4	7,910,691	3
Equity shares	20,136,497	8	27,126,983	11
Equity warrants	3,855,974	2	6,525,000	3
Royalty rights	874,400	—	1,369,200	1

	$247,159,274	100%	$240,578,399	100%

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

Investment Activity
     During the three months ended September 30, 2010, we made three new investments totaling approximately $26.1 million and four debt investments in existing portfolio companies totaling approximately $3.9 million. In addition, we sold one equity investment in a portfolio company for proceeds of approximately $1.3 million, resulting in a realized gain of approximately $0.3 million. We also sold a convertible note investment in a portfolio company for proceeds of approximately $2.3 million, resulting in a realized gain of approximately $0.9 million. We had four portfolio company loans repaid at par totaling approximately $25.9 million and received normal principal repayments and partial loan prepayments totaling approximately $2.8 million in the three months ended September 30, 2010.
     During the nine months ended September 30, 2010, we made nine new investments totaling approximately $69.7 million, eight additional debt investments in existing portfolio companies totaling approximately $17.8 million and five additional equity investments in existing portfolio companies totaling approximately $0.7 million. In addition, we sold three equity investments in portfolio companies for total proceeds of approximately $5.4 million, resulting in realized gains totaling approximately $4.0 million, and converted a subordinated debt investment in one portfolio company to equity, resulting in a realized loss of approximately $3.0 million. We also sold a convertible note investment in a portfolio company for proceeds of approximately $2.3 million, resulting in a realized gain of approximately $0.9 million. We had nine portfolio company loans repaid at par totaling approximately $43.0 million and received normal principal repayments and partial loan prepayments totaling approximately $3.3 million in the nine months ended September 30, 2010.

     During the three months ended September 30, 2009, we made three new investments totaling approximately $18.8 million. We received normal principal repayments and partial loan prepayments totaling approximately $2.5 million in the three months ended September 30, 2009.
     During the nine months ended September 30, 2009, we made four new investment totaling approximately $24.0 million and five additional investments in existing portfolio companies totaling approximately $4.0 million. We sold investments in two portfolio companies for total proceeds of approximately $1.9 million, resulting in realized gains totaling approximately $1.8 million and recognized a realized loss of approximately $1.0 million related to the restructuring of a portfolio company. In addition, we received a full repayment from one portfolio company totaling approximately $2.0 million and received partial repayments of loans from five portfolio companies totaling approximately $4.4 million. In addition, we received normal principal repayments totaling approximately $1.0 million in the nine months ended September 30, 2009.
     Total portfolio investment activity for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Fair value of portfolio, beginning of period	$201,317,970	$182,105,291
New investments	88,215,263	27,943,735
Loan origination fees received	(1,713,818)	(540,000)
Proceeds from sale of investment	(5,416,123)	(1,888,384)
Net gains on sale of investment	1,899,034	848,164
Principal repayments received	(48,559,151)	(7,400,722)
Payment—in—kind interest earned	4,476,251	3,587,786
Payment—in—kind interest received	(3,226,488)	(1,579,429)
Accretion of loan discounts	477,513	306,075
Accretion of deferred loan origination revenue	1,065,703	443,135
Unrealized gains (losses) on investments	2,042,245	(15,434,615)

Fair value of portfolio, end of period	$240,578,399	$188,391,036

Weighted average yield on debt investments at end of period(1)	15.1%	14.4%

Weighted average yield on total investments at end of period(1)	13.7%	13.3%

Weighted average yield on total investments at end of period	12.1%	12.4%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
     As of September 30, 2010, the fair value of our non-accrual assets was approximately $13.2 million, which comprised 5.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $28.4 million, which comprised 11.5% of the total cost of our portfolio. Our non-accrual assets as of September 30, 2010 are as follows:
Gerli and Company
     In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008, we recognized an unrealized loss on our debt investment in Gerli of $1.2 million and in the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Gerli of $0.5 million. In the nine months ended September 30, 2010, we recognized an unrealized gain on our debt investment in Gerli of approximately $0.3 million. As of September 30, 2010, the cost of our debt investment in Gerli is $3.3 million and the fair value of such investment is $1.9 million.
Fire Sprinkler Systems, Inc.
     In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. During 2008, we recognized an unrealized loss of $1.4 million on our subordinated note investment in Fire Sprinkler Systems. In the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Fire Sprinkler Systems of $0.3 million and in the nine months ended September 30, 2010, we recognized an additional unrealized loss on our debt investment in Fire Sprinkler Systems of $0.1 million. As of September 30, 2010, the cost of our debt investment in Fire Sprinkler Systems is $2.5 million and the fair value of such investment is $0.8 million.

American De-Rosa Lamparts, LLC and Hallmark Lighting
     In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting, or collectively, ADL. This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us. As a result, we placed our investment in ADL on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes. In the year ended December 31, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million and in the first quarter of 2010, we recognized an unrealized gain on our investment in ADL of approximately $0.1 million. In June 2010, we converted approximately $3.0 million of our subordinated debt in ADL to equity as part of a restructuring, resulting in realized loss of approximately $3.0 million. As of September 30, 2010, the cost of our investment in ADL was approximately $5.1 million and the fair value of such investment was approximately $4.0 million.
FCL Graphics, Inc. 2nd Lien Note
     During the first eight months of 2009, we received cash interest on our 2nd Lien note in FCL Graphics, Inc., or FCL, at the stated contractual rate (20% per annum as of September 30, 2009). In September 2009, FCL did not make the scheduled interest payments on its 2nd Lien notes. As a result, we placed our 2nd Lien note in FCL on non-accrual status and therefore, under U.S. GAAP, we no longer recognized interest income on our 2nd Lien note investment in FCL for financial reporting purposes. In November 2009, we amended the terms of our note with FCL. The terms of the amendment provide for cash interest at a rate of LIBOR plus 250 basis points per annum and PIK interest at a rate of 8% per annum. In addition, we exchanged approximately $0.4 million of unpaid PIK interest on our FCL 2nd Lien note for common equity in FCL Graphics, resulting in a $0.4 million realized loss. While we are currently recognizing cash interest on our 2nd Lien investment in FCL, we have placed the PIK component of this note on non-accrual status. In the year ended December 31, 2009, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $2.2 million and in the first nine months of 2010, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $0.8 million. As of September 30, 2010, the cost of our 2nd Lien note investment in FCL was approximately $3.0 million and the fair value of our 2nd Lien note investment in FCL was zero.
Waste Recyclers Holdings, LLC
     In 2009, in an effort to address liquidity and working capital constraints at Waste Recyclers Holdings, LLC, or Waste Recyclers, we restructured our debt investments in Waste Recyclers to provide for a lower rate of current cash interest and a higher rate of PIK interest. In addition, in 2009, we recognized an unrealized loss on our debt investments in Waste Recyclers of approximately $0.7 million. We continued to receive scheduled cash interest payments from Waste Recyclers during 2009. In March 2010, Waste Recyclers did not make its scheduled cash interest payments for the first quarter of 2010 and in April 2010, we received notification from Waste Recycler’s senior lender that Waste Recyclers was blocked from making interest payments to us for a period of 180 days. As a result, we placed our debt investments in Waste Recyclers on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our debt investments in Waste Recyclers for financial reporting purposes. In the first nine months of 2010, we recognized an unrealized loss on our debt investments in Waste Recyclers of approximately $6.4 million. As of September 30, 2010, the cost of our debt investments in Waste Recyclers was approximately $11.2 million and the fair value of our debt investments in Waste Recyclers was approximately $4.0 million.
Wholesale Floors, Inc.
     During the first seven months of 2010, we received cash and PIK interest on our subordinated note investment in Wholesale Floors, Inc., or Wholesale Floors. We did not receive scheduled interest payments from Wholesale Floors in August and September 2010 and in October 2010, we received notification from Wholesale Floors’ senior lender that Wholesale Floors was blocked from making interest payments to us. As a result, we placed our debt investments in Wholesale Floors on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our debt investments in Wholesale Floors for financial reporting purposes. In the first nine months of 2010, we recognized an unrealized loss on our subordinated note investment in Wholesale Floors of approximately $0.9 million. As of September 30, 2010, the cost of our debt investment in Wholesale Floors was approximately $3.4 million and the fair value of our debt investment in Wholesale Floors was approximately $2.5 million.

     We are currently involved in discussions with the Wholesale Floors investor group regarding various restructuring alternatives. While there can be no assurance that these discussions will result in terms that are acceptable to us, the Wholesale Floors investor group is working diligently toward an acceptable restructuring.
Results of Operations
Comparison of three months ended September 30, 2010 and September 30, 2009
Investment Income
     For the three months ended September 30, 2010, total investment income was $9.8 million, a 38% increase from $7.1 million of total investment income for the three months ended September 30, 2009. This increase was primarily attributable to a $2.8 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to 1) a net increase in our portfolio investments from September 30, 2009, to September 30, 2010, and 2) an increase in non-recurring fee income of approximately $0.8 million, offset by a decrease in interest income from cash and cash equivalent investments of $0.1 million which resulted from lower average cash balances and lower interest rates in the third quarter of 2010 as compared to the corresponding period in 2009. Non-recurring fee income was approximately $1.0 million for the three months ended September 30, 2010 as compared to $0.2 million for the three months ended September 30, 2009.
Expenses
     For the three months ended September 30, 2010, expenses increased by 24% to $4.2 million from $3.4 million for the three months ended September 30, 2009. The increase in expenses was primarily attributable to a $0.4 million increase in amortization of deferred financing fees associated with the early repayment of certain SBA guaranteed debentures in the third quarter of 2010. The increase in expenses was also partially attributable to a $0.1 million increase in interest expense and a $0.3 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended September 30, 2010 than in the comparable period in 2009. The increase in general and administrative costs in the third quarter of 2010 as compared to the third quarter of 2009 was primarily related to increased compensation costs (including equity-based compensation).
Net Investment Income
     As a result of the $2.7 million increase in total investment income and the $0.8 million increase in expenses, net investment income for the three months ended September 30, 2010 was $5.6 million compared to net investment income of $3.7 million during the three months ended September 30, 2009.
Net Increase/Decrease in Net Assets Resulting From Operations
     In the three months ended September 30, 2010, we realized a gain on the sale of one non-control/non-affiliate investment of approximately $0.3 million and a realized gain of $0.9 million on the repayment of a convertible note from another non-control/non-affiliate investment. In addition, during the three months ended September 30, 2010, we recorded net unrealized appreciation of investments totaling approximately $0.4 million, comprised of 1) unrealized appreciation on 15 investments totaling approximately $5.2 million, 2) unrealized depreciation on 14 investments totaling approximately $4.2 million and 3) unrealized depreciation reclassification adjustments totaling approximately $0.6 million related to the two realized gains discussed above.
     During the three months ended September 30, 2009, we recorded net unrealized depreciation of investments in the amount of $4.5 million, comprised of unrealized depreciation on 17 investments totaling $5.5 million offset by unrealized appreciation on nine investments totaling $1.0 million.
     As a result of these events, our net increase in net assets from operations was $7.2 million for the three months ended September 30, 2010 as compared to a net decrease in net assets from operations of $0.8 million for the three months ended September 30, 2009.
Comparison of nine months ended September 30, 2010 and September 30, 2009
Investment Income
     For the nine months ended September 30, 2010, total investment income was $25.6 million, a 27% increase from $20.2 million of total investment income for the nine months ended September 30, 2009. This increase was primarily attributable to a $5.6 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to 1) a net increase in our portfolio investments from September 30, 2009 to September 30, 2010, and 2) an increase in non-recurring fee income of approximately $1.5 million, offset by a decrease in interest income from cash and cash equivalent investments of $0.2 million which resulted from lower average cash balances and lower interest rates in the first nine months of 2010 as compared to the corresponding period in 2009. Non-recurring fee income was approximately $2.0 million for the nine months ended September 30, 2010, as compared to approximately $0.5 million for the nine months ended September 30, 2009.
Expenses
     For the nine months ended September 30, 2010, expenses increased by 14% to $11.6 million from $10.2 million for the nine months ended September 30, 2009. The increase in expenses was primarily attributable to a $0.4 million increase in amortization of deferred financing fees associated with the early repayment of certain SBA guaranteed debentures in the third quarter of 2010. The increase in expenses was also partially attributable to a $0.3 million increase in interest expense and a $0.7 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the nine months ended September 30, 2010 than in the comparable period in 2009. The increase in general and administrative costs in the first nine months of 2010 was primarily related to increased compensation costs (including equity-based compensation).
Net Investment Income
     As a result of the $5.4 million increase in total investment income and the $1.4 million increase in expenses, net investment income for the nine months ended September 30, 2010 was $14.0 million compared to net investment income of $10.0 million during the nine months ended September 30, 2009.
Net Increase/Decrease in Net Assets Resulting From Operations
     In the nine months ended September 30, 2010, we realized a gain on the sale of one affiliate investment of approximately $3.5 million, a gain on the sale of two non-control/non-affiliate investments totaling approximately $0.5 million, a realized loss on the partial conversion of one non-control/non-affiliate debt investment to equity of approximately $3.0 million and a realized gain of $0.9 million on the repayment of a convertible note from another non-control/non-affiliate investment. In addition, during the nine months ended September 30, 2010, we recorded net unrealized appreciation of investments totaling approximately $2.4 million, comprised of 1) unrealized appreciation on 17 investments totaling approximately $15.5 million, 2) unrealized depreciation on 17 investments totaling approximately $12.3 million and 3) $0.8 million in net unrealized depreciation reclassification adjustments related to the realized gains and realized loss noted above.
     In the nine months ended September 30, 2009, we recorded net realized gains of $0.8 million, consisting primarily of 1) a realized gain on the sale of one investment of $1.8 million and 2) a loss on the recapitalization of another investment of $0.9 million. In the nine months ended September 30, 2009, we recorded net unrealized depreciation of investments in the amount of $15.0 million, comprised of net unrealized depreciation reclassification adjustments totaling $0.6 million related to the sale of one investment and the recapitalization of another investment noted above, as well as unrealized depreciation on 17 investments totaling $17.8 million and unrealized appreciation on 11 investments totaling $3.3 million.
     As a result of these events, our net increase in net assets from operations was $18.2 million for the nine months ended September 30, 2010 as compared to a net decrease in net assets from operations of $4.2 million during the nine months ended September 30, 2009.
Liquidity and Capital Resources
     We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
     In the future, depending on the valuation of the Fund’s assets and Fund II’s assets pursuant to SBA guidelines, the Fund and Fund II may be limited by provisions of the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify as a Regulated Investment Company, or RIC.
Cash Flows
     For the nine months ended September 30, 2010, we experienced a net increase in cash and cash equivalents in the amount of $18.9 million. During that period, our operating activities used $22.2 million in cash, consisting primarily of new portfolio investments of $88.2 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $54.0 million. In addition, financing activities provided $41.1 million of cash, consisting primarily of proceeds from a public stock offering of $41.3 million, borrowings under SBA guaranteed debentures payable of $39.4 million, offset by cash dividends paid in the amount of $15.5 million, repayments of SBA guaranteed debentures of $22.3 million and financing fees paid in the amount of $1.5 million. At September 30, 2010, we had $74.1 million of cash and cash equivalents on hand.

     For the nine months ended September 30, 2009, we experienced a net increase in cash and cash equivalents in the amount of $6.2 million. During that period, our operating activities used $11.3 million in cash, consisting primarily of purchases of investments totaling $27.9 million, offset by sales/repayments of portfolio investments of $9.3 million. In the nine months ended September 30, 2009, financing activities provided $17.6 million of cash, consisting of proceeds from our public stock offerings of $27.1 million, net of cash dividends and distributions to stockholders totaling $9.3 million. At September 30, 2009, we had $33.4 million of cash and cash equivalents on hand.
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
     As of September 30, 2010, the Fund has issued $127.7 million of SBA guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of September 30, 2010, Fund II has issued $12.3 million in face amount of SBA guaranteed debentures, has a leverage commitment from the SBA to issue up to $53.4 million of SBA guaranteed debentures, and has the capacity to issue up to the statutory maximum of $75.0 million, subject to SBA approval. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA guaranteed debentures as of September 30, 2010 was 5.29%. As of September 30, 2010, all SBA guaranteed debentures have been pooled and assigned fixed 10-year interest rates.
Distributions to Stockholders
     We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the “Code,” and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2009, 2008 and 2007 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
     The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or “ICTI,” as defined by the Code. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
Recent Developments
     In October 2010, we invested $10.8 million in Infrastructure Corporation of America, or ICA, consisting of subordinated debt with warrants. ICA maintains public transportation infrastructure, including roadways, bridges, toll ways, rest areas and welcome centers. This investment is in support of ICA’s acquisition of full-service engineering firm Florence & Hutcheson, which adds planning, design-build, civil, geotechnical, environmental, construction engineering and inspection, and water resources to ICA’s existing services. Under the terms of the investments, ICA will pay interest on the subordinated debt at a rate of 13% per annum.
     In October 2010, we invested $6.0 million in subordinated debt of McKenzie Sports Products, LLC, or McKenzie. McKenzie is the largest designer and manufacturer of taxidermy forms and supplies used to mount hunting and fishing trophies in the United States. Under the terms of the investments, McKenzie will pay interest on the subordinated debt at a rate of 14% per annum.
     In October 2010, in connection with a restructuring of Waste Recyclers Holdings, LLC, or Waste Recyclers, we exchanged subordinated notes in Waste Recyclers with a cost of approximately $11.2 million for Preferred Units in Waste Recyclers with a fair value of approximately $4.0 million. In connection with this restructuring, we recognized a net realized loss of approximately $7.4 million related to the exchange.
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
     ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or to transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

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
     In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. We also use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating (discussed below), (ii) the portfolio company’s current TTM results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and, (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.

     In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including but not limited to (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) publicly available information regarding the valuation of the securities based on recent sales in comparable transactions of private companies and, (iii) when management believes there are comparable companies that are publicly traded, a review of these publicly traded companies and the market multiple of their equity securities.
     Unrealized appreciation or depreciation on portfolio investments are recorded as increases or decreases in investments on the balance sheets and are separately reflected on the statements of operations in determining net increase or decrease in net assets resulting from operations.
     Duff & Phelps, LLC, or Duff & Phelps, an independent valuation firm, provides third party valuation consulting services to us, which consist of certain limited procedures that we identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio.
     For the quarter ended March 31, 2010, we asked Duff & Phelps to perform the procedures on investments in seven portfolio companies comprising approximately 25% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of March 31, 2010. For the quarter ended June 30, 2010, we asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 29% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of June 30, 2010. For the quarter ended September 30, 2010, we asked Duff & Phelps to perform the procedures on investments in eight portfolio companies comprising approximately 26% of the total investments at fair value (exclusive of the fair value of new investments made during the quarter) as of September 30, 2010. Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did not appear to be unreasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.
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

     We may have to include in our taxable income, or ICTI, PIK interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount.
Recently Issued Accounting Standards
     In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, or Topic 820. This update improves disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic, or Subtopic 820-10 of the FASB Standards Codification, originally issued as FASB Statement No. 157, Fair Value Measurements. These improved disclosure requirements will provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. We adopted these changes beginning with its financial statements for the quarter ended March 31, 2010. The adoption of these changes did not have a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Beginning in late 2007, the United States entered a recession, and as the economy continued to deteriorate in 2008, spending by both consumers and businesses declined significantly, which has impacted the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate, and on certain of our portfolio companies as well.
     During 2009, we experienced write-downs in our portfolio, several of which were due to declines in the operating performance of certain portfolio companies. In the first nine months of 2010, the fair value of our portfolio as a whole remained relatively flat with the fair value as of December 31, 2009.
     As of September 30, 2010, the fair value of our non-accrual assets was approximately $13.2 million, which comprised approximately 5.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $28.4 million, or 11.5% of the total cost of our portfolio. In addition to these non-accrual assets, as of September 30, 2010, we had, on a fair value basis, approximately $4.3 million of debt investments, or 1.8% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of September 30, 2010 was approximately $5.8 million, or 2.3% of the total cost of our portfolio.
     While the equity and debt markets have recently improved, these stressed conditions may continue for a prolonged period of time or worsen in the future. In the event that the economy deteriorates further, the financial position and results of operations of certain of the middle-market companies in our portfolio could be further affected adversely, which ultimately could lead to difficulty in our portfolio companies meeting debt service requirements and lead to an increase in defaults. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.
     In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2010, we were not a party to any hedging arrangements.
     As of September 30, 2010, approximately 94.8%, or $210.8 million of our debt portfolio investments bore interest at fixed rates and approximately 5.2%, or $11.5 million of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.2 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates.

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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Sales of Unregistered Securities
     During the nine months ended September 30, 2010, we issued a total of 288,296 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was $4,033,504.
     Issuer Purchases of Equity Securities
     During the nine months ended September 30, 2010, there were elections by employees to surrender 18,617 shares of common stock upon vesting of shares of restricted stock to cover tax withholding obligations. The aggregate purchase price for the shares of common stock was $234,912.
     Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock to satisfy our Dividend Reinvestment Plan obligations during the nine months ended September 30, 2010.
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

TRIANGLE CAPITAL CORPORATION
Date: November 3, 2010	/s/ Garland S. Tucker III
Garland S. Tucker III
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 3, 2010	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: November 3, 2010	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.