Form 10-K
period 2010-12-31
Triangle Capital CORP
filed 2011-03-09
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33130

Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1798488 (I.R.S. Employer Identification No.)
3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina (Address of principal executive offices)	27612 (Zip Code)

Registrant’s telephone number, including area code:
(919) 719-4770
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $160,898,731.

The number of shares outstanding of the registrant’s Common Stock on March 7, 2011 was 18,508,090.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K, and certain exhibits previously filed with the Securities and Exchange commission are incorporated by reference into Part IV of this Annual Report.

TRIANGLE CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

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

We are a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring 100% of the equity interests in Triangle Mezzanine Fund LLLP (the “Fund”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in our initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). On December 15, 2009, Triangle Mezzanine Fund II, LP (“Fund II”) was organized as a limited partnership under the laws of the State of Delaware. The Fund’s Small Business Investment Company (“SBIC”) license became effective on September 11, 2003 and Fund II’s SBIC license became effective on May 26, 2010. Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to the Fund prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including the Fund and Fund II, after the IPO. At the time of closing of the IPO, we consummated the following formation transactions (“Formation Transactions”):

•	We acquired 100% of the limited partnership interests in the Fund, which became our wholly owned subsidiary, retained its license by the United States Small Business Administration (the “SBA”) to operate as an SBIC, continued to hold its existing investments and made new investments with the net proceeds of the IPO.

•	We acquired 100% of the equity interests in TML.

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

Overview of our Business

We are a specialty finance company that provides customized financing to lower middle market companies located throughout the United States. We define lower middle market companies as those having annual revenues between $10.0 and $100.0 million. Our investment objective is to seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments. Our investment philosophy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies.

We focus on investments in companies with a history of generating revenues and positive cash flow, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $100.0 million and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 and $20.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.

Our investments generally range from $5.0 to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments. We are continuing to operate the Fund and Fund II as SBICs and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2010, we had investments in 48 portfolio companies, with an aggregate cost of $324.0 million.

Our Business Strategy

We seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments by:

•	Focusing on Underserved Markets. We believe that broad-based consolidation in the financial services industry coupled with operating margin and growth pressures have caused financial institutions to de-emphasize services to lower middle market companies in favor of larger corporate clients and capital market transactions. We believe these dynamics have resulted in the financing market for lower middle market companies to be underserved, providing us with greater investment opportunities.

•	Providing Customized Financing Solutions. We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. Typically we invest in senior and subordinated debt securities, coupled with equity interests. We believe our ability to customize financing arrangements makes us an attractive partner to lower middle market companies.

•	Leveraging the Experience of Our Management Team. Our senior management team has extensive experience advising, investing in, lending to and operating companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies in the capacity of executive officers. We believe this diverse experience provides us with an in depth understanding of the strategic, financial and operational challenges and opportunities of lower middle market companies. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

•	Applying Rigorous Underwriting Policies and Active Portfolio Management. Our senior management team has implemented rigorous underwriting policies that are followed in each transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which we believe allows us to better assess the company’s prospects. After investing in a company, we monitor the investment closely, typically receiving monthly, quarterly and annual financial statements. We analyze and discuss in detail the company’s financial performance with management in addition to participating in regular board of directors meetings. We believe that our initial and ongoing portfolio review process allows us to monitor effectively the performance and prospects of our portfolio companies.

•	Taking Advantage of Low Cost Debentures Guaranteed by the SBA. Our license to do business as an SBIC allows us to issue fixed-rate, low interest debentures which are guaranteed by the SBA and sold in the capital markets, potentially allowing us to increase our net interest income beyond the levels achievable by other BDCs utilizing traditional leverage.

•	Maintaining Portfolio Diversification. While we focus our investments in lower middle market companies, we seek to invest across various industries. We monitor our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance we seek to reduce the effects of economic downturns associated with any particular industry or market sector. However, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

•	Utilizing Long-Standing Relationships to Source Deals. Our senior management team maintains extensive relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that our network of relationships will continue to produce attractive investment opportunities.

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

We primarily invest in subordinated notes and invest in senior secured debt on a more limited basis. Subordinated notes are junior to senior secured debt. Our subordinated note investments and senior secured debt investments generally have terms of three to seven years. Our subordinated debt investments generally provide for fixed interest rates between 12.0% and 17.0% per annum and our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 350 basis points to LIBOR plus 950 basis points per annum. Our subordinated note investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment in kind, or PIK interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as we have to pay out such accrued interest as dividends to our stockholders, and we may have to borrow money or raise additional capital in order to meet the requirement of having to pay out at least 90.0% of our taxable income to continue to qualify as a Regulated Investment Company, or RIC, for federal tax purposes. At December 31, 2010, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.1% , the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.7% and the weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.9%.

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

Investment Committees

Triangle Capital Corporation has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Capital Corporation or any of its subsidiaries, other than investments made by the Fund and Fund II. The members of the Triangle Capital Corporation investment committee are Messrs. Garland S. Tucker, III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and David F. Parker.

The Fund has an investment committee that is responsible for all aspects of our investment process relating to investments made by the Fund. The members of the Fund’s investment committee are Messrs. Garland S. Tucker, III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and David F. Parker.

Fund II has an investment committee that is responsible for all aspects of our investment process relating to investments made by Fund II. The members of Fund II’s investment committee are Messrs. Garland S. Tucker, III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, and Cary B. Nordan. For purposes of the discussion herein, any reference to the “investment committee” refers to the investment committee of Triangle Capital Corporation, the investment committee of the Fund and the investment committee of Fund II.

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

In most circumstances, we utilize outside experts to review the legal affairs, accounting systems, and, where appropriate, we engage specialists to investigate issues like environmental matters and general industry outlooks. During the underwriting process, significant attention is given to sensitivity analyses and how companies might be expected to perform in a protracted “downside” operating environment. In addition, we analyze key financing ratios and other industry metrics, including total debt to EBITDA, EBITDA to fixed charges, EBITDA to total interest expense, total debt to total capitalization and total senior debt to total capitalization.

Upon completion of a satisfactory due diligence review and as part of our evaluation of a proposed investment, the underwriting team prepares an Investment Memorandum for presentation to our investment committee. The Investment Memorandum includes information about the potential portfolio company such as its history, business strategy, potential strengths and risks involved, analysis of key customers and suppliers, third party consultant findings, expected returns on investment structure, anticipated sources of repayment and exit strategies, analysis of historical financial statements, and potential capitalization and ownership.

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

Documentation and Closing

The underwriting team is responsible for all documentation related to investment closings. In addition, we rely on law firms with whom we have worked on multiple transactions to help us complete the necessary documentation associated with transaction closings. If a transaction changes materially from what was originally approved by the investment committee, the underwriting team requests a formal meeting with the investment committee to communicate the contemplated changes. The investment committee has the right to approve the amended transaction structure, to suggest alternative structures or not to approve the contemplated changes.

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

Each portfolio company debt investment is rated based upon the following numeric investment rating system:

Investment
Rating	Description

10	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment has been positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.
9	Investment is performing above original expectations and possibly 30.0% or more above original projections provided by the portfolio company. Investment may have been or is soon to be positively influenced by an unforeseen external event. Full return of principal and interest is expected. Capital gain is expected.
8	Investment is performing above original expectations and possibly 21.0% to 30.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Capital gain is expected.
7	Investment is performing above original expectations and possibly 11.0% to 20.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.
6	Investment is performing above original expectations and possibly 5.0% to 10.0% above original projections provided by the portfolio company. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain exists.
5	Investment is performing in line with original expectations. Full return of principal and interest is expected. Depending on age of transaction, potential for capital gain may be expected.
4	Investment is performing below original expectations, but no covenant defaults have occurred. Full return of principal and interest is expected. Potential for capital gain may still be expected.
3	Investment is in default of transaction covenants but interest payments are current. No loss of principal is expected.
2	Investment is in default of transaction covenants and interest (and possibly principal) payments are not current. A principal loss of between 1.0% and 33.0% is expected.
1	Investment is in default of transaction covenants and interest (and possibly principal) payments are not current. A principal loss of between 34.0% and 67.0% is expected.
0	Investment is in default and a principal loss of between 68.0% and 100.0% is expected.

Valuation Process and Determination of Net Asset Value

Valuation Process

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments. We have established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. ASC Topic 820, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. As discussed below, we have engaged an independent valuation firm to assist us in our valuation process.

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

We evaluate the investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. Additionally, we consider some or all of the following factors:

•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the size of the security held as it relates to the liquidity of the market for such security;

•	any pending public offering of common stock by the issuer of the security;

•	pending reorganization activity affecting the issuer, such as merger or debt restructuring;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	financial statements and reports from portfolio company senior management and ownership;

•	the type of security, the security’s cost at the date of purchase and any contractual restrictions on the disposition of the security;

•	discount from market value of unrestricted securities of the same class at the time of purchase;

•	special reports prepared by analysts;

•	information as to any transactions or offers with respect to the security and/or sales to third parties of similar securities;

•	the issuer’s ability to make payments and the type of collateral securing the investment;

•	the current and forecasted earnings of the issuer;

•	statistical ratios compared to lending standards and to other similar securities; and

•	other pertinent factors.

In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes any the amortized original issue discount, unamortized loan origination fees, and PIK interest, if any. We also use the risk rating system discussed above under “Investment Rating System” to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.

In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including but not limited to (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) publicly available information regarding the valuation of the securities based on recent sales in comparable transactions of private companies, and (iii) when management believes there are comparable companies that are publicly traded, a review of these publicly traded companies and the market multiple of their equity securities.

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

Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to us, which consist of certain limited procedures that we identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, we generally request Duff & Phelps to perform the procedures on a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio. For a further discussion of Duff & Phelps’ procedures, see the section entitled “Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report.

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

Competition

We compete for investments with a number of investment funds (including private equity funds, mezzanine funds and other SBICs) and BDCs, as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we compete with these entities primarily on the basis of our willingness to make smaller investments, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.

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

Brokerage Allocation and Other Practices

Since we generally acquire and dispose of our investments in privately negotiated transactions, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. We did not pay any brokerage commissions during the years ended December 31, 2010, 2009 or 2008 in connection with the acquisition and/or disposal of our investments.

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

We intend to use primarily newly issued shares to implement the plan, so long as our shares are trading at or above net asset value. If our shares are trading below net asset value, we intend to purchase shares in the open market in connection with our implementation of the plan. If we use newly issued shares to implement the plan, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on the New York Stock Exchange, or the NYSE, on the dividend payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, at the average of their reported bid and asked prices. If we purchase shares in the open market to implement the plan, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the average price per share for all shares purchased by the Plan Administrator in the open market in connection with the dividend. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

There will be no brokerage charges or other charges to stockholders who participate in the plan. However, certain brokerage firms may charge brokerage charges or other charges to their customers. We will pay the plan administrator’s fees under the plan. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.

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

Employees

At December 31, 2010, we employed seventeen individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.

Election to be Regulated as a Business Development Company and Regulated Investment Company

We and the Fund are closed-end, non-diversified management investment companies that have elected to be treated as BDCs under the 1940 Act. In addition, we and the Fund have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our election to be regulated as a BDC and our election to be treated as a RIC for federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations are outlined below.

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

As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met our minimum distribution requirements for 2008, 2009 and 2010 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, we have certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for GAAP purposes, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass — through entities) and still satisfy the RIC tax requirement that at least 90.0% of the RIC’s gross income for federal income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass — through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

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

Exemptive Relief

The 1940 Act prohibits certain transactions between us, the Funds, as well as our and their affiliates, without first obtaining an exemptive order from the SEC. We and the Fund initially filed a joint exemptive application with the SEC in 2007 and then received exemptive relief to our amended exemptive application in 2008. In 2010, we jointly filed with the Fund and Fund II another amendment to the exemptive application requesting relief under various sections of the 1940 Act to permit us, as the BDC parent, the Fund, as a BDC and our SBIC subsidiary, and Fund II, as our SBIC subsidiary, to operate effectively as one company for 1940 Act regulatory purposes. Specifically, the application requested relief for us and the Funds to (a) engage in certain transactions with each other, (b) invest in securities in which the other is an investor and engage in transactions with portfolio companies that would not otherwise be prohibited if we and the Funds were one company, (c) be subject to modified consolidated asset coverage requirements for senior securities issued by Triangle Capital Corporation and the Funds as SBIC subsidiaries and (d) allow the Funds to file reports under the Securities Exchange Act of 1934 (the “Exchange Act”) on a consolidated basis with Triangle Capital Corporation, the parent BDC. On October 22, 2010, the SEC issued an exemptive relief order approving our requests.

In addition, under current SEC rules and regulations, BDCs may not grant options or restricted stock to directors who are not officers or employees of the BDC. Similarly, under the 1940 Act, BDCs cannot issue stock for services to their executive officers and employees other than options, warrants and rights to acquire capital stock. In March 2008, we received an exemptive relief order from the SEC that (a) permits us to grant restricted stock to our independent directors as a part of their compensation for service on our Board and (b) permits us to grant restricted stock in exchange for or in recognition of services by our executive officers and employees.

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

(4) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance (other than conventional lending or financing arrangements).

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

Code of Business Conduct and Ethics and Corporate Governance Guidelines

We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” and corporate governance guidelines, which collectively cover ethics and business conduct. These documents apply to our directors, officers and employees. Our Code of Business Conduct and Ethics and corporate governance guidelines are available on the Investor Relations section of our website at the following URL: http://ir.tcap.com/governance.cfm. We will report any amendments to or waivers of a required provision of our

Code of Business Conduct and Ethics and corporate governance guidelines on our website or in a Current Report on Form 8-K.

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

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in a manner which we believe will be in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

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

We are periodically examined by the SEC for compliance with the 1940 Act.

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

Small Business Administration Regulations

The Fund and Fund II are licensed by the Small Business Administration, or SBA, to operate as Small Business Investment Companies, or SBICs, under Section 301(c) of the Small Business Investment Act of 1958. The Fund’s SBIC license became effective on September 11, 2003 and Fund II’s SBIC license became effective on May 26, 2010.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The Fund and Fund II have typically invested in senior and subordinated debt, acquired warrants and/or made equity investments in qualifying small businesses.

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18.0 million and have average annual net income after federal income taxes not exceeding $6.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote between 20.0% and 25.0% of its investment activity to “smaller” concerns as defined by the SBA. The exact percentage depends upon, among other factors, the date that the SBIC was licensed, when it obtained leverage commitments, the amount of leverage drawn and when financings occur. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the portfolio company at the time of the follow on investment, up to the time of the portfolio company’s initial public offering.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries, and to certain “passive” (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than 30.0% of the SBIC’s regulatory capital in any one portfolio company.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to two times (and in certain cases, up to three times) the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2010, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million and $225.0 million for a group of SBICs under common control. As of December 31, 2010, the Fund has issued the maximum $150.0 million of SBA guaranteed debentures. As of December 31, 2010, Fund II has issued $53.4 million in face amount of SBA guaranteed debentures and has a leverage commitment from the SBA to issue the remaining $21.6 million of the $75.0 million statutory maximum of SBA guaranteed debentures. The weighted average interest rates for all SBA guaranteed debentures as of December 31, 2010 was 3.95%. The weighted average interest rate as of December 31, 2010 included $139.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 5.29% and $63.4 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.00%.

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

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA. The Fund was audited by the SBA during 2010, and no findings were disclosed as a result of the audit.

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

The New York Stock Exchange Corporate Governance Regulations

The NYSE has adopted corporate governance regulations that listed companies must comply with. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.

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

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for each calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

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

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 15.0% (currently through 2012). In this regard, it is anticipated that distributions paid by us will generally not be Qualifying Dividends and, therefore, generally will not qualify for the preferential rate applicable to Qualifying Dividends. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains at a maximum rate of 15.0% (currently through 2012) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its shares of our common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

We intend to retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but to generally designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Because we expect to pay tax on any retained capital gains at our regular corporate tax rate, and because that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual U.S. stockholders will be treated as having paid will exceed the tax they owe on the capital gain distribution and such excess generally may be refunded or claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for his, her or its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

In any fiscal year, we may elect to make distributions to our stockholders in excess of our taxable earnings for that fiscal year. As a result, a portion of those distributions may be deemed a return of capital to our stockholders.

The Internal Revenue Service permits certain distributions made by a RIC consisting of both cash and its stock to be treated as dividend distributions for purposes of satisfying the annual distribution requirements applicable to RICs. Based on that guidance, if we satisfy certain requirements, including the requirement that at least 10% of the total value of any such distribution consists of cash, the cash and our shares that we distribute will be treated as a dividend, to the extent of our earnings and profits. If we make such a distribution to our stockholders, each of our stockholders will be required to treat the total value of the distribution that each stockholder receives as a dividend, to the extent of each stockholder’s pro-rata share of our earnings and profits, regardless of whether such stockholder receives cash, our shares or a combination of cash and our shares.

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

In general, individual U.S. stockholders are subject to a maximum federal income tax rate of 15.0% (currently through 2012) on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35.0% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service (including the amount of dividends, if any, eligible for the 15.0% maximum rate (currently through 2012)). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because our income generally will not consist of Qualifying Dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We may be required to withhold U.S. federal income tax (“backup withholding”) at a rate of 28.0% (currently through 2012) from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

Distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30.0% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. For taxable years beginning before 2012, we generally will not be required to withhold any amounts with respect to distributions of (i) U.S.-source interest income that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, and (ii) net short-term capital gains in excess of net long-term capital losses that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, in each case only to the extent that such distributions are properly reported by us as “interest-related dividends” or “short-term capital gain dividends,” as the case may be, and certain other requirements are met. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, and, if an income tax treaty applies, attributable to a permanent establishment in the United States, we will not be required to withhold U.S. federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)

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

We have adopted a code of ethics for Triangle Capital Corporation, the Fund and Fund II, which we call our “Code of Business Conduct and Ethics,” which every director, officer and employee is expected to observe. Our Code of Business Conduct and Ethics is publicly available on our website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm and is referenced in this Annual Report as Exhibit 14.1.

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

Even if we are able to grow and build upon our investment operations in a manner commensurate with the increased capital available to us as a result of recent offerings of our common stock, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report, it could negatively impact our ability to pay distributions and cause you to lose part or all of your investment.

Recent market conditions have impacted debt and equity capital markets in the United States, and we do not know if these conditions will improve in the near future.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Since March 2009, there have been signs that the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and many public stock market indices have experienced positive total returns. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement since the second quarter of 2009. However, while financial conditions have improved, domestic unemployment rates remain high, and economic activity remains subdued. In addition, there are early signs that many businesses and industries are experiencing inflationary pressures, both internationally and domestically. These conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.

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

A large number of entities compete with us to make the types of investments that we make in target companies. We compete for investments with investment funds (including private equity funds and mezzanine funds) and other BDCs, as well as traditional financial services companies such as commercial and investment banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also invest in lower middle market companies. As a result, competition for investment opportunities in lower middle market companies is intense. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We are dependent upon our executives for our future success.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities.  Currently we, through our SBIC subsidiaries, issue debt securities guaranteed by the SBA. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

•	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common stockholders.

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

•	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock.  We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 5, 2010, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 4, 2011 or the date of our 2011 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Reform Act became effective on July 21, 2010, although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Reform Act or its implementing regulations will have on our business, results of operations or financial condition.

Our SBIC subsidiaries are licensed by the SBA, and therefore subject to SBA regulations.

Our SBIC subsidiaries are licensed to act as SBICs and are regulated by the SBA. Pursuant to the SBA regulations, an SBIC can provide financing in the form of debt and/or equity to “eligible” small businesses. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause our SBIC subsidiaries, and us, as their parent, to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If our SBIC subsidiaries fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBIC subsidiaries’ use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBIC subsidiaries from making new investments. In addition, the SBA can remove the general partner of our SBIC subsidiaries and have a receiver appointed, or revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are wholly owned.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, our stockholders experience increased risks associated with investing in our common stock. Our SBIC subsidiaries issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

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

On December 31, 2010, we had $202.5 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of 3.95%. The calculation of this weighted average interest rate includes i) the interim rates charged on $63.4 million of SBA guaranteed debentures that have not yet been pooled and ii) the fixed rates charged on $139.1 million of pooled SBA guaranteed debentures. The unpooled SBA-guaranteed debentures have a weighted average interim interest rate of 1.00% and the pooled SBA guaranteed debentures have a weighted average interest rate of 5.29%.

Our ability to achieve our investment objective may depend in part on our ability to achieve additional leverage on favorable terms by issuing debentures guaranteed by the SBA or by borrowing from banks, or insurance companies, and there can be no assurance that such additional leverage can in fact be achieved.

SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of three times its regulatory capital. As of December 31, 2010, the Fund had issued the maximum $150.0 million of SBA guaranteed debentures. As of December 31, 2010, Fund II had issued $53.4 million in face amount of SBA guaranteed debentures and has a leverage commitment from the SBA to issue the remaining $21.6 million of the $75.0 million statutory maximum of SBA guaranteed debentures. While we cannot presently predict whether or not we will borrow the maximum permitted amount, if we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the current status of our SBIC subsidiaries as SBICs does not automatically assure that our SBIC subsidiaries will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies and available SBA funding. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by our SBIC subsidiaries.

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. Our SBIC subsidiaries will need to generate sufficient cash flow to make required interest payments on the debentures. If our SBIC subsidiaries are unable to meet their financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate our SBIC subsidiaries or the SBA exercises its remedies under such debentures as the result of a default by us. In addition, the SBA must approve our independent directors before our SBIC subsidiaries will be permitted to issue additional debentures guaranteed by the SBA.

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

Our Board of Directors has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from any future offerings of our common stock and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those contemplated at the time of the offering.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our status as a regulated investment company under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.

We have elected to be treated as a RIC under the Code, which generally will allow us to avoid being subject to corporate-level U.S. federal income tax. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We will be subject to a 4.0% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

•	The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

We may not be able to pay you distributions, our distributions may not grow over time, and a portion of distributions paid to you may be a return of capital.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, our SBIC subsidiaries’ compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits, recognized capital gain or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal income tax purposes.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Material U.S. Federal Income Tax Considerations — Taxation as a RIC.

You may receive shares of our common stock as distributions which could result in adverse tax consequences to you.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash. As long as a portion of such distribution is paid in cash (which portion can be as low as 10% for our taxable years ending on or before December 31, 2011) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though a portion of the distribution was paid in shares of our common stock.

You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.

Our SBIC subsidiaries, as SBICs, may be unable to make distributions to us that may harm our ability to meet regulated investment company requirements, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify as a RIC, we will be required to distribute on an annual basis substantially all of our taxable income, including income from our subsidiaries, including our SBIC subsidiaries. As the majority of our investments are generally held by our SBIC subsidiaries, we will be substantially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our status as a RIC. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of corporate-level U.S. federal income tax on us.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a regulated investment company, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

In order to satisfy the requirements applicable to a RIC and to avoid payment of U.S. federal excise tax, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we became a RIC, some or all of which we may retain, pay applicable U.S. federal income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on May 5, 2010, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 4, 2011 or the date of our 2011 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We, our SBIC subsidiaries and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain lower-cost leverage and, therefore, our competitive advantage over other finance companies.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements and certain SBA diversification requirements for our investments held by our two wholly-owned SBIC subsidiaries, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our regulated investment company asset diversification requirements and certain SBA diversification requirements for our investments held by our two wholly-owned SBIC subsidiaries, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Since March 2009, there have been signs that the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and many public stock market indices have experienced positive total returns. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement since the second quarter of 2009. However, while financial conditions have improved, domestic unemployment rates remain high, and economic activity remains subdued. In addition, there are early signs that many businesses and industries are experiencing inflationary pressures, both internationally and domestically.

Many of our current and/or future portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non- performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing some of our debt investments and the value of our equity investments. A prolonged economic slowdown or recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in investment income, net investment income, assets, and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

Our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned middle-market businesses. Compared to larger publicly owned companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the management talents and efforts of an individual or a small group of persons. The loss of any of their key employees could affect their ability to compete effectively and harm their financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay their obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

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

As of December 31, 2010, the fair value of our non-accrual assets was approximately $9.6 million, which comprised approximately 3.0% of the total fair value of our portfolio. The fair value of these non-accrual assets was less than cost as of December 31, 2010. In addition, as of December 31, 2010, we had, on a fair value basis, approximately $12.0 million of debt investments, or 3.7% of the total fair value of our portfolio, which were current with respect to scheduled interest and principal payments, but which were carried at less than cost. In light of current economic conditions, certain of our portfolio companies may be unable to service our debt investments on a timely basis. These conditions may also decrease the value of collateral securing some of our debt investments, as well as the value of our equity investments. As a result, the number of non-performing assets in our portfolio may increase, and the overall value of our portfolio may decrease, which could lead to financial losses in our portfolio and a decrease in our investment income, net investment income, dividends and assets.

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

Most of our debt investments will bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, a situation which could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. At our Annual Stockholders Meeting on May 5, 2010, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 4, 2011 or the date of our 2011 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.

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

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital. The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	inability to obtain certain exemptive relief from the SEC;

•	loss of RIC status or either of our SBIC subsidiaries’ status as an SBIC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	loss of a major funding source;

•	fluctuations in interest rates;

•	the operating performance of companies comparable to us;

•	departure of our key personnel;

•	global or national credit market changes; and

•	general economic trends and other external factors.

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

Beginning in the third quarter of 2007, the U.S. economy and financial markets have been experiencing a high level of volatility, disruption and stress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy entered a recession, which was severe and prolonged. Similar conditions have occurred in the financial markets and economies of numerous other countries and could worsen, both in the U.S. and globally. These conditions have raised the level of many of the risks described herein and could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. The stress in the credit market and upon banks has led other creditors to tighten credit and the terms of credit. In certain cases, senior lenders to our customers can block payments by our customers in respect of our loans to such customers. In turn, these could have adverse effects on our business, financial condition, results of operations, dividend payments, access to capital, valuation of our assets and our stock price. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future.

If, in the future, we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

At our annual meeting of stockholders held on May 5, 2010, our stockholders approved our ability to sell an unlimited number of shares of our common stock at any level of discount from net asset value per share for a period of one year ending on the earlier of May 4, 2011 or the date of our 2011 annual meeting of stockholders. If we issue or sell shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such sales may adversely affect the price at which our common stock trades.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

As of December 31, 2010, we had 14,928,987 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors. Specifically, our Board of Directors may adopt resolutions to classify our Board of Directors so that stockholders do not elect every director on an annual basis. Also, our charter provides that a director may be removed only for cause by the vote of at least two-thirds of the votes entitled to be cast for the election of directors generally. In addition, our bylaws provide that a special meeting of stockholders may be called by the stockholders only upon the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting.

In addition, subject to the provisions of the 1940 Act, our charter permit our Board of Directors, without stockholder action, to authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Subject to compliance with the 1940 Act, our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock.

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

Item 3.	Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Holders

Our common stock began trading on the Nasdaq Global Select Market under the symbol “TCAP” on February 15, 2007. Prior to that date, there was no established public trading market for our common stock. On December 29, 2010, we transferred our listing of common stock to the New York Stock Exchange, or NYSE, under the existing ticker symbol “TCAP”. As a result of our transfer, we voluntarily ceased trading on the Nasdaq Global Select Market. The following table sets forth the range of high and low intraday sales prices per share of our common stock as reported on the respective exchange for the periods indicated.

	High	Low

First Quarter of 2009	$12.92	$5.21
Second Quarter of 2009	12.38	7.50
Third Quarter of 2009	12.77	10.26
Fourth Quarter of 2009	13.28	10.95
First Quarter of 2010	14.53	11.45
Second Quarter of 2010	16.38	12.16
Third Quarter of 2010	16.81	14.06
Fourth Quarter of 2010	20.97	15.90

As of March 7, 2011, there were approximately 62 holders of record of the common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions Declared

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.

The following table summarizes our distributions declared during the years ended December 31, 2009 and 2010:

	Record	Payment
Date Declared	Date	Date	Amount

February 13, 2009	February 27, 2009	March 13, 2009	0.05
March 11, 2009	March 25, 2009	April 8, 2009	0.40
June 16, 2009	July 9, 2009	July 23, 2009	0.40
September 23, 2009	October 8, 2009	October 22, 2009	0.41
December 1, 2009	December 22, 2009	January 5, 2010	0.41
March 11, 2010	March 25, 2010	April 8, 2010	0.41
June 1, 2010	June 15, 2010	June 29, 2010	0.41
August 25, 2010	September 8, 2010	September 22, 2010	0.41
December 1, 2010	December 15, 2010	December 29, 2010	0.42

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

The table below shows the detail of our distributions for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010		2009
	Amount	% of Total	Amount	% of Total

Ordinary income	$1.61	97.6%	$1.62	97.0%
Capital gains	0.04	2.4	0.05	3.0

Total reported on tax Form 1099-DIV	$1.65	100.0%	$1.67	100.0%

Ordinary income is reported on Form 1099-DIV as either qualified or non-qualified and capital gains are reported on Form 1099-DIV in various subcategories which have differing tax treatments to stockholders. Those subcategories are not presented herein.

Distribution Policy

We generally intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90.0% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our stockholders of any retained net capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business — Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Regulation of Business Development Companies” included in Item 1 of Part I of this Annual Report.

We have adopted a dividend reinvestment plan, or DRIP, that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

No action will be required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying The Bank of New York Mellon, the “Plan Administrator” (our transfer agent and registrar), in writing so that such notice is received by the Plan Administrator no later than the record date for dividends to stockholders. The Plan Administrator will set up an account for shares acquired through the DRIP for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the DRIP, received in writing not less than three days prior to the record date, the Plan Administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the DRIP, so long as our shares are trading at or above net asset value. If our shares are trading below net asset value, we intend to purchase shares in the open market in connection with our implementation of the DRIP. If we use newly issued shares to implement the DRIP, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on the NYSE on the dividend payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, at the average of their reported bid and asked prices. If we purchase shares in the open market to implement the DRIP, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the average price per share for all shares purchased by the Plan Administrator in the open market in connection with the dividend. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

There are no brokerage charges or other charges to stockholders for participating in the DRIP. However, certain brokerage firms may charge brokerage charges or other charges to their customers. We pay the Plan Administrator’s fees under the plan. If a participant elects by written notice to the Plan Administrator to have the Plan Administrator sell part or all of the shares held by the Plan Administrator in the participant’s account and remit the proceeds to the participant, the Plan Administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from such participant’s proceeds.

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

Participants may terminate their accounts under the DRIP by notifying the Plan Administrator via its website at https://www.bnymellon.com/shareowner/isd, by filling out the transaction request form located at the bottom of their statement and sending it to the Plan Administrator at BNY Mellon Shareowner Services, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015, or by calling the Plan Administrator at (866) 228-7201.

We may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at BNY Mellon Shareowner Services, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015.

Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act. For a more detailed discussion, see “Regulation” included in Item 1 of Part I of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under our Equity Incentive Plan

Our Board of Directors and sole stockholder approved the Triangle Capital Corporation 2007 Equity Incentive Plan, or the Original Plan, effective February 13, 2007, for the purpose of attracting and retaining the services of executive officers, directors and other key employees. During our fiscal year ended December 31, 2007, no equity incentive awards were granted under the Original Plan, in part due to certain 1940 Act restrictions which disallow the issuance of certain types of compensation to a BDC’s non-employee directors and employees without having first obtained exemptive relief. In 2007, we filed a request with the SEC for such exemptive relief with respect to our ability to issue restricted stock to our employees and non-employee directors. On March 18, 2008 we received an order from the SEC authorizing such issuance of restricted stock to our employees and non-employee directors pursuant to the terms of the Amended and Restated Plan and as otherwise set forth in the exemptive order. In 2008, our Board approved, and the stockholders voted to approve, the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan, or the Amended and Restated Plan.

The following table provides information regarding the number of shares of restricted stock authorized and available under the Amended and Restated Plan as of December 31, 2010:

Number of Securities
	Number of		Remaining Available
	Securities to be	Weighted-Average	for Future Issuance
	Issued Upon	Exercise Price of	Under Equity
	Exercise of Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column(a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	—	516,594	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	516,594

(1)	The Amended and Restated Plan is the only equity compensation plan currently utilized by the Company.

(2)	The Amended and Restated Plan has an aggregate of 900,000 shares of common stock reserved for issuance.

Sales of Unregistered Securities

During the year ended December 31, 2010, we issued a total of 332,149 shares of our common stock under our DRIP pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the DRIP was approximately $4,879,000.

Issuer Purchases of Equity Securities

Pursuant to Section 23(c)(1) of the 1940 Act, we intend to purchase our common stock in the open market in order to satisfy our DRIP obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock during the three months ended December 31, 2010.

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index for the four years ended December 31, 2010. This comparison assumes $100.00 was invested at the closing price of our common stock on February 15, 2007 (the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation
Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index

	2/15/07	3/31/07	6/30/07	9/30/07	12/31/07
Triangle Capital Corporation	100.00	91.00	95.43	93.44	89.40
NASDAQ Composite Index	100.00	98.35	106.30	111.39	109.61
NYSE Composite Index	100.00	100.46	107.83	110.15	107.40
Triangle Capital Corporation Peer Group Index(2)	100.00	95.40	92.52	93.07	74.99

	3/31/08	6/30/08	9/30/08	12/31/08
Triangle Capital Corporation	85.94	84.29	90.74	83.45
NASDAQ Composite Index	93.84	94.88	84.54	64.90
NYSE Composite Index	97.60	96.78	84.70	65.24
Triangle Capital Corporation Peer Group Index(2)	76.55	55.04	57.59	13.17

	3/31/09	6/30/09	9/30/09	12/31/09
Triangle Capital Corporation	65.96	93.79	109.91	115.08
NASDAQ Composite Index	63.01	75.69	87.69	94.16
NYSE Composite Index	56.87	68.02	80.07	83.69
Triangle Capital Corporation Peer Group Index(2)	10.09	18.80	21.26	19.50

	3/31/10	6/30/10	9/30/10	12/31/10
Triangle Capital Corporation	137.47	143.29	165.13	203.56
NASDAQ Composite Index	99.50	87.71	98.94	110.80
NYSE Composite Index	87.22	76.27	86.32	94.90
Triangle Capital Corporation Peer Group Index(2)	27.28	25.73	29.94	36.20

(1)	From February 15, 2007, the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering to December 31, 2010.

(2)	The Triangle Capital Corporation Peer Group consists of the following internally-managed closed-end investment companies that have elected to be regulated as BDCs under the 1940 Act: American Capital Strategies Ltd., Fifth Street Finance Corp., Harris & Harris Group, Inc., Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, Main Street Capital Corporation and MCG Capital Corporation. In our 2009 Annual Report on Form 10-K, the Triangle Capital Corporation Peer Group included Allied Capital Corporation, which was acquired by Ares Capital Corporation in 2010 and as a result is no longer publicly traded. For 2010, we have added Fifth Street Finance Corp. to the Triangle Capital Corporation Peer Group as a replacement for Allied Capital Corporation.

Item 6.	Selected Financial Data.

As discussed further in Note 1 to our financial statements included in Item 8 of this Annual Report on Form 10-K, on February 21, 2007, concurrent with the closing of our initial public offering (the “IPO”), we acquired the Fund and TML (the Fund’s General Partner) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in FASB Accounting Standards Codification Topic 805, Business Combinations, the selected historical financial and other data below for the year ended December 31, 2007 are presented as if the acquisition had occurred as of January 1, 2007. In addition, the selected historical financial and other data below for the year ended December 31, 2006 is presented on a combined basis in order to provide comparative information with respect to prior periods. The selected financial data at and for the fiscal years ended December 31, 2006, 2007, 2008, 2009 and 2010, have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands)

Income statement data:
Investment income:
Total interest, fee and dividend income	$6,443	$10,912	$21,056	$27,149	$35,641
Interest income from cash and cash equivalent investments	280	1,824	303	613	344

Total investment income	6,723	12,736	21,359	27,762	35,985
Expenses:
Interest expense	1,834	2,073	4,228	6,900	7,350
Amortization of deferred financing fees	100	113	255	364	797
Management fees	1,589	233	—	—	—
General and administrative expenses	115	3,894	6,254	6,449	7,689

Total expenses	3,638	6,313	10,737	13,713	15,836

Net investment income	3,085	6,423	10,622	14,049	20,149
Net realized gain (loss) on investments — Non-Control/Non-Affiliate	6,027	(760)	(1,393)	448	(1,623)
Net realized gain (loss) on investments — Affiliate	—	141	—	—	(3,856)
Net realized gain on investments — Control	—	—	2,829	—	—
Net unrealized appreciation (depreciation) of investments	(415)	3,061	(4,286)	(10,310)	10,941

Total net gain (loss) on investments	5,612	2,442	(2,850)	(9,862)	5,462
Provision for income taxes	—	(52)	(133)	(150)	(220)

Net increase in net assets resulting from operations	$8,697	$8,813	$7,639	$4,037	$25,391

Net investment income per share — basic and diluted	N/A	$0.95	$1.54	$1.63	$1.58
Net increase in net assets resulting from operations per share — basic and diluted	N/A	$1.31	$1.11	$0.47	$1.99
Net asset value per common share	N/A	$13.74	$13.22	$11.03	$12.09
Dividends declared per common share	N/A	$0.98	$1.44	$1.62	$1.61
Capital gains distributions declared per common share	N/A	$—	$—	$0.05	$0.04

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands)

Balance sheet data:
Assets:
Investments at fair value	$54,247	$113,037	$182,105	$201,318	$325,991
Cash and cash equivalents	2,556	21,788	27,193	55,200	54,820
Interest and fees receivable	135	305	680	677	868
Prepaid expenses and other current assets	—	47	95	287	119
Deferred offering costs	1,021	—	—	—	—
Property and equipment, net	—	34	48	29	47
Deferred financing fees	985	999	3,546	3,540	6,200

Total assets	$58,944	$136,210	$213,667	$261,051	$388,045

Liabilities and partners’ capital:
Accounts payable and accrued liabilities	$825	$1,144	$1,609	$2,222	$2,269
Interest payable	606	699	1,882	2,334	2,388
Distribution / dividends payable	532	2,041	2,767	4,775	—
Income taxes payable	—	52	30	59	198
Deferred revenue	25	31	—	75	37
Deferred income taxes	—	1,760	844	577	209
SBA-guaranteed debentures payable	31,800	37,010	115,110	121,910	202,465

Total liabilities	33,788	42,737	122,242	131,952	207,566
Total partners’ capital / stockholders’ equity	25,156	93,473	91,425	129,099	180,479

Total liabilities and partners’ capital / stockholders’ equity	$58,944	$136,210	$213,667	$261,051	$388,045

Other data:
Weighted average yield on total investments(1)	13.3%	12.6%	13.2%	13.5%	13.7%
Number of portfolio companies	19	26	34	37	48
Expense ratios (as percentage of average net assets):
Operating expenses	8.3%	4.4%	6.6%	6.6%	5.3%
Interest expense and deferred financing fees	9.5	2.4	4.7	7.4	5.6

Total expenses	17.8%	6.8%	11.3%	14.0%	10.9%

(1)	Excludes non-accrual debt investments

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our business is to provide capital to lower middle market companies in the United States. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $100.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $20.0 million.

We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies. Our investments generally range from $5.0 million to $15.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but that is accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of December 31, 2010 and 2009, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.1% and 14.7%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.7% and 13.5% as of December 31, 2010 and 2009, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.9% and 12.5% as of December 31, 2010 and 2009, respectively.

The Fund and Fund II are eligible to issue debentures guaranteed by the SBA to the capital markets at favorable interest rates and invest these funds in portfolio companies. We intend to continue to operate the Fund and Fund II as SBICs, subject to SBA approval, and to utilize the proceeds of the issuance of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.

Portfolio Composition

The total value of our investment portfolio was $326.0 million as of December 31, 2010, as compared to $201.3 million as of December 31, 2009. As of December 31, 2010, we had investments in 48 portfolio companies with an aggregate cost of $324.0 million. As of December 31, 2009, we had investments in 37 portfolio companies with an aggregate cost of $209.9 million. As of both December 31, 2010 and 2009, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2010 and December 31, 2009, our investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$279,433,775	86%	$270,994,677	83%
Senior debt	8,631,760	3	7,639,159	3
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

Investment Activity

During the year ended December 31, 2010, we made sixteen new investments totaling $140.7 million, additional debt investments in ten existing portfolio companies totaling $32.3 million and five additional equity investments in existing portfolio companies totaling approximately $0.6 million. In addition, we sold three equity investments in portfolio companies for total proceeds of approximately $5.4 million, resulting in realized gains totaling approximately $4.1 million, and converted subordinated debt investments in two portfolio companies to equity, resulting in realized losses totaling approximately $10.4 million. We also sold a convertible note investment in a portfolio company for proceeds of approximately $2.3 million, resulting in a realized gain of approximately $0.9 million. We had nine portfolio company loans repaid at par totaling approximately $43.0 million and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling approximately $7.9 million in the year ended December 31, 2010.

During the year ended December 31, 2009, we made seven new investments totaling $43.0 million, additional debt investments in three existing portfolio companies totaling $4.1 million and five additional equity investments in existing portfolio companies totaling approximately $1.4 million. We also sold two investments in portfolio companies for approximately $1.9 million, resulting in realized gains totaling

$1.8 million and recognized realized losses related to restructurings of two portfolio companies totaling $1.3 million. We had four portfolio company loans repaid at par in the amount of $13.2 million. In addition, we received normal principal repayments, partial loan prepayments and PIK interest repayments totaling approximately $9.2 million in the year ended December 31, 2009.

Total portfolio investment activity for the years ended December 31, 2010 and 2009 was as follows:

	Years Ended December 31,
	2010	2009

Fair value of portfolio, beginning of period	$201,317,970	$182,105,291
New investments	173,581,930	48,475,570
Proceeds from sales of investments	(5,433,709)	(1,888,384)
Loan origination fees received	(3,351,568)	(952,500)
Principal repayments received	(49,481,126)	(19,543,314)
Payment in kind interest earned	5,979,858	5,074,819
Payment in kind interest payments received	(3,710,551)	(2,909,804)
Accretion/writeoff of loan discounts	701,268	421,495
Accretion of deferred loan origination revenue	1,268,839	663,506
Net realized gain (loss) on investments	(5,454,327)	448,164
Net unrealized gain (loss) on investments	10,572,009	(10,576,873)

Fair value of portfolio, end of period	$325,990,593	$201,317,970

Weighted average yield on debt investments as of end of period(1)	15.1%	14.7%

Weighted average yield on total investments as of end of period(1)	13.7%	13.5%

Weighted average yield on total investments at end of period	12.9%	12.5%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets

As of December 31, 2010, the fair value of our non-accrual assets was approximately $9.6 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $17.4 million, which comprised 5.4% of the total cost of our portfolio. Our non-accrual assets as of December 31, 2010 are as follows:

Gerli and Company

In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008, we recognized an unrealized loss on our debt investment in Gerli of $1.2 million and in the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Gerli of $0.5 million. In the year ended December 31, 2010, we recognized an unrealized gain on our debt investment in Gerli of approximately $0.7 million. As of December 31, 2010, the cost of our debt investment in Gerli was $3.3 million and the fair value of such investment was $2.3 million.

Fire Sprinkler Systems, Inc.

In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. During 2008, we recognized an unrealized loss of $1.4 million on our subordinated note investment in Fire Sprinkler Systems. In the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Fire Sprinkler Systems of $0.3 million and in the year ended December 31, 2010, we recognized an additional unrealized loss on our debt investment in Fire Sprinkler Systems of $0.3 million. As of December 31, 2010, the cost of our debt investment in Fire Sprinkler Systems was $2.6 million and the fair value of such investment was $0.8 million.

American De-Rosa Lamparts, LLC and Hallmark Lighting

In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting, or collectively, ADL. This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us. As a result, we placed our investment in ADL on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes. In the year ended December 31, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million and in the first quarter of 2010, we recognized an unrealized gain on our investment in ADL of approximately $0.1 million. In June 2010, we converted approximately $3.0 million of our subordinated debt in ADL to equity as part of a restructuring, resulting in realized loss of approximately $3.0 million. As of December 31, 2010, the cost of our investment in ADL was approximately $5.2 million and the fair value of such investment was approximately $4.0 million.

FCL Graphics, Inc. 2nd Lien Note

During the first eight months of 2009, we received cash interest on our 2nd Lien note in FCL Graphics, Inc., or FCL, at the stated contractual rate (20% per annum as of September 30, 2009). In September 2009, FCL did not make the scheduled interest payments on its 2nd Lien notes. As a result, we placed our 2nd Lien note in FCL on non-accrual status and therefore, under U.S. GAAP, we no longer recognized interest income on our 2nd Lien note investment in FCL for financial reporting purposes. In November 2009, we amended the terms of our note with FCL. The terms of the amendment provide for cash interest at a rate of LIBOR plus 250 basis points per annum and PIK interest at a rate of 8% per annum. In addition, we exchanged approximately $0.4 million of unpaid PIK interest on our FCL 2nd Lien note for common equity in FCL Graphics, resulting in a $0.4 million realized loss. While we are currently recognizing cash interest on our 2nd Lien investment in FCL, we have placed the PIK component of this note on non-accrual status. In the year ended December 31, 2009, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $2.2 million and in the year ended December 31, 2010, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $0.8 million. As of December 31, 2010, the cost of our 2nd Lien note investment in FCL was approximately $3.0 million and the fair value of our 2nd Lien note investment in FCL was zero.

Wholesale Floors, Inc.

During the first seven months of 2010, we received cash and PIK interest on our subordinated note investment in Wholesale Floors, Inc., or Wholesale Floors. We did not receive scheduled interest payments from Wholesale Floors in August and September 2010 and in October 2010, we received notification from Wholesale Floors’ senior lender that Wholesale Floors was blocked from making interest payments to us. As a result, we placed our debt investments in Wholesale Floors on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our debt investments in Wholesale Floors for financial reporting purposes. For the year ended December 31, 2010, we recognized an unrealized loss on our subordinated note investment in Wholesale Floors of approximately $0.8 million. As of December 31, 2010, the cost of our debt investment in Wholesale Floors was approximately $3.4 million and the fair value of our debt investment in Wholesale Floors was approximately $2.6 million.

We are currently involved in discussions with the Wholesale Floors investor group regarding various restructuring alternatives. While there can be no assurance that these discussions will result in terms that are acceptable to us, the Wholesale Floors investor group is working diligently toward an acceptable restructuring.

Results of Operations

Comparison of year ended December 31, 2010 and December 31, 2009

Investment Income

For the year ended December 31, 2010, total investment income was $36.0 million, a 30% increase from $27.8 million of total investment income for the year ended December 31, 2009. This increase was primarily attributable to a $7.6 million increase in total loan interest, fee and dividend income and a $0.9 million increase in total PIK interest income due to a net increase in our portfolio investments from December 31, 2009 to December 31, 2010, partially offset by a $0.3 million decrease in interest income from cash and cash equivalent investments due to a decrease in average cash balances in 2010 over 2009 due to the increased deployment of cash for purchases of portfolio investments. Non-recurring fee income was $2.6 million for the year ended December 31, 2010 as compared to $0.8 million for the year ended December 31, 2009.

Expenses

For the year ended December 31, 2010, expenses increased by 15% to $15.8 million from $13.7 million for the year ended December 31, 2009. The increase in expenses was primarily attributable to a $1.2 million increase in general and administrative expenses as a result of higher salary expenses during 2010 due to an increase in employees and non-cash compensation expenses. The increase in expenses was also attributable to a $0.4 million increase in amortization of deferred financing fees associated with the early repayment of certain SBA guaranteed debentures in the third quarter of 2010 and a $0.4 million increase in interest expense as a result of higher average balances of SBA-guaranteed debentures outstanding during the year ended December 31, 2010 than in the same period in 2009.

Net Investment Income

As a result of the $8.2 million increase in total investment income and the $2.1 million increase in expenses, net investment income for the year ended December 31, 2010 was $20.1 million compared to net investment income of $14.0 million during the year ended December 31, 2009.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2010, we realized a gain on the sale of one affiliate investment of approximately $3.6 million, gains on the sales of two non-control/non-affiliate investments totaling approximately $0.5 million, a realized loss on the partial conversion of one non-control/non-affiliate debt investment to equity of approximately $3.0 million, a realized loss on the conversion of one affiliate debt investment to equity of approximately $7.4 million, and a realized gain of $0.9 million on the repayment of a convertible note from another non-control/non-affiliate investment. In addition, during the year ended December 31, 2010, we recorded net unrealized appreciation of investments totaling approximately $10.9 million, comprised of 1) unrealized appreciation on 19 investments totaling approximately $18.6 million, 2) unrealized depreciation on 18 investments totaling approximately $13.9 million and 3) $6.2 million in net unrealized appreciation reclassification adjustments related to the realized gains and realized loss noted above.

For the year ended December 31, 2009, total net realized gains on non-control/non-affiliate investments was approximately $0.4 million, which consisted of realized gains on the sales of two investments totaling approximately $1.8 million, partially offset by realized losses on the restructuring of two other investments totaling approximately $1.3 million. In addition, in the year ended December 31, 2009, we recorded net unrealized depreciation of investments, net of income taxes, in the amount of $10.3 million, comprised primarily of 1) unrealized depreciation on 15 investments totaling approximately $17.4 million, 2) unrealized appreciation, net of tax, on 13 other investments totaling approximately $7.3 million, and 3) net unrealized depreciation reclassification adjustments of approximately $0.2 million related to the realized losses on non-control/non-affiliate investments.

As a result of these events, our net increase in net assets from operations during the year ended December 31, 2010 was $25.4 million as compared to $4.0 million for the year ended December 31, 2009.

Comparison of year ended December 31, 2009 and December 31, 2008

Investment Income

For the year ended December 31, 2009, total investment income was $27.8 million, a 30% increase from $21.4 million of total investment income for the year ended December 31, 2008. This increase was primarily attributable to a $4.8 million increase in total loan interest, fee and dividend income and a $1.3 million increase in total PIK interest income due to a net increase in our portfolio investments from December 31, 2008 to December 31, 2009, and a $0.3 million increase in interest income from cash and cash equivalent investments due to an increase in average cash balances in 2009 over the 2008 due to proceeds from our secondary offerings of common stock. Non-recurring fee income was $0.8 million for the year ended December 31, 2009 as compared to $0.7 million for the year ended December 31, 2008.

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

In the future, depending on the valuation of the Fund and Fund II’s assets pursuant to SBA guidelines, the Fund and Fund II may be limited by provisions of the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify as a RIC.

Cash Flows

For the year ended December 31, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $0.4 million. During that period, our operating activities used $97.5 million in cash, consisting primarily of new portfolio investments of $173.6 million, partially offset by repayments of loans received and proceeds from sales of investments of $54.9 million. In addition, financing activities provided $97.1 million of cash, consisting primarily of proceeds from a public stock offering of $41.2 million, borrowings under SBA guaranteed debentures payable of $102.8 million, offset by cash dividends paid in the amount of $20.9 million, repayments of SBA guaranteed debentures of $22.3 million and financing fees paid in the amount of $3.5 million. At December 31, 2010, we had $54.8 million of cash and cash equivalents on hand.

For the year ended December 31, 2009, we experienced a net increase in cash and cash equivalents in the amount of $28.0 million. During that period, our operating activities used $13.4 million in cash, consisting primarily of new portfolio investments of $48.5 million, partially offset by repayments of loans received and proceeds from sales of investments of $21.4 million. We generated $41.4 million of cash from financing activities, consisting of proceeds from public stock offerings of $47.3 million and proceeds from borrowings under SBA guaranteed debentures payable of $6.8 million, offset by financing fees paid of $0.4 million and cash dividends paid of $12.3 million. At December 31, 2009, we had $55.2 million of cash and cash equivalents on hand.

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

Financing Transactions

Due to the Fund and Fund II’s status as licensed SBICs, the Fund and Fund II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA in an amount up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $225.0 million.

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

As of December 31, 2010, the Fund has issued the maximum $150.0 million of SBA guaranteed debentures. As of December 31, 2010, Fund II has issued $53.4 million in face amount of SBA guaranteed debentures and has a leverage commitment from the SBA to issue the remaining $21.6 million of the $75.0 million statutory maximum of SBA guaranteed debentures. In addition to a one — time 1.0% fee on the total commitment from the SBA, we also pay a one — time 2.425% fee on the amount of each SBA debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of December 31, 2010 was 3.95%. The weighted average interest rate as of December 31, 2010 included $139.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 5.29% and $63.4 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.0%.

Distributions to Stockholders

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2010, 2009 and 2008 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

The minimum distribution requirements applicable to RICs require us to distribute to our stockholders at least 90% of our investment company taxable income, or ICTI, as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such excess. Any such carryover ICTI must be distributed before the end that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

Current Market Conditions

Beginning in 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the passage of the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) in February 2009. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future. Although we have been able to secure access to additional liquidity, including our recent public stock offering, and increased leverage available through the SBIC program as a result of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Investment Valuation

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. As discussed below, we have engaged an independent valuation firm to assist us in our valuation process.

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

In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. We also use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’, or TTM, results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and, (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.

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

Duff & Phelps, LLC, or Duff & Phelps, an independent valuation firm, provides third party valuation consulting services to us, which consist of certain limited procedures that we identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally request Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, we generally request Duff & Phelps to perform the procedures on a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of our investment in the portfolio company is determined to be insignificant relative to our total investment portfolio.

The total number of investments and the percentage of our portfolio that we asked Duff & Phelps to perform such procedures are summarized below by period:

		Percent of Total
	Total	Investments at
For the Quarter Ended:	Companies	Fair Value(1)

March 31, 2008	6	35%
June 30, 2008	5	18%
September 30, 2008	8	29%
December 31, 2008	8	34%
March 31, 2009	7	26%
June 30, 2009	6	20%
September 30, 2009	7	24%
December 31, 2009	8	40%
March 31, 2010	7	25%
June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%

(1)	Exclusive of the fair value of new investments made during the quarter

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, or Topic 820. This update improves disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic, or Subtopic 820-10, of the FASB Standards Codification. These improved disclosure requirements will provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. We adopted these changes beginning with its financial statements for the quarter ended March 31, 2010. The adoption of these changes did not have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosure About Market Risk

The recent economic recession may continue to impact the broader financial and credit markets and may continue to reduce the availability of debt and equity capital for the market as a whole and financial firms in particular. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate, and on certain of our portfolio companies as well.

During 2009, we experienced write-downs in our portfolio, several of which were due to declines in the operating performance of certain portfolio companies. During 2010, we experienced a $10.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments.

As of December 31, 2010, the fair value of our non-accrual assets was approximately $9.6 million, which comprised approximately 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $17.4 million, or 5.4% of the total cost of our portfolio. In addition to these non-accrual assets, as of December 31, 2010, we had, on a fair value basis, approximately $12.0 million of debt investments, or 3.7% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of December 31, 2010 was approximately $13.6 million, or 4.2% of the total cost of our portfolio.

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

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2010, we were not a party to any hedging arrangements.

As of December 31, 2010, approximately 96.1%, or $276.7 million of our debt portfolio investments bore interest at fixed rates and approximately 3.9%, or $11.3 million of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.2 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates.

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

Related Party Transactions

During the three years ending December 31, 2010 there were no related party transactions between Triangle Capital Corporation and any of its subsidiaries.

Contractual Obligations

As of December 31, 2010, our future fixed commitments for cash payments are as follows:

			2012 to	2014 to	2016 and
	Total	2011	2013	2015	Thereafter

SBA guaranteed debentures payable	$202,464,866	$—	$—	$9,500,000	$192,964,866
Interest due on SBA guaranteed debentures payable(1)	58,922,193	7,317,093	14,395,178	14,375,485	22,834,437
Unused commitments to extend credit(2)	5,100,000	5,100,000	—	—	—
Operating lease payments(3)	883,704	287,805	595,899	—	—

Total	$267,370,763	$12,704,898	$14,991,077	$23,875,485	$215,799,303

(1)	As of December 31, 2010 we had $63.4 million of un-pooled SBA guaranteed debentures payable. Because these debentures are un-pooled we do not have a fixed interest rate on the debentures at this time. As a result, we have not included any estimated interest for the $63.4 million in un-pooled debentures as interest due on the SBA guaranteed debentures payable in this table.

(2)	We have a commitment to extend credit, in the form of loans and additional equity contributions, to one of our portfolio companies which is undrawn as of December 31, 2010. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements, however we have chosen to present the amount of this unused commitment as an obligation in this table.

(3)	We lease our corporate office facility under an operating lease that terminates on December 31, 2013. We believe that our existing facilities will be adequate to meet our needs at least through 2011, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments

In February 2011, our Board of Directors granted 152,779 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $3.1 million, which will be expensed on a straight-line basis over each respective award’s vesting period.

In February 2011, we filed a prospectus supplement pursuant to which 3,000,000 shares of common stock were offered for sale at a price to the public of $19.25 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 450,000 shares of our common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on February 11, 2011 resulting in net proceeds to us, after underwriting discounts and offering expenses, of approximately $63.0 million.

In February 2011, we invested $10.0 million in subordinated debt of Pomeroy IT Solutions, Inc., a provider of information technology infrastructure outsourcing services. Under the terms of the investment, Pomeroy IT Solutions, Inc. will pay interest on the subordinated debt at a rate of 15% per annum.

In February 2011, we amended the terms of our senior debt investment in Botanical Laboratories, Inc. Among other things, the amendment to the loan agreement included modifications to certain loan covenants, an increase in the interest rate on the investment from 14.0% per annum to 15.0% per annum and required monthly amortization of principal.

In February 2011, we invested $8.8 million in subordinated debt and equity of Captek Softgel International, Inc., a contract manufacturer of softgel capsules. Under the terms of the investment, Captek Softgel International, Inc. will pay interest on the subordinated debt at a rate of 16% per annum.

In March 2011, we prepaid $9.5 million in SBA guaranteed debentures with a fixed rate of 5.796%.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Quantitative and Qualitative Disclosure About Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of Part II of this Annual Report and is incorporated by reference herein.

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

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of Part of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP (which we call our “Code of Business Conduct and Ethics”), which every director, officer and employee is expected to observe. The Code of Business Conduct and Ethics for Triangle Capital Corporation and Triangle Mezzanine Fund LLLP is publicly available on our website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm and is referenced in this Annual Report as Exhibit 14.1.

We will provide any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics. To receive a copy, please provide a written request to: Triangle Capital Corporation; Attn: Chief Compliance Officer, 3700 Glenwood Avenue, Suite 530; Raleigh, North Carolina; 27612.

Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2010.

Item 11.	Executive Compensation.

The information required by this Item with respect to compensation of executive officers and directors is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2010.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

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

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
3.3	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

Number		Exhibit

10	.1†	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.2†	Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.3†	Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement
10.4		Custodian Agreement between the Registrant and U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10.5		Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.6		Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.7		Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).
14.1		Code of Business Conduct and Ethics.
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP.
31.1		Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2011

TRIANGLE CAPITAL CORPORATION

By:	/s/ Garland S. Tucker, III
Name:     Garland S. Tucker, III

Title:	President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garland S. Tucker, III Garland S. Tucker, III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 9, 2011

/s/ Steven C. Lilly Steven C. Lilly	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 9, 2011

/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	March 9, 2011

/s/ Brent P. W. Burgess Brent P. W. Burgess	Chief Investment Officer and Director	March 9, 2011

/s/ W. McComb Dunwoody W. McComb Dunwoody	Director	March 9, 2011

/s/ Mark M. Gambill Mark M. Gambill	Director	March 9, 2011

/s/ Benjamin S. Goldstein Benjamin S. Goldstein	Director	March 9, 2011

/s/ Simon B. Rich, Jr. Simon B. Rich, Jr.	Director	March 9, 2011

/s/ Sherwood H. Smith, Jr. Sherwood H. Smith, Jr.	Director	March 9, 2011

Triangle Capital Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows, and the consolidated financial highlights for each of the three years in the period ended December 31, 2010. We have also audited the accompanying consolidated financial highlights for the year ended December 31, 2007 and the combined financial highlights for the year ended December 31, 2006. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2010 and 2009 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2010 and 2009, the consolidated results of its operations, changes in net assets, and its cash flows, and the consolidated financial highlights for each of the three years in the period ended December 31, 2010, and the consolidated financial highlights for the year ended December 31, 2007 and the combined financial highlights for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 9, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triangle Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Triangle Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows, and the consolidated financial highlights for each of the three years in the period ended December 31, 2010. We have also audited the accompanying consolidated financial highlights for the year ended December 31, 2007 and the combined financial highlights for the year ended December 31, 2006 and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 9, 2011

Triangle Capital Corporation

Consolidated Balance Sheets

	December 31,
	2010	2009

ASSETS
Investments at fair value:
Non – Control / Non – Affiliate investments (cost of $244,197,828 and $143,239,223 at December 31, 2010 and 2009, respectively)	$245,392,144	$138,281,894
Affiliate investments (cost of $60,196,084 and $47,934,280 at December 31, 2010 and 2009, respectively)	55,661,878	45,735,905
Control investments (cost of $19,647,795 and $18,767,587 at December 31, 2010 and 2009, respectively)	24,936,571	17,300,171

Total investments at fair value	325,990,593	201,317,970
Cash and cash equivalents	54,820,222	55,200,421
Interest and fees receivable	867,627	676,961
Prepaid expenses and other current assets	119,151	286,790
Deferred financing fees	6,200,254	3,540,492
Property and equipment, net	47,647	28,666

Total assets	$388,045,494	$261,051,300

LIABILITIES
Accounts payable and accrued liabilities	$2,268,898	$2,222,177
Interest payable	2,388,505	2,333,952
Dividends payable	—	4,774,534
Taxes payable	197,979	59,178
Deferred revenue	37,500	75,000
Deferred income taxes	208,587	577,267
SBA guaranteed debentures payable	202,464,866	121,910,000

Total liabilities	207,566,335	131,952,108
Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 14,928,987 and 11,702,511 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	14,929	11,703
Additional paid-in-capital	183,602,755	136,769,259
Investment income in excess of distributions	3,365,548	1,070,452
Accumulated realized gains (losses) on investments	(8,244,376)	448,164
Net unrealized appreciation (depreciation) of investments	1,740,303	(9,200,386)

Total net assets	180,479,159	129,099,192

Total liabilities and net assets	$388,045,494	$261,051,300

Net asset value per share	$12.09	$11.03

See accompanying notes.

Triangle Capital Corporation

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008

Investment income:
Loan interest, fee and dividend income:
Non – Control / Non – Affiliate investments	$24,187,140	$16,489,943	$12,381,411
Affiliate investments	4,140,469	4,441,399	3,478,644
Control investments	1,333,385	1,142,764	1,434,687

Total loan interest, fee and dividend income	29,660,994	22,074,106	17,294,742
Paid – in – kind interest income:
Non – Control / Non – Affiliate investments	4,449,358	3,114,325	2,657,281
Affiliate investments	1,059,069	1,539,776	665,817
Control investments	471,431	420,718	438,688

Total paid – in – kind interest income	5,979,858	5,074,819	3,761,786
Interest income from cash and cash equivalent investments	344,642	613,057	302,970

Total investment income	35,985,494	27,761,982	21,359,498

Expenses:
Interest expense	7,350,012	6,900,591	4,227,851
Amortization of deferred financing fees	796,994	363,818	255,273
General and administrative expenses	7,689,015	6,448,999	6,254,096

Total expenses	15,836,021	13,713,408	10,737,220

Net investment income	20,149,473	14,048,574	10,622,278
Net realized gain (loss) on investments — Non Control / Non — Affiliate	(1,623,104)	448,164	(1,393,139)
Net realized loss on investment — Affiliate	(3,855,769)	—	—
Net realized gain on investment — Control	—	—	2,828,747
Net unrealized appreciation (depreciation) of investments	10,940,689	(10,310,194)	(4,286,375)

Total net gain (loss) on investments before income taxes	5,461,816	(9,862,030)	(2,850,767)
Provision for taxes	220,740	149,841	133,010

Net increase in net assets resulting from operations	$25,390,549	$4,036,703	$7,638,501

Net investment income per share — basic and diluted	$1.58	$1.63	$1.54

Net increase in net assets resulting from operations per share — basic and diluted	$1.99	$0.47	$1.11

Dividends declared per common share	$1.61	$1.62	$1.44

Capital gains distributions declared per common share	$0.04	$0.05	—

Weighted average number of shares outstanding — basic and diluted	12,763,243	8,593,143	6,877,669

See accompanying notes.

Triangle Capital Corporation

Statements of Changes in Net Assets

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation)	Net
	of Shares	Value	Capital	Distributions	Investments	of Investments	Assets

Balance, January 1, 2008	6,803,863	$6,804	$86,949,189	$1,738,797	$(618,620)	$5,396,183	$93,472,353
Net investment income	—	—	—	10,622,278	—	—	10,622,278
Stock-based compensation	—	—	275,311	—	—	—	275,311
Realized gain (loss) on investments	—	—	—	—	1,435,608	(1,269,437)	166,171
Net unrealized losses on investments	—	—	—	—	—	(3,016,938)	(3,016,938)
Provision for taxes	—	—	—	(133,010)	—	—	(133,010)
Return of capital and other tax related adjustments	—	—	612,399	(151,906)	(460,493)	—	—
Dividends declared	—	—	—	(9,961,002)	—	—	(9,961,002)
Issuance of restricted stock	113,500	113	(113)	—	—	—	—

Balance, December 31, 2008	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163
Net investment income	—	—	—	14,048,574	—	—	14,048,574
Stock-based compensation	—	—	701,601	—	—	—	701,601
Realized gain (loss) on investments	—	—	—	—	448,164	(157,316)	290,848
Net unrealized losses on investments	—	—	—	—	—	(10,152,878)	(10,152,878)
Provision for taxes	—	—	—	(149,841)	—	—	(149,841)
Return of capital and other tax related adjustments	—	—	(29,996)	34,125	(4,129)	—	—
Dividends/distributions declared	80,569	81	999,791	(14,977,563)	(352,366)	—	(14,330,057)
Public offerings of common stock	4,569,000	4,569	47,328,113	—	—	—	47,332,682
Issuance of restricted stock	144,812	145	(145)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(6,533)	(6)	(66,894)	—	—	—	(66,900)
Forfeiture of restricted stock	(2,700)	(3)	3	—	—	—	—

Balance, December 31, 2009	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192
Net investment income	—	—	—	20,149,473	—	—	20,149,473
Stock-based compensation	—	—	1,151,576	—	—	—	1,151,576
Realized gain (loss) on investments	—	—	—	—	(5,478,873)	6,423,467	944,594
Net unrealized gains on investments	—	—	—	—	—	4,517,222	4,517,222
Provision for taxes	—	—	—	(220,740)	—	—	(220,740)
Return of capital and other tax related adjustments	—	—	(171,918)	3,385,585	(3,213,667)	—	—
Dividends/distributions declared	332,149	332	4,878,676	(21,019,222)	—	—	(16,140,214)
Public offerings of common stock	2,760,000	2,760	41,210,208	—	—	—	41,212,968
Issuance of restricted stock	152,944	153	(153)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(18,617)	(19)	(234,893)	—	—	—	(234,912)

Balance, December 31, 2010	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159

See accompanying notes.

Triangle Capital Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net increase in net assets resulting from operations	$25,390,549	$4,036,703	$7,638,501
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(173,581,930)	(48,475,570)	(93,054,022)
Repayments received/sales of portfolio investments	54,914,835	21,431,698	20,968,397
Loan origination and other fees received	3,351,568	952,500	1,686,996
Net realized (gain) loss on investments	5,478,873	(448,164)	(1,435,608)
Net unrealized (appreciation) depreciation on investments	(10,572,009)	10,576,873	3,516,855
Deferred income taxes	(368,680)	(266,680)	769,519
Paid – in – kind interest accrued, net of payments received	(2,269,307)	(2,165,015)	(1,783,288)
Amortization of deferred financing fees	796,994	363,818	255,273
Accretion of loan origination and other fees	(1,268,839)	(663,506)	(515,289)
Accretion of loan discounts	(701,268)	(421,495)	(169,548)
Accretion of discount on SBA guaranteed debentures payable	50,948	—	—
Depreciation expense	19,554	22,548	16,681
Stock-based compensation	1,151,576	701,601	275,311
Changes in operating assets and liabilities:
Interest and fees receivable	(215,212)	2,867	(374,669)
Prepaid expenses	167,639	(191,465)	(47,848)
Accounts payable and accrued liabilities	46,721	613,268	464,687
Interest payable	54,553	452,191	1,183,026
Deferred revenue	(37,500)	75,000	—
Taxes payable	138,801	28,742	(22,162)

Net cash used in operating activities	(97,452,134)	(13,374,086)	(60,627,188)

Cash flows from investing activities:
Purchases of property and equipment	(38,535)	(3,194)	(30,535)

Net cash used in investing activities	(38,535)	(3,194)	(30,535)

Cash flows from financing activities:
Borrowings under SBA guaranteed debentures payable	102,803,918	6,800,000	78,100,000
Repayments of SBA guaranteed debentures payable	(22,300,000)	—	—
Financing fees paid	(3,456,756)	(358,900)	(2,801,524)
Proceeds from public stock offerings, net of expenses	41,212,968	47,332,682	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(234,912)	(66,900)	—
Cash dividends paid	(20,466,584)	(11,970,102)	(9,235,216)
Cash distributions paid	(448,164)	(352,366)	—

Net cash provided by financing activities	97,110,470	41,384,414	66,063,260

Net increase (decrease) in cash and cash equivalents	(380,199)	28,007,134	5,405,537
Cash and cash equivalents, beginning of year	55,200,421	27,193,287	21,787,750

Cash and cash equivalents, end of year	$54,820,222	$55,200,421	$27,193,287

Supplemental Disclosure of cash flow information:
Cash paid for interest	$7,244,511	$6,448,400	$3,044,825

Summary of non-cash financing transactions:
Dividends declared but not paid	$—	$4,774,534	$2,766,945

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2010

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Non — Control / Non — Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (3%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,325,151	$4,287,109	$4,287,109
		Common Stock-PHM (128,571 shares)		128,571	68,500
		Common Stock Warrants-AA (455 shares)		142,361	852,000

			4,325,151	4,558,041	5,207,609
Ann’s House of Nuts, Inc. (5%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,009,722	6,603,828	6,603,828
		Preferred A Units (22,368 units)		2,124,957	2,124,957
		Preferred B Units (10,380 units)		986,059	986,059
		Common Units (190,935 units)		150,000	150,000
		Common Stock Warrants (14,558 shares)		14,558	14,558

			7,009,722	9,879,402	9,879,402
Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 Shares)		516,867	528,900

				516,867	528,900
Botanical Laboratories, Inc. (5%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, Due 02/15)	10,500,000	9,843,861	9,843,861
		Common Unit Warrants (998,680)	—	474,600	—

			10,500,000	10,318,461	9,843,861
Capital Contractors, Inc. (5%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,001,001	8,329,001	8,329,001
		Common Stock Warrants (20 shares)		492,000	492,000

			9,001,001	8,821,001	8,821,001
Carolina Beer and Beverage, LLC (8%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash , 4% PIK, Due 02/16)	12,865,233	12,622,521	12,622,521
		Class A Units (11,974 Units)		1,077,615	1,077,615
		Class B Units (11,974 Units)		119,735	119,735

			12,865,233	13,819,871	13,819,871

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

CRS Reprocessing, LLC (8%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	$11,129,470	$10,706,406	$10,706,406
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	3,403,211	3,052,570	3,052,570
		Common Unit Warrant (340 Units)		564,454	1,043,000

			14,532,681	14,323,430	14,801,976
CV Holdings, LLC (6%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,685,326	11,042,011	11,042,011
		Royalty rights		874,400	622,500

			11,685,326	11,916,411	11,664,511
Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,183,802	3,162,604	3,162,604
		Senior Note (8.3% Cash, Due 01/14)	835,261	835,261	835,261
		Common Stock (570 shares)		285,000	110,000

			4,019,063	4,282,865	4,107,865
Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	414,100

				4,833	414,100
Frozen Specialties, Inc. (4%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,060,481	7,945,904	7,945,904

			8,060,481	7,945,904	7,945,904
Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	723,800

				500,000	723,800
Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (0.69% PIK, Due 08/11)	3,799,359	3,161,442	2,156,500
		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	137,233	120,000	120,000
		Royalty rights		—	112,100
		Common Stock Warrants (56,559 shares)		83,414	—

			3,936,592	3,364,856	2,388,600
Great Expressions Group Holdings, LLC (3%)*	Dental Practice Management	Subordinated Note (12% Cash, 4% PIK, Due 08/15)	4,561,311	4,498,589	4,498,589
		Class A Units (225 Units)		450,000	678,400

			4,561,311	4,948,589	5,176,989

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Grindmaster-Cecilware Corp. (3%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	$5,995,035	$5,900,500	$5,900,500

			5,995,035	5,900,500	5,900,500
Hatch Chile Co., LLC (3%)*	Food Products Distributer	Senior Note (19% Cash, Due 07/15)	4,500,000	4,394,652	4,394,652
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	837,779	837,779
		Unit Purchase Warrant (5,265 Units)		149,800	149,800

			5,500,000	5,382,231	5,382,231
Infrastructure Corporation of America, Inc. (6%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,769,120	9,566,843	9,566,843
		Common Stock Purchase Warrant (199,526 shares)		980,000	980,000

			10,769,120	10,546,843	10,546,843
Inland Pipe Rehabilitation Holding Company LLC (10%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,274,920	7,621,285	7,621,285
		Subordinated Note (18% Cash, Due 01/14)	3,905,108	3,861,073	3,861,073
		Subordinated Note (15% Cash, Due 01/14)	306,302	306,302	306,302
		Subordinated Note (15.3% Cash, Due 01/14)	3,500,000	3,465,000	3,465,000
		Membership Interest Purchase Warrant (3.0%)		853,500	2,982,600

			15,986,330	16,107,160	18,236,260
Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,000	5,104,255	5,104,255
		Common Stock Warrants (112 shares)		58,995	535,000

			5,250,000	5,163,250	5,639,255
McKenzie Sports Products, LLC (3%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,010,667	5,893,359	5,893,359

			6,010,667	5,893,359	5,893,359
Media Temple, Inc. (7%)*	Web Hosting Services	Subordinated Note (12% Cash, 4% PIK, Due 04/15)	8,800,000	8,624,776	8,624,776
		Convertible Note (8% Cash, 4% PIK, Due 04/15)	3,200,000	2,668,581	2,668,581
		Common Stock Purchase Warrant (28,000 Shares)		536,000	536,000

			12,000,000	11,829,357	11,829,357

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Minco Technology Labs, LLC (3%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	$5,102,216	$4,984,368	$4,984,368
		Class A Units (5,000 Units)		500,000	296,800

			5,102,216	5,484,368	5,281,168
Novolyte Technologies, Inc. (5%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,785,733	7,686,662	7,686,662
		Preferred Units (641 units)		640,818	664,600
		Common Units (24,522 units)		160,204	370,200

			7,785,733	8,487,684	8,721,462
SRC, Inc. (5%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	9,001,000	8,697,200	8,697,200
		Common Stock Purchase Warrants		123,800	123,800

			9,001,000	8,821,000	8,821,000
Syrgis Holdings, Inc. (2%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,873,393	2,858,198	2,858,198
		Class C Units (2,114 units)		1,000,000	962,200

			2,873,393	3,858,198	3,820,398
TBG Anesthesia Management, LLC (6%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	11,000,000	10,612,766	10,612,766
		Warrant (263 shares)		276,100	165,000

			11,000,000	10,888,866	10,777,766
Top Knobs USA, Inc. (6%)	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	9,910,331	9,713,331	9,713,331
		Common Stock (26,593 shares)		750,000	750,000

			9,910,331	10,463,331	10,463,331
TrustHouse Services Group, Inc. (3%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,440,543	4,381,604	4,381,604
		Class A Units (1,495 units)		475,000	492,900
		Class B Units (79 units)		25,000	—

			4,440,543	4,881,604	4,874,504
Tulsa Inspection Resources, Inc. (3%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,490,797	5,490,797
		Common Unit(1 unit)		200,000	—
		Common Stock Warrants (8 shares)		321,000	—

			5,810,588	6,011,797	5,490,797
Twin-Star International, Inc. (3%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,462,290	4,462,290
		Senior Note (4.53%, Due 04/13)	1,088,962	1,088,962	1,088,962

			5,588,962	5,551,252	5,551,252

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	$3,739,639	$3,387,525	$2,632,100
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,739,639	3,520,325	2,632,100
Yellowstone Landscape Group, Inc. (7%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,438,838	12,250,147	12,250,147

			12,438,838	12,250,147	12,250,147
Zoom Systems (4%)*	Retail Kiosk Operator	Subordinated Note (12.5% Cash, 1.5% PIK, Due 12/14)	8,125,222	7,956,025	7,956,025
		Royalty rights		—	—

			8,125,222	7,956,025	7,956,025

Subtotal Non — Control / Non — Affiliate Investments			237,824,178	244,197,828	245,392,144
Affiliate Investments:
American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (5% PIK, Due 10/13)	5,475,141	5,153,341	3,985,700
		Membership Units (6,516 Units)		350,000	—

			5,475,141	5,503,341	3,985,700
AP Services, Inc. (4%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	5,834,877	5,723,194	5,723,194
		Class A Units (933 units)		933,333	933,333
		Class B Units (496 units)		—	—

			5,834,877	6,656,527	6,656,527
Asset Point, LLC (3%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	5,756,261	5,703,925	5,384,500
		Senior Note (12% Cash, 2% PIK, Due 07/15)	605,185	605,185	478,100
		Options to Purchase Membership Units (342,407 units)		500,000	—
		Membership Unit Warrants (356,506 units)		—	—

			6,361,446	6,809,110	5,862,600
Axxiom Manufacturing, Inc. (1%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	978,700
		Common Stock Warrant (4,000 shares)		—	28,700

				200,000	1,007,400

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)(4)(2%)*	Oil and Gas Services	Subordinated Note – Brantley Transportation (14% Cash, Due 12/12)	$3,800,000	$3,738,821	$3,546,600
		Common Unit Warrants – Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units – Pine Street (200 units)		200,000	—
		Common Unit Warrants--Pine Street (2,220 units)		—	—

			3,800,000	3,972,421	3,546,600
Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,476,000

				1,000,000	2,476,000
Equisales, LLC (4%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,000,000	5,959,983	5,959,983
		Class A Units (500,000 units)		480,900	569,300

			6,000,000	6,440,883	6,529,283
Plantation Products, LLC (8%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	14,527,188	14,164,688	14,164,688
		Preferred Units (1,127 units)		1,127,000	1,127,000
		Common Units (92,000 units)		23,000	23,000

			14,527,188	15,314,688	15,314,688
QC Holdings, Inc.(0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	505,500

				563,602	505,500
Technology Crops International (3%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,333,595	5,250,980	5,250,980
		Common Units (50 Units)		500,000	612,200

			5,333,595	5,750,980	5,863,180
Waste Recyclers Holdings, LLC (2%)*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	2,384,100
		Class C Preferred Units (1,444,475 Units)		1,499,531	1,530,300
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

				7,984,532	3,914,400

Subtotal Affiliate Investments			47,332,247	60,196,084	55,661,878

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Control Investments:
FCL Graphics, Inc. (1%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	$1,500,498	$1,497,934	$1,465,400
		Senior Note (7.79% Cash, 2% PIK, Due 9/11)	2,045,228	2,041,167	1,081,100
		2nd Lien Note (2.79% Cash, 8% PIK, Due 12/11)	3,470,254	2,996,287	—
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			7,015,980	6,535,388	2,546,500
Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/11)	3,065,981	2,626,072	750,000
		Common Stock (2,978 shares)		294,624	—

			3,065,981	2,920,696	750,000
Fischbein, LLC (11%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (13% Cash, 5.5% PIK, Due 05/13)	4,345,573	4,268,333	4,268,333
		Class A-1 Common Units (558,140 units)		558,140	2,200,600
		Class A Common Units (4,200,000 units)		4,200,000	13,649,600

			4,345,573	9,026,473	20,118,533
Weave Textiles, LLC (1%)*	Specialty Woven Fabrics Manufacturer	Senior Note (12% PIK, Due 01/11)	310,238	310,238	310,238
		Membership Units (425 units)		855,000	1,211,300

			310,238	1,165,238	1,521,538

Subtotal Control Investments			14,737,772	19,647,795	24,936,571

Total Investments, December 31, 2010(181%)*			$299,894,197	$324,041,707	$325,990,593

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non — income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and paid — in — kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments
December 31, 2009

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Non — Control / Non — Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (5%)*	Specialty Trade Contractors	Subordinated Note-AA (12% Cash, 2% PIK, Due 03/11)	$3,236,386	$3,173,098	$3,173,098
		Subordinated Note- AA (14% Cash, 4% PIK, Due 03/11)	1,982,791	1,965,757	1,965,757
		Common Stock-PHM (128,571 shares)		128,571	106,900
		Common Stock Warrants-AA (455 shares)		142,361	656,700

			5,219,177	5,409,787	5,902,455
American De-Rosa Lamparts, LLC and Hallmark Lighting (3%)*	Wholesale and Distribution	Subordinated Note (11.5% Cash, 3.75% PIK, Due 10/13)	8,861,819	8,244,709	3,893,299

			8,861,819	8,244,709	3,893,299
American Direct Marketing Resources, LLC (3%)*	Direct Marketing Services	Subordinated Note (12% Cash, 3% PIK, Due 03/15)	4,157,458	4,088,475	4,088,475

			4,157,458	4,088,475	4,088,475
Art Headquarters, LLC (2%)*	Retail, Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 01/10)	2,116,822	2,116,822	2,116,822
		Membership unit warrants (15% of units (150 units))		40,800	220,000

			2,116,822	2,157,622	2,336,822
Assurance Operations Corporation (2%)*	Auto Components /Metal Fabrication	Senior Note (6% Cash, Due 06/11)	2,484,000	2,034,000	2,034,000
		Common Stock (300 shares)		300,000	—

			2,484,000	2,334,000	2,034,000
CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/14)	3,005,333	2,929,233	2,929,233
		Common Unit Warrant (107 Units)		23,600	23,600

			3,005,333	2,952,833	2,952,833
CV Holdings, LLC (9%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,221,670	10,391,652	10,391,652
		Royalty rights		874,400	949,300

			11,221,670	11,266,052	11,340,952
Electronic Systems Protection, Inc. (3%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,120,913	3,096,783	2,869,000
		Senior Note (8.3% Cash, Due 01/14)	895,953	895,953	895,953
		Common Stock (500 shares)		285,000	31,300

			4,016,866	4,277,736	3,796,253

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		$4,833	$572,300

				4,833	572,300
Fire Sprinkler Systems, Inc. (1%)*	Specialty Trade Contractors	Subordinated Notes (11%-12.5% PIK, Due 04/11)	2,765,917	2,369,744	750,000
		Common Stock (295 shares)		294,624	—

			2,765,917	2,664,368	750,000
Frozen Specialties, Inc. (6%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	7,662,863	7,523,924	7,523,924

			7,662,863	7,523,924	7,523,924
Garden Fresh Restaurant Corp. (3%)*	Restaurant	2nd Lien Note (7.8% Cash, Due 12/11)	3,000,000	3,000,000	3,000,000
		Membership Units (5,000 units)		500,000	811,300

			3,000,000	3,500,000	3,811,300
Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (0.69% PIK, Due 08/11)	3,630,774	3,124,893	1,442,000
		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	122,389	120,000	120,000
		Common Stock Warrants (56,559 shares)		83,414	—

			3,753,163	3,328,307	1,562,000
Grindmaster-Cecilware Corp. (4%)*	Food Services Equipment Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 03/15)	5,800,791	5,689,665	5,689,665

			5,800,791	5,689,665	5,689,665
Inland Pipe Rehabilitation Holding Company LLC (11%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,108,641	7,279,341	7,279,341
		Subordinated Note (18% Cash, Due 01/14)	3,750,000	3,699,679	3,699,679
		Membership Interest Purchase Warrant (2.9%)		853,500	3,742,900

			11,858,641	11,832,520	14,721,920
Jenkins Service, LLC (7%)*	Restoration Services	Subordinated Note (10.25% Cash, 7.25% PIK, Due 04/14)	7,515,221	7,392,334	7,392,334
		Convertible Note (10%, Due 04/14)	1,375,000	1,342,799	1,342,799

			8,890,221	8,735,133	8,735,133
Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12% Cash, Due 03/11)	1,000,000	972,768	972,768
		Common Stock Warrants (112 shares)		58,995	1,242,800

			1,000,000	1,031,763	2,215,568

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Novolyte Technologies, Inc. (6%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	$7,366,289	$7,230,970	$7,230,970
		Preferred Units (600 units)		600,000	545,900
		Common Units (22,960 units)		150,000	—

			7,366,289	7,980,970	7,776,870
Syrgis Holdings, Inc. (3%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	3,337,740	3,314,933	3,314,933
		Common Units (2,114 units)		1,000,000	447,800

			3,337,740	4,314,933	3,762,733
TBG Anesthesia Management, LLC (6%)*	Physician Management Services	Senior Note (14% Cash, Due 11/14)	8,000,000	7,579,320	7,579,320
		Warrant (263 shares)		276,100	276,100

			8,000,000	7,855,420	7,855,420
TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,351,628	4,282,621	4,282,621
		Class A Units (1,495 units)		475,000	409,700
		Class B Units (79 units)		25,000	—

			4,351,628	4,782,621	4,692,321
Tulsa Inspection Resources, Inc. (“TIR”) and Regent TIR Partners,	Pipeline Inspection Services	Subordinated Note (14% Cash, Due 03/14)	5,000,000	4,625,242	4,625,242
LLC (“RTIR”) (4%)*
		Common Units — RTIR (11 units)		200,000	8,000
		Common Stock Warrants - TIR (7 shares)		321,000	34,700

			5,000,000	5,146,242	4,667,942
Twin-Star International, Inc. (4%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	4,500,000	4,450,037	4,168,000
		Senior Note (4.29%, Due 04/13)	1,287,564	1,287,564	1,145,000

			5,787,564	5,737,601	5,313,000
Wholesale Floors, Inc. (3%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	3,500,000	3,363,335	3,363,335
		Membership Interest Purchase Warrant (4.0%)		132,800	39,800

			3,500,000	3,496,135	3,403,135
Yellowstone Landscape Group, Inc. (9%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	11,294,699	11,080,907	11,080,907

			11,294,699	11,080,907	11,080,907
Zoom Systems (6%)*	Retail Kiosk Operator	Subordinated Note (12.5 Cash, 1.5% PIK, Due 12/14)	8,002,667	7,802,667	7,802,667
		Royalty rights		—	—

			8,002,667	7,802,667	7,802,667

Subtotal Non — Control / Non — Affiliate Investments			142,455,328	143,239,223	138,281,894

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Affiliate Investments:
Asset Point, LLC (4%)*	Asset Management Software Provider	Subordinated Note (12% Cash, 7% PIK, Due 03/13)	$5,417,830	$5,346,346	$5,346,346
		Membership Units (10 units)		500,000	173,600

			5,417,830	5,846,346	5,519,946
Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (34,100 shares)		200,000	542,400
		Common Stock Warrant (1,000 shares)		—	14,000

				200,000	556,400
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings,	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,713,247	1,400,000
LLC (“Pine Street”)(4) (1%)*
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,946,847	1,400,000
Dyson Corporation (10%)*	Custom Forging and Fastener Supplies	Subordinated Note (12% Cash, 3% PIK, Due 12/13)	10,000,000	9,833,080	9,833,080
		Class A Units (1,000,000 units)		1,000,000	2,634,700

			10,000,000	10,833,080	12,467,780
Equisales, LLC (6%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,547,511	6,479,476	6,479,476
		Class A Units (500,000 units)		500,000	1,375,700

			6,547,511	6,979,476	7,855,176
Flint Acquisition Corporation (2%)*	Specialty Chemical Manufacturer	Preferred Stock (9,875 shares)		308,333	2,571,600

				308,333	2,571,600
Genapure Corporation (0%)*	Lab Testing Services	Genapure Common Stock (5,594 shares)		563,602	641,300

				563,602	641,300
Technology Crops International (4%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,070,492	4,973,767	4,973,767
		Common Units (50 Units)		500,000	500,000

			5,070,492	5,473,767	5,473,767

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

		Type of	Principal		Fair
Portfolio Company	Industry	Investment(1)(2)	Amount	Cost	Value(3)

Waste Recyclers Holdings, LLC (7%)*	Environmental and Facilities Services	Subordinated Note (8% Cash, 7.5% PIK, Due 08/13)	$4,116,978	$4,048,936	$4,048,936
		Subordinated Note (3% Cash, 12.5% PIK, Due 08/13)	5,734,318	5,666,275	4,920,000
		Class A Preferred Units (300 Units)		2,251,100	—
		Class B Preferred Units (886,835 Units)		886,835	281,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

			9,851,296	13,782,829	9,249,936

Subtotal Affiliate Investments			40,687,129	47,934,280	45,735,905
Control Investments:
FCL Graphics, Inc. (3%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	1,562,891	1,558,472	1,514,200
		Senior Note (7.76% Cash, 2% PIK, Due 9/11)	2,005,114	1,999,592	1,943,800
		2nd Lien Note (2.76% Cash, 8% PIK, Due 12/11)	3,200,672	2,994,352	823,000
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			6,768,677	6,552,416	4,281,000
Fischbein, LLC (10%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (12% Cash, 6.5% PIK, Due 05/13)	7,595,671	7,490,171	7,490,171
		Class A-1 Common Units (52.5% of Units)		525,000	1,122,300
		Class A Common Units (4,200,000 units)		4,200,000	4,406,700

			7,595,671	12,215,171	13,019,171

Subtotal Control Investments			14,364,348	18,767,587	17,300,171

Total Investments, December 31, 2009(156%)*			$197,506,805	$209,941,090	$201,317,970

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non — income producing.

(2)	Disclosures of interest rates on Subordinated Notes include cash interest rates and paid — in — kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

Triangle Capital Corporation

Notes to Financial Statements

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Triangle Capital Corporation (the “Company”), incorporated on October 10, 2006 for the purposes of acquiring 100% of the equity interest in Triangle Mezzanine Fund LLLP (the “Fund”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in an initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). On December 15, 2009, Triangle Mezzanine Fund II, LP (“Fund II”) was organized as a limited partnership under the laws of the State of Delaware and received its SBIC license on May 26, 2010. Unless otherwise noted, the terms “its” or “the Company” refer to the Fund prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including the Fund and Fund II, after the IPO.

The Fund and Fund II are specialty finance limited liability partnerships formed to make investments primarily in middle market companies located throughout the United States. On September 11, 2003, the Fund was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). As SBICs, both the Fund and Fund II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

On February 21, 2007, concurrent with the closing of the IPO, the following formation transactions were consummated (the “Formation Transactions”):

•	The Company acquired 100% of the limited partnership interests in the Fund in exchange for approximately 1.9 million shares of the Company’s common stock. The Fund became a wholly owned subsidiary of the Company, retained its license under the authority of the SBA to operate as SBIC and continues to hold its existing investments and make new investments with the proceeds of the IPO; and

•	The Company acquired 100% of the equity interests in TML, and the management agreement between the Fund and Triangle Capital Partners, LLC was terminated.

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

The Company currently operates as a closed — end, non — diversified investment company and has elected to be treated as a BDC under the 1940 Act. The Company is internally managed by its executive officers under the supervision of its board of directors. The Company does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals.

Basis of Presentation

The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Fund and Fund II. Neither the Fund nor Fund II consolidates portfolio company investments. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Formation Transactions discussed above involved an exchange of shares of the Company’s common stock between companies under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the Company’s financial highlights for the year ended December 31, 2007 are presented as if the Formation Transactions had occurred as of January 1, 2007. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation/combination. All financial data and information included in these financial statements have been presented on the basis described above.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment — in — kind (PIK) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, and (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and, (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.

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

Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, provides third party valuation consulting services to the Company which consist of certain limited procedures that the Company identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). The Company generally requests Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Company generally requests Duff & Phelps to perform the procedures on a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the Company’s stockholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the Company’s investment in the portfolio company is determined to be insignificant relative to the Company’s total investment portfolio.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

The total number of investments and the percentage of the Company’s portfolio that the Company asked Duff & Phelps to perform such procedures are summarized below by period:

		Percent of Total
	Total	Investments at
For the Quarter Ended:	Companies	Fair Value(1)

March 31, 2008	6	35%
June 30, 2008	5	18%
September 30, 2008	8	29%
December 31, 2008	8	34%
March 31, 2009	7	26%
June 30, 2009	6	20%
September 30, 2009	7	24%
December 31, 2009	8	40%
March 31, 2010	7	25%
June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%

(1)	Exclusive of the fair value of new investments made during the quarter

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

Payment in Kind Interest

The Company holds loans in its portfolio that contain a payment — in — kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

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

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan are recorded as deferred income and recognized as income over the term of the loan. Loan prepayment penalties, loan amendment fees and fees for certain other services are recorded into income

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

when received. Any previously deferred fees are immediately recorded into income upon prepayment of the related loan.

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

Concentration of Credit Risk

The Company’s investees are generally lower middle — market companies in a variety of industries. At both December 31, 2010 and 2009, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

On September 21, 2010, the Company filed a prospectus supplement pursuant to which 2,400,000 shares of common stock were offered for sale at a price to the public of $15.80 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 360,000 shares of the Company’s common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on September 24, 2010 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $41,200,000. See Note 9 — Subsequent Events for information on the Company’s February 2011 public offering of common stock.

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

The table below summarizes the Company’s dividends and distributions:

				Amount
			Per Share	Paid in
Declared	Record	Payable	Amount	Cash	DRIP	Total

May 9, 2007	May 31, 2007	June 28, 2007	0.15	358,000	645,000	1,003,000
August 8, 2007	August 30, 2007	September 27, 2007	0.26	769,000	981,000	1,750,000
November 7, 2007	November 29, 2007	December 27, 2007	0.27	1,837,000	—	1,837,000
December 14, 2007	December 31, 2007	January 28, 2008	0.30	2,041,000	—	2,041,000

Total dividends and distributions in 2007			0.98	5,005,000	1,626,000	6,631,000
May 7, 2008	June 5, 2008	June 26, 2008	0.31	2,144,000	—	2,144,000
July 21, 2008	August 14, 2008	September 4, 2008	0.35	2,421,000	—	2,421,000
October 9, 2008	October 30, 2008	November 20, 2008	0.38	2,629,000	—	2,629,000
December 7, 2008	December 23, 2008	January 6, 2009	0.40	2,767,000	—	2,767,000

Total dividends and distributions in 2008			1.44	9,961,000	—	9,961,000
February 13, 2009	February 27, 2009	March, 13, 2009	0.05	352,000	—	352,000
March 11, 2009	March 25, 2009	April 8, 2009	0.40	2,817,000	—	2,817,000
June 16, 2009	July 9, 2009	July 23, 2009	0.40	3,333,000	—	3,333,000
September 23, 2009	October 8, 2009	October 22, 2009	0.41	4,030,000	—	4,030,000
December 1, 2009	December 22, 2009	January 5, 2010	0.41	3,798,000	1,000,000	4,798,000

Total dividends and distributions in 2009			1.67	14,330,000	1,000,000	15,330,000
March 11, 2010	March 25, 2010	April 8, 2010	0.41	3,678,000	1,215,000	4,893,000
June 1, 2010	June 15, 2010	June 29, 2010	0.41	2,919,000	2,005,000	4,924,000
August 25, 2010	September 8, 2010	September 22, 2010	0.41	4,137,000	813,000	4,950,000
December 01, 2010	December 15, 2010	December 29, 2010	0.42	5,406,000	846,000	6,252,000

Total dividends and distributions in 2010			1.65	16,140,000	4,879,000	21,019,000

Total dividends and distributions			5.74	45,436,000	7,505,000	52,941,000

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

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (“Topic 820”). This update improves disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic (“Subtopic 820-10”) of the FASB Standards Codification. These improved disclosure requirements will provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. The Company adopted these changes beginning with its financial statements for the quarter ended March 31, 2010. The adoption of these changes did not have a material impact on the Company’s financial position or results of operations.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

2.	Investments

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

		Percentage of
		Total		Percentage of
	Cost	Portfolio	Fair Value	Total Portfolio

December 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$279,433,775	86%	$270,994,677	83%
Senior debt	8,631,760	3	7,639,159	3
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

December 31, 2009:
Subordinated debt, Unitranche and 2nd lien notes	$179,482,425	86%	$166,087,684	83%
Senior debt	11,090,514	5	10,847,886	5
Equity shares	15,778,681	8	17,182,500	9
Equity warrants	2,715,070	1	6,250,600	3
Royalty rights	874,400	—	949,300	—

	$209,941,090	100%	$201,317,970	100%

During the year ended December 31, 2010, the Company made sixteen new investments totaling $140.7 million, ten additional debt investments in existing portfolio companies of $32.3 million and five additional equity investments in existing portfolio companies totaling approximately $0.6 million. During the year ended December 31, 2009, the Company made seven new investments totaling $43.0 million, additional debt investments in three existing portfolio companies totaling $4.1 million and five additional equity investments in existing portfolio companies totaling approximately $1.4 million. During the year ended December 31, 2008, the Company made twelve new investments totaling $91.0 million, additional debt investments in an existing portfolio company of $1.9 million and four additional equity investments in existing portfolio companies totaling approximately $0.2 million.

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2010 and 2009, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$325,990,593	$325,990,593

	$—	$—	$325,990,593	$325,990,593

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$201,317,970	$201,317,970

	$—	$—	$201,317,970	$201,317,970

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

The following table reconciles the beginning and ending balances of the Company’s portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009

Fair value of portfolio, beginning of period	$201,317,970	$182,105,291
New investments	173,581,930	48,475,570
Proceeds from sales of investments	(5,433,709)	(1,888,384)
Loan origination fees received	(3,351,568)	(952,500)
Principal repayments received	(49,481,126)	(19,543,314)
Payment in kind interest earned	5,979,858	5,074,819
Payment in kind interest payments received	(3,710,551)	(2,909,804)
Accretion of loan discounts	701,268	421,495
Accretion of deferred loan origination revenue	1,268,839	663,506
Realized gain (loss) on investments	(5,454,327)	448,164
Unrealized gain (loss) on investments	10,572,009	(10,576,873)

Fair value of portfolio, end of period	$325,990,593	$201,317,970

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Pre-tax net unrealized gains on investments of $9.2 million during the year ended December 31, 2010 are related to portfolio company investments that are still held by the Company as of December 31, 2010. Pre-tax net unrealized losses on investments of $10.7 million during the year ended December 31, 2009 are related to portfolio company investments that are still held by the Company as of December 31, 2009.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

3.	Long – Term Debt

At December 31, 2010 and 2009, the Company had the following debentures guaranteed by the SBA outstanding:

		Prioritized Return	December 31,	December 31,
Issuance/Pooling Date	Maturity Date	(Interest) Rate	2010	2009

SBA Debentures:
September 22, 2004	September 1, 2014	5.539%	$—	$8,700,000
March 23, 2005	March 1, 2015	5.893%	—	13,600,000
September 28, 2005	September 1, 2015	5.796%	9,500,000	9,500,000
March 28, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.214%	6,410,000	6,410,000
September 24, 2008	September 1, 2018	6.455%	50,900,000	50,900,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.932%	32,590,000	—
October 28, 2010	March 1, 2021	0.975%	5,000,000	—
November 9, 2010	March 1, 2021	0.943%	21,000,000	—
November 17, 2010	March 1, 2021	0.929%	7,000,000	—
December 14, 2010	March 1, 2021	1.130%	8,000,000	—
December 23, 2010	March 1, 2021	1.118%	4,000,000	—
December 24, 2010	March 1, 2021	1.117%	10,300,000	—
December 24, 2010	March 1, 2021	0.887%	8,100,000	—
SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	6,864,866	—

			$202,464,866	$121,910,000

Interest payments on SBA debentures are payable semi — annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. The Company’s SBA Low or Moderate Income (“LMI”) debentures are five-year deferred interest debentures that are issued at a discount to par. The accretion of discount on SBA LMI debentures is included in interest expense in the Company’s consolidated financial statements.

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA guaranteed debentures up to two times ( and in certain cases, up to three times) the amount of its regulatory capital. As of December 31, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of December 31, 2010, the Fund has issued the maximum $150.0 million of SBA guaranteed debentures. As of December 31, 2010, Fund II has issued $53.4 million in face amount of SBA guaranteed debentures and has a leverage commitment from the SBA to issue the remaining $21.6 million of the $75.0 million statutory maximum of SBA guaranteed debentures. In addition to a one — time 1.0% fee on the total commitment from the SBA, the Company also pays a one — time 2.425% fee on the amount of each SBA debenture issued and a one-time 2.0% fee on the amount of each SBA LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA guaranteed debentures as of December 31, 2010 and 2009 were 3.95% and 5.77%, respectively. The weighted average interest rate as of

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

December 31, 2010 included $139.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 5.29% and $63.4 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.00% The weighted average interest rate as of December 31, 2009 included $115.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 6.03% and $6.8 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.41%.

4.	Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2010, 2009 and 2008 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2010, 2009 and 2008, the Company reclassified for book purposes

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

	Years Ended December 31,
	2010	2009	2008

Additional paid-in capital	$(171,918)	$(29,996)	$612,399
Investment income in excess of distributions	$3,385,585	$34,125	$(151,906)
Accumulated realized gains on investments	$(3,213,667)	$(4,129)	$(460,493)

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

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2010, 2009 and 2008 was as follows:

	For the Year Ended December 31,
	2010	2009	2008

Ordinary income	$20,078,591	$14,614,821	$9,817,002
Distributions of long-term capital gains	448,164	356,495	—

Distributions on a Tax Basis	$20,256,755	$14,971,316	$9,817,002

For federal income tax purposes, the cost of investments owned at December 31, 2010 and 2009 was approximately $325.8 million and $211.2 million, respectively.

At December 31, 2010, 2009 and 2008, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	As of December 31,
	2010	2009	2008

Undistributed net investment income	$4,007,334	$1,344,215	$634,803
Accumulated Capital Gains	(8,244,376)	448,164	356,495
Other permanent differences relating to the Company’s Formation	1,975,543	1,975,543	1,975,543
Other temporary differences	(892,961)	(1,001,062)	(317,111)
Unrealized Appreciation (Depreciation)	15,935	(10,448,630)	931,730

Components of Distributable Earnings at Year End	$(3,138,525)	$(7,681,770)	$3,581,460

During 2008, the Company utilized net capital loss carryforwards of $618,620.

5.	Equity Compensation Plan

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

The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of the Company’s common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.

The following table presents information with respect to the Plan for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010		2009		2008
		Weighted-Average		Weighted-Average		Weighted-Average
	Number	Grant-Date Fair	Number	Grant-Date Fair	Number	Grant-Date Fair
	of Shares	Value per Share	of Shares	Value per Share	of Shares	Value per Share

Unvested shares, beginning of period	219,813	$10.76	110,800	$11.11	—	$—
Shares granted during the period	152,944	$12.01	144,812	$10.58	113,500	$11.11
Shares vested during the period	(70,059)	$10.72	(35,799)	$11.11	—	$—
Shares forfeited during the period	—	—	—	—	(2,700)	$11.11

Unvested shares, end of period	302,698	$11.40	219,813	$10.76	110,800	$11.11

In the years ended December 31, 2010, 2009 and 2008 the Company recognized equity-based compensation expense of approximately $1.2 million, $0.7 million and $0.3 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations.

As of December 31, 2010, there was approximately $2.5 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

6.	Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit as of December 31, 2010 and 2009 was approximately $5.1 million and $4.3 million, respectively. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Company’s headquarters is leased under an agreement that expires on December 31, 2013. Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $283,000, $282,000 and $122,000, respectively, and the rent commitment for the three years ending December 31, 2013 are as follows:

Years Ending December 31,	Rent Commitment

2011	$287,805
2012	294,531
2013	301,368

Total	$883,704

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

7.	Financial Highlights

	Years Ended December 31,
	2010	2009	2008	2007	2006(1)
	(Consolidated)	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)

Per share data:
Net asset value at beginning of period	$11.03	$13.22	$13.74	$13.44	N/A
Net investment income(2)	1.58	1.63	1.54	0.96	N/A
Net realized gain (loss) on investments(2)	(0.43)	0.05	0.21	(0.09)	N/A
Net unrealized appreciation (depreciation) on investments(2)	0.86	(1.20)	(0.62)	0.45	N/A

Total increase from investment operations(2)	2.01	0.48	1.13	1.32	N/A
Cash dividends/distributions declared	(1.65)	(1.67)	(1.44)	(0.98)	N/A
Common stock offerings	0.67	(0.53)	—	—	N/A
Stock-based compensation(2)	(0.05)	0.08	0.04	—	N/A
Shares issued pursuant to Dividend Reinvestment Plan	0.08	0.10	—	0.24	N/A
Distribution to partners(2)	—	—	—	(0.03)	N/A
Income tax provision(2)	(0.02)	(0.02)	(0.02)	(0.01)	N/A
Other(3)	0.02	(0.63)	(0.23)	(0.24)	N/A

Net asset value at end of period	$12.09	$11.03	$13.22	$13.74	N/A

Market value at end of period(4)	$19.00	$12.09	$10.20	$12.40	N/A

Shares outstanding at end of period	14,928,987	11,702,511	6,917,363	6,803,863	N/A
Net assets at end of period	$180,479,159	$129,099,192	$91,514,982	$93,472,353	$25,156,811
Average net assets(5)	$145,386,905	$98,085,844	$94,584,281	$92,765,399	$20,447,456
Ratio of total operating expenses to average net assets	11%	14%	11%	7%	18%
Ratio of net investment income to average net assets	14%	14%	11%	7%	15%
Ratio of total capital called to total capital commitments	N/A	N/A	N/A	N/A	100%
Portfolio turnover ratio	23%	12%	13%	13%	7%
Total return(6)	71%	35%	(6)%	(11)%	18%

(1)	Per share data for the years ended December 31, 2006 is not presented as there were no shares of Triangle Capital Corporation outstanding during the period.

(2)	Weighted average basic per share data.

(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(4)	Represents the closing price of the Company’s common stock on the last day of the period.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

(5)	Average net assets for the year ended December 31, 2007 are presented as if the IPO and Formation Transactions had occurred on January 1, 2007. See Note 1 for a further description of the basis of presentation of the Company’s financial statements.

(6)	The total return for the years ended December 31, 2010, 2009 and 2008 equals the change in the market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock at the beginning of the period. The total return for the year ended December 31, 2007 equals the change in the market value of the Company’s common stock from the IPO price of $15.00 per share plus dividends declared per share during the period, divided by the IPO price. Total return is not annualized.

8.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2010. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	Mach 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total investment income	$7,484,907	$8,294,147	$9,787,085	$10,419,355
Net investment income	3,793,684	4,558,624	5,612,455	6,184,710
Net increase (decrease) in net assets resulting from operations	4,149,329	6,867,280	7,183,182	7,190,758
Net investment income per share	$0.32	$0.38	$0.46	$0.42

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total investment income	$6,504,500	$6,576,403	$7,096,643	$7,584,436
Net investment income	3,037,582	3,249,297	3,717,857	4,043,838
Net increase (decrease) in net assets resulting from operations	(583,357)	(2,851,857)	(778,659)	8,250,576
Net investment income per share	$0.43	$0.41	$0.41	$0.39

9.	Subsequent Events

In February 2011, the Company’s Board of Directors granted 152,779 restricted shares of the Company’s common stock to certain employees. These restricted shares had a total grant date fair value of approximately $3.1 million, which will be expensed on a straight-line basis over each respective award’s vesting period.

In February 2011, the Company filed a prospectus supplement pursuant to which 3,000,000 shares of common stock were offered for sale at a price to the public of $19.25 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 450,000 shares of the Company’s common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on February 11, 2011 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $63.0 million.

In February 2011, the Company invested $10.0 million in subordinated debt of Pomeroy IT Solutions, Inc., a provider of information technology infrastructure outsourcing services. Under the terms of the investment, Pomeroy IT Solutions, Inc. will pay interest on the subordinated debt at a rate of 15% per annum.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

In February 2011, the Company amended the terms of its senior debt investment in Botanical Laboratories, Inc. Among other things, the amendment to the loan agreement included modifications to certain loan covenants, an increase in the interest rate on the investment from 14.0% per annum to 15.0% per annum and required monthly amortization of principal.

In February 2011, the Company invested $8.8 million in subordinated debt and equity of Captek Softgel International, Inc., a contract manufacturer of softgel capsules. Under the terms of the investment, Captek Softgel International, Inc. will pay interest on the subordinated debt at a rate of 16% per annum.

In March 2011, the Company prepaid $9.5 million in SBA guaranteed debentures with a fixed rate of 5.796%.

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2		Second Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
3.3		Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.4		Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
4.1		Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2		Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
4.3		Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
10	.1†	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.2†	Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).
10	.3†	Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement.
10.4		Custodian Agreement between the Registrant and U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).
10.5		Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.6		Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
10.7		Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).
14.1		Code of Business Conduct and Ethics.
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP.
31.1		Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.