Form 10-Q
period 2011-03-31
Triangle Capital CORP
filed 2011-05-04
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33130
Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	06-1798488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3700 Glenwood Avenue, Suite 530	27612
Raleigh, North Carolina	(Zip Code)
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock on May 2, 2011 was 18,569,856.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments at fair value:
Non—Control / Non—Affiliate investments (cost of $287,830,346 and $244,197,828 at March 31, 2011 and December 31, 2010, respectively)	$290,736,361	$245,392,144
Affiliate investments (cost of $66,285,172 and $60,196,084 at March 31, 2011 and December 31, 2010, respectively)	63,438,848	55,661,878
Control investments (cost of $23,332,268 and $19,647,795 at March 31, 2011 and December 31, 2010, respectively)	30,011,421	24,936,571

Total investments at fair value	384,186,630	325,990,593
Cash and cash equivalents	73,420,711	54,820,222
Interest and fees receivable	1,400,613	867,627
Prepaid expenses and other current assets	338,094	119,151
Deferred financing fees	6,414,292	6,200,254
Property and equipment, net	58,698	47,647

Total assets	$465,819,038	$388,045,494

Liabilities
Accounts payable and accrued liabilities	$927,738	$2,268,898
Interest payable	613,677	2,388,505
Taxes payable	6,307	197,979
Deferred revenue	42,787	37,500
Deferred income taxes	402,787	208,587
SBA-guaranteed debentures payable	214,607,244	202,464,866

Total liabilities	216,600,540	207,566,335

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 18,569,856 and 14,928,987 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	18,570	14,929
Additional paid-in-capital	247,760,609	183,602,755
Investment income in excess of distributions	3,347,637	3,365,548
Accumulated realized losses on investments	(8,244,376)	(8,244,376)
Net unrealized appreciation of investments	6,336,058	1,740,303

Total net assets	249,218,498	180,479,159

Total liabilities and net assets	$465,819,038	$388,045,494

Net asset value per share	$13.42	$12.09

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Investment income:
Loan interest, fee and dividend income:
Non—Control / Non—Affiliate investments	$8,749,449	$4,801,642
Affiliate investments	1,374,243	1,030,596
Control investments	258,268	353,145

Total loan interest, fee and dividend income	10,381,960	6,185,383

Paid—in—kind interest income:
Non—Control / Non—Affiliate investments	1,481,820	827,601
Affiliate investments	395,171	262,677
Control investments	65,297	125,948

Total paid—in—kind interest income	1,942,288	1,216,226

Interest income from cash and cash equivalent investments	101,149	83,298

Total investment income	12,425,397	7,484,907

Expenses:
Interest expense	1,989,984	1,739,980
Amortization of deferred financing fees	309,763	96,431
General and administrative expenses	2,397,523	1,854,812

Total expenses	4,697,270	3,691,223

Net investment income	7,728,127	3,793,684

Net realized gain on investments — Non Control / Non-Affiliate	—	199,200
Net unrealized appreciation of investments	4,595,755	209,343

Total net gain on investments before income taxes	4,595,755	408,543
Income tax benefit (provision)	27,359	(52,898)

Net increase in net assets resulting from operations	$12,351,241	$4,149,329

Net investment income per share — basic and diluted	$0.46	$0.32

Net increase in net assets resulting from operations per share — basic and diluted	$0.73	$0.35

Dividends declared per common share	$0.42	$0.41

Weighted average number of shares outstanding — basic and diluted	16,848,570	11,877,688

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2010	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192
Net investment income	—	—	—	3,793,684	—	—	3,793,684
Stock-based compensation	—	—	248,556	—	—	—	248,556
Net realized gain on investments	—	—	—	—	199,200	(179,200)	20,000
Net unrealized gains on investments	—	—	—	—	—	388,543	388,543
Provision for income taxes	—	—	—	(52,898)	—	—	(52,898)
Dividends/distributions declared	100,046	100	1,215,461	(4,893,183)	—	—	(3,677,622)
Expenses related to public offering of common stock	—	—	(2,255)	—	—	—	(2,255)
Issuance of restricted stock	142,499	142	(142)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(10,462)	(10)	(123,830)	—	—	—	(123,840)

Balance, March 31, 2010	11,934,594	$11,935	$138,107,049	$(81,945)	$647,364	$(8,991,043)	$129,693,360

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation) of	Net
	of Shares	Value	Capital	Distributions	Investments	Investments	Assets

Balance, January 1, 2011	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159
Net investment income	—	—	—	7,728,127	—	—	7,728,127
Stock-based compensation	—	—	414,329	—	—	—	414,329
Net unrealized gains on investments	—	—	—	—	—	4,595,755	4,595,755
Income tax benefit	—	—	—	27,359	—	—	27,359
Dividends/distributions declared	61,766	62	1,094,444	(7,773,397)	—	—	(6,678,891)
Public offering of common stock	3,450,000	3,450	63,134,805	—	—	—	63,138,255
Issuance of restricted stock	152,779	153	(153)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(23,676)	(24)	(485,571)	—	—	—	(485,595)

Balance, March 31, 2011	18,569,856	$18,570	$247,760,609	$3,347,637	$(8,244,376)	$6,336,058	$249,218,498

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,351,241	$4,149,329
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(68,275,512)	(14,143,949)
Repayments received/sales of portfolio investments	14,936,864	6,520,580
Loan origination and other fees received	1,466,292	301,875
Net realized gain on investments	—	(199,200)
Net unrealized appreciation of investments	(4,789,955)	(246,344)
Deferred income taxes	194,200	37,000
Payment—in—kind interest accrued, net of payments received	(857,493)	(1,059,516)
Amortization of deferred financing fees	309,763	96,431
Accretion of loan origination and other fees	(415,247)	(215,033)
Accretion of loan discounts	(260,986)	(117,201)
Accretion of discount on SBA-guaranteed debentures payable	42,378	—
Depreciation expense	7,064	5,478
Stock-based compensation	414,329	248,556
Changes in operating assets and liabilities:
Interest and fees receivable	(532,986)	(563,354)
Prepaid expenses	(218,943)	(62,373)
Accounts payable and accrued liabilities	(1,341,160)	(1,192,113)
Interest payable	(1,774,828)	(1,738,084)
Deferred revenue	5,287	(37,500)
Taxes payable	(191,672)	(27,245)

Net cash used in operating activities	(48,931,364)	(8,242,663)

Cash flows from investing activities:
Purchases of property and equipment	(18,115)	—

Net cash used in investing activities	(18,115)	—

Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	21,600,000	—
Repayments of SBA-guaranteed debentures payable	(9,500,000)	—
Financing fees paid	(523,801)	—
Proceeds from public stock offerings, net of expenses	63,138,255	(2,255)
Common stock withheld for payroll taxes upon vesting of restricted stock	(485,595)	(123,840)
Cash dividends paid	(6,678,891)	(3,558,973)

Net cash provided by (used in) financing activities	67,549,968	(3,685,068)

Net increase (decrease) in cash and cash equivalents	18,600,489	(11,927,731)
Cash and cash equivalents, beginning of period	54,820,222	55,200,421

Cash and cash equivalents, end of period	$73,420,711	$43,272,690

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,722,434	$3,478,064

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Schedule of Investments
March 31, 2011

		Type of Investment			Fair
Portfolio Company	Industry	(1) (2)	Principal Amount	Cost	Value (3)
Non—Control / Non—Affiliate Investments:

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (2%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,195,389	$4,160,551	$4,160,551
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	1,306,000

			4,195,389	4,431,483	5,595,122

Ann’s House of Nuts, Inc. (4%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,027,416	6,631,493	6,631,493
		Preferred A Units (22,368 units)		2,124,957	2,124,957
		Preferred B Units (10,380 units)		986,059	986,059
		Common Units (190,935 units)		150,000	150,000
		Common Stock Warrants (14,558 shares)		14,558	14,558

			7,027,416	9,907,067	9,907,067

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 Shares)		516,867	523,400

				516,867	523,400

Botanical Laboratories, Inc. (4%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, 1% PIK, Due 02/15)	10,429,678	9,802,439	9,802,439
		Common Unit Warrants (998,680)		474,600	—

			10,429,678	10,277,039	9,802,439

Capital Contractors, Inc. (4%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,046,079	8,399,088	8,399,088
		Common Stock Warrants (20 shares)		492,000	492,000

			9,046,079	8,891,088	8,891,088

Carolina Beer and Beverage, LLC (5%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash , 4% PIK, Due 02/16)	12,993,885	12,760,206	12,760,206
		Class A Units (11,974 Units)		1,077,615	799,400
		Class B Units (11,974 Units)		119,735	—

			12,993,885	13,957,556	13,559,606

CRS Reprocessing, LLC (9%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,185,210	10,783,135	10,783,135
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	10,685,609	9,729,313	9,729,313
		Common Unit Warrant (508 Units)		1,078,456	1,412,500

			21,870,819	21,590,904	21,924,948

CV Holdings, LLC (5%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,802,569	11,209,482	11,209,482
		Royalty rights		874,400	730,000

			11,802,569	12,083,882	11,939,482

DLR Restaurants, LLC (4%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 03/16)	9,010,500	8,770,500	8,770,500
		Royalty rights		—	—

			9,010,500	8,770,500	8,770,500

Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,199,721	3,179,312	3,179,312
		Senior Note (8.3% Cash, Due 01/14)	828,035	828,035	828,035
		Common Stock (570 shares)		285,000	147,000

			4,027,756	4,292,347	4,154,347

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	1,011,800

				4,833	1,011,800

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,161,657	8,053,672	8,053,672

			8,161,657	8,053,672	8,053,672

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	735,800

				500,000	735,800

Great Expressions Group Holdings, LLC (0%)*	Dental Practice Management	Class A Units (225 Units)		450,000	639,600

				450,000	639,600

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	6,062,732	5,972,635	5,972,635

			6,062,732	5,972,635	5,972,635

		Type of Investment			Fair
Portfolio Company	Industry	(1) (2)	Principal Amount	Cost	Value (3)
Hatch Chile Co., LLC (2%)*	Food Products Distributer	Senior Note (19% Cash, Due 07/15)	$4,500,000	$4,398,485	$4,398,485
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	844,400	844,400
		Unit Purchase Warrant (5,265 Units)		149,800	131,000

			5,500,000	5,392,685	5,373,885

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (5%)*	In-home primary care physician services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	10,255,695	10,030,695	10,030,695
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,226,429	1,226,429	1,226,429
		Royalty rights		—	—

			11,482,124	11,257,124	11,257,124

Infrastructure Corporation of America, Inc. (4%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,796,065	9,641,655	9,641,655
		Common Stock Purchase Warrant (199,526 shares)		980,000	980,000

			10,796,065	10,621,655	10,621,655

Inland Pipe Rehabilitation Holding Company LLC (7%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,274,920	7,653,008	7,653,008
		Subordinated Note (18% Cash, Due 01/14)	3,905,108	3,878,922	3,878,922
		Subordinated Note (15% Cash, Due 01/14)	306,302	306,302	306,302
		Subordinated Note (15.3% Cash, Due 01/14)	3,500,000	3,467,128	3,467,128
		Membership Interest Purchase Warrant (3.0%)		853,500	2,310,000

			15,986,330	16,158,860	17,615,360

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,309,063	5,169,473	5,169,473
		Common Stock Warrants (112 shares)		58,995	525,000

			5,309,063	5,228,468	5,694,473

McKenzie Sports Products, LLC (2%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,025,694	5,911,165	5,911,165

			6,025,694	5,911,165	5,911,165

Media Temple, Inc. (5%)*	Web Hosting Services	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	8,800,000	8,632,828	8,632,828
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,695,136	2,695,136
		Common Stock Purchase Warrant (28,000 Shares)		536,000	536,000

			12,000,000	11,863,964	11,863,964

Minco Technology Labs, LLC (2%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,143,671	5,029,574	5,029,574
		Class A Units (5,000 Units)		500,000	254,600

			5,143,671	5,529,574	5,284,174

National Investment Managers Inc. (5%)*	Retirement Plan Administrator	Subordinated Note (11% Cash, 5% PIK, Due 09/16)	11,267,188	10,985,938	10,985,938
		Preferred A Units (90,000 Units)		900,000	900,000
		Common Units (10,000 Units)		100,000	100,000

			11,267,188	11,985,938	11,985,938

Novolyte Technologies, Inc. (4%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 07/16)	7,046,667	6,911,251	6,911,251
		Subordinated Note (12% Cash, 4% PIK, Due 07/16)	2,265,000	2,221,474	2,221,474
		Preferred Units (641 units)		661,227	664,600
		Common Units (24,522 units)		165,306	370,200

			9,311,667	9,959,258	10,167,525

Pomeroy IT Solutions (4%)*	Information Technology Outsourcing Services	Subordinated Notes (13% Cash, 2% PIK, Due 02/16)	10,027,222	9,770,229	9,770,229

			10,027,222	9,770,229	9,770,229

SRC, Inc. (4%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	9,046,078	8,757,574	8,757,574
		Common Stock Purchase Warrants		123,800	123,800

			9,046,078	8,881,374	8,881,374

Syrgis Holdings, Inc. (2%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,730,518	2,717,342	2,717,342
		Class C Units (2,114 units)		1,000,000	1,264,000

			2,730,518	3,717,342	3,981,342

TBG Anesthesia Management, LLC (4%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	11,000,000	10,632,294	10,632,294
		Warrant (263 shares)		276,100	226,200

			11,000,000	10,908,394	10,858,494

Top Knobs USA, Inc. (4%)	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,019,345	9,831,398	9,831,398
		Common Stock (26,593 shares)		750,000	750,000

			10,019,345	10,581,398	10,581,398

		Type of Investment			Fair
Portfolio Company	Industry	(1) (2)	Principal Amount	Cost	Value (3)
TrustHouse Services Group, Inc. (2%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	$4,462,746	$4,406,514	$4,406,514
		Class A Units (1,495 units)		475,000	556,300
		Class B Units (79 units)		25,000	—

			4,462,746	4,906,514	4,962,814

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,510,596	5,510,596
		Common Unit (1 unit)		200,000	—
		Common Stock Warrants (8 shares)		321,000	—

			5,810,588	6,031,596	5,510,596

Twin-Star International, Inc. (2%)*	Consumer Home Furnishings	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,465,584	4,465,584
	Manufacturer	Senior Note (4.3%, Due 04/13)	1,059,996	1,059,996	1,059,996

			5,559,996	5,525,580	5,525,580

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,811,639	3,416,190	3,057,400
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,811,639	3,548,990	3,057,400

Yellowstone Landscape Group, Inc. (5%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,532,129	12,355,520	12,355,520

			12,532,129	12,355,520	12,355,520

Zoom Systems (3%)*	Retail Kiosk Operator	Subordinated Note (12.5% Cash, 1.5% PIK, Due 12/14)	8,155,730	7,994,845	7,994,845
		Royalty rights		—	—

			8,155,730	7,994,845	7,994,845

Subtotal Non—Control / Non—Affiliate Investments			280,606,273	287,830,346	290,736,361

Affiliate Investments:

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (5% PIK, Due 10/13)	5,613,162	5,167,911	3,985,700
		Membership Units (6,516 Units)		350,000	—

			5,613,162	5,517,911	3,985,700

AP Services, Inc. (3%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	5,864,100	5,756,863	5,756,863
		Class A Units (933 units)		933,333	976,000
		Class B Units (496 units)		—	79,000

			5,864,100	6,690,196	6,811,863

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	5,828,514	5,781,329	5,506,899
		Senior Note (12% Cash, 2% PIK, Due 07/15)	608,216	608,216	491,400
		Options to Purchase Membership Units (342,407 units)		500,000	—
		Membership Unit Warrants (356,506 units)		—	—

			6,436,730	6,889,545	5,998,299

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	966,000
		Common Stock Warrant (4,000 shares)		—	28,300

				200,000	994,300

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (2%)*	Oil and Gas Services	Subordinated Note—Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,745,701	3,745,701
		Common Unit Warrants—Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units—Pine Street (200 units)		200,000	—
		Common Unit Warrants—Pine Street (2,220 units)		—	—

			3,800,000	3,979,301	3,745,701

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,028,445	7,868,445	7,868,445
		Class A Units (80,000 units)		800,000	800,000

			8,028,445	8,668,445	8,668,445

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,707,000

				1,000,000	2,707,000

Equisales, LLC (2%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	3,031,333	2,998,853	2,998,853
		Class A Units (500,000 units)		480,900	870,000

			3,031,333	3,479,753	3,868,853

Plantation Products, LLC (6%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	14,691,125	14,340,163	14,340,163
		Preferred Units (1,127 units)		1,127,000	1,127,000
		Common Units (92,000 units)		23,000	23,000

			14,691,125	15,490,163	15,490,163

		Type of Investment			Fair
Portfolio Company	Industry	(1) (2)	Principal Amount	Cost	Value (3)
QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		$563,602	$477,000

				563,602	477,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	$5,400,543	5,321,724	5,321,724
		Common Units (50 Units)		500,000	350,800

			5,400,543	5,821,724	5,672,524

Waste Recyclers Holdings, LLC (2%)*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	3,529,000
		Class C Preferred Units (1,444,475 Units)		1,499,531	1,490,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

				7,984,532	5,019,000

Subtotal Affiliate Investments			52,865,438	66,285,172	63,438,848

Control Investments:

FCL Graphics, Inc. (1%)*	Commercial Printing Services	Senior Note (3.8% Cash, 2% PIK, Due 9/11)	1,499,343	1,497,269	1,497,269
		Senior Note (7.8% Cash, 2% PIK, Due 9/11)	2,055,472	2,051,807	1,049,232
		2nd Lien Note (2.8% Cash, 8% PIK, Due 12/11)	3,540,146	2,996,826	—
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			7,094,961	6,545,902	2,546,501

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,231,336	2,780,028	750,000
		Common Stock (2,978 shares)		294,624	—

			3,231,336	3,074,652	750,000

Fischbein, LLC (9%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (13% Cash, 3.5% PIK, Due 05/13)	4,383,708	4,314,072	4,314,072
		Class A-1 Common Units (558,140 units)		558,140	2,544,000
		Class A Common Units (4,200,000 units)		4,200,000	16,286,000

			4,383,708	9,072,212	23,144,072

Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (8.5% Cash, Due 03/15)	3,000,000	3,000,000	2,318,100
		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	138,369	120,000	120,000
		Royalty rights		—	112,100
		Common Stock Warrants (56,559 shares)		83,414	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—

			3,138,369	3,464,854	2,550,200

Weave Textiles, LLC (0%)*	Specialty Woven Fabrics Manufacturer	Senior Note (12% PIK, Due 01/11)	319,648	319,648	319,648
		Membership Units (425 units)		855,000	701,000

			319,648	1,174,648	1,020,648

Subtotal Control Investments			18,168,022	23,332,268	30,011,421

Total Investments, March 31, 2011(154%)*			$351,639,733	$377,447,786	$384,186,630

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment—in—kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Consolidated Schedule of Investments
December 31, 2010

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Non—Control / Non—Affiliate Investments:

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (3%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,325,151	$4,287,109	$4,287,109
		Common Stock-PHM (128,571 shares)		128,571	68,500
		Common Stock Warrants-AA (455 shares)		142,361	852,000

			4,325,151	4,558,041	5,207,609

Ann’s House of Nuts, Inc. (5%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,009,722	6,603,828	6,603,828
		Preferred A Units (22,368 units)		2,124,957	2,124,957
		Preferred B Units (10,380 units)		986,059	986,059
		Common Units (190,935 units)		150,000	150,000
		Common Stock Warrants (14,558 shares)		14,558	14,558

			7,009,722	9,879,402	9,879,402

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 Shares)		516,867	528,900

				516,867	528,900

Botanical Laboratories, Inc. (5%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, Due 02/15)	10,500,000	9,843,861	9,843,861
		Common Unit Warrants (998,680)		474,600	—

			10,500,000	10,318,461	9,843,861

Capital Contractors, Inc. (5%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,001,001	8,329,001	8,329,001
		Common Stock Warrants (20 shares)		492,000	492,000

			9,001,001	8,821,001	8,821,001

Carolina Beer and Beverage, LLC (8%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash , 4% PIK, Due 02/16)	12,865,233	12,622,521	12,622,521
		Class A Units (11,974 Units)		1,077,615	1,077,615
		Class B Units (11,974 Units)		119,735	119,735

			12,865,233	13,819,871	13,819,871

CRS Reprocessing, LLC (8%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,129,470	10,706,406	10,706,406
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	3,403,211	3,052,570	3,052,570
		Common Unit Warrant (340 Units)		564,454	1,043,000

			14,532,681	14,323,430	14,801,976

CV Holdings, LLC (6%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,685,326	11,042,011	11,042,011
		Royalty rights		874,400	622,500

			11,685,326	11,916,411	11,664,511

Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,183,802	3,162,604	3,162,604
		Senior Note (8.3% Cash, Due 01/14)	835,261	835,261	835,261
		Common Stock (570 shares)		285,000	110,000

			4,019,063	4,282,865	4,107,865

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	414,100

				4,833	414,100

Frozen Specialties, Inc. (4%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,060,481	7,945,904	7,945,904

			8,060,481	7,945,904	7,945,904

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	723,800

				500,000	723,800

Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (0.69% PIK, Due 08/11)	3,799,359	3,161,442	2,156,500
		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	137,233	120,000	120,000
		Royalty rights		—	112,100
		Common Stock Warrants (56,559 shares)		83,414	—

			3,936,592	3,364,856	2,388,600

Great Expressions Group Holdings, LLC (3%)*	Dental Practice Management	Subordinated Note (12% Cash, 4% PIK, Due 08/15)	4,561,311	4,498,589	4,498,589
		Class A Units (225 Units)		450,000	678,400

			4,561,311	4,948,589	5,176,989

Grindmaster-Cecilware Corp. (3%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	5,995,035	5,900,500	5,900,500

			5,995,035	5,900,500	5,900,500

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Hatch Chile Co., LLC (3%)*	Food Products Distributer	Senior Note (19% Cash, Due 07/15)	$4,500,000	$4,394,652	$4,394,652
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	837,779	837,779
		Unit Purchase Warrant (5,265 Units)		149,800	149,800

			5,500,000	5,382,231	5,382,231

Infrastructure Corporation of America, Inc. (6%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,769,120	9,566,843	9,566,843
		Common Stock Purchase Warrant (199,526 shares)		980,000	980,000

			10,769,120	10,546,843	10,546,843

Inland Pipe Rehabilitation Holding Company LLC (10%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,274,920	7,621,285	7,621,285
		Subordinated Note (18% Cash, Due 01/14)	3,905,108	3,861,073	3,861,073
		Subordinated Note (15% Cash, Due 01/14)	306,302	306,302	306,302
		Subordinated Note (15.3% Cash, Due 01/14)	3,500,000	3,465,000	3,465,000
		Membership Interest Purchase Warrant (3.0%)		853,500	2,982,600

			15,986,330	16,107,160	18,236,260

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,000	5,104,255	5,104,255
		Common Stock Warrants (112 shares)		58,995	535,000

			5,250,000	5,163,250	5,639,255

McKenzie Sports Products, LLC (3%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,010,667	5,893,359	5,893,359

			6,010,667	5,893,359	5,893,359

Media Temple, Inc. (7%)*	Web Hosting Services	Subordinated Note (12% Cash, 4% PIK, Due 04/15)	8,800,000	8,624,776	8,624,776
		Convertible Note (8% Cash, 4% PIK, Due 04/15)	3,200,000	2,668,581	2,668,581
		Common Stock Purchase Warrant (28,000 Shares)		536,000	536,000

			12,000,000	11,829,357	11,829,357

Minco Technology Labs, LLC (3%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,102,216	4,984,368	4,984,368
		Class A Units (5,000 Units)		500,000	296,800

			5,102,216	5,484,368	5,281,168

Novolyte Technologies, Inc. (5%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,785,733	7,686,662	7,686,662
		Preferred Units (641 units)		640,818	664,600
		Common Units (24,522 units)		160,204	370,200

			7,785,733	8,487,684	8,721,462

SRC, Inc. (5%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	9,001,000	8,697,200	8,697,200
		Common Stock Purchase Warrants		123,800	123,800

			9,001,000	8,821,000	8,821,000

Syrgis Holdings, Inc. (2%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,873,393	2,858,198	2,858,198
		Class C Units (2,114 units)		1,000,000	962,200

			2,873,393	3,858,198	3,820,398

TBG Anesthesia Management, LLC (6%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	11,000,000	10,612,766	10,612,766
		Warrant (263 shares)		276,100	165,000

			11,000,000	10,888,866	10,777,766

Top Knobs USA, Inc. (6%)*	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	9,910,331	9,713,331	9,713,331
		Common Stock (26,593 shares)		750,000	750,000

			9,910,331	10,463,331	10,463,331

TrustHouse Services Group, Inc. (3%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,440,543	4,381,604	4,381,604
		Class A Units (1,495 units)		475,000	492,900
		Class B Units (79 units)		25,000	—

			4,440,543	4,881,604	4,874,504

Tulsa Inspection Resources, Inc. (3%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,490,797	5,490,797
		Common Unit(1 unit)		200,000	—
		Common Stock Warrants (8 shares)		321,000	—

			5,810,588	6,011,797	5,490,797

Twin-Star International, Inc. (3%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,462,290	4,462,290
		Senior Note (4.53%, Due 04/13)	1,088,962	1,088,962	1,088,962

			5,588,962	5,551,252	5,551,252

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1)(2)	Amount	Cost	Value(3)
Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	$3,739,639	$3,387,525	$2,632,100
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,739,639	3,520,325	2,632,100

Yellowstone Landscape Group, Inc. (7%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,438,838	12,250,147	12,250,147

			12,438,838	12,250,147	12,250,147

Zoom Systems (4%)*	Retail Kiosk Operator	Subordinated Note (12.5% Cash, 1.5% PIK, Due 12/14)	8,125,222	7,956,025	7,956,025
		Royalty rights		—	—

			8,125,222	7,956,025	7,956,025

Subtotal Non—Control / Non—Affiliate Investments			237,824,178	244,197,828	245,392,144

Affiliate Investments:

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (5% PIK, Due 10/13)	5,475,141	5,153,341	3,985,700
		Membership Units (6,516 Units)		350,000	—

			5,475,141	5,503,341	3,985,700

AP Services, Inc. (4%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	5,834,877	5,723,194	5,723,194
		Class A Units (933 units)		933,333	933,333
		Class B Units (496 units)		—	—

			5,834,877	6,656,527	6,656,527

Asset Point, LLC (3%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	5,756,261	5,703,925	5,384,500
		Senior Note (12% Cash, 2% PIK, Due 07/15)	605,185	605,185	478,100
		Options to Purchase Membership Units (342,407 units)		500,000	—
		Membership Unit Warrants (356,506 units)		—	—

			6,361,446	6,809,110	5,862,600

Axxiom Manufacturing, Inc. (1%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	978,700
		Common Stock Warrant (4,000 shares)		—	28,700

				200,000	1,007,400

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (2%)*	Oil and Gas Services	Subordinated Note—Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,738,821	3,546,600
		Common Unit Warrants—Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units—Pine Street (200 units)		200,000	—
		Common Unit Warrants—Pine Street (2,220 units)		—	—

			3,800,000	3,972,421	3,546,600

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,476,000

				1,000,000	2,476,000

Equisales, LLC (4%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,000,000	5,959,983	5,959,983
		Class A Units (500,000 units)		480,900	569,300

			6,000,000	6,440,883	6,529,283

Plantation Products, LLC (8%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	14,527,188	14,164,688	14,164,688
		Preferred Units (1,127 units)		1,127,000	1,127,000
		Common Units (92,000 units)		23,000	23,000

			14,527,188	15,314,688	15,314,688

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	505,500

				563,602	505,500

Technology Crops International (3%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,333,595	5,250,980	5,250,980
		Common Units (50 Units)		500,000	612,200

			5,333,595	5,750,980	5,863,180

Waste Recyclers Holdings, LLC (2%)*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	2,384,100
		Class C Preferred Units (1,444,475 Units)		1,499,531	1,530,300
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

				7,984,532	3,914,400

Subtotal Affiliate Investments			47,332,247	60,196,084	55,661,878

		Type of Investment	Principal		Fair
Portfolio Company	Industry	(1) (2)	Amount	Cost	Value (3)
Control Investments:

FCL Graphics, Inc. (1%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	$1,500,498	$1,497,934	$1,465,400
		Senior Note (7.79% Cash, 2% PIK, Due 9/11)	2,045,228	2,041,167	1,081,100
		2nd Lien Note (2.79% Cash, 8% PIK, Due 12/11)	3,470,254	2,996,287	—
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			7,015,980	6,535,388	2,546,500

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/11)	3,065,981	2,626,072	750,000
		Common Stock (2,978 shares)		294,624	—

			3,065,981	2,920,696	750,000

Fischbein, LLC (11%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (13% Cash, 5.5% PIK, Due 05/13)	4,345,573	4,268,333	4,268,333
		Class A-1 Common Units (558,140 units)		558,140	2,200,600
		Class A Common Units (4,200,000 units)		4,200,000	13,649,600

			4,345,573	9,026,473	20,118,533

Weave Textiles, LLC (1%)*	Specialty Woven Fabrics Manufacturer	Senior Note (12% PIK, Due 01/11)	310,238	310,238	310,238
		Membership Units (425 units)		855,000	1,211,300

			310,238	1,165,238	1,521,538

Subtotal Control Investments			14,737,772	19,647,795	24,936,571

Total Investments, December 31, 2010 (181%)*			$299,894,197	$324,041,707	$325,990,593

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non—income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and payment—in—kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements
1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS
Organization
     Triangle Capital Corporation and its wholly owned subsidiaries, including Triangle Mezzanine Fund LLLP (the “Fund”) and Triangle Mezzanine Fund II LP (“Fund II”) (collectively, the “Company”), operate as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Fund and Fund II are specialty finance limited partnerships formed to make investments primarily in middle market companies located throughout the United States. On September 11, 2003, the Fund was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Fund II obtained its license to operate as an SBIC. As SBICs, both the Fund and Fund II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.
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
     The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2010. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. INVESTMENTS
     Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio

March 31, 2011:
Subordinated debt, Unitranche and 2nd lien notes	$330,396,564	88%	$322,755,563	84%
Senior debt	8,474,097	2	7,471,522	2
Equity shares	31,202,841	8	45,032,087	12
Equity warrants	6,499,884	2	8,085,358	2
Royalty rights	874,400	—	842,100	—

	$377,447,786	100%	$384,186,630	100%

December 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$279,433,775	86%	$270,994,677	83%
Senior debt	8,631,760	3	7,639,159	3
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

     During the three months ended March 31, 2011, the Company made five new investments totaling approximately $51.5 million and investments in four existing portfolio companies totaling approximately $16.8 million. During the three months ended March 31, 2010, the Company made two new investments totaling approximately $11.6 million and five investments in existing portfolio companies totaling approximately $2.5 million.
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
     The following table presents the Company’s financial instruments carried at fair value as of March 31, 2011 and December 31, 2010, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at March 31, 2011
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$384,186,630	$384,186,630

	$—	$—	$384,186,630	$384,186,630

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$325,990,593	$325,990,593

	$—	$—	$325,990,593	$325,990,593

     The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Fair value of portfolio, beginning of period	$325,990,593	$201,317,970
New investments	68,275,512	14,143,949
Proceeds from sales of investments	—	(240,000)
Loan origination fees received	(1,466,292)	(301,875)
Principal repayments received	(14,936,864)	(6,280,580)
Payment in kind interest earned	1,942,288	1,216,226
Payment in kind interest payments received	(1,084,795)	(156,710)
Accretion of loan discounts	260,986	117,201
Accretion of deferred loan origination revenue	415,247	215,033
Realized gain on investments	—	199,200
Unrealized gain on investments	4,789,955	246,344

Fair value of portfolio, end of period	$384,186,630	$210,476,758

     All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Pre-tax net unrealized gains on investments of $4.8 million during the three months ended March 31, 2011 are related to portfolio company investments that were still held by the Company as of March 31, 2011. Pre-tax net unrealized gains on investments of $0.4 million during the three months ended March 31, 2010 are related to portfolio company investments that were still held by the Company as of March 31, 2010.

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
     The total number of investments and the percentage of our portfolio on which we asked Duff & Phelps to perform such procedures are summarized below by period:

		Percent of total
	Total	investments at
For the quarter ended:	companies	fair value(1)
| |
March 31, 2010	7	25%
June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%

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
Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments
     Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments.
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
Payment-in-Kind Interest
     The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain a payment—in—kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Concentration of Credit Risk
     The Company’s investees are generally lower middle—market companies in a variety of industries. At both March 31, 2011 and December 31, 2010, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
     The Company’s investments carry a number of risks including, but not limited to: 1) investing in lower middle market companies which have limited operating histories and financial resources; 2) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors; 3) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.
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

     For federal income tax purposes, the cost of investments owned at March 31, 2011 was approximately $379.5 million.
4. LONG—TERM DEBT
     At March 31, 2011 and December 31, 2010, the Company had the following debentures guaranteed by the SBA outstanding:

		Prioritized Return	March 31,	December 31,
Issuance/Pooling Date	Maturity Date	(Interest) Rate	2011	2010
SBA Debentures:
September 28, 2005	September 1, 2015	5.796%	$—	$9,500,000
March 28, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.214%	6,410,000	6,410,000
September 24, 2008	September 1, 2018	6.455%	50,900,000	50,900,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	63,400,000
March 11, 2011	September 1, 2021	1.293%	9,600,000	—

SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	6,907,244	6,864,866

			$214,607,244	$202,464,866

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
     Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of March 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of March 31, 2011, the Fund has issued $140.5 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of March 31, 2011, Fund II has issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to a one—time 1.0% fee on the total commitment from the SBA, the Company also pays a one—time 2.425% fee on the amount of each SBA debenture issued and a one-time 2.0% fee on the amount of each SBA LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA-guaranteed debentures as of March 31, 2011 and December 31, 2010 were 4.80% and 3.95%, respectively. The weighted average interest rate as of March 31, 2011 included $205.0 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 4.97% and $9.6 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.29%. The weighted average interest rate as of December 31, 2010 included $139.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 5.29% and $63.4 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.00%.

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
     The following table presents information with respect to the Plan for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair
	Number of Shares	Value per Share	Number of Shares	Value per Share
Unvested shares, beginning of period	302,698	$11.40	219,813	$10.76
Shares granted during the period	152,779	$20.51	142,499	$11.84
Shares vested during the period	(68,873)	$11.25	(33,247)	$10.62

Unvested shares, end of period	386,604	$15.03	329,065	$11.24

     In the three months ended March 31, 2011 and 2010, the Company recognized equity-based compensation expense of approximately $0.4 million and $0.2 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations.
     As of March 31, 2011, there was approximately $5.2 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

6. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Per share data:
Net asset value at beginning of period	$12.09	$11.03
Net investment income(1)	0.46	0.32
Net realized gain (loss) on investments(1)	—	0.02
Net unrealized appreciation on investments(1)	0.27	0.02

Total increase from investment operations(1)	0.73	0.36

Cash dividends/distributions declared	(0.42)	(0.41)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.10
Common stock offerings	1.17	—
Stock-based compensation	(0.11)	(0.11)
Income tax provision(1)	—	(0.01)
Other(2)	(0.05)	(0.09)

Net asset value at end of period	$13.42	$10.87

Market value at end of period(3)	$18.06	$14.04

Shares outstanding at end of period	18,569,856	11,934,594
Net assets at end of period	$249,218,498	$129,693,360
Average net assets	$205,618,569	$131,333,496
Ratio of total expenses to average net assets (annualized)	9%	11%
Ratio of net investment income to average net assets (annualized)	15%	12%
Portfolio turnover ratio	5%	3%
Total Return(4)	(3%)	20%

(1)	Weighted average basic per share data.

(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)	Represents the closing price of the Company’s common stock on the last day of the period.

(4)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.
7. SUBSEQUENT EVENTS
     In April 2011, the Company invested $5.0 million in The Main Resource (“TMR”) consisting of subordinated debt with warrants. TMR is a supplier of aftermarket automotive parts. Under the terms of the investments, TMR will pay interest on the subordinated debt at a rate of 14% per annum.
     In April 2011, the Company invested $4.0 million in subordinated debt, $1.0 million in junior subordinated debt with warrants and $0.3 million in equity of Main Street Gourmet (“MSG”). MSG is a provider of bakery items primarily for retail and foodservice companies. Under the terms of the investments, MSG will pay interest on the subordinated debt and junior subordinated debt at a rate of 16.5% and 10%, respectively, per annum.
     In May 2011, the Company recognized a realized gain of approximately $12.2 million related to the sale of certain assets of Fischbein, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
     Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
     We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of March 31, 2011, and December 31, 2010, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.2% and 15.1%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.9% and 13.7% as of March 31, 2011 and December 31, 2010, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 13.3% and 12.9% as of March 31, 2011 and December 31, 2010, respectively.
     The Fund and Fund II are eligible to issue debentures to the SBA, which pools these with debentures of other SBICs and sells them in the capital markets at favorable interest rates, in part as a result of the guarantee of payment from the SBA. We invest these funds in portfolio companies. We intend to continue to operate the Fund and Fund II as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.
Portfolio Composition
     The total value of our investment portfolio was $384.2 million as of March 31, 2011, as compared to $326.0 million as of December 31, 2010. As of March 31, 2011, we had investments in 53 portfolio companies with an aggregate cost of $377.4 million. As of December 31, 2010, we had investments in 48 portfolio companies with an aggregate cost of $324.0 million. As of both March 31, 2011 and December 31, 2010, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
     As of March 31, 2011 and December 31, 2010, our investment portfolio consisted of the following investments:

		Percentage of Total		Percentage of Total
	Cost	Portfolio	Fair Value	Portfolio

March 31, 2011:
Subordinated debt, Unitranche and 2nd lien notes	$330,396,564	88%	$322,755,563	84%
Senior debt	8,474,097	2	7,471,522	2
Equity shares	31,202,841	8	45,032,087	12
Equity warrants	6,499,884	2	8,085,358	2
Royalty rights	874,400	—	842,100	—

	$377,447,786	100%	$384,186,630	100%

December 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$279,433,775	86%	$270,994,677	83%
Senior debt	8,631,760	3	7,639,159	3
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

Investment Activity
     During the three months ended March 31, 2011, we made five new investments totaling approximately $51.5 million, debt investments in three existing portfolio companies totaling approximately $16.6 million and two equity investments in existing portfolio companies totaling approximately $0.1 million. We had two portfolio company loans repaid at par totaling approximately $11.5 million and received normal principal repayments and partial loan prepayments totaling approximately $3.4 million in the three months ended March 31, 2011.
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

     Total portfolio investment activity for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010

Fair value of portfolio, beginning of period	$325,990,593	$201,317,970
New investments	68,275,512	14,143,949
Proceeds from sales of investments	—	(240,000)
Loan origination fees received	(1,466,292)	(301,875)
Principal repayments received	(14,936,864)	(6,280,580)
Payment in kind interest earned	1,942,288	1,216,226
Payment in kind interest payments received	(1,084,795)	(156,710)
Accretion of loan discounts	260,986	117,201
Accretion of deferred loan origination revenue	415,247	215,033
Realized gain on investments	—	199,200
Unrealized gain on investments	4,789,955	246,344

Fair value of portfolio, end of period	$384,186,630	$210,476,758

Weighted average yield on debt investments at end of period(1)	15.2%	14.7%

Weighted average yield on total investments at end of period(1)	13.9%	13.4%

Weighted average yield on total investments at end of period	13.3%	11.8%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
     As of March 31, 2011, the fair value of our non-accrual assets was approximately $7.1 million, which comprised 1.8% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $13.9 million, which comprised 3.7% of the total cost of our portfolio. Our non-accrual assets as of March 31, 2011 are as follows:
Gerli and Company
     In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008, we recognized an unrealized loss on our debt investment in Gerli of $1.2 million and in the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Gerli of $0.5 million. In the year ended December 31, 2010, we recognized an unrealized gain on our debt investment in Gerli of approximately $0.7 million. During the quarter ended March 31, 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. Under the terms of the new note, interest on the note is payable only if Gerli meets certain covenants, which they were not compliant with as of March 31, 2011. As of March 31, 2011, the fair value of our new debt investment in Gerli was $2.3 million.
Fire Sprinkler Systems, Inc.
     In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. During 2008, we recognized an unrealized loss of $1.3 million on our subordinated note investment in Fire Sprinkler Systems. In each of the years ended December 31, 2009 and 2010, we recognized additional unrealized losses on our debt investment in Fire Sprinkler Systems of $0.3 million. In the quarter ended March 31, 2011, we recorded an additional $0.1 million unrealized loss on our debt investment. As of March 31, 2011, the cost of our debt investment in Fire Sprinkler Systems was $2.8 million and the fair value of such investment was $0.8 million.
American De-Rosa Lamparts, LLC and Hallmark Lighting
     In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting, or collectively, ADL. This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us. As a result, we placed our investment in ADL on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes. In the year ended December 31, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million and in the first quarter of 2010, we recognized an unrealized gain on our investment in ADL of approximately $0.1 million. In June 2010, we converted approximately $3.0 million of our subordinated debt in ADL to equity as part of a restructuring, resulting in realized loss of approximately $3.0 million. As of March 31, 2011, the cost of our investment in ADL was approximately $5.2 million and the fair value of such investment was approximately $4.0 million.
FCL Graphics, Inc. 2nd Lien Note
     During the first eight months of 2009, we received cash interest on our 2nd Lien note in FCL Graphics, Inc., or FCL, at the stated contractual rate (20% per annum as of September 30, 2009). In September 2009, FCL did not make the scheduled interest payments on its 2nd Lien notes. As a result, we placed our 2nd Lien note in FCL on non-accrual status and therefore, under U.S. GAAP, we no longer recognized interest income on our 2nd Lien note investment in FCL for financial reporting purposes. In November 2009, we amended the terms of our note with FCL. The terms of the amendment provide for cash interest at a rate of LIBOR plus 250 basis points per annum and PIK interest at a rate of 8% per annum. In addition, we exchanged approximately $0.4 million of unpaid PIK interest on our FCL 2nd Lien note for common equity in FCL Graphics, resulting in a $0.4 million realized loss. While we are currently recognizing cash interest on our 2nd Lien investment in FCL, we have placed the PIK component of this note on non-accrual status. In the year ended December 31, 2009, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $2.2 million and in the year ended December 31, 2010, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $0.8 million. As of March 31, 2011, the cost of our 2nd Lien note investment in FCL was approximately $3.0 million and the fair value of our 2nd Lien note investment in FCL was zero.
Results of Operations
Comparison of three months ended March 31, 2011 and March 31, 2010
Investment Income
     For the three months ended March 31, 2011, total investment income was $12.4 million, a 66% increase from $7.5 million of total investment income for the three months ended March 31, 2010. This increase was primarily attributable to a $5.0 million increase in total loan interest, fee and dividend income (including PIK interest income) due to a net increase in our portfolio investments from March 31, 2010, to March 31, 2011, partially offset by a decrease in non-recurring fee income of approximately $0.1 million. Non-recurring fee income was approximately $0.5 million for the three months ended March 31, 2011 as compared to $0.6 million for the three months ended March 31, 2010.
Expenses
     For the three months ended March 31, 2011, expenses increased by 27% to $4.7 million from $3.7 million for the three months ended March 31, 2010. The increase in expenses was primarily attributable to a $0.5 million increase in general and administrative expenses as a result of higher salary expenses due to an increase in employees and non-cash compensation expenses. In addition, the increase in expenses was also partially attributable to a $0.2 million increase in amortization of deferred financing fees associated with the early repayment of certain SBA-guaranteed debentures in the first quarter of 2011 and a $0.3 million increase in interest expense related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended March 31, 2011 than in the comparable period in 2010.
Net Investment Income
     As a result of the $4.9 million increase in total investment income and the $1.0 million increase in expenses, net investment income increased by 104% to $7.7 million for the three months ended March 31, 2011 as compared to net investment income of $3.8 million for the three months ended March 31, 2010.
Net Increase/Decrease in Net Assets Resulting From Operations
     During the three months ended March 31, 2011, we recorded net unrealized appreciation of investments totaling approximately $4.6 million, comprised of unrealized appreciation on 17 investments totaling approximately $7.0 million and unrealized depreciation on 17 investments totaling approximately $2.4 million.
     During the three months ended March 31, 2010, we realized a gain on the sale of one non-control/non-affiliate investment of approximately $0.2 million. In addition, during the three months ended March 31, 2010, we recorded net unrealized appreciation of investments totaling approximately $0.2 million, comprised of 1) unrealized appreciation on 15 investments totaling approximately $5.2 million, 2) unrealized depreciation on 11 investments totaling approximately $4.8 million and 3) a $0.2 million unrealized depreciation reclassification adjustment related to the realized gain noted above.

     As a result of these events, our net increase in net assets from operations was $12.4 million for the three months ended March 31, 2011 as compared to a net increase in net assets from operations of $4.1 million for the three months ended March 31, 2010.
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
Cash Flows
     For the three months ended March 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $18.6 million. During that period, our operating activities used $48.9 million in cash, consisting primarily of new portfolio investments of $68.3 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $14.9 million. In addition, financing activities provided $67.5 million of cash, consisting primarily of proceeds from a public stock offering of $63.1 million, borrowings under SBA-guaranteed debentures payable of $21.6 million, offset by cash dividends paid in the amount of $6.7 million, repayments of SBA-guaranteed debentures of $9.5 million and financing fees paid in the amount of $0.5 million. At March 31, 2011, we had $73.4 million of cash and cash equivalents on hand.
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
Financing Transactions
     Due to the Fund’s and Fund II’s status as licensed SBICs, the Fund and Fund II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $225.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time. Debentures issued prior to September 2006, were subject to pre-payment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006.
     As of March 31, 2011, the Fund has issued $140.5 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of March 31, 2011, Fund II has issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2011 was 4.80%. The weighted average interest rate as of March 31, 2011 included $205.0 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 4.97% and $9.6 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.29%.
Distributions to Stockholders
     We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the “Code,” and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2010, 2009, 2008 and 2007 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
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
Current Market Conditions
     Beginning in 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the passage of the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) in February 2009. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, these conditions may reoccur in the future and could then continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our recent public stock offering, and increased leverage available through the SBIC program as a result of the Stimulus Bill, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recent Developments
     In April 2011, the Company invested $5.0 million in The Main Resource (“TMR”) consisting of subordinated debt with warrants. TMR is a supplier of aftermarket automotive parts. Under the terms of the investments, TMR will pay interest on the subordinated debt at a rate of 14% per annum.
     In April 2011, the Company invested $4.0 million in subordinated debt, $1.0 million in junior subordinated debt with warrants and $0.3 million in equity of Main Street Gourmet (“MSG”). MSG is a provider of bakery items primarily for retail and foodservice companies. Under the terms of the investments, MSG will pay interest on the subordinated debt and junior subordinated debt at a rate of 16.5% and 10%, respectively, per annum.
     In May 2011, we recognized a realized gain of approximately $12.2 million related to the sale of certain assets of Fischbein, LLC.

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

     The total number of investments and the percentage of our portfolio on which we asked Duff & Phelps to perform such procedures are summarized below by period:

		Percent of total
	Total	investments at
For the quarter ended:	companies	fair value(1)

March 31, 2010	7	25%
June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%

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
     During 2009, we experienced write-downs in our portfolio, several of which were due to declines in the operating performance of certain portfolio companies. During 2010, we experienced a $10.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments and in the first quarter of 2011, we experienced a $4.6 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments.
     As of March 31, 2011, the fair value of our non-accrual assets was approximately $7.1 million, which comprised approximately 1.8% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $13.9 million, or 3.7% of the total cost of our portfolio. In addition to these non-accrual assets, as of March 31, 2011, we had, on a fair value basis, approximately $10.1 million of debt investments, or 2.6% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of March 31, 2011 was approximately $11.9 million, or 3.1% of the total cost of our portfolio.
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
     In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2011, we were not a party to any hedging arrangements.
     As of March 31, 2011, approximately 96.7%, or $327.7 million of our debt portfolio investments bore interest at fixed rates and approximately 3.3%, or $11.2 million of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.2 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Sales of Unregistered Securities
     During the quarter ended March 31, 2011, we issued a total of 61,766 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was $1.1 million.
     Issuer Purchases of Equity Securities
     During the three months ended March 31, 2011, there were elections by employees to surrender shares of stock upon vesting of shares of restricted stock to cover tax withholding obligations. The following chart summarizes repurchases of our common stock for the three months ended March 31, 2011.

			Total Number of Shares	Maximum Number (or Approximate
			Purchased as Part of	Dollar Value) of Shares that May
	Total Number	Average Price Paid	Publicly Announced	Yet Be Purchased Under the Plans
Period	of Shares	Per Share	Plans or Programs	or Programs

January 1-31, 2011	—	—	—	—
February 1-28, 2011	23,676 (1)	$20.51	—	—
March 1-31, 2011	—	—	—	—

Total	23,676	$485,594.76	—	—

(1)	Represents shares of our common stock delivered to us in satisfaction of certain tax withholding obligations of holders of restricted shares that vested during this period.

     Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock to satisfy our Dividend Reinvestment Plan obligations during the three months ended March 31, 2011.
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

3.2	Third Amended and Restated Bylaws of the Registrant.

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

TRIANGLE CAPITAL CORPORATION

Date: May 4, 2011	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: May 4, 2011	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: May 4, 2011	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of the Registrant.

3.3	Certificate of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.