Form 10-Q
period 2011-06-30
Triangle Capital CORP
filed 2011-08-03
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 814-00733

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

The number of shares outstanding of the registrant’s Common Stock on August 1, 2011 was 18,625,238.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

TRIANGLE CAPITAL CORPORATION

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (cost of $306,487,844 and $244,197,828 at June 30, 2011 and December 31, 2010, respectively)	$310,837,398	$245,392,144
Affiliate investments (cost of $90,621,782 and $60,196,084 at June 30, 2011 and December 31, 2010, respectively)	90,921,038	55,661,878
Control investments (cost of $14,260,745 and $19,647,795 at June 30, 2011 and December 31, 2010, respectively)	7,641,249	24,936,571

Total investments at fair value	409,399,685	325,990,593
Cash and cash equivalents	68,242,549	54,820,222
Interest and fees receivable	1,579,634	867,627
Prepaid expenses and other current assets	554,905	119,151
Deferred financing fees	6,904,285	6,200,254
Property and equipment, net	51,285	47,647

Total assets	$486,732,343	$388,045,494

LIABILITIES
Accounts payable and accrued liabilities	$2,273,598	$2,268,898
Interest payable	3,112,355	2,388,505
Taxes payable	6,307	197,979
Deferred revenue	37,500	37,500
Deferred income taxes	352,316	208,587
SBA-guaranteed debentures payable	224,149,934	202,464,866

Total liabilities	229,932,010	207,566,335
Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 18,625,238 and 14,928,987 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	18,625	14,929
Additional paid-in-capital	248,967,897	183,602,755
Investment income in excess of distributions	5,400,419	3,365,548
Accumulated realized gain (loss) on investments	4,736,393	(8,244,376)
Net unrealized appreciation (depreciation) of investments	(2,323,001)	1,740,303

Total net assets	256,800,333	180,479,159

Total liabilities and net assets	$486,732,343	$388,045,494

Net asset value per share	$13.79	$12.09

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Investment income:
Loan interest, fee and dividend income:
Non-Control/Non-Affiliate investments	$11,224,891	$5,217,203	$19,974,340	$10,018,845
Affiliate investments	1,724,555	1,078,074	3,098,798	2,108,670
Control investments	888,593	369,325	1,146,861	722,470

Total loan interest, fee and dividend income	13,838,039	6,664,602	24,219,999	12,849,985
Paid-in-kind interest income:
Non-Control/Non-Affiliate investments	1,886,506	1,135,906	3,368,326	1,963,507
Affiliate investments	549,724	303,246	944,895	565,923
Control investments	53,504	133,909	118,801	259,857

Total paid-in-kind interest income	2,489,734	1,573,061	4,432,022	2,789,287
Interest income from cash and cash equivalent investments	85,973	56,484	187,122	139,782

Total investment income	16,413,746	8,294,147	28,839,143	15,779,054

Expenses:
Interest expense	2,541,369	1,838,004	4,531,353	3,577,984
Amortization of deferred financing fees	212,382	99,630	522,145	196,061
General and administrative expenses	3,436,474	1,797,889	5,833,997	3,652,701

Total expenses	6,190,225	3,735,523	10,887,495	7,426,746

Net investment income	10,223,521	4,558,624	17,951,648	8,352,308
Net realized gain (loss) on investments — Non Control/Non-Affiliate	827,599	(3,032,785)	827,599	(2,833,585)
Net realized gain on investments — Control	12,153,170	—	12,153,170	—
Net realized gain on investments — Affiliate	—	3,541,238	—	3,541,238
Net unrealized appreciation (depreciation) of investments	(8,659,059)	1,840,049	(4,063,304)	2,049,392

Total net gain on investments before income taxes	4,321,710	2,348,502	8,917,465	2,757,045
Income tax benefit (provision)	—	(39,846)	27,359	(92,744)

Net increase in net assets resulting from operations	$14,545,231	$6,867,280	$26,896,472	$11,016,609

Net investment income per share — basic and diluted	$0.55	$0.38	$1.01	$0.70

Net increase in net assets resulting from operations per share — basic and diluted	$0.78	$0.57	$1.52	$0.92

Dividends declared per common share	$0.44	$0.41	$0.86	$0.82

Weighted average number of shares outstanding — basic and diluted	18,570,929	12,003,068	17,714,507	11,940,724

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Changes in Net Assets

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation)	Net
	of Shares	Value	Capital	Distributions	Investments	of Investments	Assets

Balance, January 1, 2010	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192
Net investment income	—	—	—	8,352,308	—	—	8,352,308
Stock-based compensation	—	—	545,670	—	—	—	545,670
Net realized gain on investments	—	—	—	—	707,653	(188,682)	518,971
Net unrealized gain on investments	—	—	—	—	—	2,238,074	2,238,074
Provision for income taxes	—	—	—	(92,744)	—	—	(92,744)
Dividends/distributions declared	237,346	237	3,220,614	(9,817,051)	—	—	(6,596,200)
Expenses related to public offering of common stock	—	—	(21,001)	—	—	—	(21,001)
Issuance of restricted stock	152,944	153	(153)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(18,617)	(19)	(234,893)	—	—	—	(234,912)

Balance, June 30, 2010	12,074,184	$12,074	$140,279,496	$(487,035)	$1,155,817	$(7,150,994)	$133,809,358

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation)	Net
	of Shares	Value	Capital	Distributions	Investments	of Investments	Assets

Balance, January 1, 2011	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159
Net investment income	—	—	—	17,951,648	—	—	17,951,648
Stock-based compensation	—	—	909,500	—	—	—	909,500
Net realized gain on investments	—	—	—	—	12,980,769	(11,137,330)	1,843,439
Net unrealized gain on investments	—	—	—	—	—	7,074,026	7,074,026
Income tax benefit	—	—	—	27,359	—	—	27,359
Dividends/distributions declared	117,142	117	2,109,433	(15,944,136)	—	—	(13,834,586)
Public offering of common stock	3,450,000	3,450	62,989,646	—	—	—	62,993,096
Issuance of restricted stock	161,174	161	(161)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(32,065)	(32)	(643,276)	—	—	—	(643,308)

Balance, June 30, 2011	18,625,238	$18,625	$248,967,897	$5,400,419	$4,736,393	$(2,323,001)	$256,800,333

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010

Cash flows from operating activities:
Net increase in net assets resulting from operations	$26,896,472	$11,016,609
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(136,291,889)	(58,216,292)
Repayments received/sales of portfolio investments	61,522,270	21,702,621
Loan origination and other fees received	2,689,172	1,157,860
Net realized gain on investments	(12,980,769)	(707,653)
Net unrealized depreciation (appreciation) of investments	3,919,574	(1,718,790)
Deferred income taxes	143,729	(330,600)
Payment-in-kind interest accrued, net of payments received	(1,037,758)	(1,483,865)
Amortization of deferred financing fees	522,145	196,061
Accretion of loan origination and other fees	(711,355)	(418,082)
Accretion of loan discounts	(518,337)	(312,106)
Accretion of discount on SBA-guaranteed debentures payable	85,068	—
Depreciation expense	14,477	9,609
Stock-based compensation	909,500	545,670
Changes in operating assets and liabilities:
Interest and fees receivable	(712,007)	(374,704)
Prepaid expenses	(435,754)	25,041
Accounts payable and accrued liabilities	4,700	(1,080,809)
Interest payable	723,850	99,921
Deferred revenue	—	(37,500)
Taxes payable	(191,672)	(6,830)

Net cash used in operating activities	(55,448,584)	(29,933,839)

Cash flows from investing activities:
Purchases of property and equipment	(18,115)	(20,155)

Net cash used in investing activities	(18,115)	(20,155)

Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	31,100,000	32,590,000
Repayments of SBA-guaranteed debentures payable	(9,500,000)	—
Financing fees paid	(1,226,176)	(1,324,307)
Proceeds from public stock offerings, net of expenses	62,993,096	(21,001)
Common stock withheld for payroll taxes upon vesting of restricted stock	(643,308)	(234,912)
Cash dividends paid	(13,834,586)	(11,370,734)

Net cash provided by financing activities	68,889,026	19,639,046

Net increase (decrease) in cash and cash equivalents	13,422,327	(10,314,948)
Cash and cash equivalents, beginning of period	54,820,222	55,200,421

Cash and cash equivalents, end of period	$68,242,549	$44,885,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,722,435	$3,478,064

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments
June 30, 2011

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Non-Control/Non-Affiliate Investments:

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical,	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,065,043	$4,033,531	$4,033,531
LLC (“PHM”) (2)%*		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	1,622,000

			4,065,043	4,304,463	5,784,102
Ann’s House of Nuts, Inc. (4)%*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,045,180	6,659,527	6,659,527
		Preferred A Units (22,368 units)		2,124,957	2,124,957
		Preferred B Units (10,380 units)		986,059	986,059
		Common Units (190,935 units)		150,000	150,000
		Common Stock Warrants (14,558 shares)		14,558	14,558

			7,045,180	9,935,101	9,935,101

Assurance Operations Corporation (0)%*	Metal Fabrication	Common Stock (517 Shares)		516,867	511,000

				516,867	511,000
BioSan Laboratories, Inc. (2)%*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,175,000	5,071,500	5,071,500

			5,175,000	5,071,500	5,071,500
Botanical Laboratories, Inc. (4)%*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, 1% PIK, Due 02/15)	10,324,703	9,727,374	9,208,000
		Common Unit Warrants (998,680 Units)		474,600	—

			10,324,703	10,201,974	9,208,000
Capital Contractors, Inc. (3)%*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,091,889	8,470,658	8,470,658
		Common Stock Warrants (20 shares)		492,000	409,000

			9,091,889	8,962,658	8,879,658
Carolina Beer and Beverage, LLC (5)%*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash, 4% PIK, Due 02/16)	12,993,885	12,769,510	12,769,510
		Class A Units (11,974 Units)		1,077,615	926,000
		Class B Units (11,974 Units)		119,735	—

			12,993,885	13,966,860	13,695,510
CRS Reprocessing, LLC (9)%*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,241,853	10,861,396	10,861,396
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	10,794,017	9,701,608	9,701,608
		Series C Preferred Units (13 Units)		122,377	155,000
		Common Unit Warrant (550 Units)		1,253,556	2,267,000

			22,035,870	21,938,937	22,985,004
CV Holdings, LLC (6)%*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	9,091,591	8,550,239	8,550,239
		Subordinated Note (12% Cash, Due 09/13)	6,000,000	5,890,468	5,890,468
		Royalty rights		874,400	785,000

			15,091,591	15,315,107	15,225,707
DLR Restaurants, LLC (3)%*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 03/16)	9,056,130	8,825,062	8,825,062
		Royalty rights		—	—

			9,056,130	8,825,062	8,825,062

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments — (Continued)

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Electronic Systems Protection, Inc. (2)%*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	$3,215,720	$3,196,124	$3,196,124
		Senior Note (8.3% Cash, Due 01/14)	801,417	801,417	801,417
		Common Stock (570 shares)		285,000	187,000

			4,017,137	4,282,541	4,184,541

Energy Hardware Holdings, LLC (0)%*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	1,115,000

				4,833	1,115,000
Frozen Specialties, Inc. (3)%*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,265,246	8,164,068	8,164,068

			8,265,246	8,164,068	8,164,068

Garden Fresh Restaurant Corp. (0)%*	Restaurant	Membership Units (5,000 units)		500,000	762,000

				500,000	762,000

Great Expressions Group Holdings,	Dental Practice Management	Class A Units (225 Units)		450,000	680,000

LLC (0)%*				450,000	680,000
Grindmaster-Cecilware Corp. (2)%*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	6,131,957	6,046,419	6,046,419

			6,131,957	6,046,419	6,046,419

Hatch Chile Co., LLC (2)%*	Food Products Distributer	Senior Note (19% Cash, Due 07/15)	4,500,000	4,402,500	4,402,500
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	851,253	851,253
		Unit Purchase Warrant (5,265 Units)		149,800	132,000

			5,500,000	5,403,553	5,385,753
Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	10,385,839	10,169,213	10,169,213
(“HPH”) (4)%*		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,245,116	1,245,116	1,245,116
		Royalty rights		—	—

			11,630,955	11,414,329	11,414,329
Infrastructure Corporation of America, Inc. (4)%*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,823,378	9,718,271	9,718,271
		Common Stock Purchase Warrant (199,526 shares)		980,000	980,000

			10,823,378	10,698,271	10,698,271
Inland Pipe Rehabilitation Holding Company LLC (8)%*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,020,834	19,720,834	19,720,834
		Membership Interest Purchase Warrant (3.0)%		853,500	2,138,000

			20,020,834	20,574,334	21,858,834
Library Systems & Services, LLC (2)%*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,368,782	5,235,539	5,235,539
		Common Stock Warrants (112 shares)		58,995	516,000

			5,368,782	5,294,534	5,751,539
McKenzie Sports Products, LLC (2)%*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,040,926	5,929,267	5,929,267

			6,040,926	5,929,267	5,929,267
Media Temple, Inc. (5)%*	Web Hosting Services	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	8,800,000	8,641,122	8,641,122
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,722,222	2,722,222
		Common Stock Purchase Warrant (28,000 Shares)		536,000	1,363,000

			12,000,000	11,899,344	12,726,344

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments — (Continued)

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Minco Technology Labs, LLC (2)%*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	$5,185,928	$5,075,704	$5,075,704
		Class A Units (5,000 Units)		500,000	114,000

			5,185,928	5,575,704	5,189,704
National Investment Managers Inc. (5)%*	Retirement Plan Administrator	Subordinated Note (11% Cash, 5% PIK, Due 09/16)	11,409,593	11,137,817	11,137,817
		Preferred A Units (90,000 Units)		900,000	900,000
		Common Units (10,000 Units)		100,000	100,000

			11,409,593	12,137,817	12,137,817
Novolyte Technologies, Inc. (4)%*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 07/16)	7,117,916	6,987,222	6,987,222
		Subordinated Note (12% Cash, 4% PIK, Due 07/16)	2,287,902	2,245,894	2,245,894
		Preferred Units (641 units)		661,227	664,600
		Common Units (24,522 units)		165,306	370,200

			9,405,818	10,059,649	10,267,916
Pomeroy IT Solutions (4)%*	Information Technology Outsourcing Services	Subordinated Notes (13% Cash, 2% PIK, Due 02/16)	10,077,915	9,830,910	9,830,910

			10,077,915	9,830,910	9,830,910
PowerDirect Marketing, LLC (3)%*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 05/16)	8,018,675	7,456,675	7,456,675
		Common Unit Purchase Warrants		402,000	402,000

			8,018,675	7,858,675	7,858,675
SRC, Inc. (3)%*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	8,791,384	8,518,660	8,518,660
		Common Stock Purchase Warrants		123,800	—

			8,791,384	8,642,460	8,518,660
Syrgis Holdings, Inc. (2)%*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,587,642	2,576,533	2,576,533
		Class C Units (2,114 units)		1,000,000	1,314,000

			2,587,642	3,576,533	3,890,533
TBG Anesthesia Management, LLC (4)%*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	11,000,000	10,652,503	10,652,503
		Warrant (263 shares)		276,100	218,000

			11,000,000	10,928,603	10,870,503
TMR Automotive Service Supply, LLC (2)%	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	5,000,000	4,715,978	4,715,978
		Unit Purchase Warrant (329,518 units)		195,000	195,000

			5,000,000	4,910,978	4,910,978
Top Knobs USA, Inc. (4)%	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,133,315	9,954,692	9,954,692
		Common Stock (26,593 shares)		750,000	534,000

			10,133,315	10,704,692	10,488,692
TrustHouse Services Group, Inc. (2)%*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,485,308	4,431,866	4,431,866
		Class A Units (1,495 units)		475,000	602,000
		Class B Units (79 units)		25,000	9,000

			4,485,308	4,931,866	5,042,866
Tulsa Inspection Resources, Inc. (2)%*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,531,094	5,531,094
		Common Unit (1 unit)		200,000	3,000
		Common Stock Warrants (8 shares)		321,000	14,000

			5,810,588	6,052,094	5,548,094

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments — (Continued)

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Twin-Star International, Inc. (2)%*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	$4,500,000	$4,468,976	$4,468,976
		Senior Note (4.3%, Due 04/13)	1,057,740	1,057,740	1,057,740

			5,557,740	5,526,716	5,526,716
Wholesale Floors, Inc. (1)%*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,845,088	3,456,370	3,456,370
		Membership Interest Purchase Warrant (4.0)%		132,800	—

			3,845,088	3,589,170	3,456,370
Yellowstone Landscape Group, Inc. (5)%*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,626,120	12,461,955	12,461,955

			12,626,120	12,461,955	12,461,955

Subtotal Non-Control/Non-Affiliate Investments			298,613,620	306,487,844	310,837,398

Affiliate Investments:

American De-Rosa Lamparts, LLC and Hallmark Lighting (2)%*	Wholesale and Distribution	Subordinated Note (10% PIK, Due 10/13)	5,756,249	5,182,781	4,625,000
		Membership Units (6,516 Units)		350,000	—

			5,756,249	5,532,781	4,625,000
AP Services, Inc. (3)%*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	5,893,796	5,791,139	5,791,139
		Class A Units (933 units)		933,333	1,003,000
		Class B Units (496 units)		—	85,000

			5,893,796	6,724,472	6,879,139
Asset Point, LLC (2)%*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	5,902,491	5,860,612	5,612,000
		Senior Note (12% Cash, 2% PIK, Due 07/15)	611,296	611,296	506,000
		Options to Purchase Membership Units (342,407 units)		500,000	—
		Membership Unit Warrants (356,506 units)		—	—

			6,513,787	6,971,908	6,118,000

Axxiom Manufacturing, Inc. (0)%*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	877,000
		Common Stock Warrant (4,000 shares)		—	26,000

				200,000	903,000
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, 5% PIK, Due 12/12)	3,848,230	3,801,017	3,801,017
Street”)(4) (1)%*		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,848,230	4,034,617	3,801,017
Captek Softgel International, Inc. (3)%*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,109,895	7,955,135	7,955,135
		Class A Units (80,000 units)		800,000	800,000

			8,109,895	8,755,135	8,755,135

Dyson Corporation (1)%*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,456,000

				1,000,000	3,456,000

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments — (Continued)

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Equisales, LLC (2)%*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	$3,061,666	$3,036,950	$3,036,950
		Class A Units (500,000 units)		480,900	870,000

			3,061,666	3,517,850	3,906,950
Fischbein Partners, LLC (3)%*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (12% Cash, 2% PIK, Due 10/16)	6,687,867	6,558,912	6,558,912
		Class A Units (1,750,000 units)		417,088	1,750,000

			6,687,867	6,976,000	8,308,912
Main Street Gourmet, LLC (2)%*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,042,000	3,964,620	3,964,620
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,004,667	985,324	985,324
		Preferred Units (233 units)		233,478	233,478
		Common Units (1,652 units)		16,522	16,522

			5,046,667	5,199,944	5,199,944
Plantation Products, LLC (6)%*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	14,858,871	14,519,822	14,519,822
		Preferred Units (1,127 units)		1,127,000	1,127,000
		Common Units (92,000 units)		23,000	23,000

			14,858,871	15,669,822	15,669,822

QC Holdings, Inc. (0)%*	Lab Testing Services	Common Stock (5,594 shares)		563,602	477,000

				563,602	477,000
Technology Crops International (2)%*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,469,088	5,394,179	5,394,179
		Common Units (50 Units)		500,000	588,000

			5,469,088	5,894,179	5,982,179

Waste Recyclers Holdings, LLC (2)%*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	3,696,000
		Class C Preferred Units (1,444,475 Units)		1,499,531	1,546,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

				7,984,532	5,242,000
Wythe Will Tzetzo, LLC (5)%*	Confectionary Goods Distributor	Subordinated Notes (12% Cash, 2% PIK, Due 10/16)	10,303,000	9,795,430	9,795,430
		Series A Preferred Units (74,764 units)		1,500,000	1,500,000
		Common Unit Purchase Warrants (25,065 units)		301,510	301,510

			10,303,000	11,596,940	11,596,940

Subtotal Affiliate Investments			75,549,116	90,621,782	90,921,038

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments — (Continued)

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Control Investments:

FCL Graphics, Inc. (1)%*	Commercial Printing Services	Senior Note (3.8% Cash, 2% PIK, Due 9/11)	$1,498,266	$1,496,693	$1,496,693
		Senior Note (7.8% Cash, 2% PIK, Due 9/11)	2,065,882	2,062,625	969,307
		2nd Lien Note (2.8% Cash, 8% PIK, Due 12/11)	3,612,244	2,997,390	—
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			7,176,392	6,556,708	2,466,000
Fire Sprinkler Systems, Inc. (0)%*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,247,948	2,780,028	494,000
		Common Stock (2,978 shares)		294,624	—

			3,247,948	3,074,652	494,000
Fischbein, LLC (1)%*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		59,315	283,816
		Class A Common Units (3,839,068 units)		453,630	1,859,433

				512,945	2,143,249
Gerli & Company (1)%*	Specialty Woven Fabrics Manufacturer	Subordinated Note (8.5% Cash, Due 03/15)	3,064,458	3,000,000	2,156,000
		Class A Preferred Shares (1,211 shares)		855,000	382,000
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—

			3,064,458	4,116,440	2,538,000

Subtotal Control Investments			13,488,798	14,260,745	7,641,249

Total Investments, June 30, 2011(159)%*			$387,651,534	$411,370,371	$409,399,685

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments
December 31, 2010

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Non-Control/Non-Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,325,151	$4,287,109	$4,287,109
(“PHM”) (3)%*		Common Stock-PHM (128,571 shares)		128,571	68,500
		Common Stock Warrants-AA (455 shares)		142,361	852,000

			4,325,151	4,558,041	5,207,609
Ann’s House of Nuts, Inc. (5)%*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,009,722	6,603,828	6,603,828
		Preferred A Units (22,368 units)		2,124,957	2,124,957
		Preferred B Units (10,380 units)		986,059	986,059
		Common Units (190,935 units)		150,000	150,000
		Common Stock Warrants (14,558 shares)		14,558	14,558

			7,009,722	9,879,402	9,879,402

Assurance Operations Corporation (0)%*	Metal Fabrication	Common Stock (517 Shares)		516,867	528,900

				516,867	528,900

Botanical Laboratories, Inc. (5)%*	Nutritional Supplement Manufacturing	Senior Notes (14% Cash, Due 02/15)	10,500,000	9,843,861	9,843,861
	and Distribution	Common Unit Warrants (998,680)		474,600	—

			10,500,000	10,318,461	9,843,861
Capital Contractors, Inc. (5)%*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,001,001	8,329,001	8,329,001
		Common Stock Warrants (20 shares)		492,000	492,000

			9,001,001	8,821,001	8,821,001
Carolina Beer and Beverage, LLC (8)%*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash , 4% PIK, Due 02/16)	12,865,233	12,622,521	12,622,521
		Class A Units (11,974 Units)		1,077,615	1,077,615
		Class B Units (11,974 Units)		119,735	119,735

			12,865,233	13,819,871	13,819,871
CRS Reprocessing, LLC (8)%*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,129,470	10,706,406	10,706,406
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	3,403,211	3,052,570	3,052,570
		Common Unit Warrant (340 Units)		564,454	1,043,000

			14,532,681	14,323,430	14,801,976
CV Holdings, LLC (6)%*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,685,326	11,042,011	11,042,011
		Royalty rights		874,400	622,500

			11,685,326	11,916,411	11,664,511
Electronic Systems Protection, Inc. (2)%*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,183,802	3,162,604	3,162,604
		Senior Note (8.3% Cash, Due 01/14)	835,261	835,261	835,261
		Common Stock (570 shares)		285,000	110,000

			4,019,063	4,282,865	4,107,865

Energy Hardware Holdings, LLC (0)%*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	414,100

				4,833	414,100
Frozen Specialties, Inc. (4)%*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,060,481	7,945,904	7,945,904

			8,060,481	7,945,904	7,945,904

Garden Fresh Restaurant Corp. (0)%*	Restaurant	Membership Units (5,000 units)		500,000	723,800

				500,000	723,800

Gerli & Company (1)%*	Specialty Woven Fabrics Manufacturer	Subordinated Note (0.69% PIK, Due 08/11)	3,799,359	3,161,442	2,156,500
		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	137,233	120,000	120,000
		Royalty rights		—	112,100
		Common Stock Warrants (56,559 shares)		83,414	—

			3,936,592	3,364,856	2,388,600

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Great Expressions Group Holdings, LLC (3)%*	Dental Practice Management	Subordinated Note (12% Cash, 4% PIK, Due 08/15)	$4,561,311	$4,498,589	$4,498,589
		Class A Units (225 Units)		450,000	678,400

			4,561,311	4,948,589	5,176,989
Grindmaster-Cecilware Corp. (3)%*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	5,995,035	5,900,500	5,900,500

			5,995,035	5,900,500	5,900,500

Hatch Chile Co., LLC (3)%*	Food Products Distributer	Senior Note (19% Cash, Due 07/15)	4,500,000	4,394,652	4,394,652
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	837,779	837,779
		Unit Purchase Warrant (5,265 Units)		149,800	149,800

			5,500,000	5,382,231	5,382,231
Infrastructure Corporation of America, Inc. (6)%*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,769,120	9,566,843	9,566,843
		Common Stock Purchase Warrant (199,526 shares)		980,000	980,000

			10,769,120	10,546,843	10,546,843
Inland Pipe Rehabilitation Holding Company LLC (10)%*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,274,920	7,621,285	7,621,285
		Subordinated Note (18% Cash, Due 01/14)	3,905,108	3,861,073	3,861,073
		Subordinated Note (15% Cash, Due 01/14)	306,302	306,302	306,302
		Subordinated Note (15.3% Cash, Due 01/14)	3,500,000	3,465,000	3,465,000
		Membership Interest Purchase Warrant (3.0)%		853,500	2,982,600

			15,986,330	16,107,160	18,236,260
Library Systems & Services, LLC (3)%*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,000	5,104,255	5,104,255
		Common Stock Warrants (112 shares)		58,995	535,000

			5,250,000	5,163,250	5,639,255
McKenzie Sports Products, LLC (3)%*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,010,667	5,893,359	5,893,359

			6,010,667	5,893,359	5,893,359
Media Temple, Inc. (7)%*	Web Hosting Services	Subordinated Note (12% Cash, 4% PIK, Due 04/15)	8,800,000	8,624,776	8,624,776
		Convertible Note (8% Cash, 4% PIK, Due 04/15)	3,200,000	2,668,581	2,668,581
		Common Stock Purchase Warrant (28,000 Shares)		536,000	536,000

			12,000,000	11,829,357	11,829,357
Minco Technology Labs, LLC (3)%*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,102,216	4,984,368	4,984,368
		Class A Units (5,000 Units)		500,000	296,800

			5,102,216	5,484,368	5,281,168
Novolyte Technologies, Inc. (5)%*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,785,733	7,686,662	7,686,662
		Preferred Units (641 units)		640,818	664,600
		Common Units (24,522 units)		160,204	370,200

			7,785,733	8,487,684	8,721,462
SRC, Inc. (5)%*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	9,001,000	8,697,200	8,697,200
		Common Stock Purchase Warrants		123,800	123,800

			9,001,000	8,821,000	8,821,000
Syrgis Holdings, Inc. (2)%*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,873,393	2,858,198	2,858,198
		Class C Units (2,114 units)		1,000,000	962,200

			2,873,393	3,858,198	3,820,398

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

TBG Anesthesia Management, LLC (6)%*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	$11,000,000	$10,612,766	$10,612,766
		Warrant (263 shares)		276,100	165,000

			11,000,000	10,888,866	10,777,766
Top Knobs USA, Inc. (6)%*	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	9,910,331	9,713,331	9,713,331
		Common Stock (26,593 shares)		750,000	750,000

			9,910,331	10,463,331	10,463,331
TrustHouse Services Group, Inc. (3)%*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,440,543	4,381,604	4,381,604
		Class A Units (1,495 units)		475,000	492,900
		Class B Units (79 units)		25,000	—

			4,440,543	4,881,604	4,874,504
Tulsa Inspection Resources, Inc. (3)%*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,490,797	5,490,797
		Common Unit (1 unit)		200,000	—
		Common Stock Warrants (8 shares)		321,000	—

			5,810,588	6,011,797	5,490,797
Twin-Star International, Inc. (3)%*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,462,290	4,462,290
		Senior Note (4.53%, Due 04/13)	1,088,962	1,088,962	1,088,962

			5,588,962	5,551,252	5,551,252
Wholesale Floors, Inc. (1)%*	Commercial Services	Subordinated Note (12.5% Cash, 1.5% PIK, Due 06/14)	3,739,639	3,387,525	2,632,100
		Membership Interest Purchase Warrant (4.0)%		132,800	—

			3,739,639	3,520,325	2,632,100
Yellowstone Landscape Group, Inc. (7)%*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,438,838	12,250,147	12,250,147

			12,438,838	12,250,147	12,250,147
Zoom Systems (4)%*	Retail Kiosk Operator	Subordinated Note (12.5% Cash, 1.5% PIK, Due 12/14)	8,125,222	7,956,025	7,956,025
		Royalty rights		—	—

			8,125,222	7,956,025	7,956,025

Subtotal Non-Control/Non-Affiliate Investments			237,824,178	244,197,828	245,392,144

Affiliate Investments:
American De-Rosa Lamparts, LLC and	Wholesale and Distribution	Subordinated Note (5% PIK, Due 10/13)	5,475,141	5,153,341	3,985,700
Hallmark Lighting (2)%*		Membership Units (6,516 Units)		350,000	—

			5,475,141	5,503,341	3,985,700
AP Services, Inc. (4)%*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	5,834,877	5,723,194	5,723,194
		Class A Units (933 units)		933,333	933,333
		Class B Units (496 units)		—	—

			5,834,877	6,656,527	6,656,527
Asset Point, LLC (3)%*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	5,756,261	5,703,925	5,384,500
		Senior Note (12% Cash, 2% PIK, Due 07/15)	605,185	605,185	478,100
		Options to Purchase Membership Units (342,407 units)		500,000	—
		Membership Unit Warrants (356,506 units)		—	—

			6,361,446	6,809,110	5,862,600

Axxiom Manufacturing, Inc. (1)%*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	978,700
		Common Stock Warrant (4,000 shares)		—	28,700

				200,000	1,007,400

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, Due 12/12)	$3,800,000	$3,738,821	$3,546,600
Holdings, LLC (“Pine Street”)(4) (2)%*		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,972,421	3,546,600

Dyson Corporation (1)%*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,476,000

				1,000,000	2,476,000
Equisales, LLC (4)%*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,000,000	5,959,983	5,959,983
		Class A Units (500,000 units)		480,900	569,300

			6,000,000	6,440,883	6,529,283
Plantation Products, LLC (8)%*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	14,527,188	14,164,688	14,164,688
		Preferred Units (1,127 units)		1,127,000	1,127,000
		Common Units (92,000 units)		23,000	23,000

			14,527,188	15,314,688	15,314,688

QC Holdings, Inc.(0)%*	Lab Testing Services	Common Stock (5,594 shares)		563,602	505,500

				563,602	505,500
Technology Crops International (3)%*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,333,595	5,250,980	5,250,980
		Common Units (50 Units)		500,000	612,200

			5,333,595	5,750,980	5,863,180

Waste Recyclers Holdings, LLC (2)%*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	2,384,100
		Class C Preferred Units (1,444,475 Units)		1,499,531	1,530,300
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

				7,984,532	3,914,400

Subtotal Affiliate Investments			47,332,247	60,196,084	55,661,878

Control Investments:
FCL Graphics, Inc. (1)%*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	1,500,498	1,497,934	1,465,400
		Senior Note (7.79% Cash, 2% PIK, Due 9/11)	2,045,228	2,041,167	1,081,100
		2nd Lien Note (2.79% Cash, 8% PIK, Due 12/11)	3,470,254	2,996,287	—
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			7,015,980	6,535,388	2,546,500
Fire Sprinkler Systems, Inc. (0)%*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/11)	3,065,981	2,626,072	750,000
		Common Stock (2,978 shares)		294,624	—

			3,065,981	2,920,696	750,000
Fischbein, LLC (11)%*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (13% Cash, 5.5% PIK, Due 05/13)	4,345,573	4,268,333	4,268,333
		Class A-1 Common Units (558,140 units)		558,140	2,200,600
		Class A Common Units (4,200,000 units)		4,200,000	13,649,600

			4,345,573	9,026,473	20,118,533

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

			Principal		Fair
Portfolio Company	Industry	Type of Investment(1)(2)	Amount	Cost	Value(3)

Weave Textiles, LLC (1)%*	Specialty Woven Fabrics Manufacturer	Senior Note (12% PIK, Due 01/11)	$310,238	$310,238	$310,238
		Membership Units (425 units)		855,000	1,211,300

			310,238	1,165,238	1,521,538

Subtotal Control Investments			14,737,772	19,647,795	24,936,571

Total Investments, December 31, 2010 (181)%*			$299,894,197	$324,041,707	$325,990,593

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non-income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

1.	ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS

Organization

Triangle Capital Corporation and its wholly owned subsidiaries, including Triangle Mezzanine Fund LLLP (the “Fund”) and Triangle Mezzanine Fund II LP (“Fund II”) (collectively, the “Company”), operates as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Fund and Fund II are specialty finance limited partnerships formed to make investments primarily in middle market companies located throughout the United States. On September 11, 2003, the Fund was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Fund II obtained its license to operate as an SBIC. As SBICs, both the Fund and Fund II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

Basis of Presentation

The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries, including the Fund and Fund II. Neither the Fund nor Fund II consolidates portfolio company investments. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2010. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

2.	INVESTMENTS

Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

		Percentage of
		Total		Percentage of
	Cost	Portfolio	Fair Value	Total Portfolio

June 30, 2011:
Subordinated debt, Unitranche and 2nd lien notes	$365,763,772	89%	$358,205,291	87%
Senior debt	7,995,008	2	6,901,690	2
Equity shares	29,247,111	7	32,909,636	8
Equity warrants	7,490,080	2	10,598,068	3
Royalty rights	874,400	—	785,000	—

	$411,370,371	100%	$409,399,685	100%

December 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$279,433,775	86%	$270,994,677	83%
Senior debt	8,631,760	3	7,639,159	3
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

During the three months ended June 30, 2011, the Company made five new investments totaling approximately $35.2 million and four investments in existing portfolio companies totaling approximately $32.8 million. During the six months ended June 30, 2011, the Company made ten new investments totaling approximately $86.8 million and investments in seven existing portfolio companies totaling approximately $49.5 million.

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

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its investments at fair value, as determined in good faith by the Board of Directors, using Level 3 inputs, as further described below. Due to the inherent uncertainty in the valuation process, the Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

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

In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment-in-kind (“PIK”) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and, (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.

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

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents the Company’s financial instruments carried at fair value as of June 30, 2011 and December 31, 2010, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$409,399,685	$409,399,685

	$—	$—	$409,399,685	$409,399,685

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total

Portfolio company investments	$—	$—	$325,990,593	$325,990,593

	$—	$—	$325,990,593	$325,990,593

The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Fair value of portfolio, beginning of period	$325,990,593	$201,317,970
New investments	136,291,889	58,216,292
Proceeds from sales of investments	(15,995,056)	(4,089,571)
Loan origination fees received	(2,689,172)	(1,157,860)
Principal repayments received	(45,527,214)	(17,613,050)
Payment in kind interest earned	4,432,022	2,789,287
Payment in kind interest payments received	(3,394,264)	(1,305,422)
Accretion of loan discounts	518,337	312,106
Accretion of deferred loan origination revenue	711,355	418,082
Realized gain on investments	12,980,769	707,653
Unrealized gain (loss) on investments	(3,919,574)	1,718,790

Fair value of portfolio, end of period	$409,399,685	$241,314,277

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Pre-tax net unrealized gains on investments of $2.4 million and $7.2 million, respectively, during the three and six months ended June 30, 2011 are related to portfolio company investments that were still held by the Company as of June 30, 2011. Pre-tax net unrealized gains on investments of $1.5 million and $1.1 million, respectively, during the three and six months ended June 30, 2010 are related to portfolio company investments that were still held by the Company as of June 30, 2010.

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

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

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

The total number of investments and the percentage of our portfolio on which we asked Duff & Phelps to perform such procedures are summarized below by period:

		Percent of Total
	Total	Investments at
For the Quarter Ended:	Companies	Fair Value(1)

June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%
June 30, 2011	13	26%

(1)	Exclusive of the fair value of new investments made during the quarter

Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did appear reasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

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

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

Investment Income

Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan until all principal and interest has been brought current through payment or a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with loan agreements are recorded as deferred income and recognized as investment income over the term of the loan. Loan prepayment penalties and loan amendment fees are generally recorded as investment income when the respective prepayment or loan amendment occurs. Any previously deferred fees are recognized as a capital gain upon prepayment of the related loan.

Payment-in-Kind Interest

The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

To maintain the Company’s status as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as Amended (the “Code”), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Concentration of Credit Risk

The Company generally invests in lower middle-market companies in a variety of industries. At both June 30, 2011 and December 31, 2010, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.

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

Notes to Unaudited Consolidated Financial Statements — (Continued)

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

The Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”) each of which holds one or more of the Company’s portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) while satisfying the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.

For federal income tax purposes, the cost of investments owned at June 30, 2011 was approximately $413.6 million.

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

4.	LONG-TERM DEBT

The Company reported the following borrowings outstanding on its Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010:

		Prioritized Return	June 30,	December 31,
Issuance/Pooling Date	Maturity Date	(Interest) Rate	2011	2010

SBA Debentures:
September 28, 2005	September 1, 2015	5.796%	$—	$9,500,000
March 28, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.214%	6,410,000	6,410,000
September 24, 2008	September 1, 2018	6.455%	50,900,000	50,900,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	63,400,000
March 11, 2011	September 1, 2021	1.293%	9,600,000	—
June 30, 2011	September 1, 2021	1.053%	9,500,000	—
SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	6,949,934	6,864,866
Credit Facility:
May 9, 2011	May 8, 2014	—	—	—

			$224,149,934	$202,464,866

SBA and SBA LMI Debentures

Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. The Company’s SBA Low or Moderate Income (“LMI”) debentures are five-year deferred interest debentures that are issued at a discount to par. The accretion of discount on SBA LMI debentures is included in interest expense in the Company’s consolidated financial statements.

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of June 30, 2011, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of June 30, 2011, the Fund has issued the maximum $150.0 million of SBA-guaranteed debentures and Fund II has issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA debenture issued and a one-time 2.0% fee on the amount of each SBA LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA-guaranteed debentures as of June 30, 2011 and December 31, 2010 were 4.64% and 3.95%, respectively. The weighted average interest rate as of June 30, 2011 included $205.0 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 4.97% and $19.1 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.17%. The weighted average interest

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

rate as of December 31, 2010 included $139.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 5.29% and $63.4 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.00%.

Credit Facility

In May 2011, the Company entered into a three-year senior secured credit facility with an initial commitment of $50.0 million (the “Credit Facility”). The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities. The Credit Facility was arranged by BB&T Capital Markets and Fifth Third Bank and has an accordion feature which allows for an increase in the total loan size up to $90.0 million and also contains two one-year extension options, bringing the total potential commitment and funding period to five years from closing. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by Triangle Capital Corporation’s assets, excluding the assets of the Fund and Fund II.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of i) prime rate, ii) the federal funds rate plus 0.5% or iii) the adjusted one-month LIBOR plus 2.0%. The Company pays unused commitment fees of 0.375% per annum. As of June 30, 2011, the Company did not have any borrowings outstanding under the Credit Facility.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to i) maintaining an interest coverage ratio of at least 2.0 to 1.0, ii) maintaining a minimum liquidity, and iii) maintaining a minimum consolidated tangible net worth. As of June 30, 2011, the Company was in compliance with all financial covenants of the Credit Facility.

5.	EQUITY-BASED COMPENSATION

The Company’s Board of Directors and stockholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 900,000 shares of the Company’s common stock authorized for issuance. Under the Plan, the Board of Directors (or Compensation Committee, if delegated administrative authority by the Board of Directors) may award stock options, restricted stock or other stock-based incentive awards to executive officers, employees and directors. Equity-based awards granted under the Plan to independent directors generally will vest over a one-year period and equity-based awards granted under the Plan to executive officers and employees generally will vest ratably over a four-year period.

The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents information with respect to the Plan for the six months ended June 30, 2011 and 2010:

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
		Weighted-Average		Weighted-Average
	Number of	Grant-Date Fair	Number of	Grant-Date Fair
	Shares	Value per Share	Shares	Value per Share

Unvested shares, beginning of period	302,698	$11.40	219,813	$10.76
Shares granted during the period	161,174	$20.37	152,944	$12.01
Shares vested during the period	(104,317)	$11.53	(70,059)	$10.72

Unvested shares, end of period	359,555	$15.39	302,698	$11.40

In the three and six months ended June 30, 2011, the Company recognized equity-based compensation expense of approximately $0.5 million and $0.9 million, respectively. In the three and six months ended June 30, 2010, the Company recognized equity-based compensation expense of approximately $0.3 million and $0.5 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations.

As of June 30, 2011, there was approximately $4.8 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

6.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Per share data:
Net asset value at beginning of period	$12.09	$11.03
Net investment income(1)	1.01	0.70
Net realized gain (loss) on investments(1)	0.73	0.06
Net unrealized appreciation on investments(1)	(0.23)	0.17

Total increase from investment operations(1)	1.51	0.93
Cash dividends/distributions declared	(0.86)	(0.82)
Shares issued pursuant to Dividend Reinvestment Plan	0.02	0.05
Common stock offerings	1.16	—
Stock-based compensation	(0.09)	(0.09)
Income tax provision(1)	—	(0.01)
Other(2)	(0.04)	(0.01)

Net asset value at end of period	$13.79	$11.08

Market value at end of period(3)	$18.46	$14.22

Shares outstanding at end of period	18,625,238	12,074,184
Net assets at end of period	$256,800,333	$133,809,358
Average net assets	$229,874,789	$132,201,696
Ratio of total expenses to average net assets (annualized)	9%	11%
Ratio of net investment income to average net assets (annualized)	16%	13%
Portfolio turnover ratio	13%	11%
Total Return(4)	2%	24%

(1)	Weighted average basic per share data.

(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)	Represents the closing price of the Company’s common stock on the last day of the period.

(4)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.

7.	SUBSEQUENT EVENTS

In July 2011, the Company invested $13.8 million in subordinated debt of Renew Life Formulas, Inc. (“Renew”), a provider of branded nutritional supplements and wellness products. Under the terms of the investment, Renew will pay interest on the subordinated debt at a rate of 14% per annum.

In July 2011, the Company invested $1.9 million in 2nd Lien debt of Aramsco Holdings, Inc. (“Aramsco”), a distributer of environmental safety and emergency preparedness products. Under the terms of the investment, Aramsco will pay interest on the subordinated debt at a rate of LIBOR plus 12% per annum.

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

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of both June 30, 2011, and December 31, 2010, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.1%. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 14.0% and 13.7% as of June 30, 2011 and December 31, 2010, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 13.5% and 12.9% as of June 30, 2011 and December 31, 2010, respectively.

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

Portfolio Composition

The total value of our investment portfolio was $409.4 million as of June 30, 2011, as compared to $326.0 million as of December 31, 2010. As of June 30, 2011, we had investments in 57 portfolio companies with an aggregate cost of $411.4 million. As of December 31, 2010, we had investments in 48 portfolio companies with an aggregate cost of $324.0 million. As of both June 30, 2011 and December 31, 2010, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2011 and December 31, 2010, our investment portfolio consisted of the following investments:

		Percentage of
		Total		Percentage of
	Cost	Portfolio	Fair Value	Total Portfolio

June 30, 2011:
Subordinated debt, Unitranche and 2nd lien notes	$365,763,772	89%	$358,205,291	87%
Senior debt	7,995,008	2	6,901,690	2
Equity shares	29,247,111	7	32,909,636	8
Equity warrants	7,490,080	2	10,598,068	3
Royalty rights	874,400	—	785,000	—

	$411,370,371	100%	$409,399,685	100%

December 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$279,433,775	86%	$270,994,677	83%
Senior debt	8,631,760	3	7,639,159	3
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

Investment Activity

During the six months ended June 30, 2011, we made ten new investments totaling approximately $86.8 million, debt investments in six existing portfolio companies totaling approximately $49.3 million and three equity investments in existing portfolio companies totaling approximately $0.2 million. We had seven portfolio company loans repaid at par totaling approximately $39.8 million and received normal principal repayments and partial loan prepayments totaling approximately $5.8 million in the six months ended June 30, 2011. In addition, we sold one equity investment in a portfolio company for total proceeds of approximately $16.0 million, resulting in a realized gain totaling approximately $12.2 million.

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

Total portfolio investment activity for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended June 30,
	2011	2010

Fair value of portfolio, beginning of period	$325,990,593	$201,317,970
New investments	136,291,889	58,216,292
Proceeds from sales of investments	(15,995,056)	(4,089,571)
Loan origination fees received	(2,689,172)	(1,157,860)
Principal repayments received	(45,527,214)	(17,613,050)
Payment in kind interest earned	4,432,022	2,789,287
Payment in kind interest payments received	(3,394,264)	(1,305,422)
Accretion of loan discounts	518,337	312,106
Accretion of deferred loan origination revenue	711,355	418,082
Realized gain on investments	12,980,769	707,653
Unrealized gain on investments	(3,919,574)	1,718,790

Fair value of portfolio, end of period	$409,399,685	$241,314,277

Weighted average yield on debt investments at end of period(1)	15.1%	15.4%

Weighted average yield on total investments at end of period(1)	14.0%	14.0%

Weighted average yield on total investments at end of period	13.5%	12.6%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets

As of June 30, 2011, the fair value of our non-accrual assets was approximately $7.3 million, which comprised 1.8% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $14.0 million, which comprised 3.4% of the total cost of our portfolio. As of December 31, 2010, the fair value of our non-accrual assets was approximately $9.6 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $17.4 million, which comprised 5.4% of the total cost of our portfolio. Our non-accrual assets as of June 30, 2011 are as follows:

Gerli and Company

In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008, we recognized an unrealized loss on our debt investment in Gerli of $1.2 million and in the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Gerli of $0.5 million. In the year ended December 31, 2010, we recognized an unrealized gain on our debt investment in Gerli of approximately $0.7 million. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. Under the terms of the new note, interest on the note is payable only if Gerli meets certain covenants, which they were not compliant with as of June 30, 2011. In the six months ended June 30, 2011, we recognized an unrealized loss on our new debt investment in Gerli of approximately $0.8 million. As of June 30, 2011, the cost of our new debt investment in Gerli was $3.0 million and the fair value was $2.2 million.

Fire Sprinkler Systems, Inc.

In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. During 2008, we recognized an unrealized loss of $1.3 million on our subordinated note investment in Fire Sprinkler Systems. In each of the years ended December 31, 2009 and 2010, we recognized additional unrealized losses on our debt investment in Fire Sprinkler Systems of $0.3 million. In the six months ended June 30, 2011, we recorded an additional $0.4 million unrealized loss on our debt investment. As of June 30, 2011, the cost of our debt investment in Fire Sprinkler Systems was $2.8 million and the fair value of such investment was $0.5 million.

American De-Rosa Lamparts, LLC and Hallmark Lighting

In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting, or collectively, ADL. This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us. As a result, we placed our investment in ADL on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes. In the year ended December 31, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million and in the first quarter of 2010, we recognized an unrealized gain on our investment in ADL of approximately $0.1 million. In June 2010, we converted approximately $3.0 million of our subordinated debt in ADL to equity as part of a restructuring, resulting in realized loss of approximately $3.0 million. As of June 30, 2011, the cost of our investment in ADL was approximately $5.2 million and the fair value of such investment was approximately $4.6 million.

FCL Graphics, Inc. 2nd Lien Note

During the first eight months of 2009, we received cash interest on our 2nd Lien note in FCL Graphics, Inc., or FCL, at the stated contractual rate (20% per annum as of September 30, 2009). In September 2009, FCL did not make the scheduled interest payments on its 2nd Lien notes. As a result, we placed our 2nd Lien note in FCL on non-accrual status and therefore, under U.S. GAAP, we no longer recognized interest income on our 2nd Lien note investment in FCL for financial reporting purposes. In November 2009, we amended the terms of our note with FCL. The terms of the amendment provide for cash interest at a rate of LIBOR plus 250 basis points per annum and PIK interest at a rate of 8% per annum. In addition, we exchanged approximately $0.4 million of unpaid PIK interest on our FCL 2nd Lien note for common equity in FCL, resulting in a $0.4 million realized loss. While we are currently recognizing cash interest on our 2nd Lien investment in FCL, we have placed the PIK component of this note on non-accrual status. In the year ended December 31, 2009, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $2.2 million and in the year ended December 31, 2010, we recognized an unrealized loss on our 2nd Lien note investment in FCL of approximately $0.8 million. As of June 30, 2011, the cost of our 2nd Lien note investment in FCL was approximately $3.0 million and the fair value of our 2nd Lien note investment in FCL was zero.

Results of Operations

Comparison of three months ended June 30, 2011 and June 30, 2010

Investment Income

For the three months ended June 30, 2011, total investment income was $16.4 million, a 98% increase from $8.3 million of total investment income for the three months ended June 30, 2010. This increase was primarily attributable to a $8.1 million increase in total loan interest, fee and dividend income (including PIK interest income) due to a net increase in our portfolio investments from June 30, 2010, to June 30, 2011 and an increase in non-recurring fee income of approximately $1.7 million. Non-recurring fee income was approximately $2.2 million for the three months ended June 30, 2011 as compared to $0.4 million for the three months ended June 30, 2010.

Expenses

For the three months ended June 30, 2011, expenses increased by 66% to $6.2 million from $3.7 million for the three months ended June 30, 2010. The increase in expenses was primarily attributable to a $1.6 million increase in general and administrative expenses resulting from an increase in employee headcount, increased salary and incentive compensation costs and increased non-cash compensation expenses. In addition, the increase in expenses was also partially attributable to a $0.1 million increase in amortization of deferred financing fees and a $0.7 million increase in interest expense related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended June 30, 2011 than in the comparable period in 2010.

Net Investment Income

As a result of the $8.1 million increase in total investment income and the $2.5 million increase in expenses, net investment income increased by 124% to $10.2 million for the three months ended June 30, 2011 as compared to net investment income of $4.6 million for the three months ended June 30, 2010.

Net Increase/Decrease in Net Assets Resulting From Operations

In the three months ended June 30, 2011, we realized a gain on the sale of one control investment of approximately $12.2 million, a loss on the disposal of one control investment of $0.1 million, and gains on the repayments of two non-control/non-affiliate investments totaling approximately $0.8 million. In addition, during the three months ended June 30, 2011, we recorded net unrealized depreciation of investments totaling approximately $8.7 million, comprised of unrealized appreciation on 20 investments totaling approximately $4.7 million, unrealized depreciation on 13 investments totaling approximately $2.2 million and unrealized depreciation reclassification adjustments related to the realized gains noted above totaling $11.1 million.

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

As a result of these events, our net increase in net assets from operations was $14.5 million for the three months ended June 30, 2011 as compared to a net increase in net assets from operations of $6.9 million for the three months ended June 30, 2010.

Comparison of six months ended June 30, 2011 and June 30, 2010

Investment Income

For the six months ended June 30, 2011, total investment income was $28.8 million, an 83% increase from $15.8 million of total investment income for the six months ended June 30, 2010. This increase was primarily attributable to a $13.0 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to 1) a net increase in our portfolio investments from June 30, 2010, to June 30, 2011, and 2) an increase in non-recurring fee income of approximately $1.7 million. Non-recurring fee income was approximately $2.7 million for the six months ended June 30, 2011, as compared to approximately $1.0 million for the six months ended June 30, 2010.

Expenses

For the six months ended June 30, 2011, expenses increased by 47% to $10.9 million from $7.4 million for the six months ended June 30, 2010. The increase in expenses was primarily attributable to a $1.0 million increase in interest expense, a $0.3 million increase in amortization of deferred financing fees and a $2.2 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the six months ended June 30, 2011 than in the comparable period in 2010. The increase in amortization of deferred financing fees is associated with the early repayment of certain SBA-guaranteed debentures in the first quarter of 2011. The increase in general and administrative costs in the first six months of 2011 was primarily related to increased salary and incentive compensation costs and increased non-cash compensation expenses.

Net Investment Income

As a result of the $13.1 million increase in total investment income and the $3.5 million increase in expenses, net investment income for the six months ended June 30, 2011 was $18.0 million compared to net investment income of $8.4 million during the six months ended June 30, 2010.

Net Increase/Decrease in Net Assets Resulting From Operations

In the six months ended June 30, 2011, we realized a gain on the sale of one control investment of approximately $12.2 million, a loss on the disposal of one control investment of $0.1 million, and gains on the repayments of two non-control/non-affiliate investments totaling approximately $0.8 million. In addition, during the six months ended June 30, 2011, we recorded net unrealized depreciation of investments totaling approximately $4.1 million, comprised of 1) unrealized appreciation on 21 investments totaling approximately $11.0 million, 2) unrealized depreciation on 17 investments totaling approximately $3.9 million and 3) an $11.1 million unrealized depreciation reclassification adjustment related to the realized gains noted above.

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

As a result of these events, our net increase in net assets from operations was $26.9 million for the six months ended June 30, 2011 as compared to a net increase in net assets from operations of $11.0 million during the six months ended June 30, 2010.

Liquidity and Capital Resources

We believe that our current cash and cash equivalents on hand, available leverage under our new line of credit and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

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

Cash Flows

For the six months ended June 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $13.4 million. During that period, our operating activities used $55.4 million in cash, consisting primarily of new portfolio investments of $136.3 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $61.5 million. In addition, financing activities provided $68.9 million of cash, consisting primarily of proceeds from a public stock offering of $63.0 million, borrowings under SBA-guaranteed debentures payable of $31.1 million, offset by cash dividends paid in the amount of $13.8 million, repayments of SBA-guaranteed debentures of $9.5 million and financing fees paid in the amount of $1.2 million. At June 30, 2011, we had $68.2 million of cash and cash equivalents on hand.

For the six months ended June 30, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $10.3 million. During that period, our operating activities used $29.9 million in cash, consisting primarily of new portfolio investments of $58.2 million, partially offset by repayments received from portfolio companies of $21.7 million. In addition, financing activities provided $19.6 million of cash, consisting primarily of borrowings under SBA-guaranteed debentures payable of $32.6 million, offset by cash dividends paid in the amount of $11.4 million and financing fees paid in the amount of $1.3 million. At June 30, 2010, we had $44.9 million of cash and cash equivalents on hand.

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

As of June 30, 2011, the Fund has issued the maximum $150.0 million of SBA-guaranteed debentures and Fund II has issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time fee of 1.0% on the total commitment from the SBA, the Company also pays a one-time fee of 2.425% on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2011 was 4.64%. The weighted average interest rate as of June 30, 2011 included $205.0 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 4.97% and $19.1 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.17%.

In May 2011, the Company entered into a three-year senior secured credit facility with an initial commitment of $50.0 million (the “Credit Facility”). The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities. The Credit Facility was arranged by BB&T Capital Markets and Fifth Third Bank and has an accordion feature which allows for an increase in the total loan size up to $90.0 million and also contains two one-year extension options, bringing the total potential commitment and funding period to five years from the closing date. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by Triangle Capital Corporation’s assets, excluding the assets of the Funds.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of i) prime rate, ii) the federal funds rate plus 0.5% or iii) the adjusted one-month LIBOR plus 2.0%. The Company pays unused commitment fees of 0.375% per annum. As of both June 30, 2011 and December 31, 2010, the Company did not have any borrowings outstanding under the Credit Facility.

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

The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI as defined by the Code. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

Current Market Conditions

Beginning in 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the passage of the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) in February 2009. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, these conditions may reoccur in the future and could then continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our recent public stock offering, increased leverage available through the SBIC program as a result of the Stimulus Bill and our new $50 million credit facility, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recent Developments

In July 2011, we invested $13.8 million in subordinated debt of Renew Life Formulas, Inc. (“Renew”), a provider of branded nutritional supplements and wellness products. Under the terms of the investment, Renew will pay interest on the subordinated debt at a rate of 14% per annum.

In July 2011, we invested $1.9 million in 2nd Lien debt of Aramsco Holdings, Inc. (“Aramsco”), a distributer of environmental safety and emergency preparedness products. Under the terms of the investment, Aramsco will pay interest on the subordinated debt at a rate of LIBOR plus 12% per annum.

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

The total number of investments and the percentage of our portfolio on which we asked Duff & Phelps to perform such procedures are summarized below by period:

		Percent of Total
	Total	Investments at
For the Quarter Ended:	Companies	Fair Value(1)

June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%
June 30, 2011	13	26%

(1)	Exclusive of the fair value of new investments made during the quarter.

Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures did appear reasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

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

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan are recorded as deferred income and recognized as investment income over the term of the loan. Loan prepayment penalties and loan amendment fees are recorded as investment income when received. Any previously deferred fees are recognized as a capital gain upon prepayment of the related loan.

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

During the first half of 2011, the United States economy continued to show modest improvement and leading economic indicators suggest that the modest economic recovery may continue during the remainder of 2011. Although the economy has not yet recovered to pre-recession levels, we are cautiously optimistic of the potential for future economic growth. However, the recent economic recession may continue to impact the broader financial and credit markets and may continue to reduce the availability of debt and equity capital for the market as a whole and financial firms in particular. This reduction in spending has had an adverse effect on a number of the industries in which some of our portfolio companies operate, and on certain of our portfolio companies as well.

During 2009, we experienced write-downs in our portfolio, several of which were due to declines in the operating performance of certain portfolio companies. During 2010, we experienced a $10.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments and in the first half of 2011, we experienced a $7.1 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of an $11.1 million unrealized depreciation reclassification adjustment related to certain realized gains discussed above under “Results of Operations.”

As of June 30, 2011, the fair value of our non-accrual assets was approximately $7.3 million, which comprised approximately 1.8% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $14.0 million, or 3.4% of the total cost of our portfolio. In addition to these non-accrual assets, as of June 30, 2011, we had, on a fair value basis, approximately $16.3 million of debt investments, or 4.0% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of June 30, 2011 was approximately $18.3 million, or 4.4% of the total cost of our portfolio.

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

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2011, we were not a party to any hedging arrangements.

As of June 30, 2011, approximately 97.1%, or $362.8 million of our debt portfolio investments bore interest at fixed rates and approximately 2.9%, or $11.0 million of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.2 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates. Our credit facility bears interest at LIBOR plus 2.95%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the risks below, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K and the risks below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Because of the limited amount of committed funding under our credit facility, we will have limited ability to fund new investments if we are unable to expand the facility.

On May 9, 2011, we entered into a credit agreement providing for a revolving line of credit, which we refer to as the Credit Facility. Initial committed funding under the Credit Facility is $50.0 million. The Credit Facility has an accordion feature which allows for an increase in the total loan size up to $90.0 million. However, if we are unable to meet the terms of the accordion feature, we will be unable to expand the Credit Facility and thus will continue to have limited availability to finance new investments under our line of credit. The Credit Facility matures on May 8, 2014, with two one-year extension options bringing the total potential commitment and funding period to five years from closing. If the facility is not renewed or extended, all principal and interest will be due and payable.

There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

In addition to regulatory limitations on our ability to raise capital, our line of credit contains various covenants, which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our loans. We are party to the Credit Facility, which provides us with a revolving credit line facility of up to $90.0 million, of which $50.0 million was available for borrowings as of June 30, 2011. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated tangible net worth, minimum interest coverage ratio, maintenance of RIC and BDC status, and minimum liquidity. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and materially adverse effect. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks associated with investing in our securities. The Fund and Fund II issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of the Fund and Fund II that are superior to the claims of our common stockholders. In addition, our Credit Facility contains financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. We may also borrow from banks and other lenders in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

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

On June 30, 2011, we had $224.1 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of 4.64%. The calculation of this weighted average interest rate includes i) the interim rates charged on $19.1 million of SBA guaranteed debentures that have not yet been pooled and ii) the fixed rates charged on $205.0 million of pooled SBA guaranteed debentures. The unpooled SBA-guaranteed debentures have a weighted average interim interest rate of 1.17% and the pooled SBA guaranteed debentures have a weighted average interest rate of 4.97%.

Our ability to achieve our investment objective may depend in part on our ability to achieve additional leverage on favorable terms by issuing debentures guaranteed by the SBA, by borrowing from banks or insurance companies or by expanding our line of credit, and there can be no assurance that such additional leverage can in fact be achieved.

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the six months ended June 30, 2011, we issued a total of 117,142 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was $2.1 million.

Issuer Purchases of Equity Securities

During the six months ended June 30, 2011, there were elections by employees to surrender shares of stock upon vesting of shares of restricted stock to cover tax withholding obligations. The following chart summarizes repurchases of our common stock for the six months ended June 30, 2011.

					Maximum Number (or
				Total Number of Shares	Approximate Dollar
	Total Number			Purchased as Part of	Value) of Shares that May
	of Shares		Average Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Purchased		per Share	Plans or Programs	the Plans or Programs

February 1-28, 2011	23,676	(1)	$20.51	—	—
May 1-31, 2011	8,389	(1)	$18.80	—	—

Total	32,065		$20.06	—	—

(1)	Represents shares of our common stock delivered to us in satisfaction of certain tax withholding obligations of holders of restricted shares that vested during this period.

Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock to satisfy our Dividend Reinvestment Plan obligations during the six months ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 and incorporated herein by reference).
3.3	Certificate of Domestic Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2	Dividend Reinvestment Plan of the Registrant (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
10.1	Credit Agreement between the Registrant, Branch Banking and Trust Company, BB&T Capital Markets and Fifth Third Bank dated May 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).
10.2	General Security Agreement between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).
10.3	Equity Pledge Agreement between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date: August 3, 2011	/s/ Garland S. Tucker, III Garland S. Tucker, III President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 3, 2011	/s/ Steven C. Lilly Steven C. Lilly Chief Financial Officer and Director

Date: August 3, 2011	/s/ C. Robert Knox, Jr. C. Robert Knox, Jr. Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 and incorporated herein by reference).
3.3	Certificate of Domestic Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2007 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2	Dividend Reinvestment Plan of the Registrant (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
10.1	Credit Agreement between the Registrant, Branch Banking and Trust Company, BB&T Capital Markets and Fifth Third Bank dated May 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).
10.2	General Security Agreement between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).
10.3	Equity Pledge Agreement between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.