Form 10-Q
period 2011-09-30
Triangle Capital CORP
filed 2011-11-02
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock on October 31, 2011 was 22,714,851.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

TRIANGLE CAPITAL CORPORATION

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $347,512,108 and $244,197,828 at September 30, 2011 and December 31, 2010, respectively)	$355,987,618	$245,392,144
Affiliate investments (cost of $98,595,888 and $60,196,084 at September 30, 2011 and December 31, 2010, respectively)	101,105,447	55,661,878
Control investments (cost of $11,273,513 and $19,647,795 at September 30, 2011 and December 31, 2010, respectively)	7,287,251	24,936,571

Total investments at fair value	464,380,316	325,990,593
Cash and cash equivalents	85,449,077	54,820,222
Interest and fees receivable	2,328,572	867,627
Prepaid expenses and other current assets	508,278	119,151
Deferred financing fees	6,741,219	6,200,254
Property and equipment, net	49,744	47,647

Total assets	$559,457,206	$388,045,494

Liabilities
Accounts payable and accrued liabilities	$2,661,947	$2,268,898
Interest payable	814,105	2,388,505
Taxes payable	6,307	197,979
Deferred revenue	45,218	37,500
Deferred income taxes	291,760	208,587
SBA-guaranteed debentures payable	224,193,394	202,464,866

Total liabilities	228,012,731	207,566,335
Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 22,714,851 and 14,928,987 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	22,715	14,929
Additional paid-in-capital	316,103,812	183,602,755
Investment income in excess of distributions	5,860,838	3,365,548
Accumulated realized gain (loss) on investments	2,750,063	(8,244,376)
Net unrealized appreciation of investments	6,707,047	1,740,303

Total net assets	331,444,475	180,479,159

Total liabilities and net assets	$559,457,206	$388,045,494

Net asset value per share	$14.59	$12.09

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$10,715,995	$6,654,541	$30,690,335	$16,673,386
Affiliate investments	2,409,455	1,044,088	5,508,253	3,152,758
Control investments	96,535	333,993	1,243,396	1,056,463

Total loan interest, fee and dividend income	13,221,985	8,032,622	37,441,984	20,882,607
Paid-in-kind interest income:
Non-Control / Non-Affiliate investments	2,217,084	1,338,018	5,585,410	3,301,525
Affiliate investments	668,660	231,525	1,613,555	797,448
Control investments	18,592	117,419	137,393	377,276

Total paid-in-kind interest income	2,904,336	1,686,962	7,336,358	4,476,249
Interest income from cash and cash equivalent investments	94,489	67,501	281,611	207,283

Total investment income	16,220,810	9,787,085	45,059,953	25,566,139

Expenses:
Interest expense	2,698,571	1,864,442	7,229,924	5,442,426
Amortization of deferred financing fees	202,518	469,394	724,663	665,455
General and administrative expenses	2,927,465	1,840,794	8,761,462	5,493,495

Total expenses	5,828,554	4,174,630	16,716,049	11,601,376

Net investment income	10,392,256	5,612,455	28,343,904	13,964,763
Net realized gain (loss) on investments — Non Control / Non-Affiliate	1,011,649	1,210,481	1,839,248	(1,623,104)
Net realized gain (loss) on investments — Control	(2,997,979)	—	9,155,191	—
Net realized gain (loss) on investments — Affiliate	—	(19,100)	—	3,522,138
Net unrealized appreciation of investments	9,030,048	358,936	4,966,744	2,408,328

Total net gain on investments before income taxes	7,043,718	1,550,317	15,961,183	4,307,362
Income tax benefit (provision)	34,269	20,410	61,628	(72,334)

Net increase in net assets resulting from operations	$17,470,243	$7,183,182	$44,366,715	$18,199,791

Net investment income per share — basic and diluted	$0.52	$0.46	$1.53	$1.16

Net increase in net assets resulting from operations per share — basic and diluted	$0.87	$0.59	$2.40	$1.51

Dividends declared per common share	$0.44	$0.41	$1.30	$1.23

Weighted average number of shares outstanding — basic and diluted	20,015,230	12,258,614	18,489,842	12,047,852

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of (Less Than) Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation) of Investments	Total Net Assets
	Number of Shares	Par Value
Balance, January 1, 2010	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192
Net investment income	—	—	—	13,964,763	—	—	13,964,763
Stock-based compensation	—	—	848,623	—	—	—	848,623
Net realized gain on investments	—	—	—	—	1,899,034	(729,858)	1,169,176
Net unrealized gain on investments	—	—	—	—	—	3,138,186	3,138,186
Provision for income taxes	—	—	—	(72,334)	—	—	(72,334)
Dividends/distributions declared	288,296	288	4,033,216	(14,767,466)	—	—	(10,733,962)
Public offering of common stock	2,760,000	2,760	41,247,329	—	—	—	41,250,089
Issuance of restricted stock	152,944	153	(153)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(18,617)	(19)	(234,893)	—	—	—	(234,912)

Balance, September 30, 2010	14,885,134	$14,885	$182,663,381	$195,415	$2,347,198	$(6,792,058)	$178,428,821

	Common Stock		Additional Paid In Capital	Investment Income in Excess of (Less Than) Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation) of Investments	Total Net Assets
	Number of Shares	Par Value
Balance, January 1, 2011	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159
Net investment income	—	—	—	28,343,904	—	—	28,343,904
Stock-based compensation	—	—	1,409,654	—	—	—	1,409,654
Net realized gain on investments	—	—	—	—	10,994,439	(9,250,107)	1,744,332
Net unrealized gain on investments	—	—	—	—	—	14,216,851	14,216,851
Income tax benefit	—	—	—	61,628	—	—	61,628
Dividends/distributions declared	181,755	182	3,082,442	(25,910,242)	—	—	(22,827,618)
Public offering of common stock	7,475,000	7,475	128,652,398	—	—	—	128,659,873
Issuance of restricted stock	161,174	161	(161)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(32,065)	(32)	(643,276)	—	—	—	(643,308)

Balance, September 30, 2011	22,714,851	$22,715	$316,103,812	$5,860,838	$2,750,063	$6,707,047	$331,444,475

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$44,366,715	$18,199,791
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(184,144,674)	(88,215,260)
Repayments received/sales of portfolio investments	63,434,578	53,975,274
Loan origination and other loan discounts and fees received	3,689,444	1,713,818
Net realized gain on investments	(10,994,439)	(1,899,034)
Net unrealized appreciation of investments	(5,049,919)	(2,042,248)
Deferred income taxes	83,173	(366,080)
Payment-in-kind interest accrued, net of payments received	(3,452,028)	(1,249,763)
Amortization of deferred financing fees	724,663	665,455
Accretion of loan origination and other fees	(1,029,151)	(1,065,703)
Accretion of loan discounts	(843,534)	(477,513)
Accretion of discount on SBA-guaranteed debentures payable	128,528	7,548
Depreciation expense	21,170	13,569
Stock-based compensation	1,409,654	848,623
Changes in operating assets and liabilities:
Interest and fees receivable	(1,460,945)	73,069
Prepaid expenses	(389,127)	46,781
Accounts payable and accrued liabilities	393,049	(594,384)
Interest payable	(1,574,400)	(1,809,633)
Deferred revenue	7,718	(27,500)
Taxes payable	(191,672)	(9,605)

Net cash used in operating activities	(94,871,197)	(22,212,795)

Cash flows from investing activities:
Purchases of property and equipment	(23,267)	(30,705)

Net cash used in investing activities	(23,267)	(30,705)

Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	31,100,000	39,403,918
Repayments of SBA-guaranteed debentures payable	(9,500,000)	(22,300,000)
Financing fees paid	(1,265,628)	(1,480,307)
Proceeds from public stock offerings, net of expenses	128,659,873	41,250,089
Common stock withheld for payroll taxes upon vesting of restricted stock	(643,308)	(234,912)
Cash dividends paid	(22,827,618)	(15,508,496)

Net cash provided by financing activities	125,523,319	41,130,292

Net increase in cash and cash equivalents	30,628,855	18,886,792
Cash and cash equivalents, beginning of period	54,820,222	55,200,421

Cash and cash equivalents, end of period	$85,449,077	$74,087,213

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,675,796	$7,244,511

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

September 30, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (2%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,096,288	$4,068,226	$4,068,226
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	116,000
		Common Stock Warrants-AA (455 shares)		142,361	1,286,000

			4,109,145	4,352,015	5,483,083
Ann’s House of Nuts, Inc. (3%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,062,989	6,687,913	6,687,913
		Preferred A Units (22,368 units)		2,124,957	1,946,000
		Preferred B Units (10,380 units)		986,059	927,000
		Common Units (190,935 units)		150,000	331,000
		Common Stock Warrants (14,558 shares)		14,558	32,000

			7,062,989	9,963,487	9,923,913
Aramsco, Inc. (1%)	Environmental Emergency Preparedness Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,854,433	1,714,508	1,714,508

			1,854,433	1,714,508	1,714,508

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 Shares)		516,867	598,000

				516,867	598,000
BioSan Laboratories, Inc. (2%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,226,211	5,126,100	5,126,100

			5,226,211	5,126,100	5,126,100

Botanical Laboratories, Inc. (3%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, 1% PIK, Due 02/15)	10,219,750	9,653,378	9,155,000
		Common Unit Warrants (998,680 Units)		474,600	—

			10,219,750	10,127,978	9,155,000
Capital Contractors, Inc. (3%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,138,438	8,543,739	8,543,739
		Common Stock Warrants (20 shares)		492,000	359,000

			9,138,438	9,035,739	8,902,739
Carolina Beverage Group, LLC (4%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash, 4% PIK, Due 02/16)	13,126,711	12,911,919	12,911,919
		Class A Units (11,974 Units)		1,077,615	965,000
		Class B Units (11,974 Units)		119,735	—

			13,126,711	14,109,269	13,876,919
CRS Reprocessing, LLC (8%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,299,409	10,941,218	10,941,218
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	10,904,732	9,860,107	9,860,107
		Series C Preferred Units (13 Units)		122,377	210,000
		Common Unit Warrant (550 Units)		1,253,556	4,900,000

			22,204,141	22,177,258	25,911,325
CV Holdings, LLC (5%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	9,184,844	8,696,779	8,696,779
		Subordinated Note (12% Cash, Due 09/13)	6,000,000	5,901,250	5,901,250
		Royalty rights		874,400	881,000

			15,184,844	15,472,429	15,479,029
DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 03/16)	9,102,496	8,880,628	8,880,628
		Royalty rights		—	—

			9,102,496	8,880,628	8,880,628
Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,142,089	4,105,989	4,105,989
		Senior Note (8.3% Cash, Due 01/14)	794,192	794,192	794,192
		Common Stock (570 shares)		285,000	290,000

			4,936,281	5,185,181	5,190,181

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments — (Continued)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	$8,371,308	$8,277,159	$8,277,159

			8,371,308	8,277,159	8,277,159

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	748,000

				500,000	748,000

Great Expressions Group Holdings, LLC (0%)*	Dental Practice Management	Class A Units (225 Units)		450,000	821,000

				450,000	821,000
Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	6,202,745	6,121,891	6,121,891

			6,202,745	6,121,891	6,121,891

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	4,500,000	4,406,706	4,406,706
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	858,346	858,346
		Unit Purchase Warrant (5,265 Units)		149,800	123,000

			5,500,000	5,414,852	5,388,052
Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (3%)*	In-home primary care physician services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	10,519,113	10,311,112	10,311,112
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,264,306	1,264,306	1,264,306
		Royalty rights		—	—

			11,783,419	11,575,418	11,575,418
Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,851,061	9,796,736	9,796,736
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,114,000

			10,851,061	10,776,736	10,910,736
Inland Pipe Rehabilitation Holding Company LLC (7%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,148,745	19,858,293	19,858,293
		Membership Interest Purchase Warrant (3.0%)		853,500	2,149,000

			20,148,745	20,711,793	22,007,293
Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,429,157	5,302,459	5,302,459
		Common Stock Warrants (112 shares)		58,995	475,000

			5,429,157	5,361,454	5,777,459
Magpul Industries Corp. (4%)	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,318,842	13,052,842	13,052,842
		Preferred Units (1,470 Units)		1,470,000	1,470,000
		Common Units (30,000 Units)		30,000	30,000

			13,318,842	14,552,842	14,552,842
McKenzie Sports Products, LLC (2%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,056,364	5,947,668	5,947,668

			6,056,364	5,947,668	5,947,668
Media Temple, Inc. (5%)*	Web Hosting Services	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	8,800,000	8,649,664	8,649,664
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,749,850	4,455,000
		Common Stock Purchase Warrant (28,000 Shares)		536,000	1,949,000

			12,000,000	11,935,514	15,053,664
Minco Technology Labs, LLC (2%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,229,000	5,122,775	5,122,775
		Class A Units (5,000 Units)		500,000	141,000

			5,229,000	5,622,775	5,263,775
National Investment Managers Inc. (4%)*	Retirement Plan Administrator	Subordinated Note (11% Cash, 5% PIK, Due 09/16)	11,555,382	11,293,341	11,293,341
		Preferred A Units (90,000 Units)		900,000	635,000
		Common Units (10,000 Units)		100,000	—

			11,555,382	12,293,341	11,928,341

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments — (Continued)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Novolyte Technologies, Inc. (3%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 07/16)	$7,190,677	$7,064,847	$7,064,847
		Subordinated Note (12% Cash, 4% PIK, Due 07/16)	2,311,289	2,270,844	2,270,844
		Preferred Units (641 units)		661,227	737,000
		Common Units (24,522 units)		165,306	56,000

			9,501,966	10,162,224	10,128,691
Pomeroy IT Solutions (3%)*	Information Technology Outsourcing Services	Subordinated Notes (13% Cash, 2% PIK, Due 02/16)	10,129,425	9,892,733	9,892,733

			10,129,425	9,892,733	9,892,733
PowerDirect Marketing, LLC (3%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	8,059,729	7,518,118	7,518,118
		Common Unit Purchase Warrants		402,000	884,000

			8,059,729	7,920,118	8,402,118
Renew Life Formulas, Inc. (4%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Notes (12% Cash, 3% PIK, Due 03/15)	13,598,352	13,337,303	13,337,303

			13,598,352	13,337,303	13,337,303
SRC, Inc. (3%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	8,835,415	8,578,969	8,578,969
		Common Stock Purchase Warrants		123,800	—

			8,835,415	8,702,769	8,578,969
Syrgis Holdings, Inc. (1%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,444,766	2,435,774	2,435,774
		Class C Units (2,114 units)		1,000,000	1,472,000

			2,444,766	3,435,774	3,907,774

TBG Anesthesia Management, LLC (3%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	10,750,000	10,423,418	10,423,418
		Warrant (263 shares)		276,100	231,000

			10,750,000	10,699,518	10,654,418
TMR Automotive Service Supply, LLC (1%)	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	5,000,000	4,727,286	4,727,286
		Unit Purchase Warrant (329,518 units)		195,000	195,000

			5,000,000	4,922,286	4,922,286
Top Knobs USA, Inc. (3%)	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,252,381	10,083,362	10,083,362
		Common Stock (26,593 shares)		750,000	545,000

			10,252,381	10,833,362	10,628,362
TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 07/18)	13,294,167	13,063,941	13,063,941
		Class A Units (1,557 units)		512,124	685,000
		Class B Units (82 units)		26,954	25,000

			13,294,167	13,603,019	13,773,941
Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,552,317	5,552,317
		Common Unit (1 unit)		200,000	—
		Common Stock Warrants (8 shares)		321,000	—

			5,810,588	6,073,317	5,552,317
Twin-Star International, Inc. (2%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,472,469	4,472,469
		Senior Note (4.3%, Due 04/13)	1,054,990	1,054,990	1,054,990

			5,554,990	5,527,459	5,527,459
Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,878,831	3,497,055	3,497,055
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,878,831	3,629,855	3,497,055
Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,720,816	12,569,469	12,569,469

			12,720,816	12,569,469	12,569,469

Subtotal Non–Control / Non–Affiliate Investments			338,442,888	347,512,108	355,987,618

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments — (Continued)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Affiliate Investments:

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Wholesale and Distribution	Subordinated Note (10% PIK, Due 10/13)	$5,904,609	$5,197,958	$4,624,999
		Membership Units (6,516 Units)		350,000	—

			5,904,609	5,547,958	4,624,999
AP Services, Inc. (2%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	5,923,971	5,826,032	5,826,032
		Class A Units (933 units)		933,333	1,053,000
		Class B Units (496 units)		—	103,000

			5,923,971	6,759,365	6,982,032
Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	5,978,233	5,941,819	5,941,819
		Senior Note (12% Cash, 2% PIK, Due 07/15)	614,426	614,426	510,000
		Subordinated Note (7% Cash, Due 09/15)	941,798	941,798	758,000
		Membership Units (1,000,000 units)		8,203	297,000
		Options to Purchase Membership Units (342,407 units)		500,000	130,000
		Membership Unit Warrants (356,506 units)		—	2,000

			7,534,457	8,006,246	7,638,819

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,108,000
		Common Stock Warrant (4,000 shares)		—	32,000

				200,000	1,140,000
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (1%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, 5% PIK, Due 12/12)	3,897,612	3,857,698	3,857,698
		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	337,000
		Preferred Units — Pine Street (200 units)		200,000	572,000
		Common Unit Warrants — Pine Street (2,220 units)		—	54,000

			3,897,612	4,091,298	4,820,698
Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,193,079	8,043,716	8,043,716
		Class A Units (80,000 units)		800,000	983,000

			8,193,079	8,843,716	9,026,716
Dyson Corporation (2%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	5,048,000

				1,000,000	5,048,000
Equisales, LLC (1%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	3,092,332	3,075,613	3,075,613
		Class A Units (500,000 units)		480,900	613,000

			3,092,332	3,556,513	3,688,613
Fischbein Partners, LLC (3%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (12% Cash, 2% PIK, Due 10/16)	6,722,108	6,597,649	6,597,649
		Class A Units (1,750,000 units)		417,088	1,750,000

			6,722,108	7,014,737	8,347,649
Main Street Gourmet, LLC (2%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,088,483	4,013,801	4,013,801
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,009,802	991,130	991,130
		Preferred Units (233 units)		233,478	233,478
		Common Units (1,652 units)		16,522	16,522

			5,098,285	5,254,931	5,254,931
Plantation Products, LLC (5%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	15,030,403	14,703,654	14,703,654
		Preferred Units (1,127 units)		1,127,000	1,127,000
		Common Units (92,000 units)		23,000	23,000

			15,030,403	15,853,654	15,853,654

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	525,000

				563,602	525,000

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments — (Continued)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	$5,539,269	$5,468,388	$5,468,388
		Common Units (50 Units)		500,000	478,000

			5,539,269	5,968,388	5,946,388
Venture Technology Groups, Inc. (2%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,389,333	5,281,833	5,281,833
		Class A Units (1,000,000 Units)		1,000,000	1,000,000

			5,389,333	6,281,833	6,281,833

Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	2,568,000
		Class C Preferred Units (1,444,475 Units)		1,499,531	1,689,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

				7,984,532	4,257,000
Wythe Will Tzetzo, LLC (4%)*	Confectionary Goods Distributor	Subordinated Notes (12% Cash, 2% PIK, Due 10/16)	10,357,475	9,867,605	9,867,605
		Series A Preferred Units (74,764 units)		1,500,000	1,500,000
		Common Unit Purchase Warrants (25,065 units)		301,510	301,510

			10,357,475	11,669,115	11,669,115

Subtotal Affiliate Investments			82,682,933	98,595,888	101,105,447
Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note — FCL (4.9% Cash, Due 9/16)	1,495,148	1,494,088	1,494,088
		Senior Note — FCL (7.9% Cash, 2% PIK, Due 9/16)	1,142,053	1,139,218	944,914
		Senior Note — SPV (2.4% Cash, 6% PIK, Due 9/16)	936,170	936,170	—
		Common Shares (960 shares)		—	—
		Members Interests — SPV (239,900 Units)		—	—

			3,573,371	3,569,476	2,439,002
Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,264,573	2,780,028	443,000
		Common Stock (2,978 shares)		294,624	—

			3,264,573	3,074,652	443,000
Fischbein, LLC (1%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		59,315	283,816
		Class A Common Units (3,839,068 units)		453,630	1,859,433

				512,945	2,143,249
Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (8.5% Cash, Due 03/15)	3,130,301	3,000,000	2,262,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—

			3,130,301	4,116,440	2,262,000

Subtotal Control Investments			9,968,245	11,273,513	7,287,251

Total Investments, September 30, 2011(140%)*			$431,094,066	$457,381,509	$464,380,316

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment–in–kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2010

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (3%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,325,151	$4,287,109	$4,287,109
		Common Stock-PHM (128,571 shares)		128,571	68,500
		Common Stock Warrants-AA (455 shares)		142,361	852,000

			4,325,151	4,558,041	5,207,609
Ann’s House of Nuts, Inc. (5%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,009,722	6,603,828	6,603,828
		Preferred A Units (22,368 units)		2,124,957	2,124,957
		Preferred B Units (10,380 units)		986,059	986,059
		Common Units (190,935 units)		150,000	150,000
		Common Stock Warrants (14,558 shares)		14,558	14,558

			7,009,722	9,879,402	9,879,402
Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 Shares)		516,867	528,900

				516,867	528,900
Botanical Laboratories, Inc. (5%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, Due 02/15)	10,500,000	9,843,861	9,843,861
		Common Unit Warrants (998,680)		474,600	—

			10,500,000	10,318,461	9,843,861
Capital Contractors, Inc. (5%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,001,001	8,329,001	8,329,001
		Common Stock Warrants (20 shares)		492,000	492,000

			9,001,001	8,821,001	8,821,001
Carolina Beverage Group, LLC (8%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash, 4% PIK, Due 02/16)	12,865,233	12,622,521	12,622,521
		Class A Units (11,974 Units)		1,077,615	1,077,615
		Class B Units (11,974 Units)		119,735	119,735

			12,865,233	13,819,871	13,819,871
CRS Reprocessing, LLC (8%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,129,470	10,706,406	10,706,406
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	3,403,211	3,052,570	3,052,570
		Common Unit Warrant (340 Units)		564,454	1,043,000

			14,532,681	14,323,430	14,801,976
CV Holdings, LLC (6%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	11,685,326	11,042,011	11,042,011
		Royalty rights		874,400	622,500

			11,685,326	11,916,411	11,664,511
Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,183,802	3,162,604	3,162,604
		Senior Note (8.3% Cash, Due 01/14)	835,261	835,261	835,261
		Common Stock (570 shares)		285,000	110,000

			4,019,063	4,282,865	4,107,865

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	414,100

				4,833	414,100
Frozen Specialties, Inc. (4%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,060,481	7,945,904	7,945,904

			8,060,481	7,945,904	7,945,904
Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	723,800

				500,000	723,800

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (0.69% PIK, Due 08/11)	$3,799,359	$3,161,442	$2,156,500
		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	137,233	120,000	120,000
		Royalty rights		—	112,100
		Common Stock Warrants (56,559 shares)		83,414	—

			3,936,592	3,364,856	2,388,600
Great Expressions Group Holdings, LLC (3%)*	Dental Practice Management	Subordinated Note (12% Cash, 4% PIK, Due 08/15)	4,561,311	4,498,589	4,498,589
		Class A Units (225 Units)		450,000	678,400

			4,561,311	4,948,589	5,176,989
Grindmaster-Cecilware Corp. (3%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	5,995,035	5,900,500	5,900,500

			5,995,035	5,900,500	5,900,500
Hatch Chile Co., LLC (3%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	4,500,000	4,394,652	4,394,652
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	837,779	837,779
		Unit Purchase Warrant (5,265 Units)		149,800	149,800

			5,500,000	5,382,231	5,382,231
Infrastructure Corporation of America, Inc. (6%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,769,120	9,566,843	9,566,843
		Common Stock Purchase Warrant (199,526 shares)		980,000	980,000

			10,769,120	10,546,843	10,546,843
Inland Pipe Rehabilitation Holding Company LLC (10%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	8,274,920	7,621,285	7,621,285
		Subordinated Note (18% Cash, Due 01/14)	3,905,108	3,861,073	3,861,073
		Subordinated Note (15% Cash, Due 01/14)	306,302	306,302	306,302
		Subordinated Note (15.3% Cash, Due 01/14)	3,500,000	3,465,000	3,465,000
		Membership Interest Purchase Warrant (3.0%)		853,500	2,982,600

			15,986,330	16,107,160	18,236,260
Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,000	5,104,255	5,104,255
		Common Stock Warrants (112 shares)		58,995	535,000

			5,250,000	5,163,250	5,639,255
McKenzie Sports Products, LLC (3%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,010,667	5,893,359	5,893,359

			6,010,667	5,893,359	5,893,359
Media Temple, Inc. (7%)*	Web Hosting Services	Subordinated Note (12% Cash, 4% PIK, Due 04/15)	8,800,000	8,624,776	8,624,776
		Convertible Note (8% Cash, 4% PIK, Due 04/15)	3,200,000	2,668,581	2,668,581
		Common Stock Purchase Warrant (28,000 Shares)		536,000	536,000

			12,000,000	11,829,357	11,829,357
Minco Technology Labs, LLC (3%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,102,216	4,984,368	4,984,368
		Class A Units (5,000 Units)		500,000	296,800

			5,102,216	5,484,368	5,281,168

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Novolyte Technologies, Inc. (5%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	$7,785,733	$7,686,662	$7,686,662
		Preferred Units (641 units)		640,818	664,600
		Common Units (24,522 units)		160,204	370,200

			7,785,733	8,487,684	8,721,462
SRC, Inc. (5%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	9,001,000	8,697,200	8,697,200
		Common Stock Purchase Warrants		123,800	123,800

			9,001,000	8,821,000	8,821,000
Syrgis Holdings, Inc. (2%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,873,393	2,858,198	2,858,198
		Class C Units (2,114 units)		1,000,000	962,200

			2,873,393	3,858,198	3,820,398
TBG Anesthesia Management, LLC (6%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	11,000,000	10,612,766	10,612,766
		Warrant (263 shares)		276,100	165,000

			11,000,000	10,888,866	10,777,766
Top Knobs USA, Inc. (6%)*	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	9,910,331	9,713,331	9,713,331
		Common Stock (26,593 shares)		750,000	750,000

			9,910,331	10,463,331	10,463,331
TrustHouse Services Group, Inc. (3%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,440,543	4,381,604	4,381,604
		Class A Units (1,495 units)		475,000	492,900
		Class B Units (79 units)		25,000	—

			4,440,543	4,881,604	4,874,504
Tulsa Inspection Resources, Inc. (3%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,490,797	5,490,797
		Common Unit(1 unit)		200,000	—
		Common Stock Warrants (8 shares)		321,000	—

			5,810,588	6,011,797	5,490,797
Twin-Star International, Inc. (3%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,462,290	4,462,290
		Senior Note (4.53%, Due 04/13)	1,088,962	1,088,962	1,088,962

			5,588,962	5,551,252	5,551,252
Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	3,739,639	3,387,525	2,632,100
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,739,639	3,520,325	2,632,100
Yellowstone Landscape Group, Inc. (7%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,438,838	12,250,147	12,250,147

			12,438,838	12,250,147	12,250,147
Zoom Systems (4%)*	Retail Kiosk Operator	Subordinated Note (12.5% Cash, 1.5% PIK, Due 12/14)	8,125,222	7,956,025	7,956,025
		Royalty rights		—	—

			8,125,222	7,956,025	7,956,025

Subtotal Non–Control / Non–Affiliate Investments			237,824,178	244,197,828	245,392,144

Affiliate Investments:

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (5% PIK, Due 10/13)	5,475,141	5,153,341	3,985,700
		Membership Units (6,516 Units)		350,000	—

			5,475,141	5,503,341	3,985,700

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
AP Services, Inc. (4%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	$5,834,877	$5,723,194	$5,723,194
		Class A Units (933 units)		933,333	933,333
		Class B Units (496 units)		—	—

			5,834,877	6,656,527	6,656,527
Asset Point, LLC (3%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	5,756,261	5,703,925	5,384,500
		Senior Note (12% Cash, 2% PIK, Due 07/15)	605,185	605,185	478,100
		Options to Purchase Membership Units (342,407 units)		500,000	—
		Membership Unit Warrants (356,506 units)		—	—

			6,361,446	6,809,110	5,862,600
Axxiom Manufacturing, Inc. (1%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	978,700
		Common Stock Warrant (4,000 shares)		—	28,700

				200,000	1,007,400
Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (2%)*	Oil and Gas Services	Subordinated Note —Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,738,821	3,546,600
		Common Unit Warrants —Brantley Transportation (4,560 common units)		33,600	—
		Preferred Units — Pine Street (200 units)		200,000	—
		Common Unit Warrants —Pine Street (2,220 units)		—	—

			3,800,000	3,972,421	3,546,600
Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,476,000

				1,000,000	2,476,000
Equisales, LLC (4%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,000,000	5,959,983	5,959,983
		Class A Units (500,000 units)		480,900	569,300

			6,000,000	6,440,883	6,529,283
Plantation Products, LLC (8%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	14,527,188	14,164,688	14,164,688
		Preferred Units (1,127 units)		1,127,000	1,127,000
		Common Units (92,000 units)		23,000	23,000

			14,527,188	15,314,688	15,314,688

QC Holdings, Inc.(0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	505,500

				563,602	505,500
Technology Crops International (3%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,333,595	5,250,980	5,250,980
		Common Units (50 Units)		500,000	612,200

			5,333,595	5,750,980	5,863,180
Waste Recyclers Holdings, LLC (2%)*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	2,384,100
		Class C Preferred Units (1,444,475 Units)		1,499,531	1,530,300
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

				7,984,532	3,914,400

Subtotal Affiliate Investments			47,332,247	60,196,084	55,661,878

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Control Investments:

FCL Graphics, Inc. (1%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	$1,500,498	$1,497,934	$1,465,400
		Senior Note (7.79% Cash, 2% PIK, Due 9/11)	2,045,228	2,041,167	1,081,100
		2nd Lien Note (2.79% Cash, 8% PIK, Due 12/11)	3,470,254	2,996,287	—
		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—
		Members Interests (3,839 Units)		—	—

			7,015,980	6,535,388	2,546,500
Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/11)	3,065,981	2,626,072	750,000
		Common Stock (2,978 shares)		294,624	—

			3,065,981	2,920,696	750,000
Fischbein, LLC (11%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (13% Cash, 5.5% PIK, Due 05/13)	4,345,573	4,268,333	4,268,333
		Class A-1 Common Units (558,140 units)		558,140	2,200,600
		Class A Common Units (4,200,000 units)		4,200,000	13,649,600

			4,345,573	9,026,473	20,118,533
Weave Textiles, LLC (1%)*	Specialty Woven Fabrics Manufacturer	Senior Note (12% PIK, Due 01/11)	310,238	310,238	310,238
		Membership Units (425 units)		855,000	1,211,300

			310,238	1,165,238	1,521,538

Subtotal Control Investments			14,737,772	19,647,795	24,936,571

Total Investments, December 31, 2010 (181%)*			$299,894,197	$324,041,707	$325,990,593

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and payment–in–kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

1.	ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS

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

Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2011:
Subordinated debt, Unitranche and 2nd lien notes	$410,309,208	90%	$406,643,599	88%
Senior debt	6,918,262	1	6,723,958	1
Equity shares	31,789,559	7	35,708,249	8
Equity warrants	7,490,080	2	14,423,510	3
Royalty rights	874,400	—	881,000	—

	$457,381,509	100%	$464,380,316	100%

December 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$279,433,775	86%	$270,994,677	83%
Senior debt	8,631,760	3	7,639,159	3
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

During the three months ended September 30, 2011, the Company made four new investments totaling approximately $36.9 million and four investments in existing portfolio companies totaling approximately $11.0 million. During the nine months ended September 30, 2011, the Company made fourteen new investments totaling approximately $123.6 million and investments in eleven existing portfolio companies totaling approximately $60.5 million.

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

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

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

In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment–in–kind (“PIK”) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and, (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.

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

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents the Company’s financial instruments carried at fair value as of September 30, 2011 and December 31, 2010, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
Portfolio company investments	$—	$—	$464,380,316	$464,380,316

	$—	$—	$464,380,316	$464,380,316

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Portfolio company investments	$—	$—	$325,990,593	$325,990,593

	$—	$—	$325,990,593	$325,990,593

The following table reconciles the beginning and ending balances of our portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Fair value of portfolio, beginning of period	$325,990,593	$201,317,970
New investments	184,144,674	88,215,263
Proceeds from sales of investments	(17,011,538)	(5,416,123)
Loan origination fees and discounts received	(3,689,444)	(1,713,818)
Principal repayments received	(46,423,040)	(48,559,151)
Payment in kind interest earned	7,336,358	4,476,251
Payment in kind interest payments received	(3,884,330)	(3,226,488)
Accretion of loan discounts	843,534	477,513
Accretion of deferred loan origination revenue	1,029,151	1,065,703
Realized gain on investments	10,994,439	1,899,034
Unrealized gain on investments	5,049,919	2,042,245

Fair value of portfolio, end of period	$464,380,316	$240,578,399

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Pre-tax net unrealized gains on investments of $7.1 million and $10.6 million, respectively, during the three and nine months ended September 30, 2011 are related to portfolio company investments that were still held by the Company as of September 30, 2011. Pre-tax net unrealized gains on investments of $0.9 million and $1.5 million, respectively, during the three and nine months ended September 30, 2010 are related to portfolio company investments that were still held by the Company as of September 30, 2010.

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

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

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

The total number of investments and the percentage of our portfolio on which we asked Duff & Phelps to perform such procedures are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%

(1)	Exclusive of the fair value of new investments made during the quarter

Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures appeared reasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

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

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with loan agreements are recorded as deferred income and recognized as investment income over the term of the loan. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties and loan waiver and amendment fees, and are recorded as investment income when received.

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

To maintain the Company’s status as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as Amended (the “Code”), this PIK interest, which is a non-cash source of income, must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Concentration of Credit Risk

The Company generally invests in lower middle–market companies in a variety of industries. At both September 30, 2011 and December 31, 2010, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.

The Company’s investments carry a number of risks including, but not limited to: 1) investing in lower middle market companies which have limited operating histories and financial resources; 2) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors; and 3) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.

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

The Company has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”) each of which holds one or more of the Company’s portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass–through entities) while satisfying the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass–through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.

For federal income tax purposes, the cost of investments owned at September 30, 2011 was approximately $459.2 million.

4.	LONG–TERM DEBT

The Company reported the following borrowings outstanding on its Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010:

Issuance/Pooling Date	Maturity Date	Prioritized Return (Interest) Rate	September 30, 2011	December 31, 2010
SBA Debentures:
September 28, 2005	September 1, 2015	5.796%	$—	$9,500,000
March 28, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.214%	6,410,000	6,410,000
September 24, 2008	September 1, 2018	6.455%	50,900,000	50,900,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	63,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	—
SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	6,993,394	6,864,866
Credit Facility:
May 9, 2011	May 8, 2014	—	—	—

			$224,193,394	$202,464,866

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

SBA and SBA LMI Debentures

Interest payments on SBA debentures are payable semi–annually. There are no principal payments required on these issues prior to maturity. Debentures issued prior to September 2006 were subject to prepayment penalties during their first five years. Those pre-payment penalties no longer apply to debentures issued after September 1, 2006. The Company’s SBA Low or Moderate Income (“LMI”) debentures are five-year deferred interest debentures that are issued at a discount to par. The accretion of discount on SBA LMI debentures is classified as interest expense in the Company’s consolidated financial statements.

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of September 30, 2011, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of September 30, 2011, the Fund has issued the maximum $150.0 million of SBA-guaranteed debentures and Fund II has issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. In addition to a one–time 1.0% fee on the total commitment from the SBA, the Company also pays a one–time 2.425% fee on the amount of each SBA debenture issued and a one-time 2.0% fee on the amount of each SBA LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA-guaranteed debentures as of September 30, 2011 and December 31, 2010 were 4.83% and 3.95%, respectively. As of September 30, 2011, all SBA debentures have been pooled. The weighted average interest rate as of December 31, 2010 included $139.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 5.29% and $63.4 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.00%.

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

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of i) prime rate, ii) the federal funds rate plus 0.5% or iii) the adjusted one-month LIBOR plus 2.0%. The Company pays unused commitment fees of 0.375% per annum. As of September 30, 2011, the Company did not have any borrowings outstanding under the Credit Facility.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to i) maintaining a minimum interest coverage ratio, ii) maintaining a minimum liquidity ratio, and iii) maintaining minimum consolidated tangible net worth. As of September 30, 2011, the Company was in compliance with all financial covenants of the Credit Facility.

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

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

The following table presents information with respect to the Plan for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested shares, beginning of period	302,698	$11.40	219,813	$10.76
Shares granted during the period	161,174	$20.37	152,944	$12.01
Shares vested during the period	(104,317)	$11.53	(70,059)	$10.72

Unvested shares, end of period	359,555	$15.39	302,698	$11.40

In the three and nine months ended September 30, 2011, the Company recognized equity-based compensation expense of approximately $0.5 million and $1.4 million, respectively. In the three and nine months ended September 30, 2010, the Company recognized equity-based compensation expense of approximately $0.3 million and $0.8 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations.

As of September 30, 2011, there was approximately $4.3 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately two years.

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements — (Continued)

6.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Per share data:
Net asset value at beginning of period	$12.09	$11.03
Net investment income(1)	1.53	1.16
Net realized gain (loss) on investments(1)	0.59	0.16
Net unrealized appreciation (depreciation) on investments(1)	0.27	0.20

Total increase from investment operations(1)	2.39	1.52
Cash dividends/distributions declared	(1.30)	(1.23)
Shares issued pursuant to Dividend Reinvestment Plan	0.02	0.05
Common stock offerings	1.61	0.67
Stock-based compensation	(0.06)	(0.07)
Income tax provision(1)	—	(0.01)
Other(2)	(0.16)	0.03

Net asset value at end of period	$14.59	$11.99

Market value at end of period(3)	$15.22	$15.98

Shares outstanding at end of period	22,714,851	14,885,134
Net assets at end of period	$331,444,475	$178,428,821
Average net assets	$248,142,989	$133,569,376
Ratio of total expenses to average net assets (annualized)	9%	12%
Ratio of net investment income to average net assets (annualized)	15%	14%
Portfolio turnover ratio	12%	25%
Total Return(4)	(13%)	42%

(1)	Weighted average basic per share data.

(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)	Represents the closing price of the Company’s common stock on the last day of the period.

(4)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.

7.	SUBSEQUENT EVENTS

In October 2011, the Company invested $9.7 million in subordinated debt and equity of Media Storm, LLC (“Media Storm”). Media Storm plans and executes advertising purchases on behalf of television networks. Under the terms of the investment, Media Storm will pay interest on the subordinated debt at a rate of 14% per annum.

On November 1, 2011, the Company entered into a supplement and joinder agreement (the “Agreement”) to the Credit Facility. The Agreement increased the commitment under the Credit Facility from $50.0 million to $75.0 million.

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

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of both September 30, 2011, and December 31, 2010, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.1%. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 14.0% and 13.7% as of September 30, 2011 and December 31, 2010, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 13.6% and 12.9% as of September 30, 2011 and December 31, 2010, respectively.

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

Portfolio Composition

The total value of our investment portfolio was $464.4 million as of September 30, 2011, as compared to $326.0 million as of December 31, 2010. As of September 30, 2011, we had investments in 60 portfolio companies with an aggregate cost of $457.4 million. As of December 31, 2010, we had investments in 48 portfolio companies with an aggregate cost of $324.0 million. As of both September 30, 2011 and December 31, 2010, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2011 and December 31, 2010, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2011:
Subordinated debt, Unitranche and 2nd lien notes	$410,309,208	90%	$406,643,599	88%
Senior debt	6,918,262	1	6,723,958	1
Equity shares	31,789,559	7	35,708,249	8
Equity warrants	7,490,080	2	14,423,510	3
Royalty rights	874,400	—	881,000	—

	$457,381,509	100%	$464,380,316	100%

December 31, 2010:
Subordinated debt, Unitranche and 2nd lien notes	$279,433,775	86%	$270,994,677	83%
Senior debt	8,631,760	3	7,639,159	3
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

Investment Activity

During the nine months ended September 30, 2011, we made fourteen new investments totaling approximately $123.6 million, debt investments in ten existing portfolio companies totaling approximately $60.2 million and five equity investments in existing portfolio companies totaling approximately $0.3 million. We had seven portfolio company loans repaid at par totaling approximately $39.8 million, which resulted in realized gains totaling approximately $0.8 million, and received normal principal repayments and partial loan prepayments totaling approximately $6.6 million in the nine months ended September 30, 2011. In addition, we sold two equity investments in portfolio companies for total proceeds of approximately $17.0 million, resulting in realized gains totaling approximately $13.2 million, and recognized a realized loss of approximately $3.0 million on the conversion of a debt investment in a portfolio company to equity.

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

Total portfolio investment activity for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine months ended September 30,
	2011	2010
Fair value of portfolio, beginning of period	$325,990,593	$201,317,970
New investments	184,144,674	88,215,263
Proceeds from sales of investments	(17,011,538)	(5,416,123)
Loan origination fees and discounts received	(3,689,444)	(1,713,818)
Principal repayments received	(46,423,040)	(48,559,151)
Payment in kind interest earned	7,336,358	4,476,251
Payment in kind interest payments received	(3,884,330)	(3,226,488)
Accretion of loan discounts	843,534	477,513
Accretion of deferred loan origination revenue	1,029,151	1,065,703
Realized gain on investments	10,994,439	1,899,034
Unrealized gain on investments	5,049,919	2,042,245

Fair value of portfolio, end of period	$464,380,316	$240,578,399

Weighted average yield on debt investments at end of period(1)	15.1%	15.1%

Weighted average yield on total investments at end of period(1)	14.0%	13.7%

Weighted average yield on total investments at end of period	13.6%	12.1%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets

As of September 30, 2011, the fair value of our non-accrual assets was approximately $7.3 million, which comprised 1.6% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $11.0 million, which comprised 2.4% of the total cost of our portfolio. As of December 31, 2010, the fair value of our non-accrual assets was approximately $9.6 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $17.4 million, which comprised 5.4% of the total cost of our portfolio. Our non-accrual assets as of September 30, 2011 are as follows:

Gerli and Company

In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008, we recognized an unrealized loss on our debt investment in Gerli of $1.2 million and in the year ended December 31, 2009, we recognized an additional unrealized loss on our debt investment in Gerli of $0.5 million. In the year ended December 31, 2010, we recognized an unrealized gain on our debt investment in Gerli of approximately $0.7 million. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. Under the terms of the new note, interest on the note is payable only if Gerli meets certain covenants, which they were not compliant with as of September 30, 2011. In the nine months ended September 30, 2011, we recognized an unrealized loss on our new debt investment in Gerli of approximately $0.7 million. As of September 30, 2011, the cost of our new debt investment in Gerli was $3.0 million and the fair value was $2.3 million.

Fire Sprinkler Systems, Inc.

In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. During 2008, we recognized an unrealized loss of $1.3 million on our subordinated note investment in Fire Sprinkler Systems. In each of the years ended December 31, 2009 and 2010, we recognized additional unrealized losses on our debt investment in Fire Sprinkler Systems of $0.3 million. In the nine months ended September 30, 2011, we recorded an additional $0.5 million unrealized loss on our debt investment. As of September 30, 2011, the cost of our debt investment in Fire Sprinkler Systems was $2.8 million and the fair value of such investment was $0.4 million.

American De-Rosa Lamparts, LLC and Hallmark Lighting

In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting, or collectively, ADL. This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us. As a result, we placed our investment in ADL on non-accrual status and, under U.S. GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes. In the year ended December 31, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million and in the first quarter of 2010, we recognized an unrealized gain on our investment in ADL of approximately $0.1 million. In June 2010, we converted approximately $3.0 million of our subordinated debt in ADL to equity as part of a restructuring, resulting in realized loss of approximately $3.0 million. As of September 30, 2011, the cost of our investment in ADL was approximately $5.2 million and the fair value of such investment was approximately $4.6 million.

Results of Operations

Comparison of three months ended September 30, 2011 and September 30, 2010

Investment Income

For the three months ended September 30, 2011, total investment income was $16.2 million, a 66% increase from $9.8 million of total investment income for the three months ended September 30, 2010. This increase was primarily attributable to a $6.4 million increase in total loan interest, fee and dividend income (including PIK interest income) due to a net increase in our portfolio investments from September 30, 2010, to September 30, 2011, which includes a decrease in non-recurring fee income of approximately $0.9 million. Non-recurring fee income was approximately $0.1 million for the three months ended September 30, 2011 as compared to $1.0 million for the three months ended September 30, 2010.

Expenses

For the three months ended September 30, 2011, expenses increased by 40% to $5.8 million from $4.2 million for the three months ended September 30, 2010. The increase in expenses was primarily attributable to a $1.1 million increase in general and administrative expenses resulting from an increase in employee headcount, increased salary and incentive compensation costs and increased non-cash compensation expenses. In addition, the increase in expenses was also partially attributable to a $0.8 million increase in interest expense related to higher average balances of SBA-guaranteed debentures outstanding during the three months ended September 30, 2011 than in the comparable period in 2010 partially offset by a $0.3 million decrease in amortization of deferred financing fees associated with the early repayment of certain SBA guaranteed debentures in the third quarter of 2010.

Net Investment Income

As a result of the $6.4 million increase in total investment income and the $1.7 million increase in expenses, net investment income increased by 85% to $10.4 million for the three months ended September 30, 2011 as compared to net investment income of $5.6 million for the three months ended September 30, 2010.

Net Increase/Decrease in Net Assets Resulting From Operations

In the three months ended September 30, 2011, we realized a gain on the sale of one non-control/non-affiliate investment of approximately $1.0 million and a loss on the conversion of debt to equity of one control investment of $3.0 million. In addition, during the three months ended September 30, 2011, we recorded net unrealized appreciation of investments totaling approximately $9.0 million, comprised of unrealized appreciation on 23 investments totaling approximately $9.7 million, unrealized depreciation on 16 investments totaling approximately $2.8 million and net unrealized appreciation reclassification adjustments related to the realized gains and losses noted above totaling $2.2 million.

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

As a result of these events, our net increase in net assets from operations was $17.5 million for the three months ended September 30, 2011 as compared to a net increase in net assets from operations of $7.2 million for the three months ended September 30, 2010.

Comparison of nine months ended September 30, 2011 and September 30, 2010

Investment Income

For the nine months ended September 30, 2011, total investment income was $45.1 million, a 76% increase from $25.6 million of total investment income for the nine months ended September 30, 2010. This increase was primarily attributable to a $19.4 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to 1) a net increase in our portfolio investments from September 30, 2010, to September 30, 2011, and 2) an increase in non-recurring fee income of approximately $0.8 million. Non-recurring fee income was approximately $2.8 million for the nine months ended September 30, 2011, as compared to approximately $2.0 million for the nine months ended September 30, 2010.

Expenses

For the nine months ended September 30, 2011, expenses increased by 44% to $16.7 million from $11.6 million for the nine months ended September 30, 2010. The increase in expenses was primarily attributable to a $1.8 million increase in interest expense, a $0.1 million increase in amortization of deferred financing fees and a $3.3 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the nine months ended September 30, 2011 than in the comparable period in 2010. The increase in amortization of deferred financing fees is associated with the early repayment of certain SBA-guaranteed debentures in the first quarter of 2011. The increase in general and administrative costs in the first nine months of 2011 was primarily related to increased salary and incentive compensation costs and increased non-cash compensation expenses driven in part by an overall growth in employees.

Net Investment Income

As a result of the $19.5 million increase in total investment income and the $5.1 million increase in expenses, net investment income for the nine months ended September 30, 2011 was $28.3 million compared to net investment income of $14.0 million during the nine months ended September 30, 2010.

Net Increase/Decrease in Net Assets Resulting From Operations

In the nine months ended September 30, 2011, we realized a gain on the sale of one control investment of approximately $12.2 million, a loss on the disposal of one control investment of $0.1 million and a loss on a debt to equity conversion of one control investment of $3.0 million. In addition, we realized gains on the repayments of two non-control/non-affiliate investments totaling approximately $0.8 million, and a gain on the sale of one non-control/non-affiliate investment of $1.0 million. During the nine months ended September 30, 2011, we recorded net unrealized appreciation of investments totaling approximately $5.0 million, comprised of 1) unrealized appreciation on 27 investments totaling approximately $18.7 million, 2) unrealized depreciation on 17 investments totaling approximately $4.8 million and 3) $8.9 million of net unrealized depreciation reclassification adjustments related to the realized gains and losses noted above.

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

As a result of these events, our net increase in net assets from operations was $44.4 million for the nine months ended September 30, 2011 as compared to a net increase in net assets from operations of $18.2 million during the nine months ended September 30, 2010.

Liquidity and Capital Resources

We believe that our current cash and cash equivalents on hand, available leverage under our line of credit and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

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

Cash Flows

For the nine months ended September 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $30.6 million. During that period, our operating activities used $94.9 million in cash, consisting primarily of new portfolio investments of $184.1 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $63.4 million. In addition, financing activities provided $125.5 million of cash, consisting primarily of proceeds from public stock offerings of $128.7 million and borrowings under SBA-guaranteed debentures payable of $31.1 million, offset by cash dividends paid in the amount of $22.8 million, repayments of SBA-guaranteed debentures of $9.5 million and financing fees paid in the amount of $1.3 million. At September 30, 2011, we had $85.4 million of cash and cash equivalents on hand.

For the nine months ended September 30, 2010, we experienced a net increase in cash and cash equivalents in the amount of $18.9 million. During that period, our operating activities used $22.2 million in cash, consisting primarily of new portfolio investments of $88.2 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $54.0 million. In addition, financing activities provided $41.1 million of cash, consisting primarily of proceeds from a public stock offering of $41.3 million and borrowings under SBA guaranteed debentures payable of $39.4 million, offset by cash dividends paid in the amount of $15.5 million, repayments of SBA guaranteed debentures of $22.3 million and financing fees paid in the amount of $1.5 million. At September 30, 2010, we had $74.1 million of cash and cash equivalents on hand.

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

As of September 30, 2011, the Fund has issued the maximum $150.0 million of SBA-guaranteed debentures and Fund II has issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time fee of 1.0% on the total commitment from the SBA, the Company also pays a one-time fee of 2.425% on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2011 was 4.83%.

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

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of i) prime rate, ii) the federal funds rate plus 0.5% or iii) the adjusted one-month LIBOR plus 2.0%. The Company pays unused commitment fees of 0.375% per annum. As of September 30, 2011, the Company did not have any borrowings outstanding under the Credit Facility.

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

Current Market Conditions

Beginning in 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the passage of the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) in February 2009. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, these conditions may reoccur in the future and could then continue for a prolonged period of time. Further, recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although we have been able to secure access to additional liquidity, including our recent public stock offering, increased leverage available through the SBIC program as a result of the Stimulus Bill and our new $50 million credit facility, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recent Developments

In October 2011, we invested $9.7 million in subordinated debt and equity of Media Storm, LLC (“Media Storm”). Media Storm plans and executes advertising purchases on behalf of television networks. Under the terms of the investment, Media Storm will pay interest on the subordinated debt at a rate of 14% per annum.

On November 1, 2011, we entered into a supplement and joinder agreement (the “Agreement”) to our Credit Facility. The Agreement increased the commitment under the Credit Facility from $50.0 million to $75.0 million.

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

The total number of investments and the percentage of our portfolio on which we asked Duff & Phelps to perform such procedures are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%

(1)	Exclusive of the fair value of new investments made during the quarter

Upon completion of the procedures, Duff & Phelps concluded that the fair value, as determined by the Board of Directors, of those investments subjected to the procedures appeared reasonable. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

Revenue Recognition

Interest and Dividend Income

Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The cessation of recognition of such interest will negatively impact the reported fair value of the investment. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan are recorded as deferred income and recognized as investment income over the term of the loan. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties and loan waiver and amendment fees, and are recorded as investment income when received.

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

To maintain our status as a RIC, this PIK interest, which is a non-cash source of income, must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

During the first half of 2011, the United States economy continued to show modest improvement; however, during much of the third quarter of 2011, the financial markets experienced significantly increased volatility and economic indicators suggested a further slowdown of the United States economy potentially leading to another recession. A prolonged slowdown in economic activity would likely have an adverse effect on a number of the industries in which some of our portfolio companies operate, and on certain of our portfolio companies as well. In addition, the recent sovereign debt crises may continue to impact the broader financial and credit markets and may continue to reduce the availability of debt and equity capital for the market as a whole and financial firms in particular.

During 2009, we experienced write-downs in our portfolio, several of which were due to declines in the operating performance of certain portfolio companies. During 2010, we experienced a $10.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments and in the first nine months of 2011, we experienced a $13.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $8.9 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses discussed above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations.”

As of September 30, 2011, the fair value of our non-accrual assets was approximately $7.3 million, which comprised approximately 1.6% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $11.0 million, or 2.4% of the total cost of our portfolio. In addition to these non-accrual assets, as of September 30, 2011, we had, on a fair value basis, approximately $11.4 million of debt investments, or 2.4% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of September 30, 2011 was approximately $13.3 million, or 2.9% of the total cost of our portfolio.

The volatile and stressed conditions of the equity and debt markets may continue for a prolonged period of time or worsen in the future. To the extent that recessionary conditions recur, the economy remains stagnate, any further downgrades to U.S. government’s sovereign credit rating occur, the European credit crisis continues, or the economy fails to return to pre-recession levels, the financial position and results of operations of certain of the middle-market companies in our portfolio could be further affected adversely, which ultimately could lead to difficulty in our portfolio companies meeting debt service requirements and lead to an increase in defaults. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2011, we were not a party to any hedging arrangements.

As of September 30, 2011, approximately 97.7%, or $407.7 million of our debt portfolio investments bore interest at fixed rates and approximately 2.3%, or $9.6 million of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.2 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates. Our credit facility bears interest at LIBOR plus 2.95%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to the Credit Facility, which provides us with a revolving credit line facility of up to $90.0 million, of which $50.0 million was available for borrowings as of September 30, 2011. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated tangible net worth, minimum interest coverage ratio, maintenance of RIC and BDC status, and minimum liquidity. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and materially adverse effect. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

On September 30, 2011, we had $224.2 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of 4.83%.

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

The recent downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to

“AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the three months ended September 30, 2011, we issued a total of 64,613 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was $1.0 million.

Issuer Purchases of Equity Securities

Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock to satisfy our Dividend Reinvestment Plan obligations during the three months ended September 30, 2011.

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

TRIANGLE CAPITAL CORPORATION

Date: November 2, 2011	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: November 2, 2011	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: November 2, 2011	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 and incorporated herein by reference).
3.3	Certificate of Domestic Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).
3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).
4.2	Dividend Reinvestment Plan of the Registrant (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).
4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.