Form 10-K
period 2011-12-31
Triangle Capital CORP
filed 2012-03-07
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 814-00733

Triangle Capital Corporation

(Exact name of registrant as specified in its charter)

Maryland	06-1798488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina	27612 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(919) 719-4770

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The New York Stock Exchange
7.00% Senior Notes Due 2019	The New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $328,666,197.

The number of shares outstanding of the registrant’s Common Stock on March 2, 2012 was 27,210,434.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K, and certain exhibits previously filed with the Securities and Exchange commission are incorporated by reference into Part IV of this Annual Report.

TRIANGLE CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

PART I

Item 1.    Business.

We are a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring 100% of the equity interests in Triangle Mezzanine Fund LLLP (“Triangle SBIC”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in our initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). On December 15, 2009, Triangle Mezzanine Fund II, LP (“Triangle SBIC II”) was organized as a limited partnership under the laws of the State of Delaware. Triangle SBIC’s Small Business Investment Company (“SBIC”) license from the United States Small Business Administration (the “SBA”) became effective on September 11, 2003 and Triangle SBIC II’s SBIC license became effective on May 26, 2010. Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to Triangle SBIC prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including Triangle SBIC and Triangle SBIC II, after the IPO. At the time of closing of the IPO, we consummated the following formation transactions (“Formation Transactions”):

•

We acquired 100% of the limited partnership interests in Triangle SBIC, which became our wholly-owned subsidiary, retained its license by the SBA to operate as an SBIC, continued to hold its existing investments and made new investments with the net proceeds of the IPO.

•	We acquired 100% of the equity interests in TML.

The IPO consisted of the sale of 4,770,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds to us of approximately $64.7 million after deducting offering costs. As a result of the IPO and the Formation Transactions described above, we and Triangle SBIC are closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act.

Our headquarters are in Raleigh, North Carolina, and our Internet address is www.tcap.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). Copies of this Annual Report and other reports are also available without charge upon written request to us.

Overview of our Business

We are a specialty finance company that provides customized financing to lower middle market companies located throughout the United States. We define lower middle market companies as those having annual revenues between $10.0 and $250.0 million. Our investment objective is to seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments. Our investment philosophy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies.

We focus on investments in companies with a history of generating revenues and positive cash flow, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 and $200.0 million and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 and $20.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.

Our investments generally range from $5.0 to $20.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments. We operate Triangle SBIC and Triangle SBIC II as SBICs and utilize the proceeds of the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2011, we had investments in 63 portfolio companies, with an aggregate cost of $498.3 million.

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

•

Focusing on Underserved Markets.    The lower middle market has traditionally been underserved. We believe that broad-based consolidation in the financial services industry coupled with operating margin and growth pressures have caused financial institutions to de-emphasize services to lower middle market companies in favor of larger corporate clients and capital market transactions. We believe these dynamics have resulted in the financing market for lower middle market companies to be underserved, providing us with greater investment opportunities.

•

Providing Customized Financing Solutions.    We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. Typically we invest in subordinated debt securities, coupled with equity interests. We believe our ability to customize financing arrangements makes us an attractive partner to lower middle market companies.

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

have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. However, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

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

We primarily invest in subordinated notes and invest in senior secured debt on a more limited basis. Subordinated notes are junior to senior secured debt. Our subordinated debt investments and senior secured debt investments generally have terms of three to seven years, do not have scheduled amortization and are due at maturity. Our subordinated debt investments generally provide for fixed interest rates between 12.0% and 17.0% per annum and our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 350 basis points to LIBOR plus 950 basis points per annum. Our subordinated debt investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment in kind (“PIK”) interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as we have to pay out such accrued interest as distributions to our stockholders, and we may have to borrow money or raise additional capital in order to meet the requirement of generally having to pay out at least 90.0% of our taxable income to continue to qualify as a Regulated Investment Company, or RIC, for U.S. federal income tax purposes. At December 31, 2011, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.0% , the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.9% and the weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 13.6%.

An SBIC may make investments in the form of straight loans (“Loans”), debt with equity features (“Debt Securities”), or equity securities. Loans and Debt Securities must be issued for a term of not less than one year (except for bridge loans in anticipation of a permanent financing in which the SBIC intends to participate, or to protect its prior investment) and must have amortization not exceeding “straight line.” The permissible interest rate on Loans is the higher of (i) 19% or (ii) 11% over the higher of the SBIC’s weighted cost of debenture leverage or the current debenture rate. For Debt Securities, the permitted rate is the higher of (i) 14% or (ii) 6% over the higher of the SBIC’s weighted cost of debenture leverage or the current debenture rate. If a financing is in default, these maximums may increase by up to 7%. SBA Regulations define an SBIC’s weighted cost of debenture leverage and describe the permitted rate when more than one SBIC participates in the financing.

Equity Investments

When we provide financing, we often acquire equity interests in the portfolio company. We generally seek to structure our equity investments as non-control investments to provide us with minority rights and event-driven or time-driven puts. We also seek to obtain registration rights in connection with these investments, which may include demand and “piggyback” registration rights, board seats and board observation rights. Our investments have in the past and may in the future contain a synthetic equity position pursuant to a formula typically setting forth royalty rights we may exercise in accordance with such formula.

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

Investment Committees

Triangle Capital Corporation has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Capital Corporation or any of its subsidiaries, other than investments made by Triangle SBIC and Triangle SBIC II. The members of the Triangle Capital Corporation investment committee are Messrs. Garland S. Tucker, III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and David F. Parker.

Triangle SBIC has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC. The members of Triangle SBIC’s investment committee are Messrs. Garland S. Tucker, III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and David F. Parker.

Triangle SBIC II has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC II. The members of Triangle SBIC II’s investment committee are Messrs. Garland S. Tucker, III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, and Cary B. Nordan. For purposes of the discussion herein, any reference to the “investment committee” refers to the investment committee of Triangle Capital Corporation, the investment committee of Triangle SBIC and the investment committee of Triangle SBIC II.

Investment Process

Our investment committee meets once a week and also meets on an as needed basis depending on transaction volume. Our investment committee has organized our investment process into five distinct stages:

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

If a transaction meets our investment criteria, we perform preliminary due diligence, taking into consideration some or all of the following factors:

•	A comprehensive financial model that we prepare based on quantitative analysis of historical financial performance, financial projections and pro forma financial ratios assuming investment;

•	Competitive landscape surrounding the potential investment;

•	Strengths and weaknesses of the potential investment’s business strategy and industry;

•	Results of a broad qualitative analysis of the company’s management team, products or services, market position, market dynamics and customers and suppliers; and

•	Potential investment structures, certain financing ratios and investment pricing terms.

If the results of our preliminary due diligence are satisfactory, the origination team prepares a Summary Transaction Memorandum, which is presented to our investment committee. If our investment committee recommends moving forward, we issue a non-binding term sheet to the potential portfolio company. Upon execution of a term sheet, we begin our formal due diligence and underwriting process as we move toward investment approval.

Due Diligence and Underwriting

Our due diligence on a prospective investment is completed by a minimum of two investment professionals, which we refer to as the underwriting team. The members of the underwriting team work together to conduct due diligence and to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance through various methods, including, among others, on-site visits with management, in-depth review of historical and projected financial data, interviews with customers and suppliers, management background checks, third-party accounting reports and review of any material contracts.

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

Valuation Process and Determination of Net Asset Value

Valuation Process

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments. We have established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. As discussed below, we have engaged an independent valuation firm to assist us in our valuation process.

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

We evaluate the investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. Additionally, we consider some or all of the following factors:

•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the size of the security held;

•	pending public offering of common stock by the issuer of the security;

•	pending reorganization activity affecting the issuer, such as merger or debt restructuring;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	financial statements and reports from portfolio company senior management and ownership;

•	the type of security, the security’s cost at the date of purchase and any contractual restrictions on the disposition of the security;

•	special reports prepared by analysts;

•	information as to any transactions or offers with respect to the security and/or sales to third parties of similar securities;

•	the issuer’s ability to make payments and the type of collateral securing the investment;

•	the current and forecasted earnings of the issuer;

•	statistical ratios compared to lending standards and to other similar securities; and

•	other pertinent factors.

In making the good faith determination of the value of debt securities, we start with the cost basis of the security, which includes any unamortized original issue discount, unamortized loan origination fees, and PIK interest, if any. We also use the risk rating system discussed above under “Investment Rating System” to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, we utilize an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.

In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including but not limited to (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) valuation of the securities based on publicly available information regarding recent sales in comparable transactions of private companies and (iii) when management believes there are comparable companies that are publicly traded, a review of these publicly traded companies and the market multiple of their equity securities.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance typically involves, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our senior management team provides such services. We believe, based on our management team’s combined experience at investment banks, commercial banks, and operating in executive-level capacities in various operating companies, we offer this assistance effectively. We generally receive fees for these services.

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

Brokerage Allocation and Other Practices

We did not pay any brokerage commissions during the years ended December 31, 2011, 2010 or 2009 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our common stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

No action will be required on the part of a registered common stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered common stockholder may elect to receive an entire dividend in cash by notifying Computershare Shareowner Services, LLC, the “Plan Administrator” and our transfer agent and registrar, in writing so that such notice is received by the Plan Administrator no later than the record date for dividends to common stockholders. The Plan Administrator will set up an account for shares acquired through the plan for each common stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a common stockholder participating in the plan, received in writing not less than 10 days prior to the record date, the Plan Administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those common stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the plan, so long as our shares are trading at or above net asset value. If our shares are trading below net asset value, we intend to purchase shares in the open market in connection with our implementation of the plan. If we use newly issued shares to implement the plan, the number of shares to be issued to a common stockholder is determined by dividing the total dollar amount of the dividend payable to such common stockholder by the market price per share of our common stock at the close of regular trading on the New York Stock Exchange, or the NYSE, on the dividend payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, at the average of their reported bid and asked prices. If we purchase shares in the open market to implement the plan, the number of shares to be issued to a common stockholder is determined by dividing the total dollar amount of the dividend payable to such common stockholder by the average price per share for all shares purchased by the Plan Administrator in the open market in connection with the dividend. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our common stockholders have been tabulated.

There will be no brokerage charges or other charges to common stockholders who participate in the plan. However, certain brokerage firms may charge brokerage charges or other charges to their customers. We will pay the Plan Administrator’s fees under the plan. If a participant elects by written notice to the Plan Administrator to have the Plan Administrator sell part or all of the shares held by the Plan Administrator in the participant’s account and remit the proceeds to the participant, the Plan Administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commissions from the proceeds.

Common stockholders who receive dividends in the form of stock generally are subject to the same federal, state and local tax consequences as are common stockholders who elect to receive their dividends in cash. A common stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the common stockholder. Any stock received in a dividend will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. common stockholder’s account.

Participants may terminate their accounts under the plan by notifying the Plan Administrator via its website at https://www.bnymellon.com/shareowner/equityaccess, by filling out the transaction request form located at the bottom of their statement and sending it to the Plan Administrator at Computershare Shareowner Services LLC, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015, or by calling the Plan Administrator at (866) 228-7201.

We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at Computershare Shareowner Services LLC, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015.

Employees

As of December 31, 2011, we employed nineteen individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.

Election to be Regulated as a Business Development Company and Regulated Investment Company

We and Triangle SBIC are closed-end, non-diversified management investment companies that have elected to be treated as BDCs under the 1940 Act. In addition, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our election to be regulated as a BDC and our election to be treated as a RIC for federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

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

As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2009, 2010 and 2011 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

In addition, we have certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass — through entities) and still satisfy the RIC tax requirement that at least 90.0% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass — through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

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

Exemptive Relief

The 1940 Act prohibits certain transactions between us, Triangle SBIC, and Triangle SBIC II, as well as our and their affiliates, without first obtaining an exemptive order from the SEC. We and Triangle SBIC initially filed a joint exemptive application with the SEC in 2007 and then received exemptive relief to our amended exemptive application in 2008. In 2010, we jointly filed with Triangle SBIC and Triangle SBIC II another amendment to the exemptive application requesting relief under various sections of the 1940 Act to permit us, as the BDC parent, Triangle SBIC, as a BDC and our SBIC subsidiary, and Triangle SBIC II, as our SBIC subsidiary, to operate effectively as one company for 1940 Act regulatory purposes. Specifically, the application requested relief for us, Triangle SBIC and Triangle SBIC II to (a) engage in certain transactions with each other, (b) invest in securities in which the other is an investor and engage in transactions with portfolio companies that would not otherwise be prohibited if we, Triangle SBIC and Triangle SBIC II were one company, (c) be subject to modified consolidated asset coverage requirements for senior securities issued by Triangle Capital Corporation, Triangle SBIC and Triangle SBIC II as SBIC subsidiaries and (d) allow Triangle SBIC and Triangle SBIC II to file reports under the Securities Exchange Act of 1934 (the “Exchange Act”) on a consolidated basis with Triangle Capital Corporation, the parent BDC. On October 22, 2010, the SEC issued an exemptive relief order approving our requests.

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

Both we and Triangle SBIC have elected to be regulated as BDCs under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

(b) is not an investment company (other than an SBIC wholly-owned by the BDC) or a company that would be an investment company but for exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and

(c) satisfies any of the following:

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests (as defined below in “Material U.S. Federal Income Tax Considerations-Taxation as a RIC”) in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Small Business Administration Regulations

Triangle SBIC and Triangle SBIC II are licensed by the Small Business Administration, or SBA, to operate as Small Business Investment Companies, or SBICs, under Section 301(c) of the Small Business Investment Act of 1958. Triangle SBIC’s SBIC license became effective on September 11, 2003 and Triangle SBIC II’s SBIC license became effective on May 26, 2010.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Triangle SBIC and Triangle SBIC II have typically invested in senior and subordinated debt, acquired warrants and/or made equity investments in qualifying small businesses.

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18.0 million and have average annual net income after federal income taxes not exceeding $6.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote between 20.0% and 25.0% of its investment activity to “smaller” concerns as defined by the SBA. The exact percentage depends upon, among other factors, the date that the SBIC was licensed, when it obtained leverage commitments, the amount of leverage drawn and when financings occur. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to two times (and in certain cases, up to three times) the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, do not require any principal payments prior to maturity, and, historically, were subject to certain prepayment penalties. Those prepayment penalties no longer apply as of September 2006. As of December 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million and $225.0 million for a group of SBICs under common control. As of December 31, 2011, Triangle SBIC has issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II has issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2011 was 4.83%. As of December 31, 2011, all SBA debentures have been pooled.

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

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA. Triangle SBIC and Triangle SBIC II were audited by the SBA during 2011, and no findings were disclosed as a result of the audit.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or to investors with respect to an investment in shares of our common stock. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of our discussion, a “U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;

•

a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•

a trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.

For purposes of our discussion, a “Non-U.S. stockholder” means a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes).

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner in a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

We have qualified and elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2007. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Taxation as a RIC

Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	elect to be treated as a RIC;

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

In order to meet the 90% Income Test, we have established several special purpose corporations (any such corporation, a “Taxable Subsidiary”) and may, in the future establish additional Taxable Subsidiaries to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

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

Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test, such as cancellation of indebtedness income in connection with the work-out of a leveraged investment (which, while not free from doubt, may be treated as non-qualifying income) or the receipt of other non-qualifying income.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes, and therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Qualifying Assets” and “Regulation of Business Development Companies — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “— Failure To Obtain RIC Tax Treatment.”

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income

Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

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

Failure to Obtain RIC Tax Treatment

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. stockholders, at a maximum rate applicable to qualified dividend income of 15% through 2012). Subject to certain limitations under the Code, corporate recipients would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to meet the RIC requirements for more than two consecutive years and then, seek to re-qualify as a RIC, we would be subject to corporate-level taxation on any built-in gain recognized during the succeeding 10-year period unless we made a special election to recognize all such built-in gain upon our re-qualification as a RIC and to pay the corporate-level tax on such built-in gain.

Taxation of U.S. Stockholders

Whether an investment in shares of our common stock is appropriate for a U.S. stockholder will depend upon that person’s particular circumstances. An investment in shares of our common stock by a U.S. stockholder may have adverse tax consequences. The following summary generally describes certain U.S. federal income tax consequences of an investment in shares of our common stock by taxable U.S. stockholders and not by U.S. stockholders that are generally exempt from U.S. federal income taxation. U.S. stockholders should consult their own tax advisors before making an investment in our common stock.

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gain. Distributions of our “investment company taxable income” (which is, generally, our ordinary income excluding net capital gain) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for taxation at rates applicable to “qualifying dividends” (at a maximum tax rate of 15% through 2012)

provided that we properly report such distribution as “qualified dividend income” in a written statement furnished to our stockholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential rates applicable to qualified dividend income. Distributions of our net capital gain (which is generally our net long-term capital gain in excess of net short-term capital loss) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gain (at a maximum rate of 15% through 2012 in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gain to such U.S. stockholder.

Although we currently intend to distribute any long-term capital gain at least annually, we may in the future decide to retain some or all of our long-term capital gain, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gain at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

We could be subject to the alternative minimum tax, or the AMT, but any items that are treated differently for AMT purposes must be apportioned between us and our stockholders and this may affect U.S. stockholders’ AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued, such items will generally be apportioned in the same proportion that distributions paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless a different method for a particular item is warranted under the circumstances.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution, and the investor will be subject to tax on the distribution even though it represents a return of his, her or its investment.

A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. The ability to otherwise deduct capital loss may be subject to other limitations under the Code.

In general, non-corporate U.S. stockholders, including individuals, trusts and estates, are subject to U.S. federal income tax (at a maximum rate of 15% through 2012) on their net capital gain, or the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital loss for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital loss for a year, but may carry back such losses for three years or carry forward such losses for five years.

For taxable years beginning after December 31, 2012, certain U.S. stockholders who are individuals, estates or trusts generally will be subject to a 3.8% Medicare tax on, among other things, dividends on, and capital gain from the sale or other disposition of, shares of our common stock.

A “publicly offered” RIC is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional dividend to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible only to individuals to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for AMT purposes. While we anticipate that we will constitute a publicly offered RIC after our first tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a written statement detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the current 15% maximum rate). Distributions paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualifying dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We may be required to withhold U.S. federal income tax, or backup withholding (at a rate of 28% through 2012), from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

For taxable years beginning after December 31, 2013, if certain disclosure requirements related to U.S. accounts or ownership are not satisfied, a U.S. federal withholding tax at a 30% rate will be imposed on dividends received by U.S. stockholders that own their stock through foreign accounts or foreign intermediaries. In addition, for taxable years beginning after December 31, 2014, if certain disclosure requirements related to U.S. accounts or ownership are not satisfied, a U.S. federal withholding tax at a 30% rate will be imposed on proceeds of sale in respect of our stock received by U.S. stockholders that own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Under U.S. Treasury regulations, if a stockholder recognizes a loss with respect to shares of our stock of $2 million or more for an individual, S corporation, trust, or a partnership with at least one non-corporate partner or $10 million or more for a stockholder that is either a corporation or a partnership with only corporate partners in any single taxable year (or a greater loss over a combination of years), the stockholder must file with the IRS a disclosure statement on IRS Form 8886 (or successor form). Direct stockholders of portfolio securities in many cases are exempted from this reporting requirement, but under current guidance, stockholders of a RIC are not exempted. Future guidance may extend the current exception from this reporting requirement to stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. Stockholders should consult their own tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

Distributions of our “investment company taxable income” to Non-U.S. stockholders that are not “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder, will generally be subject to withholding of U.S. federal income tax at a rate of 30% (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits, unless an applicable exception applies. For taxable years beginning before 2012, however, we generally will not be required to withhold any amounts with respect to distributions of (i) U.S.-source interest income that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, and (ii) net short-term capital gains in excess of net long-term capital losses that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, in each case only to the extent that such distributions are properly reported by us as “interest-related dividends” or “short-term capital gain dividends,” as the case may be, and certain other requirements are met.

Actual or deemed distributions of our net capital gain to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, that are not effectively connected with a U.S. trade or business carried on by the Non-U.S. stockholder, will generally not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the Non-U.S. stockholder is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements. However, withholding of U.S. federal income tax at a rate of 30% on capital gain of nonresident alien individuals who are physically present in the United States for more than the 182 day period only applies in exceptional cases because any individual present in the United States for more than 182 days during the taxable year is generally treated as a resident for U.S. income tax purposes; in that case, he or she would be subject to U.S. income tax on his or her worldwide income at the graduated rates applicable to U.S. citizens, rather than the 30% U.S. federal withholding tax.

If we distribute our net capital gain in the form of deemed rather than actual distributions (which we may do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gain deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

Distributions of our “investment company taxable income” and net capital gain (including deemed distributions) to Non-U.S. stockholders, and gain realized by Non-U.S. stockholders upon the sale of our common stock that is “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder (or if an income tax treaty applies, attributable to a “permanent establishment” in the United States), will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. Corporate Non-U.S. stockholders may also be subject to an additional branch profits tax at a rate of 30% imposed by the Code (or lower rate provided by an applicable treaty). In the case of a non-corporate Non-U.S. stockholder, we may be required to withhold U.S. federal income tax from distributions that are otherwise exempt from withholding tax (or taxable at a reduced rate) unless the Non-U.S. stockholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.

The tax consequences to a Non-U.S. stockholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Non-U.S. stockholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in our shares.

A Non-U.S. stockholder who is a nonresident alien individual may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

For taxable years beginning after December 31, 2013, if certain disclosure requirements related to U.S. accounts or ownership are not satisfied, a U.S. federal withholding tax at a 30% rate will be imposed on dividends received by certain Non-U.S. stockholders. In addition, for taxable years beginning after December 31, 2014, if certain disclosure requirements related to U.S. accounts or ownership are not satisfied, a U.S. federal withholding tax at a 30% rate will be imposed on proceeds of sale in respect of shares of our common stock received by certain Non-U.S. stockholders. If payment of withholding taxes is required, Non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Sunset of Reduced Tax Rate Provisions

Certain tax laws providing for certain reduced tax rates described herein are subject to sunset provisions. The sunset provisions generally provide that for taxable years beginning after December 31, 2012, certain provisions that are currently in the Code will revert back to a prior version of those provisions. Such provisions include those related to the reduced maximum income tax rates generally applicable to ordinary income, long-term capital gain and qualified dividend income recognized by certain non-corporate taxpayers and certain other tax rate provisions described herein. The impact of this reversion is not discussed herein. Consequently, prospective stockholders should consult their own tax advisors regarding the effect of these sunset provisions on an investment in our common stock.

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process any by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.

State and Local Tax Treatment

The state and local treatment may differ from federal income tax treatment.

The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.

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

We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” which every director, officer and employee is expected to observe. Our Code of Business Conduct and Ethics is publicly available on our website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm and is referenced in this Annual Report as Exhibit 14.1.

Item 1A.	Risk Factors.

As indicated above in this Annual Report under “Forward-Looking Statements,” those statements in this Annual Report that are not historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Our financial condition and results of operations will depend on our ability to manage and deploy capital effectively.

Our ability to continue to achieve our investment objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on our management team’s ability to continue to identify, evaluate, invest in, and monitor companies that meet our investment criteria. We cannot assure you that we will continue to achieve our investment objectives.

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

Even if we are able to grow and build upon our investment operations in a manner commensurate with the increased capital available to us as a result of recent offerings of our securities, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report, it could negatively impact our ability to pay distributions and cause you to lose part or all of your investment.

Recent market conditions have impacted debt and equity capital markets in the United States, and we do not know if these conditions will improve in the near future.

Beginning in the third quarter of 2007, global credit and other financial markets began to suffer substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Further, recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price.

Nonetheless, since March 2009, there have been signs that the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and many public market indices have experienced positive total returns. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement since the second quarter of 2009. However, while financial conditions have improved, domestic unemployment rates remain high, and economic activity remains subdued. In addition, there are early signs that many businesses and industries are experiencing inflationary pressures, both internationally and domestically. These conditions could increase our funding costs, limit our access to the capital markets, decrease our ability to borrow under our line of credit or result in a decision by other lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.

Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Typically there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from management, a nationally recognized independent advisor (on a rotational basis) and our audit committee.

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

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our Board of Directors in accordance with our valuation policy. As a result, volatility in the capital markets may adversely affect our valuations and our net asset value, even if we intend to hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a business development company, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 200% of total indebtedness immediately after each time we incur indebtedness exclusive of the SBA debentures pursuant to our SEC exemptive relief. Shrinking portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our net asset value is reduced for purposes of the 200% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a business development company and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past had and may in the future have a negative effect on the valuations of our investments, and on the potential for liquidity events involving our investments. The debt capital that will be available to us in the future, if at all, is likely to have a higher cost and less favorable terms and conditions. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital will require us to reduce the volume of loans we originate and could have a material adverse impact on our business, financial condition or results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

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

We expect that members of our management team will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management and investment team fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our management and investment team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

On May 9, 2011, we entered into a credit agreement providing for a revolving line of credit, which we refer to as the Credit Facility. Committed funding under the Credit Facility was $75.0 million as of December 31, 2011. The Facility has an accordion feature which allows for an increase in the total loan size up to $90.0 million. However, if we are unable to meet the terms of the accordion feature, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit. The Credit Facility matures on May 8, 2014, with two one-year extension options bringing the total potential commitment and funding period to five years from the time we closed on the Credit Facility. If the facility is not renewed or extended, all principal and interest will be due and payable.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities.    Currently we, through our SBIC subsidiaries, issue debt securities guaranteed by the SBA. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions (including borrowings under our line of credit), which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

Additional Common Stock.    Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 13, 2011, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 12, 2012 or the date of our 2012 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

In addition to regulatory limitations on our ability to raise capital, our line of credit contains various covenants, which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our loans. We are party to the Credit Facility, which provides us with a revolving credit line facility of up to $90.0 million, of which $75.0 million was available for borrowings as of December 31, 2011. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated tangible net worth, minimum interest coverage ratio, maintenance of RIC and BDC status, and minimum liquidity. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and materially adverse effect. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Reform Act became effective on July 21, 2010, however many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Reform Act or its implementing regulations will have on our business, results of operations or financial condition.

Our SBIC subsidiaries are licensed by the SBA, and therefore subject to SBA regulations.

Our SBIC subsidiaries are licensed to act as SBICs and are regulated by the SBA. Pursuant to SBA regulations, an SBIC can provide financing in the form of debt, debt with equity features and/or equity to “eligible” small businesses. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. See “Item 1. Business — Small Business Administration Regulations” for more discussion on these limitations. Compliance with SBA requirements may cause our SBIC subsidiaries, and us, as their parent, to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If our SBIC subsidiaries fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBIC subsidiaries’ use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBIC subsidiaries from making new investments. In addition, the SBA can remove the general partners of our SBIC subsidiaries and have a receiver appointed, or revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958, as amended, or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are wholly-owned.

SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2011, Triangle SBIC had issued $150.0 million in face amount of SBA-guaranteed debentures. As of December 31, 2011, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. During times that we reach this maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, our stockholders experience increased risks associated with investing in our securities. We currently borrow under our Credit Facility and have issued senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Our SBIC subsidiaries issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders. In addition, our Credit Facility contains financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. We may also borrow from banks and other lenders or issue additional senior securities including preferred stock and debt securities in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

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

On December 31, 2011, we had $15.0 million of outstanding borrowings under our Credit Facility and $224.2 million of outstanding indebtedness guaranteed by the SBA, which had a weighted average annualized interest cost of 4.83%. As of December 31, 2011, all SBA debentures have been pooled.

Our ability to achieve our investment objective may depend in part on our ability to achieve additional leverage on favorable terms by issuing additional senior securities or debentures guaranteed by the SBA, by borrowing from banks or insurance companies or by expanding our line of credit, and there can be no assurance that such additional leverage can in fact be achieved.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

Our Board of Directors has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from any future offerings and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those contemplated at the time of the offering.

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

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, our SBIC subsidiaries’ compliance with applicable SBIC regulations and such other factors as our Board of Directors may deem relevant from time to time. In addition, our line of credit may restrict the amount of distributions we are permitted to make. We cannot assure you that we will pay distributions to our stockholders in the future.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”

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

Pursuant to SBA regulations, an SBIC with outstanding debenture leverage may only distribute cumulative realized profits (less unrealized losses on investments). It may not return more than 2% of its outstanding capital in any fiscal year without SBA prior approval. Historically, SBA has permitted payment in excess of 2% only pursuant to an approved wind up plan filed by the SBIC pursuant to which SBA determines that repayment of outstanding debentures is adequately assured.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a regulated investment company, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.

In order to satisfy the requirements applicable to a RIC and to avoid payment of U.S. federal excise tax, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we became a RIC, some or all of which we may retain, pay applicable U.S. federal income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional securities and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 13, 2011, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 12, 2012 or the date of our 2012 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.

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

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Among other requirements, under Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder, our management is required to report on our internal controls over financial reporting. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose significant changes in our internal controls over financial reporting. We have and expect to continue to incur significant expenses related to compliance with the Sarbanes-Oxley Act, which will negatively impact our financial performance and our ability to make distributions. In addition, this process results in a diversion of management’s time and attention. Since we have a limited operating history as a company subject to the Sarbanes-Oxley Act, we cannot assure you that our internal controls over financial reporting will continue to be effective. In the event that we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The Credit Facility with a potential member of the underwriting syndicate may not be as favorable to us as if it had been negotiated with an unaffiliated third-party.

We entered into the Credit Facility on May 9, 2011 with a lender that has acted and may in the future act as a member of the underwriting syndicate in the future for securities issued pursuant to our universal shelf registration statement. Consequently the terms may not be as favorable to us as if they had been negotiated with an unrelated third-party.

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

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

We invest primarily in senior secured debt and subordinated notes as well as equity issued by lower middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, the debt in which we invest. By their terms, such instruments may entitle the holders to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such holders, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

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

Beginning in the third quarter of 2007, global credit and other financial markets began to suffer substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

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

Many of our current and/or future portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, during such slowdowns or recessions, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease. Adverse economic conditions may also decrease the value of any collateral securing some of our debt investments and the value of our equity investments. A prolonged economic slowdown or recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in investment income, net investment income, assets, and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investment originations and harm our operating results.

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

Generally, little, if any, public information is available about such companies. Therefore, we must rely on our employees’ diligence to obtain the information needed, such as the financial information of these companies, to make well-informed investment decisions. If we do not uncover material information about these companies, we may not make a fully informed investment decision, which could, in turn cause us to lose money on our investments.

Potential writedowns or losses with respect to portfolio investments existing and to be made in the future could adversely affect our results of operations, cash flows, dividend level, net asset value and stock price.

As of December 31, 2011, the fair value of our non-accrual assets was approximately $7.6 million, which comprised approximately 1.5% of the total fair value of our portfolio. The fair value of these non-accrual assets was less than cost as of December 31, 2011. In addition, as of December 31, 2011, we had, on a fair value basis, approximately $29.5 million of debt investments, or 5.8% of the total fair value of our portfolio, which were current with respect to scheduled interest and principal payments, but which were carried at less than cost. In light of current economic conditions, certain of our portfolio companies may be unable to service our debt investments on a timely basis. These conditions may also decrease the value of collateral securing some of our debt investments, as well as the value of our equity investments. As a result, the number of non-performing assets in our portfolio may increase, and the overall value of our portfolio may decrease, which could lead to financial losses in our portfolio and a decrease in our investment income, net investment income, dividends and assets.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

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

Risks Relating to Our Securities

Shares of closed-end investment companies, including business development companies, frequently trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. On June 13, 2011, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 12, 2012 or the date of our 2012 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The market price of our securities may be volatile and fluctuate significantly.

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	inability to obtain certain exemptive relief from the SEC;

•	loss of RIC status or either of our SBIC subsidiaries’ status as an SBIC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	conversion features of subscription rights, warrants or convertible debt;

•	loss of a major funding source;

•	fluctuations in interest rates;

•	the operating performance of companies comparable to us;

•	departure of our key personnel;

•	proposed, or completed, offerings of our securities, including classes other than our common stock;

•	global or national credit market changes; and

•	general economic trends and other external factors.

As illustrated by recent events in the market for subprime loans, and mortgage securities generally, the market for any security is subject to volatility. The loans and securities purchased by us and issued by us are no exception to this fundamental investment truism that prices will fluctuate, although we lack any material exposure to the subprime and mortgage markets.

We may be unable to invest a significant portion of the net proceeds raised from our offerings on acceptable terms, which would harm our financial condition and operating results.

Delays in investing the net proceeds raised in our offerings may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds from any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, it may take a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During such a period, we have and will continue to invest the net proceeds of any offering primarily in cash, cash equivalents, U.S. Government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective, and given our expense ratio and the prevailing interest rate climate, there is a possible risk of losing money on the offering proceeds of certain securities, such as debt securities during this interval. As a result, any dividends or distributions that we pay during such period may be substantially lower than the dividends or distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of any offering are invested in securities meeting our investment objective, the market price for our securities may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

In addition, the SBA limits our SBIC subsidiaries, Triangle SBIC and Triangle SBIC II, to investing idle funds in the following types of securities:

•	direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment;

•

repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of, or guaranteed by, the federal government);

•	certificates of deposit with a maturity of one year or less, issued by a federally insured institution; or

•	a deposit account in a federally insured institution that is subject to withdrawal restriction of one year or less.

Recent conditions may increase the risks associated with our business and an investment in us.

Beginning in the third quarter of 2007, the U.S. economy and financial markets began experiencing a high level of volatility, disruption and stress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy entered a recession, which was severe and prolonged. Similar conditions occurred in the financial markets and economies of numerous other countries and could worsen, both in the U.S. and globally. These conditions raised the level of many of the risks described herein and, if repeated or continued, could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. The stress in the credit market and upon banks has led other creditors to tighten credit and the terms of credit. In certain cases, senior lenders to our customers can block payments by our customers in respect of our loans to such customers. In turn, these could have adverse effects on our business, financial condition, results of operations, dividend payments, access to capital, valuation of our assets and our stock price. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future.

If, in the future, we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

On June 13, 2011, our stockholders approved our ability to sell an unlimited number of shares of our common stock at any level of discount from net asset value per share for a period of one year ending on the earlier of June 12, 2012 or the date of our 2012 annual meeting of stockholders. If we issue or sell shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such sales may adversely affect the price at which our common stock trades.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

As of December 31, 2011, we had 22,774,726 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors. Specifically, our Board of Directors may adopt resolutions to classify our Board of Directors so that stockholders do not elect every director on an annual basis. Also, our charter provides that a director may be removed only for cause by the vote of at least two-thirds of the votes entitled to be cast for the election of directors generally. In addition, our bylaws provide that, subject to the satisfaction of certain procedural and informational requirements by the stockholders requesting the meeting, a special meeting of stockholders will be called by our secretary to act upon any matter that may properly be considered at a meeting of stockholders only upon the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast on such matter at the meeting.

In addition, subject to the provisions of the 1940 Act, our charter permits our Board of Directors, without stockholder action, to authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Subject to compliance with the 1940 Act, our Board of Directors may, without stockholder action, amend our charter from time to time to increase or decrease the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock.

The trading market or market value of our publicly issued debt securities may be volatile.

Our publicly issued debt securities may or may not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt securities will ever develop or be maintained if developed.

In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

There also may be a limited number of buyers for our debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings, if any, are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed herein about the market value of, or trading market for, the publicly issued debt securities.

Terms relating to redemption may materially adversely affect the return on our debt securities.

If our debt securities are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

There is a risk that investors in our common stock may not receive dividends or that our dividends may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments.

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Policy” for further discussion of distributions.

The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Future offerings of additional debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock subject to the restrictions of the 1940 Act. Upon a liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us. In addition, proceeds from a sale of common stock will likely be used to increase our total assets or to pay down our borrowings, among other uses. This would increase our asset coverage ratio and permit us to incur additional leverage under rules pertaining to BDCs by increasing our borrowings or issuing senior securities such as preferred stock or additional debt securities.

Terrorist attacks, acts of war or national disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

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

Item 3.	Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 4.	Mine Safety Disclosures.

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

	High	Low
First Quarter of 2010	14.53	11.45
Second Quarter of 2010	16.38	12.16
Third Quarter of 2010	16.81	14.06
Fourth Quarter of 2010	20.97	15.90
First Quarter of 2011	20.93	16.23
Second Quarter of 2011	19.27	17.37
Third Quarter of 2011	19.14	14.75
Fourth Quarter of 2011	19.37	13.62

As of March 2, 2012, there were approximately 56 holders of record of the common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions Declared

We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.

The following table summarizes our distributions declared during the years ended December 31, 2010 and 2011:

Date Declared	Record Date	Payment Date	Amount
March 11, 2010	March 25, 2010	April 8, 2010	0.41
June 1, 2010	June 15, 2010	June 29, 2010	0.41
August 25, 2010	September 8, 2010	September 22, 2010	0.41
December 1, 2010	December 15, 2010	December 29, 2010	0.42
February 23, 2011	March 16, 2011	March 30, 2011	0.42
May 31, 2011	June 15, 2011	June 29, 2011	0.44
August 31, 2011	September 14, 2011	September 28, 2011	0.44
November 2, 2011	December 14, 2011	December 28, 2011	0.47

In addition, during 2011 we designated approximately $1.4 million, or $0.06 per share, of our net long-term capital gains as a “deemed distribution” to stockholders of record as of December 31, 2011. We paid U.S. federal income taxes of approximately $0.5 million related to this deemed distribution. See “Distribution Policy” for further discussion of deemed distributions.

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

The table below shows the detail of our distributions for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010
	Amount	% of Total	Amount	% of Total
Ordinary income	$1.77	100.0%	$1.61	97.6%
Capital gains	—	—	0.04	2.4

Total reported on tax Form 1099-DIV	$1.77	100.0%	$1.65	100.0%

Ordinary income is reported on IRS Form 1099-DIV as either qualified or non-qualified and capital gain distributions are reported on IRS Form 1099-DIV in various subcategories which have differing tax treatments to stockholders. Those subcategories are not presented herein.

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

We have adopted a dividend reinvestment plan, or DRIP, that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our common stockholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

No action will be required on the part of a registered common stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying Computershare, the “Plan Administrator” (our transfer agent and registrar), in writing so that such notice is received by the Plan Administrator no later than the record date for dividends to stockholders. The Plan Administrator will set up an account for shares acquired through the DRIP for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the DRIP, received in writing not less than three days prior to the record date, the Plan Administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

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

There are no brokerage charges or other charges to stockholders for participating in the DRIP. However, certain brokerage firms may charge brokerage charges or other charges to their customers. We pay the Plan Administrator’s fees under the DRIP. If a participant elects by written notice to the Plan Administrator to have the Plan Administrator sell part or all of the shares held by the Plan Administrator in the participant’s account and remit the proceeds to the participant, the Plan Administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from such participant’s proceeds.

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

Participants may terminate their accounts under the DRIP by notifying the Plan Administrator via its website at https://www.bnymellon.com/shareowner/equityaccess, by filling out the transaction request form located at the bottom of their statement and sending it to the Plan Administrator at Computershare Shareowner Services LLC, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015, or by calling the Plan Administrator at (866) 228-7201.

We may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the DRIP should be directed to the Plan Administrator by mail at Computershare Shareowner Services LLC, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015.

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

The following table provides information regarding the number of shares of restricted stock authorized and available under the Amended and Restated Plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	387,485	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	387,485

(1)	The Amended and Restated Plan is the only equity compensation plan currently utilized by the Company.

(2)	The Amended and Restated Plan has an aggregate of 900,000 shares of common stock reserved for issuance.

Sales of Unregistered Securities

During the year ended December 31, 2011, we issued a total of 241,630 shares of our common stock under our DRIP pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the DRIP was approximately $4.2 million.

Issuer Purchases of Equity Securities

Pursuant to Section 23(c)(1) of the 1940 Act, we intend to purchase our common stock in the open market in order to satisfy our DRIP obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock during the three months ended December 31, 2011.

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index for the five years ended December 31, 2011. This comparison assumes $100.00 was invested at the closing price of our common stock on February 15, 2007 (the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering) in our common stock and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)

among Triangle Capital Corporation, the Triangle Capital Corporation

Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index

	2/15/07	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
Triangle Capital Corporation	100.00	91.00	95.43	93.44	89.40	85.94	84.29	90.74	83.45
NASDAQ Composite Index	100.00	97.90	106.06	110.45	107.87	92.54	93.09	83.25	64.09
NYSE Composite Index	100.00	100.46	107.83	110.15	107.40	97.60	96.78	84.70	65.24
Triangle Capital Corporation Peer Group Index(2)	100.00	95.40	92.52	93.07	74.99	76.55	55.04	57.62	13.33

	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
Triangle Capital Corporation	65.96	93.79	109.91	115.08	137.47	143.29	165.13	200.61
NASDAQ Composite Index	62.16	74.76	86.68	93.10	98.38	86.95	97.89	109.67
NYSE Composite Index	56.87	68.02	80.07	83.69	87.22	76.27	86.32	94.90
Triangle Capital Corporation Peer Group Index(2)	10.22	19.07	21.63	19.93	28.18	26.59	30.95	37.60

	3/31/11	6/30/11	9/30/11	12/31/11
Triangle Capital Corporation	195.17	204.30	172.88	222.71
NASDAQ Composite Index	115.19	114.95	99.89	108.07
NYSE Composite Index	100.67	100.30	82.38	91.25
Triangle Capital Corporation Peer Group Index(2)	45.21	44.46	32.72	34.07

(1)	From February 15, 2007, the date our common stock began to trade on the Nasdaq Global Market in connection with our initial public offering to December 31, 2011.

(2)	The Triangle Capital Corporation Peer Group consists of the following internally-managed closed-end investment companies that have elected to be regulated as BDCs under the 1940 Act: American Capital Ltd., Fifth Street Finance Corp., Harris & Harris Group, Inc., Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, Main Street Capital Corporation and MCG Capital Corporation.

Item 6.	Selected Financial Data.

As discussed further in Note 1 to our financial statements included in Item 8 of this Annual Report on Form 10-K, on February 21, 2007, concurrent with the closing of our initial public offering (the “IPO”), we acquired Triangle SBIC and TML (Triangle SBIC’s General Partner) in exchange for shares of our common stock. These acquisitions constituted an exchange of shares between entities under common control. In accordance with the guidance on exchanges of shares between entities under common control contained in FASB Accounting Standards Codification Topic 805, Business Combinations, the selected historical financial and other data below for the year ended December 31, 2007 are presented as if the acquisition had occurred as of January 1, 2007. The selected financial data at and for the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands, except per share data)
Income statement data:
Investment income:
Total interest, fee and dividend income	$10,912	$21,056	$27,149	$35,641	$63,002
Interest income from cash and cash equivalent investments	1,824	303	613	344	362

Total investment income	12,736	21,359	27,762	35,985	63,364
Expenses:
Interest expense	2,073	4,228	6,900	7,350	10,114
Amortization of deferred financing fees	113	255	364	797	946
Management fees	233	—	—	—	—
General and administrative expenses	3,894	6,254	6,449	7,689	11,966

Total expenses	6,313	10,737	13,713	15,836	23,026

Net investment income	6,423	10,622	14,049	20,149	40,338

Net realized gains (losses):
Net realized gain (loss) on investments — Non- Control/Non-Affiliate	(760)	(1,393)	448	(1,623)	1,895
Net realized gain (loss) on investments — Affiliate	141	—	—	(3,856)	—
Net realized gain on investments — Control	—	2,829	—	—	9,079

Total net realized gains (losses)	(619)	1,436	448	(5,479)	10,974
Net unrealized appreciation (depreciation) of investments	3,061	(4,286)	(10,310)	10,941	6,367

Total net gain (loss) on investments	2,442	(2,850)	(9,862)	5,462	17,341
Provision for income taxes	(52)	(133)	(150)	(220)	(908)

Net increase in net assets resulting from operations	$8,813	$7,639	$4,037	$25,391	$56,771

Net investment income per share — basic and diluted	$0.95	$1.54	$1.63	$1.58	$2.06
Net increase in net assets resulting from operations per share — basic and diluted	$1.31	$1.11	$0.47	$1.99	$2.90
Net asset value per common share	$13.74	$13.22	$11.03	$12.09	$14.68
Dividends declared per common share	$0.98	$1.44	$1.62	$1.61	$1.77
Capital gains distributions declared per common share	$—	$—	$0.05	$0.04	$—

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$113,037	$182,105	$201,318	$325,991	$507,079
Cash and cash equivalents	21,788	27,193	55,200	54,820	66,868
Interest and fees receivable	305	680	677	868	1,884
Prepaid expenses and other current assets	47	95	287	119	623
Property and equipment, net	34	48	29	47	58
Deferred financing fees	999	3,546	3,540	6,200	6,683

Total assets	$136,210	$213,667	$261,051	$388,045	$583,195

Liabilities and partners’ capital:
Accounts payable and accrued liabilities	$1,144	$1,609	$2,222	$2,269	$4,117
Interest payable	699	1,882	2,334	2,388	3,522
Distribution / dividends payable	2,041	2,767	4,775	—	—
Income taxes payable	52	30	59	198	1,403
Deferred revenue	31	—	75	37	—
Deferred income taxes	1,760	844	577	209	629
Credit facility	—	—	—	—	15,000
SBA-guaranteed debentures payable	37,010	115,110	121,910	202,465	224,237

Total liabilities	42,737	122,242	131,952	207,566	248,908
Total partners’ capital / stockholders’ equity	93,473	91,425	129,099	180,479	334,287

Total liabilities and partners’ capital / stockholders’ equity	$136,210	$213,667	$261,051	$388,045	$583,195

Other data:
Weighted average yield on total investments(1)	12.6%	13.2%	13.5%	13.7%	13.9%
Number of portfolio companies	26	34	37	48	63
Expense ratios (as percentage of average net assets):
Operating expenses	4.4%	6.6%	6.6%	5.3%	4.4%
Interest expense and deferred financing fees	2.4	4.7	7.4	5.6	4.1

Total expenses	6.8%	11.3%	14.0%	10.9%	8.5%

(1)	Excludes non-accrual debt investments

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

Overview of our Business

We are a Maryland corporation which has elected to be treated and operates as an internally managed business development company, or BDC, under the Investment Company Act of 1940, or 1940 Act. Our wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP, or Triangle SBIC, and Triangle Mezzanine Fund II LP, or Triangle SBIC II, are licensed as small business investment companies, or SBICs, by the United States Small Business Administration, or SBA. In addition, Triangle SBIC has also elected to be treated as a BDC under the 1940 Act. We, Triangle SBIC and Triangle SBIC II invest primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately held companies located in the United States.

Our business is to provide capital to lower middle market companies in the United States. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $200.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $20.0 million.

We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies. Our investments generally range from $5.0 million to $20.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of December 31, 2011 and 2010, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.0% and 15.1%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.9% and 13.7% as of December 31, 2011 and 2010, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 13.6% and 12.9% as of December 31, 2011 and 2010, respectively.

Triangle SBIC and Triangle SBIC II are eligible to issue debentures to the SBA, which pools these with debentures of other SBICs and sells them in the capital markets at favorable interest rates, in part as a result of the guarantee of payment from the SBA. Triangle SBIC and Triangle SBIC II invest these funds in portfolio companies. We intend to continue to operate Triangle SBIC and Triangle SBIC II as SBICs, subject to SBA approval, and to utilize the proceeds from the issuance of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.

Portfolio Composition

The total value of our investment portfolio was $507.1 million as of December 31, 2011, as compared to $326.0 million as of December 31, 2010. As of December 31, 2011, we had investments in 63 portfolio companies with an aggregate cost of $498.3 million. As of December 31, 2010, we had investments in 48 portfolio companies with an aggregate cost of $324.0 million. As of both December 31, 2011 and 2010, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2011 and December 31, 2010, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2011:
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—

	$498,342,054	100%	$507,078,575	100%

December 31, 2010:
Subordinated debt and 2nd lien notes	$242,169,361	75%	$234,049,688	72%
Senior debt and 1st lien notes	45,896,174	14	44,584,148	14
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

Investment Activity

During the year ended December 31, 2011, the Company made twenty-one new investments, including recapitalizations of existing portfolio companies, totaling $200.2 million, seven additional debt investments in existing portfolio companies of $24.3 million and five additional equity investments in existing portfolio companies totaling approximately $0.5 million. In addition, we sold three equity investments in portfolio companies for total proceeds of approximately $17.8 million, resulting in realized gains totaling approximately $13.5 million, and converted subordinated debt investments in one portfolio company to equity, resulting in a realized loss of approximately $3.0 million. We had seven portfolio company loans repaid at par totaling approximately $39.8 million, which resulted in realized gains totaling approximately $0.5 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling approximately $13.4 million in the year ended December 31, 2011.

During the year ended December 31, 2010, we made seventeen new investments, including recapitalizations in existing portfolio companies, totaling $145.9 million, additional debt investments in nine existing portfolio companies totaling $27.1 million and five additional equity investments in existing portfolio companies totaling approximately $0.6 million. In addition, we sold three equity investments in portfolio companies for total proceeds of approximately $5.4 million, resulting in realized gains totaling approximately $4.1 million, and converted subordinated debt investments in two portfolio companies to equity, resulting in realized losses totaling approximately $10.4 million. We also sold a convertible note investment in a portfolio company for proceeds of approximately $2.3 million, resulting in a realized gain of approximately $0.9 million. We had nine portfolio company loans repaid at par totaling approximately $43.0 million and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling approximately $7.9 million in the year ended December 31, 2010.

Total portfolio investment activity for the years ended December 31, 2011 and 2010 was as follows:

	Years Ended December 31,
	2011	2010
Fair value of portfolio, beginning of period	$325,990,593	$201,317,970
New investments	224,996,843	173,581,930
Proceeds from sales of investments	(17,827,252)	(5,433,709)
Loan origination fees received	(4,364,689)	(3,351,568)
Principal repayments received	(48,517,940)	(49,481,126)
Payment in kind interest earned	10,753,607	5,979,858
Payment in kind interest payments received	(4,643,113)	(3,710,551)
Accretion/writeoff of loan discounts	1,178,229	701,268
Accretion of deferred loan origination revenue	1,751,182	1,268,839
Net realized gain (loss) on investments	10,973,487	(5,454,327)
Net unrealized gain on investments	6,787,628	10,572,009

Fair value of portfolio, end of period	$507,078,575	$325,990,593

Weighted average yield on debt investments as of end of period(1)	15.0%	15.1%

Weighted average yield on total investments as of end of period(1)	13.9%	13.7%

Weighted average yield on total investments at end of period	13.6%	12.9%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2011, the fair value of our non-accrual assets was approximately $7.6 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $11.0 million, which comprised 2.2% of the total cost of our portfolio. As of December 31, 2010, the fair value of our non-accrual assets was approximately $9.6 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $17.4 million, which comprised 5.4% of the total cost of our portfolio. Our non-accrual assets as of December 31, 2011 are as follows:

Gerli and Company

In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008 and 2009, we recognized unrealized losses on our debt investment in Gerli of $1.2 million and $0.5 million, respectively. In the year ended December 31, 2010, we recognized an unrealized gain on our debt investment in

Gerli of approximately $0.7 million. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. Under the terms of the new note, interest on the note is payable only if Gerli meets certain covenants, which they were not compliant with during the year ended December 31, 2011. In the year ended December 31, 2011, we recognized total unrealized depreciation on our new debt investment in Gerli of approximately $1.1 million. As of December 31, 2011, the cost of our new debt investment in Gerli was $3.0 million and the fair value was $1.9 million.

Fire Sprinkler Systems, Inc.

In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. During each of the years ended December 31, 2008, 2009 and 2010, we recognized unrealized losses of $1.3 million, $0.3 million and $0.3 million, respectively, on our subordinated note investment in Fire Sprinkler Systems. In the year ended December 31, 2011, we recorded an additional $0.5 million unrealized loss on our debt investment. As of December 31, 2011, the cost of our debt investment in Fire Sprinkler Systems was $2.8 million and the fair value of such investment was $0.4 million.

American De-Rosa Lamparts, LLC and Hallmark Lighting

In 2008, we recognized an unrealized loss of $1.2 million on our subordinated note investment in American De-Rosa Lamparts, LLC and Hallmark Lighting, or collectively, ADL. This unrealized loss reduced the fair value of our investment in ADL to $6.9 million as of December 31, 2008. Through August 31, 2009, we continued to receive interest payments from ADL in accordance with the loan agreement. In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us. As a result, we placed our investment in ADL on non-accrual status and, under U.S. GAAP, we no longer recognize interest income on our investment in ADL for financial reporting purposes. In the year ended December 31, 2009, we recognized an additional unrealized loss on our investment in ADL of $3.2 million and in the first quarter of 2010, we recognized an unrealized gain on our investment in ADL of approximately $0.1 million. In June 2010, we converted approximately $3.0 million of our subordinated debt in ADL to equity as part of a restructuring, resulting in realized loss of approximately $3.0 million. In addition, as part of the 2010 restructuring agreement, ADL began making cash interest payments at a rate of 12% on our subordinated note beginning in January 2012. As of December 31, 2011, the cost and fair value of our investment in ADL was approximately $5.2 million.

Results of Operations

Comparison of year ended December 31, 2011 and December 31, 2010

Investment Income

For the year ended December 31, 2011, total investment income was $63.4 million, a 76% increase from $36.0 million of total investment income for the year ended December 31, 2010. This increase was primarily attributable to a $27.4 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to 1) a net increase in our portfolio investments from December 31, 2010 to December 31, 2011, and 2) an increase in non-recurring fee income of approximately $0.7 million. Non-recurring fee income was approximately $3.3 million for the year ended December 31, 2011, as compared to approximately $2.6 million for the year ended December 31, 2010. In addition, interest income from cash and cash equivalents increased by 5% from $0.3 million in 2010 to $0.4 million in 2011 due to an increase in average cash balances.

Expenses

For the year ended December 31, 2011, expenses increased by 45% to $23.0 million from $15.8 million for the year ended December 31, 2010. The increase in expenses was attributable to a $2.8 million increase in interest expense, a $0.1 million increase in amortization of deferred financing fees and a $4.3 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the year ended December 31, 2011 than in the comparable period in 2010 and the addition of our Credit Facility during 2011. The increase in amortization of deferred financing fees is primarily associated with the early repayment of certain SBA-guaranteed debentures in the first quarter of 2011. The increase in general and administrative costs in 2011 was primarily related to increased salary and incentive compensation costs and increased non-cash compensation expenses driven in part by an increase in employee headcount.

Net Investment Income

As a result of the $27.4 million increase in total investment income and the $7.2 million increase in expenses, net investment income for the year ended December 31, 2011 was $40.3 million compared to net investment income of $20.1 million during the year ended December 31, 2010.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2011, we realized a gain on the sale of one control investment of approximately $12.2 million, a loss on the disposal of one control investment of $0.1 million and a loss on the conversion of debt to equity of $3.0 million related to one control investment. In addition, we realized a gain on the repayment of a non-control/non-affiliate investment of approximately $0.5 million, and a gain on the sale of two non-control/non-affiliate investments of $1.4 million. In addition, during the year ended December 31, 2011, we recorded net unrealized appreciation of investments totaling approximately $6.4 million, comprised of 1) unrealized appreciation on 33 investments totaling approximately $25.6 million, 2) unrealized depreciation on 19 investments totaling approximately $9.6 million and 3) $9.6 million of net unrealized depreciation reclassification adjustments related to the realized gains and losses noted above.

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

As a result of these events, our net increase in net assets from operations during the year ended December 31, 2011 was $56.8 million as compared to $25.4 million for the year ended December 31, 2010.

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

Expenses

For the year ended December 31, 2010, expenses increased by 15% to $15.8 million from $13.7 million for the year ended December 31, 2009. The increase in expenses was primarily attributable to a $1.2 million increase in general and administrative expenses as a result of higher salary expenses during 2010 due to an increase in employees and non-cash compensation expenses. The increase in expenses was also attributable to a $0.4 million increase in amortization of deferred financing fees associated with the early repayment of certain SBA-guaranteed debentures in the third quarter of 2010 and a $0.4 million increase in interest expense as a result of higher average balances of SBA-guaranteed debentures outstanding during the year ended December 31, 2010 than in the same period in 2009.

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

For the year ended December 31, 2009, total net realized gains on non-control/non-affiliate investments was approximately $0.4 million, which consisted of realized gains on the sales of two investments totaling approximately $1.8 million, partially offset by realized losses on the restructuring of two other investments totaling approximately $1.3 million. In addition, in the year ended December 31, 2009, we recorded net unrealized depreciation of investments, net of income taxes, in the amount of $10.3 million, comprised primarily of 1) unrealized depreciation on 15 investments totaling approximately $17.4 million, 2) unrealized appreciation, net of tax, on 13 other investments totaling approximately $7.3 million and 3) net unrealized depreciation reclassification adjustments of approximately $0.2 million related to the realized losses on non-control/non-affiliate investments.

As a result of these events, our net increase in net assets from operations during the year ended December 31, 2010 was $25.4 million as compared to $4.0 million for the year ended December 31, 2009.

Liquidity and Capital Resources

We believe that our current cash and cash equivalents on hand, our available leverage under our line of credit and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

In the future, depending on the valuation of Triangle SBIC’s assets and Triangle SBIC II’s assets pursuant to SBA guidelines, Triangle SBIC and Triangle SBIC II may be limited by provisions of the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify as a RIC.

Cash Flows

For the year ended December 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $12.0 million. During that period, our operating activities used $118.2 million in cash, consisting primarily of new portfolio investments of $225.0 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $66.3 million. In addition, financing activities provided $130.3 million of cash, consisting primarily of proceeds from public common stock offerings of $128.6 million, borrowings under SBA-guaranteed debentures payable of $31.1 million and borrowings under our Credit Facility of $30.4 million, offset by cash dividends paid in the amount of $32.4 million, repayments of SBA-guaranteed debentures of $9.5 million, repayments of our Credit Facility of $15.4 million and financing fees paid in the amount of $1.4 million. At December 31, 2011, we had $66.9 million of cash and cash equivalents on hand.

For the year ended December 31, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $0.4 million. During that period, our operating activities used $97.5 million in cash, consisting primarily of new portfolio investments of $173.6 million, partially offset by repayments of loans received and proceeds from sales of investments of $54.9 million. In addition, financing activities provided $97.1 million of cash, consisting primarily of proceeds from a public common stock offering of $41.2 million, borrowings under SBA-guaranteed debentures payable of $102.8 million, offset by cash dividends paid in the amount of $20.9 million, repayments of SBA-guaranteed debentures of $22.3 million and financing fees paid in the amount of $3.5 million. At December 31, 2010, we had $54.8 million of cash and cash equivalents on hand.

For the year ended December 31, 2009, we experienced a net increase in cash and cash equivalents in the amount of $28.0 million. During that period, our operating activities used $13.4 million in cash, consisting primarily of new portfolio investments of $48.5 million, partially offset by repayments of loans received and proceeds from sales of investments of $21.4 million. We generated $41.4 million of cash from financing activities, consisting of proceeds from public common stock offerings of $47.3 million and proceeds from borrowings under SBA-guaranteed debentures payable of $6.8 million, offset by financing fees paid of $0.4 million and cash dividends paid of $12.3 million. At December 31, 2009, we had $55.2 million of cash and cash equivalents on hand.

Financing Transactions

Due to Triangle SBIC’s and Triangle SBIC II’s status as licensed SBICs, Triangle SBIC and Triangle SBIC II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $225.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time, without penalty.

As of December 31, 2011, Triangle SBIC has issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II has issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one–time fee of 1.0% on the total commitment from the SBA, we also pay a one–time fee of 2.425% on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2011 was 4.83%.

In May 2011, we entered into a three-year senior secured credit facility (the “Credit Facility”) with an initial commitment of $50.0 million. In November 2011, we closed an expansion of the Credit Facility from $50.0 million to $75.0 million, which included the addition of one new lender. The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities. The Credit Facility was arranged by BB&T Capital Markets and Fifth Third Bank and has an accordion feature which allows for an increase in the total loan size up to $90.0 million and also contains two one-year extension options, bringing the total potential commitment and funding period to five years from the closing date. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by Triangle Capital Corporation’s assets, excluding the assets of Triangle SBIC and Triangle SBIC II.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of i) prime rate, ii) the federal funds rate plus 0.5% or iii) the adjusted one-month LIBOR plus 2.0%. We pay unused commitment fees of 0.375% per annum, which are included with Interest and other credit facility fees on our Consolidated Statement of Operations. As of December 31, 2011, the Company had $15.0 million in borrowings outstanding under the Credit Facility with an interest rate of 5.2%.

Distributions to Stockholders

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the “Code,” and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2011, 2010 and 2009 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined by the Code. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as i) PIK interest income and ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Current Market Conditions

Beginning in 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the passage of the American Recovery and Reinvestment Act of 2009, or the Stimulus Bill, in February 2009. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, these conditions may reoccur in the future and could then continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our recent public offerings of common stock and debt securities, increased leverage available through the SBIC program as a result of the Stimulus Bill and our $75.0 million Credit Facility, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

We evaluate the investments in portfolio companies using the most recently available portfolio company financial statements and forecasts. We also consult with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues. Additionally, we consider some or all of the following factors:

•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the size of the security held;

•	pending public offering of common stock by the issuer of the security;

•	pending reorganization activity affecting the issuer, such as merger or debt restructuring;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	financial statements and reports from portfolio company senior management and ownership;

•	the type of security, the security’s cost at the date of purchase and any contractual restrictions on the disposition of the security;

•	special reports prepared by analysts;

•	information as to any transactions or offers with respect to the security and/or sales to third parties of similar securities;

•	the issuer’s ability to make payments and the type of collateral;

•	the current and forecasted earnings of the issuer;

•	statistical ratios compared to lending standards and to other similar securities; and

•	other pertinent factors.

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

In valuing equity securities of private companies, we consider valuation methodologies consistent with industry practice, including but not limited to (i) valuation using a valuation model based on original transaction multiples and the portfolio company’s recent financial performance, (ii) publicly available information regarding the valuation of the securities based on recent sales in comparable transactions of private companies and (iii) when management believes there are comparable companies that are publicly traded, a review of these publicly traded companies and the market multiple of their equity securities.

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

The total number of investments and the percentage of our portfolio that we asked Duff & Phelps to perform such procedures on are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2009	7	26%
June 30, 2009	6	20%
September 30, 2009	7	24%
December 31, 2009	8	40%
March 31, 2010	7	25%
June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%

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

We may have to include in our ICTI, interest income, including OID income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC status, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for federal income tax purposes on previously accrued interest income will be treated as a capital loss.

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized loan origination fees are recorded as interest income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when received.

Payment-in-Kind Interest (PIK)

We currently hold, and we expect to hold in the future, some loans in our portfolio that contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

To maintain our status as a RIC, PIK interest, which is a non-cash source of income, is included in our taxable income and therefore affects the amount we are required to pay to stockholders in the form of dividends, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

We may have to include in our ICTI, PIK interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount.

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02—A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, or ASU 2011-02. This standard amends previous guidance provided in Accounting Standards Codification 310-40—Receivables—Troubled Debt Restructuring by Creditors to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods that began on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a significant impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements categorized in Level 3 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We will adopt this standard effective January 1, 2012. We are evaluating the impact, if any, that our adoption of this update may have on our financial position or results of operations. However, since this accounting standards update primarily requires expanded disclosure related to Level 3 financial assets and liabilities, we do not anticipate that the implementation of this standard will have a significant impact on our process for measuring fair values, our financial position or results of operations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures About Market Risk

During 2011, the United States economy continued to show modest improvement; however, during the third quarter of 2011, the financial markets experienced increased volatility and economic indicators suggested a further slowdown of the United States and European economies potentially leading to another recession. A prolonged slowdown in economic activity would likely have an adverse effect on a number of the industries in which some of our portfolio companies operate, and on certain of our portfolio companies as well. In addition, the recent sovereign debt crises may continue to impact the broader financial and credit markets and may continue to reduce the availability of debt and equity capital for the market as a whole and financial firms in particular.

During 2009, we experienced write-downs in our portfolio, several of which were due to declines in the operating performance of certain portfolio companies. During 2010, we experienced a $10.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments and in 2011, we experienced a $16.0 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $9.6 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses discussed above in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations.”

As of December 31, 2011, the fair value of our non-accrual assets was approximately $7.6 million, which comprised approximately 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $11.0 million, or 2.2% of the total cost of our portfolio. In addition to these non-accrual assets, as of December 31, 2011, we had, on a fair value basis, approximately $29.5 million of debt investments, or 5.8% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of December 31, 2011 was approximately $35.3 million, or 7.1% of the total cost of our portfolio.

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

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2011, we were not a party to any hedging arrangements.

As of December 31, 2011, approximately 96.1%, or $436.5 million (at cost) of our debt portfolio investments bore interest at fixed rates and approximately 3.9%, or $18.0 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.4 million on an annual basis. All of our pooled SBA-guaranteed debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of i) prime rate, ii) the federal funds rate plus 0.5% or iii) the adjusted one-month LIBOR plus 2.0%.

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

Related Party Transactions

During the three years ending December 31, 2011 there were no related party transactions between Triangle Capital Corporation and any of its subsidiaries.

Contractual Obligations

As of December 31, 2011, our future fixed commitments for cash payments are as follows:

	Total	2012	2013 to 2014	2015 to 2016	2017 and Thereafter
SBA-guaranteed debentures payable	$224,237,504	$—	$—	$7,037,504	$217,200,000
Interest due on SBA-guaranteed debentures payable	87,908,121	10,651,811	21,316,221	21,345,422	34,594,667
Credit facility	15,000,000	—	15,000,000	—	—
Interest due on credit facility	5,417	5,417	—	—	—
Unused commitments to extend credit(1)	17,133,333	17,133,333	—	—	—
Operating lease payments(2)	595,899	294,531	301,368	—	—

Total	$344,880,274	$28,085,092	$36,617,589	$28,382,926	$251,794,667

(1)	We have commitments to extend credit, in the form of loans and additional equity contributions, to several of our portfolio companies which are undrawn as of December 31, 2011. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements, however we have chosen to present the amount of these unused commitments as obligations in this table.

(2)	We lease our corporate office facility under an operating lease that terminates on December 31, 2013. We believe that our existing facilities will be adequate to meet our needs at least through 2012, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments

In February 2012, our Board of Directors granted 227,631 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $4.3 million, which will be expensed on a straight-line basis over each respective award’s vesting period.

In February 2012, we filed a prospectus supplement pursuant to which 3,700,000 shares of common stock were offered for sale at a price to the public of $19.00 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 555,000 shares of our common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on February 13, 2012 resulting in net proceeds to us, after underwriting discounts and offering expenses, of approximately $77.1 million.

In February 2012, we invested $6.3 million in subordinated debt with warrants of Stella Environmental Services, LLC (“Stella”). Stella manages waste transfer station operations. Under the terms of the investment, Stella will pay interest on the subordinated debt at a rate of 15.5% per annum.

In February 2012, we filed a prospectus supplement pursuant to which $60.0 million in aggregate principal amount of 7.00% senior unsecured notes due 2019 were offered for sale to the public. The notes will mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The notes will bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. We also granted the underwriters a 30-day option to purchase up to an additional $9.0 million in aggregate principal amount of notes to cover overallotments, if any. Pursuant to this offering, the securities were sold and delivered on March 2, 2012 resulting in net proceeds to us, after underwriting discounts and offering expenses, of approximately $57.9 million.

In March 2012, we invested $12.0 million in first lien debt and equity of United Allergy Labs (“UAL”). UAL tests for and treats allergies using immunotherapy. Under the terms of the investment, UAL will pay interest on the debt at a rate of 14.0% per annum.

In March 2012, we prepaid $10.4 million in SBA guaranteed debentures that had a weighted average interest rate of 6.2%.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Quantitative and Qualitative Disclosures About Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of Part II of this Annual Report and is incorporated by reference herein.

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

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics (which we call our “Code of Business Conduct and Ethics”), which every director, officer and employee is expected to observe. The Code of Business Conduct and Ethics is publicly available on our website under “Corporate Governance” at the following URL: http://ir.tcap.com/governance.cfm and is referenced in this Annual Report as Exhibit 14.1.

We will provide any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics. To receive a copy, please provide a written request to: Triangle Capital Corporation; Attn: Chief Compliance Officer, 3700 Glenwood Avenue, Suite 530; Raleigh, North Carolina; 27612.

Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2011.

Item 11.    Executive Compensation.

The information required by this Item with respect to compensation of executive officers and directors is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                  Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2011.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2011.

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

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 and incorporated herein by reference).

3.3	Certificate of Domestic Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

Number	Exhibit

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.4	Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5	First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6	Form of 7.00% Senior Note due 2019 (Filed as Exhibit (d)(7) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

10.1†	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).

10.2†	Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).

10.3†	Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

10.4	Custodian Agreement between the Registrant and U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).

10.5	Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

10.6	Custodial Agreement between the Registrant and Branch Banking and Trust Company dated January 26, 2012. (Filed as Exhibit (j)(3) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.7	Custody Services Agreement between the Registrant and Fifth Third Institutional Services dated January 6, 2012. (Filed as Exhibit (j)(4) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.8	Stock Transfer Agency Agreement between the Registrant and The Bank of New York (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

Number	Exhibit

10.9	Office Lease Agreement between 3700 Glenwood LLC and the Registrant dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).

10.10	Credit Agreement between the Registrant, Branch Banking and Trust Company, BB&T Capital Markets and Fifth Third Bank dated May 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).

10.11	Supplement and Joinder Agreement between the Registrant, Branch Banking and Trust Company, Fifth Third Bank and Morgan Stanley Bank, N.A. dated November 1, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 2, 2011).

10.12	General Security Agreement between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).

10.13	Equity Pledge Agreement between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).

14.1	Code of Business Conduct and Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2012

TRIANGLE CAPITAL CORPORATION

By:	/s/ Garland S. Tucker, III
	Name:	Garland S. Tucker, III
	Title:	President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Garland S. Tucker, III Garland S. Tucker, III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 7, 2012

/s/ Steven C. Lilly Steven C. Lilly	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 7, 2012

/s/ C. Robert Knox, Jr. C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	March 7, 2012

/s/ Brent P. W. Burgess Brent P. W. Burgess	Chief Investment Officer and Director	March 7, 2012

/s/ W. McComb Dunwoody W. McComb Dunwoody	Director	March 7, 2012

/s/ Mark M. Gambill Mark M. Gambill	Director	March 7, 2012

/s/ Benjamin S. Goldstein Benjamin S. Goldstein	Director	March 7, 2012

/s/ Simon B. Rich, Jr. Simon B. Rich, Jr.	Director	March 7, 2012

/s/ Sherwood H. Smith, Jr. Sherwood H. Smith, Jr.	Director	March 7, 2012

Triangle Capital Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Triangle Capital Corporation

We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended December 31, 2011. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2011. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2011 and 2010 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2011 and 2010, the consolidated results of its operations, changes in net assets, and its cash flows, for each of the three years in the period in the period ended December 31, 2011, and the consolidated financial highlights for each of the five years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 7, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Triangle Capital Corporation

We have audited Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triangle Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Triangle Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended December 31, 2011. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2011 and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 7, 2012

Triangle Capital Corporation

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Investments at fair value:
Non — Control / Non — Affiliate investments (cost of $389,312,451 and $244,197,828 at December 31, 2011 and 2010, respectively)	$396,502,490	$245,392,144
Affiliate investments (cost of $97,751,264 and $60,196,084 at December 31, 2011 and 2010, respectively)	103,266,298	55,661,878
Control investments (cost of $11,278,339 and $19,647,795 at December 31, 2011 and 2010, respectively)	7,309,787	24,936,571

Total investments at fair value	507,078,575	325,990,593
Cash and cash equivalents	66,868,340	54,820,222
Interest and fees receivable	1,883,395	867,627
Prepaid expenses and other current assets	623,318	119,151
Deferred financing fees	6,682,889	6,200,254
Property and equipment, net	58,304	47,647

Total assets	$583,194,821	$388,045,494

Liabilities
Accounts payable and accrued liabilities	$4,116,822	$2,268,898
Interest payable	3,521,932	2,388,505
Taxes payable	1,402,866	197,979
Deferred revenue	—	37,500
Deferred income taxes	628,742	208,587
Borrowings under Credit Facility	15,000,000	—
SBA-guaranteed debentures payable	224,237,504	202,464,866

Total liabilities	248,907,866	207,566,335
Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 22,774,726 and 14,928,987 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	22,775	14,929
Additional paid-in-capital	318,297,269	183,602,755
Investment income in excess of distributions	6,847,486	3,365,548
Accumulated realized gains (losses) on investments	1,011,649	(8,244,376)
Net unrealized appreciation of investments	8,107,776	1,740,303

Total net assets	334,286,955	180,479,159

Total liabilities and net assets	$583,194,821	$388,045,494

Net asset value per share	$14.68	$12.09

See accompanying notes.

Triangle Capital Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
Investment income:
Loan interest, fee and dividend income:
Non — Control / Non — Affiliate investments	$42,733,900	$24,187,140	$16,489,943
Affiliate investments	8,137,269	4,140,469	4,441,399
Control investments	1,377,232	1,333,385	1,142,764

Total loan interest, fee and dividend income	52,248,401	29,660,994	22,074,106
Paid–in–kind interest income:
Non — Control / Non — Affiliate investments	8,321,758	4,449,358	3,114,325
Affiliate investments	2,274,514	1,059,069	1,539,776
Control investments	157,335	471,431	420,718

Total paid–in–kind interest income	10,753,607	5,979,858	5,074,819
Interest income from cash and cash equivalent investments	361,973	344,642	613,057

Total investment income	63,363,981	35,985,494	27,761,982

Expenses:
Interest and credit facility fees	10,114,011	7,350,012	6,900,591
Amortization of deferred financing fees	945,492	796,994	363,818
General and administrative expenses	11,965,985	7,689,015	6,448,999

Total expenses	23,025,488	15,836,021	13,713,408

Net investment income	40,338,493	20,149,473	14,048,574
Net realized gains (losses):
Net realized gain (loss) on investments — Non Control / Non — Affiliate	1,894,677	(1,623,104)	448,164
Net realized loss on investment — Affiliate	—	(3,855,769)	—
Net realized gain on investment — Control	9,078,810	—	—

Total net realized gains (losses)	10,973,487	(5,478,873)	448,164
Net unrealized appreciation (depreciation) of investments	6,367,473	10,940,689	(10,310,194)

Total net gain (loss) on investments before income taxes	17,340,960	5,461,816	(9,862,030)
Provision for taxes	(908,416)	(220,740)	(149,841)

Net increase in net assets resulting from operations	$56,771,037	$25,390,549	$4,036,703

Net investment income per share — basic and diluted	$2.06	$1.58	$1.63

Net increase in net assets resulting from operations per share —basic and diluted	$2.90	$1.99	$0.47

Dividends declared per common share	$1.77	$1.61	$1.62

Capital gains distributions declared per common share	$—	$0.04	$0.05

Weighted average number of shares outstanding — basic and diluted	19,555,268	12,763,243	8,593,143

See accompanying notes.

Triangle Capital Corporation

Statements of Changes in Net Assets

				Investment Income in Excess of (Less Than) Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation) of Investments

	Common Stock		Additional Paid In Capital				Total Net Assets
	Number of Shares	Par Value
Balance, January 1, 2009	6,917,363	$6,917	$87,836,786	$2,115,157	$356,495	$1,109,808	$91,425,163
Net investment income	—	—	—	14,048,574	—	—	14,048,574
Stock-based compensation	—	—	701,601	—	—	—	701,601
Realized gain (loss) on investments	—	—	—	—	448,164	(157,316)	290,848
Net unrealized losses on investments	—	—	—	—	—	(10,152,878)	(10,152,878)
Provision for taxes	—	—	—	(149,841)	—	—	(149,841)
Return of capital and other tax related adjustments	—	—	(29,996)	34,125	(4,129)	—	—
Dividends/distributions declared	80,569	81	999,791	(14,977,563)	(352,366)	—	(14,330,057)
Public offerings of common stock	4,569,000	4,569	47,328,113	—	—	—	47,332,682
Issuance of restricted stock	144,812	145	(145)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(6,533)	(6)	(66,894)	—	—	—	(66,900)
Forfeiture of restricted stock	(2,700)	(3)	3	—	—	—	—

Balance, December 31, 2009	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192
Net investment income	—	—	—	20,149,473	—	—	20,149,473
Stock-based compensation	—	—	1,151,576	—	—	—	1,151,576
Realized gain (loss) on investments	—	—	—	—	(5,478,873)	6,423,467	944,594
Net unrealized gains on investments	—	—	—	—	—	4,517,222	4,517,222
Provision for taxes	—	—	—	(220,740)	—	—	(220,740)
Return of capital and other tax related adjustments	—	—	(171,918)	3,385,585	(3,213,667)	—	—
Dividends/distributions declared	332,149	332	4,878,676	(21,019,222)	—	—	(16,140,214)
Public offerings of common stock	2,760,000	2,760	41,210,208	—	—	—	41,212,968
Issuance of restricted stock	152,944	153	(153)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(18,617)	(19)	(234,893)	—	—	—	(234,912)

Balance, December 31, 2010	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159
Net investment income	—	—	—	40,338,493	—	—	40,338,493
Stock-based compensation	—	—	1,909,808	—	—	—	1,909,808
Realized gain (loss) on investments	—	—	—	—	10,973,487	(9,621,107)	1,352,380
Net unrealized gains on investments	—	—	—	—	—	15,988,580	15,988,580
Provision for taxes	—	—	—	(908,416)	—	—	(908,416)
Return of capital and other tax related adjustments	—	—	584,146	638,083	(1,222,229)	—	—
Dividends/distributions declared	241,630	242	4,215,220	(36,586,222)	—	—	(32,370,760)
Taxes paid on deemed distribution of long term capital gains	—	—	—	—	(495,233)	—	(495,233)
Public offerings of common stock	7,475,000	7,475	128,628,777	—	—	—	128,636,252
Issuance of restricted stock	161,174	161	(161)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(32,065)	(32)	(643,276)	—	—	—	(643,308)

Balance, December 31, 2011	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955

See accompanying notes.

Triangle Capital Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$56,771,037	$25,390,549	$4,036,703
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(224,996,843)	(173,581,930)	(48,475,570)
Repayments received/sales of portfolio investments	66,345,192	54,914,835	21,431,698
Loan origination and other fees received	4,364,689	3,351,568	952,500
Net realized (gain) loss on investments	(10,973,487)	5,478,873	(448,164)
Net unrealized (appreciation) depreciation on investments	(6,787,628)	(10,572,009)	10,576,873
Deferred income taxes	420,155	(368,680)	(266,680)
Paid — in — kind interest accrued, net of payments received	(6,110,494)	(2,269,307)	(2,165,015)
Amortization of deferred financing fees	945,492	796,994	363,818
Accretion of loan origination and other fees	(1,751,182)	(1,268,839)	(663,506)
Accretion of loan discounts	(1,178,229)	(701,268)	(421,495)
Accretion of discount on SBA-guaranteed debentures payable	172,638	50,948	—
Depreciation expense	27,295	19,554	22,548
Stock-based compensation	1,909,808	1,151,576	701,601
Changes in operating assets and liabilities:
Interest and fees receivable	(1,015,768)	(215,212)	2,867
Prepaid expenses and other current assets	(504,167)	167,639	(191,465)
Accounts payable and accrued liabilities	1,847,924	46,721	613,268
Interest payable	1,133,427	54,553	452,191
Deferred revenue	(37,500)	(37,500)	75,000
Taxes payable	1,204,887	138,801	28,742

Net cash used in operating activities	(118,212,754)	(97,452,134)	(13,374,086)

Cash flows from investing activities:
Purchases of property and equipment	(37,952)	(38,535)	(3,194)

Net cash used in investing activities	(37,952)	(38,535)	(3,194)

Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	31,100,000	102,803,918	6,800,000
Repayments of SBA-guaranteed debentures payable	(9,500,000)	(22,300,000)	—
Borrowings under Credit Facility	30,400,000	—	—
Repayments of borrowings under Credit Facility	(15,400,000)	—	—
Financing fees paid	(1,428,127)	(3,456,756)	(358,900)
Proceeds from public stock offerings, net of expenses	128,636,252	41,212,968	47,332,682
Common stock withheld for payroll taxes upon vesting of restricted stock	(643,308)	(234,912)	(66,900)
Taxes paid on deemed distribution of long term capital gains	(495,233)	—	—
Cash dividends paid	(32,370,760)	(20,466,584)	(11,970,102)
Cash distributions paid	—	(448,164)	(352,366)

Net cash provided by financing activities	130,298,824	97,110,470	41,384,414

Net increase (decrease) in cash and cash equivalents	12,048,118	(380,199)	28,007,134
Cash and cash equivalents, beginning of year	54,820,222	55,200,421	27,193,287

Cash and cash equivalents, end of year	$66,868,340	$54,820,222	$55,200,421

Supplemental Disclosure of cash flow information:
Cash paid for interest	$8,675,796	$7,244,512	$6,448,400

Summary of non-cash financing transactions:
Dividends declared but not paid	$—	$—	$4,774,534
Dividends paid through DRIP share issuances	$4,215,462	$4,879,008	$999,872

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Non — Control / Non — Affiliate Investments:

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,127,773	$4,103,291	$4,103,291

		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857

		Common Stock-PHM (128,571 shares)		128,571	128,571

		Common Stock Warrants-AA (455 shares)		142,361	760,000

			4,140,630	4,387,080	5,004,719

Ann’s House of Nuts, Inc. (3%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,080,843	6,716,662	6,716,662

		Preferred A Units (22,368 units)		2,124,957	2,407,000

		Preferred B Units (10,380 units)		986,059	1,204,000

		Common Units (190,935 units)		150,000	—

		Common Stock Warrants (14,558 shares)		14,558	—

			7,080,843	9,992,236	10,327,662

Aramsco, Inc. (1%)	Environmental Emergency Preparedness Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,800,997	1,673,278	1,673,278

			1,800,997	1,673,278	1,673,278

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 Shares)		516,867	773,000

				516,867	773,000

BioSan Laboratories, Inc. (2%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,276,296	5,179,676	5,179,676

			5,276,296	5,179,676	5,179,676

Botanical Laboratories, Inc. (3%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, 1% PIK, Due 02/15)	10,114,528	9,580,196	9,122,000
		Common Unit Warrants (998,680 Units)		474,600	—

			10,114,528	10,054,796	9,122,000

Capital Contractors, Inc. (3%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,185,225	8,617,853	8,617,853

		Common Stock Warrants (20 shares)		492,000	398,000

			9,185,225	9,109,853	9,015,853

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Carolina Beverage Group, LLC (4%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash, 4% PIK, Due 02/16)	$13,260,895	$13,055,973	$13,055,973

		Class A Units (11,974 Units)		1,077,615	1,120,000

		Class B Units (11,974 Units)		119,735	—

			13,260,895	14,253,323	14,175,973

CRS Reprocessing, LLC (8%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,357,260	11,022,004	11,022,004

		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,016,583	10,020,937	10,020,937

		Series C Preferred Units (26 Units)		288,342	476,000

		Common Unit Warrant (550 Units)		1,253,556	4,040,000

			22,373,843	22,584,839	25,558,941

CV Holdings, LLC (5%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	9,279,054	8,845,875	8,845,875

		Subordinated Note (12% Cash, Due 09/13)	6,000,000	5,912,355	5,912,355

		Royalty rights		874,400	920,000

			15,279,054	15,632,630	15,678,230

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 03/16)	10,660,442	10,448,050	10,448,050

		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	752,083	752,083	752,083

		Royalty rights		—	—

			11,412,525	11,200,133	11,200,133

Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,162,798	4,128,357	4,128,357

		Senior Note (8.3% Cash, Due 01/14)	681,475	681,475	681,475

		Common Stock (570 shares)		285,000	367,000

			4,844,273	5,094,832	5,176,832

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,478,731	8,391,839	8,391,839

			8,478,731	8,391,839	8,391,839

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	820,000

				500,000	820,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	6,274,350	6,198,309	5,104,000

			6,274,350	6,198,309	5,104,000

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	$4,500,000	$4,411,111	$4,411,111

		Subordinated Note (14% Cash, Due 07/15)	1,000,000	865,687	865,687

		Unit Purchase Warrant (5,265 Units)		149,800	216,000

			5,500,000	5,426,598	5,492,798

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (3%)*	In-home primary care physician services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	10,654,096	10,454,979	8,868,000

		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,283,791	1,283,791	—

		Royalty rights		—	—

			11,937,887	11,738,770	8,868,000

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,878,815	9,876,796	9,876,796

		Common Stock Purchase Warrant (199,526 shares)		980,000	1,348,000

			10,878,815	10,856,796	11,224,796

Inland Pipe Rehabilitation Holding Company LLC (7%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,277,473	19,996,881	19,996,881

		Membership Interest Purchase Warrant (3.0%)		853,500	2,112,000

			20,277,473	20,850,381	22,108,881

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,001	5,130,053	5,130,053

		Common Stock Warrants (112 shares)		58,995	723,000

			5,250,001	5,189,048	5,853,053

Magpul Industries Corp. (4%)	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,042,711	13,042,711

		Preferred Units (1,470 Units)		1,470,000	1,470,000

		Common Units (30,000 Units)		30,000	30,000

			13,300,000	14,542,711	14,542,711

McKenzie Sports Products, LLC (2%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,071,841	5,966,205	5,966,205

			6,071,841	5,966,205	5,966,205

Media Storm, LLC (3%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,532,111	8,449,580	8,449,580

		Membership Units (1,216,204 Units)		1,216,204	1,216,204

			8,532,111	9,665,784	9,665,784

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Media Temple, Inc. (5%)*	Web Hosting Services	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	$8,800,000	$8,658,463	$8,658,463

		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,778,030	4,687,000

		Common Stock Purchase Warrant (28,000 Shares)		536,000	2,051,000

			12,000,000	11,972,493	15,396,463

Minco Technology Labs, LLC (2%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,272,430	5,170,334	5,170,334

		Class A Units (5,000 Units)		500,000	31,000

			5,272,430	5,670,334	5,201,334

National Investment Managers Inc. (4%)*	Retirement Plan Administrator	Subordinated Note (11% Cash, 5% PIK, Due 09/16)	11,703,034	11,450,996	11,450,996

		Preferred A Units (90,000 Units)		900,000	479,000

		Common Units (10,000 Units)		100,000	—

			11,703,034	12,450,996	11,929,996

Novolyte Technologies, Inc. (4%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 07/16)	7,264,182	7,143,362	7,143,362

		Subordinated Note (12% Cash, 4% PIK, Due 07/16)	2,334,916	2,296,081	2,296,081

		Preferred Units (641 units)		661,227	888,000
		Common Units (24,522 units)		165,306	1,744,000

			9,599,098	10,265,976	12,071,443

Pomeroy IT Solutions (3%)*	Information Technology Outsourcing Services	Subordinated Notes (13% Cash, 2% PIK, Due 02/16)	10,181,198	9,955,154	9,955,154

			10,181,198	9,955,154	9,955,154

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	8,100,993	7,580,433	7,580,433

		Common Unit Purchase Warrants		402,000	548,000

			8,100,993	7,982,433	8,128,433

Renew Life Formulas, Inc. (4%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Notes (12% Cash, 3% PIK, Due 03/15)	13,401,006	13,155,235	13,155,235

			13,401,006	13,155,235	13,155,235

Sheplers, Inc. (4%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,531,250	8,531,250

		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	3,758,021	3,683,021	3,683,021

			12,508,021	12,214,271	12,214,271

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

SRC, Inc. (3%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	$8,879,665	$8,640,013	$8,640,013

		Common Stock Purchase Warrants		123,800	—

			8,879,665	8,763,813	8,640,013

Syrgis Holdings, Inc. (1%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,444,766	2,437,942	2,437,942

		Class C Units (2,114 units)		1,000,000	1,597,000

			2,444,766	3,437,942	4,034,942

TBG Anesthesia Management, LLC (3%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	10,750,000	10,445,062	10,445,062

		Warrant (263 shares)		276,100	239,000

			10,750,000	10,721,162	10,684,062

TMR Automotive Service Supply, LLC (2%)	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	5,000,000	4,738,933	4,738,933

		Unit Purchase Warrant (329,518 units)		195,000	284,000

			5,000,000	4,933,933	5,022,933

Top Knobs USA, Inc. (3%)	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,369,002	10,209,875	10,209,875

		Common Stock (26,593 shares)		750,000	733,000

			10,369,002	10,959,875	10,942,875

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,216,500	7,072,500	7,072,500

		Series A Preferred Stock (10,000 units)		950,000	950,000

		Common Stock (55,556 units)		50,000	50,000

			7,216,500	8,072,500	8,072,500

TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 07/18)	13,362,115	13,136,232	13,136,232

		Class A Units (1,557 units)		512,124	799,000

		Class B Units (82 units)		26,954	28,000

			13,362,115	13,675,310	13,963,232

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,574,292	5,574,292

		Common Unit (1 unit)		200,000	117,000

		Common Stock Warrants (8 shares)		321,000	627,000

			5,810,588	6,095,292	6,318,292

Twin-Star International, Inc. (2%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,476,065	4,476,065

		Senior Note (4.4%, Due 04/13)	1,052,240	1,052,240	1,052,240

			5,552,240	5,528,305	5,528,305

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	$3,858,183	$3,773,066	$3,773,066

		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,858,183	3,905,866	3,773,066

Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 3% PIK, Due 11/16)	7,000,000	6,065,200	6,065,200

		Class B Preferred Units (1,020,000 units)		782,300	782,300
		Common Unit Purchase Warrants (2,224,561 units)		1,020,000	1,020,000

			7,000,000	7,867,500	7,867,500

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,816,222	12,678,077	12,678,077

			12,816,222	12,678,077	12,678,077

Subtotal Non — Control / Non — Affiliate Investments			377,095,379	389,312,451	396,502,490

Affiliate Investments:

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (10% PIK, Due 10/13)	6,056,794	5,213,450	5,213,450

		Membership Units (6,516 Units)		350,000	—

			6,056,794	5,563,450	5,213,450

AP Services, Inc. (2%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,351,545	4,258,465	4,258,465

		Class A Units (933 units)		933,333	1,181,000

		Class B Units (496 units)		—	80,000

			4,351,545	5,191,798	5,519,465

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	6,054,948	6,024,163	6,024,163

		Senior Note (12% Cash, 2% PIK, Due 07/15)	617,572	617,572	518,000

		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	786,000

		Membership Units (1,000,000 units)		8,203	346,000

		Options to Purchase Membership Units (342,407 units)		500,000	149,000

		Membership Unit Warrants (356,506 units)		—	2,000

			7,614,318	8,091,736	7,825,163

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		$200,000	$1,140,000

		Common Stock Warrant (4,000 shares)		—	33,000

				200,000	1,173,000

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (2%)*	Oil and Gas Services	Subordinated Note — Brantley Transportation (14% Cash, 5% PIK, Due 12/12)	3,947,627	3,915,231	3,915,231

		Common Unit Warrants — Brantley Transportation (4,560 common units)		33,600	401,000

		Preferred Units — Pine Street (200 units)		200,000	757,000

		Common Unit Warrants — Pine Street (2,220 units)		—	99,000

			3,947,627	4,148,831	5,172,231

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,277,116	8,133,312	8,133,312

		Class A Units (80,000 units)		800,000	1,292,000

			8,277,116	8,933,312	9,425,312

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,836,000

				1,000,000	3,836,000

Equisales, LLC (1%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	3,125,336	3,116,853	3,045,000

		Class A Units (500,000 units)		480,900	535,000

			3,125,336	3,597,753	3,580,000

Fischbein Partners, LLC (3%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (12% Cash, 2% PIK, Due 10/16)	6,756,525	6,636,697	6,636,697
		Class A Units (1,750,000 units)		417,088	3,344,000

			6,756,525	7,053,785	9,980,697

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,135,501	4,063,598	4,063,598

		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,014,963	996,975	716,000

		Preferred Units (233 units)		211,867	—

		Common B Units (3,000 units)		23,140	—

		Common A Units (1,652 units)		14,993	—

			5,150,464	5,310,573	4,779,598

Plantation Products, LLC (5%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	15,203,916	14,889,867	14,889,867
		Preferred Units (1,127 units)		1,127,000	1,221,000

		Common Units (92,000 units)		23,000	142,000

			15,203,916	16,039,867	16,252,867

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		$563,602	$393,000

				563,602	393,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,610,350	5,543,617	5,543,617

		Common Units (50 Units)		500,000	589,000

			5,610,350	6,043,617	6,132,617

Venture Technology Groups, Inc. (2%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,444,612	5,341,062	5,341,062

		Class A Units (1,000,000 Units)		1,000,000	530,000

			5,444,612	6,341,062	5,871,062

Waste Recyclers Holdings, LLC (2%)*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—

		Class B Preferred Units (985,372 Units)		3,304,218	4,310,000

		Class C Preferred Units (1,444,475 Units)		1,499,531	1,752,000

		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—

		Common Units (153,219 Units)		180,783	—

				7,984,532	6,062,000

Wythe Will Tzetzo, LLC (4%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,885,836	9,885,836

		Series A Preferred Units (74,764 units)		1,500,000	1,784,000

		Common Unit Purchase Warrants (25,065 units)		301,510	380,000

			10,357,475	11,687,346	12,049,836

Subtotal Affiliate Investments			81,896,078	97,751,264	103,266,298

Control Investments:

FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note — FCL (5.0% Cash, Due 9/16)	1,485,821	1,478,538	1,478,538

		Senior Note — FCL (8.0% Cash, 2% PIK, Due 9/16)	1,147,836	1,145,436	955,000
		Senior Note — SPV (2.5% Cash, 6% PIK, Due 9/16)	950,328	950,328	343,000

		Members Interests — SPV (299,875 Units)		—	—

			3,583,985	3,574,302	2,776,538

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,281,284	2,780,028	443,000

		Common Stock (2,978 shares)		294,624	—

			3,281,284	3,074,652	443,000

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Fischbein, LLC (1%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		$59,315	$283,816

		Class A Common Units (3,839,068 units)		453,630	1,859,433

				512,945	2,143,249

Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (8.5% Cash, Due 03/15)	3,198,299	3,000,000	1,947,000

		Class A Preferred Shares (1,211 shares)		855,000	—

		Class C Preferred Shares (744 shares)		—	—

		Class E Preferred Shares (400 shares)		161,440	—

		Common Stock (300 shares)		100,000	—

			3,198,299	4,116,440	1,947,000

Subtotal Control Investments			10,063,568	11,278,339	7,309,787

Total Investments, December 31, 2011(152%)*			$469,055,025	$498,342,054	$507,078,575

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non — income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment — in — kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2010

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Non — Control / Non — Affiliate Investments:

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (3%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,325,151	$4,287,109	$4,287,109

		Common Stock-PHM (128,571 shares)		128,571	68,500

		Common Stock Warrants-AA (455 shares)		142,361	852,000

			4,325,151	4,558,041	5,207,609

Ann’s House of Nuts, Inc. (5%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,009,722	6,603,828	6,603,828

		Preferred A Units (22,368 units)		2,124,957	2,124,957

		Preferred B Units (10,380 units)		986,059	986,059

		Common Units (190,935 units)		150,000	150,000

		Common Stock Warrants (14,558 shares)		14,558	14,558

			7,009,722	9,879,402	9,879,402

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 Shares)		516,867	528,900

				516,867	528,900

Botanical Laboratories, Inc. (5%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, Due 02/15)	10,500,000	9,843,861	9,843,861

		Common Unit Warrants (998,680)		474,600	—

			10,500,000	10,318,461	9,843,861

Capital Contractors, Inc. (5%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,001,001	8,329,001	8,329,001

		Common Stock Warrants (20 shares)		492,000	492,000

			9,001,001	8,821,001	8,821,001

Carolina Beverage Group, LLC (8%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash , 4% PIK, Due 02/16)	12,865,233	12,622,521	12,622,521

		Class A Units (11,974 Units)		1,077,615	1,077,615

		Class B Units (11,974 Units)		119,735	119,735

			12,865,233	13,819,871	13,819,871

CRS Reprocessing, LLC (8%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,129,470	10,706,406	10,706,406

		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	3,403,211	3,052,570	3,052,570

		Common Unit Warrant (340 Units)		564,454	1,043,000

			14,532,681	14,323,430	14,801,976

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2010

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

CV Holdings, LLC (6%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	$11,685,326	$11,042,011	$11,042,011

		Royalty rights		874,400	622,500

			11,685,326	11,916,411	11,664,511

Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	3,183,802	3,162,604	3,162,604

		Senior Note (8.3% Cash, Due 01/14)	835,261	835,261	835,261

		Common Stock (570 shares)		285,000	110,000

			4,019,063	4,282,865	4,107,865

Energy Hardware Holdings, LLC (0%)*	Machined Parts Distribution	Voting Units (4,833 units)		4,833	414,100

				4,833	414,100

Frozen Specialties, Inc. (4%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,060,481	7,945,904	7,945,904

			8,060,481	7,945,904	7,945,904

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	723,800

				500,000	723,800

Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (0.69% PIK, Due 08/11)	3,799,359	3,161,442	2,156,500

		Subordinated Note (6.25% Cash, 11.75% PIK, Due 08/11)	137,233	120,000	120,000

		Royalty rights		—	112,100

		Common Stock Warrants (56,559 shares)		83,414	—

			3,936,592	3,364,856	2,388,600

Great Expressions Group Holdings, LLC (3%)*	Dental Practice Management	Subordinated Note (12% Cash, 4% PIK, Due 08/15)	4,561,311	4,498,589	4,498,589

		Class A Units (225 Units)		450,000	678,400

			4,561,311	4,948,589	5,176,989

Grindmaster-Cecilware Corp. (3%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	5,995,035	5,900,500	5,900,500

			5,995,035	5,900,500	5,900,500

Hatch Chile Co., LLC (3%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	4,500,000	4,394,652	4,394,652

		Subordinated Note (14% Cash, Due 07/15)	1,000,000	837,779	837,779

		Unit Purchase Warrant (5,265 Units)		149,800	149,800

			5,500,000	5,382,231	5,382,231

Infrastructure Corporation of America, Inc. (6%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,769,120	9,566,843	9,566,843
		Common Stock Purchase Warrant (199,526 shares)		980,000	980,000

			10,769,120	10,546,843	10,546,843

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2010

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Inland Pipe Rehabilitation Holding Company LLC (10%)*	Cleaning and Repair Services	Subordinated Note (14% Cash, Due 01/14)	$8,274,920	$7,621,285	$7,621,285

		Subordinated Note (18% Cash, Due 01/14)	3,905,108	3,861,073	3,861,073

		Subordinated Note (15% Cash, Due 01/14)	306,302	306,302	306,302

		Subordinated Note (15.3% Cash, Due 01/14)	3,500,000	3,465,000	3,465,000

		Membership Interest Purchase Warrant (3.0%)		853,500	2,982,600

			15,986,330	16,107,160	18,236,260

Library Systems & Services, LLC (3%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,000	5,104,255	5,104,255

		Common Stock Warrants (112 shares)		58,995	535,000

			5,250,000	5,163,250	5,639,255

McKenzie Sports Products, LLC (3%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,010,667	5,893,359	5,893,359

			6,010,667	5,893,359	5,893,359

Media Temple, Inc. (7%)*	Web Hosting Services	Subordinated Note (12% Cash, 4% PIK, Due 04/15)	8,800,000	8,624,776	8,624,776

		Convertible Note (8% Cash, 4% PIK, Due 04/15)	3,200,000	2,668,581	2,668,581

		Common Stock Purchase Warrant (28,000 Shares)		536,000	536,000

			12,000,000	11,829,357	11,829,357

Minco Technology Labs, LLC (3%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,102,216	4,984,368	4,984,368

		Class A Units (5,000 Units)		500,000	296,800

			5,102,216	5,484,368	5,281,168

Novolyte Technologies, Inc. (5%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	7,785,733	7,686,662	7,686,662

		Preferred Units (641 units)		640,818	664,600

		Common Units (24,522 units)		160,204	370,200

			7,785,733	8,487,684	8,721,462

SRC, Inc. (5%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	9,001,000	8,697,200	8,697,200
		Common Stock Purchase Warrants		123,800	123,800

			9,001,000	8,821,000	8,821,000

Syrgis Holdings, Inc. (2%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,873,393	2,858,198	2,858,198

		Class C Units (2,114 units)		1,000,000	962,200

			2,873,393	3,858,198	3,820,398

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2010

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

TBG Anesthesia Management, LLC (6%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	$11,000,000	$10,612,766	$10,612,766

		Warrant (263 shares)		276,100	165,000

			11,000,000	10,888,866	10,777,766

Top Knobs USA, Inc. (6%)*	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	9,910,331	9,713,331	9,713,331

		Common Stock (26,593 shares)		750,000	750,000

			9,910,331	10,463,331	10,463,331

TrustHouse Services Group, Inc. (3%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,440,543	4,381,604	4,381,604

		Class A Units (1,495 units)		475,000	492,900

		Class B Units (79 units)		25,000	—

			4,440,543	4,881,604	4,874,504

Tulsa Inspection Resources, Inc. (3%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,490,797	5,490,797

		Common Unit (1 unit)		200,000	—

		Common Stock Warrants (8 shares)		321,000	—

			5,810,588	6,011,797	5,490,797

Twin-Star International, Inc. (3%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,462,290	4,462,290

		Senior Note (4.53%, Due 04/13)	1,088,962	1,088,962	1,088,962

			5,588,962	5,551,252	5,551,252

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5%Cash, 1.5% PIK, Due 06/14)	3,739,639	3,387,525	2,632,100

		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,739,639	3,520,325	2,632,100

Yellowstone Landscape Group, Inc. (7%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,438,838	12,250,147	12,250,147

			12,438,838	12,250,147	12,250,147

Zoom Systems (4%)*	Retail Kiosk Operator	Subordinated Note (12.5% Cash, 1.5% PIK, Due 12/14)	8,125,222	7,956,025	7,956,025

		Royalty rights		—	—

			8,125,222	7,956,025	7,956,025

Subtotal Non — Control / Non — Affiliate Investments			237,824,178	244,197,828	245,392,144

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2010

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Affiliate Investments:

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (5% PIK, Due 10/13)	$5,475,141	$5,153,341	$3,985,700

		Membership Units (6,516 Units)		350,000	—

			5,475,141	5,503,341	3,985,700

AP Services, Inc. (4%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	5,834,877	5,723,194	5,723,194

		Class A Units (933 units)		933,333	933,333

		Class B Units (496 units)		—	—

			5,834,877	6,656,527	6,656,527

Asset Point, LLC (3%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	5,756,261	5,703,925	5,384,500

		Senior Note (12% Cash, 2% PIK, Due 07/15)	605,185	605,185	478,100

		Options to Purchase Membership Units (342,407 units)		500,000	—

		Membership Unit Warrants (356,506 units)		—	—

			6,361,446	6,809,110	5,862,600

Axxiom Manufacturing, Inc. (1%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	978,700

		Common Stock Warrant (4,000 shares)		—	28,700

				200,000	1,007,400

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)(4) (2%)*	Oil and Gas Services	Subordinated Note —Brantley Transportation (14% Cash, Due 12/12)	3,800,000	3,738,821	3,546,600
		Common Unit Warrants —Brantley Transportation (4,560 common units)		33,600	—

		Preferred Units — Pine Street (200 units)		200,000	—

		Common Unit Warrants — Pine Street (2,220 units)		—	—

			3,800,000	3,972,421	3,546,600

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,476,000

				1,000,000	2,476,000

Equisales, LLC (4%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	6,000,000	5,959,983	5,959,983

		Class A Units (500,000 units)		480,900	569,300

			6,000,000	6,440,883	6,529,283

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2010

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Plantation Products, LLC (8%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	$14,527,188	$14,164,688	$14,164,688

		Preferred Units (1,127 units)		1,127,000	1,127,000

		Common Units (92,000 units)		23,000	23,000

			14,527,188	15,314,688	15,314,688

QC Holdings, Inc.(0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	505,500

				563,602	505,500

Technology Crops International (3%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,333,595	5,250,980	5,250,980

		Common Units (50 Units)		500,000	612,200

			5,333,595	5,750,980	5,863,180

Waste Recyclers Holdings, LLC (2%)*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	2,384,100

		Class C Preferred Units (1,444,475 Units)		1,499,531	1,530,300

		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—

		Common Units (153,219 Units)		180,783	—

				7,984,532	3,914,400

Subtotal Affiliate Investments			47,332,247	60,196,084	55,661,878
Control Investments:

FCL Graphics, Inc. (1%)*	Commercial Printing Services	Senior Note (3.76% Cash, 2% PIK, Due 9/11)	1,500,498	1,497,934	1,465,400

		Senior Note (7.79% Cash, 2% PIK, Due 9/11)	2,045,228	2,041,167	1,081,100

		2nd Lien Note (2.79% Cash, 8% PIK, Due 12/11)	3,470,254	2,996,287	—

		Preferred Shares (35,000 shares)		—	—
		Common Shares (4,000 shares)		—	—

		Members Interests (3,839 Units)		—	—

			7,015,980	6,535,388	2,546,500

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/11)	3,065,981	2,626,072	750,000

		Common Stock (2,978 shares)		294,624	—

			3,065,981	2,920,696	750,000

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments — (Continued)

December 31, 2010

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Fischbein, LLC (11%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (13% Cash, 5.5% PIK, Due 05/13)	$4,345,573	$4,268,333	$4,268,333

		Class A-1 Common Units (558,140 units)		558,140	2,200,600

		Class A Common Units (4,200,000 units)		4,200,000	13,649,600

			4,345,573	9,026,473	20,118,533

Weave Textiles, LLC (1%)*	Specialty Woven Fabrics Manufacturer	Senior Note (12% PIK, Due 01/11)	310,238	310,238	310,238

		Membership Units (425 units)		855,000	1,211,300

			310,238	1,165,238	1,521,538

Subtotal Control Investments			14,737,772	19,647,795	24,936,571

Total Investments, December 31, 2010 (181%)*			$299,894,197	$324,041,707	$325,990,593

*	Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non — income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and payment — in — kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

Triangle Capital Corporation

Notes to Financial Statements

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Triangle Capital Corporation (the “Company”) was incorporated on October 10, 2006 for the purposes of acquiring 100% of the equity interest in Triangle Mezzanine Fund LLLP (“Triangle SBIC”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in an initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). On December 15, 2009, Triangle Mezzanine Fund II, LP (“Triangle SBIC II”) was organized as a limited partnership under the laws of the State of Delaware. Unless otherwise noted, the terms “its” or “the Company” refer to Triangle SBIC prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including Triangle SBIC and Triangle SBIC II, after the IPO.

Triangle SBIC and Triangle SBIC II are specialty finance limited partnerships formed to make investments primarily in middle market companies located throughout the United States. On September 11, 2003, Triangle SBIC was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Triangle SBIC II obtained its license to operate as an SBIC. As SBICs, both Triangle SBIC and Triangle SBIC II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

On February 21, 2007, concurrent with the closing of the IPO, the following formation transactions were consummated (the “Formation Transactions”):

•

The Company acquired 100% of the limited partnership interests in Triangle SBIC in exchange for approximately 1.9 million shares of the Company’s common stock. Triangle SBIC became a wholly-owned subsidiary of the Company, retained its license under the authority of the SBA to operate as an SBIC and continues to hold its existing investments and make new investments with the proceeds of the IPO; and

•	The Company acquired 100% of the equity interests in TML, and the management agreement between Triangle SBIC and Triangle Capital Partners, LLC was terminated.

The IPO consisted of the sale of 4,770,000 shares of Common Stock at a price of $15 per share, resulting in net proceeds of approximately $64.7 million, after deducting offering costs totaling approximately $6.8 million. Upon completion of the IPO, the Company had 6,686,760 common shares outstanding.

As a result of completion of the IPO and formation transactions, Triangle SBIC became a 100% wholly-owned subsidiary of the Company. The General partner of Triangle SBIC is the New General Partner (which is wholly-owned by the Company) and the limited partners of Triangle SBIC are the Company (99.9%) and the New General Partner (0.1%).

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

Basis of Presentation

The financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including Triangle SBIC and Triangle SBIC II. Neither Triangle SBIC nor Triangle SBIC II consolidates portfolio company investments. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

Management evaluates the investments in portfolio companies using the most recent portfolio company financial statements and forecasts. Management also consults with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues.

In making the good faith determination of the value of debt securities, the Company starts with the cost basis of the security, which includes the amortized original issue discount, and payment — in — kind (“PIK”) interest, if any. The Company also uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. The risk rating system covers both qualitative and quantitative aspects of the business and the securities held. In valuing debt securities, management utilizes an “income approach” model that considers factors including, but not limited to, (i) the portfolio investment’s current risk rating, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) results of operations as compared to the portfolio company’s TTM results of operations as of the date the investment was made and the portfolio company’s anticipated results for the next twelve months of operations, (iii) the portfolio company’s current leverage as compared to its leverage as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and, (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt.

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

The total number of investments and the percentage of the Company’s portfolio that the Company asked Duff & Phelps to perform such procedures are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2009	7	26%
June 30, 2009	6	20%
September 30, 2009	7	24%
December 31, 2009	8	40%
March 31, 2010	7	25%
June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%

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

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

Deferred Financing Fees

Costs incurred to issue long — term debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.

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

Payment in Kind Interest

The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain a payment — in — kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

To maintain the Company’s status as a Regulated Investment Company (“RIC”) for federal income tax purposes, PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount it is are required to pay to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

Fee Income

Loan origination, facility, commitment, consent and other advance fees received in connection with the loan agreements are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized loan origination fees are recorded as interest income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when received.

Income Taxes

The Company has elected for federal income tax purposes to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, so long as certain minimum distribution, source-of-income and asset diversification requirements are met income taxes are generally required to be paid only on the portion of taxable income and gains that are not distributed (actually or constructively) and on certain built-in gains.

The company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass — through entities) while satisfying the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass — through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.

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

Concentration of Credit Risk

The Company’s investees are generally lower middle — market companies in a variety of industries. At both December 31, 2011 and 2010, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.

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

Public Offerings of Common Stock and Debt Securities

On April 23, 2009, the Company filed a prospectus supplement pursuant to which 1,200,000 shares of common stock were offered for sale at a price to the public of $10.75 per share. Pursuant to this offering, all shares were sold and delivered on April 27, 2009 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $11.7 million. On May 27, 2009, pursuant to the exercise of an overallotment option granted in connection with the offering, the underwriters involved purchased an additional 80,000 shares of the Company’s common stock at the same public offering price, less underwriting discounts and commissions, resulting in net proceeds to the Company of approximately $0.8 million.

On August 7, 2009, the Company filed a prospectus supplement pursuant to which 1,300,000 shares of common stock were offered for sale at a price to the public of $10.42 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 195,000 shares of the Company’s common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on August 12, 2009 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $14.6 million.

On December 8, 2009, the Company filed a prospectus supplement pursuant to which 1,560,000 shares of common stock were offered for sale at a price to the public of $12.00 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 234,000 shares of the Company’s common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on December 11, 2009 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $20.2 million.

On September 21, 2010, the Company filed a prospectus supplement pursuant to which 2,400,000 shares of common stock were offered for sale at a price to the public of $15.80 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 360,000 shares of the Company’s common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on September 24, 2010 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $41.2 million.

On February 8, 2011, the Company filed a prospectus supplement pursuant to which 3,000,000 shares of common stock were offered for sale at a price to the public of $19.25 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 450,000 shares of our common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on February 11, 2011 resulting in net proceeds to us, after underwriting discounts and offering expenses, of approximately $63.0 million.

On August 24, 2011, the Company filed a prospectus supplement pursuant to which 3,500,000 shares of common stock were offered for sale at a price to the public of $17.15 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 525,000 shares of our common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on August 29, 2011 resulting in net proceeds to us, after underwriting discounts and offering expenses, of approximately $65.7 million.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

See Note 9 — Subsequent Events for information on the Company’s February 2012 public offering of common stock and the Company’s March 2012 public offering of debt securities.

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

The table below summarizes the Company’s dividends and distributions:

Declared	Record	Payable	Per Share Amount	Amount paid in Cash	DRIP	Total
May 9, 2007	May 31, 2007	June 28, 2007	0.15	358,000	645,000	1,003,000
August 8, 2007	August 30, 2007	September 27, 2007	0.26	769,000	981,000	1,750,000
November 7, 2007	November 29, 2007	December 27, 2007	0.27	1,837,000	—	1,837,000
December 14, 2007	December 31, 2007	January 28, 2008	0.30	2,041,000	—	2,041,000

Total 2007 dividends and distributions			0.98	5,005,000	1,626,000	6,631,000
May 7, 2008	June 5, 2008	June 26, 2008	0.31	2,144,000	—	2,144,000
July 21, 2008	August 14, 2008	September 4, 2008	0.35	2,421,000	—	2,421,000
October 9, 2008	October 30, 2008	November 20, 2008	0.38	2,629,000	—	2,629,000
December 7, 2008	December 23, 2008	January 6, 2009	0.40	2,767,000	—	2,767,000

Total 2008 dividends and distributions			1.44	9,961,000	—	9,961,000
February 13, 2009	February 27, 2009	March, 13, 2009	0.05	352,000	—	352,000
March 11, 2009	March 25, 2009	April 8, 2009	0.40	2,817,000	—	2,817,000
June 16, 2009	July 9, 2009	July 23, 2009	0.40	3,333,000	—	3,333,000
September 23, 2009	October 8, 2009	October 22, 2009	0.41	3,030,000	1,000,000	4,030,000
December 1, 2009	December 22, 2009	January 5, 2010	0.41	3,583,000	1,215,000	4,798,000

Total 2009 dividends and distributions			1.67	13,115,000	2,215,000	15,330,000
March 11, 2010	March 25, 2010	April 8, 2010	0.41	3,803,000	1,090,000	4,893,000
June 1, 2010	June 15, 2010	June 29, 2010	0.41	4,009,000	915,000	4,924,000
August 25, 2010	September 8, 2010	September 22, 2010	0.41	4,137,000	813,000	4,950,000
December 01, 2010	December 15, 2010	December 29, 2010	0.42	5,406,000	846,000	6,252,000

Total 2010 dividends and distributions			1.65	17,355,000	3,664,000	21,019,000
February 23, 2011	March 16, 2011	March 30, 2011	0.42	6,679,000	1,094,000	7,773,000
May 31, 2011	June 15, 2011	June 29, 2011	0.44	7,156,000	1,015,000	8,171,000
August 31, 2011	September 14, 2011	September 28, 2011	0.44	8,993,000	973,000	9,966,000
November 2, 2011	December 14, 2011	December 28, 2011	0.47	9,543,000	1,133,000	10,676,000

Total 2011 dividends and distributions			1.77	32,371,000	4,215,000	36,586,000

Total dividends and distributions			7.51	77,807,000	11,720,000	89,527,000

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

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

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02 — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, or ASU 2011-02. This standard amends previous guidance provided in Accounting Standards Codification 310-40 — Receivables — Troubled Debt Restructuring by Creditors and clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods that began on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a significant impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements categorized in Level 3 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We will adopt this standard beginning on January 1, 2012. We are evaluating the impact, if any, that our adoption of this update may have on our financial position or results of operations. However, since this accounting standards update primarily requires expanded disclosure related to Category 3 financial assets and liabilities, we do not anticipate that the implementation of this standard will have a significant impact on our process for measuring fair values, our financial position or results of operations.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

2.	Investments

Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2011:
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—

	$498,342,054	100%	$507,078,575	100%

December 31, 2010:
Subordinated debt and 2nd lien notes	$242,169,361	75%	$234,049,688	72%
Senior debt and 1st lien notes	45,896,174	14	44,584,148	14
Equity shares	29,115,890	9	38,719,699	12
Equity warrants	5,985,882	2	7,902,458	2
Royalty rights	874,400	—	734,600	—

	$324,041,707	100%	$325,990,593	100%

During the year ended December 31, 2011, the Company made twenty-one new investments, including recapitalizations of existing portfolio companies, totaling $200.2 million, seven additional debt investments in existing portfolio companies of $24.3 million and five additional equity investments in existing portfolio companies totaling approximately $0.5 million. During the year ended December 31, 2010, the Company made seventeen new investments, including recapitalizations in existing portfolio companies, totaling $145.9 million, nine additional debt investments in existing portfolio companies of $27.1 million and five additional equity investments in existing portfolio companies totaling approximately $0.6 million. During the year ended December 31, 2009, the Company made seven new investments totaling $43.0 million, additional debt investments in three existing portfolio companies totaling $4.1 million and five additional equity investments in existing portfolio companies totaling approximately $1.4 million.

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2011 and 2010, on the consolidated balance sheet by ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Portfolio company investments	$—	$—	$507,078,575	$507,078,575

	$—	$—	$507,078,575	$507,078,575

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Portfolio company investments	$—	$—	$325,990,593	$325,990,593

	$—	$—	$325,990,593	$325,990,593

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

The following table reconciles the beginning and ending balances of the Company’s portfolio company investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Fair value of portfolio, beginning of period	$325,990,593	$201,317,970
New investments	224,996,843	173,581,930
Proceeds from sales of investments	(17,827,252)	(5,433,709)
Loan origination fees received	(4,364,689)	(3,351,568)
Principal repayments received	(48,517,940)	(49,481,126)
Payment in kind interest earned	10,753,607	5,979,858
Payment in kind interest payments received	(4,643,113)	(3,710,551)
Accretion of loan discounts	1,178,229	701,268
Accretion of deferred loan origination revenue	1,751,182	1,268,839
Realized gain (loss) on investments	10,973,487	(5,454,327)
Unrealized gain (loss) on investments	6,787,628	10,572,009

Fair value of portfolio, end of period	$507,078,575	$325,990,593

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Pre-tax net unrealized gains on investments of $12.6 million during the year ended December 31, 2011 are related to portfolio company investments that are still held by the Company as of December 31, 2011. Pre-tax net unrealized gains on investments of $9.2 million during the year ended December 31, 2010 are related to portfolio company investments that are still held by the Company as of December 31, 2010.

3.	Long — Term Debt

The Company had the following borrowings outstanding as of December 31, 2011 and December 31, 2010:

Issuance/Pooling Date	Maturity Date	Prioritized Return (Interest) Rate	December 31, 2011	December 31, 2010
SBA Debentures:
September 28, 2005	September 1, 2015	5.796%	$—	$9,500,000
March 28, 2007	March 1, 2017	6.231%	4,000,000	4,000,000
March 26, 2008	March 1, 2018	6.214%	6,410,000	6,410,000
September 24, 2008	September 1, 2018	6.455%	50,900,000	50,900,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	63,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	—
SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	7,037,504	6,864,866
Credit Facility:
May 9, 2011	May 8, 2014	Variable	15,000,000	—

			$239,237,504	$202,464,866

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

SBA and SBA LMI Debentures

Interest payments on SBA debentures are payable semi–annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The Company’s SBA Low or Moderate Income (“LMI”) debentures are five-year deferred interest debentures that are issued at a discount to par. The accretion of discount on SBA LMI debentures is classified as interest expense in the Company’s consolidated financial statements.

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of December 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of December 31, 2011, Triangle SBIC has issued the maximum $150.0 million of SBA- guaranteed debentures and Triangle SBIC II has issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. In addition to a one–time 1.0% fee on the total commitment from the SBA, the Company also pays a one–time 2.425% fee on the amount of each SBA debenture issued and a one-time 2.0% fee on the amount of each SBA LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2011 and 2010 were 4.83% and 3.95%, respectively. As of December 31, 2011, all SBA debentures have been pooled. The weighted average interest rate as of December 31, 2010 included $139.1 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 5.29% and $63.4 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.00%.

Credit Facility

In May 2011, the Company entered into a three-year senior secured credit facility with an initial commitment of $50.0 million (the “Credit Facility”). In November 2011, we closed an expansion of the Credit Facility, which included the addition of one new lender, from $50.0 million to $75.0 million. The purpose of the Credit Facility is to provide additional liquidity in support of future investment and operational activities. The Credit Facility was arranged by BB&T Capital Markets and Fifth Third Bank and has an accordion feature which allows for an increase in the total loan size up to $90.0 million and also contains two one-year extension options, bringing the total potential commitment and funding period to five years from closing. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by Triangle Capital Corporation’s assets, excluding the assets of Triangle SBIC and Triangle SBIC II.

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of i) prime rate, ii) the federal funds rate plus 0.5% or iii) the adjusted one-month LIBOR plus 2.0%. The Company pays unused commitment fees of 0.375% per annum, which are included with Interest and other credit facility fees on the Company’s Consolidated Statement of Operations. As of December 31, 2011, the Company had $15.0 million in borrowings outstanding under the Credit Facility with an interest rate of 5.2%.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to i) maintaining a minimum interest coverage ratio, ii) maintaining a minimum liquidity ratio and iii) maintaining minimum consolidated tangible net worth. As of December 31, 2011, the Company was in compliance with all covenants of the Credit Facility.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

4.	Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2011, 2010 and 2009 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.

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

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), the Company must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as i) PIK interest income and ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2011, 2010 and 2009, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

	Years Ended December 31,
	2011	2010	2009
Additional paid-in capital	$584,146	$(171,918)	$(29,996)
Investment income in excess of distributions	$638,083	$3,385,585	$34,125
Accumulated realized gains on investments	$(1,222,229)	$(3,213,667)	$(4,129)

In addition, the Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Statements of Operations.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2011, 2010 and 2009 was as follows:

	For the Year Ended December 31,
	2011	2010	2009
Ordinary income	$35,954,170	$20,078,591	$14,614,821
Distributions of long-term capital gains	—	448,164	356,495

Distributions on a tax basis	$35,954,170	$20,526,755	$14,971,316

During the year ended December 31, 2011, the Company utilized net capital loss carryforwards of $8,244,376.

The Company intends to retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but to generally designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, the Company will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. For the year ended December 31, 2011, the Company elected to designate retained net capital gains of $1,414,949, or approximately $0.06 per share, as a deemed distribution, which will be allocated to stockholders of record as of December 31, 2011. The Company paid U.S. federal income taxes of $495,233, or approximately $0.02 per share, related to the retained capital gains.

At December 31, 2011, 2010 and 2009, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	As of December 31,
	2011	2010	2009
Undistributed net investment income	$8,041,850	$4,007,334	$1,344,215
Accumulated capital (loss) gains	—	(8,244,376)	448,164
Other permanent differences relating to the Company’s formation	1,975,543	1,975,543	1,975,543
Other temporary differences	(840,620)	(892,961)	(1,001,062)
Unrealized appreciation (depreciation)	6,790,138	15,935	(10,448,630)

Components of distributable earnings at year end	$15,966,911	$(3,138,525)	$(7,681,770)

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

For federal income tax purposes, the cost of investments owned at December 31, 2011 and 2010 was approximately $500.7 million and $325.8 million, respectively.

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

The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of the Company’s common stock on the date of the grant and amortizes this fair value to compensation expense over the requisite service period or vesting term.

The following table presents information with respect to the Plan for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested shares, beginning of period	302,698	$11.40	219,813	$10.76	110,800	$11.11
Shares granted during the period	161,174	$20.37	152,944	$12.01	144,812	$10.58
Shares vested during the period	(104,317)	$11.53	(70,059)	$10.72	(35,799)	$11.11
Shares forfeited during the period	—	—	—	—	—	—

Unvested shares, end of period	359,555	$15.39	302,698	$11.40	219,813	$10.76

In the years ended December 31, 2011, 2010 and 2009 the Company recognized equity-based compensation expense of approximately $1.9 million, $1.2 million and $0.7 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations.

As of December 31, 2011, there was approximately $3.8 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

6.	Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit as of December 31, 2011 and 2010 was approximately $17.1 million and $5.1 million, respectively. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

The Company’s headquarters is leased under an agreement that expires on December 31, 2013. Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $290,000, $283,000 and $282,000, respectively, and the rent commitments for the two years ending December 31, 2013 are as follows:

Years ending December 31,	Rent Commitment
2012	$294,531
2013	301,368

Total	$595,899

7.	Financial Highlights

	Years Ended December 31,
	2011 (Consolidated)	2010 (Consolidated)	2009 (Consolidated)	2008 (Consolidated)	2007 (Consolidated)
Per share data:
Net asset value at beginning of period	$12.09	$11.03	$13.22	$13.74	$13.44
Net investment income(1)	2.06	1.58	1.63	1.54	0.96
Net realized gain (loss) on investments(1)	0.56	(0.43)	0.05	0.21	(0.09)
Net unrealized appreciation (depreciation) on investments(1)	0.33	0.86	(1.20)	(0.62)	0.45

Total increase from investment operations(1)	2.95	2.01	0.48	1.13	1.32
Cash dividends/distributions declared	(1.77)	(1.65)	(1.67)	(1.44)	(0.98)
Taxes paid on deemed distribution of long term capital gains	(0.02)	—	—	—	—
Common stock offerings	1.61	0.67	(0.53)	—	—
Stock-based compensation(1)	(0.04)	(0.05)	0.08	0.04	—
Shares issued pursuant to Dividend Reinvestment Plan	0.03	0.08	0.10	—	0.24
Distribution to partners(1)	—	—	—	—	(0.03)
Income tax provision(1)	(0.05)	(0.02)	(0.02)	(0.02)	(0.01)
Other(2)	(0.12)	0.02	(0.63)	(0.23)	(0.24)

Net asset value at end of period	$14.68	$12.09	$11.03	$13.22	$13.74

Market value at end of period(3)	$19.12	$19.00	$12.09	$10.20	$12.40

Shares outstanding at end of period	22,774,726	14,928,987	11,702,511	6,917,363	6,803,863
Net assets at end of period	$334,286,955	$180,479,159	$129,099,192	$91,514,982	$93,472,353
Average net assets(4)	$270,041,765	$145,386,905	$98,085,844	$94,584,281	$92,765,399
Ratio of total operating expenses to average net assets	9%	11%	14%	11%	7%
Ratio of net investment income to average net assets	15%	14%	14%	11%	7%
Portfolio turnover ratio	11%	23%	12%	13%	13%
Total return(5)	10%	71%	35%	(6%)	(11%)

(1)	Weighted average basic per share data.

(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)	Represents the closing price of the Company’s common stock on the last day of the period.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

(4)	Average net assets for the year ended December 31, 2007 are presented as if the IPO and Formation Transactions had occurred on January 1, 2007. See Note 1 for a further description of the basis of presentation of the Company’s financial statements.

(5)	The total return for the years ended December 31, 2011, 2010, 2009 and 2008 equals the change in the market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock at the beginning of the period. The total return for the year ended December 31, 2007 equals the change in the market value of the Company’s common stock from the IPO price of $15.00 per share plus dividends declared per share during the period, divided by the IPO price. Total return is not annualized.

8.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2011. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total investment income	$12,425,397	$16,413,746	$16,220,810	$18,304,028
Net investment income	7,728,127	10,223,521	10,392,256	11,994,589
Net increase in net assets resulting from operations	12,351,241	14,545,231	17,470,243	12,404,322
Net investment income per share	$0.46	$0.55	$0.52	$0.53

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total investment income	$7,484,907	$8,294,147	$9,787,085	$10,419,355
Net investment income	3,793,684	4,558,624	5,612,455	6,184,710
Net increase in net assets resulting from operations	4,149,329	6,867,280	7,183,182	7,190,758
Net investment income per share	$0.32	$0.38	$0.46	$0.42

9.	Subsequent Events

In February 2012, the Company’s Board of Directors granted 227,631 restricted shares of the Company’s common stock to certain employees. These restricted shares had a total grant date fair value of approximately $4.3 million, which will be expensed on a straight-line basis over each respective award’s vesting period.

In February 2012, the Company filed a prospectus supplement pursuant to which 3,700,000 shares of common stock were offered for sale at a price to the public of $19.00 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 555,000 shares of our common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on February 13, 2012 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $77.1 million.

In February 2012, the Company invested $6.3 million in subordinated debt with warrants of Stella Environmental Services, LLC (“Stella”). Stella manages waste transfer station operations. Under the terms of the investment, Stella will pay interest on the subordinated debt at a rate of 15.5% per annum.

Triangle Capital Corporation

Notes to Financial Statements — (Continued)

In February 2012, the Company filed a prospectus supplement pursuant to which $60.0 million in aggregate principal amount of 7.00% senior unsecured notes due 2019 were offered. The notes will mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The notes will bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The Company also granted the underwriters a 30-day option to purchase up to an additional $9.0 million in aggregate principal amount of notes to cover overallotments, if any. Pursuant to this offering, $60.0 million of the notes were sold and delivered on March 2, 2012 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $57.9 million.

In March 2012, the Company invested $12.0 million in first lien debt and equity of United Allergy Labs (“UAL”). UAL tests for and treats allergies using immunotherapy. Under the terms of the investment, UAL will pay interest on the debt at a rate of 14.0% per annum.

In March 2012, the Company prepaid $10.4 million in SBA guaranteed debentures that had a weighted average interest rate of 6.2%.

EXHIBIT INDEX

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 and incorporated herein by reference).

3.3	Certificate of Domestic Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.4	Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5	First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6	Form of 7.00% Senior Note due 2019 (Filed as Exhibit (d)(7) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

10.1†	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).

10.2†	Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).

10.3†	Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

Number	Exhibit

10.4	Custodian Agreement between the Registrant and U.S. Bank National Association (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 29, 2007 and incorporated herein by reference).

10.5	Amendment to Custody Agreement between the Registrant and U.S. Bank National Association dated February 5, 2008 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

10.6	Custodial Agreement between the Registrant and Branch Banking and Trust Company dated January 26, 2012. (Filed as Exhibit (j)(3) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.7	Custody Services Agreement between the Registrant and Fifth Third Institutional Services dated January 6, 2012. (Filed as Exhibit (j)(4) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.8	Stock Transfer Agency Agreement between the Registrant and The Bank of New York (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

10.9	Office Lease Agreement between 3700 Glenwood LLC and the Registrant dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant’s Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).

10.10	Credit Agreement between the Registrant, Branch Banking and Trust Company, BB&T Capital Markets and Fifth Third Bank dated May 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).

10.11	Supplement and Joinder Agreement between the Registrant, Branch Banking and Trust Company, Fifth Third Bank and Morgan Stanley Bank, N.A. dated November 1, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 2, 2011).

10.12	General Security Agreement between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).

10.13	Equity Pledge Agreement between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2011).

14.1	Code of Business Conduct and Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.