Form 10-Q
period 2012-03-31
Triangle Capital CORP
filed 2012-05-02
CIK 1379785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock on May 2, 2012 was 27,263,151.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments at fair value:
Non–Control / Non–Affiliate investments (cost of $424,962,392 and $389,312,451 at March 31, 2012 and December 31, 2011, respectively)	$436,419,052	$396,502,490
Affiliate investments (cost of $98,502,634 and $97,751,264 at March 31, 2012 and December 31, 2011, respectively)	101,197,149	103,266,298
Control investments (cost of $11,464,968 and $11,278,339 at March 31, 2012 and December 31, 2011, respectively)	6,818,996	7,309,787

Total investments at fair value	544,435,197	507,078,575
Cash and cash equivalents	142,514,158	66,868,340
Interest and fees receivable	2,745,074	1,883,395
Prepaid expenses and other current assets	470,126	623,318
Deferred financing fees	8,485,166	6,682,889
Property and equipment, net	60,611	58,304

Total assets	$698,710,332	$583,194,821

Liabilities
Accounts payable and accrued liabilities	$1,510,224	$4,116,822
Interest payable	1,205,864	3,521,932
Taxes payable	203,893	1,402,866
Deferred income taxes	775,953	628,742
Borrowings under credit facility	—	15,000,000
Senior notes	69,000,000	—
SBA-guaranteed debentures payable	213,871,133	224,237,504

Total liabilities	286,567,067	248,907,866

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,263,151 and 22,774,726 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	27,263	22,775
Additional paid-in-capital	396,320,487	318,297,269
Investment income in excess of distributions	6,054,619	6,847,486
Accumulated realized gains on investments	1,011,649	1,011,649
Net unrealized appreciation of investments	8,729,247	8,107,776

Total net assets	412,143,265	334,286,955

Total liabilities and net assets	$698,710,332	$583,194,821

Net asset value per share	$15.12	$14.68

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Investment income:
Loan interest, fee and dividend income:
Non–Control / Non–Affiliate investments	$12,963,602	$8,749,449
Affiliate investments	2,717,149	1,374,243
Control investments	59,773	258,268

Total loan interest, fee and dividend income	15,740,524	10,381,960

Paid–in–kind interest income:
Non–Control / Non–Affiliate investments	2,587,267	1,481,820
Affiliate investments	654,233	395,171
Control investments	19,971	65,297

Total paid–in–kind interest income	3,261,471	1,942,288
Interest income from cash and cash equivalent investments	109,858	101,149

Total investment income	19,111,853	12,425,397

Expenses:
Interest and credit facility fees	3,087,820	1,989,984
Amortization of deferred financing fees	222,917	152,173
General and administrative expenses	3,607,267	2,397,523

Total expenses	6,918,004	4,539,680

Net investment income	12,193,849	7,885,717

Net unrealized appreciation of investments	621,471	4,595,755

Total net gain on investments before income taxes	621,471	4,595,755
Loss on extinguishment of debt	(205,043)	(157,590)
Income tax benefit	7,231	27,359

Net increase in net assets resulting from operations	$12,617,508	$12,351,241

Net investment income per share—basic and diluted	$0.49	$0.47

Net increase in net assets resulting from operations per share—basic and diluted	$0.50	$0.73

Dividends declared per common share	$0.47	$0.42

Weighted average number of shares outstanding—basic and diluted	25,075,300	16,848,570

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Changes in Net Assets

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation)	Net
	of Shares	Value	Capital	Distributions	Investments	of Investments	Assets

Balance, January 1, 2011	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159
Net investment income	—	—	—	7,885,717	—	—	7,885,717
Stock-based compensation	—	—	414,329	—	—	—	414,329
Net unrealized gains on investments	—	—	—	—	—	4,595,755	4,595,755
Loss on extinguishment of debt	—	—	—	(157,590)	—	—	(157,590)
Income tax benefit	—	—	—	27,359	—	—	27,359
Dividends/distributions declared	61,766	62	1,094,444	(7,773,397)	—	—	(6,678,891)
Public offering of common stock	3,450,000	3,450	63,134,805	—	—	—	63,138,255
Issuance of restricted stock	152,779	153	(153)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(23,676)	(24)	(485,571)	—	—	—	(485,595)

Balance, March 31, 2011	18,569,856	$18,570	$247,760,609	$3,347,637	$(8,244,376)	$6,336,058	$249,218,498

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation)	Net
	of Shares	Value	Capital	Distributions	Investments	of Investments	Assets

Balance, January 1, 2012	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955
Net investment income	—	—	—	12,193,849	—	—	12,193,849
Stock-based compensation	—	—	648,750	—	—	—	648,750
Net unrealized gains on investments	—	—	—	—	—	621,471	621,471
Loss on extinguishment of debt	—	—	—	(205,043)	—	—	(205,043)
Income tax benefit	—	—	—	7,231	—	—	7,231
Dividends/distributions declared	52,717	52	1,028,467	(12,788,904)	—	—	(11,760,385)
Public offering of common stock	4,255,000	4,255	77,243,819	—	—	—	77,248,074
Issuance of restricted stock	227,631	228	(228)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(46,923)	(47)	(897,590)	—	—	—	(897,637)

Balance, March 31, 2012	27,263,151	$27,263	$396,320,487	$6,054,619	$1,011,649	$8,729,247	$412,143,265

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,617,508	$12,351,241
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(41,952,989)	(68,275,512)
Repayments received/sales of portfolio investments	8,253,844	14,936,864
Loan origination and other fees received	666,420	1,466,292
Net unrealized appreciation of investments	(768,682)	(4,789,955)
Deferred income taxes	147,211	194,200
Payment–in–kind interest accrued, net of payments received	(2,704,362)	(857,493)
Amortization of deferred financing fees	222,917	152,173
Loss on extinguishment of debt	205,043	157,590
Accretion of loan origination and other fees	(476,512)	(415,247)
Accretion of loan discounts	(374,341)	(260,986)
Accretion of discount on SBA-guaranteed debentures payable	43,629	42,378
Depreciation expense	7,349	7,064
Stock-based compensation	648,750	414,329
Changes in operating assets and liabilities:
Interest and fees receivable	(861,679)	(532,986)
Prepaid expenses	153,192	(218,943)
Accounts payable and accrued liabilities	(2,606,598)	(1,341,160)
Interest payable	(2,316,068)	(1,774,828)
Deferred revenue	—	5,287
Taxes payable	(1,198,973)	(191,672)

Net cash used in operating activities	(30,294,341)	(48,931,364)

Cash flows from investing activities:
Purchases of property and equipment	(9,656)	(18,115)

Net cash used in investing activities	(9,656)	(18,115)

Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	—	21,600,000
Repayments of SBA-guaranteed debentures payable	(10,410,000)	(9,500,000)
Repayments of credit facility	(15,000,000)	—
Proceeds from senior notes	69,000,000	—
Financing fees paid	(2,230,237)	(523,801)
Proceeds from public stock offerings, net of expenses	77,248,074	63,138,255
Common stock withheld for payroll taxes upon vesting of restricted stock	(897,637)	(485,595)
Cash dividends paid	(11,760,385)	(6,678,891)

Net cash provided by financing activities	105,949,815	67,549,968

Net increase in cash and cash equivalents	75,645,818	18,600,489
Cash and cash equivalents, beginning of period	66,868,340	54,820,222

Cash and cash equivalents, end of period	$142,514,158	$73,420,711

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,289,789	$3,722,434

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

March 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,159,154	$4,138,386	$4,138,386
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	841,000

			4,172,011	4,422,175	5,120,814

Ann’s House of Nuts, Inc. (3%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,098,742	6,745,782	6,745,782
		Preferred A Units (22,368 units)		2,124,957	2,400,000
		Preferred B Units (10,380 units)		986,059	1,244,000
		Common Units (190,935 units)		150,000	—
		Common Stock Warrants (14,558 shares)		14,558	—

			7,098,842	10,021,356	10,389,782

Aramsco, Inc. (0%)	Environmental Emergency Preparedness Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,747,290	1,632,143	1,632,143

			1,747,290	1,632,143	1,632,143

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 Shares)		516,867	798,000

				516,867	798,000

BioSan Laboratories, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,326,311	5,233,287	5,233,287

			5,326,311	5,233,287	5,233,287

Botanical Laboratories, Inc. (2%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, 1% PIK, Due 02/15)	9,887,499	9,386,329	9,386,329
		Common Unit Warrants (998,680 Units)		474,600	—

			9,887,499	9,860,929	9,386,329

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,231,740	8,692,515	8,692,515
		Common Stock Warrants (20 shares)		492,000	406,000

			9,231,740	9,184,515	9,098,515

Carolina Beverage Group, LLC (3%)*	Beverage	Subordinated Note (12% Cash, 4% PIK, Due
	Manufacturing and Packaging	02/16)	13,394,977	13,200,222	13,200,222
		Class A Units (11,974 Units)		1,077,615	1,193,000
		Class B Units (11,974 Units)		119,735	—

			13,394,977	14,397,572	14,393,222

Continental Anesthesia Management, LLC (2%)*	Physicians	Senior Note (13.5% Cash, Due 11/14)	10,200,000	9,917,463	9,917,463
	Management
	Services	Warrant (263 shares)		276,100	115,000

			10,200,000	10,193,563	10,032,463

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,414,774	11,103,141	11,103,141
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,072,372	10,126,929	10,126,929
		Series C Preferred Units (26 Units)		288,342	463,000
		Common Unit Warrant (550 Units)		1,253,556	4,065,000

			22,487,146	22,771,968	25,758,070

CV Holdings, LLC (4%)*	Specialty	Subordinated Note (12% Cash, 4% PIK, Due
	Healthcare	09/13)	9,373,192	8,996,545	8,996,545
	Products	Subordinated Note (12% Cash, Due 09/13)	6,000,000	5,923,793	5,923,793
	Manufacturer	Royalty rights		874,400	832,000

			15,373,192	15,794,738	15,752,338

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 03/16)	10,741,488	10,538,856	10,538,856
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	759,713	759,713	759,713
		Royalty rights		—	—

			11,501,201	11,298,569	11,298,569

Electronic Systems Protection, Inc. (1%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,183,612	4,150,879	4,150,879
		Common Stock (570 shares)		285,000	369,000

			4,183,612	4,435,879	4,519,879

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,586,345	8,506,946	8,506,946

			8,586,345	8,506,946	8,506,946

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

March 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		$500,000	$740,000

				500,000	740,000

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,369,993	6,298,897	5,529,000

			6,369,993	6,298,897	5,529,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	4,500,000	4,415,726	4,415,726
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	873,286	873,286
		Unit Purchase Warrant (5,265 Units)		149,800	267,000

			5,500,000	5,438,812	5,556,012

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (2%)*	In-home primary care physician services	Subordinated Note—HP (12% Cash, 5% PIK, Due 03/16)	10,789,319	10,599,352	9,300,000
		Subordinated Note—HPH (4% Cash, 6% PIK, Due 03/16)	1,303,361	1,303,361	—
		Subordinated Note—HP (14% Cash, 2% PIK, Due 3/16)	602,970	591,498	591,498
		Royalty rights		—	—

			12,695,650	12,494,211	9,891,498

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,906,338	9,958,194	9,958,194
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,255,000

			10,906,338	10,938,194	11,213,194

Inland Pipe Rehabilitation Holding Company LLC (5%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,405,615	20,135,203	20,135,203
		Membership Interest Purchase Warrant (3.0%)		853,500	2,198,000

			20,405,615	20,988,703	22,333,203

Library Systems & Services, LLC (1%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,309,720	5,196,733	5,196,733
		Common Stock Warrants (112 shares)		58,995	771,000

			5,309,720	5,255,728	5,967,733

Magpul Industries Corp. (4%)	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,051,683	13,051,683
		Preferred Units (1,470 Units)		1,470,000	1,583,000
		Common Units (30,000 Units)		30,000	1,050,000

			13,300,000	14,551,683	15,684,683

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,574,772	8,494,784	8,494,784
		Membership Units (1,216,204 Units)		1,216,204	1,216,204

			8,574,772	9,710,988	9,710,988

Media Temple, Inc. (4%)*	Web Hosting Services	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	8,800,000	8,667,526	8,667,526
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,806,774	5,099,000
		Common Stock Purchase Warrant (28,000 Shares)		536,000	2,231,000

			12,000,000	12,010,300	15,997,526

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,315,744	5,217,911	5,217,911
		Class A Units (5,000 Units)		500,000	83,000

			5,315,744	5,717,911	5,300,911

National Investment Managers Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (11% Cash, 5% PIK, Due 09/16)	11,850,947	11,609,186	11,609,186
		Preferred A Units (90,000 Units)		900,000	479,000
		Common Units (10,000 Units)		100,000	—

			11,850,947	12,609,186	12,088,186

Novolyte Technologies, Inc. (3%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 07/16)	7,337,631	7,221,971	7,221,971
		Subordinated Note (12% Cash, 4% PIK, Due 07/16)	2,358,525	2,321,349	2,321,349
		Preferred Units (641 units)		661,227	874,000
		Common Units (24,522 units)		165,306	2,198,000

			9,696,156	10,369,853	12,615,320

Pomeroy IT Solutions (2%)*	Information Technology Outsourcing Services	Subordinated Notes (13% Cash, 2% PIK, Due 02/16)	10,232,670	10,017,621	10,017,621

			10,232,670	10,017,621	10,017,621

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	8,142,017	7,643,193	7,643,193
		Common Unit Purchase Warrants		402,000	736,000

			8,142,017	8,045,193	8,379,193

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

March 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Renew Life Formulas, Inc. (3%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Notes (12% Cash, 2% PIK, Due 03/15)	$13,283,019	$13,052,984	$13,052,984

			13,283,019	13,052,984	13,052,984

ROM Acquisition Corporation (2%)*	Military and Industrial Vehicles Equipment Manufacturing	Subordinated Note (12% Cash, 3% PIK, Due 3/17)	8,500,000	8,415,000	8,415,000

			8,500,000	8,415,000	8,415,000

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,539,166	8,539,166
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	3,823,585	3,751,521	3,751,521

			12,573,585	12,290,687	12,290,687

SRC, Inc. (2%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	8,924,137	8,701,808	8,701,808
		Common Stock Purchase Warrants		123,800	—

			8,924,137	8,825,608	8,701,808

Stella Environmental Services, LLC (1%)*	Waste Transfer Stations	Subordinated Notes (12% Cash, 3.5% PIK, Due 2/17)	6,277,344	6,132,344	6,132,344
		Common Stock Purchase Warrants		20,000	20,000

			6,277,344	6,152,344	6,152,344

Syrgis Holdings, Inc. (1%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,063,764	2,059,161	2,059,161
		Class C Units (2,114 units)		1,000,000	1,625,000

			2,063,764	3,059,161	3,684,161

The Krystal Company (3%)*	Quick Serve Restaurants	Subordinated Note (12% Cash, 3% PIK, Due 6/17)	12,232,203	11,987,783	11,987,783
		Class A Units of Limited Partnership		2,000,000	2,000,000

			12,232,203	13,987,783	13,987,783

TMR Automotive Service Supply, LLC (1%)	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	4,750,000	4,500,930	4,500,930
		Unit Purchase Warrant (329,518 units)		195,000	322,000

			4,750,000	4,695,930	4,822,930

Top Knobs USA, Inc. (3%)	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,486,949	10,338,011	10,338,011
		Common Stock (26,593 shares)		750,000	763,000

			10,486,949	11,088,011	11,101,011

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,262,200	7,122,383	7,122,383
		Series A Preferred Stock (10,000 units)		950,000	950,000
		Common Stock (55,556 units)		50,000	50,000

			7,262,200	8,122,383	8,122,383

TrustHouse Services Group, Inc. (3%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 07/18)	13,429,668	13,208,258	13,208,258
		Class A Units (1,557 units)		512,124	872,000
		Class B Units (82 units)		26,954	31,000

			13,429,668	13,747,336	14,111,258

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,597,045	5,597,045
		Common Unit (1 unit)		407,000	169,000
		Common Stock Warrants (8 shares)		321,000	904,000

			5,810,588	6,325,045	6,670,045

Twin-Star International, Inc. (1%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,479,768	4,479,768
		Senior Note (4.4%, Due 04/13)	1,049,490	1,049,490	1,049,490

			5,549,490	5,529,258	5,529,258

United Biologics, LLC (3%)*	Allergy Immunotherapy Services	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,015,000	8,976,883	8,976,883
		Class A Common Stock (177,935 shares)		1,999,989	1,999,989
		Class A & Class B Unit Purchase Warrants		838,117	838,117

			10,015,000	11,814,989	11,814,989

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,892,041	3,814,306	3,814,306
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,892,041	3,947,106	3,814,306

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

March 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 3% PIK, Due 11/16)	$7,000,000	$6,100,883	$6,100,883
		Class B Preferred Units (1,020,000 units)		1,020,000	1,055,000
		Common Unit Purchase Warrants (2,224,561 units)		782,300	1,259,000

			7,000,000	7,903,183	8,414,883

Yellowstone Landscape Group, Inc. (3%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,912,344	12,787,797	12,787,797

			12,912,344	12,787,797	12,787,797

Subtotal Non–Control / Non–Affiliate Investments			408,452,020	424,962,392	436,419,052

Affiliate Investments:
American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 10/13)	6,149,120	5,229,264	5,229,264
		Membership Units (6,516 Units)		350,000	—

			6,149,120	5,579,264	5,229,264

AP Services, Inc. (1%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,373,582	4,285,506	4,285,506
		Class A Units (933 units)		933,333	1,177,000
		Class B Units (496 units)		—	67,000

			4,373,582	5,218,839	5,529,506

Asset Point, LLC (1%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	6,131,799	6,106,812	6,106,812
		Senior Note (12% Cash, 2% PIK, Due 07/15)	620,700	620,700	555,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	831,000
		Membership Units (1,000,000 units)		8,203	373,000
		Options to Purchase Membership Units (342,407 units)		500,000	167,000
		Membership Unit Warrants (356,506 units)		—	2,000

			7,694,297	8,177,513	8,034,812

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,232,000
		Common Stock Warrant (4,000 shares)		—	36,000

				200,000	1,268,000

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (1%)*	Oil and Gas Services	Subordinated Note—Brantley Transportation (14% Cash, 5% PIK, Due 12/12)	3,997,731	3,973,079	3,973,079
		Common Unit Warrants—Brantley Transportation (4,560 common units)		33,600	381,000
		Preferred Units—Pine Street (200 units)		200,000	719,000
		Common Unit Warrants—Pine Street (2,220 units)		—	88,000

			3,997,731	4,206,679	5,161,079

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,361,089	8,223,010	8,223,010
		Class A Units (80,000 units)		800,000	1,298,000

			8,361,089	9,023,010	9,521,010

Dyson Corporation (1%)*	Custom	Class A Units (1,000,000 units)		1,000,000	3,741,000
	Forging and
	Fastener
	Supplies

				1,000,000	3,741,000

Equisales, LLC (0%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	3,157,043	3,157,043	2,659,000
		Class A Units (500,000 units)		480,900	—

			3,157,043	3,637,943	2,659,000

Fischbein Partners, LLC (2%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (12% Cash, 2% PIK, Due 10/16)	6,790,740	6,675,683	6,675,683
		Class A Units (1,750,000 units)		417,088	3,772,000

			6,790,740	7,092,771	10,447,683

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,182,542	4,113,502	4,113,502
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,020,094	1,002,804	729,000
		Preferred Units (233 units)		211,867	—
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—

			5,202,636	5,366,306	4,842,502

Plantation Products, LLC (3%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	15,377,516	15,076,580	15,076,580
		Preferred Units (1,127 units)		1,127,000	1,244,000
		Common Units (92,000 units)		23,000	155,000

			15,377,516	16,226,580	16,475,580

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	393,000

				563,602	393,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,681,558	5,619,098	5,619,098
		Common Units (50 Units)		500,000	769,000

			5,681,558	6,119,098	6,388,098

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

March 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Venture Technology Groups, Inc. (1%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	$5,499,849	$5,400,372	$3,239,000
		Class A Units (1,000,000 Units)		1,000,000	—

			5,499,849	6,400,372	3,239,000

Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	4,115,000
		Class C Preferred Units (1,444,475 Units)		1,499,531	1,818,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

				7,984,532	5,933,000

Wythe Will Tzetzo, LLC (3%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,904,615	9,904,615
		Series A Preferred Units (74,764 units)		1,500,000	1,987,000
		Common Unit Purchase Warrants (25,065 units)		301,510	443,000

			10,357,475	11,706,125	12,334,615

Subtotal Affiliate Investments			82,642,636	98,502,634	101,197,149

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note—FCL (5.0% Cash, Due 9/16)	1,469,747	1,469,747	1,469,747
		Senior Note—FCL (8.0% Cash, 2% PIK, Due 9/16)	1,153,649	1,151,698	968,000
		Senior Note—SPV (2.4% Cash, 6% PIK, Due 9/16)	964,486	964,486	—
		Members Interests—SPV (299,875 Units)		—	—

			3,587,882	3,585,931	2,437,747

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,473,830	2,955,028	208,000
		Common Stock (2,978 shares)		294,624	—

			3,473,830	3,249,652	208,000

Fischbein, LLC (1%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		59,315	283,816
		Class A Common Units (3,839,068 units)		453,630	1,859,433

				512,945	2,143,249

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (8.5% Cash, Due 03/15)	3,267,018	3,000,000	2,030,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—

			3,267,018	4,116,440	2,030,000

Subtotal Control Investments			10,328,730	11,464,968	6,818,996

Total Investments, March 31, 2012 (132%)*			$501,423,386	$534,929,994	$544,435,197

*	Value as a percent of net assets
(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.
(2)	Disclosures of interest rates on notes include cash interest rates and payment–in–kind (“PIK”) interest rates.
(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.
(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,127,773	$4,103,291	$4,103,291
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	760,000

			4,140,630	4,387,080	5,004,719

Ann’s House of Nuts, Inc. (3%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,080,843	6,716,662	6,716,662
		Preferred A Units (22,368 units)		2,124,957	2,407,000
		Preferred B Units (10,380 units)		986,059	1,204,000
		Common Units (190,935 units)		150,000	—
		Common Stock Warrants (14,558 shares)		14,558	—

			7,080,843	9,992,236	10,327,662

Aramsco, Inc. (1%)	Environmental	Subordinated Note (12% Cash, 2% PIK, Due
	Emergency Preparedness Products Distributor	03/14)	1,800,997	1,673,278	1,673,278

			1,800,997	1,673,278	1,673,278

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 Shares)		516,867	773,000

				516,867	773,000

BioSan Laboratories, Inc. (2%)*	Nutritional	Subordinated Note (12% Cash, 3.8% PIK, Due
	Supplement Manufacturing and Distribution	10/16)	5,276,296	5,179,676	5,179,676

			5,276,296	5,179,676	5,179,676

Botanical Laboratories, Inc. (3%)*	Nutritional	Senior Notes (14% Cash, 1% PIK, Due 02/15)	10,114,528	9,580,196	9,122,000
	Supplement	Common Unit Warrants (998,680 Units)		474,600	—

	Manufacturing		10,114,528	10,054,796	9,122,000
	and Distribution

Capital Contractors, Inc. (3%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,185,225	8,617,853	8,617,853
		Common Stock Warrants (20 shares)		492,000	398,000

			9,185,225	9,109,853	9,015,853

Carolina Beverage Group, LLC (4%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash, 4% PIK, Due 02/16)	13,260,895	13,055,973	13,055,973
		Class A Units (11,974 Units)		1,077,615	1,120,000
		Class B Units (11,974 Units)		119,735	—

			13,260,895	14,253,323	14,175,973

CRS Reprocessing, LLC (8%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,357,260	11,022,004	11,022,004
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,016,583	10,020,937	10,020,937
		Series C Preferred Units (26 Units)		288,342	476,000
		Common Unit Warrant (550 Units)		1,253,556	4,040,000

			22,373,843	22,584,839	25,558,941

CV Holdings, LLC (5%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	9,279,054	8,845,875	8,845,875
		Subordinated Note (12% Cash, Due 09/13)	6,000,000	5,912,355	5,912,355
		Royalty rights		874,400	920,000

			15,279,054	15,632,630	15,678,230

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 03/16)	10,660,442	10,448,050	10,448,050
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	752,083	752,083	752,083
		Royalty rights		—	—

			11,412,525	11,200,133	11,200,133

Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,162,798	4,128,357	4,128,357
		Senior Note (8.3% Cash, Due 01/14)	681,475	681,475	681,475
		Common Stock (570 shares)		285,000	367,000

			4,844,273	5,094,832	5,176,832

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,478,731	8,391,839	8,391,839

			8,478,731	8,391,839	8,391,839

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	820,000

				500,000	820,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	6,274,350	6,198,309	5,104,000

			6,274,350	6,198,309	5,104,000

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	$4,500,000	$4,411,111	$4,411,111
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	865,687	865,687
		Unit Purchase Warrant (5,265 Units)		149,800	216,000

			5,500,000	5,426,598	5,492,798

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (3%)*	In-home primary care physician services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	10,654,096	10,454,979	8,868,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,283,791	1,283,791	—
		Royalty rights		—	—

			11,937,887	11,738,770	8,868,000

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,878,815	9,876,796	9,876,796
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,348,000

			10,878,815	10,856,796	11,224,796

Inland Pipe Rehabilitation Holding Company LLC (7%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,277,473	19,996,881	19,996,881
		Membership Interest Purchase Warrant (3.0%)		853,500	2,112,000

			20,277,473	20,850,381	22,108,881

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,001	5,130,053	5,130,053
		Common Stock Warrants (112 shares)		58,995	723,000

			5,250,001	5,189,048	5,853,053

Magpul Industries Corp. (4%)	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,042,711	13,042,711
		Preferred Units (1,470 Units)		1,470,000	1,470,000
		Common Units (30,000 Units)		30,000	30,000

			13,300,000	14,542,711	14,542,711

McKenzie Sports Products, LLC (2%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,071,841	5,966,205	5,966,205

			6,071,841	5,966,205	5,966,205
Media Storm, LLC (3%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,532,111	8,449,580	8,449,580
		Membership Units (1,216,204 Units)		1,216,204	1,216,204

			8,532,111	9,665,784	9,665,784

Media Temple, Inc. (5%)*	Web Hosting Services	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	8,800,000	8,658,463	8,658,463
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,778,030	4,687,000
		Common Stock Purchase Warrant (28,000 Shares)		536,000	2,051,000

			12,000,000	11,972,493	15,396,463

Minco Technology Labs, LLC (2%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,272,430	5,170,334	5,170,334
		Class A Units (5,000 Units)		500,000	31,000

			5,272,430	5,670,334	5,201,334

National Investment Managers Inc. (4%)*	Retirement Plan Administrator	Subordinated Note (11% Cash, 5% PIK, Due 09/16)	11,703,034	11,450,996	11,450,996
		Preferred A Units (90,000 Units)		900,000	479,000
		Common Units (10,000 Units)		100,000	—

			11,703,034	12,450,996	11,929,996

Novolyte Technologies, Inc. (4%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 07/16)	7,264,182	7,143,362	7,143,362
		Subordinated Note (12% Cash, 4% PIK, Due 07/16)	2,334,916	2,296,081	2,296,081
		Preferred Units (641 units)		661,227	888,000
		Common Units (24,522 units)		165,306	1,744,000

			9,599,098	10,265,976	12,071,443

Pomeroy IT Solutions (3%)*	Information	Subordinated Notes (13% Cash, 2% PIK, Due

	Technology Outsourcing Services	02/16)	10,181,198	9,955,154	9,955,154

			10,181,198	9,955,154	9,955,154

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	8,100,993	7,580,433	7,580,433
		Common Unit Purchase Warrants		402,000	548,000

			8,100,993	7,982,433	8,128,433

Renew Life Formulas, Inc. (4%)*	Nutritional	Subordinated Notes (12% Cash, 3% PIK, Due
	Supplement	03/15)	13,401,006	13,155,235	13,155,235
	Manufacturing
	and
	Distribution

			13,401,006	13,155,235	13,155,235

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Sheplers, Inc. (4%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	$8,750,000	$8,531,250	$8,531,250
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	3,758,021	3,683,021	3,683,021

			12,508,021	12,214,271	12,214,271

SRC, Inc. (3%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	8,879,665	8,640,013	8,640,013
		Common Stock Purchase Warrants		123,800	—

			8,879,665	8,763,813	8,640,013

Syrgis Holdings, Inc. (1%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,444,766	2,437,942	2,437,942
		Class C Units (2,114 units)		1,000,000	1,597,000

			2,444,766	3,437,942	4,034,942

TBG Anesthesia Management, LLC (3%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	10,750,000	10,445,062	10,445,062
		Warrant (263 shares)		276,100	239,000

			10,750,000	10,721,162	10,684,062

TMR Automotive Service Supply, LLC (2%)	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	5,000,000	4,738,933	4,738,933
		Unit Purchase Warrant (329,518 units)		195,000	284,000

			5,000,000	4,933,933	5,022,933

Top Knobs USA, Inc. (3%)	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,369,002	10,209,875	10,209,875
		Common Stock (26,593 shares)		750,000	733,000

			10,369,002	10,959,875	10,942,875

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,216,500	7,072,500	7,072,500
		Series A Preferred Stock (10,000 units)		950,000	950,000
		Common Stock (55,556 units)		50,000	50,000

			7,216,500	8,072,500	8,072,500

TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 07/18)	13,362,115	13,136,232	13,136,232
		Class A Units (1,557 units)		512,124	799,000
		Class B Units (82 units)		26,954	28,000

			13,362,115	13,675,310	13,963,232

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,574,292	5,574,292
		Common Unit (1 unit)		200,000	117,000
		Common Stock Warrants (8 shares)		321,000	627,000

			5,810,588	6,095,292	6,318,292

Twin-Star International, Inc. (2%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,476,065	4,476,065
		Senior Note (4.4%, Due 04/13)	1,052,240	1,052,240	1,052,240

			5,552,240	5,528,305	5,528,305

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,858,183	3,773,066	3,773,066
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,858,183	3,905,866	3,773,066

Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 3% PIK, Due 11/16)	7,000,000	6,065,200	6,065,200
		Class B Preferred Units (1,020,000 units)		1,020,000	1,020,000
		Common Unit Purchase Warrants (2,224,561 units)		782,300	782,300

			7,000,000	7,867,500	7,867,500

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	12,816,222	12,678,077	12,678,077

			12,816,222	12,678,077	12,678,077

Subtotal Non–Control / Non–Affiliate Investments			377,095,379	389,312,451	396,502,490

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Affiliate Investments:
American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (10% PIK, Due 10/13)	$6,056,794	$5,213,450	$5,213,450
		Membership Units (6,516 Units)		350,000	—

			6,056,794	5,563,450	5,213,450

AP Services, Inc. (2%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,351,545	4,258,465	4,258,465
		Class A Units (933 units)		933,333	1,181,000
		Class B Units (496 units)		—	80,000

			4,351,545	5,191,798	5,519,465

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	6,054,948	6,024,163	6,024,163
		Senior Note (12% Cash, 2% PIK, Due 07/15)	617,572	617,572	518,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	786,000
		Membership Units (1,000,000 units)		8,203	346,000
		Options to Purchase Membership Units (342,407 units)		500,000	149,000
		Membership Unit Warrants (356,506 units)		—	2,000

			7,614,318	8,091,736	7,825,163

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,140,000
		Common Stock Warrant (4,000 shares)		—	33,000

				200,000	1,173,000

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (2%)*	Oil and Gas Services	Subordinated Note—Brantley Transportation (14% Cash, 5% PIK, Due 12/12)	3,947,627	3,915,231	3,915,231
		Common Unit Warrants—Brantley Transportation (4,560 common units)		33,600	401,000
		Preferred Units—Pine Street (200 units)		200,000	757,000
		Common Unit Warrants—Pine Street (2,220 units)		—	99,000

			3,947,627	4,148,831	5,172,231

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,277,116	8,133,312	8,133,312
		Class A Units (80,000 units)		800,000	1,292,000

			8,277,116	8,933,312	9,425,312

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,836,000

				1,000,000	3,836,000

Equisales, LLC (1%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	3,125,336	3,116,853	3,045,000
		Class A Units (500,000 units)		480,900	535,000

			3,125,336	3,597,753	3,580,000

Fischbein Partners, LLC (3%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (12% Cash, 2% PIK, Due 10/16)	6,756,525	6,636,697	6,636,697
		Class A Units (1,750,000 units)		417,088	3,344,000

			6,756,525	7,053,785	9,980,697

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,135,501	4,063,598	4,063,598
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,014,963	996,975	716,000
		Preferred Units (233 units)		211,867	—
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—

			5,150,464	5,310,573	4,779,598

Plantation Products, LLC (5%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	15,203,916	14,889,867	14,889,867
		Preferred Units (1,127 units)		1,127,000	1,221,000
		Common Units (92,000 units)		23,000	142,000

			15,203,916	16,039,867	16,252,867

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	393,000

				563,602	393,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,610,350	5,543,617	5,543,617
		Common Units (50 Units)		500,000	589,000

			5,610,350	6,043,617	6,132,617

TRIANGLE CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Venture Technology Groups, Inc. (2%)*	Fluid and Gas	Subordinated Note (12.5% Cash, 4% PIK,
	Handling Products Distributor	Due 09/16)	$5,444,612	$5,341,062	$5,341,062
		Class A Units (1,000,000 Units)		1,000,000	530,000

			5,444,612	6,341,062	5,871,062

Waste Recyclers Holdings, LLC (2%)*	Environmental and Facilities Services	Class A Preferred Units (280 Units)		2,251,100	—
		Class B Preferred Units (985,372 Units)		3,304,218	4,310,000
		Class C Preferred Units (1,444,475 Units)		1,499,531	1,752,000
		Common Unit Purchase Warrant (1,170,083 Units)		748,900	—
		Common Units (153,219 Units)		180,783	—

				7,984,532	6,062,000

Wythe Will Tzetzo, LLC (4%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,885,836	9,885,836
		Series A Preferred Units (74,764 units)		1,500,000	1,784,000
		Common Unit Purchase Warrants (25,065 units)		301,510	380,000

			10,357,475	11,687,346	12,049,836

Subtotal Affiliate Investments			81,896,078	97,751,264	103,266,298

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note—FCL (5.0% Cash, Due 9/16)	1,485,821	1,478,538	1,478,538
		Senior Note—FCL (8.0% Cash, 2% PIK, Due 9/16)	1,147,836	1,145,436	955,000
		Senior Note—SPV (2.5% Cash, 6% PIK, Due 9/16)	950,328	950,328	343,000
		Members Interests—SPV (299,875 Units)		—	—

			3,583,985	3,574,302	2,776,538

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,281,284	2,780,028	443,000
		Common Stock (2,978 shares)		294,624	—

			3,281,284	3,074,652	443,000

Fischbein, LLC (1%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		59,315	283,816
		Class A Common Units (3,839,068 units)		453,630	1,859,433

				512,945	2,143,249

Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (8.5% Cash, Due 03/15)	3,198,299	3,000,000	1,947,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—

			3,198,299	4,116,440	1,947,000

Subtotal Control Investments			10,063,568	11,278,339	7,309,787

Total Investments, December 31, 2011(152%)*			$469,055,025	$498,342,054	$507,078,575

*	Value as a percent of net assets
(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.
(2)	Disclosures of interest rates on subordinated notes include cash interest rates and payment–in–kind (“PIK”) interest rates.
(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.
(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS

Organization

Triangle Capital Corporation and its wholly owned subsidiaries, including Triangle Mezzanine Fund LLLP ( “Triangle SBIC”) and Triangle Mezzanine Fund II LP (“Triangle SBIC II”) (collectively, the “Company”), operates as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Triangle SBIC and Triangle SBIC II are specialty finance limited partnerships formed to make investments primarily in middle market companies located throughout the United States. On September 11, 2003, Triangle SBIC was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Triangle SBIC II obtained its license to operate as an SBIC. As SBICs, both Triangle SBIC and Triangle SBIC II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2011. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements categorized in Level 3 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s process for measuring fair values or on its financial statements, other than the inclusion of additional required disclosures.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for the quarter ended March 31, 2011 in order to conform to current presentation. The Company had historically included losses realized on the extinguishment of debt in “Amortization of deferred financing fees” in the Consolidated Statements of Operations. Effective January 1, 2012, the Company records losses on the extinguishment of debt as a separate line item in the Consolidated Statements of Operations. See Note 4 to the Consolidated Financial Statements for further discussion of deferred financing fees.

2. INVESTMENTS

The Company primarily invests in subordinated debt (or 2nd lien notes) of privately held companies. These subordinated debt investments generally are secured by a second priority security interest in the assets of the borrower. In addition, the Company generally invests in an equity instrument of the borrower, such as warrants to purchase common stock in the portfolio company or direct preferred or common equity interests. The Company also invests in senior debt (or 1st lien notes) on a more limited basis.

The cost basis of our debt investments include any unamortized original issue discount, unamortized loan origination fees and payment–in–kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2012:
Subordinated debt and 2nd lien notes	$417,351,461	78%	$408,479,846	75%
Senior debt and 1st lien notes	68,624,919	13	68,441,221	13
Equity shares	38,948,717	7	49,504,013	9
Equity warrants	9,130,497	2	17,178,117	3
Royalty rights	874,400	—	832,000	—

	$534,929,994	100%	$544,435,197	100%

December 31, 2011:
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—

	$498,342,054	100%	$507,078,575	100%

During the three months ended March 31, 2012, the Company made four new investments totaling approximately $41.0 million and investments in three existing portfolio companies totaling approximately $1.0 million. During the three months ended March 31, 2011, the Company made five new investments totaling approximately $51.5 million and investments in four existing portfolio companies totaling approximately $16.8 million.

Investment Valuation Process

The Company has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Under ASC Topic 820, a financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. The three levels of valuation inputs established by ASC Topic 820 are as follows:

Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs – include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 Inputs – include inputs that are unobservable and significant to the fair value measurement.

The Company’s investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are not available. Therefore, the Company determines the fair value of its investments in good faith using level 3 inputs, pursuant to a valuation policy and process that is established by the management of the Company with the assistance of certain third-party advisors and subsequently approved by the Company’s Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The Company’s valuation process is led by the Company’s executive officers and managing directors. The Company’s valuation process begins with a quarterly review of each investment in the Company’s investment portfolio by the Company’s executive officers and investment committee. Valuations of each portfolio security are then prepared by the Company’s investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under the Company’s valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer of the Company. Generally, any investment that is valued below cost is subjected to review by one of the Company’s executive officers. After the peer review is complete, the Company engages Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, to provide a third-party review of certain investments, as described further below. In addition, all investment valuations are provided to the Company’s independent registered public accounting firm each quarter in connection with quarterly review procedures and the annual audit of our financial statements. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of the Company’s investments in accordance with the 1940 Act.

Duff & Phelps provides third party valuation consulting services to the Company which consist of certain limited procedures that the Company identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). The Company generally requests Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Company generally requests Duff & Phelps to perform the procedures on a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the Company’s stockholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.

The total number of investments and the percentage of the investment portfolio on which the Company asked Duff & Phelps to perform such procedures are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)

March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%

(1)	Exclusive of the fair value of new investments made during the quarter

Upon completion of the procedures, Duff & Phelps concluded that the fair value of those investments subjected to the procedures appeared reasonable. The Company’s Board of Directors is ultimately responsible for determining the fair value of the Company’s investments in good faith.

Investment Valuation Inputs

Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For the Company’s portfolio securities, fair value is generally the amount that the Company might reasonably expect to receive upon the current sale of the security. Under ASC Topic 820, the fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. Under ASC Topic 820, if no market for the security exists or if the Company does not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market. The securities in which the Company invests are generally only purchased and sold in merger and acquisition transactions, in which case the entire portfolio company is sold to a third-party purchaser. As a result, unless the Company has the ability to control such a transaction, the assumed principal market for the Company’s securities is a hypothetical secondary market. The level 3 inputs to the Company’s valuation process reflect the Company’s best estimate of the assumptions that would be used by market participants in pricing the investment in a transaction in a hypothetical secondary market.

Enterprise Value Waterfall Approach

In valuing equity securities (including warrants), the Company estimates fair value using an “Enterprise Value Waterfall” valuation model. The Company estimates the enterprise value of a portfolio company and then allocates the enterprise value to the portfolio company's securities in order of their relative liquidation preference. In addition, the Company assumes that any outstanding debt or other securities that are senior to the Company’s equity securities are required to be repaid at par.

To estimate the enterprise value of the portfolio company, the Company primarily uses a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance. In addition, the Company considers other factors, including but not limited to (i) offers from third-parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and, (iv) when the Company believes there are comparable companies that are publicly traded, a review of these publicly traded companies and the market multiple of their equity securities.

The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. Such inputs can be based on historical operating results, projections of future operating results, or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, the Company utilizes the most recent portfolio company financial statements and forecasts available as of the valuation date. The Company also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Fair value measurements using the Enterprise Value Waterfall model can be sensitive to significant changes in one or more of the inputs. A significant increase in either the transaction multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher fair value for that security.

Income Approach

In valuing debt securities, the Company utilizes an “Income Approach” model that considers factors including, but not limited to, (i) the stated yield on the debt security, (ii) the portfolio company’s current trailing twelve months’ (“TTM”) Adjusted EBITDA as compared to the portfolio company’s historical or projected Adjusted EBITDA as of the date the investment was made and the portfolio company’s anticipated Adjusted EBITDA for the next twelve months of operations, (iii) the portfolio company’s current Leverage Ratio (defined as the portfolio company’s total indebtedness divided by Adjusted EBITDA) as compared to its Leverage Ratio as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and (v) when the Company believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt. In addition, the Company uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. This risk rating system covers both qualitative and quantitative aspects of the business and the securities held.

The Company considers the factors above, particularly any significant changes in the portfolio company’s results of operations and leverage, and develops an expectation of the yield that a hypothetical market participant would require when purchasing the debt investment (the “Required Rate of Return”). The Required Rate of Return, along with the Leverage Ratio and Adjusted EBITDA are the significant Level 3 inputs to the Income Approach model. For investments where the Leverage Ratio and Adjusted EBITDA have not fluctuated significantly from the date the investment was made or have not fluctuated significantly from the Company’s expectations as of the date the investment was made, and where there have been no significant fluctuations in the market pricing for such investments, the Company may conclude that the Required Rate of Return is equal to the stated rate on the investment and therefore, the debt security is appropriately priced. In instances where the Company determines that the Required Rate of Return is different from the stated rate on the investment, the Company discounts the contractual cash flows on the debt instrument using the Required Rate of Return in order to estimate the fair value of the debt security.

Fair value measurements using the Income Approach model can be sensitive to significant changes in one or more of the inputs. A significant increase (decrease) in the Required Rate of Return or Leverage Ratio inputs for a particular debt security may result in a lower (higher) fair value for that security. A significant increase (decrease) in the Adjusted EBITDA input for a particular debt security may result in a higher (lower) fair value for that security.

The fair value of the Company’s royalty rights are calculated based on specific provisions contained in the pertinent operating or royalty agreements. The determination of the fair value of such royalty rights is not a significant component of the Company’s valuation process.

The ranges and weighted-average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities as of March 31, 2012 are summarized as follows:

	Fair Value As of March 31, 2012	Valuation Model	Level 3 Input	Range of Inputs	Weighted- Average
Subordinated debt and 2nd lien notes	$408,479,846	Income Approach	Required Rate of Return	13.0% - 30.0%	15.6%
			Leverage Ratio	1.3x – 6.5x	3.2x
			Adjusted EBITDA	$(0.4) million – $43.1 million	$13.9 million
Senior debt and 1st lien notes	68,441,221	Income Approach	Required Rate of Return	4.4% - 19.0%	14.8%
			Leverage Ratio	0.7x – 5.6x	2.7x
			Adjusted EBITDA	$1.5 million – $29.5 million	$6.0 million
Equity shares and warrants	66,682,130	Enterprise Value	Adjusted EBITDA Multiple	4.0x – 11.0x	6.5x
		Waterfall Approach	Adjusted EBITDA	$(0.6) million – $36.1 million	$15.6 million
			Revenue Multiple	0.7x – 1.5x	1.4x
			Revenues	$7.7 million –$47.6 million	$25.2 million

The following table presents the Company’s investment portfolio at fair value as of March 31, 2012 and December 31, 2011, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at March 31, 2012
	Level 1	Level 2	Level 3	Total

Subordinated debt and 2nd lien notes	$—	$—	$408,479,846	$408,479,846
Senior debt and 1st lien notes	—	—	68,441,221	68,441,221
Equity shares	—	—	49,504,013	49,504,013
Equity warrants	—	—	17,178,117	17,178,117
Royalty rights	—	—	832,000	832,000

	$—	$—	$544,435,197	$544,435,197

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total

Subordinated debt and 2nd lien notes	$—	$—	$387,169,056	$387,169,056
Senior debt and 1st lien notes	—	—	59,974,195	59,974,195
Equity shares	—	—	43,972,024	43,972,024
Equity warrants	—	—	15,043,300	15,043,300
Royalty rights	—	—	920,000	920,000

	$—	$—	$507,078,575	$507,078,575

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total

Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	27,726,000	9,161,883	4,206,989	858,117	—	41,952,989
Loan origination fees received	(466,420)	(200,000)	—	—	—	(666,420)
Principal repayments received	(7,048,039)	(1,205,805)	—	—	—	(8,253,844)
PIK interest earned	2,837,384	424,087	—	—	—	3,261,471
PIK interest payments received	(260,426)	(296,683)	—	—	—	(557,109)
Accretion of loan discounts	316,068	58,273	—	—	—	374,341
Accretion of deferred loan origination revenue	416,175	60,337	—	—	—	476,512
Unrealized gain (loss)	(2,209,952)	464,934	1,325,000	1,276,700	(88,000)	768,682

Fair value, end of period	$408,479,846	$68,441,221	$49,504,013	$17,178,117	$832,000	$544,435,197

Three Months Ended March 31, 2011:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total

Fair value, beginning of period	$234,049,688	$44,584,148	$38,719,699	$7,902,458	$734,600	$325,990,593
New investments	56,674,559	9,000,000	2,086,951	514,002	—	68,275,512
Loan origination fees received	(1,226,292)	(240,000)	—	—	—	(1,466,292)
Principal repayments received	(14,661,635)	(275,229)	—	—	—	(14,936,864)
PIK interest earned	1,660,485	281,803	—	—	—	1,942,288
PIK interest payments received	(975,162)	(109,633)	—	—	—	(1,084,795)
Accretion of loan discounts	236,146	24,840	—	—	—	260,986
Accretion of deferred loan origination revenue	375,950	39,297	—	—	—	415,247
Unrealized gain (loss)	753,099	35,021	4,225,437	(331,102)	107,500	4,789,955

Fair value, end of period	$276,886,838	$53,340,247	$45,032,087	$8,085,358	$842,100	$384,186,630

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s statements of operations. Pre-tax net unrealized gains on investments of $0.8 million during the three months ended March 31, 2012 are related to portfolio company investments that were still held by the Company as of March 31, 2012. Pre-tax net unrealized gains on investments of $4.8 million during the three months ended March 31, 2011 are related to portfolio company investments that were still held by the Company as of March 31, 2011.

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

Fee Income

Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized loan origination fees are recognized as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when received.

Payment-in-Kind Interest

The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain a payment–in–kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

To maintain the Company’s status as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as Amended (the “Code”), PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount it is required to pay to stockholders in the form of dividends, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Concentration of Credit Risk

The Company’s investments are generally in lower middle–market companies in a variety of industries. At both March 31, 2012 and December 31, 2011, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2012 and December 31, 2011, the Company’s largest single portfolio company investment represented approximately 4.7% and 5.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

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

3. INCOME TAXES

The Company has elected for federal income tax purposes to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2011, 2010 and 2009 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.

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

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), the Company must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

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

For federal income tax purposes, the cost of investments owned at March 31, 2012 was approximately $537.4 million.

4. LONG–TERM DEBT

The Company had the following borrowings outstanding as of March 31, 2012 and December 31, 2011:

Issuance/Pooling Date	Maturity Date	Prioritized Return (Interest) Rate	March 31, 2012	December 31, 2011
SBA Debentures:
March 28, 2007	March 1, 2017	6.231%	—	4,000,000
March 26, 2008	March 1, 2018	6.214%	—	6,410,000
September 24, 2008	September 1, 2018	6.455%	50,900,000	50,900,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000

SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	7,081,133	7,037,504
Credit Facility
May 9, 2011	May 8, 2014	Variable	—	15,000,000
Senior Notes
March 2, 2012	March 15, 2019	7.000%	69,000,000	—

			$282,871,133	$239,237,504

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

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of March 31, 2012, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of March 31, 2012, Triangle SBIC has issued $139.6 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of March 31, 2012, Triangle SBIC II has issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of March 31, 2012 and December 31, 2011 were 4.76% and 4.83%, respectively.

In addition to a one–time 1.0% fee on the total commitment from the SBA, the Company also pays a one–time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the three months ended March 31, 2012 and 2011, the Company prepaid approximately $10.4 million and $9.5 million, respectively, of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.2 million in each respective period.

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

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The Company pays unused commitment fees of 0.375% per annum, which are included with Interest and other credit facility fees on the Company’s Consolidated Statement of Operations. As of March 31, 2012, the Company had no borrowings outstanding under the Credit Facility. As of December 31, 2011, the Company had $15.0 million in borrowings outstanding under the Credit Facility with an interest rate of 5.2%.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum liquidity ratio and (iii) maintaining minimum consolidated tangible net worth. As of March 31, 2012, the Company was in compliance with all covenants of the Credit Facility.

Senior Notes Due 2019

In March 2012, the Company issued $69.0 million of senior unsecured notes (the “Senior Notes”). The Senior Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The Senior Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the Senior Notes, after underwriting discounts and offering expenses, were approximately $66.8 million.

5. EQUITY-BASED AND OTHER COMPENSATION PLANS

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

The following table presents information with respect to the Plan for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

Unvested shares, beginning of period	359,555	$15.39	302,698	$11.40
Shares granted during the period	227,631	$18.96	152,779	$20.51
Shares vested during the period	(107,067)	$13.61	(68,873)	$11.25

Unvested shares, end of period	480,119	$17.48	386,604	$15.03

In the three months ended March 31, 2012 and 2011, the Company recognized equity-based compensation expense of approximately $0.6 million and $0.4 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations. As of March 31, 2012, there was approximately $7.5 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

The Company’s Board of Directors has adopted a nonqualified deferred compensation plan covering the Company’s executive officers and key employees. Any compensation deferred and the Company’s contributions will earn a return based on the returns on certain investments designated by the Compensation Committee of the Company’s Board of Directors. Participants are 100% vested in amounts deferred under the plan and the earnings thereon. Contributions to the plan and earnings thereon vest ratably over a four-year period.

The Company maintains a 401(k) plan in which all full-time employees who are at least 21 years of age and have 90 days of service are eligible to participate and receive employer contributions. Eligible employees may contribute a portion of their compensation on a pretax basis into the 401(k) plan up to the maximum amount allowed under the Code, and direct the investment of their contributions.

6. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Per share data:
Net asset value at beginning of period	$14.68	$12.09
Net investment income(1)	0.49	0.47
Net unrealized appreciation on investments(1)	0.02	0.27

Total increase from investment operations(1)	0.51	0.74

Cash dividends/distributions declared	(0.47)	(0.42)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.01
Common stock offerings	0.55	1.17
Stock-based compensation	(0.13)	(0.11)
Loss on extinguishment of debt(1)	(0.01)	(0.01)
Income tax provision(1)	—	—
Other(2)	(0.02)	(0.05)

Net asset value at end of period	$15.12	$13.42

Market value at end of period(3)	$19.75	$18.06

Shares outstanding at end of period	27,263,151	18,569,856
Net assets at end of period	$412,143,265	$249,218,498
Average net assets	$364,159,187	$205,618,569
Ratio of total expenses to average net assets (annualized)	8%	9%
Ratio of net investment income to average net assets (annualized)	13%	15%
Portfolio turnover ratio	2%	5%
Total Return(4)	6%	(3%)
Efficiency Ratio(5)	19%	19%

(1)	Weighted average basic per share data.
(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Represents the closing price of the Company’s common stock on the last day of the period.
(4)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.
(5)	Efficiency Ratio equals general and administrative expenses divided by total investment income.

7. SUBSEQUENT EVENTS

In April 2012, the Company invested $23.0 million in subordinated debt and equity of WSO Holdings, LP (“WSO”), a producer of organic and fair trade sugars, syrups, nectars and honeys. Under the terms of the investment, WSO will pay interest on the subordinated debt at a rate of 14% per annum.

In April 2012, the Company received a full repayment of its subordinated debt investments in Novolyte Technologies, Inc. (“Novolyte”). In addition, the Company sold its preferred and common equity interests in Novolyte for net proceeds of approximately $3.2 million, resulting in a realized gain of approximately $2.4 million.

In April 2012, the Company invested $7.0 million in subordinated debt of Tomich Brothers, LLC (“Tomich”), a processor and world-wide distributor of seafood indigenous to the waters of California. Under the terms of the investment, Tomich will pay interest on the subordinated debt at a rate of 15% per annum.

In April 2012, the Company invested $18.5 million in senior subordinated debt and equity of Chromaflo Technologies, LLC. (“Chromaflo”), a developer, manufacturer and distributor of architectural and industrial colorants for the paint and coatings industries. Under the terms of the investment, Chromaflo will pay interest on the senior subordinated debt at a rate of 14% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Forward-Looking Statements

Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies. Our investments generally range from $5.0 million to $25.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Loan origination fees received in connection with our debt investments are recognized as investment income over the life of the loan using the effective interest method or, in some cases, recognized as earned. We also receive fees from our portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when received. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of March 31, 2012 and December 31, 2011 the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.1% and 15.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 14.0% and 13.9% as of March 31, 2012 and December 31, 2011, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 13.8% and 13.6% as of March 31, 2012 and December 31, 2011, respectively.

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

Portfolio Composition

The total value of our investment portfolio was $544.4 million as of March 31, 2012, as compared to 507.1 million as of December 31, 2011. As of March 31, 2012, we had investments in 66 portfolio companies with an aggregate cost of $534.9 million. As of December 31, 2011, we had investments in 63 portfolio companies with an aggregate cost of $498.3 million. As of both March 31, 2012 and December 31, 2011, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2012 and December 31, 2011, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2012:
Subordinated debt and 2nd lien notes	$417,351,461	78%	$408,479,846	75%
Senior debt and 1st lien notes	68,624,919	13	68,441,221	13
Equity shares	38,948,717	7	49,504,013	9
Equity warrants	9,130,497	2	17,178,117	3
Royalty rights	874,400	—	832,000	—

	$534,929,994	100%	$544,435,197	100%

December 31, 2011:
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—

	$498,342,054	100%	$507,078,575	100%

Investment Activity

During the three months ended March 31, 2012, the Company made four new investments totaling approximately $41.0 million, debt investments in two existing portfolio companies totaling approximately $0.8 million and one equity investment in an existing portfolio company totaling approximately $0.2 million. We had two portfolio company loans repaid at par totaling approximately $6.7 million and received normal principal repayments and partial loan prepayments totaling approximately $1.6 million in the three months ended March 31, 2012.

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

Total portfolio investment activity for the three months ended March 31, 2012 and 2011 was as follows:

Three Months Ended March 31, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total

Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	27,726,000	9,161,883	4,206,989	858,117	—	41,952,989
Loan origination fees received	(466,420)	(200,000)	—	—	—	(666,420)
Principal repayments received	(7,048,039)	(1,205,805)	—	—	—	(8,253,844)
PIK interest earned	2,837,384	424,087	—	—	—	3,261,471
PIK interest payments received	(260,426)	(296,683)	—	—	—	(557,109)
Accretion of loan discounts	316,068	58,273	—	—	—	374,341
Accretion of deferred loan origination revenue	416,175	60,337	—	—	—	476,512
Unrealized gain (loss)	(2,209,952)	464,934	1,325,000	1,276,700	(88,000)	768,682

Fair value, end of period	$408,479,846	$68,441,221	$49,504,013	$17,178,117	$832,000	$544,435,197

Weighted average yield on debt investments at end of period(1)						15.1%

Weighted average yield on total investments at end of period(1)						14.0%

Weighted average yield on total investments at end of period						13.8%

Three Months Ended March 31, 2011:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total

Fair value, beginning of period	$234,049,688	$44,584,148	$38,719,699	$7,902,458	$734,600	$325,990,593
New investments	56,674,559	9,000,000	2,086,951	514,002	—	68,275,512
Loan origination fees received	(1,226,292)	(240,000)	—	—	—	(1,466,292)
Principal repayments received	(14,661,635)	(275,229)	—	—	—	(14,936,864)
PIK interest earned	1,660,485	281,803	—	—	—	1,942,288
PIK interest payments received	(975,162)	(109,633)	—	—	—	(1,084,795)
Accretion of loan discounts	236,146	24,840	—	—	—	260,986
Accretion of deferred loan origination revenue	375,950	39,297	—	—	—	415,247
Unrealized gain (loss)	753,099	35,021	4,225,437	(331,102)	107,500	4,789,955

Fair value, end of period	$276,886,838	$53,340,247	$45,032,087	$8,085,358	$842,100	$384,186,630

Weighted average yield on debt investments at end of period(1)						15.2%

Weighted average yield on total investments at end of period(1)						13.9%

Weighted average yield on total investments at end of period						13.3%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2011, the fair value of our non-accrual assets was approximately $7.6 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $11.0 million, which comprised 2.2% of the total cost of our portfolio. As of March 31, 2012, the fair value of our non-accrual assets was approximately $2.2 million, which comprised 0.4% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $6.0 million, which comprised 1.1% of the total cost of our portfolio.

Our non-accrual assets as of March 31, 2012 are as follows:

Gerli and Company

In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. Under the terms of the new note, interest on the note is payable only if Gerli meets certain covenants, which they were not compliant with as of March 31, 2012. In the three months ended March 31, 2012, we recognized unrealized appreciation on our debt investment in Gerli of approximately $0.1 million. As of March 31, 2012, the cost of our debt investment in Gerli was $3.0 million and the fair value was $2.0 million.

Fire Sprinkler Systems, Inc.

In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. In the three months ended, March 31, 2011, we recorded unrealized depreciation of $0.4 million on our debt investment in Fire Sprinkler Systems. As of March 31, 2012, the cost of our debt investment in Fire Sprinkler Systems was $3.0 million and the fair value of such investment was $0.2 million.

PIK Non-Accrual Asset

In addition, in certain circumstances, we may receive current cash interest payments related to a loan, but because we do not expect the borrower to be able to meet its debt obligations with respect to PIK interest, we will not recognize contractual PIK interest on the loan for financial reporting purposes. As of December 31, 2011, there were no investments on PIK non-accrual status. As of March 31, 2012, both the fair value and cost of our “PIK non-accrual asset” were approximately $5.2 million, which comprised 1.0% of both the total fair value of our portfolio and the cost of our portfolio.

Our PIK non-accrual asset as of March 31, 2012 is as follows:

American De-Rosa Lamparts, LLC and Hallmark Lighting

In September 2009, we received notification from ADL’s senior lender that ADL was blocked from making interest payments to us. As a result, we placed our investment in ADL on non-accrual status and, under U.S. GAAP, we no longer recognized interest income on our investment in ADL for financial reporting purposes. In June 2010, we converted approximately $3.0 million of our subordinated debt in ADL to equity as part of a restructuring, resulting in realized loss of approximately $3.0 million. In addition, as part of the 2010 restructuring agreement, in January 2012, ADL began making cash interest payments at a rate of 12% on our subordinated note.

Results of Operations

Comparison of three months ended March 31, 2012 and March 31, 2011

Investment Income

For the three months ended March 31, 2012, total investment income was $19.1 million, a 54% increase from $12.4 million of total investment income for the three months ended March 31, 2011. This increase was primarily attributable to a $6.7 million increase in total loan interest, fee and dividend income (including PIK interest income) due to a net increase in our portfolio investments from March 31, 2011, to March 31, 2012, partially offset by a decrease in non-recurring fee income of approximately $0.1 million. Non-recurring fee income was approximately $0.4 million for the three months ended March 31, 2012 as compared to $0.5 million for the three months ended March 31, 2011.

Expenses

For the three months ended March 31, 2012, expenses increased by 52% to $6.9 million from $4.5 million for the three months ended March 31, 2011. The increase in expenses was attributable to a $1.1 million increase in interest and credit facility fees, a $0.1 million increase in amortization of deferred financing fees and a $1.2 million increase in general and administrative expenses. The increase in interest and credit facility fees is related to (i) interest on our 7.00% Senior Notes due 2019, or Senior Notes, of approximately $0.4 million in the quarter ended March 31, 2012, (ii) credit facility fees of approximately $0.1 million in the quarter ended March 31, 2012, and (iii) higher weighted-average rates on outstanding SBA-guaranteed debentures in the quarter ended March 31, 2012 as compared to weighted-average rates on outstanding SBA-guaranteed debentures in the quarter ended March 31, 2011. The increase in general and administrative expenses in the quarter ended March 31, 2012 was primarily related to increased salary and incentive compensation costs, as well as increased non-cash compensation expenses.

Net Investment Income

As a result of the $6.7 million increase in total investment income and the $2.4 million increase in expenses, net investment income increased by 55% to $12.2 million for the three months ended March 31, 2012 as compared to net investment income of $7.9 million for the three months ended March 31, 2011.

Net Increase/Decrease in Net Assets Resulting from Operations

During the three months ended March 31, 2012, we recorded net unrealized appreciation of investments totaling approximately $0.6 million, comprised of unrealized appreciation on 33 investments totaling approximately $5.7 million and unrealized depreciation on 12 investments totaling approximately $5.1 million. During the three months ended March 31, 2011, we recorded net unrealized appreciation of investments totaling approximately $4.6 million, comprised of unrealized appreciation on 17 investments totaling approximately $7.0 million and unrealized depreciation on 17 investments totaling approximately $2.4 million.

During both the three months ended March 31, 2012 and 2011, we recognized losses on extinguishment of debt of approximately $0.2 million related to prepayments of SBA-guaranteed debentures.

As a result of these events, our net increase in net assets from operations was $12.6 million for the three months ended March 31, 2012 as compared to a net increase in net assets from operations of $12.4 million for the three months ended March 31, 2011.

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

Cash Flows

For the three months ended March 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $75.6 million. During that period, our operating activities used $30.3 million in cash, consisting primarily of new portfolio investments of $42.0 million, partially offset by repayments received from portfolio companies of approximately $8.3 million. In addition, financing activities provided $105.9 million of cash, consisting primarily of proceeds from a public common stock offering of $77.2 million and net proceeds from a public offering of Senior Notes of $66.8 million, partially offset by cash dividends paid in the amount of $11.8 million, repayments of SBA-guaranteed debentures of $10.4 million, and a repayment of borrowings under the Credit Facility of $15.0 million. At March 31, 2012, we had $142.5 million of cash and cash equivalents on hand.

For the three months ended March 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $18.6 million. During that period, our operating activities used $48.9 million in cash, consisting primarily of new portfolio investments of $68.3 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $14.9 million. In addition, financing activities provided $67.5 million of cash, consisting primarily of proceeds from a public common stock offering of $63.1 million, borrowings under SBA-guaranteed debentures payable of $21.6 million, offset by cash dividends paid in the amount of $6.7 million, repayments of SBA-guaranteed debentures of $9.5 million and financing fees paid in the amount of $0.5 million. At March 31, 2011, we had $73.4 million of cash and cash equivalents on hand.

Financing Transactions

Due to Triangle SBIC’s and Triangle SBIC II’s status as licensed SBICs, Triangle SBIC and Triangle SBIC II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. As of March 31, 2012, the maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time, without penalty.

As of March 31, 2012, Triangle SBIC has issued $139.6 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of March 31, 2012, Triangle SBIC II has issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the

SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2012 was 4.76%.

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

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. We pay unused commitment fees of 0.375% per annum, which are included in “Interest and credit facility fees” on our Consolidated Statement of Operations. As of March 31, 2012, the Company had no borrowings outstanding under the Credit Facility.

In March 2012, we issued $69.0 million of Senior Notes. The Senior Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2015. The Senior Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds from the sale of the Senior Notes, after underwriting discounts and offering expenses, were approximately $66.8 million.

Distributions to Stockholders

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the “Code,” and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2011, 2010, 2009, 2008 and 2007 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

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

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

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

Recent Developments

In April 2012, we invested $23.0 million in subordinated debt and equity of WSO Holdings, LP (“WSO”), a producer of organic and fair trade sugars, syrups, nectars and honeys. Under the terms of the investment, WSO will pay interest on the subordinated debt at a rate of 14% per annum.

In April 2012, we received a full repayment of our subordinated debt investments in Novolyte Technologies, Inc. (“Novolyte”). In addition, we sold our preferred and common equity interests in Novolyte for net proceeds of approximately $3.2 million, resulting in a realized gain of approximately $2.4 million.

In April 2012, we invested $7.0 million in subordinated debt of Tomich Brothers, LLC (“Tomich”), a processor and world-wide distributor of seafood indigenous to the waters of California. Under the terms of the investment, Tomich will pay interest on the subordinated debt at a rate of 15% per annum.

In April 2012, we invested $18.5 million in senior subordinated debt and equity of Chromaflo Technologies, LLC. (“Chromaflo”), a developer, manufacturer and distributor of architectural and industrial colorants for the paint and coatings industries. Under the terms of the investment, Chromaflo will pay interest on the senior subordinated debt at a rate of 14% per annum.

Critical Accounting Policies and Use of Estimates

The preparation of our unaudited financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Investment Valuation

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Under ASC Topic 820, a financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. The three levels of valuation inputs established by ASC Topic 820 are as follows:

Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs – include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 Inputs – include inputs that are unobservable and significant to the fair value measurement.

Our investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are not available. Therefore, we determine the fair value of our investments in good faith using level 3 inputs, pursuant to a valuation policy and process that is established by our management with the assistance of certain third-party advisors and subsequently approved by our Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our valuation process is led by our executive officers and managing directors. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage Duff & Phelps, LLC (“Duff & Phelps”), an independent valuation firm, to provide a third-party review of certain investments, as described further below. In addition, all investment valuations are provided to our independent registered public accounting firm in connection with quarterly review procedures and the annual audit of our financial statements. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.

Duff & Phelps provides third party valuation consulting services to us which consist of certain limited procedures that we identified and requested Duff & Phelps to perform (hereinafter referred to as the “procedures”). We generally requests Duff & Phelps to perform the procedures on each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, we generally requests Duff & Phelps to perform the procedures on a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request Duff & Phelps to perform the procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.

The total number of investments and the percentage of our portfolio on which we asked Duff & Phelps to perform such procedures are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)

March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%

(2)	Exclusive of the fair value of new investments made during the quarter

Upon completion of the procedures, Duff & Phelps concluded that the fair value of those investments subjected to the procedures appeared reasonable. Our Board of Directors is ultimately responsible for determining the fair value of our investments in good faith.

Investment Valuation Inputs

Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For our portfolio securities, fair value is generally the amount that we might reasonably expect to receive upon the current sale of the security. Under ASC Topic 820, the fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. Under ASC Topic 820, if no market for the security exists or if we do not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market. The securities in which we invest are generally only purchased and sold in merger and acquisition transactions, in which case the entire portfolio company is sold to a third-party purchaser. As a result, unless we have the ability to control such a transaction, the assumed principal market for our securities is a hypothetical secondary market. The level 3 inputs to our valuation process reflect management’s best estimate of the assumptions that would be used by market participants in pricing the investment in a transaction in a hypothetical secondary market.

Enterprise Value Waterfall Approach

In valuing equity securities (including warrants), we estimate fair value using an “Enterprise Value Waterfall” valuation model. We estimate the enterprise value of a portfolio company and then allocate the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, the model assumes that any outstanding debt or other securities that are senior to our equity securities are required to be repaid at par.

To estimate the enterprise value of the portfolio company, we primarily use a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance. In addition, we consider other factors, including but not limited to (i) offers from third-parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and, (iv) when management believes there are comparable companies that are publicly traded, a review of these publicly traded companies and the market multiple of their equity securities.

The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted, or Adjusted EBITDA, or revenues. Such inputs can be based on historical operating results, projections of future operating results, or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, we utilize the most recent portfolio company financial statements and forecasts available as of the valuation date. Management also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Additionally, we consider some or all of the following factors:

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

Fair value measurements using the Enterprise Value Waterfall model can be sensitive to significant changes in one or more of the inputs. A significant increase in either the transaction multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher fair value for that security.

Income Approach

In valuing debt securities, we utilize an “Income Approach” model that considers factors including, but not limited to, (i) the stated yield on the debt security, (ii) the portfolio company’s current trailing twelve months, or TTM Adjusted EBITDA as compared to the portfolio company’s historical or projected Adjusted EBITDA as of the date the investment was made and the portfolio company’s anticipated Adjusted EBITDA for the next twelve months of operations, (iii) the portfolio company’s current Leverage Ratio (defined as the portfolio company’s total indebtedness divided by Adjusted EBITDA) as compared to its Leverage Ratio as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt. In addition, we use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. This risk rating system covers both qualitative and quantitative aspects of the business and the securities held.

We consider the factors above, particularly any significant changes in the portfolio company’s results of operations and leverage, and develop an expectation of the yield that a hypothetical market participant would require when purchasing the debt investment (the “Required Rate of Return”). The Required Rate of Return, along with the Leverage Ratio and Adjusted EBITDA are the significant Level 3 inputs to the Income Approach model. For investments where the Leverage Ratio and Adjusted EBITDA have not fluctuated significantly from the date the investment was made or have not fluctuated significantly from management’s expectations as of the date the investment was made, and where there have been no significant fluctuations in the market pricing for such investments, we may conclude that the Required Rate of Return is equal to the stated rate on the investment and therefore, the debt security is appropriately priced. In instances where we determine that the Required Rate of Return is different from the stated rate on the investment, we discount the contractual cash flows on the debt instrument using the Required Rate of Return in order to estimate the fair value of the debt security.

Fair value measurements using the Income Approach model can be sensitive to significant changes in one or more of the inputs. A significant increase (decrease) in the Required Rate of Return or Leverage Ratio inputs for a particular debt security may result in a lower (higher) fair value for that security. A significant increase (decrease) in the Adjusted EBITDA input for a particular debt security may result in a higher (lower) fair value for that security.

The fair value of our royalty rights are calculated based on specific provisions contained in the pertinent operating or royalty agreements. The determination of the fair value of such royalty rights is not a significant component of our valuation process.

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

We may have to include in our ICTI, interest income, including amortization of original issue discount, or OID, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC status, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for federal income tax purposes on previously accrued interest income will be treated as a capital loss.

Fee Income

Origination, facility, commitment, consent and other advance fees received in connection with loan agreements, or “loan origination fees,” are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized loan origination fees are recognized as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when received.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements categorized in Level 3 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We adopted this standard on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our process for measuring fair values or on our financial statements, other than the inclusion of additional required disclosures.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During 2011 and the first quarter of 2012, the United States economy continued to show modest improvements; however, during the third quarter of 2011, the financial markets experienced increased volatility and economic indicators suggested a further slowdown of the United States and European economies potentially leading to another recession. A prolonged slowdown in economic activity would likely have an adverse effect on a number of the industries in which some of our portfolio companies operate, and on certain of our portfolio companies as well. In addition, the recent sovereign debt crises may continue to impact the broader financial and credit markets and may continue to reduce the availability of debt and equity capital for the market as a whole and financial firms in particular.

During 2010, we experienced a $10.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments. In 2011, we experienced a $6.4 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments and in the first quarter of 2012, we experienced a slight increase of $0.6 million in the fair value of our investment portfolio related to unrealized appreciation of investments.

As of March 31, 2012, the fair value of our non-accrual assets was approximately $2.2 million, which comprised approximately 0.4% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $6.0 million, or 1.1% of the total cost of our portfolio. We also had one asset as of March 31, 2012 that was on non-accrual with respect to the PIK interest component of the loan. Both the fair value and the cost of this asset as of March 31, 2012 was approximately $5.2 million, which comprised approximately 1.0% of both the total fair value of our portfolio and the cost of our portfolio. In addition to these non-accrual assets, as of March 31, 2012, we had, on a fair value basis, approximately $23.8 million of debt investments, or 4.4% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of March 31, 2012 was approximately $31.4 million, or 5.9% of the total cost of our portfolio.

The volatile and stressed conditions of the equity and debt markets may continue for a prolonged period of time or worsen in the future. To the extent that recessionary conditions recur, the economy remains stagnate, any further downgrades to the U.S. government’s sovereign credit rating occur, the European credit crisis continues, or the economy fails to return to pre-recession levels, the financial position and results of operations of certain of the middle-market companies in our portfolio could be further affected adversely, which ultimately could lead to difficulty in our portfolio companies meeting debt service requirements and lead to an increase in defaults. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2012, we were not a party to any hedging arrangements.

As of March 31, 2012, approximately 96.5%, or $469.1 million (at cost) of our debt portfolio investments bore interest at fixed rates and approximately 3.5%, or $16.9 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.3 million on an annual basis. All of our pooled SBA-guaranteed debentures and our Senior Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the quarter ended March 31, 2012, we issued a total of 52,717 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was $1.0 million.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2012, there were elections by employees to surrender shares of stock upon vesting of shares of restricted stock to cover tax withholding obligations. The following chart summarizes repurchases of our common stock for the three months ended March 31, 2012.

Period	Total Number of Shares		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2012	—		—	—	—
February 1-29, 2012	46,923	(1)	$19.13	—	—
March 1-31, 2012	—		—	—	—

Total	46,923		$19.13	—	—

(1)	Represents shares of our common stock delivered to us in satisfaction of certain tax withholding obligations of holders of restricted shares that vested during this period.

Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our dividend reinvestment plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock to satisfy our dividend reinvestment plan obligations during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 and incorporated herein by reference).

3.3	Certificate of Domestic Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.4	Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5	First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6	Form of 7.00% Senior Note due 2019 (Filed as Exhibit (d)(7) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

10.1	Triangle Capital Corporation Executive Deferred Compensation Plan.*+

10.2	First Amendment to Credit Agreement between the Registrant, Branch Banking and Trust Company, BB&T Capital Markets and Fifth Third Bank dated February 28, 2012.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed Herewith.
+	Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date: May 2, 2012	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: May 2, 2012	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: May 2, 2012	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 and incorporated herein by reference).

3.3	Certificate of Domestic Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.4	Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5	First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6	Form of 7.00% Senior Note due 2019 (Filed as Exhibit (d)(7) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

10.1	Triangle Capital Corporation Executive Deferred Compensation Plan.*+

10.2	First Amendment to Credit Agreement between the Registrant, Branch Banking and Trust Company, BB&T Capital Markets and Fifth Third Bank dated February 28, 2012.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed Herewith.
+	Management contract or compensation plan or arrangement