Form 10-Q
period 2012-06-30
Triangle Capital CORP
filed 2012-08-01
CIK 1379785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2012 was 27,289,134.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments at fair value:
Non–Control / Non–Affiliate investments (cost of $464,398,400 and $389,312,451 at June 30, 2012 and December 31, 2011, respectively)	$476,434,438	$396,502,490
Affiliate investments (cost of $115,106,658 and $97,751,264 at June 30, 2012 and December 31, 2011, respectively)	116,191,443	103,266,298
Control investments (cost of $11,413,857 and $11,278,339 at June 30, 2012 and December 31, 2011, respectively)	5,777,993	7,309,787

Total investments at fair value	598,403,874	507,078,575
Cash and cash equivalents	93,727,621	66,868,340
Interest and fees receivable	4,447,983	1,883,395
Prepaid expenses and other current assets	401,771	623,318
Deferred financing fees	8,314,210	6,682,889
Property and equipment, net	55,847	58,304

Total assets	$705,351,306	$583,194,821

Liabilities
Accounts payable and accrued liabilities	$2,719,650	$4,116,822
Interest payable	3,551,367	3,521,932
Taxes payable	203,893	1,402,866
Deferred income taxes	802,079	628,742
Borrowings under credit facility	—	15,000,000
Senior notes	69,000,000	—
SBA-guaranteed debentures payable	213,914,760	224,237,504

Total liabilities	290,191,749	248,907,866

Net Assets
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,289,134 and 22,774,726 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	27,289	22,775
Additional paid-in-capital	397,340,547	318,297,269
Investment income in excess of distributions	6,475,047	6,847,486
Accumulated realized gains on investments	4,633,796	1,011,649
Net unrealized appreciation of investments	6,682,878	8,107,776

Total net assets	415,159,557	334,286,955

Total liabilities and net assets	$705,351,306	$583,194,821

Net asset value per share	$15.21	$14.68

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Investment income:
Loan interest, fee and dividend income:
Non–Control / Non–Affiliate investments	$15,060,897	$11,224,891	$28,024,499	$19,974,340
Affiliate investments	2,952,805	1,724,555	5,669,954	3,098,798
Control investments	52,218	888,593	111,991	1,146,861

Total loan interest, fee and dividend income	18,065,920	13,838,039	33,806,444	24,219,999

Paid–in–kind interest income:
Non–Control / Non–Affiliate investments	2,850,412	1,886,506	5,437,679	3,368,326
Affiliate investments	870,085	549,724	1,524,318	944,895
Control investments	20,000	53,504	39,971	118,801

Total paid–in–kind interest income	3,740,497	2,489,734	7,001,968	4,432,022
Interest income from cash and cash equivalent investments	156,049	85,973	265,907	187,122

Total investment income	21,962,466	16,413,746	41,074,319	28,839,143

Expenses:
Interest and other financing fees	4,144,623	2,753,751	7,455,360	4,895,908
General and administrative expenses	3,767,420	3,436,474	7,374,687	5,833,997

Total expenses	7,912,043	6,190,225	14,830,047	10,729,905

Net investment income	14,050,423	10,223,521	26,244,272	18,109,238

Net realized gain on investments—Non Control / Non–Affiliate	2,784,108	827,599	2,784,108	827,599
Net realized gain on investments—Control	838,039	12,153,170	838,039	12,153,170
Net unrealized depreciation of investments	(2,046,369)	(8,659,059)	(1,424,898)	(4,063,304)

Total net gain on investments	1,575,778	4,321,710	2,197,249	8,917,465
Loss on extinguishment of debt	—	—	(205,043)	(157,590)
Income tax benefit	—	—	7,231	27,359

Net increase in net assets resulting from operations	$15,626,201	$14,545,231	$28,243,709	$26,896,472

Net investment income per share—basic and diluted	$0.52	$0.55	$1.00	$1.02

Net increase in net assets resulting from operations per share—basic and diluted	$0.57	$0.78	$1.08	$1.52

Dividends declared per common share	$0.50	$0.44	$0.97	$0.86

Weighted average number of shares outstanding—basic and diluted	27,262,646	18,570,929	26,168,973	17,714,507

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Changes in Net Assets

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation)	Net
	of Shares	Value	Capital	Distributions	Investments	of Investments	Assets

Balance, January 1, 2011	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159
Net investment income	—	—	—	18,109,238	—	—	18,109,238
Stock-based compensation	—	—	909,500	—	—	—	909,500
Net realized gain on investments	—	—	—	—	12,980,769	(11,137,330)	1,843,439
Net unrealized gains on investments	—	—	—	—	—	7,074,026	7,074,026
Loss on extinguishment of debt	—	—	—	(157,590)	—	—	(157,590)
Income tax benefit	—	—	—	27,359	—	—	27,359
Dividends/distributions declared	117,142	117	2,109,433	(15,944,136)	—	—	(13,834,586)
Public offering of common stock	3,450,000	3,450	62,989,646	—	—	—	62,993,096
Issuance of restricted stock	161,174	161	(161)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(32,065)	(32)	(643,276)	—	—	—	(643,308)

Balance, June 30, 2011	18,625,238	$18,625	$248,967,897	$5,400,419	$4,736,393	$(2,323,001)	$256,800,333

				Investment	Accumulated	Net
				Income	Realized	Unrealized
	Common Stock		Additional	in Excess of	Gains	Appreciation	Total
	Number	Par	Paid In	(Less Than)	(Losses) on	(Depreciation)	Net
	of Shares	Value	Capital	Distributions	Investments	of Investments	Assets

Balance, January 1, 2012	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955
Net investment income	—	—	—	26,244,272	—	—	26,244,272
Stock-based compensation	—	—	1,372,096	—	—	—	1,372,096
Net realized gain on investments	—	—	—	—	3,622,147	(3,062,895)	559,252
Net unrealized gains on investments	—	—	—	—	—	1,637,997	1,637,997
Loss on extinguishment of debt	—	—	—	(205,043)	—	—	(205,043)
Income tax benefit	—	—	—	7,231	—	—	7,231
Dividends/distributions declared	81,861	81	1,664,085	(26,418,899)	—	—	(24,754,733)
Public offering of common stock	4,255,000	4,255	77,118,719	—	—	—	77,122,974
Issuance of restricted stock	235,086	236	(236)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(57,539)	(58)	(1,111,386)	—	—	—	(1,111,444)

Balance, June 30, 2012	27,289,134	$27,289	$397,340,547	$6,475,047	$4,633,796	$6,682,878	$415,159,557

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,243,709	$26,896,472
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(156,571,355)	(136,291,889)
Repayments received/sales of portfolio investments	71,439,853	61,522,270
Loan origination and other fees received	2,309,229	2,689,172
Net realized (gain) loss on investments	(3,622,147)	(12,980,769)
Net unrealized depreciation of investments	1,251,562	3,919,574
Deferred income taxes	173,337	143,729
Payment–in–kind interest accrued, net of payments received	(3,765,725)	(1,037,758)
Amortization of deferred financing fees	504,619	364,555
Loss on extinguishment of debt	205,043	157,590
Accretion of loan origination and other fees	(1,554,726)	(711,355)
Accretion of loan discounts	(811,990)	(518,337)
Accretion of discount on SBA-guaranteed debentures payable	87,256	85,068
Depreciation expense	15,811	14,477
Stock-based compensation	1,372,096	909,500
Changes in operating assets and liabilities:
Interest and fees receivable	(2,564,588)	(712,007)
Prepaid expenses	221,547	(435,754)
Accounts payable and accrued liabilities	(1,397,172)	4,700
Interest payable	29,435	723,850
Taxes payable	(1,198,973)	(191,672)

Net cash used in operating activities	(65,633,179)	(55,448,584)

Cash flows from investing activities:
Purchases of property and equipment	(13,354)	(18,115)

Net cash used in investing activities	(13,354)	(18,115)

Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	—	31,100,000
Repayments of SBA-guaranteed debentures payable	(10,410,000)	(9,500,000)
Repayments of credit facility	(15,000,000)	—
Proceeds from senior notes	69,000,000	—
Financing fees paid	(2,340,983)	(1,226,176)
Proceeds from public stock offerings, net of expenses	77,122,974	62,993,096
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,111,444)	(643,308)
Cash dividends paid	(24,754,733)	(13,834,586)

Net cash provided by financing activities	92,505,814	68,889,026

Net increase in cash and cash equivalents	26,859,281	13,422,327
Cash and cash equivalents, beginning of period	66,868,340	54,820,222

Cash and cash equivalents, end of period	$93,727,621	$68,242,549

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,671,706	$3,722,435

Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$1,664,166	$2,109,550

See accompanying notes.

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

June 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,139,092	$4,122,177	$4,122,177
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	752,000

			4,151,949	4,405,966	5,015,605

Ann’s House of Nuts, Inc. (2%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,116,686	6,775,285	6,775,285
		Preferred A Units (22,368 units)		2,124,957	2,258,000
		Preferred B Units (10,380 units)		986,059	1,286,000
		Common Units (190,935 units)		150,000	—
		Common Stock Warrants (14,558 shares)		14,558	—

			7,116,686	10,050,859	10,319,285

Aramsco, Inc. (0%)	Environmental Emergency Preparedness Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,693,311	1,591,113	1,591,113

			1,693,311	1,591,113	1,591,113

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	822,000

				516,867	822,000

BioSan Laboratories, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,376,800	5,287,480	5,287,480

			5,376,800	5,287,480	5,287,480

Botanical Laboratories, Inc. (2%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, 1% PIK, Due 02/15)	9,781,152	9,314,304	9,314,304
		Common Unit Warrants (998,680 units)		474,600	—

			9,781,152	9,788,904	9,314,304

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,278,490	8,768,257	8,768,257
		Common Stock Warrants (20 shares)		492,000	463,000

			9,278,490	9,260,257	9,231,257

Carolina Beverage Group, LLC (4%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash, 4% PIK, Due 02/16)	13,394,977	13,210,693	13,210,693
		Class A Units (11,974 units)		1,077,615	1,300,000
		Class B Units (11,974 units)		119,735	54,000

			13,394,977	14,408,043	14,564,693

Chromaflo Technologies, LLC (4%)*	Colorant Manufacturer and Distributor	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	16,299,853	15,985,614	15,985,614
		Preferred A Units (22,561 units)		2,256,098	2,256,098

			16,299,853	18,241,712	18,241,712

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Senior Note (13.5% Cash, Due 11/14)	10,200,000	9,940,646	9,940,646
		Warrant (263 shares)		276,100	28,000

			10,200,000	10,216,746	9,968,646

CRS Reprocessing, LLC (7%)*	Fluid Reprocessing Services	Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,530,579	11,243,277	11,243,277
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	12,716,066	11,315,632	11,315,632
		Series C Preferred Units (26 units)		288,342	478,000
		Common Unit Warrant (664 units)		1,759,556	4,569,000
		Series D Preferred Units (16 units)		107,074	199,000

			24,246,645	24,713,881	27,804,909

CV Holdings, LLC (4%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	9,468,285	9,149,867	9,149,867
		Subordinated Note (12% Cash, Due 09/13)	6,000,000	5,935,574	5,935,574
		Royalty Rights		874,400	663,000

			15,468,285	15,959,841	15,748,441

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 03/16)	10,823,151	10,630,571	10,630,571
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	767,420	752,420	752,420
		Royalty Rights		—	—

			11,590,571	11,382,991	11,382,991

Electronic Systems Protection, Inc. (1%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,204,530	4,173,557	4,173,557
		Common Stock (570 shares)		285,000	337,000

			4,204,530	4,458,557	4,510,557

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

June 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	$8,695,325	$8,623,662	$8,623,662

			8,695,325	8,623,662	8,623,662

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	610,000

				500,000	610,000

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,467,095	6,401,080	5,705,000

			6,467,095	6,401,080	5,705,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	4,090,909	4,011,469	4,011,469
		Subordinated Note (14% Cash, Due 07/15)	909,091	790,241	790,241
		Unit Purchase Warrant (5,265 units)		149,800	304,000

			5,000,000	4,951,510	5,105,710

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (2%)*	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	10,926,259	10,608,777	7,510,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,323,229	1,303,361	—
		Senior Subordinated Note—HP (14% Cash, 2% PIK, Due 3/16)	606,023	595,098	595,098
		Royalty Rights		—	—

			12,855,511	12,507,236	8,105,098

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,933,930	10,041,278	10,041,278
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,123,000

			10,933,930	11,021,278	11,164,278

Inland Pipe Rehabilitation Holding Company LLC (5%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,534,567	20,274,655	20,274,665
		Membership Interest Purchase Warrant (3.0%)		853,500	2,115,000

			20,534,567	21,128,165	22,389,665

Library Systems & Services, LLC (1%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,369,439	5,263,630	5,263,630
		Common Stock Warrants (112 shares)		58,995	954,000

			5,369,439	5,322,625	6,217,630

Magpul Industries Corp. (4%)	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,060,924	13,060,924
		Preferred Units (1,470 units)		1,470,000	1,637,000
		Common Units (30,000 units)		30,000	2,442,000

			13,300,000	14,560,924	17,139,924

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	7,976,696	7,899,327	7,899,327
		Membership Units (1,216,204 units)		1,120,533	1,187,001

			7,976,696	9,019,860	9,086,328

Media Temple, Inc. (4%)*	Web Hosting Services	Subordinated Note (12% Cash, 3% PIK, Due 04/15)	8,800,000	8,676,860	8,676,860
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,836,093	5,446,000
		Common Stock Purchase Warrant (28,000 shares)		536,000	2,382,000

			12,000,000	12,048,953	16,504,860

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,359,414	5,265,983	5,265,983
		Class A Units (5,000 units)		500,000	95,000

			5,359,414	5,765,983	5,360,983

National Investment Managers Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 5% PIK, Due 09/16)	12,000,730	11,769,529	11,769,529
		Preferred A Units (90,000 units)		900,000	679,000
		Common Units (10,000 units)		100,000	—

			12,000,730	12,769,529	12,448,529

Pomeroy IT Solutions (2%)*	Information Technology Outsourcing Services	Subordinated Notes (13% Cash, 2% PIK, Due 02/16)	10,284,402	10,080,704	10,080,704

			10,284,402	10,080,704	10,080,704

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 05/16)	7,682,107	7,025,992	7,025,992
		Common Unit Purchase Warrants		590,200	975,000

			7,682,107	7,616,192	8,000,992

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

June 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

ROM Acquisition Corporation (2%)*	Military and Industrial Vehicles Equipment Manufacturing	Subordinated Note (12% Cash, 3% PIK, Due 3/17)	$8,566,045	$8,484,208	$8,484,208

			8,566,045	8,484,208	8,484,208

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,547,341	8,547,341
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	3,890,259	3,821,204	3,821,204

			12,640,259	12,368,545	12,368,545

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	5,963,832	5,759,375	5,759,375
		Common Stock Purchase Warrants		123,800	—

			5,963,832	5,883,175	5,759,375

Stella Environmental Services, LLC (1%)*	Waste Transfer Stations	Subordinated Notes (12% Cash, 3% PIK, Due 2/17)	6,324,947	6,185,343	6,185,343
		Common Stock Purchase Warrants		20,000	20,000

			6,324,947	6,205,343	6,205,343

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		602,016	1,290,000

				602,016	1,290,000

The Krystal Company (3%)*	Quick Serve Restaurants	Subordinated Note (12% Cash, 3% PIK, Due 6/17)	12,324,964	12,089,067	12,089,067
		Class A Units of Limited Partnership (2,000 units)		2,000,000	2,000,000

			12,324,964	14,089,067	14,089,067

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	4,750,000	4,513,287	4,513,287
		Unit Purchase Warrant (329,518 units)		195,000	337,000

			4,750,000	4,708,287	4,850,287

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 04/16)	7,037,968	6,904,914	6,904,914
		Royalty Rights		—	—

			7,037,968	6,904,914	6,904,914

Top Knobs USA, Inc. (3%)*	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,606,238	10,467,794	10,467,794
		Common Stock (26,593 shares)		750,000	881,000

			10,606,238	11,217,794	11,348,794

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,308,190	7,172,681	7,172681
		Series A Preferred Stock (10,000 units)		950,000	1,075,000
		Common Stock (55,556 units)		50,000	311,000

			7,308,190	8,172,681	8,558,681

TrustHouse Services Group, Inc. (6%)*	Food Management Services	Subordinated Note (12% Cash, 2.25% PIK, Due 06/19)	25,045,312	24,747,440	24,747,440
		Class A Units (1,557 units)		512,124	1,291,000
		Class B Units (82 units)		26,954	51,000
		Class E Units (838 units)		750,406	739,000

			25,045,312	26,036,924	26,828,440

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,620,603	5,620,603
		Common Units (2 units)		407,000	518,000
		Common Stock Warrants (8 shares)		321,000	1,987,000

			5,810,588	6,348,603	8,125,603

Twin-Star International, Inc. (1%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,483,581	4,483,581
		Senior Note (4.5%, Due 04/13)	1,023,359	1,023,359	1,023,359

			5,523,359	5,506,940	5,506,940

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,065,717	9,066,234	9,066,234
		Class A Common Stock (177,935 shares)		1,999,989	1,999,989
		Class A & Class B Unit Purchase Warrants		838,117	838,117

			10,065,717	11,904,340	11,904,340

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,754,094	3,683,972	3,683,972
		Membership Interest Purchase Warrant (4.0%)		132,800	—

			3,754,094	3,816,772	3,683,972

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

June 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 3% PIK, Due 11/16)	$7,000,000	$6,137,547	$6,137,547
		Class B Preferred Units (1,020,000 units)		1,020,000	1,080,000
		Common Unit Purchase Warrants (2,224,561 units)		782,300	1,354,000

			7,000,000	7,939,847	8,571,547

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, 10/17)	20,095,556	19,805,380	19,805,380

		Common Points (3,000 points)		3,000,000	3,000,000

			20,095,556	22,805,380	22,805,380

Xchange Technology Group, LLC (1%)*	Used and Refurbished IT Asset Supplier	Subordinated (12% Cash, 6% PIK, 06/15)	6,024,000	5,277,000	5,277,000
		Royalty Rights		627,000	627,000

			6,024,000	5,904,000	5,904,000

Yellowstone Landscape Group, Inc. (3%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	13,009,187	12,898,646	12,898,646

			13,009,187	12,898,646	12,898,646

Subtotal Non–Control / Non–Affiliate Investments			443,112,721	464,398,400	476,434,438

Affiliate Investments:
American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 10/13)	6,242,854	5,431,468	5,431,468
		Membership Units (6,516 units)		620,653	—

			6,242,854	6,052,121	5,431,468

AP Services, Inc. (2%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,395,730	4,312,809	4,312,809
		Class A Units (933 units)		933,333	1,749,000
		Class B Units (496 units)		—	431,000

			4,395,730	5,246,142	6,492,809

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 4% PIK, Due 03/13)	6,178,429	6,159,414	6,159,414
		Senior Note (12% Cash, 2% PIK, Due 07/15)	623,843	623,843	562,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	859,000
		Membership Units (1,000,000 units)		8,203	389,000
		Options to Purchase Membership Units (342,407 units)		500,000	176,000
		Membership Unit Warrants (356,506 units)		—	2,000

			7,744,070	8,233,258	8,147,414

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,435,000
		Common Stock Warrant (4,000 shares)		—	42,000

				200,000	1,477,000

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (1%)*	Oil and Gas Services	Subordinated Note—Brantley Transportation (14% Cash, 5% PIK, Due 12/12)	4,048,471	4,031,795	4,031,795
		Common Unit Warrants—Brantley Transportation (4,560 common units)		33,600	699,000
		Preferred Units—Pine Street (200 units)		200,000	416,000
		Common Unit Warrants—Pine Street (2,220 units)		—	199,000

			4,048,471	4,265,395	5,345,795

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,445,914	8,313,732	8,313,732
		Class A Units (80,000 units)		800,000	1,185,000

			8,445,914	9,113,732	9,498,732

CIS Secure Computing, Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,007,500	9,807,500	9,807,500

		Common Stock (84 shares)		502,320	502,320

			10,007,500	10,309,820	10,309,820

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	4,182,000

				1,000,000	4,182,000

Equisales, LLC (0%)*	Energy Products and Services	Subordinated Note (6.5% Cash, 10% PIK, Due 07/12)	3,277,733	3,157,043	994,000
		Class A Units (500,000 units)		480,900	—

			3,277,733	3,637,943	994,000

TRIANGLE CAPITAL CORPORATION

Unaudited Consolidated Schedule of Investments

June 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Fischbein Partners, LLC (3%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (12% Cash, 2% PIK, Due 10/16)	$6,825,129	$6,714,986	$6,714,986
		Class A Units (1,750,000 units)		417,088	3,983,000

			6,825,129	7,132,074	10,697,986

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,230,118	4,164,027	4,164,027
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,025,251	1,008,673	742,000
		Preferred Units (233 units)		211,867	—
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—

			5,255,369	5,422,700	4,906,027

Plantation Products, LLC (5%)*	Seed Manufacturing	Subordinated Notes (10.5% Cash, 7% PIK, Due 11/17)	18,631,525	18,416,826	18,416,826
		Preferred Units (4,312 units)		4,312,000	4,312,000
		Common Units (352,000 units)		88,000	88,000

			18,631,525	22,816,826	22,816,826

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	35,000

				563,602	35,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,753,669	5,695,610	5,695,610
		Common Units (50 units)		500,000	571,000

			5,753,669	6,195,610	6,266,610

Venture Technology Groups, Inc. (1%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,555,646	5,460,370	3,347,000
		Class A Units (1,000,000 units)		1,000,000	—

			5,555,646	6,460,370	3,347,000

Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (985,372 units)		3,304,218	3,223,000
		Class C Preferred Units (1,444,475 units)		246,598	616,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—

				6,731,599	3,839,000

Wythe Will Tzetzo, LLC (3%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,923,956	9,923,956
		Series A Preferred Units (74,764 units)		1,500,000	2,029,000
		Common Unit Purchase Warrants (25,065 units)		301,510	451,000

			10,357,475	11,725,466	12,403,956

Subtotal Affiliate Investments			96,541,085	115,106,658	116,191,443

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note—FCL (5.0% Cash, Due 9/16)	1,405,360	1,405,360	1,405,360
		Senior Note—FCL (8.0% Cash, 2% PIK, Due 9/16)	1,159,491	1,158,004	980,000
		Senior Note—SPV (2.5% Cash, 6% PIK, Due 9/16)	978,644	978,644	382,000
		Members Interests—SPV (299,875 units)		—	—

			3,543,495	3,542,008	2,767,360

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,491,422	2,955,028	133,000
		Common Stock (2,978 shares)		294,624	—

			3,491,422	3,249,652	133,000

Fischbein, LLC (0%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		29,575	141,512
		Class A Common Units (3,839,068 units)		226,182	927,121

				255,757	1,068,633

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 03/15)	250,000	250,000	250,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,338,880	3,000,000	1,559,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—

			3,588,880	4,366,440	1,809,000

Subtotal Control Investments			10,623,797	11,413,857	5,777,993

Total Investments, June 30, 2012 (144%)*			$550,277,603	$590,918,915	$598,403,874

*	Value as a percent of net assets
(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.
(2)	Disclosures of interest rates on notes include cash interest rates and payment–in–kind (“PIK”) interest rates.
(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.
(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

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

TRIANGLE CAPITAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS

Organization

Triangle Capital Corporation and its wholly owned subsidiaries, including Triangle Mezzanine Fund LLLP ( “Triangle SBIC”) and Triangle Mezzanine Fund II LP (“Triangle SBIC II”) (collectively, the “Company”), operate as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Triangle SBIC and Triangle SBIC II are specialty finance limited partnerships formed to make investments primarily in middle market companies located throughout the United States. On September 11, 2003, Triangle SBIC was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Triangle SBIC II obtained its license to operate as an SBIC. As SBICs, both Triangle SBIC and Triangle SBIC II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for the three and six months ended June 30, 2012 in order to conform to current presentation. The Company had historically included losses realized on the extinguishment of debt in “Amortization of deferred financing fees” in the Consolidated Statements of Operations. Effective January 1, 2012, the Company records losses on the extinguishment of debt as a separate line item in the Consolidated Statements of Operations. See Note 4 to the Consolidated Financial Statements for further discussion of deferred financing fees.

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

The cost basis of our debt investments include any unamortized original issue discount, unamortized loan origination fees and payment–in–kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2012:
Subordinated debt and 2nd lien notes	$469,995,362	79%	$457,959,652	77%
Senior debt and 1st lien notes	63,342,497	11	63,164,493	11
Equity shares	46,254,959	8	56,395,612	9
Equity warrants	9,824,697	2	19,594,117	3
Royalty rights	1,501,400	—	1,290,000	—

	$590,918,915	100%	$598,403,874	100%

December 31, 2011:
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—

	$498,342,054	100%	$507,078,575	100%

During the three months ended June 30, 2012, the Company made seven new investments totaling approximately $112.5 million and investments in three existing portfolio companies totaling approximately $2.1 million. During the six months ended June 30, 2012, the Company made eleven new investments totaling approximately $153.5 million and investments in six existing portfolio companies totaling approximately $3.1 million.

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

The Company’s valuation process is led by the Company’s executive officers and managing directors. The Company’s valuation process begins with a quarterly review of each investment in the Company’s investment portfolio by the Company’s executive officers and investment committee. Valuations of each portfolio security are then prepared by the Company’s investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under the Company’s valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer of the Company. Generally, any investment that is valued below cost is subjected to review by one of the Company’s executive officers. After the peer review is complete, the Company engages two independent valuation firms, Duff & Phelps, LLC and Lincoln Partners Advisors LLC (collectively, the “Valuation Firms”), to provide third-party reviews of certain investments, as described further below. In addition, all investment valuations are provided to the Company’s independent registered public accounting firm each quarter in connection with quarterly review procedures and the annual audit of our financial statements. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of the Company’s investments in accordance with the 1940 Act.

The Valuation Firms provide third party valuation consulting services to the Company which consist of certain limited procedures that the Company identified and requested the Valuation Firms to perform (hereinafter referred to as the “Procedures”). The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the Company’s stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.

The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)

March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%
June 30, 2012	14	21%

(1)	Exclusive of the fair value of new investments made during the quarter.

Upon completion of the Procedures, the Valuation Firms concluded that, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appeared reasonable. The Company’s Board of Directors is ultimately responsible for determining the fair value of the Company’s investments in good faith.

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

Enterprise Value Waterfall Approach

In valuing equity securities (including warrants), the Company estimates fair value using an “Enterprise Value Waterfall” valuation model. The Company estimates the enterprise value of a portfolio company and then allocates the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, the Company assumes that any outstanding debt or other securities that are senior to the Company’s equity securities are required to be repaid at par. Additionally, the Company estimates the fair value of a limited number of its debt securities using the Enterprise Value Waterfall approach in cases where the Company does not expect to receive full repayment.

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

Income Approach

In valuing debt securities, the Company utilizes an “Income Approach” model that considers factors including, but not limited to, (i) the stated yield on the debt security, (ii) the portfolio company’s current Adjusted EBITDA as compared to the portfolio company’s historical or projected Adjusted EBITDA as of the date the investment was made and the portfolio company’s anticipated Adjusted EBITDA for the next twelve months of operations, (iii) the portfolio company’s current Leverage Ratio (defined as the portfolio company’s total indebtedness divided by Adjusted EBITDA) as compared to its Leverage Ratio as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and (v) when the Company believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt. In addition, the Company uses a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. This risk rating system covers both qualitative and quantitative aspects of the business and the securities held.

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

The ranges and weighted-average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities as of June 30, 2012 are summarized as follows:

	Fair Value As of June 30, 2012	Valuation Model	Level 3 Input	Range of Inputs	Weighted- Average
Subordinated debt and 2nd lien notes	$444,034,652	Income Approach	Required Rate of Return	12.0% - 22.5%	14.9%
			Leverage Ratio	1.0x – 8.0x	3.1x
			Adjusted EBITDA	$(0.4) million – $44.1 million	$15.6 million
	13,925,000	Enterprise Value	Adjusted EBITDA Multiple	4.0x – 6.0x	4.7x
		Waterfall Approach	Adjusted EBITDA	$1.0 million – $5.3 million	$1.6 million
Senior debt and 1st lien notes	63,164,493	Income Approach	Required Rate of Return	4.5% - 19.0%	14.7%
			Leverage Ratio	0.8x – 4.8x	2.3x
			Adjusted EBITDA	$1.3 million – $28.7 million	$5.9 million
Equity shares and warrants	75,989,729	Enterprise Value	Adjusted EBITDA Multiple	4.0x – 11.0x	6.7x
		Waterfall Approach	Adjusted EBITDA	$0.9 million – $36.2 million	$17.1 million
			Revenue Multiple	0.7x – 1.5x	1.4x
			Revenues	$7.8 million – $48.2 million	$26.1 million

The following table presents the Company’s investment portfolio at fair value as of June 30, 2012 and December 31, 2011, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total

Subordinated debt and 2nd lien notes	$—	$—	$457,959,652	$457,959,652
Senior debt and 1st lien notes	—	—	63,164,493	63,164,493
Equity shares	—	—	56,395,612	56,395,612
Equity warrants	—	—	19,594,117	19,594,117
Royalty rights	—	—	1,290,000	1,290,000

	$—	$—	$598,403,874	$598,403,874

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total

Subordinated debt and 2nd lien notes	$—	$—	$387,169,056	$387,169,056
Senior debt and 1st lien notes	—	—	59,974,195	59,974,195
Equity shares	—	—	43,972,024	43,972,024
Equity warrants	—	—	15,043,300	15,043,300
Royalty rights	—	—	920,000	920,000

	$—	$—	$507,078,575	$507,078,575

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011:

Six Months Ended June 30, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total

Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	130,886,615	9,161,883	14,343,540	1,552,317	627,000	156,571,355
Proceeds from sales of investments	—	—	(6,222,422)	—	—	(6,222,422)
Loan origination fees received	(2,109,229)	(200,000)	—	—	—	(2,309,229)
Principal repayments received	(58,425,353)	(6,792,078)	—	—	—	(65,217,431)
PIK interest earned	6,208,613	793,355	—	—	—	7,001,968
PIK interest payments received	(2,711,392)	(524,851)	—	—	—	(3,236,243)
Accretion of loan discounts	662,461	149,529	—	—	—	811,990
Accretion of deferred loan origination revenue	1,422,894	131,832	—	—	—	1,554,726
Realized gain	230,034		3,392,113	—	—	3,622,147
Unrealized gain (loss)	(5,374,047)	470,628	910,357	2,998,500	(257,000)	(1,251,562)

Fair value, end of period	$457,959,652	$63,164,493	$56,395,612	$19,594,117	$1,290,000	$598,403,874

Six Months Ended June 30, 2011:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total

Fair value, beginning of period	$234,049,688	$44,584,148	$38,719,699	$7,902,458	$734,600	$325,990,593
New investments	121,744,949	9,000,000	3,959,328	1,587,612	—	136,291,889
Proceeds from sales of investments	—	—	(15,995,056)	—	—	(15,995,056)
Loan origination fees received	(2,449,172)	(240,000)	—	—	—	(2,689,172)
Principal repayments received	(44,419,995)	(1,107,219)	—	—	—	(45,527,214)
PIK interest earned	3,818,691	613,331	—	—	—	4,432,022
PIK interest payments received	(3,062,966)	(331,298)	—	—	—	(3,394,264)
Accretion of loan discounts	467,809	50,528	—	—	—	518,337
Accretion of deferred loan origination revenue	622,533	88,822	—	—	—	711,355
Realized gain (loss)	897,234	—	12,166,949	(83,414)	—	12,980,769
Unrealized gain (loss)	1,329,176	(549,278)	(5,941,284)	1,191,412	$50,400	(3,919,574)

Fair value, end of period	$312,997,947	$52,109,034	$32,909,636	$10,598,068	$785,000	$409,399,685

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Statements of Operations. Pre-tax net unrealized gains on investments of $0.2 million and $0.6 million, respectively, during the three and six months ended June 30, 2012 are related to portfolio company investments that were still held by the Company as of June 30, 2012. Pre-tax net unrealized gains on investments of $2.4 million and $7.2 million, respectively, during the three and six months ended June 30, 2011 are related to portfolio company investments that were still held by the Company as of June 30, 2011.

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

Concentration of Credit Risk

The Company’s investments are generally in lower middle–market companies in a variety of industries. At both June 30, 2012 and December 31, 2011, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2012 and December 31, 2011, the Company’s largest single portfolio company investment represented approximately 4.6% and 5.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

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

3. INCOME TAXES

The Company has elected for federal income tax purposes to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company has historically met its minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.

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

For federal income tax purposes, the cost of investments owned at June 30, 2012 and December 31, 2011 was approximately $593.6 million and $500.7 million, respectively.

4. LONG–TERM DEBT

The Company had the following borrowings outstanding as of June 30, 2012 and December 31, 2011:

Issuance/Pooling Date	Maturity Date	Prioritized Return (Interest) Rate		June 30, 2012	December 31, 2011
SBA Debentures:
March 28, 2007	March 1, 2017	6.231%		—	4,000,000
March 26, 2008	March 1, 2018	6.214%		—	6,410,000
September 24, 2008	September 1, 2018	6.455%		50,900,000	50,900,000
March 25, 2009	March 1, 2019	5.337%		22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%		6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%		32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%		75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%		19,100,000	19,100,000

SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%		7,124,760	7,037,504
Credit Facility
May 9, 2011	May 8, 2014	Variab	le	—	15,000,000
Senior Notes
March 2, 2012	March 15, 2019	7.000%		69,000,000	—

				$282,914,760	$239,237,504

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

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of June 30, 2012, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of June 30, 2012, Triangle SBIC has issued $139.6 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of June 30, 2012, Triangle SBIC II has issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of June 30, 2012 and December 31, 2011 were 4.76% and 4.83%, respectively.

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

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of (i)

prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The Company pays unused commitment fees of 0.375% per annum, which are included with Interest and other credit facility fees on the Company’s Consolidated Statement of Operations. As of June 30, 2012, the Company had no borrowings outstanding under the Credit Facility. As of December 31, 2011, the Company had $15.0 million in borrowings outstanding under the Credit Facility with an interest rate of 5.2%.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum liquidity ratio and (iii) maintaining minimum consolidated tangible net worth. As of June 30, 2012, the Company was in compliance with all covenants of the Credit Facility.

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

5. EQUITY-BASED AND OTHER COMPENSATION PLANS

The Company’s Board of Directors and stockholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 2,400,000 shares of the Company’s Common Stock authorized for issuance. Under the Plan, the Board of Directors (or Compensation Committee, if delegated administrative authority by the Board of Directors) may award stock options, restricted stock or other stock based incentive awards to executive officers, employees and directors. Equity-based awards granted under the Plan to independent directors generally will vest over a one-year period and equity-based awards granted under the Plan to executive officers and employees generally will vest ratably over a four-year period.

The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.

The following table presents information with respect to the Plan for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

Unvested shares, beginning of period	359,555	$15.39	302,698	$11.40
Shares granted during the period	235,086	$19.00	161,174	$20.37
Shares vested during the period	(140,464)	$13.42	(104,317)	$11.53

Unvested shares, end of period	454,177	$17.87	359,555	$15.39

In the three and six months ended June 30, 2012, the Company recognized equity-based compensation expense of approximately $0.7 million and $1.4 million, respectively. In the three and six months ended June 30, 2011, the Company recognized equity-based compensation expense of approximately $0.5 and $0.9 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated Statements of Operations.

As of June 30, 2012, there was approximately $6.9 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The Company’s Board of Directors has adopted a nonqualified deferred compensation plan covering the Company’s executive officers and key employees. Any compensation deferred and the Company’s contributions will earn a return based on the returns on certain investments designated by the Compensation Committee of the Company’s Board of Directors. Participants are 100% vested in amounts deferred under the deferred compensation plan and the earnings thereon. Contributions to the plan and earnings thereon vest ratably over a four-year period.

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

6. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Per share data:
Net asset value at beginning of period	$14.68	$12.09
Net investment income(1)	1.00	1.02
Net realized gain (loss) on investments(1)	0.14	0.73
Net unrealized appreciation on investments(1)	(0.05)	(0.23)

Total increase from investment operations(1)	1.09	1.52

Cash dividends/distributions declared	(0.97)	(0.86)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.02
Common stock offerings	0.54	1.16
Stock-based compensation	(0.12)	(0.09)
Loss on extinguishment of debt(1)	(0.01)	(0.01)
Income tax provision(1)	—	—
Other(2)	(0.01)	(0.04)

Net asset value at end of period	$15.21	$13.79

Market value at end of period(3)	$22.78	$18.46

Shares outstanding at end of period	27,289,134	18,625,238
Net assets at end of period	$415,159,557	$256,800,333
Average net assets	$391,207,006	$229,874,789
Ratio of total expenses to average net assets (annualized)	8%	9%
Ratio of net investment income to average net assets (annualized)	13%	16%
Portfolio turnover ratio	14%	13%
Total Return(4)	24%	2%
Efficiency Ratio(5)	18%	20%

(1)	Weighted average basic per share data.
(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Represents the closing price of the Company’s common stock on the last day of the period.
(4)	Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.
(5)	Efficiency Ratio equals general and administrative expenses divided by total investment income.

7. SUBSEQUENT EVENTS

In July 2012, the Company invested $5.3 million in subordinated debt and equity of Empire Facilities Management Group, Inc. (“Empire”), a retail, restaurant, and commercial facilities maintenance and management company offering single-source facilities solutions across the continental United States, Hawaii, Alaska, Puerto Rico, Canada, and the Virgin Islands. Under the terms of the investment, Empire will pay interest on the subordinated debt at a rate of 13% per annum.

In July 2012, the Company invested $9.5 million in subordinated debt and equity of DataSource Incorporated (“DataSource”), a provider of outsourced print supply chain management services, including production, sourcing, and fulfillment of print marketing materials. Under the terms of the investment, DataSource will pay interest on the subordinated debt at a rate of 14.0% per annum.

In July 2012, the Company invested $10.0 million in subordinated debt and equity of All Aboard America! Holdings, Inc. (“All Aboard”), a large regional motor coach operator that provides commuter, charter, sightseeing, and scheduled route services in both the southwestern and southern United States. Under the terms of the investment, All Aboard will pay interest on the subordinated debt at a rate of 15% per annum.

In July 2012, the Company invested $7.2 million in subordinated debt and equity of Eckler Holdings, Inc. (“Eckler’s”), a large multi-channel marketer of restoration parts and accessories for classic and enthusiast cars and trucks. Under the terms of the investment, Eckler’s will pay interest on the subordinated debt at a rate of 15% per annum.

In July 2012, the Company invested $10.0 million in subordinated debt and equity of My Alarm Center, LLC (“Alarm Center”), a provider of billing, account management, technical service/repair, and call center operation services for security alarm contracts. Under the terms of the investment, Alarm Center will pay interest on the subordinated debt at a rate of 14.5%  per annum.

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

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Loan origination fees received in connection with our debt investments are recognized as investment income over the life of the loan using the effective interest method or, in some cases, recognized as earned. We also receive fees from our portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when received. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of both June 30, 2012 and December 31, 2011, the weighted average yield on our outstanding debt investments other than non-accrual debt investments (including PIK interest) was approximately 15.0%. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.8% and 13.9% as of June 30, 2012 and December 31, 2011, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 13.6% as of both June 30, 2012 and December 31, 2011.

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

Portfolio Composition

The total value of our investment portfolio was $598.4 million as of June 30, 2012, as compared to $507.1 million as of December 31, 2011. As of June 30, 2012, we had investments in 69 portfolio companies with an aggregate cost of $590.9 million. As of December 31, 2011, we had investments in 63 portfolio companies with an aggregate cost of $498.3 million. As of both June 30, 2012 and December 31, 2011, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2012 and December 31, 2011, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2012:
Subordinated debt and 2nd lien notes	$469,995,362	79%	$457,959,652	77%
Senior debt and 1st lien notes	63,342,497	11	63,164,493	11
Equity shares	46,254,959	8	56,395,612	9
Equity warrants	9,824,697	2	19,594,117	3
Royalty rights	1,501,400	—	1,290,000	—

	$590,918,915	100%	$598,403,874	100%

December 31, 2011:
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—

	$498,342,054	100%	$507,078,575	100%

Investment Activity

During the six months ended June 30, 2012, the Company made eleven new investments totaling approximately $153.5 million, debt investments in four existing portfolio companies totaling approximately $2.5 million and equity investments in three existing portfolio companies totaling approximately $0.6 million. We had seven portfolio company loans repaid at par totaling approximately $58.8 million and received normal principal repayments and partial loan prepayments totaling approximately $6.4 million in the six months ended June 30, 2012. In addition, we received proceeds related to the sale of certain equity securities totaling $6.2 million and realized gains totaling approximately $3.6 million in the six months ended June 30, 2012.

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

Total portfolio investment activity for the six months ended June 30, 2012 and 2011 was as follows:

Six Months Ended June 30, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total

Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	130,886,615	9,161,883	14,343,540	1,552,317	627,000	156,571,355
Proceeds from sales of investments	—	—	(6,222,422)	—	—	(6,222,422)
Loan origination fees received	(2,109,229)	(200,000)	—	—	—	(2,309,229)
Principal repayments received	(58,425,353)	(6,792,078)	—	—	—	(65,217,431)
PIK interest earned	6,208,613	793,355	—	—	—	7,001,968
PIK interest payments received	(2,711,392)	(524,851)	—	—	—	(3,236,243)
Accretion of loan discounts	662,461	149,529	—	—	—	811,990
Accretion of deferred loan origination revenue	1,422,894	131,832	—	—	—	1,554,726
Realized gain	230,034	—	3,392,113	—	—	3,622,147
Unrealized gain (loss)	(5,374,047)	470,628	910,357	2,998,500	(257,000)	(1,251,562)

Fair value, end of period	$457,959,652	$63,164,493	$56,395,612	$19,594,117	$1,290,000	$598,403,874

Weighted average yield on debt investments at end of period(1)						15.0%

Weighted average yield on total investments at end of period(1)						13.8%

Weighted average yield on total investments at end of period						13.6%

Six Months Ended June 30, 2011:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total

Fair value, beginning of period	$234,049,688	$44,584,148	$38,719,699	$7,902,458	$734,600	$325,990,593
New investments	121,744,949	9,000,000	3,959,328	1,587,612	—	136,291,889
Proceeds from sales on investments	—	—	(15,995,056)	—	—	(15,995,056)
Loan origination fees received	(2,449,172)	(240,000)	—	—	—	(2,689,172)
Principal repayments received	(44,419,995)	(1,107,219)	—	—	—	(45,527,214)
PIK interest earned	3,818,691	613,331	—	—	—	4,432,022
PIK interest payments received	(3,062,966)	(331,298)	—	—	—	(3,394,264)
Accretion of loan discounts	467,809	50,528	—	—	—	518,337
Accretion of deferred loan origination revenue	622,533	88,822	—	—	—	711,355
Realized gain (loss)	897,234	—	12,166,949	(83,414)	—	12,980,769
Unrealized gain (loss)	1,329,176	(549,278)	(5,941,284)	1,191,412	50,400	(3,919,574)

Fair value, end of period	$312,997,947	$52,109,034	$32,909,636	$10,598,068	$785,000	$409,399,685

Weighted average yield on debt investments at end of period(1)						15.1%

Weighted average yield on total investments at end of period(1)						14.0%

Weighted average yield on total investments at end of period						13.5%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2011, the fair value of our non-accrual assets was approximately $7.6 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $11.0 million, which comprised 2.2% of the total cost of our portfolio. As of June 30, 2012, the fair value of our non-accrual assets was approximately $2.9 million, which comprised 0.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $9.4 million, which comprised 1.6% of the total cost of our portfolio.

Our non-accrual assets as of June 30, 2012 are as follows:

Gerli and Company

In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. In addition, in the second quarter of 2012, we invested $250,000 in a Gerli senior subordinated note. Under the terms of the notes, interest on the notes is payable only if Gerli meets certain covenants, which they were not compliant with as of June 30, 2012. In the six months ended June 30, 2012, we recognized unrealized depreciation on our debt investments in Gerli of approximately $0.4 million. As of June 30, 2012, the cost of our debt investments in Gerli was $3.3 million and the fair value was $1.8 million.

Fire Sprinkler Systems, Inc.

In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. In the six months ended, June 30, 2012, we recorded unrealized depreciation of $0.5 million on our debt investment in Fire Sprinkler Systems. As of June 30, 2012, the cost of our debt investment in Fire Sprinkler Systems was $3.0 million and the fair value of such investment was $0.1 million.

Equisales, LLC

In May 2012, we placed our debt investment in Equisales, LLC, or Equisales, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Equisales for financial reporting purposes. In the six months ended, June 30, 2012, we recorded unrealized depreciation of $2.1 million on our debt investment in Equisales. As of June 30, 2012, the cost of our debt investment in Equisales was $3.2 million and the fair value of such investment was $1.0 million.

In addition to our non-accrual assets, as of June 30, 2012, we had, on a fair value basis, approximately $20.1 million of debt investments, or 3.4% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of June 30, 2012 was approximately $28.5 million, or 4.8% of the total cost of our portfolio. Included in these amounts as of June 30, 2012 are two assets (our subordinated notes to Home Physicians, LLC and Home Physicians Holdings, LP) that are on non-accrual only with respect to the PIK interest component of the loan.

Results of Operations

Comparison of three months ended June 30, 2012 and June 30, 2011

Investment Income

For the three months ended June 30, 2012, total investment income was $22.0 million, a 34% increase from $16.4 million of total investment income for the three months ended June 30, 2011. This increase was primarily attributable to an increase in total loan interest income (including PIK interest income) due to a net increase in our portfolio investments from June 30, 2011, to June 30, 2012, partially offset by a decrease in non-recurring fee income of approximately $1.2 million. Non-recurring fee income was approximately $1.0 million for the three months ended June 30, 2012 as compared to $2.2 million for the three months ended June 30, 2011.

Expenses

For the three months ended June 30, 2012, expenses increased by 28% to $7.9 million from $6.2 million for the three months ended June 30, 2011. The increase in expenses was attributable to a $1.4 million increase in interest and other financing fees and a $0.3 million increase in general and administrative expenses. The increase in interest and other financing fees is primarily related to interest on our 7.00% Senior Notes due 2019, or Senior Notes, of approximately $1.2 million in the quarter ended June 30, 2012. The increase in general and administrative expenses in the quarter ended June 30, 2012 was primarily related to increased salary and incentive compensation costs, as well as increased non-cash compensation expenses.

Net Investment Income

As a result of the $5.5 million increase in total investment income and the $1.7 million increase in expenses, net investment income increased by 37% to $14.1 million for the three months ended June 30, 2012 as compared to net investment income of $10.2 million for the three months ended June 30, 2011.

Net Increase/Decrease in Net Assets Resulting from Operations

In the three months ended June 30, 2012 we realized a gain on the sale of one control investment of approximately $0.8 million, gains on the sales of two non-control/non-affiliate investments totaling approximately $2.6 million and a gain on the repayment of one non-control/non-affiliate investment totaling approximately $0.2 million. In addition, during the three months ended June 30, 2012, we recorded net unrealized depreciation of investments totaling approximately $2.0 million, comprised of unrealized appreciation on 30 investments totaling approximately $7.8 million, unrealized depreciation on 18 investments totaling approximately $6.8 million and unrealized depreciation reclassification adjustments related to the realized gains noted above totaling $3.0 million.

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

As a result of these events, our net increase in net assets from operations was $15.6 million for the three months ended June 30, 2012 as compared to a net increase in net assets from operations of $14.5 million for the three months ended June 30, 2011.

Comparison of six months ended June 30, 2012 and June 30, 2011

Investment Income

For the six months ended June 30, 2012, total investment income was $41.1 million, a 42% increase from $28.8 million of total investment income for the six months ended June 30, 2011. This increase was primarily attributable to an increase in total loan interest income (including PIK interest income) due to a net increase in our portfolio investments from June 30, 2011, to June 30, 2012, partially offset by a decrease in non-recurring fee income of approximately $1.3 million. Non-recurring fee income was approximately $1.4 million for the six months ended June 30, 2012 as compared to $2.7 million for the six months ended June 30, 2011.

Expenses

For the six months ended June 30, 2012, expenses increased by 38% to $14.8 million from $10.7 million for the six months ended June 30, 2011. The increase in expenses was attributable to a $2.6 million increase in interest and other financing fees and a $1.5 million increase in general and administrative expenses. The increase in interest and credit facility fees is related to (i) interest on our 7.00% Senior Notes due 2019, or Senior Notes, of approximately $1.6 million for the six months ended June 30, 2012, (ii) credit facility fees of approximately $0.2 million for the six months ended June 30, 2012, (iii) increased amortization of deferred financing fees related to costs associated with the Senior Notes and (iii) higher weighted-average rates on outstanding SBA-guaranteed debentures for the six months ended June 30, 2012 as compared to weighted-average rates on outstanding SBA-guaranteed debentures for the six months ended June 30, 2011. The increase in general and administrative expenses for the six months ended June 30, 2012 was primarily related to increased salary and incentive compensation costs, as well as increased non-cash compensation expenses.

Net Investment Income

As a result of the $12.2 million increase in total investment income and the $4.1 million increase in expenses, net investment income increased by 45% to $26.2 million for the six months ended June 30, 2012 as compared to net investment income of

$18.1 million for the six months ended June 30, 2011.

Net Increase/Decrease in Net Assets Resulting from Operations

In the six months ended June 30, 2012 we realized, a gain on the sale of one control investment of approximately $0.8 million, gains on the sales of two non-control/non-affiliate investments totaling approximately $2.6 million and a gain on the repayment of one non-control/non-affiliate investment totaling approximately $0.2 million. In addition, during the six months ended June 30, 2012, we recorded net unrealized depreciation of investments totaling approximately $1.4 million, comprised of 1) unrealized appreciation on 32 investments totaling approximately $12.2 million and 2) unrealized depreciation on 18 investments totaling approximately $10.6 million and 3) unrealized depreciation reclassification adjustments related to the realized gains noted above totaling $3.0 million.

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

During both the six months ended June 30, 2012 and 2011, we recognized losses on extinguishment of debt of approximately $0.2 million related to prepayments of SBA-guaranteed debentures.

As a result of these events, our net increase in net assets from operations was $28.2 million for the six months ended June 30, 2012 as compared to a net increase in net assets from operations of $26.9 million for the six months ended June 30, 2011.

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

Cash Flows

For the six months ended June 30, 2012, we experienced a net increase in cash and cash equivalents in the amount of $26.9 million. During that period, our operating activities used $65.6 million in cash, consisting primarily of new portfolio investments of $156.6 million, partially offset by repayments received from portfolio companies of approximately $71.4 million. In addition, financing activities provided $92.5 million of cash, consisting primarily of proceeds from a public common stock offering of $77.1 million and net proceeds from a public offering of Senior Notes of $66.7 million, partially offset by cash dividends paid in the amount of $24.8 million, repayments of SBA-guaranteed debentures of $10.4 million, and a repayment of borrowings under the Credit Facility of $15.0 million. At June 30, 2012, we had $93.7 million of cash and cash equivalents on hand.

For the six months ended June 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $13.4 million. During that period, our operating activities used $55.4 million in cash, consisting primarily of new portfolio investments of $136.3 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $61.5 million. In addition, financing activities provided $68.9 million of cash, consisting primarily of proceeds from a public common stock offering of $63.0 million, borrowings under SBA-guaranteed debentures payable of $31.1 million, offset by cash dividends paid in the amount of $13.8 million, repayments of SBA-guaranteed debentures of $9.5 million and financing fees paid in the amount of $1.2 million. At June 30, 2011, we had $68.2 million of cash and cash equivalents on hand.

Financing Transactions

Due to Triangle SBIC’s and Triangle SBIC II’s status as licensed SBICs, Triangle SBIC and Triangle SBIC II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. As of June 30, 2012, the maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million.

Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time, without penalty.

As of June 30, 2012, Triangle SBIC has issued $139.6 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of June 30, 2012, Triangle SBIC II has issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2012 was 4.76%.

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

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. We pay unused commitment fees of 0.375% per annum, which are included in “Interest and credit facility fees” on our Consolidated Statement of Operations. As of June 30, 2012, the Company had no borrowings outstanding under the Credit Facility.

In March 2012, we issued $69.0 million of Senior Notes. The Senior Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2015. The Senior Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds from the sale of the Senior Notes, after underwriting discounts and offering expenses, were approximately $66.7 million.

Distributions to Stockholders

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the “Code,” and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

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

Current Market Conditions

Beginning in 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the passage of the American Recovery and Reinvestment Act of 2009, or the Stimulus Bill, in February 2009. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, the market continues to remain volatile due to the uncertainty surrounding the United States’ rapidly increasing national debt, European economic conditions, the automatic federal spending reductions, expiration of tax cuts at year-end and continuing global economic malaise, causing these conditions to possibly reoccur in the future and continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our recent public offerings of common stock and debt securities, increased leverage available through the SBIC program as a result of the Stimulus Bill and our $75.0 million Credit Facility, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Recent Developments

In July 2012, we invested $5.3 million in subordinated debt and equity of Empire Facilities Management Group, Inc. (“Empire”), a retail, restaurant, and commercial facilities maintenance and management company offering single-source facilities solutions across the continental United States, Hawaii, Alaska, Puerto Rico, Canada, and the Virgin Islands. Under the terms of the investment, Empire will pay interest on the subordinated debt at a rate of 13% per annum.

In July 2012, we invested $9.5 million in subordinated debt and equity of DataSource Incorporated (“DataSource”), a provider of outsourced print supply chain management services, including production, sourcing, and fulfillment of print marketing materials. Under the terms of the investment, DataSource will pay interest on the subordinated debt at a rate of 14.0% per annum.

In July 2012, we invested $10.0 million in subordinated debt and equity of All Aboard America! Holdings, Inc. (“All Aboard”), a large regional motor coach operator that provides commuter, charter, sightseeing, and scheduled route services in both the southwestern and southern United States. Under the terms of the investment, All Aboard will pay interest on the subordinated debt at a rate of 15% per annum.

In July 2012, we invested $7.2 million in subordinated debt and equity of Eckler Holdings, Inc. (“Eckler’s”), a large multi-channel marketer of restoration parts and accessories for classic and enthusiast cars and trucks. Under the terms of the investment, Eckler’s will pay interest on the subordinated debt at a rate of 15% per annum.

In July 2012, we invested $10.0 million in subordinated debt and equity of My Alarm Center, LLC, (“Alarm Center”), a provider of billing, account management, technical service/repair, and call center operation services for security alarm contracts. Under the terms of the investment, Alarm Center will pay interest on the subordinated debt at a rate of 14.5% per annum.

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

Our valuation process is led by our executive officers and managing directors. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent valuation firms, Duff & Phelps, LLC and Lincoln Partners Advisors LLC (collectively, the “Valuation Firms”), to provide third-party reviews of certain investments, as described further below. In addition, all investment valuations are provided to our independent registered public accounting firm in connection with quarterly review procedures and the annual audit of our financial statements. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.

The Valuation Firms provide third party valuation consulting services to us which consist of certain limited procedures that we identified and requested the Valuation Firms to perform (hereinafter referred to as the “Procedures”). The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.

The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)

March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%
June 30, 2012	14	21%

(1)	Exclusive of the fair value of new investments made during the quarter.

Upon completion of the Procedures, the Valuation Firms concluded that, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appeared reasonable. Our Board of Directors is ultimately responsible for determining the fair value of our investments in good faith.

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

Enterprise Value Waterfall Approach

In valuing equity securities (including warrants), we estimate fair value using an “Enterprise Value Waterfall” valuation model. We estimate the enterprise value of a portfolio company and then allocate the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, the model assumes that any outstanding debt or other securities that are senior to our equity securities are required to be repaid at par. Additionally, the Company estimates the fair value of a limited number of its debt securities using the Enterprise Value Waterfall approach in cases where the Company does not expect to receive full repayment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During 2011 and the first six months of 2012, the United States economy continued to show modest improvements; however, during the third quarter of 2011, the financial markets experienced increased volatility and economic indicators suggested a further slowdown of the United States and European economies potentially leading to another recession. A prolonged slowdown in economic activity would likely have an adverse effect on a number of the industries in which some of our portfolio companies operate, and on certain of our portfolio companies as well. In addition, the recent sovereign debt crises may continue to impact the broader financial and credit markets and may continue to reduce the availability of debt and equity capital for the market as a whole and financial firms in particular.

During 2010, we experienced a $10.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments. In 2011, we experienced a $6.4 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments and in the first six months of 2012, we experienced a $1.4 million decrease in the fair value of our investment portfolio related to unrealized depreciation of investments.

As of June 30, 2012, the fair value of our non-accrual assets was approximately $2.9 million, which comprised approximately 0.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $9.4 million, or 1.6% of the total cost of our portfolio.

In addition to these non-accrual assets, as of June 30, 2012, we had, on a fair value basis, approximately $20.1 million of debt investments, or 3.4% of the total fair value of our portfolio, which were current with respect to scheduled principal and interest payments, but which were carried at less than cost. The cost of these assets as of June 30, 2012 was approximately $28.5 million, or 4.8% of the total cost of our portfolio. Included in these amounts as of June 30, 2012 are two assets (our subordinate notes to Home Physicians, LLC and Home Physicians Holdings, LP) that are on non-accrual only with respect to the PIK interest component of the loan.

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

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2012, we were not a party to any hedging arrangements.

As of June 30, 2012, approximately 97.2%, or $518.6 million (at cost) of our debt portfolio investments bore interest at fixed rates and approximately 2.8%, or $14.7 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.3 million on an annual basis. All of our pooled SBA-guaranteed debentures and our Senior Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the quarter ended June 30, 2012, we issued a total of 29,144 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was $0.6 million.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2012, there were elections by employees to surrender shares of stock upon vesting of shares of restricted stock to cover tax withholding obligations. The following chart summarizes repurchases of our common stock for the three months ended June 30, 2012.

Period	Total Number of Shares(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	—	—	—	—
May 1-31, 2012	10,616	20.14	—	—
June 1-30, 2012	—	—	—	—
Total	10,616	$20.14	—	—

(1)	Represents shares of our common stock delivered to us in satisfaction of certain tax withholding obligations of holders of restricted shares that vested during this period.

Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our dividend reinvestment plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. We did not purchase any shares of our common stock to satisfy our dividend reinvestment plan obligations during the three months ended June 30, 2012.

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

4.5	First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6	Form of 7.00% Senior Note due 2019 (Filed as Exhibit (d)(7) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

10.1	Triangle Capital Corporation 2012 Cash Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference). +

10.2	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference). +

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed Herewith.
+	Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date: August 1, 2012	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: August 1, 2012	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date: August 1, 2012	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2	Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on June 12, 2008 and incorporated herein by reference).

4.3	Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.4	Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5	First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6	Form of 7.00% Senior Note due 2019 (Filed as Exhibit (d)(7) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

10.1	Triangle Capital Corporation 2012 Cash Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference). +

10.2	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference). +

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed Herewith.
+	Management contract or compensation plan or arrangement