Form 10-Q
period 2012-09-30
Triangle Capital CORP
filed 2012-11-07
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 814-00733
__________________________________________________________
Triangle Capital Corporation
(Exact name of registrant as specified in its charter)
__________________________________________________________

Maryland	06-1798488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3700 Glenwood Avenue, Suite 530 Raleigh, North Carolina	27612
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (919) 719-4770
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
__________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on November 5, 2012 was 27,320,385.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Investments at fair value:
Non–Control / Non–Affiliate investments (cost of $485,599,055 and $389,312,451 at September 30, 2012 and December 31, 2011, respectively)	$498,027,652	$396,502,490
Affiliate investments (cost of $126,931,742 and $97,751,264 at September 30, 2012 and December 31, 2011, respectively)	128,065,635	103,266,298
Control investments (cost of $11,462,759 and $11,278,339 at September 30, 2012 and December 31, 2011, respectively)	5,216,666	7,309,787
Total investments at fair value	631,309,953	507,078,575
Cash and cash equivalents	60,110,779	66,868,340
Interest and fees receivable	3,969,957	1,883,395
Prepaid expenses and other current assets	451,017	623,318
Deferred financing fees	8,635,658	6,682,889
Property and equipment, net	54,826	58,304
Total assets	$704,532,190	$583,194,821
Liabilities:
Accounts payable and accrued liabilities	$4,885,429	$4,116,822
Interest payable	857,450	3,521,932
Taxes payable	307,000	1,402,866
Deferred income taxes	1,220,454	628,742
Borrowings under credit facility	26,000,000	15,000,000
Senior notes	69,000,000	—
SBA-guaranteed debentures payable	183,559,252	224,237,504
Total liabilities	285,829,585	248,907,866
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,320,385 and 22,774,726 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	27,320	22,775
Additional paid-in-capital	398,842,128	318,297,269
Investment income in excess of distributions	7,501,895	6,847,486
Accumulated realized gains on investments	6,235,321	1,011,649
Net unrealized appreciation of investments	6,095,941	8,107,776
Total net assets	418,702,605	334,286,955
Total liabilities and net assets	$704,532,190	$583,194,821
Net asset value per share	$15.33	$14.68

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Investment income:
Loan interest, fee and dividend income:
Non–Control / Non–Affiliate investments	$16,376,768	$10,715,995	$44,401,267	$30,690,335
Affiliate investments	3,838,341	2,409,455	9,508,295	5,508,253
Control investments	49,384	96,535	161,375	1,243,396
Total loan interest, fee and dividend income	20,264,493	13,221,985	54,070,937	37,441,984
Payment–in–kind interest income:
Non–Control / Non–Affiliate investments	3,017,120	2,217,084	8,454,799	5,585,410
Affiliate investments	946,345	668,660	2,470,663	1,613,555
Control investments	20,250	18,592	60,221	137,393
Total payment–in–kind interest income	3,983,715	2,904,336	10,985,683	7,336,358
Interest income from cash and cash equivalent investments	78,500	94,489	344,407	281,611
Total investment income	24,326,708	16,220,810	65,401,027	45,059,953
Expenses:
Interest and other financing fees	4,046,885	2,901,089	11,502,245	7,796,997
General and administrative expenses	4,403,469	2,927,465	11,778,156	8,761,462
Total expenses	8,450,354	5,828,554	23,280,401	16,558,459
Net investment income	15,876,354	10,392,256	42,120,626	28,501,494
Net realized gain on investments – Non–Control / Non–Affiliate	816,393	1,011,649	3,600,501	1,839,248
Net realized gain on investments – Affiliate	785,132	—	785,132	—
Net realized gain (loss) on investments – Control	—	(2,997,979)	838,039	9,155,191
Net unrealized appreciation (depreciation) of investments	(586,937)	9,030,048	(2,011,835)	4,966,744
Total net gain on investments	1,014,588	7,043,718	3,211,837	15,961,183
Loss on extinguishment of debt	(624,768)	—	(829,811)	(157,590)
Income tax benefit (provision)	(34,388)	34,269	(27,157)	61,628
Net increase in net assets resulting from operations	$16,231,786	$17,470,243	$44,475,495	$44,366,715
Net investment income per share—basic and diluted	$0.58	$0.52	$1.59	$1.54
Net increase in net assets resulting from operations per share—basic and diluted	$0.59	$0.87	$1.68	$2.40
Dividends declared per common share	$0.52	$0.44	$1.49	$1.30
Weighted average number of shares outstanding—basic and diluted	27,290,493	20,015,230	26,545,542	18,489,842

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of (Less Than) Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation) of Investments	Total Net Assets
	Number of Shares	Par Value
Balance, January 1, 2011	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159
Net investment income	—	—	—	28,501,494	—	—	28,501,494
Stock-based compensation	—	—	1,409,654	—	—	—	1,409,654
Net realized gain on investments	—	—	—	—	10,994,439	(9,250,107)	1,744,332
Net unrealized appreciation of investments	—	—	—	—	—	14,216,851	14,216,851
Loss on extinguishment of debt	—	—	—	(157,590)	—	—	(157,590)
Income tax provision	—	—	—	61,628	—	—	61,628
Dividends/distributions declared	181,755	182	3,082,442	(25,910,242)	—	—	(22,827,618)
Public offerings of common stock	7,475,000	7,475	128,652,398	—	—	—	128,659,873
Issuance of restricted stock	161,174	161	(161)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(32,065)	(32)	(643,276)	—	—	—	(643,308)
Balance, September 30, 2011	22,714,851	$22,715	$316,103,812	$5,860,838	$2,750,063	$6,707,047	$331,444,475

	Common Stock		Additional Paid In Capital	Investment Income in Excess of (Less Than) Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation) of Investments	Total Net Assets
	Number of Shares	Par Value
Balance, January 1, 2012	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955
Net investment income	—	—	—	42,120,626	—	—	42,120,626
Stock-based compensation	—	—	2,074,927	—	—	—	2,074,927
Net realized gain on investments	—	—	—	—	5,223,672	(3,713,579)	1,510,093
Net unrealized appreciation of investments	—	—	—	—	—	1,701,744	1,701,744
Loss on extinguishment of debt	—	—	—	(829,811)	—	—	(829,811)
Income tax provision	—	—	—	(27,157)	—	—	(27,157)
Dividends/distributions declared	113,112	113	2,462,834	(40,609,249)	—	—	(38,146,302)
Public offering of common stock	4,255,000	4,255	77,118,719	—	—	—	77,122,974
Issuance of restricted stock	235,086	235	(235)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(57,539)	(58)	(1,111,386)	—	—	—	(1,111,444)
Balance, September 30, 2012	27,320,385	$27,320	$398,842,128	$7,501,895	$6,235,321	$6,095,941	$418,702,605

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$44,475,495	$44,366,715
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(228,510,522)	(184,144,674)
Repayments received/sales of portfolio investments	113,898,080	63,434,578
Loan origination and other fees received	3,565,896	3,689,444
Net realized (gain) loss on investments	(5,223,672)	(10,994,439)
Net unrealized depreciation (appreciation) of investments	1,420,124	(5,049,919)
Deferred income taxes	591,712	83,173
Payment–in–kind interest accrued, net of payments received	(5,501,302)	(3,452,028)
Amortization of deferred financing fees	789,479	724,663
Loss on extinguishment of debt	829,811	—
Accretion of loan origination and other fees	(2,397,275)	(1,029,151)
Accretion of loan discounts	(1,482,707)	(843,534)
Accretion of discount on SBA-guaranteed debentures payable	131,748	128,528
Depreciation expense	24,145	21,170
Stock-based compensation	2,074,927	1,409,654
Changes in operating assets and liabilities:
Interest and fees receivable	(2,086,562)	(1,460,945)
Prepaid expenses	172,301	(389,127)
Accounts payable and accrued liabilities	768,607	393,049
Interest payable	(2,664,482)	(1,574,400)
Deferred revenue	—	7,718
Taxes payable	(1,095,866)	(191,672)
Net cash used in operating activities	(80,220,063)	(94,871,197)
Cash flows from investing activities:
Purchases of property and equipment	(20,667)	(23,267)
Net cash used in investing activities	(20,667)	(23,267)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	—	31,100,000
Repayments of SBA-guaranteed debentures payable	(40,810,000)	(9,500,000)
Borrowings under credit facility	26,000,000	—
Repayments of credit facility	(15,000,000)	—
Proceeds from senior notes	69,000,000	—
Financing fees paid	(3,572,059)	(1,265,628)
Proceeds from public stock offerings, net of expenses	77,122,974	128,659,873
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,111,444)	(643,308)
Cash dividends paid	(38,146,302)	(22,827,618)
Net cash provided by financing activities	73,483,169	125,523,319
Net increase (decrease) in cash and cash equivalents	(6,757,561)	30,628,855
Cash and cash equivalents, beginning of period	66,868,340	54,820,222
Cash and cash equivalents, end of period	$60,110,779	$85,449,077
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,999,240	$8,675,796
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$2,462,947	$3,082,624

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,093,283	$4,080,366	$4,080,366
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	773,000
			4,106,140	4,364,155	4,994,794

Ann’s House of Nuts, Inc. (3%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,134,675	6,805,180	6,805,180
		Preferred A Units (22,368 units)		2,124,957	2,878,000
		Preferred B Units (10,380 units)		986,059	1,343,000
		Common Units (190,935 units)		150,000	105,000
		Common Stock Warrants (14,558 shares)		14,558	10,000
			7,134,675	10,080,754	11,141,180

Aramsco, Inc. (0%)*	Environmental Emergency Preparedness Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,639,059	1,550,199	1,550,199
			1,639,059	1,550,199	1,550,199

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	930,000
				516,867	930,000

BioSan Laboratories, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,428,328	5,342,823	5,342,823
			5,428,328	5,342,823	5,342,823

Botanical Laboratories, Inc. (2%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, 1% PIK, Due 02/15)	9,674,809	9,243,485	9,243,485
		Common Unit Warrants (998,680 units)		474,600	774,000
			9,674,809	9,718,085	10,017,485

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,325,994	8,845,622	8,845,622
		Common Stock Warrants (20 shares)		492,000	470,000
			9,325,994	9,337,622	9,315,622

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class A Units (11,974 units)		1,077,615	1,333,000
		Class B Units (11,974 units)		119,735	628,000
				1,197,350	1,961,000

Chromaflo Technologies, LLC (4%)*	Colorant Manufacturer and Distributor	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	16,383,163	16,079,882	16,079,882
		Preferred A Units (22,561 units)		2,256,098	2,256,098
			16,383,163	18,335,980	18,335,980

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Senior Note (13.5% Cash, Due 11/14)	10,200,000	9,964,639	9,964,639
		Warrant (263 shares)		276,100	43,000
			10,200,000	10,240,739	10,007,639

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,648,849	11,386,608	11,386,608
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	12,846,496	11,529,465	11,529,465
		Series C Preferred Units (26 units)		288,342	449,000
		Common Unit Warrant (664 units)		1,759,556	3,642,000
		Series D Preferred Units (16 units)		107,074	183,000
			24,495,345	25,071,045	27,190,073

DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	8,540,611	8,376,178	8,376,178
		Common Units (47 units)		1,000,000	1,000,000
			8,540,611	9,376,178	9,376,178

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,008,500	5,888,500	5,888,500
			6,008,500	5,888,500	5,888,500

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 03/16)	10,878,564	10,697,145	10,697,145
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	775,291	760,291	760,291
		Royalty Rights		—	109,000
			11,653,855	11,457,436	11,566,436

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	$5,620,029	$5,484,806	$5,484,806
		Common Stock (15,850 shares)		158,500	158,500
		Preferred Stock A (1,427 shares)		1,426,500	1,426,500
			5,620,029	7,069,806	7,069,806

Electronic Systems Protection, Inc. (1%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,225,552	4,196,392	4,196,392
		Common Stock (570 shares)		285,000	315,000
			4,225,552	4,481,392	4,511,392

Empire Facilities Management Group, Inc. (1%)*	Retail, Restaurant, and Commercial Facilities Maintenance	Subordinated Note (9% Cash, 4% PIK, Due 07/18)	5,049,444	4,964,734	4,964,734
		Convertible Preferred Units (2,500 units)		250,000	250,000
			5,049,444	5,214,734	5,214,734

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,806,906	8,743,231	8,743,231
			8,806,906	8,743,231	8,743,231

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	511,000
				500,000	511,000

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,566,765	6,505,970	5,798,000
			6,566,765	6,505,970	5,798,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	3,600,000	3,525,624	3,525,624
		Subordinated Note (14% Cash, Due 07/15)	800,000	689,289	689,289
		Unit Purchase Warrant (5,265 units)		149,800	273,000
			4,400,000	4,364,713	4,487,913

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (2%)*	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	11,066,468	10,618,484	6,356,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,343,623	1,303,361	—
		Senior Subordinated Note-HP (14% Cash, 2% PIK, Due 03/16)	609,126	598,767	598,767
		Royalty Rights		—	—
			13,019,217	12,520,612	6,954,767

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,961,896	10,126,400	10,126,400
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,135,000
			10,961,896	11,106,400	11,261,400

Inland Pipe Rehabilitation Holding Company LLC (5%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,665,759	20,416,709	20,416,709
		Membership Interest Purchase Warrant (3.0%)		853,500	2,307,000
			20,665,759	21,270,209	22,723,709

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,429,814	5,331,408	5,331,408
		Common Stock Warrants (112 shares)		58,995	1,001,000
			5,429,814	5,390,403	6,332,408

Magpul Industries Corp. (4%)*	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,070,443	13,070,443
		Preferred Units (1,470 units)		1,470,000	1,694,000
		Common Units (30,000 units)		30,000	3,100,000
			13,300,000	14,570,443	17,864,443

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.50% Cash, 2% PIK, Due 05/17)	12,000,000	11,730,000	11,730,000
			12,000,000	11,730,000	11,730,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,016,580	7,941,909	7,941,909
		Membership Units (1,216,204 units)		1,120,533	1,181,001
			8,016,580	9,062,442	9,122,910

Media Temple, Inc. (4%)*	Web Hosting Services	Subordinated Note (12% Cash, 3% PIK, Due 04/15)	8,800,000	8,686,475	8,686,475
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,865,998	5,485,000
		Common Stock Purchase Warrant (28,000 shares)		536,000	2,400,000
			12,000,000	12,088,473	16,571,475

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 05/16)	$5,407,351	$5,318,464	$3,938,000
		Class A Units (5,000 units)		500,000	—
			5,407,351	5,818,464	3,938,000

My Alarm Center, LLC (2%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 09/17)	8,033,880	7,956,670	7,956,670
		Preferred Units (2,000,000 units)		2,000,000	2,000,000
			8,033,880	9,956,670	9,956,670

National Investment Managers Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 5% PIK, Due 09/16)	12,154,073	11,933,723	11,933,723
		Preferred A Units (90,000 units)		900,000	653,000
		Common Units (10,000 units)		100,000	—
			12,154,073	12,933,723	12,586,723

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Pomeroy IT Solutions (2%)*	Information Technology Outsourcing Services	Subordinated Notes (13% Cash, 2% PIK, Due 02/16)	10,336,967	10,144,990	10,144,990
			10,336,967	10,144,990	10,144,990

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	7,721,438	7,097,237	7,097,237
		Common Unit Purchase Warrants		590,200	1,241,000
			7,721,438	7,687,437	8,338,237

ROM Acquisition Corporation (2%)*	Military and Industrial Vehicles Equipment Manufacturing	Subordinated Note (12% Cash, 3% PIK, Due 3/17)	8,631,886	8,553,307	8,553,307
			8,631,886	8,553,307	8,553,307

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,555,784	8,555,784
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	3,958,152	3,892,182	3,892,182
			12,708,152	12,447,966	12,447,966

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	5,993,701	5,807,681	5,807,681
		Common Stock Purchase Warrants		123,800	—
			5,993,701	5,931,481	5,807,681

Stella Environmental Services, LLC (1%)*	Waste Transfer Stations	Subordinated Notes (12% Cash, 3% PIK, Due 2/17)	5,871,313	5,737,266	5,737,266
		Common Stock Purchase Warrants		20,000	427,000
			5,871,313	5,757,266	6,164,266

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

The Krystal Company (4%)*	Quick Serve Restaurants	Subordinated Note (12% Cash, 3% PIK, Due 6/17)	12,419,455	12,192,337	12,192,337
		Class A Units of Limited Partnership (2,000 units)		2,000,000	2,853,000
			12,419,455	14,192,337	15,045,337

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	4,750,000	4,526,014	4,526,014
		Unit Purchase Warrant (329,518 units)		195,000	371,000
			4,750,000	4,721,014	4,897,014

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 04/16)	7,092,064	6,966,164	6,966,164
		Royalty Rights		—	—
			7,092,064	6,966,164	6,966,164

Top Knobs USA, Inc. (3%)*	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,726,884	10,599,249	10,599,249
		Common Stock (26,593 shares)		750,000	987,000
			10,726,884	11,349,249	11,586,249

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,354,981	7,223,909	7,223,909
		Series A Preferred Stock (10,000 units)		950,000	1,108,000
		Common Stock (55,556 units)		50,000	377,000
			7,354,981	8,223,909	8,708,909

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
TrustHouse Services Group, Inc. (7%)*	Food Management Services	Subordinated Note (12% Cash, 2.25% PIK, Due 06/19)	$25,189,322	$24,898,388	$24,898,388
		Class A Units (1,557 units)		512,124	1,502,000
		Class B Units (82 units)		26,954	61,000
		Class E Units (838 units)		750,406	863,000
			25,189,322	26,187,872	27,324,388

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,644,994	5,644,994
		Common Units (2 units)		337,925	579,000
		Common Stock Warrants (8 shares)		321,000	2,220,000
			5,810,588	6,303,919	8,443,994

Twin-Star International, Inc. (1%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,487,507	4,487,507
		Senior Note (4.5%, Due 04/13)	1,020,671	1,020,671	1,020,671
			5,520,671	5,508,178	5,508,178

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,117,252	9,157,562	9,157,562
		Class A Common Stock (177,935 shares)		1,999,989	2,777,000
		Class A & Class B Unit Purchase Warrants		838,117	933,000
			10,117,252	11,995,668	12,867,562

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,787,038	3,724,767	3,724,767
		Membership Interest Purchase Warrant (4.0%)		132,800	—
			3,787,038	3,857,567	3,724,767

Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 3% PIK, Due 11/16)	7,000,000	6,175,220	6,175,220
		Class B Preferred Units (1,020,000 units)		1,020,000	1,107,000
		Common Unit Purchase Warrants (2,224,561 units)		782,300	1,870,000
			7,000,000	7,977,520	9,152,220

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,267	19,918,210	19,918,210

		Common Points (3,000 points)		3,000,000	3,000,000
			20,198,267	22,918,210	22,918,210

Xchange Technology Group, LLC (1%)*	Used and Refurbished IT Asset Supplier	Subordinated (8% Cash, Due 06/15)	6,024,000	5,904,000	3,041,000
		Royalty Rights		—	—
			6,024,000	5,904,000	3,041,000

Yellowstone Landscape Group, Inc. (3%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	13,106,756	13,010,641	13,010,641
			13,106,756	13,010,641	13,010,641

Subtotal Non–Control / Non–Affiliate Investments			460,608,480	485,599,055	498,027,652

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due (10/17)	8,565,333	8,401,261	8,401,261
		Convertible Preferred Interest in LLC		1,500,000	1,500,000
			8,565,333	9,901,261	9,901,261

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 10/13)	6,339,068	5,544,163	5,544,163
		Membership Units (6,516 units)		620,653	—
			6,339,068	6,164,816	5,544,163

AP Services, Inc. (2%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,418,235	4,340,623	4,340,623
		Class A Units (933 units)		933,333	1,913,000
		Class B Units (496 units)		—	441,000
			4,418,235	5,273,956	6,694,623

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 4% PIK, Due 03/13)	$6,241,802	$6,228,938	$6,228,938
		Senior Note (12% Cash, 2% PIK, Due 07/15)	627,037	627,037	569,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	888,000
		Membership Units (1,000,000 units)		8,203	464,000
		Options to Purchase Membership Units (342,407 units)		500,000	226,000
		Membership Unit Warrants (356,506 units)		—	—
			7,810,637	8,305,976	8,375,938

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,477,000
		Common Stock Warrant (4,000 shares)		—	43,000
				200,000	1,520,000

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,532,545	8,406,437	8,406,437
		Class A Units (80,000 units)		800,000	633,000
			8,532,545	9,206,437	9,039,437

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 2% PIK, Due 06/17)	10,076,038	9,886,791	9,886,791
		Common Stock (84 shares)		502,320	502,320
			10,076,038	10,389,111	10,389,111

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,819,000
				1,000,000	3,819,000

Equisales, LLC (0%)*	Energy Products and Services	Subordinated Note (6.5% Cash, 10% PIK, Due 07/12)	3,422,980	3,157,043	994,000
		Class A Units (500,000 units)		480,900	—
			3,422,980	3,637,943	994,000

Fischbein Partners, LLC (1%)*	Packaging and Materials Handling Equipment Manufacturer	Class A Units (1,750,000 units)		417,088	5,595,000
				417,088	5,595,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,278,764	4,215,710	4,215,710
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,030,491	1,014,639	756,000
		Preferred Units (233 units)		211,867	—
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—
			5,309,255	5,480,349	4,971,710

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,028,417	10,816,089	10,816,089
		Member Units (1,000,000 units)		1,000,000	1,000,000
		Royalty Rights		—	—
			11,028,417	11,816,089	11,816,089

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	416,000
		Common Unit Warrants (2,220 units)		—	115,000
				200,000	531,000

Plantation Products, LLC (6%)*	Seed Manufacturing	Subordinated Notes (10.5% Cash, 7% PIK, Due 11/17)	18,966,813	18,759,449	18,759,449
		Preferred Units (4,312 units)		4,312,000	4,312,000
		Common Units (352,000 units)		88,000	88,000
			18,966,813	23,159,449	23,159,449

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	—
				563,602	—

Technology Crops International (1%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,827,502	5,773,976	5,773,976
		Common Units (50 units)		500,000	488,000
			5,827,502	6,273,976	6,261,976

Venture Technology Groups, Inc. (1%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,612,631	5,464,702	2,680,000
		Class A Units (1,000,000 units)		1,000,000	—
			5,612,631	6,464,702	2,680,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		$2,251,100	$—
		Class B Preferred Units (985,372 units)		3,304,218	3,140,000
		Class C Preferred Units (1,444,475 units)		246,598	639,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,731,599	3,779,000

Wythe Will Tzetzo, LLC (3%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,943,878	9,943,878
		Series A Preferred Units (74,764 units)		1,500,000	2,460,000
		Common Unit Purchase Warrants (25,065 units)		301,510	590,000
			10,357,475	11,745,388	12,993,878

Subtotal Affiliate Investments			106,266,929	126,931,742	128,065,635

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note—FCL (5.0% Cash, Due 9/16)	1,396,033	1,396,033	1,396,033
		Senior Note—FCL (8.0% Cash, 2% PIK, Due 9/16)	1,165,427	1,164,419	993,000
		Senior Note—SPV (2.5% Cash, 6% PIK, Due 9/16)	992,958	992,958	227,000
		Members Interests—SPV (299,875 units)		—	—
			3,554,418	3,553,410	2,616,033

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,546,891	2,992,528	277,000
		Common Stock (2,978 shares)		294,624	—
			3,546,891	3,287,152	277,000

Fischbein, LLC (0%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		29,575	141,512
		Class A Common Units (3,839,068 units)		226,182	927,121
				255,757	1,068,633

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 03/15)	258,099	250,000	250,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,409,704	3,000,000	1,005,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			3,667,803	4,366,440	1,255,000

Subtotal Control Investments			10,769,112	11,462,759	5,216,666

Total Investments, September 30, 2012 (151%)*			$577,644,521	$623,993,556	$631,309,953
*    Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment–in–kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,127,773	$4,103,291	$4,103,291
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	760,000
			4,140,630	4,387,080	5,004,719

Ann’s House of Nuts, Inc. (3%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,080,843	6,716,662	6,716,662
		Preferred A Units (22,368 units)		2,124,957	2,407,000
		Preferred B Units (10,380 units)		986,059	1,204,000
		Common Units (190,935 units)		150,000	—
		Common Stock Warrants (14,558 shares)		14,558	—
			7,080,843	9,992,236	10,327,662

Aramsco, Inc. (1%)*	Environmental Emergency Preparedness Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,800,997	1,673,278	1,673,278
			1,800,997	1,673,278	1,673,278

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	773,000
				516,867	773,000

BioSan Laboratories, Inc. (2%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,276,296	5,179,676	5,179,676
			5,276,296	5,179,676	5,179,676

Botanical Laboratories, Inc. (3%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, 1% PIK, Due 02/15)	10,114,528	9,580,196	9,122,000
		Common Unit Warrants (998,680 units)		474,600	—
			10,114,528	10,054,796	9,122,000

Capital Contractors, Inc. (3%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,185,225	8,617,853	8,617,853
		Common Stock Warrants (20 shares)		492,000	398,000
			9,185,225	9,109,853	9,015,853

Carolina Beverage Group, LLC (4%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash, 4% PIK, Due 02/16)	13,260,895	13,055,973	13,055,973
		Class A Units (11,974 units)		1,077,615	1,120,000
		Class B Units (11,974 units)		119,735	—
			13,260,895	14,253,323	14,175,973

CRS Reprocessing, LLC (8%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,357,260	11,022,004	11,022,004
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,016,583	10,020,937	10,020,937
		Series C Preferred Units (26 units)		288,342	476,000
		Common Unit Warrant (550 units)		1,253,556	4,040,000
			22,373,843	22,584,839	25,558,941

CV Holdings, LLC (5%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	9,279,054	8,845,875	8,845,875
		Subordinated Note (12% Cash, Due 09/13)	6,000,000	5,912,355	5,912,355
		Royalty Rights		874,400	920,000
			15,279,054	15,632,630	15,678,230

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 03/16)	10,660,442	10,448,050	10,448,050
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	752,083	752,083	752,083
		Royalty Rights		—	—
			11,412,525	11,200,133	11,200,133

Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,162,798	4,128,357	4,128,357
		Senior Note (8.3% Cash, Due 01/14)	681,475	681,475	681,475
		Common Stock (570 shares)		285,000	367,000
			4,844,273	5,094,832	5,176,832

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,478,731	8,391,839	8,391,839
			8,478,731	8,391,839	8,391,839

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		$500,000	$820,000
				500,000	820,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	$6,274,350	6,198,309	5,104,000
			6,274,350	6,198,309	5,104,000

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	4,500,000	4,411,111	4,411,111
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	865,687	865,687
		Unit Purchase Warrant (5,265 units)		149,800	216,000
			5,500,000	5,426,598	5,492,798

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (3%)*	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	10,654,096	10,454,979	8,868,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,283,791	1,283,791	—
		Royalty Rights		—	—
			11,937,887	11,738,770	8,868,000

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,878,815	9,876,796	9,876,796
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,348,000
			10,878,815	10,856,796	11,224,796

Inland Pipe Rehabilitation Holding Company LLC (7%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,277,473	19,996,881	19,996,881
		Membership Interest Purchase Warrant (3.0%)		853,500	2,112,000
			20,277,473	20,850,381	22,108,881

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,001	5,130,053	5,130,053
		Common Stock Warrants (112 shares)		58,995	723,000
			5,250,001	5,189,048	5,853,053

Magpul Industries Corp. (4%)*	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,042,711	13,042,711
		Preferred Units (1,470 units)		1,470,000	1,470,000
		Common Units (30,000 units)		30,000	30,000
			13,300,000	14,542,711	14,542,711

McKenzie Sports Products, LLC (2%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,071,841	5,966,205	5,966,205
			6,071,841	5,966,205	5,966,205
Media Storm, LLC (3%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,532,111	8,449,580	8,449,580
		Membership Units (1,216,204 units)		1,216,204	1,216,204
			8,532,111	9,665,784	9,665,784

Media Temple, Inc. (5%)*	Web Hosting Services	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	8,800,000	8,658,463	8,658,463
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,778,030	4,687,000
		Common Stock Purchase Warrant (28,000 shares)		536,000	2,051,000
			12,000,000	11,972,493	15,396,463

Minco Technology Labs, LLC (2%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,272,430	5,170,334	5,170,334
		Class A Units (5,000 units)		500,000	31,000
			5,272,430	5,670,334	5,201,334

National Investment Managers Inc. (4%)*	Retirement Plan Administrator	Subordinated Note (11% Cash, 5% PIK, Due 09/16)	11,703,034	11,450,996	11,450,996
		Preferred A Units (90,000 units)		900,000	479,000
		Common Units (10,000 units)		100,000	—
			11,703,034	12,450,996	11,929,996

Novolyte Technologies, Inc. (4%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 07/16)	7,264,182	7,143,362	7,143,362
		Subordinated Note (12% Cash, 4% PIK, Due 07/16)	2,334,916	2,296,081	2,296,081
		Preferred Units (641 units)		661,227	888,000
		Common Units (24,522 units)		165,306	1,744,000
			9,599,098	10,265,976	12,071,443

Pomeroy IT Solutions (3%)*	Information Technology Outsourcing Services	Subordinated Notes (13% Cash, 2% PIK, Due 02/16)	10,181,198	9,955,154	9,955,154
			10,181,198	9,955,154	9,955,154

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	$8,100,993	$7,580,433	$7,580,433
		Common Unit Purchase Warrants		402,000	548,000
			8,100,993	7,982,433	8,128,433

Renew Life Formulas, Inc. (4%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Notes (12% Cash, 3% PIK, Due 03/15)	13,401,006	13,155,235	13,155,235
			13,401,006	13,155,235	13,155,235

Sheplers, Inc. (4%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,531,250	8,531,250
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	3,758,021	3,683,021	3,683,021
			12,508,021	12,214,271	12,214,271

SRC, Inc. (3%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	8,879,665	8,640,013	8,640,013
		Common Stock Purchase Warrants		123,800	—
			8,879,665	8,763,813	8,640,013

Syrgis Holdings, Inc. (1%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,444,766	2,437,942	2,437,942
		Class C Units (2,114 units)		1,000,000	1,597,000
			2,444,766	3,437,942	4,034,942

TBG Anesthesia Management, LLC (3%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	10,750,000	10,445,062	10,445,062
		Warrant (263 shares)		276,100	239,000
			10,750,000	10,721,162	10,684,062

TMR Automotive Service Supply, LLC (2%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	5,000,000	4,738,933	4,738,933
		Unit Purchase Warrant (329,518 units)		195,000	284,000
			5,000,000	4,933,933	5,022,933

Top Knobs USA, Inc. (3%)*	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,369,002	10,209,875	10,209,875
		Common Stock (26,593 shares)		750,000	733,000
			10,369,002	10,959,875	10,942,875

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,216,500	7,072,500	7,072,500
		Series A Preferred Stock (10,000 units)		950,000	950,000
		Common Stock (55,556 units)		50,000	50,000
			7,216,500	8,072,500	8,072,500

TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 07/18)	13,362,115	13,136,232	13,136,232
		Class A Units (1,557 units)		512,124	799,000
		Class B Units (82 units)		26,954	28,000
			13,362,115	13,675,310	13,963,232

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,574,292	5,574,292
		Common Unit (1 unit)		200,000	117,000
		Common Stock Warrants (8 shares)		321,000	627,000
			5,810,588	6,095,292	6,318,292

Twin-Star International, Inc. (2%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,476,065	4,476,065
		Senior Note (4.4%, Due 04/13)	1,052,240	1,052,240	1,052,240
			5,552,240	5,528,305	5,528,305

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,858,183	3,773,066	3,773,066
		Membership Interest Purchase Warrant (4.0%)		132,800	—
			3,858,183	3,905,866	3,773,066

Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 3% PIK, Due 11/16)	7,000,000	6,065,200	6,065,200
		Class B Preferred Units (1,020,000 units)		1,020,000	1,020,000
		Common Unit Purchase Warrants (2,224,561 units)		782,300	782,300
			7,000,000	7,867,500	7,867,500

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	$12,816,222	$12,678,077	$12,678,077
			12,816,222	12,678,077	12,678,077

Subtotal Non–Control / Non–Affiliate Investments			377,095,379	389,312,451	396,502,490

Affiliate Investments:
American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (10% PIK, Due 10/13)	6,056,794	5,213,450	5,213,450
		Membership Units (6,516 units)		350,000	—
			6,056,794	5,563,450	5,213,450

AP Services, Inc. (2%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,351,545	4,258,465	4,258,465
		Class A Units (933 units)		933,333	1,181,000
		Class B Units (496 units)		—	80,000
			4,351,545	5,191,798	5,519,465

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	6,054,948	6,024,163	6,024,163
		Senior Note (12% Cash, 2% PIK, Due 07/15)	617,572	617,572	518,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	786,000
		Membership Units (1,000,000 units)		8,203	346,000
		Options to Purchase Membership Units (342,407 units)		500,000	149,000
		Membership Unit Warrants (356,506 units)		—	2,000
			7,614,318	8,091,736	7,825,163

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,140,000
		Common Stock Warrant (4,000 shares)		—	33,000
				200,000	1,173,000

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (2%)*	Oil and Gas Services	Subordinated Note—Brantley Transportation (14% Cash, 5% PIK, Due 12/12)	3,947,627	3,915,231	3,915,231
		Common Unit Warrants—Brantley Transportation (4,560 common units)		33,600	401,000
		Preferred Units—Pine Street (200 units)		200,000	757,000
		Common Unit Warrants—Pine Street (2,220 units)		—	99,000
			3,947,627	4,148,831	5,172,231

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,277,116	8,133,312	8,133,312
		Class A Units (80,000 units)		800,000	1,292,000
			8,277,116	8,933,312	9,425,312

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,836,000
				1,000,000	3,836,000

Equisales, LLC (1%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	3,125,336	3,116,853	3,045,000
		Class A Units (500,000 units)		480,900	535,000
			3,125,336	3,597,753	3,580,000

Fischbein Partners, LLC (3%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (12% Cash, 2% PIK, Due 10/16)	6,756,525	6,636,697	6,636,697
		Class A Units (1,750,000 units)		417,088	3,344,000
			6,756,525	7,053,785	9,980,697

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,135,501	4,063,598	4,063,598
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,014,963	996,975	716,000
		Preferred Units (233 units)		211,867	—
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—
			5,150,464	5,310,573	4,779,598

Plantation Products, LLC (5%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	15,203,916	14,889,867	14,889,867
		Preferred Units (1,127 units)		1,127,000	1,221,000
		Common Units (92,000 units)		23,000	142,000
			15,203,916	16,039,867	16,252,867

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		$563,602	$393,000
				563,602	393,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	$5,610,350	5,543,617	5,543,617
		Common Units (50 units)		500,000	589,000
			5,610,350	6,043,617	6,132,617

Venture Technology Groups, Inc. (2%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,444,612	5,341,062	5,341,062
		Class A Units (1,000,000 units)		1,000,000	530,000
			5,444,612	6,341,062	5,871,062

Waste Recyclers Holdings, LLC (2%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (985,372 units)		3,304,218	4,310,000
		Class C Preferred Units (1,444,475 units)		1,499,531	1,752,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				7,984,532	6,062,000

Wythe Will Tzetzo, LLC (4%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,885,836	9,885,836
		Series A Preferred Units (74,764 units)		1,500,000	1,784,000
		Common Unit Purchase Warrants (25,065 units)		301,510	380,000
			10,357,475	11,687,346	12,049,836

Subtotal Affiliate Investments			81,896,078	97,751,264	103,266,298

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note—FCL (5.0% Cash, Due 9/16)	1,485,821	1,478,538	1,478,538
		Senior Note—FCL (8.0% Cash, 2% PIK, Due 9/16)	1,147,836	1,145,436	955,000
		Senior Note—SPV (2.5% Cash, 6% PIK, Due 9/16)	950,328	950,328	343,000
		Members Interests—SPV (299,875 units)		—	—
			3,583,985	3,574,302	2,776,538

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,281,284	2,780,028	443,000
		Common Stock (2,978 shares)		294,624	—
			3,281,284	3,074,652	443,000

Fischbein, LLC (1%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		59,315	283,816
		Class A Common Units (3,839,068 units)		453,630	1,859,433
				512,945	2,143,249

Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (8.5% Cash, Due 03/15)	3,198,299	3,000,000	1,947,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			3,198,299	4,116,440	1,947,000

Subtotal Control Investments			10,063,568	11,278,339	7,309,787

Total Investments, December 31, 2011(152%)*			$469,055,025	$498,342,054	$507,078,575
*    Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Disclosures of interest rates on subordinated notes include cash interest rates and payment–in–kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

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
Basis of Presentation
The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries, including Triangle SBIC and Triangle SBIC II. Neither Triangle SBIC nor Triangle SBIC II consolidates portfolio company investments. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
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
Reclassifications
Certain reclassifications have been made in the consolidated financial statements for the three and nine months ended September 30, 2012 in order to conform to current presentation. The Company had historically included losses realized on the extinguishment of debt in “Amortization of deferred financing fees” in the Consolidated Statements of Operations. Effective January 1, 2012, the Company records losses on the extinguishment of debt as a separate line item in the Consolidated Statements of Operations. See Note 4 to the Consolidated Financial Statements for further discussion of deferred financing fees.

2. INVESTMENTS
The Company primarily invests in subordinated debt (or 2nd lien notes) of privately held companies. These subordinated debt investments generally are secured by a second priority security interest in the assets of the borrower. In addition, the Company generally invests in an equity instrument of the borrower, such as warrants to purchase common stock in the portfolio company or direct preferred or common equity interests. The Company also invests in senior debt (or 1stlien notes) on a more limited basis.
The cost basis of our debt investments include any unamortized original issue discount, unamortized loan origination fees and payment–in–kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2012
Subordinated debt and 2nd lien notes	$498,025,396	80%	$479,332,414	76%
Senior debt and 1st lien notes	63,103,253	10	62,931,834	10
Equity shares	53,073,810	8	68,298,705	11
Equity warrants	9,791,097	2	20,638,000	3
Royalty rights	—	—	109,000	—
	$623,993,556	100%	$631,309,953	100%
December 31, 2011
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—
	$498,342,054	100%	$507,078,575	100%

During the three months ended September 30, 2012, the Company made eight new investments totaling approximately $71.9 million. During the nine months ended September 30, 2012, the Company made nineteen new investments totaling approximately $225.3 million and investments in six existing portfolio companies totaling approximately $3.2 million.
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
Level 1 Inputs – include quoted prices (unadjusted) in active markets for identical assets or liabilities.
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
The Valuation Firms provide third party valuation consulting services to the Company which consist of certain procedures that the Company identified and requested the Valuation Firms to perform (hereinafter referred to as the “Procedures”). The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the Company’s stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
To estimate the enterprise value of the portfolio company, the Company primarily uses a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance. In addition, the Company considers other factors, including but not limited to (i) offers from third-parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and, (iv) when the Company believes there are comparable companies that are publicly traded, the Company performs a review of these publicly traded companies and the market multiple of their equity securities.
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
The ranges and weighted-average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities as of September 30, 2012 are summarized as follows:

	Fair Value As of September 30, 2012	Valuation Model	Level 3 Input	Range of Inputs	Weighted- Average
Subordinated debt and 2nd lien notes	$469,075,414	Income Approach	Required Rate of Return	13.0% – 22.5%	15.1%
			Leverage Ratio	1.5x – 6.5x	3.5x
			Adjusted EBITDA	$1.1 million – $40.0 million	$15.6 million
	10,257,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.0x – 6.0x	5.3x
			Adjusted EBITDA	$1.2 million – $5.1 million	$1.7 million
Senior debt and 1st lien notes	62,931,834	Income Approach	Required Rate of Return	4.5% – 18.1%	14.6%
			Leverage Ratio	1.1x – 5.0x	2.3x
			Adjusted EBITDA	$1.5 million – $27.9 million	$6.1 million
Equity shares and warrants	88,936,705	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.0x – 11.0x	6.7x
			Adjusted EBITDA	$0.4 million – $40.0 million	$16.4 million
			Revenue Multiple	1.5x – 4.8x	3.1x
			Revenues	$8.4 million – $47.8 million	$33.7 million

The following table presents the Company’s investment portfolio at fair value as of September 30, 2012 and December 31, 2011, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at September 30, 2012
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$479,332,414	$479,332,414
Senior debt and 1st lien notes	—	—	62,931,834	62,931,834
Equity shares	—	—	68,298,705	68,298,705
Equity warrants	—	—	20,638,000	20,638,000
Royalty rights	—	—	109,000	109,000
	$—	$—	$631,309,953	$631,309,953

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$387,169,056	$387,169,056
Senior debt and 1st lien notes	—	—	59,974,195	59,974,195
Equity shares	—	—	43,972,024	43,972,024
Equity warrants	—	—	15,043,300	15,043,300
Royalty rights	—	—	920,000	920,000
	$—	$—	$507,078,575	$507,078,575

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011:

Nine Months Ended September 30, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	196,117,782	9,161,883	21,678,540	1,552,317	—	228,510,522
Proceeds from sales of investments	—	—	(7,554,964)	(818,732)	(874,400)	(9,248,096)
Loan origination fees received	(3,365,896)	(200,000)	—	—	—	(3,565,896)
Principal repayments received	(97,223,732)	(7,426,252)	—	—	—	(104,649,984)
PIK interest earned	9,840,162	1,145,521	—	—	—	10,985,683
PIK interest payments received	(4,838,397)	(645,984)	—	—	—	(5,484,381)
Accretion of loan discounts	1,239,138	243,569	—	—	—	1,482,707
Accretion of deferred loan origination revenue	2,195,586	201,689	—	—	—	2,397,275
Realized gain	230,034	—	4,208,506	785,132	—	5,223,672
Unrealized gain (loss)	(12,031,319)	477,213	5,994,599	4,075,983	63,400	(1,420,124)
Fair value, end of period	$479,332,414	$62,931,834	$68,298,705	$20,638,000	$109,000	$631,309,953

Nine Months Ended September 30, 2011:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$234,049,688	$44,584,148	$38,719,699	$7,902,458	$734,600	$325,990,593
New investments	167,050,453	9,000,000	6,506,609	1,587,612	—	184,144,674
Proceeds from sales of investments	—	—	(17,011,538)	—	—	(17,011,538)
Loan origination fees received	(3,449,444)	(240,000)	—	—	—	(3,689,444)
Principal repayments received	(45,022,351)	(1,400,689)	—	—	—	(46,423,040)
PIK interest earned	6,390,955	945,403	—	—	—	7,336,358
PIK interest payments received	(3,429,343)	(454,987)	—	—	—	(3,884,330)
Accretion of loan discounts	766,440	77,094	—	—	—	843,534
Accretion of deferred loan origination revenue	889,195	139,956	—	—	—	1,029,151
Realized gain (loss)	(2,100,745)	—	13,178,598	(83,414)	—	10,994,439
Unrealized gain (loss)	4,952,440	619,344	(5,685,119)	5,016,854	$146,400	5,049,919
Fair value, end of period	$360,097,288	$53,270,269	$35,708,249	$14,423,510	$881,000	$464,380,316

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Statements of Operations. Pre-tax net unrealized gains (losses) on investments of $0.3 million and ($1.0) million, respectively, during the three and nine months ended September 30, 2012 are related to portfolio company investments that were still held by the Company as of September 30, 2012. Pre-tax net unrealized gains on investments of $7.1 million and $10.6 million, respectively, during the three and nine months ended September 30, 2011 are related to portfolio company investments that were still held by the Company as of September 30, 2011.
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle-market companies in a variety of industries. At both September 30, 2012 and December 31, 2011, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2012 and December 31, 2011, the Company’s largest single portfolio company investment represented approximately 4.3% and 5.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
For federal income tax purposes, the cost of investments owned at September 30, 2012 and December 31, 2011 was approximately $627.0 million and $500.7 million, respectively.

4. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2012 and December 31, 2011:

Issuance/Pooling Date	Maturity Date	Prioritized Return (Interest) Rate	September 30, 2012	December 31, 2011
SBA Debentures:
March 28, 2007	March 1, 2017	6.231%	—	4,000,000
March 26, 2008	March 1, 2018	6.214%	—	6,410,000
September 24, 2008	September 1, 2018	6.442%	20,500,000	50,900,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	7,169,252	7,037,504
Credit Facility
September 18, 2012	September 17, 2016	Variable	26,000,000	15,000,000
Senior Notes
March 2, 2012	March 15, 2019	7.000%	69,000,000	—
			$278,559,252	$239,237,504

SBA and SBA LMI Debentures
Interest payments on SBA debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The Company’s SBA Low or Moderate Income (“LMI”) debentures are five-year deferred interest debentures that are issued at a discount to par. The accretion of discount on SBA LMI debentures is classified as interest expense in the Company’s consolidated financial statements.
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of September 30, 2012, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of September 30, 2012, Triangle SBIC has issued $109.2 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of September 30, 2012, Triangle SBIC II has issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of September 30, 2012 and December 31, 2011 were 4.48% and 4.83%, respectively.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the three and nine months ended September 30, 2012, the Company prepaid approximately $30.4 million and $40.8 million, respectively, of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.6 million and $0.8 million in the three and nine months ended September 30, 2012, respectively.
Credit Facility
In September 2012, the Company entered into a four-year senior secured credit facility (the “Credit Facility”) to provide additional liquidity in support of its investment and operational activities. The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced the Company's $75.0 million senior secured credit facility (the “Prior Facility”). The Company entered into the Prior Facility in May 2011 with an initial commitment of $50.0 million, which was increased to $75.0 million in November 2011.

The Credit Facility has an accordion feature that allows for an increase in the total commitment size up to $215.0 million, subject to certain conditions, and also contains two one-year extension options, bringing the total potential borrowing term to six years from closing. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by the Company's assets, excluding the assets of Triangle SBIC and Triangle SBIC II.

Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The Company pays a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on the Company's Consolidated Statement of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments. As of September 30, 2012, the Company had $26.0 million in LIBOR-based borrowings outstanding under the Credit Facility with an interest rate of 3.2%. As of December 31, 2011, the Company had $15.0 million in base-rate borrowings outstanding under the Prior Facility with an interest rate of 5.2%.

As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a business development company. As of September 30, 2012, the Company was in compliance with all covenants of the Credit Facility.
Senior Notes Due 2019
In March 2012, the Company issued $69.0 million of senior unsecured notes (the “2019 Senior Notes”). The 2019 Senior Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Senior Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Senior Notes, after underwriting discounts and offering expenses, were approximately $66.7 million.

The indenture relating to the 2019 Senior Notes contains certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) to provide financial information to the holders of the 2019 Senior Notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934.

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
The following table presents information with respect to the Plan for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested shares, beginning of period	359,555	$15.39	302,698	$11.40
Shares granted during the period	235,086	$19.00	161,174	$20.37
Shares vested during the period	(140,464)	$13.42	(104,317)	$11.53
Unvested shares, end of period	454,177	$17.87	359,555	$15.39

In the three and nine months ended September 30, 2012, the Company recognized equity-based compensation expense of approximately $0.7 million and $2.1 million, respectively. In the three and nine months ended September 30, 2011, the Company recognized equity-based compensation expense of approximately $0.5 and 1.4 million, respectively. This expense is included in general and administrative expenses in the Company’s Consolidated Statements of Operations.
As of September 30, 2012, there was approximately $6.2 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
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

6. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Per share data:
Net asset value at beginning of period	$14.68	$12.09
Net investment income(1)	1.59	1.53
Net realized gain (loss) on investments(1)	0.20	0.59
Net unrealized appreciation on investments(1)	(0.08)	0.27
Total increase from investment operations(1)	1.71	2.39
Cash dividends/distributions declared	(1.49)	(1.30)
Shares issued pursuant to Dividend Reinvestment Plan	0.03	0.02
Common stock offerings	0.54	1.61
Stock-based compensation	(0.09)	(0.06)
Loss on extinguishment of debt(1)	(0.03)	—
Income tax provision(1)	—	—
Other(2)	(0.02)	(0.16)
Net asset value at end of period	$15.33	$14.59
Market value at end of period(3)	$25.66	$15.22
Shares outstanding at end of period	27,320,385	22,714,851
Net assets at end of period	$418,702,605	$331,444,475
Average net assets	$401,118,293	$248,142,989
Ratio of total expenses to average net assets (annualized)	7.7%	9.0%
Ratio of net investment income to average net assets (annualized)	14.0%	15.2%
Portfolio turnover ratio	20.6%	11.6%
Total Return(4)	42.0%	(13.1)%
Efficiency Ratio(5)	18.0%	19.4%

(1)	Weighted average basic per share data.

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

7. SUBSEQUENT EVENTS
In October 2012, the Company invested $14.5 million in subordinated debt and equity of Performance Health and Wellness Holdings, Inc. and subsidiaries ("Performance Health"). Performance Health designs, manufactures and markets rehabilitation and wellness products. Under the terms of the investment, Performance Health will pay interest on the subordinated debt at a rate of 13.0% per annum.
In October 2012, the Company filed a prospectus supplement pursuant to which $70.0 million in aggregate principal amount of 6.375% senior unsecured notes due 2022 (the "2022 Senior Notes") were offered.  The 2022 Senior Notes will mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015.  The 2022 Senior Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  The Company also granted the underwriters a 30-day option to purchase up to an additional $10.5 million in aggregate principal amount of 2022 Senior Notes to cover over-allotments, if any.  Pursuant to this offering, $70.0 million of the 2022 Senior Notes were sold and delivered on October 19, 2012 and $10.5 million of the 2022 Senior Notes were sold and delivered on November 6, 2012, resulting in total net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $77.8 million. On October 29, 2012, a portion of the proceeds was used to repay $26.0 million in borrowings outstanding under the Credit Facility.

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

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Loan origination fees received in connection with our debt investments are recognized as investment income over the life of the loan using the effective interest method or, in some cases, recognized as earned. We also receive fees from our portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when received. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment in kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of September 30, 2012 and December 31, 2011, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 14.7% and 15.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.4% and 13.9% as of September 30, 2012 and December 31, 2011, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 13.1% and 13.6% as of September 30, 2012 and December 31, 2011, respectively.
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
Portfolio Composition
The total value of our investment portfolio was $631.3 million as of September 30, 2012, as compared to $507.1 million as of December 31, 2011. As of September 30, 2012, we had investments in 77 portfolio companies with an aggregate cost of $624.0 million. As of December 31, 2011, we had investments in 63 portfolio companies with an aggregate cost of $498.3 million. As of both September 30, 2012 and December 31, 2011, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2012 and December 31, 2011, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2012
Subordinated debt and 2nd lien notes	$498,025,396	80%	$479,332,414	76%
Senior debt and 1st lien notes	63,103,253	10	62,931,834	10
Equity shares	53,073,810	8	68,298,705	11
Equity warrants	9,791,097	2	20,638,000	3
Royalty rights	—	—	109,000	—
	$623,993,556	100%	$631,309,953	100%
December 31, 2011
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—
	$498,342,054	100%	$507,078,575	100%

Investment Activity
During the nine months ended September 30, 2012, the Company made nineteen new investments totaling approximately $225.3 million, debt investments in four existing portfolio companies totaling approximately $2.6 million and equity investments in three existing portfolio companies totaling approximately $0.6 million. We had eleven portfolio company loans repaid at par totaling approximately $96.9 million and received normal principal repayments and partial loan prepayments totaling approximately $7.7 million in the nine months ended September 30, 2012. In addition, we received proceeds related to the sales of certain equity securities totaling $9.2 million and realized gains totaling approximately $5.2 million in the nine months ended September 30, 2012.
During the nine months ended September 30, 2011, we made fourteen new investments totaling approximately $123.6 million, debt investments in ten existing portfolio companies totaling approximately $60.2 million and five equity investments in existing portfolio companies totaling approximately $0.3 million. We had seven portfolio company loans repaid at par totaling approximately $39.8 million and received normal principal repayments and partial loan prepayments totaling approximately $6.6 million in the nine months ended September 30, 2011. In addition, we sold two equity investments in a portfolio company for total proceeds of approximately $17.0 million, resulting in a realized gain totaling approximately $13.2 million, and recognized a realized loss of approximately $3.0 million on the conversion of a debt investment in a portfolio company to equity.
Total portfolio investment activity for the nine months ended September 30, 2012 and 2011 was as follows:

Nine Months Ended September 30, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	196,117,782	9,161,883	21,678,540	1,552,317	—	228,510,522
Proceeds from sales of investments	—	—	(7,554,964)	(818,732)	(874,400)	(9,248,096)
Loan origination fees received	(3,365,896)	(200,000)	—	—	—	(3,565,896)
Principal repayments received	(97,223,732)	(7,426,252)	—	—	—	(104,649,984)
PIK interest earned	9,840,162	1,145,521	—	—	—	10,985,683
PIK interest payments received	(4,838,397)	(645,984)	—	—	—	(5,484,381)
Accretion of loan discounts	1,239,138	243,569	—	—	—	1,482,707
Accretion of deferred loan origination revenue	2,195,586	201,689	—	—	—	2,397,275
Realized gain	230,034	—	4,208,506	785,132	—	5,223,672
Unrealized gain (loss)	(12,031,319)	477,213	5,994,599	4,075,983	63,400	(1,420,124)
Fair value, end of period	$479,332,414	$62,931,834	$68,298,705	$20,638,000	$109,000	$631,309,953
Weighted average yield on debt investments at end of period(1)						14.7%
Weighted average yield on total investments at end of period(1)						13.4%
Weighted average yield on total investments at end of period						13.1%

(1)	Excludes non-accrual debt investments.

Nine Months Ended September 30, 2011:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$234,049,688	$44,584,148	$38,719,699	$7,902,458	$734,600	$325,990,593
New investments	167,050,453	9,000,000	6,506,609	1,587,612	—	184,144,674
Proceeds from sales of investments	—	—	(17,011,538)	—	—	(17,011,538)
Loan origination fees received	(3,449,444)	(240,000)	—	—	—	(3,689,444)
Principal repayments received	(45,022,351)	(1,400,689)	—	—	—	(46,423,040)
PIK interest earned	6,390,955	945,403	—	—	—	7,336,358
PIK interest payments received	(3,429,343)	(454,987)	—	—	—	(3,884,330)
Accretion of loan discounts	766,440	77,094	—	—	—	843,534
Accretion of deferred loan origination revenue	889,195	139,956	—	—	—	1,029,151
Realized gain (loss)	(2,100,745)	—	13,178,598	(83,414)	—	10,994,439
Unrealized gain (loss)	4,952,440	619,344	(5,685,119)	5,016,854	146,400	5,049,919
Fair value, end of period	$360,097,288	$53,270,269	$35,708,249	$14,423,510	$881,000	$464,380,316
Weighted average yield on debt investments at end of period(1)						15.1%
Weighted average yield on total investments at end of period(1)						14.0%
Weighted average yield on total investments at end of period						13.6%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2012, the fair value of our non-accrual assets was approximately $2.5 million, which comprised 0.4% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $9.4 million, which comprised 1.5% of the total cost of our portfolio. As of December 31, 2011, the fair value of our non-accrual assets was approximately $7.6 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $11.0 million, which comprised 2.2% of the total cost of our portfolio.
Our non-accrual assets as of September 30, 2012 are as follows:
Gerli and Company
In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. In addition, in the second quarter of 2012, we invested $250,000 in a Gerli senior subordinated note. Under the terms of the notes, interest on the notes is payable only if Gerli meets certain covenants, which they were not compliant with as of September 30, 2012. In the nine months ended September 30, 2012, we recognized unrealized depreciation on our debt investments in Gerli of approximately $0.9 million. As of September 30, 2012, the cost of our debt investments in Gerli was $3.3 million and the fair value was $1.3 million.
Fire Sprinkler Systems, Inc.
In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. In the nine months ended, September 30, 2012, we recorded unrealized depreciation of $0.4 million on our debt investment in Fire Sprinkler Systems. As of September 30, 2012, the cost of our debt investment in Fire Sprinkler Systems was $3.0 million and the fair value of such investment was $0.3 million.

Equisales, LLC
In May 2012, we placed our debt investment in Equisales, LLC, or Equisales, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Equisales for financial reporting purposes. In the nine months ended September 30, 2012, we recorded unrealized depreciation of $2.1 million on our debt investment in Equisales. As of September 30, 2012, the cost of our debt investment in Equisales was $3.2 million and the fair value of such investment was $1.0 million.

PIK Non-Accrual Assets
In addition to our non-accrual assets, as of September 30, 2012, we had debt investments in two portfolio companies (our subordinated notes to Home Physicians and Venture Technology Groups, Inc.) that are on non-accrual only with respect to the PIK interest component of the loans. As of September 30, 2012, the fair value of these debt investments was approximately $9.0 million, or 1.4% of the total fair value of our portfolio and the cost of these assets was approximately $17.4 million, or 2.8% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended September 30, 2012 and September 30, 2011
Investment Income
For the three months ended September 30, 2012, total investment income was $24.3 million, a 50% increase from $16.2 million of total investment income for the three months ended September 30, 2011. This increase was primarily attributable to an increase in total loan interest income (including PIK interest income) due to a net increase in our portfolio investments from September 30, 2011 to September 30, 2012, an increase in non-recurring fee income of approximately $1.4 million and $0.7 million of non-recurring dividend income in the three months ended September 30, 2012. Non-recurring fee income was approximately $1.5 million for the three months ended September 30, 2012 as compared to $0.1 million for the three months ended September 30, 2011.
Expenses
For the three months ended September 30, 2012, expenses increased by 45% to $8.5 million from $5.8 million for the three months ended September 30, 2011. The increase in expenses was attributable to a $1.1 million increase in interest and other financing fees and a $1.5 million increase in general and administrative expenses. The increase in interest and other financing fees is primarily related to interest on our 7.00% Senior Notes due 2019, or 2019 Senior Notes, of approximately $1.2 million in the quarter ended September 30, 2012. The increase in general and administrative expenses in the quarter ended September 30, 2012 was primarily related to increased salary and incentive compensation costs, as well as increased non-cash compensation expenses.
Net Investment Income
As a result of the $8.1 million increase in total investment income and the $2.6 million increase in expenses, net investment income increased by 53% to $15.9 million for the three months ended September 30, 2012 as compared to net investment income of $10.4 million for the three months ended September 30, 2011.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended September 30, 2012 we realized a gain on the sale of one affiliate investment of approximately $0.8 million and gains on the sales of two non-control/non-affiliate investments totaling approximately $0.8 million. In addition, during the three months ended September 30, 2012, we recorded unrealized appreciation on 30 investments totaling approximately $9.3 million, unrealized depreciation on 19 investments totaling approximately $9.2 million and unrealized depreciation reclassification adjustments related to the realized gains noted above totaling $0.6 million.

In the three months ended September 30, 2011, we realized a gain on the sale of one non-control/non-affiliate investment of approximately $1.0 million and a loss on the conversion of debt to equity of one control investment of $3.0 million. In addition, during the three months ended September 30, 2011, we recorded net unrealized appreciation of investments totaling approximately $9.0 million comprised of unrealized appreciation on 23 investments totaling approximately $9.7 million, unrealized depreciation on 16 investments totaling approximately $2.8 million and net unrealized appreciation reclassification adjustments related to the realized gains and losses noted above totaling $2.2 million.

In the three months ended September 30, 2012 , we recognized a non-cash loss on the extinguishment of debt of approximately $0.6 million related to a prepayment of SBA-guaranteed debentures.
As a result of these events, our net increase in net assets from operations was $16.2 million for the three months ended September 30, 2012 as compared to a net increase in net assets from operations of $17.5 million for the three months ended September 30, 2011.
Comparison of nine months ended September 30, 2012 and September 30, 2011
Investment Income
For the nine months ended September 30, 2012, total investment income was $65.4 million, a 45% increase from $45.1 million of total investment income for the nine months ended September 30, 2011. This increase was primarily attributable to an increase in total loan interest income (including PIK interest income) due to a net increase in our portfolio investments from September 30, 2011 to September 30, 2012, an increase in non-recurring fee income of approximately $0.1 million and $0.7 million of non-recurring dividend income in the nine months ended September 30, 2012. Non-recurring fee income was approximately $2.9 million for the nine months ended September 30, 2012 as compared to $2.8 million for the nine months ended September 30, 2011.
Expenses
For the nine months ended September 30, 2012, expenses increased by 41% to $23.3 million from $16.6 million for the nine months ended September 30, 2011. The increase in expenses was attributable to a $3.7 million increase in interest and other financing fees and a $3.0 million increase in general and administrative expenses. The increase in interest and other financing fees is related to (i) interest on our 2019 Senior Notes of approximately $2.8 million for the nine months ended September 30, 2012, (ii) credit facility fees and interest of approximately $0.3 million for the nine months ended September 30, 2012, and (iii) increased amortization of deferred financing fees related to costs associated with the 2019 Senior Notes partially offset by lower weighted-average rates on outstanding SBA-guaranteed debentures for the nine months ended September 30, 2012 as compared to weighted-average rates on outstanding SBA-guaranteed debentures for the nine months ended September 30, 2011. The increase in general and administrative expenses for the nine months ended September 30, 2012 was primarily related to increased salary and incentive compensation costs, as well as increased non-cash compensation expenses.
Net Investment Income
As a result of the $20.3 million increase in total investment income and the $6.7 million increase in expenses, net investment income increased by 48% to $42.1 million for the nine months ended September 30, 2012 as compared to net investment income of $28.5 million for the nine months ended September 30, 2011.
Net Increase/Decrease in Net Assets Resulting from Operations
In the nine months ended September 30, 2012 we realized a gain on the sale of one control investment of approximately $0.8 million, a gain on the sale of one affiliate investment of approximately $0.8 million, gains on the sales of four non-control/non-affiliate investments totaling approximately $3.4 million and a gain on the repayment of one non-control/non-affiliate investment totaling approximately $0.2 million. In addition, during the nine months ended September 30, 2012, we recorded net unrealized depreciation of investments totaling approximately $2.0 million, comprised of (i) unrealized appreciation on 33 investments totaling approximately $20.8 million, (ii) unrealized depreciation on 22 investments totaling approximately $19.1 million and (iii) unrealized depreciation reclassification adjustments related to the realized gains noted above totaling $3.7 million.

In the nine months ended September 30, 2011, we realized a gain on the sale of one control investment of approximately $12.2 million, a loss on the disposal of one control investment of $0.1 million and a loss on a debt to equity conversion of one control investment of $3.0 million. In addition, we realized gains on the repayments of two non-control/non-affiliate investments totaling approximately $0.8 million, and a gain on the sale of one non-control/non-affiliate investment of $1.0 million. During the nine months ended September 30, 2011, we recorded net unrealized appreciation of investments totaling approximately $5.0 million, comprised of (i) unrealized appreciation on 27 investments totaling approximately $18.7 million, (ii) unrealized depreciation on 17 investments totaling approximately $4.8 million and (iii) $8.9 million of net unrealized depreciation reclassification adjustments related to the realized gains and losses noted above.
In the nine months ended September 30, 2012, we recognized non-cash losses on extinguishment of debt of approximately $0.8 million related to prepayments of SBA-guaranteed debentures. In the nine months ended September 30, 2011, we recognized non-cash losses on extinguishment of debt of approximately $0.2 million related to prepayments of SBA-guaranteed debentures.

As a result of these events, our net increase in net assets from operations was $44.5 million for the nine months ended September 30, 2012 as compared to a net increase in net assets from operations of $44.4 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available leverage under our credit facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
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
Cash Flows
For the nine months ended September 30, 2012, we experienced a net decrease in cash and cash equivalents in the amount of $6.8 million. During that period, our operating activities used $80.2 million in cash, consisting primarily of new portfolio investments of $228.5 million, partially offset by repayments received from portfolio companies of approximately $113.9 million. In addition, financing activities provided $73.5 million of cash, consisting primarily of proceeds from a public common stock offering of $77.1 million, net proceeds from a public offering of 2019 Senior Notes of $66.7 million and credit facility borrowings of $26.0 million partially offset by cash dividends paid in the amount of $38.1 million, repayments of SBA-guaranteed debentures of $40.8 million, and a repayment of borrowings under the credit facility of $15.0 million. At September 30, 2012, we had $60.1 million of cash and cash equivalents on hand.
For the nine months ended September 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $30.6 million. During that period, our operating activities used $94.9 million in cash, consisting primarily of new portfolio investments of $184.1 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $63.4 million. In addition, financing activities provided $125.5 million of cash, consisting primarily of proceeds from public common stock offerings of $128.7 million, borrowings under SBA-guaranteed debentures payable of $31.1 million, offset by cash dividends paid in the amount of $22.8 million, repayments of SBA-guaranteed debentures of $9.5 million and financing fees paid in the amount of $1.3 million. At September 30, 2011, we had $85.4 million of cash and cash equivalents on hand.
Financing Transactions
Due to Triangle SBIC’s and Triangle SBIC II’s status as licensed SBICs, Triangle SBIC and Triangle SBIC II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can currently have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. As of September 30, 2012, the maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. Legislation is currently pending that, if passed, would increase the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC to $200.0 million and by a group of SBICs under common control to $350.0 million. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.
Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time, without penalty.
As of September 30, 2012, Triangle SBIC has issued $109.2 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of September 30, 2012, Triangle SBIC II has issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2012 was 4.48%. In the three and nine months ended September 30, 2012, the Company prepaid approximately $30.4 million and $40.8 million, respectively, of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.6 million and $0.8 million, respectively.

In September 2012, we entered into a four-year senior secured credit facility to provide additional liquidity in support of our investment and operational activities.  The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced our $75.0 million senior secured credit facility, or the Prior Facility. We entered into the Prior Facility in May 2011 with an initial commitment of $50.0 million, which was increased to $75.0 million in November 2011.

The Credit Facility has an accordion feature that allows for an increase in the total commitment size up to $215.0 million, subject to certain conditions, and also contains two one-year extension options, bringing the total potential borrowing term to six years from closing.  The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by our assets, excluding the assets of Triangle SBIC and Triangle SBIC II.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%.  The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%.  We pay a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on our Consolidated Statement of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments. As of September 30, 2012, we had $26.0 million in borrowings outstanding under the Credit Facility with an interest rate of 3.2%. As of December 31, 2011, we had $15.0 million in borrowings outstanding under the Prior Facility with an interest rate of 5.2%.

As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of September 30, 2012, we were in compliance with all covenants of the Credit Facility.
In March 2012, we issued $69.0 million of 2019 Senior Notes. The 2019 Senior Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2015. The 2019 Senior Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds from the sale of the 2019 Senior Notes, after underwriting discounts and offering expenses, were approximately $66.7 million.
The indenture relating to the 2019 Senior Notes contains certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) to provide financial information to the holders of the 2019 Senior Notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934.
Distributions to Stockholders
We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the “Code,” and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.
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
Current Market Conditions
Beginning in 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, the passage of the $700 billion Emergency Economic Stabilization Act of 2008 in October 2008 and the passage of the American Recovery and Reinvestment Act of 2009, or the Stimulus Bill, in February 2009. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, the market continues to remain volatile due to the uncertainty surrounding the United States’ rapidly increasing national debt, European economic conditions, the automatic federal spending reductions, expiration of tax cuts at year-end and continuing global economic malaise, causing these conditions to possibly reoccur in the future and continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our recent public offerings of common stock and debt securities, increased leverage available through the SBIC program as a result of the Stimulus Bill and our $165.0 million Credit Facility, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recent Developments
In October 2012, we invested $14.5 million in subordinated debt and equity of Performance Health and Wellness Holdings, Inc. and subsidiaries (“Performance Health”). Performance Health designs, manufactures and markets rehabilitation and wellness products. Under the terms of the investment, Performance Health will pay interest on the subordinated debt at a rate of 13.0% per annum.
In October 2012, we filed a prospectus supplement pursuant to which $70.0 million in aggregate principal amount of 6.375% senior unsecured notes due 2022, or the 2022 Senior Notes, were offered.  The 2022 Senior Notes will mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2015.  The 2022 Senior Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  We also granted the underwriters a 30-day option to purchase up to an additional $10.5 million in aggregate principal amount of 2022 Senior Notes to cover over-allotments, if any.  Pursuant to this offering, $70.0 million of the 2022 Senior Notes were sold and delivered on October 19, 2012 and $10.5 million of the 2022 Senior Notes were sold and delivered on November 6, 2012, resulting in total net proceeds to us, after underwriting discounts and offering expenses, of approximately $77.8 million. On October 29, 2012, a portion of the proceeds was used to repay $26.0 million in borrowings outstanding under the Credit Facility.

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
Level 1 Inputs – include quoted prices (unadjusted) in active markets for identical assets or liabilities.
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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%

(1)	Exclusive of the fair value of new investments made during the quarter.

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
To estimate the enterprise value of the portfolio company, we primarily use a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance. In addition, we consider other factors, including but not limited to (i) offers from third-parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and, (iv) when management believes there are comparable companies that are publicly traded, we perform a review of these publicly traded companies and the market multiple of their equity securities.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During 2011 and the first nine months of 2012, the United States economy continued to show modest improvements; however, the financial markets have experienced increased volatility and economic indicators suggested a further slowdown of the United States and European economies potentially leading to another recession. A prolonged slowdown in economic activity would likely have an adverse effect on a number of the industries in which some of our portfolio companies operate, and on certain of our portfolio companies as well. In addition, the recent sovereign debt crises may continue to impact the broader financial and credit markets and may continue to reduce the availability of debt and equity capital for the market as a whole and financial firms in particular.
During 2010, we experienced a $10.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments. In 2011, we experienced a $6.4 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments and in the first nine months of 2012, we experienced a $2.0 million decrease in the fair value of our investment portfolio related to unrealized depreciation of investments.

As of September 30, 2012, the fair value of our non-accrual assets was approximately $2.5 million, which comprised approximately 0.4% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $9.4 million, or 1.5% of the total cost of our portfolio.
In addition to our non-accrual assets, as of September 30, 2012, we had debt investments in two portfolio companies (our subordinated notes to Home Physicians and Venture Technology Groups, Inc.) that are on non-accrual only with respect to the PIK interest component of the loans. As of September 30, 2012, the fair value of these debt investments was approximately $9.0 million, or 1.4% of the total fair value of our portfolio and the cost of these assets was approximately $17.4 million, or 2.8% of the total cost of our portfolio.
The volatile conditions of the equity and debt markets may continue for a prolonged period of time or worsen in the future. To the extent that recessionary conditions recur, the economy remains stagnate, any further downgrades to the U.S. government’s sovereign credit rating occur, the European credit crisis continues, or the economy fails to return to pre-recession levels, the financial position and results of operations of certain of the middle-market companies in our portfolio could be further affected adversely, which ultimately could lead to difficulty in our portfolio companies meeting debt service requirements and lead to an increase in defaults. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2012, we were not a party to any hedging arrangements.
As of September 30, 2012, approximately 97.4%, or $546.4 million (at cost) of our debt portfolio investments bore interest at fixed rates and approximately 2.6%, or $14.7 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.3 million on an annual basis. All of our pooled SBA-guaranteed debentures and our 2019 Senior Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%.  The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.
In addition to the risk below and the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or operating results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

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

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

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

4.4
Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5
First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6
Form of 7.00% Senior Note due 2019 (Contained in the First Supplemental Indenture filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated October 19, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.8
Form of 6.375% Senior Note due 2022 (Contained in the Second Supplemental Indenture filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

10.1
Amended and Restated Credit Agreement, dated September 18, 2012, among the Registrant, Branch Banking and Trust Company, Fifth Third Bank, Morgan Stanley Bank, N.A., ING Capital LLC, Stifel Financial Corporation, First Tennessee Bank National Association, Park Sterling Bank, Raymond James Bank, N.A. and CapStone Bank (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date:	November 7, 2012	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date:	November 7, 2012	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date:	November 7, 2012	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

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

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

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

4.4
Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5
First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6
Form of 7.00% Senior Note due 2019 (Contained in the First Supplemental Indenture filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated October 19, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.8
Form of 6.375% Senior Note due 2022 (Contained in the Second Supplemental Indenture filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

10.1
Amended and Restated Credit Agreement, dated September 18, 2012, among the Registrant, Branch Banking and Trust Company, Fifth Third Bank, Morgan Stanley Bank, N.A., ING Capital LLC, Stifel Financial Corporation, First Tennessee Bank National Association, Park Sterling Bank, Raymond James Bank, N.A. and CapStone Bank (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.