Form 10-K
period 2012-12-31
Triangle Capital CORP
filed 2013-03-06
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 814-00733
Triangle Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	06-1798488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Glenwood Avenue, Suite 530 Raleigh, North Carolina	27612 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(919) 719-4770
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The New York Stock Exchange
7.00% Senior Notes Due 2019	The New York Stock Exchange
6.375% Senior Notes Due 2022	The New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012 was $600,645,955.
The number of shares outstanding of the registrant’s common stock on March 1, 2013 was 27,534,798.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRIANGLE CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report and elsewhere in this Annual Report. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption in our operations or the economy generally due to terrorism, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
Item 1.  Business.
Organization
We are a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring 100% of the equity interests in Triangle Mezzanine Fund LLLP (“Triangle SBIC”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in our initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). On December 15, 2009, Triangle Mezzanine Fund II, LP (“Triangle SBIC II”) was organized as a limited partnership under the laws of the State of Delaware. Triangle SBIC’s Small Business Investment Company (“SBIC”) license from the United States Small Business Administration (the “SBA”) became effective on September 11, 2003 and Triangle SBIC II’s SBIC license became effective on May 26, 2010. Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to Triangle SBIC prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including Triangle SBIC and Triangle SBIC II, after the IPO. At the time of closing of the IPO, we consummated the following formation transactions (“Formation Transactions”):

•
We acquired 100% of the limited partnership interests in Triangle SBIC, which became our wholly-owned subsidiary, retained its license by the SBA to operate as an SBIC, continued to hold its existing investments and made new investments with the net proceeds from the IPO.

•	We acquired 100% of the equity interests in TML.
The IPO consisted of the sale of 4,770,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds to us of approximately $64.7 million after deducting offering costs. As a result of the IPO and the Formation Transactions described above, both we and Triangle SBIC individually are closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act.
Our headquarters are in Raleigh, North Carolina, and our Internet address is www.tcap.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). Copies of this Annual Report and other reports are also available without charge upon written request to us.
Overview of our Business
We are a specialty finance company that provides customized financing to lower middle market companies located throughout the United States. We define lower middle market companies as those having annual revenues between $10.0 million and $250.0 million. Our investment objective is to seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments. Our investment philosophy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies.
We focus on investments in companies with a history of generating revenues and positive cash flow, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $200.0 million and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $25.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.

Our investments generally range from $5.0 to $30.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments. We operate Triangle SBIC and Triangle SBIC II as SBICs and utilize the proceeds from the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2012, we had investments in 82 portfolio companies, with an aggregate cost of $700.2 million.
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

•
Financing Our Investment Portfolio with Long-Term Capital. In addition to proceeds from sales of shares of our common stock and proceeds from issuance of SBA-guaranteed debentures by our SBIC subsidiaries, in 2012, we raised $69.0 million in capital from the issuance of our senior unsecured notes due 2019 and $80.5 million in capital from the issuance of our senior unsecured notes due 2022.

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
We invest primarily in subordinated notes and, on a more limited basis, invest in senior secured debt . Subordinated notes are junior to senior secured debt. Our subordinated debt investments and senior secured debt investments generally have terms of three to seven years, do not have scheduled amortization and are due at maturity. Our subordinated debt investments generally provide for fixed interest rates between 12.0% and 17.0% per annum. In addition, our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 350 basis points to LIBOR plus 950 basis points per annum. Our subordinated debt investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment-in-kind (“PIK”) interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as we have to pay out such accrued interest as distributions to our stockholders, and we may have to borrow money or raise additional capital in order to meet the requirement of generally having to pay out at least 90.0% of our taxable income to continue to qualify as a Regulated Investment Company, or RIC, for U.S. federal income tax purposes. At December 31, 2012, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 14.6%, the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.3% and the weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.9%.
An SBIC may make investments in the form of straight debt (“Loans”), debt with equity features (“Debt Securities”), or equity securities. Loans and Debt Securities must be issued for a term of not less than one year (except for bridge loans in anticipation of a permanent financing in which the SBIC intends to participate, or to protect its prior investment) and must have amortization not exceeding “straight line.” The permissible interest rate on Loans is the higher of (i) 19% or (ii) 11% over the higher of the SBIC’s weighted cost of debenture leverage or the current debenture rate. For Debt Securities, the permitted rate is the higher of (i) 14% or (ii) 6% over the higher of the SBIC’s weighted cost of debenture leverage or the current debenture rate. If a financing is in default, these maximums may increase by up to 7%. SBA Regulations define an SBIC’s weighted cost of debenture leverage and describe the permitted rate when more than one SBIC participates in the financing.
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
Triangle SBIC II has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC II. The members of Triangle SBIC II’s investment committee are Messrs. Garland S. Tucker, III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, and Cary B. Nordan. For purposes of the discussion herein, any reference to the “investment committee” refers to the investment committees for each of Triangle Capital Corporation, Triangle SBIC and Triangle SBIC II.

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
Our investment process is summarized in the following chart:

Origination
Deal Sourcing; Screening Potential Investments; Prelimanary Due Diligence; Structure, Negotiate and Execute Term Sheet
Due Diligence and Understanding
Formal Due Dilegence; Create Invesment Memorandum
Approval
Present Investment Memoradum to the Invesment committee; Investment Committee Members Vote and Approve the Prosposed Investment
Documentation and Closing
Drafting and Negottating Loan and Transaction Documents
Portfolio Management and Investment Monitoring
Tracking; Monitoring; Reviewing; Reporting; Analyzing; Valuing and Credit Scoring
Rejection

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
If a transaction meets our investment criteria, we perform preliminary due diligence, taking into consideration some or all of the following factors:

•	a comprehensive financial model that we prepare based on quantitative analysis of historical financial performance, financial projections and pro forma financial ratios assuming investment;

•	the competitive landscape surrounding the potential investment;

•	strengths and weaknesses of the potential investment’s business strategy and industry;

•	results of a broad qualitative analysis of the company’s management team, products or services, market position, market dynamics and customers and suppliers; and

•	potential investment structures, certain financing ratios and investment pricing terms.
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
Due Diligence and Underwriting
Our due diligence on a prospective investment is completed by a minimum of three investment professionals, which we refer to as the underwriting team. The members of the underwriting team work together to conduct due diligence and to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance through various methods, including, among others, on-site visits with management, in-depth review of historical and projected financial data, interviews with customers and suppliers, evaluations of management and background checks, third-party accounting reports and review of any material contracts.
In most circumstances, we utilize outside experts to review the legal affairs, accounting systems, and, where appropriate, we engage specialists to investigate issues like environmental matters and general industry outlooks. During the underwriting process, significant attention is given to sensitivity analysis and how companies might be expected to perform in a protracted “downside” operating environment. In addition, we analyze key financing ratios and other industry metrics, including total debt to EBITDA, EBITDA to fixed charges, EBITDA to total interest expense, total debt to total capitalization and total senior debt to total capitalization.
Upon completion of a satisfactory due diligence review and as part of our evaluation of a proposed investment, the underwriting team prepares an Investment Memorandum. The Investment Memorandum includes information about the potential portfolio company such as its history, business strategy, potential strengths and risks involved, analysis of key customers, contracts and suppliers, third-party consultant findings, expected returns on investment structure, anticipated sources of repayment and exit strategies, analysis of historical financials, and potential capitalization and ownership.
Approval
The underwriting team for the proposed investment presents the Investment Memorandum to our investment committee for consideration and approval. After reviewing the Investment Memorandum, members of the investment committee may request additional due diligence or modify the proposed financing structure or terms of the proposed investment. Before we proceed with any investment, the investment committee must approve the proposed investment by the affirmative vote from a majority of the investment committee members. Upon receipt of transaction approval, the underwriting team proceeds to document the transaction.
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

Portfolio Management and Investment Monitoring
Our investment professionals generally employ several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include the following specific processes, procedures and reports:

•	monthly and quarterly reviews of actual financial performance versus the corresponding period of the prior year and financial projections;

•	monthly and quarterly monitoring of all financial and other covenants;

•	reviews of senior lender loan compliance certificates, where applicable;

•	quarterly reviews of operating results, and general business performance, including the preparation of a portfolio monitoring report which is distributed to members of our investment committee;

•	periodic face-to-face meetings with management teams and financial sponsors of portfolio companies;

•	attendance at portfolio company board meetings through board seats or observation rights; and

•	application of our investment rating system to each investment.
In the event that our investment committee determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we undertake to monitor more closely the affected portfolio company. The level of monitoring of an investment is determined by a number of factors, including, but not limited to, trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.
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
The Valuation Firms provide third-party valuation consulting services to us which consist of certain limited procedures that we identified and requested the Valuation Firms to perform (hereinafter referred to as the “Procedures”). The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Upon completion of the Procedures, the Valuation Firms reach a conclusion as to whether, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appear reasonable. For a further discussion of the Valuation Firms’ procedures, see the section entitled “Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report.
Investment Valuation Inputs
Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For our portfolio securities, fair value is generally the amount that we might reasonably expect to receive upon the current sale of the security. Under ASC Topic 820, the fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. Under ASC Topic 820, if no market for the security exists or if we do not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market. The securities in which we invest are generally only purchased and sold in merger and acquisition transactions, in which case the entire portfolio company is sold to a third-party purchaser. As a result, unless we have the ability to control such a transaction, the assumed principal market for our securities is a hypothetical secondary market. The Level 3 inputs to our valuation process reflect management’s best estimate of the assumptions that would be used by market participants in pricing the investment in a transaction in a hypothetical secondary market.
Enterprise Value Waterfall Approach
In valuing equity securities (including warrants), we estimate fair value using an “Enterprise Value Waterfall” valuation model. We estimate the enterprise value of a portfolio company and then allocate the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, the model assumes that any outstanding debt or other securities that are senior to our equity securities are required to be repaid at par. Additionally, we estimate the fair value of a limited number of its debt securities using the Enterprise Value Waterfall approach in cases where we do not expect to receive full repayment.
To estimate the enterprise value of the portfolio company, we primarily use a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance. In addition, we consider other factors, including but not limited to (i) offers from third-parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and (iv) when management believes there are comparable companies that are publicly traded, we perform a review of these publicly traded companies and the market multiple of their equity securities.
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
Exit Strategies/Refinancing
While we generally exit most investments through the refinancing or repayment of our debt and redemption of our equity securities, we typically assist our portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of these exit strategies.
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
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2012 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
Participants may terminate their accounts under the plan by notifying the Plan Administrator via its website at https://www.cpushareownerservices.com/cpuportal/index.jsp, by filling out the transaction request form located at the bottom of their statement and sending it to the Plan Administrator at Computershare Shareowner Services LLC, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015, or by calling the Plan Administrator at (866) 228-7201.
We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at Computershare Shareowner Services LLC, P.O. Box 358035, Pittsburgh, Pennsylvania 15252-8015.

Employees
As of December 31, 2012, we employed twenty-two individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.
Election to be Regulated as a Business Development Company and Regulated Investment Company
Both we and Triangle SBIC individually are closed-end, non-diversified management investment companies that have elected to be treated as BDCs under the 1940 Act. In addition, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our election to be regulated as a BDC and our election to be treated as a RIC for federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

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

As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2010, 2011 and 2012 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

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
Exemptive Relief
The 1940 Act prohibits certain transactions between us, Triangle SBIC, and Triangle SBIC II, as well as our and their affiliates, without first obtaining an exemptive order from the SEC. We and Triangle SBIC initially filed a joint exemptive application with the SEC in 2007 and then received exemptive relief to our amended exemptive application in 2008. In 2010, we jointly filed with Triangle SBIC and Triangle SBIC II another amendment to the exemptive application requesting relief under various sections of the 1940 Act to permit us, as the BDC parent, our current SBIC subsidiaries and, to the extent applicable, any of our future wholly-owned subsidiaries, to operate effectively as one company for 1940 Act regulatory purposes. Specifically, the application requested relief to (a) engage in certain transactions with each other, (b) invest in securities in which the other is an investor and engage in transactions with portfolio companies that would not otherwise be prohibited as one company, (c) be subject to modified consolidated asset coverage requirements for senior securities issued by each of us and (d) where such reporting is required for one of Triangle Capital Corporation's current or future wholly-owned subsidiaries, allow such subsidiary to file reports under the Securities Exchange Act of 1934 (the “Exchange Act”) on a consolidated basis with Triangle Capital Corporation. On October 22, 2010, the SEC issued an exemptive relief order approving our requests.
In addition, under current SEC rules and regulations, BDCs may not grant options or restricted stock to directors who are not officers or employees of the BDC. Similarly, under the 1940 Act, BDCs cannot issue stock for services to their executive officers and employees other than options, warrants and rights to acquire capital stock. In March 2008, we received an exemptive relief order from the SEC that (a) permits us to grant restricted stock to our independent directors as a part of their compensation for service on our Board and (b) permits us to grant restricted stock in exchange for or in recognition of services by our executive officers and employees. In February 2013, the SEC issued a notice regarding our request for exemptive relief to amend this exemptive relief order to permit an increase in our annual grant of $30,000 of restricted stock to our non-employee directors to $50,000 of restricted stock based on the closing stock price of our common stock on the date of grant. We intend to seek stockholder approval for this amendment at the 2013 Annual Meeting of Stockholders, subject to receipt of the final order from the SEC.
Regulation of Business Development Companies
The following is a general summary of the material regulatory provisions affecting BDCs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Both we and Triangle SBIC individually have elected to be regulated as BDCs under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2), (3) or (4) above.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a regulated investment company, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital” included in Item 1A of Part I of this Annual Report.
Code of Business Conduct and Ethics and Corporate Governance Guidelines
We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” and corporate governance guidelines, which collectively cover ethics and business conduct. These documents apply to our directors, officers and employees. Our Code of Business Conduct and Ethics and corporate governance guidelines are publicly available on the Investor Relations section of our website under "Corporate Governance" at http://tcap.client.shareholder.com/governance.cfm. We will report any amendments to or waivers of a required provision of our Code of Business Conduct and Ethics and corporate governance guidelines on our website or in a Current Report on Form 8-K. You may read and copy any materials we file with the SEC at the SEC's Public Reference

Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.
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

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18.0 million and have average annual net income after federal income taxes not exceeding $6.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote at least 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.
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
An SBIC (or group of SBICs under common control) can currently have outstanding at any time debentures guaranteed by the SBA in amounts up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. As of December 31, 2012, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. Legislation is pending reintroduction that, if passed, would increase the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC to $200.0 million and by a group of SBICs under common control to $350.0 million. If this legislation is enacted, our SBIC leverage capacity through our SBIC subsidiaries would increase by an additional $125.0 million. While we are positioned to benefit from the full passage of this legislation, there are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.
As of December 31, 2012, Triangle SBIC had issued $139.2 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2012 was 4.05%. The weighted average interest rate as of December 31, 2012 included $183.6 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 4.48% and $30.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.42%.
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
SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA. Triangle SBIC and Triangle SBIC II were audited by the SBA during 2012, and no findings were disclosed as a result of the audit.
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
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or to investors in such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Obtain RIC Tax Treatment.”

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
If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. stockholders, at a maximum federal income tax rate applicable to qualified dividend income of 15% for 2012, and 20% beginning in 2013). Subject to certain limitations under the Code, corporate recipients would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
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
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gain. Distributions of our “investment company taxable income” (which is, generally, our ordinary income excluding net capital gain) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for taxation at rates applicable to “qualifying dividends” at a maximum federal income tax rate of 15% for 2012, and 20% beginning in 2013, provided that we properly report such distribution as “qualified dividend income” in a written statement furnished to our stockholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential rates applicable to qualified dividend income. Distributions of our net capital gain (which is generally our net long-term capital gain in excess of net short-term capital loss) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gain (at a maximum federal income tax rate of 15% for 2012, and 20% beginning in 2013, in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gain to such U.S. stockholder.
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
In general, non-corporate U.S. stockholders, including individuals, trusts and estates, are subject to U.S. federal income tax at a maximum rate of 15% for 2012, and 20% beginning in 2013, on their net capital gain, or the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital loss for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital loss for a year, but may carry back such losses for three years or carry forward such losses for five years.
Certain U.S. stockholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare tax on, among other things, dividends on, and capital gain from the sale or other disposition of, shares of our common stock.
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

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a written statement detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the maximum federal income tax rate of 15% for 2012, and 20% beginning in 2013). Distributions paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualifying dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.
We may be required to withhold U.S. federal income tax, or backup withholding at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.
For taxable years beginning after December 31, 2013, if certain disclosure requirements related to U.S. accounts or ownership are not satisfied, a U.S. federal withholding tax at a 30% rate will be imposed on dividends received by U.S. stockholders that own their stock through foreign accounts or foreign intermediaries. In addition, for taxable years beginning after December 31, 2016, if certain disclosure requirements related to U.S. accounts or ownership are not satisfied, a U.S. federal withholding tax at a 30% rate will be imposed on proceeds of sale in respect of our stock received by U.S. stockholders that own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.
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
Distributions of our “investment company taxable income” to Non-U.S. stockholders that are not “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder, will generally be subject to withholding of U.S. federal income tax at a rate of 30% (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits, unless an applicable exception applies. For taxable years beginning before 2014, however, we generally will not be required to withhold any amounts with respect to distributions of (i) U.S.-source interest income that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, and (ii) net short-term capital gains in excess of net long-term capital losses that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, in each case only to the extent that such distributions are properly reported by us as “interest-related dividends” or “short-term capital gain dividends,” as the case may be, and certain other requirements are met.

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
For taxable years beginning after December 31, 2013, if certain disclosure requirements related to U.S. accounts or ownership are not satisfied, a U.S. federal withholding tax at a 30% rate will be imposed on dividends received by certain Non-U.S. stockholders. In addition, for taxable years beginning after December 31, 2016, if certain disclosure requirements related to U.S. accounts or ownership are not satisfied, a U.S. federal withholding tax at a 30% rate will be imposed on proceeds of sale in respect of shares of our common stock received by certain Non-U.S. stockholders. If payment of withholding taxes is required, Non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.
Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process any by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock.
State and Local Tax Treatment
The state and local tax treatment may differ from federal income tax treatment.
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
We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” which every director, officer and employee is expected to observe. Our Code of Business Conduct and Ethics is publicly available on the Investor Relations section of our website under “Corporate Governance” at http://tcap.client.shareholder.com/governance.cfm and is referenced in this Annual Report as Exhibit 14.1.
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
Our ability to continue to achieve our investment objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on our management team’s ability to continue to identify, evaluate, invest in and monitor companies that meet our investment criteria. We cannot assure you that we will continue to achieve our investment objectives.
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
Market volatility and the condition of the debt and equity capital markets could negatively impact our financial condition and stock price.
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
Since March 2009, there have been signs that the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and many public market indices have experienced positive total returns. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement since the second quarter of 2009. However, while financial conditions have improved, domestic unemployment rates remain high and economic activity remains subdued. In addition, there are early signs that many businesses and industries are experiencing inflationary pressures, both internationally and domestically.
Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional sovereign credit-rating downgrades and economic slowdowns. The impact of this or any further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of events in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments could cause interest rates and borrowing costs to rise, negatively impact our ability to access the capital markets on favorable terms, decrease our ability to borrow under our line of credit or result in a decision by other lenders not to extend credit to us. In addition, the broader financial turmoil and uncertainty may weigh heavily on our stock price.

Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Typically there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from management, a nationally recognized independent advisor (on a rotational basis) and our audit committee. See "Item 1. Business - Valuation Process and Determination of Net Asset Value" for a detailed description of our valuation process.
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
We are required to record our assets at fair value, as determined in good faith by our Board of Directors in accordance with our valuation policy. As a result, volatility in the capital markets may adversely affect our valuations and our net asset value, even if we intend to hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 200% of total indebtedness immediately after each time we incur indebtedness exclusive of the SBA debentures pursuant to our SEC exemptive relief. Shrinking portfolio values negatively impact our ability to borrow additional funds or issue additional debt securities because our net asset value is reduced for purposes of the 200% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.
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
We expect that members of our management and investment teams will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our management and investment teams fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our management and investment teams have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Our long-term ability to fund new investments and make distributions to our stockholders could be limited if we are unable to renew, extend, replace or expand our credit facility, or if financing becomes more expensive or less available.
On September 18, 2012, we entered into a credit agreement providing for a revolving line of credit, which we refer to as the Credit Facility. Committed funding under the Credit Facility was $165.0 million as of December 31, 2012. The Credit Facility has an accordion feature which allows for an increase in the total loan size up to $215.0 million. However, if we are unable to meet the terms of the accordion feature, we will be unable to expand the facility. The Credit Facility matures on September 17, 2016, with two one-year extension options bringing the total potential commitment and funding period to six years from the time we closed on the Credit Facility. If the facility is not renewed or extended, all principal and interest will be due and payable.
There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.
In addition, in March of 2012, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly proposed new guidelines for leveraged lending transactions conducted by regulated financial institutions (the “Proposed Leveraged Lending Guidelines”). Under the Proposed Leveraged Lending Guidelines the definition of leveraged finance would be expanded to include, among other things, a financial institution's exposure to financial vehicles that themselves engage in leveraged finance, which could include BDCs. If the Proposed Leveraged Lending Guidelines are adopted as proposed, heightened regulatory requirements may be imposed on banks and other financial institutions when they make loans or provide other financing to a BDC. If so, financing may become more expensive for the Company, and banks or other financial institutions may be less willing to engage in leveraged lending, making it more difficult for the Company to obtain financing.
Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.
Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:
Senior Securities.    Currently we, through our SBIC subsidiaries, issue debt securities guaranteed by the SBA. We have also issued two classes of senior notes in registered public offerings. In the future, we may issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions (including borrowings under our Credit Facility), which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

•
It is likely that any senior securities or other indebtedness we issue will be, and our Credit Facility and senior notes are, governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

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

Additional Common Stock.    Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 2, 2012, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 2, 2013 or the date of our 2013 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
In addition to regulatory limitations on our ability to raise capital, our line of credit contains various covenants, which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our loans. We are party to the Credit Facility, which provides us with a revolving credit line of up to $215.0 million, of which $165.0 million was available for borrowings as of December 31, 2012. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated tangible net worth, minimum interest coverage ratio, maintenance of RIC and BDC status, and minimum liquidity. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and materially adverse effect. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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
The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital, which generally is the amount raised from private investors. As of December 31, 2012, Triangle SBIC had issued $139.2 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of December 31, 2012, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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
Because we borrow money and may in the future issue additional senior securities including preferred stock and debt securities, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, our stockholders experience increased risks associated with investing in our securities. We currently have the ability to borrow under our Credit Facility and have issued senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Our SBIC subsidiaries issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders. In addition, our Credit Facility contains financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. We may also borrow from banks and other lenders or issue additional senior securities including preferred stock and debt securities in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.
Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	5.0%	0.0%	5.0%	10.0%
Corresponding net return to stockholder(1)	(23.5)%	(14.0)%	(4.5)%	5.1%	14.6%
(1) Assumes $794.5 million in total assets, $363.1 million in debt outstanding, $417.3 million in net assets and an average cost of funds of 5.13%, which was the weighted average borrowing cost on our borrowings at December 31, 2012.
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
As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation pending reintroduction to the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.
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
Our ability to enter into and exit investment transactions with our affiliates is restricted.
Except in those instances where we have received prior exemptive relief from the SEC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.
Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority to modify or waive our current investment objectives, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from any future offering and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those contemplated at the time of the offering.

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
We may not be able to pay our stockholders distributions, our distributions may not grow over time, a portion of distributions paid to our stockholders may be a return of capital and investors in our debt securities may not receive all of the interest income to which they are entitled.
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, our SBIC subsidiaries’ compliance with applicable SBIC regulations, compliance with the covenants of our senior debt securities and such other factors as our Board of Directors may deem relevant from time to time. In addition, our line of credit may restrict the amount of distributions we are permitted to make. We cannot assure you that we will pay distributions to our stockholders in the future.
The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt securities, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
You may have a current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.
If you participate in our dividend reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.
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
Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a regulated investment company, we will continue to need additional capital to finance our growth and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital and make distributions.
In order to satisfy the requirements applicable to a RIC and to avoid payment of U.S. federal excise tax, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we became a RIC, some or all of which we may retain, pay applicable U.S. federal income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow and may prohibit us from making distributions. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional securities and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.
While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on May 2, 2012, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 2, 2013 or the date of our 2013 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain lower-cost leverage and, therefore, our competitive advantage over other finance companies.
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
Although we have implemented, and will continue to implement, security measures, our technology platform is and will continue to be vulnerable to intrusion, computer viruses or similar disruptive problems caused by unauthorized users. The misappropriation of proprietary information could expose us to a risk of loss or litigation.
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
We invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
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
Our portfolio companies may incur debt or issue securities that rank equally with, or senior to, our investments in such companies.
We invest primarily in senior secured debt and subordinated notes as well as equity issued by lower middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt, or issue other securities that rank equally with, or senior to, the debt in which we invest. By their terms, such instruments may entitle the holders to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such holders, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
Finally, the value of the collateral securing our debt investment will ultimately depend on market and economic conditions, the availability of buyers and other factors. Therefore, there can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our second priority liens after payment in full of all obligations secured by the senior lender’s first priority liens on the collateral. There is also a risk that such collateral securing our investments may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by our second priority liens, then we, to the extent not repaid from the proceeds from the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
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
Our portfolio consists primarily of debt and equity investments in privately owned lower middle market businesses. Compared to larger publicly owned companies, these lower middle market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the management talents and efforts of an individual or a small group of persons. The loss of any of their key employees could affect their ability to compete effectively and harm their financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay their obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.
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
As of December 31, 2012, the fair value of our non-accrual assets was approximately $2.4 million, which comprised approximately 0.3% of the total fair value of our portfolio. The cost of these non-accrual assets as of December 31, 2012 was approximately $14.9 million, which comprised approximately 2.1% of the total cost of our portfolio.
In addition to our non-accrual assets, as of December 31, 2012, we had debt investments in one portfolio company (our subordinated notes to Home Physicians) that were on non-accrual only with respect to the PIK interest component of the loans. As of December 31, 2012, the fair value of these PIK non-accrual assets was approximately $6.2 million, or 0.9% of the total fair value of our portfolio and the cost of these PIK non-accrual assets was approximately $11.9 million, or 1.7% of the total cost of our portfolio.
In addition, as of December 31, 2012, we had, on a fair value basis, approximately $18.9 million of debt investments, or 2.7% of the total fair value of our portfolio, which were current with respect to scheduled interest and principal payments, but which were carried at less than cost. In light of current economic conditions, certain of our portfolio companies may be unable to service our debt investments on a timely basis. These conditions may also decrease the value of collateral securing some of our debt investments, as well as the value of our equity investments. As a result, the number of non-performing assets in our portfolio may increase, and the overall value of our portfolio may decrease, which could lead to financial losses in our portfolio and a decrease in our investment income, net investment income, dividends and assets.
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
Defaults by our portfolio companies may harm our operating results.
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
Changes in interest rates may affect our cost of capital and results of operations.
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
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. On May 2, 2012, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 2, 2013 or the date of our 2013 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
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

As illustrated by events in the market for subprime loans, and mortgage securities generally, the market for any security is subject to volatility. The loans and securities purchased by us and issued by us are no exception to this fundamental investment truism that prices will fluctuate, although we lack any material exposure to the subprime and mortgage markets.
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
We anticipate that, depending on market conditions, it may take a substantial period of time to invest substantially all of the net proceeds from any offering in securities meeting our investment objective. During such a period, we have and will continue to invest the net proceeds from any offering primarily in cash, cash equivalents, U.S. Government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective, and given our expense ratio and the prevailing interest rate climate, there is a possible risk of losing money on the offering proceeds from certain securities, such as debt securities during this interval. As a result, any dividends or distributions that we pay during such period may be substantially lower than the dividends or distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds from any offering are invested in securities meeting our investment objective, the market price for our securities may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.
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

•	certificates of deposit with a maturity of one year or less, issued by a federally insured institution; and

•	a deposit account in a federally insured institution that is subject to withdrawal restriction of one year or less.
Market conditions may increase the risks associated with our business and an investment in us.
Beginning in the third quarter of 2007, the U.S. economy and financial markets began experiencing a high level of volatility, disruption and stress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy entered a recession, which was severe and prolonged. Similar conditions occurred in the financial markets and economies of numerous other countries and could worsen, both in the U.S. and globally. These conditions raised the level of many of the risks described herein and, if repeated or continued, could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. The stress in the credit markets and upon banks has led other creditors to tighten credit and the terms of credit. In certain cases, senior lenders to our portfolio companies can block payments by our portfolio companies in respect of our loans to such portfolio companies. In turn, these could have adverse effects on our business, financial condition, results of operations, dividend payments, access to capital, valuation of our assets and our stock price. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future.
If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
On May 2, 2012, our stockholders approved our ability to sell or otherwise issue an unlimited number of shares of our common stock at any level of discount from net asset value per share for a period of one year ending on the earlier of May 2, 2013 or the date of our 2013 annual meeting of stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades.
If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
As of December 31, 2012, we had 27,284,798 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
Our credit ratings, if any, may not reflect all risks of an investment in our debt securities.
Credit ratings are an assessment by third parties of our ability to pay our obligations. If our debt securities become rated, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed herein about the market value of, or trading market for, the publicly issued debt securities.
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
In addition, due to the asset coverage test applicable to us as a BDC and under our senior notes indenture, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Policy” for further discussion of distributions.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 11,027 square feet of office space located at 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612. We believe that our existing facilities will be adequate to meet our needs through 2013, and that we will be able to obtain additional space when, where and as needed on acceptable terms.
Item 3. Legal Proceedings.
We are not a party to any pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock began trading on the New York Stock Exchange, or NYSE, under the ticker symbol “TCAP” on December 29, 2010. Prior to that, our common stock traded on the Nasdaq Global Select Market since February 15, 2007. The following table sets forth the range of high and low intraday sales prices per share of our common stock as reported on the NYSE for the periods indicated.

	High	Low
Fiscal Year 2011:
First Quarter	20.93	16.23
Second Quarter	19.27	17.37
Third Quarter	19.14	14.75
Fourth Quarter	19.37	13.62
Fiscal Year 2012:
First Quarter	20.23	18.83
Second Quarter	23.29	18.81
Third Quarter	26.13	21.60
Fourth Quarter	26.71	21.36
As of March 1, 2013, there were approximately 57 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
Distributions Declared
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.
The following table summarizes our distributions declared during the years ended December 31, 2011 and 2012:

Date Declared	Record Date	Payment Date	Amount
February 23, 2011	March 16, 2011	March 30, 2011	0.42
May 31, 2011	June 15, 2011	June 29, 2011	0.44
August 31, 2011	September 14, 2011	September 28, 2011	0.44
November 2, 2011	December 14, 2011	December 28, 2011	0.47
February 28, 2012	March 14, 2012	March 28, 2012	0.47
May 30, 2012	June 13, 2012	June 27, 2012	0.50
August 29, 2012	September 12, 2012	September 26, 2012	0.52
November 28, 2012	December 12, 2012	December 26, 2012	0.53
In addition, during 2012 we designated approximately $7.1 million, or $0.26 per share, of our net long-term capital gains as a “deemed distribution” to stockholders of record as of December 31, 2012. We paid U.S. federal income taxes of approximately $2.5 million related to this deemed distribution. See “Distribution Policy” for further discussion of deemed distributions.
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
The table below shows the detail of our distributions for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
Ordinary income	$2.02	100.0%	$1.77	100.0%
Capital gains	—	—	—	—
Total reported on IRS Form 1099-DIV	$2.02	100.0%	$1.77	100.0%
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
We have adopted a dividend reinvestment plan, or DRIP, that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. See "Business - Dividend Reinvestment Plan" included in Item I of Part I of this Annual Report on Form 10-K.
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
Securities Authorized for Issuance Under our Equity Incentive Plan
The following table provides information regarding the number of shares of restricted stock authorized and available under the Amended and Restated Plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	1,779,552	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,779,552

(1)	The Amended and Restated Plan is the only equity compensation plan currently utilized by us.

(2)	The Amended and Restated Plan has an aggregate of 2,400,000 shares of common stock reserved for issuance.
Sales of Unregistered Securities
While we did not engage in any sales of unregistered securities during the year ended December 31, 2012, we issued a total of 147,139 shares of our common stock under our DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued under our DRIP during the year ended December 31, 2012 was approximately $3.3 million.
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index for the five years ended December 31, 2012. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2007 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of Annual Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation
Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/07
03/31/08
06/30/08
09/30/08
12/31/08
03/31/09
06/30/09
09/30/09
12/31/09
03/31/10
06/30/10
09/30/10
12/31/10
03/31/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
Triangle Capital Corporation
NASDAQ Composite Index
NYSE Composite Index
Triangle Capital Corporation Peer Group Index

	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
Triangle Capital Corporation	100.00	96.13	94.29	101.49	93.34	73.79	104.91	122.94	128.72
NASDAQ Composite Index	100.00	83.70	84.59	72.17	59.10	55.47	66.70	77.80	82.19
NYSE Composite Index	100.00	90.87	90.11	78.86	60.74	52.95	63.33	74.55	77.92
Triangle Capital Corporation Peer Group Index(2)	100.00	102.07	73.40	76.80	17.58	13.48	25.14	28.44	26.09

	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
Triangle Capital Corporation	153.78	160.28	184.72	227.70	218.32	228.53	193.38	249.12
NASDAQ Composite Index	85.73	76.63	88.21	97.23	103.20	102.12	90.56	98.85
NYSE Composite Index	81.20	71.01	80.37	88.36	93.73	93.39	76.70	84.96
Triangle Capital Corporation Peer Group Index(2)	36.52	34.47	40.12	48.51	58.24	57.21	42.11	43.77

	3/31/12	6/30/12	9/30/12	12/31/12
Triangle Capital Corporation	263.52	311.26	357.98	363.20
NASDAQ Composite Index	112.78	109.87	115.70	110.91
NYSE Composite Index	93.84	89.92	95.72	98.55
Triangle Capital Corporation Peer Group Index(2)	52.81	58.29	65.56	68.07

(1)	From December 31, 2007 to December 31, 2012.

(2)
The Triangle Capital Corporation Peer Group consists of the following closed-end investment companies that have elected to be regulated as BDCs under the 1940 Act: American Capital Ltd., Fifth Street Finance Corp., Harris & Harris Group, Inc., Hercules Technology Growth Capital, Inc., KCAP Financial, Inc., Main Street Capital Corporation and MCG Capital Corporation.

Item 6. Selected Financial Data.
The selected financial data at and for the fiscal years ended December 31, 2008, 2009, 2010, 2011 and 2012 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars and share amounts in thousands, except per share data)
Income statement data:
Investment income:
Total interest, fee and dividend income	$21,056	$27,149	$35,641	$63,002	$89,937
Interest income from cash and cash equivalent investments	303	613	344	362	431
Total investment income	21,359	27,762	35,985	63,364	90,368
Expenses:
Interest and other financing fees	4,483	7,264	7,782	10,902	16,413
General and administrative expenses	6,254	6,449	7,689	11,966	16,293
Total expenses	10,737	13,713	15,471	22,868	32,706
Net investment income	10,622	14,049	20,514	40,496	57,662
Net realized gains (losses):
Net realized gain (loss) on investments — Non-Control/Non-Affiliate	(1,393)	448	(1,623)	1,895	3,870
Net realized gain (loss) on investments — Affiliate	—	—	(3,856)	—	1,953
Net realized gain on investments — Control	2,829	—	—	9,079	838
Total net realized gains (losses)	1,436	448	(5,479)	10,974	6,661
Net unrealized appreciation (depreciation) of investments	(4,286)	(10,310)	10,941	6,367	(2,878)
Total net gain (loss) on investments	(2,850)	(9,862)	5,462	17,341	3,783
Loss on extinguishment of debt	—	—	(365)	(158)	(829)
Provision for taxes	(133)	(150)	(220)	(908)	(552)
Net increase in net assets resulting from operations	$7,639	$4,037	$25,391	$56,771	$60,064
Net investment income per share — basic and diluted	$1.54	$1.63	$1.62	$2.07	$2.16
Net increase in net assets resulting from operations per share — basic and diluted	$1.11	$0.47	$1.99	$2.90	$2.25
Net asset value per common share	$13.22	$11.03	$12.09	$14.68	$15.30
Dividends declared per common share	$1.44	$1.62	$1.61	$1.77	$2.02
Capital gains distributions declared per common share	$—	$0.05	$0.04	$—	$—
Weighted average number of shares outstanding - basic and diluted	6,878	8,593	12,763	19,555	26,741

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$182,105	$201,318	$325,991	$507,079	$706,803
Cash and cash equivalents	27,193	55,200	54,820	66,868	72,300
Interest and fees receivable	680	677	868	1,884	2,650
Prepaid expenses and other current assets	95	287	119	623	403
Deferred financing fees	3,546	3,540	6,200	6,683	12,323
Property and equipment, net	48	29	47	58	56
Total assets	$213,667	$261,051	$388,045	$583,195	$794,535
Liabilities:
Accounts payable and accrued liabilities	$1,609	$2,222	$2,269	$4,117	$6,406
Interest payable	1,882	2,334	2,388	3,522	3,137
Distribution / dividends payable	2,767	4,775	—	—	—
Taxes payable	30	59	198	1,403	3,211
Deferred revenue	—	75	37	—	—
Deferred income taxes	844	577	209	629	1,342
Borrowings under credit facility	—	—	—	15,000	—
Senior notes	—	—	—	—	149,500
SBA-guaranteed debentures payable	115,110	121,910	202,465	224,237	213,605
Total liabilities	122,242	131,952	207,566	248,908	377,200
Net assets	91,425	129,099	180,479	334,287	417,335
Total liabilities and net assets	$213,667	$261,051	$388,045	$583,195	$794,535
Other data:
Weighted average yield on total investments(1)	13.2%	13.5%	13.7%	13.9%	13.3%
Number of portfolio companies	34	37	48	63	82
Expense ratios (as percentage of average net assets):
Operating expenses	6.6%	6.6%	5.3%	4.4%	4.0%
Interest and other financing fees	4.7	7.4	5.6	4.1	4.0
Total expenses	11.3%	14.0%	10.9%	8.5%	8.0%

(1)	Excludes non-accrual debt investments.

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
Overview of our Business
We are a Maryland corporation which has elected to be treated and operates as an internally managed business development company, or BDC, under the Investment Company Act of 1940, or 1940 Act. Our wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP, or Triangle SBIC, and Triangle Mezzanine Fund II LP, or Triangle SBIC II, are licensed as small business investment companies, or SBICs, by the United States Small Business Administration, or SBA. In addition, Triangle SBIC has also elected to be treated as a BDC under the 1940 Act. We, Triangle SBIC and Triangle SBIC II invest primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately-held companies located in the United States.
Our business is to provide capital to lower middle market companies in the United States. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $200.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $25.0 million.
We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies. Our investments generally range from $5.0 million to $30.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of December 31, 2012 and 2011, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 14.6% and 15.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.3% and 13.9% as of December 31, 2012 and 2011, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.9% and 13.6% as of December 31, 2012 and 2011, respectively.
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
Portfolio Composition
The total value of our investment portfolio was $706.8 million as of December 31, 2012, as compared to $507.1 million as of December 31, 2011. As of December 31, 2012, we had investments in 82 portfolio companies with an aggregate cost of $700.2 million. As of December 31, 2011, we had investments in 63 portfolio companies with an aggregate cost of $498.3 million. As of both December 31, 2012 and 2011, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2012 and December 31, 2011, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%
December 31, 2011:
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—
	$498,342,054	100%	$507,078,575	100%
Investment Activity
During the year ended December 31, 2012, we made twenty-six new investments, including recapitalizations of existing portfolio companies, totaling $340.5 million, eight additional debt investments in existing portfolio companies of $7.8 million and five additional equity investments in existing portfolio companies totaling approximately $0.6 million. In addition, we sold equity investments in twelve portfolio companies for total proceeds of approximately $11.0 million, resulting in realized gains totaling approximately $6.2 million. We had sixteen portfolio company loans repaid at par totaling approximately $138.4 million, which resulted in realized gains totaling approximately $0.5 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling approximately $19.0 million in the year ended December 31, 2012.
During the year ended December 31, 2011, we made twenty-one new investments, including recapitalizations of existing portfolio companies, totaling $200.2 million, seven additional debt investments in existing portfolio companies of $24.3 million and five additional equity investments in existing portfolio companies totaling approximately $0.5 million. In addition, we sold three equity investments in portfolio companies for total proceeds of approximately $17.8 million, resulting in realized gains totaling approximately $13.5 million, and converted subordinated debt investments in one portfolio company to equity, resulting in a realized loss of approximately $3.0 million. We had seven portfolio company loans repaid at par totaling approximately $39.8 million, which resulted in realized gains totaling approximately $0.5 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling approximately $13.4 million in the year ended December 31, 2011.

Total portfolio investment activity for the years ended December 31, 2012 and 2011 was as follows:

December 31, 2012	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	314,045,768	2,986,663	30,183,406	1,722,317	—	348,938,154
Proceeds from sales of investments	—	—	(9,343,938)	(818,732)	(874,400)	(11,037,070)
Loan origination fees received	(5,431,915)	(200,000)	—	—	—	(5,631,915)
Principal repayments received	(130,160,007)	(18,081,249)	—	—	—	(148,241,256)
PIK interest earned	13,545,360	1,443,258	—	—	—	14,988,618
PIK interest payments received	(8,317,521)	(786,028)	—	—	—	(9,103,549)
Accretion of loan discounts	1,591,831	308,083	—	—	—	1,899,914
Accretion of deferred loan origination revenue	3,006,784	407,994	—	—	—	3,414,778
Realized gain	254,565	254,046	5,367,033	785,132	—	6,660,776
Unrealized gain (loss)	(16,348,371)	270,032	8,800,654	5,026,983	86,400	(2,164,302)
Fair value, end of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
Weighted average yield on debt investments at end of period(1)						14.6%
Weighted average yield on total investments at end of period(1)						13.3%
Weighted average yield on total investments at end of period						12.9%

December 31, 2011	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$234,049,688	$44,584,148	$38,719,699	$7,902,458	$734,600	$325,990,593
New investments	196,000,453	16,717,700	9,908,778	2,369,912	—	224,996,843
Proceeds from sales of investments	—	—	(17,827,252)	—	—	(17,827,252)
Loan origination fees received	(3,972,189)	(392,500)	—	—	—	(4,364,689)
Principal repayments received	(45,927,682)	(2,590,258)	—	—	—	(48,517,940)
PIK interest earned	9,451,043	1,302,564	—	—	—	10,753,607
PIK interest payments received	(4,041,687)	(601,426)	—	—	—	(4,643,113)
Accretion of loan discounts	1,073,661	104,568	—	—	—	1,178,229
Accretion of deferred loan origination revenue	1,558,430	192,752	—	—	—	1,751,182
Realized gain (loss)	(2,480,664)	(6,747)	13,544,312	(83,414)	—	10,973,487
Unrealized gain (loss)	1,458,003	663,394	(373,513)	4,854,344	185,400	6,787,628
Fair value, end of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
Weighted average yield on debt investments at end of period(1)						15.0%
Weighted average yield on total investments at end of period(1)						13.9%
Weighted average yield on total investments at end of period						13.6%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2012, the fair value of our non-accrual assets was approximately $2.4 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $14.9 million, which comprised 2.1% of the total cost of our portfolio. As of December 31, 2011, the fair value of our non-accrual assets was approximately $7.6 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $11.0 million, which comprised 2.2% of the total cost of our portfolio. Our non-accrual assets as of December 31, 2012 were as follows:
Gerli and Company
In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008 and 2009, we recognized unrealized losses on our debt investment in Gerli of $1.2 million and $0.5 million, respectively. In 2010, we recognized an unrealized gain on our debt investment in Gerli of approximately $0.7 million. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. In the year ended December 31, 2011, we recognized total unrealized depreciation on our debt investment of approximately $1.1 million. In addition, in the second quarter of 2012, we invested $250,000 in a Gerli senior subordinated note. Under the terms of the new note, interest on the note is payable only if Gerli meets certain covenants, which they were not compliant with as of December 31, 2012. In the year ended December 31, 2012, we recognized total unrealized depreciation on our debt investment in Gerli of approximately $1.5 million. As of December 31, 2012, the cost of our new debt investment in Gerli was $3.3 million and the fair value was $0.7 million.
Fire Sprinkler Systems, Inc.
In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. During each of the years ended December 31, 2008, 2009, 2010, and 2011 we recognized unrealized losses of $1.3 million, $0.3 million, $0.3 million and $0.5 million, respectively, on our subordinated note investment in Fire Sprinkler Systems. In the year ended December 31, 2012, we recorded an additional $0.5 million unrealized loss on our debt investment. As of December 31, 2012, the cost of our debt investment in Fire Sprinkler Systems was $3.0 million and the fair value of such investment was $0.1 million.
Equisales, LLC
In May 2012, we placed our debt investment in Equisales, LLC, or Equisales, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Equisales for financial reporting purposes. During the year ended December 31, 2012, we recorded unrealized depreciation of $2.8 million on our debt investment in Equisales. As of December 31, 2012, the cost of our debt investment in Equisales was $3.2 million and the fair value of such investment was $0.3 million.
Venture Technology Groups, Inc.
In November 2012, we placed our debt investment in Venture Technology Groups, Inc. or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in VTG for financial reporting purposes. During the year ended December 31, 2012, we recorded unrealized depreciation of $4.2 million on our debt investment in VTG. As of December 31, 2012, the cost of our debt investment in VTG was $5.5 million and the fair value of such investment was $1.3 million.

PIK Non-Accrual Assets
In addition to our non-accrual assets, as of December 31, 2012, we had debt investments in one portfolio company (our subordinated notes to Home Physicians) that were on non-accrual only with respect to the PIK interest component of the loans. As of December 31, 2012, the fair value of these debt investments was approximately $6.2 million, or 0.9% of the total fair value of our portfolio and the cost of these assets was approximately $11.9 million, or 1.7% of the total cost of our portfolio.
Results of Operations
Comparison of year ended December 31, 2012 and December 31, 2011
Investment Income
For the year ended December 31, 2012, total investment income was $90.4 million, a 43% increase from $63.4 million of total investment income for the year ended December 31, 2011. This increase was primarily attributable to a $26.9 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to (i) a net increase in our portfolio investments from December 31, 2011 to December 31, 2012, and (ii) an increase in non-recurring fee income of approximately $2.3 million. Non-recurring fee income was approximately $5.6 million for the year ended December 31, 2012, as compared to approximately $3.3 million for the year ended December 31, 2011.
Expenses
For the year ended December 31, 2012, expenses increased by 43% to $32.7 million from $22.9 million for the year ended December 31, 2011. The increase in expenses was attributable to a $5.5 million increase in interest and other financing fees and a $4.3 million increase in general and administrative expenses. The increase in interest and other financing fees is related to (i) interest on our 2019 Senior Notes of approximately $4.0 million for the year ended December 31, 2012, (ii) interest on our 2022 Senior Notes of approximately $1.0 million for the year ended December 31, 2012, (iii) credit facility fees and interest of approximately $0.6 million for the year ended December 31, 2012 and (iv) amortization of deferred financing fees related to costs associated with the 2019 and 2022 Senior Notes partially offset by lower weighted average rates on outstanding SBA-guaranteed debentures for the year ended December 31, 2012 as compared to weighted average rates on outstanding SBA-guaranteed debentures for the year ended December 31, 2011. The increase in general and administrative costs in 2012 was primarily related to increased salary and incentive compensation costs and increased non-cash compensation expenses driven in part by an increase in employee headcount.
Net Investment Income
As a result of the $27.0 million increase in total investment income and the $9.8 million increase in expenses, net investment income for the year ended December 31, 2012 was $57.7 million compared to net investment income of $40.5 million during the year ended December 31, 2011.
Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2012, we realized a gain on the sale of one control equity investment of approximately $0.8 million, gains on the sale of three affiliate equity investments of approximately $2.0 million, gains on the sales of five non-control/non-affiliate equity investments totaling approximately $3.4 million and gains on the repayment of two non-control/non-affiliate debt investments totaling approximately $0.5 million. In addition, during the year ended December 31, 2012, we recorded net unrealized depreciation of investments totaling approximately $2.9 million, comprised of (i) unrealized appreciation on 34 investments totaling approximately $28.2 million, (ii) unrealized depreciation on 25 investments totaling approximately $26.5 million and (iii) $4.6 million of net unrealized depreciation reclassification adjustments related to the realized gains and losses noted above.

For the year ended December 31, 2011, we realized a gain on the sale of one control investment of approximately $12.2 million, a loss on the disposal of one control investment of $0.1 million and a loss on the conversion of debt to equity of $3.0 million related to one control investment. In addition, we realized a gain on the repayment of a non-control/non-affiliate investment of approximately $0.5 million, and a gain on the sale of two non-control/non-affiliate investments of $1.4 million. In addition, during the year ended December 31, 2011, we recorded net unrealized appreciation of investments totaling approximately $6.4 million, comprised of (i) unrealized appreciation on 33 investments totaling approximately $25.6 million, (ii) unrealized depreciation on 19 investments totaling approximately $9.6 million and (iii) $9.6 million of net unrealized depreciation reclassification adjustments related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets from operations during the year ended December 31, 2012 was $60.1 million as compared to $56.8 million for the year ended December 31, 2011.
Comparison of year ended December 31, 2011 and December 31, 2010
Investment Income
For the year ended December 31, 2011, total investment income was $63.4 million, a 76% increase from $36.0 million of total investment income for the year ended December 31, 2010. This increase was primarily attributable to a $27.4 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to (i) a net increase in our portfolio investments from December 31, 2010 to December 31, 2011, and (ii) an increase in non-recurring fee income of approximately $0.7 million. Non-recurring fee income was $3.3 million for the year ended December 31, 2011 as compared to $2.6 million for the year ended December 31, 2010. In addition, interest income from cash and cash equivalents increased by 5% from $0.3 million in 2010 to $0.4 million in 2011 due to an increase in average cash balances.
Expenses
For the year ended December 31, 2011, expenses increased by 48% to $22.9 million from $15.5 million for the year ended December 31, 2010. The increase in expenses was primarily attributable to (i) a $2.8 million increase in interest expense, (ii) a $0.4 million increase in amortization of deferred financing fees and (iii) a $4.3 million increase in general and administrative expenses. The increase in interest expense is related to higher average balances of SBA-guaranteed debentures outstanding during the year ended December 31, 2011 than in the comparable period in 2010 and the addition of our prior credit facility during 2011. The increase in general and administrative costs in 2011 was primarily related to increased salary and incentive compensation costs and increased non-cash compensation expenses driven in part by an increase in employee headcount.
Net Investment Income
As a result of the $27.4 million increase in total investment income and the $7.4 million increase in expenses, net investment income for the year ended December 31, 2011 was $40.5 million compared to net investment income of $20.5 million during the year ended December 31, 2010.
Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2011, we realized a gain on the sale of one control investment of approximately $12.2 million, a loss on the disposal of one control investment of $0.1 million and a loss on the conversion of debt to equity of $3.0 million related to one control investment. In addition, we realized a gain on the repayment of a non-control/non-affiliate investment of approximately $0.5 million, and a gain on the sale of two non-control/non-affiliate investments of $1.4 million. In addition, during the year ended December 31, 2011, we recorded net unrealized appreciation of investments totaling approximately $6.4 million, comprised of (i) unrealized appreciation on 33 investments totaling approximately $25.6 million, (ii) unrealized depreciation on 19 investments totaling approximately $9.6 million and (iii) $9.6 million of net unrealized depreciation reclassification adjustments related to the realized gains and losses noted above.
For the year ended December 31, 2010, we realized a gain on the sale of one affiliate investment of approximately $3.6 million, gains on the sales of two non-control/non-affiliate investments totaling approximately

$0.5 million, a realized loss on the partial conversion of one non-control/non-affiliate debt investment to equity of approximately $3.0 million, a realized loss on the conversion of one affiliate debt investment to equity of approximately $7.4 million, and a realized gain of $0.9 million on the repayment of a convertible note from another non-control/non-affiliate investment. In addition, during the year ended December 31, 2010, we recorded net unrealized appreciation of investments totaling approximately $10.9 million, comprised of (i) unrealized appreciation on 19 investments totaling approximately $18.6 million, (ii) unrealized depreciation on 18 investments totaling approximately $13.9 million and (iii) $6.2 million in net unrealized appreciation reclassification adjustments related to the realized gains and realized loss noted above.
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
Cash Flows
For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $5.4 million. During that period, our operating activities used $130.6 million in cash, consisting primarily of new portfolio investments of $348.9 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $159.3 million. In addition, financing activities provided $136.0 million of cash, consisting primarily of proceeds from a public offering of common stock of $77.1 million, borrowings under SBA-guaranteed debentures of $30.0 million, proceeds from 2019 and 2022 Senior Notes of $149.5 million and borrowings under our Credit Facility of $26.0 million, offset by cash dividends paid in the amount of $51.8 million, repayments of SBA-guaranteed debentures of $40.8 million, repayments of our Credit Facility of $41.0 million and financing fees paid in the amount of $7.6 million. At December 31, 2012, we had $72.3 million of cash and cash equivalents on hand.
For the year ended December 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $12.0 million. During that period, our operating activities used $118.2 million in cash, consisting primarily of new portfolio investments of $225.0 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $66.3 million. In addition, financing activities provided $130.3 million of cash, consisting primarily of proceeds from public common stock offerings of $128.6 million, borrowings under SBA-guaranteed debentures of $31.1 million and borrowings under our Credit Facility of $30.4 million, offset by cash dividends paid in the amount of $32.4 million, repayments of SBA-guaranteed debentures of $9.5 million, repayments of our prior credit facility of $15.4 million and financing fees paid in the amount of $1.4 million. At December 31, 2011, we had $66.9 million of cash and cash equivalents on hand.
For the year ended December 31, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $0.4 million. During that period, our operating activities used $97.5 million in cash, consisting primarily of new portfolio investments of $173.6 million, partially offset by repayments of loans received and proceeds from sales of investments of $54.9 million. In addition, financing activities provided $97.1 million of cash, consisting primarily of proceeds from a public common stock offering of $41.2 million and borrowings under SBA-guaranteed debentures of $102.8 million, offset by cash dividends/distributions paid in the amount of $20.9 million, repayments of SBA-guaranteed debentures of $22.3 million and financing fees paid in the amount of $3.5 million. At December 31, 2010, we had $54.8 million of cash and cash equivalents on hand.

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
As of December 31, 2012, Triangle SBIC had issued $139.2 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of December 31, 2012, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one–time fee of 1.0% on the total commitment from the SBA, we also pay a one–time fee of 2.425% on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2012 was 4.05%. The weighted average interest rate as of December 31, 2012 included $183.6 million of pooled SBA-guaranteed debentures with a weighted average fixed interest rate of 4.48% and $30.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.42%. In the year ended December 31, 2012, we prepaid approximately $40.8 million of SBA-guaranteed debentures and recognized a loss on extinguishment of debt of approximately $0.8 million.
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
Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%.  The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%.  We pay a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on our Consolidated Statement of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments. As of December 31, 2012, we had no borrowings outstanding under the Credit Facility. As of December 31, 2011, we had $15.0 million in borrowings outstanding under the Prior Facility with an interest rate of 5.2%.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of December 31, 2012, we were in compliance with all covenants of the Credit Facility.
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

In October 2012, we issued $70.0 million of 2022 Senior Notes and in November 2012, we issued $10.5 million of 2022 Senior Notes. The 2022 Senior Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2015.  The 2022 Senior Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  The net proceeds from the sale of the 2022 Senior Notes, after underwriting discounts and offering expenses, were approximately $77.8 million.
The indentures relating to the 2019 Senior Notes and the 2022 Senior Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934.
Distributions to Stockholders
We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to qualify as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2012, 2011 and 2010 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
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
Current Market Conditions
We were able to secure access to additional liquidity in 2012, including public offerings of common stock and debt securities, new leverage through SBA-guaranteed debentures and entering into an expanded credit facility. There can be no assurances, however, that the current market conditions will continue and that debt or equity capital will be available to us in the future on favorable terms, if it all. In 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation's two largest government-sponsored mortgage companies. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, recent U.S. budget deficit concerns and uncertainty regarding potential federal spending cuts and the federal debt ceiling, together with continued signs of deteriorating sovereign debt conditions in Europe, have increased the possibility that these unfavorable conditions in the debt and equity capital markets may reoccur in the future and could then continue for a prolonged period of time.
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
The total number of investments and the percentage of our portfolio that we asked the Valuation Firms to perform such procedures on are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2010	7	25%
June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%

(1)	Exclusive of the fair value of new investments made during the quarter.
Upon completion of the Procedures, the Valuation Firms concluded that, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appeared reasonable. Our Board of Directors is ultimately responsible for determining the fair value of our investments in good faith.
Investment Valuation Inputs
Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For our portfolio securities, fair value is generally the amount that we might reasonably expect to receive upon the current sale of the security. Under ASC Topic 820, the fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. Under ASC Topic 820, if no market for the security exists or if we do not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market. The securities in which we invest are generally only purchased and sold in merger and acquisition transactions, in which case the entire portfolio company is sold to a third-party purchaser. As a result, unless we have the ability to control such a transaction, the assumed principal market for our securities is a hypothetical secondary market. The Level 3 inputs to our valuation process reflect management’s best estimate of the assumptions that would be used by market participants in pricing the investment in a transaction in a hypothetical secondary market.

Enterprise Value Waterfall Approach
In valuing equity securities (including warrants), we estimate fair value using an “Enterprise Value Waterfall” valuation model. We estimate the enterprise value of a portfolio company and then allocate the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, the model assumes that any outstanding debt or other securities that are senior to our equity securities are required to be repaid at par. Additionally, we estimate the fair value of a limited number of its debt securities using the Enterprise Value Waterfall approach in cases where we do not expect to receive full repayment.
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized loan origination fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when received.
Payment-in-Kind (PIK) Interest Income
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
Recently Issued Accounting Standards
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements categorized in Level 3 of the fair value hierarchy. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. We adopted this standard on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our process for measuring fair values or on our financial statements, other than the inclusion of additional required disclosures.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements.
Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.
The U.S economy recently experienced a severe recession. To the extent that recessionary conditions recur, the economy remains stagnate, any further downgrades to U.S. government’s sovereign credit rating occur, the European credit crisis continues, or the economy fails to return to pre-recession levels, the financial position and results of operations of certain of the lower middle market companies in our portfolio could be further affected adversely, which ultimately could lead to difficulty in our portfolio companies meeting debt service requirements and lead to an increase in defaults. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.
During 2010, we experienced a $10.9 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments. During 2011, we experienced a $6.4 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments and in 2012, we experienced a $1.7 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $4.6 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses discussed above in Item 7 of Part II of this Annual Report entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations.”
As of December 31, 2012, the fair value of our non-accrual assets was approximately $2.4 million, which comprised approximately 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $14.9 million, or 2.1% of the total cost of our portfolio.
In addition to our non-accrual assets, as of December 31, 2012, we had debt investments in one portfolio company (our subordinated notes to Home Physicians) that are on non-accrual only with respect to the PIK interest component of the loans. As of December 31, 2012, the fair value of these debt investments was approximately $6.2 million, or 0.9% of the total fair value of our portfolio and the cost of these assets was approximately $11.9 million, or 1.7% of the total cost of our portfolio.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2012, we were not a party to any hedging arrangements.
As of December 31, 2012, approximately 97.9%, or $616.0 million (at cost) of our debt portfolio investments bore interest at fixed rates and approximately 2.1%, or $13.3 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.3 million on an annual basis. All of our pooled SBA-guaranteed debentures, our 2019 Senior Notes and our 2022 Senior Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%.  The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%.
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
Related Party Transactions
During the three years ending December 31, 2012 there were no related party transactions between Triangle Capital Corporation and any of its subsidiaries.
Contractual Obligations
As of December 31, 2012, our future fixed commitments for cash payments are as follows:

	Total	2013	2014 to 2015	2016 to 2017	2018 and Thereafter
SBA-guaranteed debentures payable	$213,604,579	$—	$—	$7,214,579	$206,390,000
Interest due on SBA-guaranteed debentures payable - pooled	62,149,187	8,045,503	16,091,006	16,113,048	21,899,630
Interest due on SBA-guaranteed debentures payable - unpooled(1)	113,920	113,920	—	—	—
Credit Facility borrowings	—	—	—	—	—
Interest and fees on Credit Facility(2)	1,684,375	618,750	1,065,625	—	—
Unused commitments to extend credit	—	—	—	—	—
Senior Notes	149,500,000	—	—	—	149,500,000
Interest on Senior Notes	81,506,250	9,961,875	19,923,750	19,923,750	31,696,875
Operating lease payments(3)	301,368	301,368	—	—	—
Total	$508,859,679	$19,041,416	$37,080,381	$43,251,377	$409,486,505

(1)
The $30.0 million of SBA debentures that were unpooled bear interest at an interim rate of 1.42% through March 26, 2013, after which a permanent 10-year fixed rate will apply. Were the $30.0 million of unpooled SBA debentures to be assigned the same rate as the most recent previously pooled SBA debentures (3.39%), an additional $0.8 million of interest will be due in 2013, $2.0 million would be due in 2014 and 2015, $2.0 million would be due in 2016 and 2017 and $5.3 million would be due in 2018 and thereafter.

(2)	Amounts represent unused credit facility fees calculated at a rate of 0.375% of the unused amount, which was $165.0 million as of December 31, 2012.

(3)
We lease our corporate office facility under an operating lease that terminates on December 31, 2013. We believe that our existing facilities will be adequate to meet our needs through 2013, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments
In February 2013, our Board of Directors granted 250,000 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $7.1 million, which will be expensed on a straight-line basis over each respective award’s vesting period.
In March 2013, we voluntarily prepaid $20.5 million in SBA guaranteed debentures that had a weighted average interest rate of 6.4%.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
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
We will provide any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics. To receive a copy, please provide a written request to: Triangle Capital Corporation; Attn: Chief Compliance Officer, 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612.
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2012.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2012.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2012.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2012.

Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2012.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Triangle Capital Corporation Financial Statements:
(2) Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	F-39
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2012	F-40
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

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Post-Effective Amendment No. 1 Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2
Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3
Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

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

4.6
Form of 7.00% Senior Note due 2019 (Included as part of Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated October 19, 2012 between Triangle Capital Corporation and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.8
Form of 6.375% Senor Note due 2022 (Included as part of Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

10.1†
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

10.3
Custody Agreement between Triangle Capital Corporation and Branch Banking and Trust Company dated January 26, 2012. (Filed as Exhibit (j)(3) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.4
Custody Services Agreement between Triangle Capital Corporation and Fifth Third Bank dated January 6, 2012. (Filed as Exhibit (j)(4) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.5
Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

Number	Exhibit
10.6
Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).

10.7
Credit Agreement between Triangle Capital Corporation, Branch Banking and Trust Company, BB&T Capital Markets and Fifth Third Bank dated May 9, 2011 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and incorporated herein by reference).

10.8
Supplement and Joinder Agreement between Triangle Capital Corporation, Branch Banking and Trust Company, Fifth Third Bank and Morgan Stanley Bank, N.A. dated November 1, 2011 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011 and incorporated herein by reference).

10.9
General Security Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Files as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and incorporated herein by reference).

10.10
Equity Pledge Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and incorporated herein by reference).

10.11†
Triangle Capital Corporation Executive Deferred Compensation Plan (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

10.12
First Amendment to Credit Agreement between Triangle Capital Corporation, as borrower and Branch Banking and Trust Company as Administrative Agent dated February 28, 2012 (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

10.13†
Triangle Capital Corporation 2012 Cash Incentive Plan (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

10.14†
Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

10.15
Amended and Restated Credit Agreement between Triangle Capital Corporation, as borrower and Branch Banking and Trust Company, as Administrative Agent dated September 18, 2012 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.*

14.1
Code of Business Conduct and Ethics (Filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Number	Exhibit

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 6, 2013

TRIANGLE CAPITAL CORPORATION

By:	/s/ Garland S. Tucker, III
Name: Garland S. Tucker, III
Title: President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garland S. Tucker, III	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 6, 2013
Garland S. Tucker, III

/s/ Steven C. Lilly	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	March 6, 2013
Steven C. Lilly

/s/ C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	March 6, 2013
C. Robert Knox, Jr.

/s/ Brent P. W. Burgess	Chief Investment Officer and Director	March 6, 2013
Brent P. W. Burgess

/s/ W. McComb Dunwoody	Director	March 6, 2013
W. McComb Dunwoody

/s/ Mark M. Gambill	Director	March 6, 2013
Mark M. Gambill

/s/ Benjamin S. Goldstein	Director	March 6, 2013
Benjamin S. Goldstein

/s/ Simon B. Rich, Jr.	Director	March 6, 2013
Simon B. Rich, Jr.

/s/ Sherwood H. Smith, Jr.	Director	March 6, 2013
Sherwood H. Smith, Jr.

Triangle Capital Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2012. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012 and 2011 by correspondence with the custodian and management of the portfolio companies. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2012 and 2011, the consolidated results of its operations, changes in net assets, and its cash flows, for each of the three years in the period ended December 31, 2012, and the consolidated financial highlights for each of the five years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 6, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triangle Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Triangle Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Capital Corporation, including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2012 and our report dated March 6, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 6, 2013

Triangle Capital Corporation
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $565,737,092 and $389,312,451 at December 31, 2012 and 2011, respectively)	$579,078,939	$396,502,490
Affiliate investments (cost of $123,019,204 and $97,751,264 at December 31, 2012 and 2011, respectively)	123,408,445	103,266,298
Control investments (cost of $11,474,208 and $11,278,339 at December 31, 2012 and 2011, respectively)	4,315,339	7,309,787
Total investments at fair value	706,802,723	507,078,575
Cash and cash equivalents	72,300,423	66,868,340
Interest and fees receivable	2,650,178	1,883,395
Prepaid expenses and other current assets	403,123	623,318
Deferred financing fees	12,323,430	6,682,889
Property and equipment, net	55,535	58,304
Total assets	$794,535,412	$583,194,821
Liabilities:
Accounts payable and accrued liabilities	$6,405,570	$4,116,822
Interest payable	3,136,574	3,521,932
Taxes payable	3,210,989	1,402,866
Deferred income taxes	1,342,456	628,742
Borrowings under Credit Facility	—	15,000,000
Senior notes	149,500,000	—
SBA-guaranteed debentures payable	213,604,579	224,237,504
Total liabilities	377,200,168	248,907,866
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,284,798 and 22,774,726 shares issued and outstanding as of December 31, 2012 and 2011, respectively)	27,285	22,775
Additional paid-in-capital	403,322,097	318,297,269
Investment income in excess of distributions	6,783,161	6,847,486
Accumulated realized gains on investments	1,972,940	1,011,649
Net unrealized appreciation of investments	5,229,761	8,107,776
Total net assets	417,335,244	334,286,955
Total liabilities and net assets	$794,535,412	$583,194,821
Net asset value per share	$15.30	$14.68
See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$61,903,487	$42,733,900	$24,187,140
Affiliate investments	12,835,193	8,137,269	4,140,469
Control investments	210,019	1,377,232	1,333,385
Total loan interest, fee and dividend income	74,948,699	52,248,401	29,660,994
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	11,486,261	8,321,758	4,449,358
Affiliate investments	3,421,855	2,274,514	1,059,069
Control investments	80,502	157,335	471,431
Total payment-in-kind interest income	14,988,618	10,753,607	5,979,858
Interest income from cash and cash equivalent investments	431,150	361,973	344,642
Total investment income	90,368,467	63,363,981	35,985,494
Expenses:
Interest and other financing fees	16,412,898	10,901,913	7,782,380
General and administrative expenses	16,293,172	11,965,985	7,689,015
Total expenses	32,706,070	22,867,898	15,471,395
Net investment income	57,662,397	40,496,083	20,514,099
Net realized gains (losses):
Net realized gain (loss) on investments — Non-Control/Non-Affiliate	3,869,571	1,894,677	(1,623,104)
Net realized gain (loss) on investment — Affiliate	1,953,166	—	(3,855,769)
Net realized gain on investment — Control	838,039	9,078,810	—
Total net realized gains (losses)	6,660,776	10,973,487	(5,478,873)
Net unrealized appreciation (depreciation) of investments	(2,878,015)	6,367,473	10,940,689
Total net gain on investments	3,782,761	17,340,960	5,461,816
Loss on extinguishment of debt	(829,811)	(157,590)	(364,626)
Provision for taxes	(551,830)	(908,416)	(220,740)
Net increase in net assets resulting from operations	$60,063,517	$56,771,037	$25,390,549
Net investment income per share — basic and diluted	$2.16	$2.07	$1.62
Net increase in net assets resulting from operations per share —basic and diluted	$2.25	$2.90	$1.99
Dividends declared per common share	$2.02	$1.77	$1.61
Capital gains distributions declared per common share	$—	$—	$0.04
Weighted average number of shares outstanding — basic and diluted	26,740,776	19,555,268	12,763,243
See accompanying notes.

Triangle Capital Corporation
Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation) of Investments
	Number of Shares	Par Value					Total Net Assets
Balance, January 1, 2010	11,702,511	$11,703	$136,769,259	$1,070,452	$448,164	$(9,200,386)	$129,099,192
Net investment income	—	—	—	20,514,099	—	—	20,514,099
Stock-based compensation	—	—	1,151,576	—	—	—	1,151,576
Realized gain (loss) on investments	—	—	—	—	(5,478,873)	6,423,467	944,594
Net unrealized gains on investments	—	—	—	—	—	4,517,222	4,517,222
Loss on extinguishment of debt	—	—	—	(364,626)	—	—	(364,626)
Provision for taxes	—	—	—	(220,740)	—	—	(220,740)
Return of capital and other tax related adjustments	—	—	(171,918)	3,385,585	(3,213,667)	—	—
Dividends/distributions declared	332,149	332	4,878,676	(21,019,222)	—	—	(16,140,214)
Public offerings of common stock	2,760,000	2,760	41,210,208	—	—	—	41,212,968
Issuance of restricted stock	152,944	153	(153)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(18,617)	(19)	(234,893)	—	—	—	(234,912)
Balance, December 31, 2010	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159
Net investment income	—	—	—	40,496,083	—	—	40,496,083
Stock-based compensation	—	—	1,909,808	—	—	—	1,909,808
Realized gain (loss) on investments	—	—	—	—	10,973,487	(9,621,107)	1,352,380
Net unrealized gains on investments	—	—	—	—	—	15,988,580	15,988,580
Loss on extinguishment of debt	—	—	—	(157,590)	—	—	(157,590)
Provision for taxes	—	—	—	(908,416)	—	—	(908,416)
Return of capital and other tax related adjustments	—	—	584,146	638,083	(1,222,229)	—	—
Dividends/distributions declared	241,630	242	4,215,220	(36,586,222)	—	—	(32,370,760)
Taxes paid on deemed distribution of long term capital gains	—	—	—	—	(495,233)	—	(495,233)
Public offerings of common stock	7,475,000	7,475	128,628,777	—	—	—	128,636,252
Issuance of restricted stock	161,174	161	(161)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(32,065)	(32)	(643,276)	—	—	—	(643,308)
Balance, December 31, 2011	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955
Net investment income	—	—	—	57,662,397	—	—	57,662,397
Stock-based compensation	—	—	3,030,757	—	—	—	3,030,757
Realized gain (loss) on investments	—	—	—	—	6,660,776	(4,584,872)	2,075,904
Net unrealized gains on investments	—	—	—	—	—	1,706,857	1,706,857
Loss on extinguishment of debt	—	—	—	(829,811)	—	—	(829,811)
Provision for taxes	—	—	—	(551,830)	—	—	(551,830)
Return of capital and other tax related adjustments	—	—	4,461,480	(1,256,028)	(3,205,452)	—	—
Dividends/distributions declared	147,139	147	3,299,884	(55,089,053)	—	—	(51,789,022)
Taxes paid on deemed distribution of long term capital gains	—	—	—	—	(2,494,033)	—	(2,494,033)
Public offering of common stock	4,255,000	4,255	77,118,719				77,122,974
Issuance of restricted stock	235,086	235	(235)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(127,153)	(127)	(2,885,777)	—	—	—	(2,885,904)
Balance, December 31, 2012	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$60,063,517	$56,771,037	$25,390,549
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(348,938,154)	(224,996,843)	(173,581,930)
Repayments received/sales of portfolio investments	159,278,326	66,345,192	54,914,835
Loan origination and other fees received	5,631,915	4,364,689	3,351,568
Net realized (gain) loss on investments	(6,660,776)	(10,973,487)	5,478,873
Net unrealized (appreciation) depreciation on investments	2,164,302	(6,787,628)	(10,572,009)
Deferred income taxes	713,714	420,155	(368,680)
Payment-in-kind interest accrued, net of payments received	(5,885,069)	(6,110,494)	(2,269,307)
Amortization of deferred financing fees	1,150,466	787,902	432,368
Loss on extinguishment of debt	829,811	157,590	364,626
Accretion of loan origination and other fees	(3,414,778)	(1,751,182)	(1,268,839)
Accretion of loan discounts	(1,899,914)	(1,178,229)	(701,268)
Accretion of discount on SBA-guaranteed debentures payable	177,075	172,638	50,948
Depreciation expense	33,038	27,295	19,554
Stock-based compensation	3,030,757	1,909,808	1,151,576
Changes in operating assets and liabilities:
Interest and fees receivable	(766,783)	(1,015,768)	(215,212)
Prepaid expenses and other current assets	220,195	(504,167)	167,639
Accounts payable and accrued liabilities	2,288,748	1,847,924	46,721
Interest payable	(385,358)	1,133,427	54,553
Deferred revenue	—	(37,500)	(37,500)
Taxes payable	1,808,123	1,204,887	138,801
Net cash used in operating activities	(130,560,845)	(118,212,754)	(97,452,134)
Cash flows from investing activities:
Purchases of property and equipment	(30,269)	(37,952)	(38,535)
Net cash used in investing activities	(30,269)	(37,952)	(38,535)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	30,000,000	31,100,000	102,803,918
Repayments of SBA-guaranteed debentures payable	(40,810,000)	(9,500,000)	(22,300,000)
Borrowings under credit facility	26,000,000	30,400,000	—
Repayments of borrowings under credit facility	(41,000,000)	(15,400,000)	—
Proceeds from senior notes	149,500,000	—	—
Financing fees paid	(7,620,818)	(1,428,127)	(3,456,756)
Proceeds from public stock offerings, net of expenses	77,122,974	128,636,252	41,212,968
Common stock withheld for taxes upon vesting of restricted stock	(2,885,904)	(643,308)	(234,912)
Taxes paid on deemed distribution of long-term capital gains	(2,494,033)	(495,233)	—
Cash dividends paid	(51,789,022)	(32,370,760)	(20,466,584)
Cash distributions paid	—	—	(448,164)
Net cash provided by financing activities	136,023,197	130,298,824	97,110,470
Net increase (decrease) in cash and cash equivalents	5,432,083	12,048,118	(380,199)
Cash and cash equivalents, beginning of year	66,868,340	54,820,222	55,200,421
Cash and cash equivalents, end of year	$72,300,423	$66,868,340	$54,820,222
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,075,903	$8,675,796	$7,244,512
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$3,300,031	$4,215,462	$4,879,008
See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,506,771	$12,256,771	$12,256,771
		Common Units (1,250 units)		1,250,000	1,250,000
			12,506,771	13,506,771	13,506,771

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	4,047,120	4,038,351	4,038,351
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	242,000
			4,059,977	4,322,140	4,421,779

Aramsco, Inc. (0%)*	Environmental Emergency Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,231,819	1,156,696	1,156,696
			1,231,819	1,156,696	1,156,696

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	905,000
				516,867	905,000

Audio and Video Labs Holdings, Inc. (3)%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,002,889	12,742,889	12,742,889
		Common Units (134 units)		1,300,000	1,300,000
			13,002,889	14,042,889	14,042,889

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		474,600	1,031,000
			—	474,600	1,031,000

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,373,742	8,924,127	8,924,127
		Common Stock Warrants (20 shares)		492,000	339,000
			9,373,742	9,416,127	9,263,127

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class A Units (11,974 units)		1,077,615	1,367,000
		Class B Units (11,974 units)		119,735	963,000
				1,197,350	2,330,000

Chromaflo Technologies, LLC (5%)*	Colorant Manufacturer and Distributor	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	16,466,899	16,174,905	16,174,905
		Preferred A Units (22,561 units)		2,256,098	2,878,098
			16,466,899	18,431,003	19,053,003

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Subordinated Note (12% Cash, 3% PIK, Due 05/18)	15,042,500	14,751,744	14,751,744
		Preferred Units (900 units)		900,000	900,000
		Common Units (1,000,000 units)		100,000	100,000
			15,042,500	15,751,744	15,751,744

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Senior Note (14% Cash, Due 11/14)	9,950,000	9,739,469	9,739,469
		Warrant (263 shares)		276,100	—
			9,950,000	10,015,569	9,739,469

CRS Reprocessing, LLC (7%)*	Fluid Reprocessing Services	Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,768,332	11,531,905	11,531,905
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	12,978,264	11,746,721	11,746,721
		Series C Preferred Units (30 units)		288,342	454,000
		Common Unit Warrant (664 units)		1,759,556	3,653,000
		Series D Preferred Units (16 units)		107,074	184,000
			24,746,596	25,433,598	27,569,626

DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	8,584,263	8,425,564	8,425,564
		Common Units (47 units)		1,000,000	1,000,000
			8,584,263	9,425,564	9,425,564

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,054,683	5,939,149	5,939,149
			6,054,683	5,939,149	5,939,149

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 03/16)	10,934,260	10,764,337	10,764,337
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	783,243	768,243	768,243
		Royalty Rights		—	132,000
			11,717,503	11,532,580	11,664,580

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	$6,804,178	$6,645,927	$6,645,927
		Common Stock (18,029 shares)		183,562	183,562
		Preferred Stock A (1,596.13 shares)		1,596,126	1,596,126
			6,804,178	8,425,615	8,425,615

Electronic Systems Protection, Inc. (1%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,246,680	4,219,387	4,219,387
		Common Stock (570 shares)		285,000	301,000
			4,246,680	4,504,387	4,520,387

Empire Facilities Management Group, Inc. (1%)*	Retail, Restaurant, and Commercial Facilities Maintenance	Subordinated Note (9% Cash, 4% PIK, Due 07/18)	5,101,061	5,019,203	5,019,203
		Convertible Preferred Units (2,500 units)		250,000	250,000
			5,101,061	5,269,203	5,269,203

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,480,349	5,398,773	5,398,773
			5,480,349	5,398,773	5,398,773

Frozen Specialties, Inc. (1%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 05/16)	6,245,877	6,190,449	6,190,449
			6,245,877	6,190,449	6,190,449

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	295,000
				500,000	295,000

Glencoe Business Services Holdings (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	20,001,388	19,601,388	19,601,388
			20,001,388	19,601,388	19,601,388

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,667,971	6,612,541	5,894,000
			6,667,971	6,612,541	5,894,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	3,600,000	3,530,928	3,530,928
		Subordinated Note (14% Cash, Due 07/15)	800,000	697,713	697,713
		Unit Purchase Warrant (5,265 units)		149,800	229,000
			4,400,000	4,378,441	4,457,641

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (2%)*	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	11,208,476	10,628,482	6,219,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,364,331	1,303,361	—
		Senior Subordinated Note-HP (14% Cash, 2% PIK, Due 03/16)	612,245	602,472	602,472
		Royalty Rights		—	—
			13,185,052	12,534,315	6,821,472

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,989,934	10,213,309	10,213,309
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,164,000
			10,989,934	11,193,309	11,377,309

Inland Pipe Rehabilitation Holding Company LLC (6%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,797,791	20,559,945	20,559,945
		Membership Interest Purchase Warrant (3.0%)		853,500	2,726,000
			20,797,791	21,413,445	23,285,945

IOS Acquisitions, Inc. (4%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	17,004,723	16,664,723	16,664,723
		Common Units (7,314 Class A Units)		1,699,847	1,699,847
			17,004,723	18,364,570	18,364,570

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,002	5,159,230	5,159,230
		Common Stock Warrants (112 shares)		58,995	1,486,000
			5,250,002	5,218,225	6,645,230

Magpul Industries Corp. (4%)*	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,080,247	13,080,247
		Preferred Units (1,470 units)		1,470,000	1,694,000
		Common Units (30,000 units)		30,000	3,100,000
			13,300,000	14,580,247	17,874,247

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.50% Cash, 2% PIK, Due 05/17)	12,000,000	11,740,879	11,740,879
			12,000,000	11,740,879	11,740,879

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	$8,056,663	$7,984,771	$7,984,771
		Membership Units (1,216,204 units)		1,176,957	1,307,000
			8,056,663	9,161,728	9,291,771

Media Temple, Inc. (4%)*	Web Hosting Services	Subordinated Note (12% Cash, 3% PIK, Due 04/15)	8,800,000	8,696,378	8,696,378
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,896,501	6,377,000
		Common Stock Purchase Warrant (28,000 shares)		536,000	2,790,000
			12,000,000	12,128,879	17,863,378

Micross Solutions LLC (3%)*	Provider Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,615,311	10,456,311	10,456,311
		Class A-2 Common Units (1,500,000 units)		1,500,000	1,500,000
			10,615,311	11,956,311	11,956,311

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 05/16)	5,537,286	5,453,091	3,619,000
		Class A Units (5,000 Holdco units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,537,286	5,956,998	3,619,000

My Alarm Center, LLC (2%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 09/17)	8,084,991	8,010,654	8,010,654
		Preferred Units (2,000,000 units)		2,000,000	2,000,000
			8,084,991	10,010,654	10,010,654

National Investment Managers Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 5% PIK, Due 09/16)	12,309,375	12,100,174	12,100,174
		Preferred A Units (90,000 units)		900,000	658,000
		Common Units (10,000 units)		100,000	—
			12,309,375	13,100,174	12,758,174

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,029,262	12,839,320	12,839,320
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,500,000
			13,029,262	14,339,320	14,339,320

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	7,660,631	7,069,381	7,069,381
		Common Unit Purchase Warrants		590,200	1,820,000
			7,660,631	7,659,581	8,889,381

ROM Acquisition Corporation (3%)*	Military and Industrial Vehicles Equipment Manufacturing	Subordinated Note (12% Cash, 3% PIK, Due 3/17)	13,157,755	13,037,948	13,037,948
			13,157,755	13,037,948	13,037,948

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,564,503	8,564,503
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,027,230	3,964,422	3,964,422
			12,777,230	12,528,925	12,528,925

Snacks Holding Corporation (3%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,152,710	6,835,477	6,835,477
		Preferred A Units (22,368 units)		2,124,957	3,016,000
		Preferred B Units (10,380 units)		986,059	1,430,000
		Common Units (190,935 units)		150,000	415,000
		Common Stock Warrants (14,558 shares)		14,558	40,000
			7,152,710	10,111,051	11,736,477

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	6,023,719	5,856,719	5,643,000
		Common Stock Purchase Warrants		123,800	—
			6,023,719	5,980,519	5,643,000

Stella Environmental Services, LLC (1%)*	Waste Transfer Stations	Subordinated Notes (12% Cash, 3% PIK, Due 2/17)	5,916,326	5,788,004	5,788,004
		Common Stock Purchase Warrants		20,000	259,000
			5,916,326	5,808,004	6,047,004

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

The Krystal Company (4%)*	Quick Serve Restaurants	Subordinated Note (12% Cash, 3% PIK, Due 6/17)	$12,514,671	$12,296,595	$12,296,595
		Class A Units of Limited Partnership (2,000 units)		2,000,000	3,051,000
			12,514,671	14,296,595	15,347,595

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	4,750,000	4,539,123	4,539,123
		Unit Purchase Warrant (316,858 units)		195,000	384,000
			4,750,000	4,734,123	4,923,123

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 04/16)	7,146,576	7,028,045	7,028,045
		Royalty Rights		—	—
			7,146,576	7,028,045	7,028,045

Top Knobs USA, Inc. (3%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		750,000	1,071,000
			—	750,000	1,071,000

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,402,071	7,275,570	7,275,570
		Series A Preferred Stock (10,000 units)		950,000	1,143,000
		Common Stock (50,000 units)		50,000	478,000
			7,402,071	8,275,570	8,896,570

TrustHouse Services Group, Inc. (7%)*	Food Management Services	Subordinated Note (12% Cash, 2.25% PIK, Due 06/19)	25,334,160	25,050,372	25,050,372
		Class A Units (1,557 units)		512,124	1,699,000
		Class B Units (82 units)		26,954	70,000
		Class E Units (838 units)		750,406	976,000
			25,334,160	26,339,856	27,795,372

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,670,249	5,670,249
		Common Units (2 units)		337,925	569,000
		Common Stock Warrants (8 shares)		321,000	2,188,000
			5,810,588	6,329,174	8,427,249

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,169,051	9,250,348	9,250,348
		Class A Common Stock (177,935 shares)		1,999,989	2,029,000
		Class A & Class B Unit Purchase Warrants		838,117	349,000
			10,169,051	12,088,454	11,628,348

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,820,271	3,766,095	3,766,095
		Membership Interest Purchase Warrant (4.0%)		132,800	—
			3,820,271	3,898,895	3,766,095

Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,035,228	7,035,228
		Class B Preferred Units (1,020,000 units)		1,020,000	1,133,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	2,218,000
			8,000,000	9,007,528	10,386,228

WSO Holdings, LP (6%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,267	19,928,633	19,928,633

		Common Points (3,000 points)		3,000,000	3,172,000
			20,198,267	22,928,633	23,100,633

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15)	6,024,000	5,904,000	1,512,000
		Royalty Rights		—	—
			6,024,000	5,904,000	1,512,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 6% PIK, Due 04/14)	15,247,823	15,132,751	15,132,751
			15,247,823	15,132,751	15,132,751

Subtotal Non–Control / Non–Affiliate Investments			532,951,385	565,737,092	579,078,939

Affiliate Investments:

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due (10/17)	$8,631,169	$8,473,203	$8,473,203
		Convertible Preferred Interest in LLC		1,500,000	1,500,000
			8,631,169	9,973,203	9,973,203

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 10/13)	6,436,764	5,679,311	5,679,311
		Membership Units (6,516 units)		620,653	—
			6,436,764	6,299,964	5,679,311

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		302,886	556,618
		Class B Units (496 units)		—	295,642
			—	302,886	852,260

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 4% PIK, Due 03/13)	6,305,825	6,299,297	6,299,297
		Senior Note (12% Cash, 2% PIK, Due 07/15)	630,247	630,247	576,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	647,000
		Membership Units (1,000,000 units)		8,203	398,000
		Options to Purchase Membership Units (342,407 units)		500,000	180,000
		Membership Unit Warrants (356,506 units)		—	—
			7,877,870	8,379,545	8,100,297

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,437,000
		Common Stock Warrant (4,000 shares)		—	37,000
				200,000	1,474,000

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,620,064	8,500,212	8,500,212
		Class A Units (80,000 units)		800,000	409,000
			8,620,064	9,300,212	8,909,212

CIS Secure Computing Inc. (3%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,144,765	9,966,594	9,966,594
		Common Stock (84 shares)		502,320	1,081,000
			10,144,765	10,468,914	11,047,594

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,122,000
				1,000,000	3,122,000

Equisales, LLC (0%)*	Energy Products and Services	Subordinated Note (6.5% Cash, 10.5% PIK, Due 06/12)	3,574,630	3,157,043	250,000
		Class A Units (500,000 units)		480,900	—
			3,574,630	3,637,943	250,000

Fischbein Partners, LLC (2%)*	Packaging and Materials Handling Equipment Manufacturer	Class A Units (1,750,000 units)		417,088	6,616,000
				417,088	6,616,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,327,970	4,268,044	4,268,044
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,035,758	1,020,646	1,020,646
		Preferred Units (233 units)		211,867	153,000
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—
			5,363,728	5,538,690	5,441,690

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,113,184	10,908,758	10,908,758
		Member Units (1,000,000 units)		1,000,000	1,000,000
		Royalty Rights		—	—
			11,113,184	11,908,758	11,908,758

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	417,000
		Common Unit Warrants (2,220 units)		—	36,000
				200,000	453,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Plantation Products, LLC (6%)*	Seed Manufacturing	Subordinated Notes (10.5% Cash, 7% PIK, Due 11/17)	$19,308,135	$19,108,298	$19,108,298
		Preferred Units (4,312 units)		4,312,000	4,660,000
		Common Units (352,000 units)		88,000	382,000
			19,308,135	23,508,298	24,150,298

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	233,000
				563,602	233,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,902,282	5,853,425	5,853,425
		Common Units (50 units)		500,000	680,000
			5,902,282	6,353,425	6,533,425

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,731,024	5,469,170	1,288,000
		Class A Units (1,000,000 units)		1,000,000	—
			5,731,024	6,469,170	1,288,000

Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (985,372 units)		3,304,218	2,974,000
		Class C Preferred Units (1,444,475 units)		246,598	663,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,731,599	3,637,000

Wythe Will Tzetzo, LLC (3%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,964,397	9,964,397
		Series A Preferred Units (74,764 units)		1,500,000	3,007,000
		Common Unit Purchase Warrants (25,065 units)		301,510	768,000
			10,357,475	11,765,907	13,739,397

Subtotal Affiliate Investments			103,061,090	123,019,204	123,408,445

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note—FCL (5.0% Cash, Due 9/16)	1,386,706	1,386,706	1,386,706
		Senior Note—FCL (8.0% Cash, 2% PIK, Due 9/16)	1,171,394	1,170,881	1,006,000
		Senior Note—SPV (2.5% Cash, 6% PIK, Due 9/16)	1,007,272	1,007,272	—
		Members Interests—SPV (299,875 units)		—	—
			3,565,372	3,564,859	2,392,706

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 03/13)	3,565,051	2,992,528	140,000
		Common Stock (2,978 shares)		294,624	—
			3,565,051	3,287,152	140,000

Fischbein, LLC (0%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		29,575	141,512
		Class A Common Units (3,839,068 units)		226,182	927,121
				255,757	1,068,633

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (10% Cash, Due 03/15)	264,694	250,000	250,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,483,770	3,000,000	464,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			3,748,464	4,366,440	714,000

Subtotal Control Investments			10,878,887	11,474,208	4,315,339

Total Investments, December 31, 2012 (169%)*			$646,891,362	$700,230,504	$706,802,723
*    Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment–in–kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	$4,127,773	$4,103,291	$4,103,291
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	760,000
			4,140,630	4,387,080	5,004,719

Ann’s House of Nuts, Inc. (3%)*	Trail Mixes and Nut Producers	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,080,843	6,716,662	6,716,662
		Preferred A Units (22,368 units)		2,124,957	2,407,000
		Preferred B Units (10,380 units)		986,059	1,204,000
		Common Units (190,935 units)		150,000	—
		Common Stock Warrants (14,558 shares)		14,558	—
			7,080,843	9,992,236	10,327,662

Aramsco, Inc. (1%)*	Environmental Emergency Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,800,997	1,673,278	1,673,278
			1,800,997	1,673,278	1,673,278

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	773,000
				516,867	773,000

BioSan Laboratories, Inc. (2%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,276,296	5,179,676	5,179,676
			5,276,296	5,179,676	5,179,676

Botanical Laboratories, Inc. (3%)*	Nutritional Supplement Manufacturing and Distribution	Senior Notes (14% Cash, 1% PIK, Due 02/15)	10,114,528	9,580,196	9,122,000
		Common Unit Warrants (998,680 units)		474,600	—
			10,114,528	10,054,796	9,122,000

Capital Contractors, Inc. (3%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,185,225	8,617,853	8,617,853
		Common Stock Warrants (20 shares)		492,000	398,000
			9,185,225	9,109,853	9,015,853

Carolina Beverage Group, LLC (4%)*	Beverage Manufacturing and Packaging	Subordinated Note (12% Cash, 4% PIK, Due 02/16)	13,260,895	13,055,973	13,055,973
		Class A Units (11,974 units)		1,077,615	1,120,000
		Class B Units (11,974 units)		119,735	—
			13,260,895	14,253,323	14,175,973

CRS Reprocessing, LLC (8%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,357,260	11,022,004	11,022,004
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,016,583	10,020,937	10,020,937
		Series C Preferred Units (26 units)		288,342	476,000
		Common Unit Warrant (550 units)		1,253,556	4,040,000
			22,373,843	22,584,839	25,558,941

CV Holdings, LLC (5%)*	Specialty Healthcare Products Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 09/13)	9,279,054	8,845,875	8,845,875
		Subordinated Note (12% Cash, Due 09/13)	6,000,000	5,912,355	5,912,355
		Royalty Rights		874,400	920,000
			15,279,054	15,632,630	15,678,230

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 03/16)	10,660,442	10,448,050	10,448,050
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	752,083	752,083	752,083
		Royalty Rights		—	—
			11,412,525	11,200,133	11,200,133

Electronic Systems Protection, Inc. (2%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,162,798	4,128,357	4,128,357
		Senior Note (8.3% Cash, Due 01/14)	681,475	681,475	681,475
		Common Stock (570 shares)		285,000	367,000
			4,844,273	5,094,832	5,176,832

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 07/14)	8,478,731	8,391,839	8,391,839
			8,478,731	8,391,839	8,391,839

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		$500,000	$820,000
				500,000	820,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 4.5% PIK, Due 04/16)	$6,274,350	6,198,309	5,104,000
			6,274,350	6,198,309	5,104,000

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	4,500,000	4,411,111	4,411,111
		Subordinated Note (14% Cash, Due 07/15)	1,000,000	865,687	865,687
		Unit Purchase Warrant (5,265 units)		149,800	216,000
			5,500,000	5,426,598	5,492,798

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (3%)*	In-Home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	10,654,096	10,454,979	8,868,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,283,791	1,283,791	—
		Royalty Rights		—	—
			11,937,887	11,738,770	8,868,000

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,878,815	9,876,796	9,876,796
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,348,000
			10,878,815	10,856,796	11,224,796

Inland Pipe Rehabilitation Holding Company LLC (7%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,277,473	19,996,881	19,996,881
		Membership Interest Purchase Warrant (3.0%)		853,500	2,112,000
			20,277,473	20,850,381	22,108,881

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,001	5,130,053	5,130,053
		Common Stock Warrants (112 shares)		58,995	723,000
			5,250,001	5,189,048	5,853,053

Magpul Industries Corp. (4%)*	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,042,711	13,042,711
		Preferred Units (1,470 units)		1,470,000	1,470,000
		Common Units (30,000 units)		30,000	30,000
			13,300,000	14,542,711	14,542,711

McKenzie Sports Products, LLC (2%)*	Taxidermy Manufacturer	Subordinated Note (13% Cash, 1% PIK, Due 10/17)	6,071,841	5,966,205	5,966,205
			6,071,841	5,966,205	5,966,205
Media Storm, LLC (3%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,532,111	8,449,580	8,449,580
		Membership Units (1,216,204 units)		1,216,204	1,216,204
			8,532,111	9,665,784	9,665,784

Media Temple, Inc. (5%)*	Web Hosting Services	Subordinated Note (12% Cash, 5.5% PIK, Due 04/15)	8,800,000	8,658,463	8,658,463
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,778,030	4,687,000
		Common Stock Purchase Warrant (28,000 shares)		536,000	2,051,000
			12,000,000	11,972,493	15,396,463

Minco Technology Labs, LLC (2%)*	Semiconductor Distribution	Subordinated Note (13% Cash, 3.25% PIK, Due 05/16)	5,272,430	5,170,334	5,170,334
		Class A Units (5,000 units)		500,000	31,000
			5,272,430	5,670,334	5,201,334

National Investment Managers Inc. (4%)*	Retirement Plan Administrator	Subordinated Note (11% Cash, 5% PIK, Due 09/16)	11,703,034	11,450,996	11,450,996
		Preferred A Units (90,000 units)		900,000	479,000
		Common Units (10,000 units)		100,000	—
			11,703,034	12,450,996	11,929,996

Novolyte Technologies, Inc. (4%)*	Specialty Manufacturing	Subordinated Note (12% Cash, 4% PIK, Due 07/16)	7,264,182	7,143,362	7,143,362
		Subordinated Note (12% Cash, 4% PIK, Due 07/16)	2,334,916	2,296,081	2,296,081
		Preferred Units (641 units)		661,227	888,000
		Common Units (24,522 units)		165,306	1,744,000
			9,599,098	10,265,976	12,071,443

Pomeroy IT Solutions (3%)*	Information Technology Outsourcing Services	Subordinated Notes (13% Cash, 2% PIK, Due 02/16)	10,181,198	9,955,154	9,955,154
			10,181,198	9,955,154	9,955,154

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	$8,100,993	$7,580,433	$7,580,433
		Common Unit Purchase Warrants		402,000	548,000
			8,100,993	7,982,433	8,128,433

Renew Life Formulas, Inc. (4%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Notes (12% Cash, 3% PIK, Due 03/15)	13,401,006	13,155,235	13,155,235
			13,401,006	13,155,235	13,155,235

Sheplers, Inc. (4%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,531,250	8,531,250
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	3,758,021	3,683,021	3,683,021
			12,508,021	12,214,271	12,214,271

SRC, Inc. (3%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	8,879,665	8,640,013	8,640,013
		Common Stock Purchase Warrants		123,800	—
			8,879,665	8,763,813	8,640,013

Syrgis Holdings, Inc. (1%)*	Specialty Chemical Manufacturer	Senior Notes (7.75%-10.75% Cash, Due 08/12-02/14)	2,444,766	2,437,942	2,437,942
		Class C Units (2,114 units)		1,000,000	1,597,000
			2,444,766	3,437,942	4,034,942

TBG Anesthesia Management, LLC (3%)*	Physician Management Services	Senior Note (13.5% Cash, Due 11/14)	10,750,000	10,445,062	10,445,062
		Warrant (263 shares)		276,100	239,000
			10,750,000	10,721,162	10,684,062

TMR Automotive Service Supply, LLC (2%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	5,000,000	4,738,933	4,738,933
		Unit Purchase Warrant (329,518 units)		195,000	284,000
			5,000,000	4,933,933	5,022,933

Top Knobs USA, Inc. (3%)*	Hardware Designer and Distributor	Subordinated Note (12% Cash, 4.5% PIK, Due 05/17)	10,369,002	10,209,875	10,209,875
		Common Stock (26,593 shares)		750,000	733,000
			10,369,002	10,959,875	10,942,875

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,216,500	7,072,500	7,072,500
		Series A Preferred Stock (10,000 units)		950,000	950,000
		Common Stock (55,556 units)		50,000	50,000
			7,216,500	8,072,500	8,072,500

TrustHouse Services Group, Inc. (4%)*	Food Management Services	Subordinated Note (12% Cash, 2% PIK, Due 07/18)	13,362,115	13,136,232	13,136,232
		Class A Units (1,557 units)		512,124	799,000
		Class B Units (82 units)		26,954	28,000
			13,362,115	13,675,310	13,963,232

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,574,292	5,574,292
		Common Unit (1 unit)		200,000	117,000
		Common Stock Warrants (8 shares)		321,000	627,000
			5,810,588	6,095,292	6,318,292

Twin-Star International, Inc. (2%)*	Consumer Home Furnishings Manufacturer	Subordinated Note (12% Cash, 1% PIK, Due 04/14)	4,500,000	4,476,065	4,476,065
		Senior Note (4.4%, Due 04/13)	1,052,240	1,052,240	1,052,240
			5,552,240	5,528,305	5,528,305

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,858,183	3,773,066	3,773,066
		Membership Interest Purchase Warrant (4.0%)		132,800	—
			3,858,183	3,905,866	3,773,066

Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 3% PIK, Due 11/16)	7,000,000	6,065,200	6,065,200
		Class B Preferred Units (1,020,000 units)		1,020,000	1,020,000
		Common Unit Purchase Warrants (2,224,561 units)		782,300	782,300
			7,000,000	7,867,500	7,867,500

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (12% Cash, 3% PIK, Due 04/14)	$12,816,222	$12,678,077	$12,678,077
			12,816,222	12,678,077	12,678,077

Subtotal Non–Control / Non–Affiliate Investments			377,095,379	389,312,451	396,502,490

Affiliate Investments:
American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (10% PIK, Due 10/13)	6,056,794	5,213,450	5,213,450
		Membership Units (6,516 units)		350,000	—
			6,056,794	5,563,450	5,213,450

AP Services, Inc. (2%)*	Fluid Sealing Supplies and Services	Subordinated Note (12% Cash, 2% PIK, Due 09/15)	4,351,545	4,258,465	4,258,465
		Class A Units (933 units)		933,333	1,181,000
		Class B Units (496 units)		—	80,000
			4,351,545	5,191,798	5,519,465

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	6,054,948	6,024,163	6,024,163
		Senior Note (12% Cash, 2% PIK, Due 07/15)	617,572	617,572	518,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	786,000
		Membership Units (1,000,000 units)		8,203	346,000
		Options to Purchase Membership Units (342,407 units)		500,000	149,000
		Membership Unit Warrants (356,506 units)		—	2,000
			7,614,318	8,091,736	7,825,163

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,140,000
		Common Stock Warrant (4,000 shares)		—	33,000
				200,000	1,173,000

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”) (4) (2%)*	Oil and Gas Services	Subordinated Note—Brantley Transportation (14% Cash, 5% PIK, Due 12/12)	3,947,627	3,915,231	3,915,231
		Common Unit Warrants—Brantley Transportation (4,560 common units)		33,600	401,000
		Preferred Units—Pine Street (200 units)		200,000	757,000
		Common Unit Warrants—Pine Street (2,220 units)		—	99,000
			3,947,627	4,148,831	5,172,231

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,277,116	8,133,312	8,133,312
		Class A Units (80,000 units)		800,000	1,292,000
			8,277,116	8,933,312	9,425,312

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,836,000
				1,000,000	3,836,000

Equisales, LLC (1%)*	Energy Products and Services	Subordinated Note (13% Cash, 4% PIK, Due 04/12)	3,125,336	3,116,853	3,045,000
		Class A Units (500,000 units)		480,900	535,000
			3,125,336	3,597,753	3,580,000

Fischbein Partners, LLC (3%)*	Packaging and Materials Handling Equipment Manufacturer	Subordinated Note (12% Cash, 2% PIK, Due 10/16)	6,756,525	6,636,697	6,636,697
		Class A Units (1,750,000 units)		417,088	3,344,000
			6,756,525	7,053,785	9,980,697

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,135,501	4,063,598	4,063,598
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,014,963	996,975	716,000
		Preferred Units (233 units)		211,867	—
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—
			5,150,464	5,310,573	4,779,598

Plantation Products, LLC (5%)*	Seed Manufacturing	Subordinated Notes (13% Cash, 4.5% PIK, Due 06/16)	15,203,916	14,889,867	14,889,867
		Preferred Units (1,127 units)		1,127,000	1,221,000
		Common Units (92,000 units)		23,000	142,000
			15,203,916	16,039,867	16,252,867

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2011

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		$563,602	$393,000
				563,602	393,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	$5,610,350	5,543,617	5,543,617
		Common Units (50 units)		500,000	589,000
			5,610,350	6,043,617	6,132,617

Venture Technology Groups, Inc. (2%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,444,612	5,341,062	5,341,062
		Class A Units (1,000,000 units)		1,000,000	530,000
			5,444,612	6,341,062	5,871,062

Waste Recyclers Holdings, LLC (2%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (985,372 units)		3,304,218	4,310,000
		Class C Preferred Units (1,444,475 units)		1,499,531	1,752,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				7,984,532	6,062,000

Wythe Will Tzetzo, LLC (4%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,885,836	9,885,836
		Series A Preferred Units (74,764 units)		1,500,000	1,784,000
		Common Unit Purchase Warrants (25,065 units)		301,510	380,000
			10,357,475	11,687,346	12,049,836

Subtotal Affiliate Investments			81,896,078	97,751,264	103,266,298

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note—FCL (5.0% Cash, Due 9/16)	1,485,821	1,478,538	1,478,538
		Senior Note—FCL (8.0% Cash, 2% PIK, Due 9/16)	1,147,836	1,145,436	955,000
		Senior Note—SPV (2.5% Cash, 6% PIK, Due 9/16)	950,328	950,328	343,000
		Members Interests—SPV (299,875 units)		—	—
			3,583,985	3,574,302	2,776,538

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 04/12)	3,281,284	2,780,028	443,000
		Common Stock (2,978 shares)		294,624	—
			3,281,284	3,074,652	443,000

Fischbein, LLC (1%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		59,315	283,816
		Class A Common Units (3,839,068 units)		453,630	1,859,433
				512,945	2,143,249

Gerli & Company (1%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (8.5% Cash, Due 03/15)	3,198,299	3,000,000	1,947,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			3,198,299	4,116,440	1,947,000

Subtotal Control Investments			10,063,568	11,278,339	7,309,787

Total Investments, December 31, 2011(152%)*			$469,055,025	$498,342,054	$507,078,575
*    Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment–in–kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)	Pine Street Holdings, LLC is the majority owner of Brantley Transportation, LLC and its sole business purpose is its ownership of Brantley Transportation, LLC.

See accompanying notes.

Triangle Capital Corporation
Notes to Financial Statements
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
Organization
Triangle Capital Corporation was incorporated on October 10, 2006 for the purposes of acquiring 100% of the equity interest in Triangle Mezzanine Fund LLLP (“Triangle SBIC”) and its general partner, Triangle Mezzanine LLC (“TML”), raising capital in an initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). On December 15, 2009, Triangle Mezzanine Fund II, LP (“Triangle SBIC II”) was organized as a limited partnership under the laws of the State of Delaware. Unless otherwise noted, the terms “its” or “the Company” refer to Triangle SBIC prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including Triangle SBIC and Triangle SBIC II, after the IPO.
Triangle SBIC and Triangle SBIC II are specialty finance limited partnerships formed to make investments primarily in lower middle market companies located throughout the United States. On September 11, 2003, Triangle SBIC was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Triangle SBIC II obtained its license to operate as an SBIC. As SBICs, both Triangle SBIC and Triangle SBIC II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.
On February 21, 2007, concurrent with the closing of the IPO, the following formation transactions were consummated (the “Formation Transactions”):

•
The Company acquired 100% of the limited partnership interests in Triangle SBIC in exchange for approximately 1.9 million shares of the Company’s common stock. Triangle SBIC became a wholly-owned subsidiary of the Company, retained its license under the authority of the SBA to operate as an SBIC and continues to hold its existing investments and make new investments with the proceeds from the IPO; and

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
Reclassifications
Certain reclassifications have been made in the consolidated financial statements for the years ended December 31, 2011 and 2010 in order to conform to current presentation. The Company had historically included losses realized on the extinguishment of debt in “Amortization of deferred financing fees” in the Consolidated Statements of Operations. Effective January 1, 2012, the Company records losses on the extinguishment of debt as a separate line item in the Consolidated Statements of Operations.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2010	7	25%
June 30, 2010	8	29%
September 30, 2010	8	26%
December 31, 2010	9	29%
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%

(1)	Exclusive of the fair value of new investments made during the quarter.
Upon completion of the Procedures, the Valuation Firms concluded that, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appeared reasonable. The Company’s Board of Directors is ultimately responsible for determining the fair value of the Company’s investments in good faith.
Investment Valuation Inputs
Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For the Company’s portfolio securities, fair value is generally the amount that the Company might reasonably expect to receive upon the current sale of the security. Under ASC Topic 820, the fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. Under ASC Topic 820, if no market for the security exists or if the Company does not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. Such inputs can be based on historical operating results, projections of future operating results, or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, the Company utilizes the most recent portfolio company financial statements and forecasts available as of the valuation date. The Company also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Fair value measurements using the Enterprise Value Waterfall model can be sensitive to significant changes in one or more of the inputs. A significant increase (decrease) in either the transaction multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher (lower) fair value for that security.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at December 31, 2012 are summarized as follows:

	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$553,136,550	Income Approach	Required Rate of Return	10.0% – 25.0%	15.0%
			Leverage Ratio	0.8x – 8.8x	3.4x
			Adjusted EBITDA	$0.7 million – $53.5 million	$16.9 million
Subordinated debt and 2nd lien notes	6,219,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.5x – 6.0x	6.0x
			Adjusted EBITDA	$1.5 million – $4.7 million	$1.7 million
Senior debt and 1st lien notes	46,576,994	Income Approach	Required Rate of Return	5.0% – 20.0%	15.4%
			Leverage Ratio	0.8x – 8.8x	3.5x
			Adjusted EBITDA	$0.8 million – $8.2 million	$4.6 million
Equity shares and warrants	100,738,179	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.0x – 11.0x	6.8x
			Adjusted EBITDA	$0.8 million – $53.5 million	$19.1 million
			Revenue Multiple	1.5x – 4.8x	3.1x
			Revenues	$8.0 million – $51.2 million	$36.6 million
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company, has greater than 50.0% representation on its board or has the power to exercise control

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5.0% and 25.0% of the voting securities of such company.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Deferred Financing Fees
Costs incurred to issue long-term debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
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
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the loan agreements ("Loan Origination Fees") are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized loan origination fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when received.
Income Taxes
The Company has elected and qualified for federal income tax purposes to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, so long as certain minimum distribution, source-of-income and asset diversification requirements are met income taxes are generally required to be paid only on the portion of taxable income and gains that are not distributed (actually or constructively) and on certain built-in gains.
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
Concentration of Credit Risk
The Company’s investees are generally lower middle market companies in a variety of industries. At both December 31, 2012 and 2011, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Public Offerings of Common Stock and Debt Securities
On September 21, 2010, the Company filed a prospectus supplement pursuant to which 2,400,000 shares of common stock were offered for sale at a price to the public of $15.80 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 360,000 shares of the Company’s common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on September 24, 2010 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $41.2 million.
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
On February 8, 2012, the Company filed a prospectus supplement pursuant to which 3,700,000 shares of common stock were offered for sale at a price to the public of $19.00 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 555,000 shares of our common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on February 13, 2012 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $77.1 million.
On March 2, 2012, the Company issued $60.0 million of senior unsecured notes (the “2019 Senior Notes”). The 2019 Senior Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Senior Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The Company also granted the underwriters a 30-day option to purchase up to an additional $9.0 million in aggregate principal amount of 2019 Senior Notes to cover over-allotments, if any.  Pursuant to this offering, $9.0 million of the 2022 Senior Notes were sold and delivered on March 8, 2012. The net proceeds to the Company from the sale of the 2019 Senior Notes, after underwriting discounts and offering expenses, were approximately $66.7 million.
On October 19, 2012, the Company issued $70.0 million in aggregate principal amount of 6.375% senior unsecured notes due 2022 (the "2022 Senior Notes").  The 2022 Senior Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015.  The 2022 Senior Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  The Company also granted the underwriters a 30-day option to purchase up to an additional $10.5 million in aggregate principal amount of 2022 Senior Notes to cover over-allotments, if any.  Pursuant to this offering, $10.5 million of the 2022 Senior Notes were sold and delivered on November 6, 2012. The total net proceeds to the Company from the 2022 Senior Notes, after underwriting discounts and offering expenses, were approximately $77.8 million.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
The table below summarizes the Company’s dividends and distributions:

Declared	Record	Payable	Per Share Amount	Amount paid in Cash	DRIP	Total
May 9, 2007	May 31, 2007	June 28, 2007	$0.15	$358,000	$645,000	$1,003,000
August 8, 2007	August 30, 2007	September 27, 2007	0.26	769,000	981,000	1,750,000
November 7, 2007	November 29, 2007	December 27, 2007	0.27	1,837,000	—	1,837,000
December 14, 2007	December 31, 2007	January 28, 2008	0.30	2,041,000	—	2,041,000
Total 2007 dividends and distributions			0.98	5,005,000	1,626,000	6,631,000
May 7, 2008	June 5, 2008	June 26, 2008	0.31	2,144,000	—	2,144,000
July 21, 2008	August 14, 2008	September 4, 2008	0.35	2,421,000	—	2,421,000
October 9, 2008	October 30, 2008	November 20, 2008	0.38	2,629,000	—	2,629,000
December 7, 2008	December 23, 2008	January 6, 2009	0.40	2,767,000	—	2,767,000
Total 2008 dividends and distributions			1.44	9,961,000	—	9,961,000
February 13, 2009	February 27, 2009	March 13, 2009	0.05	352,000	—	352,000
March 11, 2009	March 25, 2009	April 8, 2009	0.40	2,817,000	—	2,817,000
June 16, 2009	July 9, 2009	July 23, 2009	0.40	3,333,000	—	3,333,000
September 23, 2009	October 8, 2009	October 22, 2009	0.41	3,030,000	1,000,000	4,030,000
December 1, 2009	December 22, 2009	January 5, 2010	0.41	3,583,000	1,215,000	4,798,000
Total 2009 dividends and distributions			1.67	13,115,000	2,215,000	15,330,000
March 11, 2010	March 25, 2010	April 8, 2010	0.41	3,803,000	1,090,000	4,893,000
June 1, 2010	June 15, 2010	June 29, 2010	0.41	4,009,000	915,000	4,924,000
August 25, 2010	September 8, 2010	September 22, 2010	0.41	4,137,000	813,000	4,950,000
December 01, 2010	December 15, 2010	December 29, 2010	0.42	5,406,000	846,000	6,252,000
Total 2010 dividends and distributions			1.65	17,355,000	3,664,000	21,019,000
February 23, 2011	March 16, 2011	March 30, 2011	0.42	6,679,000	1,094,000	7,773,000
May 31, 2011	June 15, 2011	June 29, 2011	0.44	7,156,000	1,015,000	8,171,000
August 31, 2011	September 14, 2011	September 28, 2011	0.44	8,993,000	973,000	9,966,000
November 2, 2011	December 14, 2011	December 28, 2011	0.47	9,543,000	1,133,000	10,676,000
Total 2011 dividends and distributions			1.77	32,371,000	4,215,000	36,586,000
February 28, 2012	March 14, 2012	March 28, 2012	0.47	11,760,000	1,028,000	12,788,000
May 30, 2012	June 13, 2012	June 27, 2012	0.50	12,994,000	636,000	13,630,000
August 29, 2012	September 12, 2012	September 26, 2012	0.52	13,392,000	799,000	14,191,000
November 28, 2012	December 12, 2012	December 26, 2012	0.53	13,643,000	837,000	14,480,000
Total 2012 dividends and distributions			2.02	51,789,000	3,300,000	55,089,000
Total dividends and distributions			$9.53	$129,596,000	$15,020,000	$144,616,000

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
Recently Issued Accounting Standards
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements categorized in Level 3 of the fair value hierarchy. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's process for measuring fair values or on the Company's financial statements, other than the inclusion of additional required disclosures.
2. Investments
Summaries of the composition of the Company’s investment portfolio at cost and fair value as a percentage of total investments are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%
December 31, 2011:
Subordinated debt and 2nd lien notes	$393,830,719	79%	$387,169,056	76%
Senior debt and 1st lien notes	60,622,827	12	59,974,195	12
Equity shares	34,741,728	7	43,972,024	9
Equity warrants	8,272,380	2	15,043,300	3
Royalty rights	874,400	—	920,000	—
	$498,342,054	100%	$507,078,575	100%
During the year ended December 31, 2012, the Company made twenty-six new investments, including recapitalizations of existing portfolio companies, totaling $340.5 million, eight additional debt investments in existing portfolio companies of $7.8 million and five additional equity investments in existing portfolio companies totaling approximately $0.6 million. During the year ended December 31, 2011, the Company made twenty-one new investments, including recapitalizations in existing portfolio companies, totaling $200.2 million, seven additional debt investments in existing portfolio companies of $24.3 million and five additional equity investments in existing portfolio companies totaling approximately $0.5 million. During the year ended December 31, 2010, the Company made seventeen new investments totaling $145.9 million, additional debt investments in nine existing portfolio

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

companies totaling $27.1 million and five additional equity investments in existing portfolio companies totaling approximately $0.6 million.
The following table presents the Company’s investment portfolio at fair value as of December 31, 2012 and December 31, 2011, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$559,355,550	$559,355,550
Senior debt and 1st lien notes	—	—	46,576,994	46,576,994
Equity shares	—	—	78,979,179	78,979,179
Equity warrants	—	—	21,759,000	21,759,000
Royalty rights	—	—	132,000	132,000
	$—	$—	$706,802,723	$706,802,723

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$387,169,056	$387,169,056
Senior debt and 1st lien notes	—	—	59,974,195	59,974,195
Equity shares	—	—	43,972,024	43,972,024
Equity warrants	—	—	15,043,300	15,043,300
Royalty rights	—	—	920,000	920,000
	$—	$—	$507,078,575	$507,078,575
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

Year Ended December 31, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	314,045,768	2,986,663	30,183,406	1,722,317	—	348,938,154
Proceeds from sales of investments	—	—	(9,343,938)	(818,732)	(874,400)	(11,037,070)
Loan origination fees received	(5,431,915)	(200,000)	—	—	—	(5,631,915)
Principal repayments received	(130,160,007)	(18,081,249)	—	—	—	(148,241,256)
PIK interest earned	13,545,360	1,443,258	—	—	—	14,988,618
PIK interest payments received	(8,317,521)	(786,028)	—	—	—	(9,103,549)
Accretion of loan discounts	1,591,831	308,083	—	—	—	1,899,914
Accretion of deferred loan origination revenue	3,006,784	407,994	—	—	—	3,414,778
Realized gain	254,565	254,046	5,367,033	785,132	—	6,660,776
Unrealized gain (loss)	(16,348,371)	270,032	8,800,654	5,026,983	86,400	(2,164,302)
Fair value, end of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Year Ended December 31, 2011:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$234,049,688	$44,584,148	$38,719,699	$7,902,458	$734,600	$325,990,593
New investments	196,000,453	16,717,700	9,908,778	2,369,912	—	224,996,843
Proceeds from sales of investments	—	—	(17,827,252)	—	—	(17,827,252)
Loan origination fees received	(3,972,189)	(392,500)	—	—	—	(4,364,689)
Principal repayments received	(45,927,682)	(2,590,258)	—	—	—	(48,517,940)
PIK interest earned	9,451,043	1,302,564	—	—	—	10,753,607
PIK interest payments received	(4,041,687)	(601,426)	—	—	—	(4,643,113)
Accretion of loan discounts	1,073,661	104,568	—	—	—	1,178,229
Accretion of deferred loan origination revenue	1,558,430	192,752	—	—	—	1,751,182
Realized gain (loss)	(2,480,664)	(6,747)	13,544,312	(83,414)	—	10,973,487
Unrealized gain (loss)	1,458,003	663,394	(373,513)	4,854,344	$185,400	6,787,628
Fair value, end of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Statements of Operations. Pre-tax net unrealized losses on investments of $1.8 million during the year ended December 31, 2012 are related to portfolio company investments that were still held by the Company as of December 31, 2012. Pre-tax net unrealized gains on investments of $12.6 million during the year ended December 31, 2011 are related to portfolio company investments that were still held by the Company as of December 31, 2011.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

3. Borrowings
The Company had the following borrowings outstanding as of December 31, 2012 and December 31, 2011:

Issuance/Pooling Date	Maturity Date	Prioritized Return (Interest) Rate	December 31, 2012	December 31, 2011
SBA Debentures:
March 28, 2007	March 1, 2017	6.231%	$—	$4,000,000
March 26, 2008	March 1, 2018	6.214%	—	6,410,000
September 24, 2008	September 1, 2018	6.442%	20,500,000	46,060,000
September 24, 2008	September 1, 2018	6.580%	—	4,840,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
December 21, 2012	March 1, 2023	1.424%	30,000,000	—
SBA LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	7,214,579	7,037,504
Credit Facility:
September 18, 2012	September 17, 2016	Variable	—	15,000,000
Senior Notes
March 2, 2012	March 15, 2019	7.000%	69,000,000	—
October 19, 2012	December 15, 2022	6.375%	80,500,000	—
			$363,104,579	$239,237,504
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
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of December 31, 2012, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of December 31, 2012, Triangle SBIC had issued $139.2 million of SBA- guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2012 and December 31, 2011 were 4.05% and 4.83%, respectively. The weighted average interest rate as of December 31, 2012 included $183.6 million of pooled SBA-guaranteed debentures with a weighted average fixed rate of 4.48% and $30.0 million of unpooled SBA guaranteed debentures with a weighted average interim interest rate of 1.42%. As of December 31, 2011 all SBA debentures were pooled.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the years ended December 31, 2012 and December 31, 2011 the Company prepaid approximately $40.8 million and $9.5 million, respectively, of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.8 million and $0.2 million in the years ended December 31, 2012 and December 31, 2011, respectively.
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
Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The Company pays a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on the Company's Consolidated Statement of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments. As of December 31, 2012, the Company had no borrowings outstanding under the Credit Facility. As of December 31, 2011, the Company had $15.0 million in base-rate borrowings outstanding under the Prior Facility with an interest rate of 5.2%.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a business development company. As of December 31, 2012, the Company was in compliance with all covenants of the Credit Facility.
Senior Notes
In March 2012, the Company issued $69.0 million of senior unsecured notes due 2019 (the “2019 Senior Notes”). The 2019 Senior Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Senior Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Senior Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of December 31, 2012, the carrying amount and fair value of the 2019 Senior Notes were approximately $69.0 million and $72.6 million, respectively.
In October 2012, the Company issued $70.0 million of senior unsecured notes due 2022 (the "2022 Senior Notes") and in November 2012, issued $10.5 million of 2022 Senior Notes. The 2022 Senior Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015.  The 2022 Senior Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  The net proceeds to the Company from the sale of the 2022 Senior Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of December 31, 2012, the carrying amount and fair value of the

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

2022 Senior Notes were approximately $80.5 million and $78.1 million, respectively. The fair values of the 2019 Senior Notes and the 2022 Senior Notes are based on the closing prices of each respective security on the NYSE as of December 31, 2012, which are Level 1 inputs under ASC 820.
The indentures relating to the 2019 Senior Notes and the 2022 Senior Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) to provide financial information to the holders of the notes and the trustee under the indentures if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934.
4. Income Taxes
The Company has elected to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2012, 2011 and 2010 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2012, 2011 and 2010, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

	December 31,
	2012	2011	2010
Additional paid-in capital	$4,461,480	$584,146	$(171,918)
Investment income in excess of distributions	$(1,256,028)	$638,083	$3,385,585
Accumulated realized gains on investments	$(3,205,452)	$(1,222,229)	$(3,213,667)
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2009-2012), and has concluded that the provision for uncertain tax positions in the Company's financial statements is necessary.
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
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
Ordinary income	$54,174,924	$35,954,170	$20,078,591
Distributions of long-term capital gains	—	—	448,164
Distributions on a tax basis	$54,174,924	$35,954,170	$20,526,755
During the year ended December 31, 2011, the Company utilized net capital loss carryforwards of $8,244,376.
The Company intends to retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but to generally designate the retained net capital gain as a “deemed distribution.” In that

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

case, among other consequences, the Company will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. For the year ended December 31, 2012, the Company elected to designate retained net capital gains of $7,125,809, or approximately $0.26 per share, as a deemed distribution, which will be allocated to stockholders of record as of December 31, 2012. The Company paid U.S. federal income taxes of $2,494,033 or approximately $0.09 per share, related to the retained capital gains. For the year ended December 31, 2011, the Company elected to designate retained net capital gains of $1,414,949, or approximately $0.06 per share, as a deemed distribution, which will be allocated to stockholders of record as of December 31, 2011. The Company paid U.S. federal income taxes of $495,233 or approximately $0.02 per share, related to the retained capital gains.
At December 31, 2012, 2011 and 2010, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
	2012	2011	2010
Undistributed net investment income	$5,360,266	$8,041,850	$4,007,334
Accumulated capital (loss) gains	—	—	(8,244,376)
Other permanent differences relating to the Company’s formation	1,975,543	1,975,543	1,975,543
Other temporary differences	3,118,678	(840,620)	(892,961)
Unrealized appreciation	3,531,375	6,790,138	15,935
Components of distributable earnings at year end	$13,985,862	$15,966,911	$(3,138,525)

For federal income tax purposes, the cost of investments owned at December 31, 2012 and 2011 was approximately $704.0 million and $500.7 million, respectively.
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
The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of the Company’s common stock on the date of the grant and amortizes this fair value to compensation expense ratably over the requisite service period or vesting term.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The following table presents information with respect to the Plan for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	359,555	$15.39	302,698	$11.40	219,813	$10.76
Shares granted during the period	235,086	$19.00	161,174	$20.37	152,944	$12.01
Shares vested during the period	(304,443)	$15.19	(104,317)	$11.53	(70,059)	$10.72
Unvested shares, end of period	290,198	$18.52	359,555	$15.39	302,698	$11.40
In the years ended December 31, 2012, 2011 and 2010, the Company recognized equity-based compensation expense of approximately $3.0 million, $1.9 million and $1.2 million, respectively. This expense is included in general and administrative expenses in the Company’s consolidated statements of operations.
As of December 31, 2012, there was approximately $5.3 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.
6. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. There were no unused commitments to extend credit as of December 31, 2012. The balance of unused commitments to extend credit as of and December 31, 2011 was approximately $17.1 million. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
The Company’s headquarters is leased under an agreement that expires on December 31, 2013. Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $285,000, $290,000 and $283,000, respectively, and the rent commitments for the one year ending December 31, 2013 are as follows:

Year ending December 31,	Rent Commitment
2013	301,368

Total	$301,368

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

7.     Financial Highlights

	Years Ended December 31,
	2012	2011	2010	2009	2008
Per share data:
Net asset value at beginning of period	$14.68	$12.09	$11.03	$13.22	$13.74
Net investment income(1)	2.16	2.07	1.62	1.63	1.54
Net realized gain (loss) on investments(1)	0.25	0.56	(0.43)	0.05	0.21
Net unrealized appreciation (depreciation) on investments(1)	(0.11)	0.33	0.86	(1.20)	(0.62)
Total increase from investment operations(1)	2.30	2.96	2.05	0.48	1.13
Cash dividends/distributions declared	(2.02)	(1.77)	(1.65)	(1.67)	(1.44)
Taxes paid on deemed distribution of long term capital gains	(0.09)	(0.02)	—	—	—
Common stock offerings	0.54	1.61	0.67	(0.53)	—
Stock-based compensation(1)	(0.08)	(0.04)	(0.05)	0.08	0.04
Shares issued pursuant to Dividend Reinvestment Plan	0.05	0.03	0.08	0.10	—
Loss on extinguishment of debt(1)	(0.03)	(0.01)	(0.03)	—	—
Income tax provision(1)	(0.02)	(0.05)	(0.02)	(0.02)	(0.02)
Other(2)	(0.03)	(0.12)	0.01	(0.63)	(0.23)
Net asset value at end of period	$15.30	$14.68	$12.09	$11.03	$13.22
Market value at end of period(3)	$25.49	$19.12	$19.00	$12.09	$10.20
Shares outstanding at end of period	27,284,798	22,774,726	14,928,987	11,702,511	6,917,363
Net assets at end of period	$417,335,244	$334,286,955	$180,479,159	$129,099,192	$91,514,982
Average net assets	$406,869,811	$270,041,765	$145,386,905	$98,085,844	$94,584,281
Ratio of total operating expenses to average net assets	8%	9%	11%	14%	11%
Ratio of net investment income to average net assets	14%	15%	14%	14%	11%
Portfolio turnover ratio	27%	11%	23%	12%	13%
Total return(4)	44%	10%	71%	35%	(6)%

(1)	Weighted average basic per share data.

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

(4)
The total return equals the change in the market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock at the beginning of the period.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

8.     Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2012. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total investment income	$19,111,853	$21,962,466	$24,326,708	$24,967,440
Net investment income	12,193,849	14,050,423	15,876,354	15,541,771
Net increase in net assets resulting from operations	12,617,508	15,626,201	16,231,786	15,588,022
Net investment income per share	$0.49	$0.52	$0.58	$0.57
	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total investment income	$12,425,397	$16,413,746	$16,220,810	$18,304,028
Net investment income	7,885,717	10,223,521	10,392,256	11,994,589
Net increase in net assets resulting from operations	12,351,241	14,545,231	17,470,243	12,404,322
Net investment income per share	$0.47	$0.55	$0.52	$0.53
9. Subsequent Events
In February 2013, the Company’s Board of Directors granted 250,000 restricted shares of the Company’s common stock to certain employees. These restricted shares had a total grant date fair value of approximately $7.1 million, which will be expensed on a straight-line basis over each respective award’s vesting period.
In March 2013, the Company voluntarily prepaid $20.5 million in SBA-guaranteed debentures that had a weighted average interest rate of 6.4%.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited the consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012. We have also audited the consolidated financial highlights for each of the five years in the period ended December 31, 2012, and have issued our report thereon dated March 6, 2013 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in the Index at Item 15(a)(2) of this Form 10-K. The Schedule 12-14 is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 6, 2013

Schedule 12-14
TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2012

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2011 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2012 Value
Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”)	Senior Note—FCL (5.0% Cash)	$72,831	$1,478,538	$536	$92,368	$1,386,706
	Senior Note—FCL (8.0% Cash, 2% PIK)	119,392	955,000	51,000	—	1,006,000
	Senior Note—SPV (2.5% Cash, 6% PIK)	80,289	343,000	56,944	399,944	—
	Members Interests—SPV (299,875 units)	—	—	—	—	—
		272,512	2,776,538	108,480	492,312	2,392,706

Fire Sprinkler Systems, Inc.	Subordinated Notes (2% PIK)	—	443,000	212,500	515,500	140,000
	Common Stock (2,978 shares)	—	—	—	—	—
		—	443,000	212,500	515,500	140,000

Fischbein, LLC	Class A-1 Common Units (501,984 units)	8,009	283,816	112,564	254,868	141,512
	Class A Common Units (3,839,068 units)	—	1,859,433	725,475	1,657,787	927,121
		8,009	2,143,249	838,039	1,912,655	1,068,633

Gerli & Company	Subordinated Note (13% Cash)	10,000	—	250,000	—	250,000
	Subordinated Note (8.5% Cash)	—	1,947,000	—	1,483,000	464,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		10,000	1,947,000	250,000	1,483,000	714,000

Total Control Investments		$290,521	$7,309,787	$1,409,019	$4,403,467	$4,315,339

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	864,129	—	8,643,203	170,000	8,473,203
	Convertible Preferred Interest in LLC	—	—	1,500,000	—	1,500,000
		864,129	—	10,143,203	170,000	9,973,203

American De-Rosa Lamparts, LLC and Hallmark Lighting	Subordinated Note (12% Cash, 6% PIK)	1,233,290	5,213,450	497,879	32,018	5,679,311
	Membership Units (6,516 units)	—	—	270,653	270,653	—
		1,233,290	5,213,450	768,532	302,671	5,679,311

AP Services, Inc.	Subordinated Note (12% Cash, 2% PIK)	621,781	4,258,465	168,608	4,427,073	—
	Class A Units (933 units)	—	1,181,000	1,004,210	1,628,592	556,618
	Class B Units (496 units)	—	80,000	361,000	145,358	295,642
		621,781	5,519,465	1,533,818	6,201,023	852,260

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2012

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2011 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2012 Value
Asset Point, LLC	Senior Note (12% Cash, 4% PIK)	$1,036,852	$6,024,163	$275,134	$—	$6,299,297
	Senior Note (12% Cash, 2% PIK)	88,725	518,000	58,000	—	576,000
	Subordinated Note (7% Cash)	61,276	786,000	—	139,000	647,000
	Membership Units (1,000,000 units)	—	346,000	52,000	—	398,000
	Options to Purchase Membership Units (342,407 units)	—	149,000	31,000	—	180,000
	Membership Unit Warrants (356,506 units)	—	2,000	—	2,000	—
		1,186,853	7,825,163	416,134	141,000	8,100,297

Axxiom Manufacturing, Inc.	Common Stock (136,400 shares)	—	1,140,000	297,000	—	1,437,000
	Common Stock Warrant (4,000 shares)	—	33,000	4,000	—	37,000
		—	1,173,000	301,000	—	1,474,000

Brantley Transportation, LLC (“Brantley Transportation”) and Pine Street Holdings, LLC (“Pine Street”)	Subordinated Note—Brantley Transportation (14% Cash, 5% PIK)	493,987	3,915,231	151,236	4,066,467	—
	Common Unit Warrants—Brantley Transportation (4,560 common units)	—	401,000	785,132	1,186,132	—
	Preferred Units—Pine Street (200 units)	—	757,000	—	340,000	417,000
	Common Unit Warrants—Pine Street (2,220 units)	—	99,000	—	63,000	36,000
		493,987	5,172,231	936,368	5,655,599	453,000

Captek Softgel International, Inc.	Subordinated Note (12% Cash, 4% PIK)	1,395,744	8,133,312	366,900	—	8,500,212
	Class A Units (80,000 units)	—	1,292,000	—	883,000	409,000
		1,395,744	9,425,312	366,900	883,000	8,909,212

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 2% PIK)	823,887	—	10,166,594	200,000	9,966,594
	Common Stock (84 shares)	—	—	1,081,000	—	1,081,000
		823,887	—	11,247,594	200,000	11,047,594

Dyson Corporation	Class A Units (1,000,000 units)	—	3,836,000	—	714,000	3,122,000
		—	3,836,000	—	714,000	3,122,000

Equisales, LLC	Subordinated Note (6.5% Cash, 10% PIK)	142,730	3,045,000	40,190	2,835,190	250,000
	Class A Units (500,000 units)	—	535,000	—	535,000	—
		142,730	3,580,000	40,190	3,370,190	250,000

Fischbein Partners, LLC	Subordinated Note (12% Cash, 2% PIK)	948,772	6,636,697	219,571	6,856,268	—
	Class A Units (1,750,000 units)	6,228	3,344,000	3,272,000	—	6,616,000
		955,000	9,980,697	3,491,571	6,856,268	6,616,000

Main Street Gourmet, LLC	Subordinated Notes (12% Cash, 4.5% PIK)	717,699	4,063,598	204,446	—	4,268,044
	Jr. Subordinated Notes (8% Cash, 2% PIK)	106,853	716,000	304,646	—	1,020,646
	Preferred Units (233 units)	—	—	153,000	—	153,000
	Common B Units (3,000 units)	—	—	—	—	—
	Common A Units (1,652 units)	—	—	—	—	—
		824,552	4,779,598	662,092	—	5,441,690

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2012

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2011 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2012 Value
PartsNow!, LLC	Subordinated Note (12% Cash, 3% PIK)	$636,495	$—	$11,128,758	$220,000	$10,908,758
	Member Units (1,000,000 units)	—	—	1,000,000	—	1,000,000
	Royalty Rights	—	—	—	—	—
		636,495	—	12,128,758	220,000	11,908,758

Plantation Products, LLC	Subordinated Notes (10.5% Cash, 7% PIK)	3,458,894	14,889,867	19,903,042	15,684,611	19,108,298
	Preferred Units (4,312 units)	—	1,221,000	3,439,000	—	4,660,000
	Common Units (352,000 units)	—	142,000	240,000	—	382,000
		3,458,894	16,252,867	23,582,042	15,684,611	24,150,298

QC Holdings, Inc.	Common Stock (5,594 shares)	—	393,000	—	160,000	233,000
		—	393,000	—	160,000	233,000

Technology Crops International	Subordinated Note (12% Cash, 5% PIK)	1,010,444	5,543,617	309,808	—	5,853,425
	Common Units (50 units)	153	589,000	91,000	—	680,000
		1,010,597	6,132,617	400,808	—	6,533,425

Venture Technology Groups, Inc.	Subordinated Note (12.5% Cash, 4% PIK)	772,246	5,341,062	128,108	4,181,170	1,288,000
	Class A Units (1,000,000 units)	—	530,000	—	530,000	—
		772,246	5,871,062	128,108	4,711,170	1,288,000

Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	—	—	—	—	—
	Class B Preferred Units (985,372 units)	—	4,310,000	—	1,336,000	2,974,000
	Class C Preferred Units (1,444,475 units)	—	1,752,000	163,933	1,252,933	663,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	6,062,000	163,933	2,588,933	3,637,000

Wythe Will Tzetzo, LLC	Subordinated Notes (13% Cash)	1,447,472	9,885,836	78,561	—	9,964,397
	Series A Preferred Units (74,764 units)	389,391	1,784,000	1,223,000	—	3,007,000
	Common Unit Purchase Warrants (25,065 units)	—	380,000	388,000	—	768,000
		1,836,863	12,049,836	1,689,561	—	13,739,397

Total Affiliate Investments		$16,257,048	$103,266,298	$68,000,612	$47,858,465	$123,408,445

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

(2)
Gross additions include increase in the cost basis of investments resulting from new portfolio investment, follow-on investments and accrued PIK interest. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3)
Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

This schedule should be read in conjunction with Triangle Capital Corporation's Consolidated Financial Statements, including the Consolidated Schedules of Investments.

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

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Post-Effective Amendment No. 1 Registrant’s Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2
Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3
Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

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

4.6
Form of 7.00% Senior Note due 2019 (Included as part of Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated October 19, 2012 between Triangle Capital Corporation and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.8
Form of 6.375% Senor Note due 2022 (Included as part of Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

10.1†
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

10.3
Custody Agreement between Triangle Capital Corporation and Branch Banking and Trust Company dated January 26, 2012. (Filed as Exhibit (j)(3) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.4
Custody Services Agreement between Triangle Capital Corporation and Fifth Third Bank dated January 6, 2012. (Filed as Exhibit (j)(4) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.5
Stock Transfer Agency Agreement between Triangle Capital Corporation and The Bank of New York (Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

10.6
Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).

10.7
Credit Agreement between Triangle Capital Corporation, Branch Banking and Trust Company, BB&T Capital Markets and Fifth Third Bank dated May 9, 2011 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and incorporated herein by reference).

10.8
Supplement and Joinder Agreement between Triangle Capital Corporation, Branch Banking and Trust Company, Fifth Third Bank and Morgan Stanley Bank, N.A. dated November 1, 2011 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011 and incorporated herein by reference).

10.9
General Security Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Files as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and incorporated herein by reference).

10.10
Equity Pledge Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and incorporated herein by reference).

10.11†
Triangle Capital Corporation Executive Deferred Compensation Plan (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

10.12
First Amendment to Credit Agreement between Triangle Capital Corporation, as borrower and Branch Banking and Trust Company as Administrative Agent dated February 28, 2012 (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

10.13†
Triangle Capital Corporation 2012 Cash Incentive Plan (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

10.14†
Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

10.15
Amended and Restated Credit Agreement between Triangle Capital Corporation, as borrower and Branch Banking and Trust Company, as Administrative Agent dated September 18, 2012 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.*

14.1
Code of Business Conduct and Ethics (Filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.