Form 10-Q
period 2013-03-31
Triangle Capital CORP
filed 2013-05-08
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on May 6, 2013 was 27,563,375.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $571,951,156 and $565,737,092 at March 31, 2013 and December 31, 2012, respectively)	$587,495,700	$579,078,939
Affiliate investments (cost of $124,090,454 and $123,019,204 at March 31, 2013 and December 31, 2012, respectively)	123,444,532	123,408,445
Control investments (cost of $11,586,932 and $11,474,208 at March 31, 2013 and December 31, 2012, respectively)	4,585,685	4,315,339
Total investments at fair value	715,525,917	706,802,723
Cash and cash equivalents	37,041,674	72,300,423
Interest and fees receivable	4,131,647	2,650,178
Prepaid expenses and other current assets	593,736	403,123
Deferred financing fees	11,521,363	12,323,430
Property and equipment, net	56,583	55,535
Total assets	$768,870,920	$794,535,412
Liabilities:
Accounts payable and accrued liabilities	$1,707,249	$6,405,570
Interest payable	1,065,668	3,136,574
Taxes payable	234,796	3,210,989
Deferred income taxes	901,067	1,342,456
Notes	149,500,000	149,500,000
SBA-guaranteed debentures payable	193,148,838	213,604,579
Total liabilities	346,557,618	377,200,168
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,563,375 and 27,284,798 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	27,563	27,285
Additional paid-in-capital	404,748,852	403,322,097
Investment income in excess of distributions	6,714,859	6,783,161
Accumulated realized gains on investments	3,825,722	1,972,940
Net unrealized appreciation of investments	6,996,306	5,229,761
Total net assets	422,313,302	417,335,244
Total liabilities and net assets	$768,870,920	$794,535,412
Net asset value per share	$15.32	$15.30

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$17,187,501	$12,963,602
Affiliate investments	2,963,029	2,717,149
Control investments	49,371	59,773
Total loan interest, fee and dividend income	20,199,901	15,740,524
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,250,548	2,587,267
Affiliate investments	958,379	654,233
Control investments	5,867	19,971
Total payment-in-kind interest income	4,214,794	3,261,471
Interest income from cash and cash equivalent investments	51,240	109,858
Total investment income	24,465,935	19,111,853
Expenses:
Interest and other debt financing fees	5,111,512	3,310,737
General and administrative expenses	4,120,958	3,607,267
Total expenses	9,232,470	6,918,004
Net investment income	15,233,465	12,193,849
Net realized gains:
Net realized gain on investments – Non-Control / Non-Affiliate	578,782	—
Net realized gain on investments – Affiliate	1,274,000	—
Net unrealized appreciation of investments	1,766,545	621,471
Total net gain on investments	3,619,327	621,471
Loss on extinguishment of debt	(412,673)	(205,043)
Income tax benefit (provision)	(20,303)	7,231
Net increase in net assets resulting from operations	$18,419,816	$12,617,508
Net investment income per share—basic and diluted	$0.56	$0.49
Net increase in net assets resulting from operations per share—basic and diluted	$0.67	$0.50
Dividends declared per common share	$0.54	$0.47
Weighted average number of shares outstanding—basic and diluted	27,433,290	25,075,300

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation of Investments	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2011	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955
Net investment income	—	—	—	12,193,849	—	—	12,193,849
Stock-based compensation	—	—	648,750	—	—	—	648,750
Net unrealized appreciation of investments	—	—	—	—	—	621,471	621,471
Loss on extinguishment of debt	—	—	—	(205,043)	—	—	(205,043)
Income tax benefit	—	—	—	7,231	—	—	7,231
Dividends/distributions declared	52,717	52	1,028,467	(12,788,904)	—	—	(11,760,385)
Public offering of common stock	4,255,000	4,255	77,243,819	—	—	—	77,248,074
Issuance of restricted stock	227,631	228	(228)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(46,923)	(47)	(897,590)	—	—	—	(897,637)
Balance, March 31, 2012	27,263,151	$27,263	$396,320,487	$6,054,619	$1,011,649	$8,729,247	$412,143,265

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation of Investments	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2012	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
Net investment income	—	—	—	15,233,465	—	—	15,233,465
Stock-based compensation	—	—	630,006	—	—	—	630,006
Net realized gain on investments	—	—	—	—	1,852,782	(1,274,000)	578,782
Net unrealized appreciation of investments	—	—	—	—	—	3,040,545	3,040,545
Loss on extinguishment of debt	—	—	—	(412,673)	—	—	(412,673)
Income tax provision	—	—	—	(20,303)	—	—	(20,303)
Dividends/distributions declared	28,577	28	796,999	(14,868,791)	—	—	(14,071,764)
Issuance of restricted stock	250,000	250	(250)	—	—	—	—
Balance, March 31, 2013	27,563,375	$27,563	$404,748,852	$6,714,859	$3,825,722	$6,996,306	$422,313,302

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$18,419,816	$12,617,508
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(10,259,545)	(41,952,989)
Repayments received/sales of portfolio investments	9,274,946	8,253,844
Loan origination and other fees received	255,159	666,420
Net realized gain on investments	(1,852,782)	—
Net unrealized appreciation of investments	(1,325,156)	(768,682)
Deferred income taxes	(441,389)	147,211
Payment-in-kind interest accrued, net of payments received	(3,685,061)	(2,704,362)
Amortization of deferred financing fees	389,394	222,917
Loss on extinguishment of debt	412,673	205,043
Accretion of loan origination and other fees	(734,094)	(476,512)
Accretion of loan discounts	(396,661)	(374,341)
Accretion of discount on SBA-guaranteed debentures payable	44,259	43,629
Depreciation expense	9,172	7,349
Stock-based compensation	630,006	648,750
Changes in operating assets and liabilities:
Interest and fees receivable	(1,481,469)	(861,679)
Prepaid expenses	(190,613)	153,192
Accounts payable and accrued liabilities	(4,698,321)	(2,606,598)
Interest payable	(2,070,906)	(2,316,068)
Taxes payable	(2,976,193)	(1,198,973)
Net cash used in operating activities	(676,765)	(30,294,341)
Cash flows from investing activities:
Purchases of property and equipment	(10,220)	(9,656)
Net cash used in investing activities	(10,220)	(9,656)
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	(20,500,000)	(10,410,000)
Repayments of credit facility	—	(15,000,000)
Proceeds from notes	—	69,000,000
Financing fees paid	—	(2,230,237)
Proceeds from public stock offerings, net of expenses	—	77,248,074
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(897,637)
Cash dividends paid	(14,071,764)	(11,760,385)
Net cash provided by (used in) financing activities	(34,571,764)	105,949,815
Net increase (decrease) in cash and cash equivalents	(35,258,749)	75,645,818
Cash and cash equivalents, beginning of period	72,300,423	66,868,340
Cash and cash equivalents, end of period	$37,041,674	$142,514,158
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,594,078	$5,289,789
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$797,027	$1,028,519

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,553,671	$12,310,156	$12,310,156
		Common Units (1,250 units)		1,250,000	1,250,000
			12,553,671	13,560,156	13,560,156

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	4,077,549	4,073,083	4,073,083
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	220,000
			4,090,406	4,356,872	4,434,511

Aramsco, Inc. (0%)*	Environmental Emergency Preparedness Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,180,506	1,119,533	1,119,533
			1,180,506	1,119,533	1,119,533

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	961,000
				516,867	961,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,068,012	12,816,526	12,816,526
		Common Units (134 units)		1,300,000	1,300,000
			13,068,012	14,116,526	14,116,526

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		474,600	1,031,000
				474,600	1,031,000

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,420,689	9,002,754	9,002,754
		Common Stock Warrants (20 shares)		492,000	448,000
			9,420,689	9,494,754	9,450,754

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class A Units (11,974 units)		1,077,615	1,400,000
		Class B Units (11,974 units)		119,735	1,360,000
				1,197,350	2,760,000

Charter Facilities Services, Inc. (1%)*	Retail, Restaurant, and Commercial Facilities Maintenance	Subordinated Note (9% Cash, 4% PIK, Due 07/18)	5,152,072	5,073,130	5,073,130
		Convertible Preferred Units (2,500 units)		250,000	279,000
			5,152,072	5,323,130	5,352,130

Chromaflo Technologies, LLC (5%)*	Colorant Manufacturer and Distributor	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	16,549,234	16,268,865	16,268,865
		Preferred A Units (22,561 units)		2,256,098	2,937,000
			16,549,234	18,524,963	19,205,865

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Subordinated Note (12% Cash, 3% PIK, Due 05/18)	15,155,319	14,874,084	14,874,084
		Preferred Units (900 units)		900,000	900,000
		Common Units (1,000,000 units)		100,000	100,000
			15,155,319	15,874,084	15,874,084

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Senior Note (14.0% Cash, Due 11/14)	9,950,000	9,765,167	8,831,000
		Warrant (263 shares)		276,100	—
			9,950,000	10,041,267	8,831,000

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,827,272	11,617,433	11,617,433
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,043,263	11,899,345	11,899,345
		Series C Preferred Units (30 units)		288,342	430,000
		Common Unit Warrant (664 units)		1,759,556	2,849,000
		Series D Preferred Units (16 units)		107,074	171,000
			24,870,535	25,671,750	26,966,778

DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	8,627,184	8,474,391	8,474,391
		Common Units (47 units)		1,000,000	1,089,000
			8,627,184	9,474,391	9,563,391

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,100,207	5,989,273	5,346,000
			6,100,207	5,989,273	5,346,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 03/16)	$12,495,114	$12,337,031	$12,337,031
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	791,102	776,102	776,102
		Royalty Rights		—	44,000
			13,286,216	13,113,133	13,157,133

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	6,870,925	6,717,698	6,717,698
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	1,638,003
			6,870,925	8,497,386	8,355,701

Electronic Systems Protection, Inc. (1%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,267,913	4,242,543	4,242,543
		Common Stock (570 shares)		285,000	308,000
			4,267,913	4,527,543	4,550,543

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,531,727	5,454,198	5,454,198
			5,531,727	5,454,198	5,454,198

Frozen Specialties, Inc. (1%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 05/16)	6,324,276	6,277,364	6,277,364
			6,324,276	6,277,364	6,277,364

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	62,000
				500,000	62,000

Glencoe Business Services Holdings (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	20,126,654	19,739,752	19,739,752
			20,126,654	19,739,752	19,739,752

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,768,491	6,718,573	5,997,000
			6,768,491	6,718,573	5,997,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	3,395,454	3,331,938	3,331,938
		Subordinated Note (14% Cash, Due 07/15)	754,546	660,978	660,978
		Unit Purchase Warrant (5,265 units)		149,800	285,000
			4,150,000	4,142,716	4,277,916

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (3%)*	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	11,349,166	10,638,781	10,425,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,384,898	1,303,361	—
		Senior Subordinated Note-HP (14% Cash, 2% PIK, Due 03/16)	1,367,897	1,344,580	1,344,580
		Preferred Units (0%)		1,100,000	—
		Preferred Unit Purchase Warrants (25%)		—	—
		Royalty Rights		—	—
			14,101,961	14,386,722	11,769,580

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,022,936	9,371,776	9,371,776
		Common Stock Purchase Warrant (417,593 shares)		2,411,000	2,862,000
			11,022,936	11,782,776	12,233,776

Inland Pipe Rehabilitation Holding Company LLC (5%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,927,777	20,701,499	20,701,499
		Membership Interest Purchase Warrant (3.0%)		853,500	2,328,000
			20,927,777	21,554,999	23,029,499

IOS Acquisitions, Inc. (4%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	17,089,881	16,761,015	16,761,015
		Common Units (7,314 Class A Units)		1,699,847	1,699,847
			17,089,881	18,460,862	18,460,862

Library Systems & Services, LLC (1%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	4,256,702	4,173,803	4,173,803
		Common Stock Warrants (112 shares)		58,995	1,267,000
			4,256,702	4,232,798	5,440,803

Magpul Industries Corp. (5%)*	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,090,346	13,090,346
		Preferred Units (1,470 units)		1,470,000	1,812,000
		Common Units (30,000 units)		30,000	4,433,000
			13,300,000	14,590,346	19,335,346

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.50% Cash, 2% PIK, Due 05/17)	$12,000,000	$11,752,071	$11,752,071
			12,000,000	11,752,071	11,752,071

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,096,946	8,027,916	8,027,916
		Membership Units (1,216,204 units)		1,176,957	1,390,000
			8,096,946	9,204,873	9,417,916

Media Temple, Inc. (5%)*	Web Hosting Services	Subordinated Note (12% Cash, 3% PIK, Due 04/15)	11,000,000	10,906,578	10,906,578
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	4,000,000	4,562,615	8,001,000
		Common Stock Purchase Warrant (28,000 shares)		1,251,000	3,500,000
			15,000,000	16,720,193	22,407,578

Micross Solutions LLC (3%)*	Provider Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,668,476	10,514,683	10,514,683
		Class A-2 Common Units (1,500,000 units)		1,500,000	1,500,000
			10,668,476	12,014,683	12,014,683

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 05/16)	5,585,737	5,457,936	3,253,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,585,737	5,961,843	3,253,000

My Alarm Center, LLC (3%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 09/17)	10,135,685	10,044,308	10,044,308
		Preferred Units (2,000,000 units)		2,000,000	1,993,000
			10,135,685	12,044,308	12,037,308

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,061,834	12,877,102	12,877,102
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,500,000
			13,061,834	14,377,102	14,377,102

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	7,598,981	7,041,753	7,041,753
		Common Unit Purchase Warrants		590,200	1,992,000
			7,598,981	7,631,953	9,033,753

ROM Acquisition Corporation (3%)*	Military and Industrial Vehicles Equipment Manufacturing	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,256,685	13,142,383	13,142,383
			13,256,685	13,142,383	13,142,383

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,573,508	8,573,508
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,095,960	4,036,393	4,036,393
			12,845,960	12,609,901	12,609,901

Snacks Holding Corporation (3%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,170,790	6,866,187	6,866,187
		Preferred A Units (22,368 units)		2,124,957	3,185,000
		Preferred B Units (10,380 units)		986,059	1,546,000
		Common Units (190,935 units)		150,000	938,000
		Common Stock Warrants (14,558 shares)		14,558	91,000
			7,170,790	10,141,761	12,626,187

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 12/14)	6,053,888	5,906,509	5,567,000
		Common Stock Purchase Warrants		123,800	—
			6,053,888	6,030,309	5,567,000

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants		20,000	316,000
				20,000	316,000

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

The Krystal Company (4%)*	Quick Service Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	12,608,531	12,399,769	12,399,769
		Class A Units of Limited Partnership (2,000 units)		2,000,000	3,044,000
			12,608,531	14,399,769	15,443,769

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	$4,500,000	$4,302,625	$4,302,625
		Unit Purchase Warrant (316,858 units)		195,000	388,000
			4,500,000	4,497,625	4,690,625

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 04/16)	7,200,309	7,089,368	7,089,368
		Royalty Rights		—	—
			7,200,309	7,089,368	7,089,368

Top Knobs USA, Inc. (3%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		750,000	1,115,000
				750,000	1,115,000

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,448,430	7,326,637	7,326,637
		Series A Preferred Stock (10,000 units)		950,000	1,149,000
		Common Stock (50,000 units)		50,000	647,000
			7,448,430	8,326,637	9,122,637

TrustHouse Services Group, Inc. (7%)*	Food Management Services	Subordinated Note (12% Cash, 2.25% PIK, Due 06/19)	25,476,664	25,200,236	25,200,236
		Class A Units (1,557 units)		512,124	1,796,000
		Class B Units (82 units)		26,954	65,000
		Class E Units (838 units)		750,406	1,032,000
			25,476,664	26,489,720	28,093,236

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,696,398	5,696,398
		Common Units (2 units)		337,925	707,000
		Common Stock Warrants (8 shares)		321,000	2,717,000
			5,810,588	6,355,323	9,120,398

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	9,969,981	9,093,494	9,093,494
		Class A Common Stock (177,935 shares)		1,999,989	1,143,000
		Class A & Class B Unit Purchase Warrants		838,117	201,000
			9,969,981	11,931,600	10,437,494

United Retirement Plan Consultants, Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 5% PIK, Due 09/16)	12,463,243	12,265,497	12,265,497
		Preferred A Units (90,000 units)		900,000	931,000
		Common Units (10,000 units)		100,000	—
			12,463,243	13,265,497	13,196,497

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,853,796	3,807,968	3,807,968
		Membership Interest Purchase Warrant (4.0%)		132,800	—
			3,853,796	3,940,768	3,807,968

Workforce Software, LLC (3%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,084,042	7,084,042
		Class B Preferred Units (1,020,000 units)		1,020,000	1,160,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	2,336,000
			8,000,000	9,056,342	10,580,042

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,299,258	20,040,359	20,040,359
		Common Points (3,000 points)		3,000,000	2,976,000
			20,299,258	23,040,359	23,016,359

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated (8% Cash, Due 06/15)	6,144,480	5,904,000	750,000
		Royalty Rights		—	—
			6,144,480	5,904,000	750,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 6% PIK, Due 04/14)	15,476,540	15,383,142	15,383,142
			15,476,540	15,383,142	15,383,142

Subtotal Non–Control / Non–Affiliate Investments			535,470,096	571,951,156	587,495,700

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	$8,696,065	$8,544,388	$8,544,388
		Convertible Preferred Interest in LLC		1,500,000	1,979,000
			8,696,065	10,044,388	10,523,388

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 10/13)	6,533,798	5,778,219	5,778,219
		Membership Units (6,516 units)		620,653	—
			6,533,798	6,398,872	5,778,219

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		302,886	556,618
		Class B Units (496 units)		—	295,642
				302,886	852,260

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/13)	6,384,976	6,384,974	6,384,974
		Senior Note (12% Cash, 2% PIK, Due 07/15)	633,404	633,404	585,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	706,000
		Membership Units (1,000,000 units)		8,203	817,000
		Options to Purchase Membership Units (342,407 units)		500,000	189,000
		Membership Unit Warrants (356,506 units)		—	—
			7,960,178	8,468,379	8,681,974

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,706,552	8,593,144	8,593,144
		Class A Units (80,000 units)		800,000	431,000
			8,706,552	9,393,144	9,024,144

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,221,041	10,054,278	10,054,278
		Common Stock (84 shares)		502,320	1,045,000
			10,221,041	10,556,598	11,099,278

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,614,000
				1,000,000	2,614,000

Equisales, LLC (0%)*	Energy Products and Services	Subordinated Note (6.5% Cash, 10% PIK, Due 06/12)	3,729,471	3,157,043	125,000
		Class A Units (500,000 units)		480,900	—
			3,729,471	3,637,943	125,000

Fischbein Partners, LLC (2%)*	Packaging and Materials Handling Equipment Manufacturer	Class A Units (1,750,000 units)		417,088	6,881,000
				417,088	6,881,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,376,660	4,319,956	4,319,956
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,040,937	1,026,580	1,026,580
		Preferred Units (233 units)		211,867	154,000
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—
			5,417,597	5,596,536	5,500,536

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,196,741	11,000,454	11,000,454
		Member Units (1,000,000 units)		1,000,000	1,306,000
		Royalty Rights		—	64,000
			11,196,741	12,000,454	12,370,454

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	183,000
		Common Unit Warrants (2,220 units)		—	—
				200,000	183,000

Plantation Products, LLC (6%)*	Seed Manufacturing	Subordinated Notes (10.5% Cash, 7% PIK, Due 11/17)	19,648,000	19,455,888	19,455,888
		Preferred Units (4,312 units)		4,312,000	4,749,000
		Common Units (352,000 units)		88,000	831,000
			19,648,000	23,855,888	25,035,888

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		$563,602	$226,000
				563,602	226,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	$5,976,368	5,932,320	5,932,320
		Common Units (50 units)		500,000	487,000
			5,976,368	6,432,320	6,419,320

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	6,210,094	5,703,715	711,545
		Class A Units (1,000,000 units)		1,000,000	—
			6,210,094	6,703,715	711,545

Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (985,372 units)		3,304,218	2,456,000
		Class C Preferred Units (1,444,475 units)		246,598	687,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,731,599	3,143,000

Wythe Will Tzetzo, LLC (3%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,985,532	9,985,532
		Series A Preferred Units (74,764 units)		1,500,000	3,397,000
		Common Unit Purchase Warrants (25,065 units)		301,510	892,994
			10,357,475	11,787,042	14,275,526

Subtotal Affiliate Investments			104,653,380	124,090,454	123,444,532

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note—FCL (5.0% Cash, Due 09/16)	1,368,052	1,368,052	1,368,052
		Senior Note—FCL (8.0% Cash, 2% PIK, Due 09/16)	1,177,261	1,177,259	1,018,000
		Senior Note—SPV (2.5% Cash, 6% PIK, Due 09/16)	1,021,275	1,007,272	127,000
		Members Interests—SPV (299,875 units)		—	—
			3,566,588	3,552,583	2,513,052

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 03/13)	3,582,906	2,992,528	263,000
		Common Stock (2,978 shares)		294,624	—
			3,582,906	3,287,152	263,000

Fischbein, LLC (0%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		29,575	141,512
		Class A Common Units (3,839,068 units)		226,182	927,121
				255,757	1,068,633

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (10% Cash, Due 03/15)	398,464	375,000	375,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,557,800	3,000,000	366,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			3,956,264	4,491,440	741,000

Subtotal Control Investments			11,105,758	11,586,932	4,585,685

Total Investments, March 31, 2013 (169%)*			$651,229,234	$707,628,542	$715,525,917
*    Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment–in–kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,506,771	$12,256,771	$12,256,771
		Common Units (1,250 units)		1,250,000	1,250,000
			12,506,771	13,506,771	13,506,771

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	4,047,120	4,038,351	4,038,351
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	242,000
			4,059,977	4,322,140	4,421,779

Aramsco, Inc. (0%)*	Environmental Emergency Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,231,819	1,156,696	1,156,696
			1,231,819	1,156,696	1,156,696

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	905,000
				516,867	905,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,002,889	12,742,889	12,742,889
		Common Units (134 units)		1,300,000	1,300,000
			13,002,889	14,042,889	14,042,889

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		474,600	1,031,000
				474,600	1,031,000

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,373,742	8,924,127	8,924,127
		Common Stock Warrants (20 shares)		492,000	339,000
			9,373,742	9,416,127	9,263,127

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class A Units (11,974 units)		1,077,615	1,367,000
		Class B Units (11,974 units)		119,735	963,000
				1,197,350	2,330,000

Chromaflo Technologies, LLC (5%)*	Colorant Manufacturer and Distributor	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	16,466,899	16,174,905	16,174,905
		Preferred A Units (22,561 units)		2,256,098	2,878,098
			16,466,899	18,431,003	19,053,003

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Subordinated Note (12% Cash, 3% PIK, Due 05/18)	15,042,500	14,751,744	14,751,744
		Preferred Units (900 units)		900,000	900,000
		Common Units (1,000,000 units)		100,000	100,000
			15,042,500	15,751,744	15,751,744

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Senior Note (14% Cash, Due 11/14)	9,950,000	9,739,469	9,739,469
		Warrant (263 shares)		276,100	—
			9,950,000	10,015,569	9,739,469

CRS Reprocessing, LLC (7%)*	Fluid Reprocessing Services	Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,768,332	11,531,905	11,531,905
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	12,978,264	11,746,721	11,746,721
		Series C Preferred Units (30 units)		288,342	454,000
		Common Unit Warrant (664 units)		1,759,556	3,653,000
		Series D Preferred Units (16 units)		107,074	184,000
			24,746,596	25,433,598	27,569,626

DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	8,584,263	8,425,564	8,425,564
		Common Units (47 units)		1,000,000	1,000,000
			8,584,263	9,425,564	9,425,564

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,054,683	5,939,149	5,939,149
			6,054,683	5,939,149	5,939,149

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 03/16)	10,934,260	10,764,337	10,764,337
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	783,243	768,243	768,243
		Royalty Rights		—	132,000
			11,717,503	11,532,580	11,664,580

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	$6,804,178	$6,645,927	$6,645,927
		Common Stock (18,029 shares)		183,562	183,562
		Preferred Stock A (1,596.13 shares)		1,596,126	1,596,126
			6,804,178	8,425,615	8,425,615

Electronic Systems Protection, Inc. (1%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,246,680	4,219,387	4,219,387
		Common Stock (570 shares)		285,000	301,000
			4,246,680	4,504,387	4,520,387

Empire Facilities Management Group, Inc. (1%)*	Retail, Restaurant, and Commercial Facilities Maintenance	Subordinated Note (9% Cash, 4% PIK, Due 07/18)	5,101,061	5,019,203	5,019,203
		Convertible Preferred Units (2,500 units)		250,000	250,000
			5,101,061	5,269,203	5,269,203

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,480,349	5,398,773	5,398,773
			5,480,349	5,398,773	5,398,773

Frozen Specialties, Inc. (1%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 05/16)	6,245,877	6,190,449	6,190,449
			6,245,877	6,190,449	6,190,449

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	295,000
				500,000	295,000

Glencoe Business Services Holdings (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	20,001,388	19,601,388	19,601,388
			20,001,388	19,601,388	19,601,388

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,667,971	6,612,541	5,894,000
			6,667,971	6,612,541	5,894,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	3,600,000	3,530,928	3,530,928
		Subordinated Note (14% Cash, Due 07/15)	800,000	697,713	697,713
		Unit Purchase Warrant (5,265 units)		149,800	229,000
			4,400,000	4,378,441	4,457,641

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (2%)*	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	11,208,476	10,628,482	6,219,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,364,331	1,303,361	—
		Senior Subordinated Note-HP (14% Cash, 2% PIK, Due 03/16)	612,245	602,472	602,472
		Royalty Rights		—	—
			13,185,052	12,534,315	6,821,472

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,989,934	10,213,309	10,213,309
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,164,000
			10,989,934	11,193,309	11,377,309

Inland Pipe Rehabilitation Holding Company LLC (6%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,797,791	20,559,945	20,559,945
		Membership Interest Purchase Warrant (3.0%)		853,500	2,726,000
			20,797,791	21,413,445	23,285,945

IOS Acquisitions, Inc. (4%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	17,004,723	16,664,723	16,664,723
		Common Units (7,314 Class A Units)		1,699,847	1,699,847
			17,004,723	18,364,570	18,364,570

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,002	5,159,230	5,159,230
		Common Stock Warrants (112 shares)		58,995	1,486,000
			5,250,002	5,218,225	6,645,230

Magpul Industries Corp. (4%)*	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,080,247	13,080,247
		Preferred Units (1,470 units)		1,470,000	1,694,000
		Common Units (30,000 units)		30,000	3,100,000
			13,300,000	14,580,247	17,874,247

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.50% Cash, 2% PIK, Due 05/17)	12,000,000	11,740,879	11,740,879
			12,000,000	11,740,879	11,740,879

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	$8,056,663	$7,984,771	$7,984,771
		Membership Units (1,216,204 units)		1,176,957	1,307,000
			8,056,663	9,161,728	9,291,771

Media Temple, Inc. (4%)*	Web Hosting Services	Subordinated Note (12% Cash, 3% PIK, Due 04/15)	8,800,000	8,696,378	8,696,378
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,896,501	6,377,000
		Common Stock Purchase Warrant (28,000 shares)		536,000	2,790,000
			12,000,000	12,128,879	17,863,378

Micross Solutions LLC (3%)*	Provider Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,615,311	10,456,311	10,456,311
		Class A-2 Common Units (1,500,000 units)		1,500,000	1,500,000
			10,615,311	11,956,311	11,956,311

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 05/16)	5,537,286	5,453,091	3,619,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,537,286	5,956,998	3,619,000

My Alarm Center, LLC (2%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 09/17)	8,084,991	8,010,654	8,010,654
		Preferred Units (2,000,000 units)		2,000,000	2,000,000
			8,084,991	10,010,654	10,010,654

National Investment Managers Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 5% PIK, Due 09/16)	12,309,375	12,100,174	12,100,174
		Preferred A Units (90,000 units)		900,000	658,000
		Common Units (10,000 units)		100,000	—
			12,309,375	13,100,174	12,758,174

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,029,262	12,839,320	12,839,320
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,500,000
			13,029,262	14,339,320	14,339,320

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	7,660,631	7,069,381	7,069,381
		Common Unit Purchase Warrants		590,200	1,820,000
			7,660,631	7,659,581	8,889,381

ROM Acquisition Corporation (3%)*	Military and Industrial Vehicles Equipment Manufacturing	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,157,755	13,037,948	13,037,948
			13,157,755	13,037,948	13,037,948

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,564,503	8,564,503
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,027,230	3,964,422	3,964,422
			12,777,230	12,528,925	12,528,925

Snacks Holding Corporation (3%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,152,710	6,835,477	6,835,477
		Preferred A Units (22,368 units)		2,124,957	3,016,000
		Preferred B Units (10,380 units)		986,059	1,430,000
		Common Units (190,935 units)		150,000	415,000
		Common Stock Warrants (14,558 shares)		14,558	40,000
			7,152,710	10,111,051	11,736,477

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 12/14)	6,023,719	5,856,719	5,643,000
		Common Stock Purchase Warrants		123,800	—
			6,023,719	5,980,519	5,643,000

Stella Environmental Services, LLC (1%)*	Waste Transfer Stations	Subordinated Notes (12% Cash, 3% PIK, Due 02/17)	5,916,326	5,788,004	5,788,004
		Common Stock Purchase Warrants		20,000	259,000
			5,916,326	5,808,004	6,047,004

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

The Krystal Company (4%)*	Quick Service Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	$12,514,671	$12,296,595	$12,296,595
		Class A Units of Limited Partnership (2,000 units)		2,000,000	3,051,000
			12,514,671	14,296,595	15,347,595

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	4,750,000	4,539,123	4,539,123
		Unit Purchase Warrant (316,858 units)		195,000	384,000
			4,750,000	4,734,123	4,923,123

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 04/16)	7,146,576	7,028,045	7,028,045
		Royalty Rights		—	—
			7,146,576	7,028,045	7,028,045

Top Knobs USA, Inc. (3%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		750,000	1,071,000
				750,000	1,071,000

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,402,071	7,275,570	7,275,570
		Series A Preferred Stock (10,000 units)		950,000	1,143,000
		Common Stock (50,000 units)		50,000	478,000
			7,402,071	8,275,570	8,896,570

TrustHouse Services Group, Inc. (7%)*	Food Management Services	Subordinated Note (12% Cash, 2.25% PIK, Due 06/19)	25,334,160	25,050,372	25,050,372
		Class A Units (1,557 units)		512,124	1,699,000
		Class B Units (82 units)		26,954	70,000
		Class E Units (838 units)		750,406	976,000
			25,334,160	26,339,856	27,795,372

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,670,249	5,670,249
		Common Units (2 units)		337,925	569,000
		Common Stock Warrants (8 shares)		321,000	2,188,000
			5,810,588	6,329,174	8,427,249

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,169,051	9,250,348	9,250,348
		Class A Common Stock (177,935 shares)		1,999,989	2,029,000
		Class A & Class B Unit Purchase Warrants		838,117	349,000
			10,169,051	12,088,454	11,628,348

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,820,271	3,766,095	3,766,095
		Membership Interest Purchase Warrant (4.0%)		132,800	—
			3,820,271	3,898,895	3,766,095

Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,035,228	7,035,228
		Class B Preferred Units (1,020,000 units)		1,020,000	1,133,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	2,218,000
			8,000,000	9,007,528	10,386,228

WSO Holdings, LP (6%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,267	19,928,633	19,928,633

		Common Points (3,000 points)		3,000,000	3,172,000
			20,198,267	22,928,633	23,100,633

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15)	6,024,000	5,904,000	1,512,000
		Royalty Rights		—	—
			6,024,000	5,904,000	1,512,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 6% PIK, Due 04/14)	15,247,823	15,132,751	15,132,751
			15,247,823	15,132,751	15,132,751

Subtotal Non–Control / Non–Affiliate Investments			532,951,385	565,737,092	579,078,939

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	$8,631,169	$8,473,203	$8,473,203
		Convertible Preferred Interest in LLC		1,500,000	1,500,000
			8,631,169	9,973,203	9,973,203

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 10/13)	6,436,764	5,679,311	5,679,311
		Membership Units (6,516 units)		620,653	—
			6,436,764	6,299,964	5,679,311

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		302,886	556,618
		Class B Units (496 units)		—	295,642
				302,886	852,260

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 4% PIK, Due 03/13)	6,305,825	6,299,297	6,299,297
		Senior Note (12% Cash, 2% PIK, Due 07/15)	630,247	630,247	576,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	647,000
		Membership Units (1,000,000 units)		8,203	398,000
		Options to Purchase Membership Units (342,407 units)		500,000	180,000
		Membership Unit Warrants (356,506 units)		—	—
			7,877,870	8,379,545	8,100,297

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,437,000
		Common Stock Warrant (4,000 shares)		—	37,000
				200,000	1,474,000

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,620,064	8,500,212	8,500,212
		Class A Units (80,000 units)		800,000	409,000
			8,620,064	9,300,212	8,909,212

CIS Secure Computing Inc. (3%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,144,765	9,966,594	9,966,594
		Common Stock (84 shares)		502,320	1,081,000
			10,144,765	10,468,914	11,047,594

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,122,000
				1,000,000	3,122,000

Equisales, LLC (0%)*	Energy Products and Services	Subordinated Note (6.5% Cash, 10.5% PIK, Due 06/12)	3,574,630	3,157,043	250,000
		Class A Units (500,000 units)		480,900	—
			3,574,630	3,637,943	250,000

Fischbein Partners, LLC (2%)*	Packaging and Materials Handling Equipment Manufacturer	Class A Units (1,750,000 units)		417,088	6,616,000
				417,088	6,616,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,327,970	4,268,044	4,268,044
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,035,758	1,020,646	1,020,646
		Preferred Units (233 units)		211,867	153,000
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—
			5,363,728	5,538,690	5,441,690

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,113,184	10,908,758	10,908,758
		Member Units (1,000,000 units)		1,000,000	1,000,000
		Royalty Rights		—	—
			11,113,184	11,908,758	11,908,758

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	417,000
		Common Unit Warrants (2,220 units)		—	36,000
				200,000	453,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Plantation Products, LLC (6%)*	Seed Manufacturing	Subordinated Notes (10.5% Cash, 7% PIK, Due 11/17)	$19,308,135	$19,108,298	$19,108,298
		Preferred Units (4,312 units)		4,312,000	4,660,000
		Common Units (352,000 units)		88,000	382,000
			19,308,135	23,508,298	24,150,298

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	233,000
				563,602	233,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,902,282	5,853,425	5,853,425
		Common Units (50 units)		500,000	680,000
			5,902,282	6,353,425	6,533,425

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,731,024	5,469,170	1,288,000
		Class A Units (1,000,000 units)		1,000,000	—
			5,731,024	6,469,170	1,288,000

Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (985,372 units)		3,304,218	2,974,000
		Class C Preferred Units (1,444,475 units)		246,598	663,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,731,599	3,637,000

Wythe Will Tzetzo, LLC (3%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,964,397	9,964,397
		Series A Preferred Units (74,764 units)		1,500,000	3,007,000
		Common Unit Purchase Warrants (25,065 units)		301,510	768,000
			10,357,475	11,765,907	13,739,397

Subtotal Affiliate Investments			103,061,090	123,019,204	123,408,445

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note—FCL (5.0% Cash, Due 09/16)	1,386,706	1,386,706	1,386,706
		Senior Note—FCL (8.0% Cash, 2% PIK, Due 09/16)	1,171,394	1,170,881	1,006,000
		Senior Note—SPV (2.5% Cash, 6% PIK, Due 09/16)	1,007,272	1,007,272	—
		Members Interests—SPV (299,875 units)		—	—
			3,565,372	3,564,859	2,392,706

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 03/13)	3,565,051	2,992,528	140,000
		Common Stock (2,978 shares)		294,624	—
			3,565,051	3,287,152	140,000

Fischbein, LLC (0%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		29,575	141,512
		Class A Common Units (3,839,068 units)		226,182	927,121
				255,757	1,068,633

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (10% Cash, Due 03/15)	264,694	250,000	250,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,483,770	3,000,000	464,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			3,748,464	4,366,440	714,000

Subtotal Control Investments			10,878,887	11,474,208	4,315,339

Total Investments, December 31, 2012 (169%)*			$646,891,362	$700,230,504	$706,802,723
*    Value as a percent of net assets

(1)	All debt investments are income producing. Common stock, preferred stock and all warrants are non–income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment–in–kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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
The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2012. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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
The cost basis of our debt investments include any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2013:
Subordinated debt and 2nd lien notes	$604,000,832	85%	$581,372,402	81%
Senior debt and 1st lien notes	29,672,384	4	29,513,125	4
Equity shares	61,848,229	9	80,808,396	11
Equity warrants	12,107,097	2	23,723,994	4
Royalty rights	—	—	108,000	—
	$707,628,542	100%	$715,525,917	100%
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%

During the three months ended March 31, 2013, the Company made six investments in existing portfolio companies totaling approximately $10.3 million. During the three months ended March 31, 2012, the Company made four new investments totaling approximately $41.0 million and three investments in existing portfolio companies totaling approximately $1.0 million.
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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

The ranges and weighted-average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities as of March 31, 2013 are summarized as follows:

	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$575,401,857	Income Approach	Required Rate of Return	10.0% – 25.0%	15.4%
			Leverage Ratio	0.7x – 14.7x	3.6x
			Adjusted EBITDA	$0.4 million – $48.6 million	$16.3 million
Subordinated debt and 2nd lien notes	5,970,545	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.3x – 10.0x	6.1x
			Adjusted EBITDA	$0.7 million – $5.0 million	$1.4 million
Senior debt and 1st lien notes	29,513,125	Income Approach	Required Rate of Return	4.8% – 19.0%	14.8%
			Leverage Ratio	1.3x – 14.7x	5.4x
			Adjusted EBITDA	$0.4 million – $5.0 million	$2.9 million
Equity shares and warrants	104,532,390	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.0x – 11.0x	6.9x
			Adjusted EBITDA	$0.7 million – $48.6 million	$18.7 million
			Revenue Multiple	1.5x – 4.8x	2.9x
			Revenues	$8.0 million – $52.8 million	$40.8 million

The following table presents the Company’s investment portfolio at fair value as of March 31, 2013 and December 31, 2012, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$581,372,402	$581,372,402
Senior debt and 1st lien notes	—	—	29,513,125	29,513,125
Equity shares	—	—	80,808,396	80,808,396
Equity warrants	—	—	23,723,994	23,723,994
Royalty rights	—	—	108,000	108,000
	$—	$—	$715,525,917	$715,525,917

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$559,355,550	$559,355,550
Senior debt and 1st lien notes	—	—	46,576,994	46,576,994
Equity shares	—	—	78,979,179	78,979,179
Equity warrants	—	—	21,759,000	21,759,000
Royalty rights	—	—	132,000	132,000
	$—	$—	$706,802,723	$706,802,723

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	5,513,545	1,500,000	1,100,000	2,146,000	—	10,259,545
Reclassifications	18,570,523	(18,570,523)	—	—	—	—
Proceeds from sales of investments	—	—	(1,437,000)	(37,000)	—	(1,474,000)
Loan origination fees received	(255,159)	—	—	—	—	(255,159)
Principal repayments received	(7,577,746)	(223,200)				(7,800,946)
PIK interest earned	4,017,911	196,883	—	—	—	4,214,794
PIK interest payments received	(529,733)	—	—	—	—	(529,733)
Accretion of loan discounts	396,661	—	—	—	—	396,661
Accretion of deferred loan origination revenue	706,745	27,349	—	—	—	734,094
Realized gain	578,782	—	1,237,000	37,000	—	1,852,782
Unrealized gain (loss)	595,323	5,622	929,217	(181,006)	(24,000)	1,325,156
Fair value, end of period	$581,372,402	$29,513,125	$80,808,396	$23,723,994	$108,000	$715,525,917

Three Months Ended March 31, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	27,726,000	9,161,883	4,206,989	858,117	—	41,952,989
Loan origination fees received	(466,420)	(200,000)	—	—	—	(666,420)
Principal repayments received	(7,048,039)	(1,205,805)	—	—	—	(8,253,844)
PIK interest earned	2,837,384	424,087	—	—	—	3,261,471
PIK interest payments received	(260,426)	(296,683)	—	—	—	(557,109)
Accretion of loan discounts	316,068	58,273	—	—	—	374,341
Accretion of deferred loan origination revenue	416,175	60,337	—	—	—	476,512
Unrealized gain (loss)	(2,209,952)	464,934	1,325,000	1,276,700	(88,000)	768,682
Fair value, end of period	$408,479,846	$68,441,221	$49,504,013	$17,178,117	$832,000	$544,435,197

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Statements of Operations. Pre-tax net unrealized gains on investments of $2.6 million during the three months ended March 31, 2013 are related to portfolio company investments that were still held by the Company as of March 31, 2013. Pre-tax net unrealized gains on investments of $0.8 million during the three months ended March 31, 2012 are related to portfolio company investments that were still held by the Company as of March 31, 2012.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company, has greater than 50.0% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns between 5.0% and 25.0% of the voting securities of such company.
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
PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its qualification as a regulated investment company ("RIC") for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Concentration of Credit Risk
The Company’s investments are generally in lower middle-market companies in a variety of industries. At both March 31, 2013 and December 31, 2012, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of both March 31, 2013 and December 31, 2012, the Company’s largest single portfolio company investment represented approximately 3.9% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
The Company’s investments carry a number of risks including, but not limited to: (i) investing in lower middle market companies which may have limited financial resources and may have limited operating histories, (ii) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors and (iii) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.

3. INCOME TAXES
The Company elected for federal income tax purposes to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the "Code") commencing with its taxable year ended December 31, 2007. In order to maintain its qualification as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company has historically met its minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
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

For federal income tax purposes, the cost of investments owned at March 31, 2013 and December 31, 2012 was approximately $712.1 million and $704.0 million, respectively.

4. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2013 and December 31, 2012:

Issuance/Pooling Date	Maturity Date	Interest Rate as of March 31, 2013	March 31, 2013	December 31, 2012
SBA-Guaranteed Debentures:
September 24, 2008	September 1, 2018	N/A	$—	$20,500,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
SBA-Guaranteed LMI Debentures:
September 14, 2010	March 1, 2016	2.508%	7,258,838	7,214,579
Credit Facility:
September 18, 2012	September 17, 2016	N/A	—	—
Notes
March 2, 2012	March 15, 2019	7.000%	69,000,000	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
			$342,648,838	$363,104,579
SBA and SBA LMI Debentures
Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The Company’s SBA-guaranteed Low or Moderate Income (“LMI”) debentures are five-year deferred interest debentures that are issued at a discount to par. The accretion of discount on SBA-guaranteed LMI debentures is classified as interest expense in the Company’s consolidated financial statements.
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of March 31, 2013, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. As of March 31, 2013, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of March 31, 2013, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2013 and December 31, 2012 was 4.07% and 4.05%, respectively. As of March 31, 2013, all SBA debentures were pooled. The weighted average interest rate as of December 31, 2012 included $183.6 million of pooled SBA-guaranteed debentures with a weighted average fixed rate of 4.48% and $30.0 million of unpooled SBA guaranteed debentures with a weighted average interim interest rate of 1.42%.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the three months ended March 31, 2013 and 2012, the Company prepaid approximately $20.5 million and $10.4 million, respectively, of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.4 million and $0.2 million, respectively.

The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2013 and December 31, 2012, the carrying amounts of the SBA-guaranteed debentures were approximately $193.1 million and $213.6 million, respectively. As of March 31, 2013 and December 31,2012, the fair values of the SBA-guaranteed debentures were $205.6 million and $228.4 million, respectively.
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
Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%. The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The Company pays a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on the Company's Consolidated Statement of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments. As of March 31, 2013 and December 31, 2012, the Company had no borrowings outstanding under the Credit Facility.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a business development company. As of March 31, 2013 the Company was in compliance with all covenants of the Credit Facility.
Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of both March 31, 2013 and December 31, 2012, the carrying amount of the 2019 Notes was approximately $69.0 million. As of March 31, 2013 and December 31,2012, the fair values of the 2019 Notes were $72.1 million and $72.6 million, respectively.
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "2022 Notes") and in November 2012, issued $10.5 million of 2022 Notes pursuant to the exercise of an over-allotment option. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015.  The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  The net proceeds to the Company from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of both March 31, 2013 and December 31, 2012, the carrying amount of the 2022 Notes was approximately $80.5 million. As of March 31, 2013 and December 31,2012, the fair values of the 2022 Notes were $82.4 million and $78.1 million, respectively. The fair values of the 2019 Notes and the 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indentures relating to the 2019 Notes and the 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) to provide financial information to the holders of the notes and the trustee under the indentures if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934.

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
The following table presents information with respect to the Plan for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested shares, beginning of period	290,198	$18.52	359,555	$15.39
Shares granted during the period	250,000	$28.47	227,631	$18.96
Shares vested during the period	—	—	(107,067)	$13.61
Unvested shares, end of period	540,198	$23.13	480,119	$17.48

In both the three months ended March 31, 2013 and 2012, the Company recognized equity-based compensation expense of approximately $0.6 million. This expense is included in general and administrative expenses in the Company’s Consolidated Statements of Operations. As of March 31, 2013, there was approximately $11.8 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.
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

6. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Per share data:
Net asset value at beginning of period	$15.30	$14.68
Net investment income(1)	0.56	0.49
Net realized gain on investments(1)	0.07	—
Net unrealized appreciation (depreciation) on investments(1)	0.06	0.02
Total increase from investment operations(1)	0.69	0.51
Cash dividends/distributions declared	(0.54)	(0.47)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.01
Common stock offerings	—	0.55
Stock-based compensation	(0.12)	(0.13)
Loss on extinguishment of debt(1)	(0.02)	(0.01)
Other(2)	—	(0.02)
Net asset value at end of period	$15.32	$15.12
Market value at end of period(3)	$27.99	$19.75
Shares outstanding at end of period	27,563,375	27,263,151
Net assets at end of period	$422,313,302	$412,143,265
Average net assets	$423,635,444	$364,159,187
Ratio of total expenses to average net assets (annualized)	8.7%	7.6%
Ratio of net investment income to average net assets (annualized)	14.4%	13.4%
Portfolio turnover ratio	1.4%	1.8%
Total return(4)	11.9%	5.8%
Efficiency ratio(5)	16.8%	18.9%

(1)	Weighted average basic per share data.

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

7. SUBSEQUENT EVENTS

In May 2013, the Company invested $7.6 million in subordinated debt and equity of Dyno Parent LLC ("Dyno”), a supplier of sewing products and seasonal decorative products. Under the terms of the investment, Dyno will pay interest on the subordinated debt at a rate of 14% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of March 31, 2013 and December 31, 2012, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 14.8% and 14.6%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.4% as of both March 31, 2013 and December 31, 2012. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.8% and 12.9% as of March 31, 2013 and December 31, 2012, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $715.5 million as of March 31, 2013, as compared to $706.8 million as of December 31, 2012. As of March 31, 2013, we had investments in 81 portfolio companies with an aggregate cost of $707.6 million. As of December 31, 2012, we had investments in 82 portfolio companies with an aggregate cost of $700.2 million. As of both March 31, 2013 and December 31, 2012, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2013 and December 31, 2012, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2013:
Subordinated debt and 2nd lien notes	$604,000,832	85%	$581,372,402	81%
Senior debt and 1st lien notes	29,672,384	4	29,513,125	4
Equity shares	61,848,229	9	80,808,396	11
Equity warrants	12,107,097	2	23,723,994	4
Royalty rights	—	—	108,000	—
	$707,628,542	100%	$715,525,917	100%
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%

Investment Activity
During the three months ended March 31, 2013, the Company made debt investments in six existing portfolio companies totaling approximately $8.5 million and equity investments in two existing portfolio companies totaling approximately $1.8 million. We had one portfolio company loan repaid at par of approximately $5.8 million and received normal principal repayments and partial loan prepayments totaling approximately $2.0 million in the three months ended March 31, 2013. In addition, we received proceeds related to the sales of certain equity securities totaling $1.5 million and realized gains totaling approximately $1.3 million in the three months ended March 31, 2013.
During the three months ended March 31, 2012, we made four new investments totaling approximately $41.0 million, debt investments in two existing portfolio companies totaling approximately $0.8 million and one equity investment in an existing portfolio company of approximately $0.2 million. We had two portfolio company loans repaid at par totaling approximately $6.7 million and received normal principal repayments and partial loan prepayments totaling approximately $1.6 million in the three months ended March 31, 2012.

Total portfolio investment activity for the three months ended March 31, 2013 and 2012 was as follows:

Three Months Ended March 31, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	5,513,545	1,500,000	1,100,000	2,146,000	—	10,259,545
Reclassifications	18,570,523	(18,570,523)	—	—	—	—
Proceeds from sales of investments	—	—	(1,437,000)	(37,000)	—	(1,474,000)
Loan origination fees received	(255,159)	—	—	—	—	(255,159)
Principal repayments received	(7,577,746)	(223,200)				(7,800,946)
PIK interest earned	4,017,911	196,883	—	—	—	4,214,794
PIK interest payments received	(529,733)	—	—	—	—	(529,733)
Accretion of loan discounts	396,661	—	—	—	—	396,661
Accretion of deferred loan origination revenue	706,745	27,349	—	—	—	734,094
Realized gain	578,782	—	1,237,000	37,000	—	1,852,782
Unrealized gain (loss)	595,323	5,622	929,217	(181,006)	(24,000)	1,325,156
Fair value, end of period	$581,372,402	$29,513,125	$80,808,396	$23,723,994	$108,000	$715,525,917
Weighted average yield on debt investments at end of period(1)						14.8%
Weighted average yield on total investments at end of period(1)						13.4%
Weighted average yield on total investments at end of period						12.8%

(1)	Excludes non-accrual debt investments.

Three Months Ended March 31, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	27,726,000	9,161,883	4,206,989	858,117	—	41,952,989
Loan origination fees received	(466,420)	(200,000)	—	—	—	(666,420)
Principal repayments received	(7,048,039)	(1,205,805)	—	—	—	(8,253,844)
PIK interest earned	2,837,384	424,087	—	—	—	3,261,471
PIK interest payments received	(260,426)	(296,683)	—	—	—	(557,109)
Accretion of loan discounts	316,068	58,273	—	—	—	374,341
Accretion of deferred loan origination revenue	416,175	60,337	—	—	—	476,512
Unrealized gain (loss)	(2,209,952)	464,934	1,325,000	1,276,700	(88,000)	768,682
Fair value, end of period	$408,479,846	$68,441,221	$49,504,013	$17,178,117	$832,000	$544,435,197
Weighted average yield on debt investments at end of period(1)						15.1%
Weighted average yield on total investments at end of period(1)						14.0%
Weighted average yield on total investments at end of period						13.8%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2013, the fair value of our non-accrual assets was approximately $2.6 million, which comprised 0.4% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $21.1 million, which comprised 3.0% of the total cost of our portfolio. As of December 31, 2012, the fair value of our non-accrual assets was approximately $2.4 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $14.9 million, which comprised 2.1% of the total cost of our portfolio.
Our non-accrual assets as of March 31, 2013 were as follows:
Gerli and Company
In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. In addition, we invested $375,000 in a Gerli senior subordinated note. Under the terms of the notes, interest on the notes is payable only if Gerli meets certain covenants, which they were not compliant with as of March 31, 2013. In the three months ended March 31, 2013, we recognized unrealized depreciation on our debt investments in Gerli of approximately $0.1 million. As of March 31, 2013, the cost of our debt investments in Gerli was $3.4 million and the fair value was $0.7 million.
Fire Sprinkler Systems, Inc.
In October 2008, we placed our debt investment in Fire Sprinkler Systems, Inc., or Fire Sprinkler Systems, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fire Sprinkler Systems for financial reporting purposes. In the three months ended, March 31, 2013, we recorded unrealized appreciation of $0.1 million on our debt investment in Fire Sprinkler Systems. As of March 31, 2013, the cost of our debt investment in Fire Sprinkler Systems was $3.0 million and the fair value of such investment was $0.3 million.
Equisales, LLC
In May 2012, we placed our debt investment in Equisales, LLC, or Equisales, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Equisales for financial reporting purposes. In the three months ended March 31, 2013, we recorded unrealized depreciation of $0.1 million on our debt investment in Equisales. As of March 31, 2013, the cost of our debt investment in Equisales was $3.2 million and the fair value of such investment was $0.1 million.
Venture Technology Groups, Inc.
In November 2012, we placed our debt investment in Venture Technology Groups, Inc. or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in VTG for financial reporting purposes. During the three months ended March 31, 2013, we recorded unrealized depreciation of $0.8 million on our debt investment in VTG. As of March 31, 2013, the cost of our debt investment in VTG was $5.7 million and the fair value of such investment was $0.7 million.
Xchange Technology Groups, LLC
In March 2013, we placed our debt investment in Xchange Technology Groups, LLC or XTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in XTG for financial reporting purposes. During the three months ended March 31, 2013, we recorded unrealized depreciation of $0.8 million on our debt investment in XTG. As of March 31, 2013, the cost of our debt investment in XTG was $5.9 million and the fair value of such investment was $0.8 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of March 31, 2013, we had debt investments in two portfolio companies (our subordinated notes to Minco Technology Labs, LLC and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of March 31, 2013, the fair value of these debt investments was approximately $3.4 million, or 0.5% of the total fair value of our portfolio and the cost of these assets was approximately $6.5 million, or 0.9% of the total cost of our portfolio.

In addition, as of March 31, 2013, our subordinated notes to Home Physicians were on non-accrual only with respect to the PIK interest component of the loans. As of March 31, 2013, the fair value of our subordinated debt investments in Home Physicians was approximately $10.4 million, or 1.5% of the total fair value of our portfolio and the cost of our subordinated debt investments in Home Physicians was approximately $11.9 million, or 1.7% of the total cost of our portfolio. Since December 31, 2012, the operating and financial outlook for Home Physicians has improved, and as a result we recorded unrealized appreciation of $4.2 million on our subordinated debt investments in Home Physicians in the three months ended March 31, 2013. If the outlook for Home Physicians continues to improve in the near term, we anticipate we will resume the accrual of PIK interest.

Results of Operations
Comparison of three months ended March 31, 2013 and March 31, 2012
Investment Income
For the three months ended March 31, 2013, total investment income was $24.5 million, a 28% increase from $19.1 million of total investment income for the three months ended March 31, 2012. This increase was primarily attributable to a $5.4 million increase in total loan interest, fee and dividend income, as well as an increase in PIK interest income. The increase in total loan interest, fee and dividend income was due to (i) a net increase in our portfolio investments from March 31, 2012 to March 31, 2013 and (ii) an increase in non-recurring fee income of approximately $0.1 million. Non-recurring fee income was $0.5 million for the three months ended March 31, 2013 as compared to $0.4 million for the three months ended March 31, 2012.
Expenses
For the three months ended March 31, 2013, expenses increased by 33% to $9.2 million from $6.9 million for the three months ended March 31, 2012. The increase in expenses was attributable to a $1.8 million increase in interest and other financing fees and a $0.5 million increase in general and administrative expenses. The increase in interest and other financing fees is related to (i) an increase in interest expense on our 2019 Notes of approximately $0.8 million due to the 2019 Notes only being outstanding for a portion of the three months ended March 31, 2012, (ii) interest on our 2022 Notes, which were issued in October 2012, of approximately $1.3 million for the quarter ended March 31, 2013, and (iii) an increase of $0.2 million in amortization of deferred financing fees related to costs associated with the 2019 and 2022 Notes, partially offset by lower interest expense related to SBA-guaranteed debentures in the quarter ended March 31, 2013 versus the quarter ended March 31, 2012. The decrease in interest expense on SBA-guaranteed debentures relates to lower SBA loan balances and lower weighted average rates on outstanding SBA-guaranteed debentures for the quarter ended March 31, 2013 as compared to loan balances and weighted average rates on outstanding SBA-guaranteed debentures for the quarter ended March 31, 2012. The increase in general and administrative expenses in the quarter ended March 31, 2013 was primarily related to increased salary and incentive compensation costs, as well as increased non-cash compensation expenses.
Net Investment Income
As a result of the $5.4 million increase in total investment income and the $2.3 million increase in expenses, net investment income increased by 25% to $15.2 million for the three months ended March 31, 2013 as compared to $12.2 million for the three months ended March 31, 2012.
Net Increase in Net Assets Resulting from Operations
In the three months ended March 31, 2013 we realized a gain on the sale of one affiliate investment of approximately $1.3 million and a gain on the refinancing of one non-control/non-affiliate investment totaling approximately $0.6 million. In addition, during the three months ended March 31, 2013, we recorded unrealized appreciation on 32 investments totaling approximately $11.4 million, unrealized depreciation on 27 investments totaling approximately $8.4 million and unrealized depreciation reclassification adjustments related to the realized gains noted above totaling $1.3 million.

In the three months ended March 31, 2012, we recorded net unrealized appreciation of investments totaling approximately $0.6 million comprised of unrealized appreciation on 33 investments totaling approximately $5.7 million and unrealized depreciation on 12 investments totaling approximately $5.1 million.

In the three months ended March 31, 2013 and March 31, 2012, we recognized a non-cash loss on the extinguishment of debt of approximately $0.4 million and $0.2 million, respectively, related to prepayments of SBA-guaranteed debentures.

As a result of these events, our net increase in net assets from operations was $18.4 million for the three months ended March 31, 2013 as compared to a net increase in net assets from operations of $12.6 million for the three months ended March 31, 2012.

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
Cash Flows
For the three months ended March 31, 2013, we experienced a net decrease in cash and cash equivalents in the amount of $35.3 million. During that period, our operating activities used $0.7 million in cash, consisting primarily of portfolio investments of $10.3 million, partially offset by repayments received from portfolio companies of approximately $9.3 million. In addition, financing activities reduced cash by $34.6 million, consisting primarily of cash dividends paid in the amount of $14.1 million and voluntary repayments of SBA-guaranteed debentures of $20.5 million. At March 31, 2013, we had $37.0 million of cash and cash equivalents on hand.
For the three months ended March 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $75.6 million. During that period, our operating activities used $30.3 million in cash, consisting primarily of new portfolio investments of $42.0 million, partially offset by repayments received from portfolio companies totaling $8.3 million. In addition, financing activities provided $105.9 million of cash, consisting primarily of proceeds from public common stock offerings of $77.2 million and net proceeds from a public offering of Notes of $66.8 million, partially offset by cash dividends paid in the amount of $11.8 million, voluntary repayments of SBA-guaranteed debentures of $10.4 million and a repayment of borrowings under the Credit Facility of $15.0 million. At March 31, 2012, we had $142.5 million of cash and cash equivalents on hand.
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
As of March 31, 2013, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of March 31, 2013, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2013 was 4.07%. As of March 31, 2013, all SBA debentures were pooled. In the three months ended March 31, 2013, the Company prepaid approximately $20.5 million of SBA-guaranteed debentures and recognized a loss on extinguishment of debt of approximately $0.4 million.
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
Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%.  The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%.  We pay a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on our Consolidated Statement of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments. As of March 31, 2013 and December 31, 2012, we had no borrowings outstanding under the Credit Facility.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of March 31, 2013, we were in compliance with all covenants of the Credit Facility.
In March 2012, we issued $69.0 million of 2019 Notes. The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15,  September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million.
In October 2012, we issued $70.0 million of 2022 Notes and in November 2012, we issued $10.5 million of 2022 Notes pursuant to the exercise of an over-allotment option. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2015.  The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  The net proceeds from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million.
The indentures relating to the 2019 Notes and the 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934.
Distributions to Stockholders
We elected to be treated as a RIC under the Code, commencing with our taxable year ended December 31, 2007. In order to maintain our qualification as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.
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
Current Market Conditions
We were able to secure access to additional liquidity in 2012, including public offerings of common stock and debt securities, new leverage through SBA-guaranteed debentures and entering into an expanded credit facility. There can be no assurances, however, that the current market conditions will continue and that debt or equity capital will be available to us in the future on favorable terms, if it all. In 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions and the government take-over of the nation's two largest government-sponsored mortgage companies. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, recent U.S. budget deficit concerns and uncertainty regarding potential federal spending cuts and the federal debt ceiling, together with continued signs of deteriorating sovereign debt conditions in Europe, have increased the possibility that these unfavorable conditions in the debt and equity capital markets may reoccur in the future and could then continue for a prolonged period of time.
Recent Developments

In May 2013, we invested $7.6 million in subordinated debt and equity of Dyno Parent LLC ("Dyno”), a supplier of sewing products and seasonal decorative products. Under the terms of the investment, Dyno will pay interest on the subordinated debt at a rate of 14% per annum.

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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted, or Adjusted EBITDA, or revenues. Such inputs can be based on historical operating results, projections of future operating results, or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, we utilize the most recent portfolio company financial statements and forecasts available as of the valuation date. Management also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Additionally, we consider some or all of the following factors:

•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the size of the security held;

•	pending reorganization activity affecting the issuer, such as merger or debt restructuring;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	financial statements and reports from portfolio company senior management and ownership;

•	the type of security, the security’s cost at the date of purchase and any contractual restrictions on the disposition of the security;

•	information as to any transactions or offers with respect to the security and/or sales to third parties of similar securities;

•	the issuer’s ability to make payments and the type of collateral;

•	the current and forecasted earnings of the issuer;

•	statistical ratios compared to lending standards and to other similar securities;

•	pending public offering of common stock by the issuer of the security;

•	special reports prepared by analysts; and

•	other pertinent factors.
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
PIK interest, which is a non-cash source of income, is included in our taxable income and therefore affects the amount we are required to distribute to our stockholders to maintain our qualification as a RIC for federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.
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
During 2011, we experienced a $6.4 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments. In 2012, we experienced a $1.7 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $4.6 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses. In the first three months of 2013, we experienced a $3.0 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $1.3 million of unrealized depreciation reclassification adjustments related to certain realized gains.
As of March 31, 2013, the fair value of our non-accrual assets was approximately $2.6 million, which comprised approximately 0.4% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $21.1 million, or 3.0% of the total cost of our portfolio.
In addition to our non-accrual assets, as of March 31, 2013, we had debt investments in two portfolio companies (our subordinated notes to Minco Technology Labs, LLC and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of March 31, 2013, the fair value of these debt investments was approximately $3.4 million, or 0.5% of the total fair value of our portfolio and the cost of these assets was approximately $6.5 million, or 0.9% of the total cost of our portfolio.
In addition, as of March 31, 2013, our subordinated notes to Home Physicians were on non-accrual only with respect to the PIK interest component of the loans. As of March 31, 2013, the fair value of our subordinated debt investments in Home

Physicians was approximately $10.4 million, or 1.5% of the total fair value of our portfolio and the cost of our subordinated debt investments in Home Physicians was approximately $11.9 million, or 1.7% of the total cost of our portfolio. Since December 31, 2012, the operating and financial outlook for Home Physicians has improved, and as a result we recorded unrealized appreciation of $4.2 million on our subordinated debt investments in Home Physicians in the three months ended March 31, 2013. If the outlook for Home Physicians continues to improve in the near term, we anticipate we will resume the accrual of PIK interest.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2013, we were not a party to any hedging arrangements.
As of March 31, 2013, approximately 97.9%, or $620.4 million (at cost) of our debt portfolio investments bore interest at fixed rates and approximately 2.1%, or $13.2 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.3 million on an annual basis. All of our SBA-guaranteed debentures, our 2019 Notes and our 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.95% or (ii) the applicable LIBOR rate plus 2.95%.  The applicable base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.
In addition to the risk below and the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition or operating results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation pending reintroduction to the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. In addition, recent legislation introduced in the U.S. Congress would modify SBA regulations in a manner that may permit us to incur additional SBA leverage. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

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

4.6
Form of 7.00% 2019 Note (Contained in the First Supplemental Indenture filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated October 19, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.8
Form of 6.375% 2022 Note (Contained in the Second Supplemental Indenture filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

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

TRIANGLE CAPITAL CORPORATION

Date:	May 8, 2013	/s/ Garland S. Tucker, III
Garland S. Tucker, III
President, Chief Executive Officer and
Chairman of the Board of Directors

Date:	May 8, 2013	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date:	May 8, 2013	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

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

4.6
Form of 7.00% 2019 Note (Contained in the First Supplemental Indenture filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated October 19, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.8
Form of 6.375% 2022 Note (Contained in the Second Supplemental Indenture filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

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