Form 10-Q
period 2013-06-30
Triangle Capital CORP
filed 2013-08-07
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on August 5, 2013 was 27,600,250.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $519,536,914 and $565,737,092 at June 30, 2013 and December 31, 2012, respectively)	$537,770,803	$579,078,939
Affiliate investments (cost of $111,083,771 and $123,019,204 at June 30, 2013 and December 31, 2012, respectively)	109,258,133	123,408,445
Control investments (cost of $7,990,474 and $11,474,208 at June 30, 2013 and December 31, 2012, respectively)	3,068,541	4,315,339
Total investments at fair value	650,097,477	706,802,723
Cash and cash equivalents	117,131,063	72,300,423
Interest and fees receivable	4,179,016	2,650,178
Prepaid expenses and other current assets	509,768	403,123
Deferred financing fees	11,828,830	12,323,430
Property and equipment, net	53,595	55,535
Total assets	$783,799,749	$794,535,412
Liabilities:
Accounts payable and accrued liabilities	$4,451,101	$6,405,570
Interest payable	2,955,187	3,136,574
Taxes payable	234,796	3,210,989
Deferred income taxes	2,373,214	1,342,456
Notes	149,500,000	149,500,000
SBA-guaranteed debentures payable	193,193,422	213,604,579
Total liabilities	352,707,720	377,200,168
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,600,250 and 27,284,798 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	27,600	27,285
Additional paid in capital	406,567,839	403,322,097
Investment income in excess of distributions	8,098,018	6,783,161
Accumulated realized gains on investments	7,285,470	1,972,940
Net unrealized appreciation of investments	9,113,102	5,229,761
Total net assets	431,092,029	417,335,244
Total liabilities and net assets	$783,799,749	$794,535,412
Net asset value per share	$15.62	$15.30

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$19,696,422	$15,060,897	$36,883,923	$28,024,499
Affiliate investments	3,246,452	2,952,805	6,209,481	5,669,954
Control investments	46,194	52,218	95,565	111,991
Total loan interest, fee and dividend income	22,989,068	18,065,920	43,188,969	33,806,444
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,234,925	2,850,412	6,485,473	5,437,679
Affiliate investments	981,731	870,085	1,940,110	1,524,318
Control investments	5,961	20,000	11,828	39,971
Total payment-in-kind interest income	4,222,617	3,740,497	8,437,411	7,001,968
Interest income from cash and cash equivalent investments	44,463	156,049	95,703	265,907
Total investment income	27,256,148	21,962,466	51,722,083	41,074,319
Expenses:
Interest and other debt financing fees	4,989,523	4,144,623	10,101,035	7,455,360
General and administrative expenses	5,994,702	3,767,420	10,115,660	7,374,687
Total expenses	10,984,225	7,912,043	20,216,695	14,830,047
Net investment income	16,271,923	14,050,423	31,505,388	26,244,272
Net realized gains:
Net realized gain on investments – Non-Control / Non-Affiliate	2,428,668	2,784,108	3,007,450	2,784,108
Net realized gain on investments – Affiliate	3,321,999	—	4,595,999	—
Net realized gain (loss) on investments – Control	(2,290,919)	838,039	(2,290,919)	838,039
Net unrealized appreciation (depreciation) of investments	2,116,796	(2,046,369)	3,883,341	(1,424,898)
Total net gain on investments	5,576,544	1,575,778	9,195,871	2,197,249
Loss on extinguishment of debt	—	—	(412,673)	(205,043)
Income tax benefit (provision)	—	—	(20,303)	7,231
Net increase in net assets resulting from operations	$21,848,467	$15,626,201	$40,268,283	$28,243,709
Net investment income per share—basic and diluted	$0.59	$0.52	$1.15	$1.00
Net increase in net assets resulting from operations per share—basic and diluted	$0.79	$0.57	$1.46	$1.08
Dividends declared per common share	$0.54	$0.50	$1.08	$0.97
Weighted average number of shares outstanding—basic and diluted	27,569,524	27,262,646	27,501,407	26,168,973

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation of Investments	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2011	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955
Net investment income	—	—	—	26,244,272	—	—	26,244,272
Stock-based compensation	—	—	1,372,096	—	—	—	1,372,096
Net realized gain on investments	—	—	—	—	3,622,147	(3,062,895)	559,252
Net unrealized appreciation of investments	—	—	—	—	—	1,637,997	1,637,997
Loss on extinguishment of debt	—	—	—	(205,043)	—	—	(205,043)
Income tax benefit	—	—	—	7,231	—	—	7,231
Dividends/distributions declared	81,861	81	1,664,085	(26,418,899)	—	—	(24,754,733)
Public offering of common stock	4,255,000	4,255	77,118,719	—	—	—	77,122,974
Issuance of restricted stock	235,086	236	(236)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(57,539)	(58)	(1,111,386)	—	—	—	(1,111,444)
Balance, June 30, 2012	27,289,134	$27,289	$397,340,547	$6,475,047	$4,633,796	$6,682,878	$415,159,557

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation of Investments	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2012	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
Net investment income	—	—	—	31,505,388	—	—	31,505,388
Stock-based compensation	—	—	1,675,896	—	—	—	1,675,896
Net realized gain on investments	—	—	—	—	5,312,530	(3,863,315)	1,449,215
Net unrealized appreciation of investments	—	—	—	—	—	7,746,656	7,746,656
Loss on extinguishment of debt	—	—	—	(412,673)	—	—	(412,673)
Income tax provision	—	—	—	(20,303)	—	—	(20,303)
Dividends/distributions declared	57,042	57	1,570,104	(29,757,555)	—	—	(28,187,394)
Issuance of restricted stock	258,410	258	(258)	—	—	—	—
Balance, June 30, 2013	27,600,250	$27,600	$406,567,839	$8,098,018	$7,285,470	$9,113,102	$431,092,029

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$40,268,283	$28,243,709
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(37,112,821)	(156,571,355)
Repayments received/sales of portfolio investments	111,695,347	71,439,853
Loan origination and other fees received	621,440	2,309,229
Net realized gain on investments	(5,312,530)	(3,622,147)
Net unrealized (appreciation) depreciation of investments	(4,914,099)	1,251,562
Deferred income taxes	1,030,758	173,337
Payment-in-kind interest accrued, net of payments received	(5,263,335)	(3,765,725)
Amortization of deferred financing fees	766,221	504,619
Loss on extinguishment of debt	412,673	205,043
Accretion of loan origination and other fees	(2,243,128)	(1,554,726)
Accretion of loan discounts	(765,628)	(811,990)
Accretion of discount on SBA-guaranteed debentures payable	88,843	87,256
Depreciation expense	19,085	15,811
Stock-based compensation	1,675,896	1,372,096
Changes in operating assets and liabilities:
Interest and fees receivable	(1,528,838)	(2,564,588)
Prepaid expenses	(106,645)	221,547
Accounts payable and accrued liabilities	(1,954,469)	(1,397,172)
Interest payable	(181,387)	29,435
Taxes payable	(2,976,193)	(1,198,973)
Net cash provided by (used in) operating activities	94,219,473	(65,633,179)
Cash flows from investing activities:
Purchases of property and equipment	(17,145)	(13,354)
Net cash used in investing activities	(17,145)	(13,354)
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	(20,500,000)	(10,410,000)
Repayments of credit facility	—	(15,000,000)
Proceeds from notes	—	69,000,000
Financing fees paid	(684,294)	(2,340,983)
Proceeds from public stock offerings, net of expenses	—	77,122,974
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(1,111,444)
Cash dividends paid	(28,187,394)	(24,754,733)
Net cash provided by (used in) financing activities	(49,371,688)	92,505,814
Net increase in cash and cash equivalents	44,830,640	26,859,281
Cash and cash equivalents, beginning of period	72,300,423	66,868,340
Cash and cash equivalents, end of period	$117,131,063	$93,727,621
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,084,547	$6,671,706
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$1,570,161	$1,664,166

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,601,270	$12,364,434	$12,364,434
		Common Units (1,250 units)		1,250,000	1,264,000
			12,601,270	13,614,434	13,628,434

Ambient Air Corporation (0%)*	Specialty Trade Contractors	Subordinated Note (0% Cash, 8% PIK, Due 06/20)	454,628	66,993	372,000
			454,628	66,993	372,000

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	935,000
				516,867	935,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,134,189	12,891,473	12,891,473
		Common Units (134 units)		1,300,000	1,150,000
			13,134,189	14,191,473	14,041,473

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		237,301	580,603
				237,301	580,603

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,468,396	9,083,092	9,083,092
		Common Stock Warrants (20 shares)		492,000	345,000
			9,468,396	9,575,092	9,428,092

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class A Units (11,974 units)		1,077,615	1,449,000
		Class B Units (11,974 units)		119,735	1,823,000
				1,197,350	3,272,000

Charter Facilities Services, Inc. (2%)*	Retail, Restaurant, and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,210,044	8,083,515	8,083,515
		Convertible Preferred Units (2,500 units)		250,000	424,000
			8,210,044	8,333,515	8,507,515

Chromaflo Technologies, LLC (4%)*	Colorant Manufacturer and Distributor	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	16,632,900	16,364,505	16,364,505
		Preferred A Units (22,561 units)		2,256,098	2,847,000
			16,632,900	18,620,603	19,211,505

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, 3% PIK, Due 05/18)	15,270,247	14,998,819	14,998,819
		Preferred Units (900 units)		900,000	942,000
		Common Units (1,000,000 units)		100,000	115,000
			15,270,247	15,998,819	16,055,819

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (14.0% Cash, Due 11/14)	9,825,000	9,666,763	8,849,000
		Warrant (263 shares)		276,100	—
			9,825,000	9,942,863	8,849,000

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,887,166	11,704,712	11,704,712
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,109,315	12,055,213	12,055,213
		Series C Preferred Units (30 units)		288,342	427,000
		Common Unit Warrant (664 units)		1,759,556	2,626,000
		Series D Preferred Units (16 units)		107,074	168,000
			24,996,481	25,914,897	26,980,925

DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	8,670,799	8,524,089	8,524,089
		Common Units (47 units)		1,000,000	1,114,000
			8,670,799	9,524,089	9,638,089

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,146,584	6,040,388	4,862,000
			6,146,584	6,040,388	4,862,000

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,022,574	6,882,574	6,882,574
		Preferred Series A Units (600,000 units)		600,000	600,000
			7,022,574	7,482,574	7,482,574

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	$6,940,632	$6,792,567	$6,792,567
		Common Stock (18,029 shares)		183,562	111,000
		Preferred Stock A (1,596 shares)		1,596,126	1,724,000
			6,940,632	8,572,255	8,627,567

Electronic Systems Protection, Inc. (1%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,289,253	4,265,863	4,265,863
		Common Stock (570 shares)		285,000	307,000
			4,289,253	4,550,863	4,572,863

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,584,163	5,510,802	5,510,802
			5,584,163	5,510,802	5,510,802

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 05/16)	10,674,242	10,636,122	10,636,122
			10,674,242	10,636,122	10,636,122

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	113,000
				500,000	113,000

Glencoe Business Services Holdings (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	20,254,112	19,880,702	19,880,702
			20,254,112	19,880,702	19,880,702

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,871,666	6,827,412	6,002,000
			6,871,666	6,827,412	6,002,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	3,346,363	3,288,667	3,288,667
		Subordinated Note (14% Cash, Due 07/15)	743,637	659,094	659,094
		Unit Purchase Warrant (5,265 units)		149,800	291,000
			4,090,000	4,097,561	4,238,761

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (3%)*	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	11,493,212	10,793,434	10,625,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,406,009	1,303,361	292,000
		Senior Subordinated Note-HP (14% Cash, 2% PIK, Due 03/16)	1,374,824	1,353,013	1,353,013
		Preferred Units (0%)		1,100,000	1,980,000
		Preferred Unit Purchase Warrants (25%)		—	—
		Royalty Rights		—	—
			14,274,045	14,549,808	14,250,013

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,078,757	9,481,668	9,481,668
		Common Stock Purchase Warrant (417,593 shares)		2,411,000	2,370,000
			11,078,757	11,892,668	11,851,668

Inland Pipe Rehabilitation Holding Company LLC (5%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)	21,007,449	20,793,115	20,793,115
		Membership Interest Purchase Warrant (3.0%)		853,500	2,174,000
			21,007,449	21,646,615	22,967,115

IOS Acquisitions, Inc. (4%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	17,176,425	16,859,027	16,859,027
		Common Units (7,314 Class A Units)		1,699,847	1,357,000
			17,176,425	18,558,874	18,216,027

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Stock Warrants (112 shares)		58,995	1,638,000
				58,995	1,638,000

Magpul Industries Corp. (5%)*	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,100,747	13,100,747
		Preferred Units (1,470 units)		1,470,000	1,874,000
		Common Units (30,000 units)		30,000	5,532,000
			13,300,000	14,600,747	20,506,747

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.50% Cash, 2% PIK, Due 05/17)	12,000,000	11,763,585	11,763,585
			12,000,000	11,763,585	11,763,585

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,137,431	8,071,349	8,071,349
		Membership Units (1,216,204 units)		1,176,957	1,501,000
			8,137,431	9,248,306	9,572,349

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Media Temple, Inc. (3%)*	Web Hosting Services	Convertible Note (8% Cash, 6% PIK, Due 04/15)	$4,000,001	$4,594,351	$8,117,000
		Common Stock Purchase Warrant (28,000 shares)		1,251,000	3,551,000
			4,000,001	5,845,351	11,668,000

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,722,502	10,574,072	10,574,072
		Class A-2 Common Units (1,500,000 units)		1,500,000	1,024,000
			10,722,502	12,074,072	11,598,072

Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16)	5,635,155	5,462,938	2,164,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,635,155	5,966,845	2,164,000

My Alarm Center, LLC (3%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 09/17)	10,198,879	10,111,405	10,111,405
		Preferred Units (2,000,000 units)		2,000,000	2,023,000
			10,198,879	12,111,405	12,134,405

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,094,852	12,915,486	12,915,486
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,446,000
			13,094,852	14,415,486	14,361,486

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	7,236,063	6,713,962	6,713,962
		Common Unit Purchase Warrants		590,200	1,562,000
			7,236,063	7,304,162	8,275,962

ROM Acquisition Corporation (3%)*	Military and Industrial Vehicle Equipment Manufacturing	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,357,469	13,248,838	13,248,838
			13,357,469	13,248,838	13,248,838

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,582,808	8,582,808
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,169,023	4,112,778	4,112,778
			12,919,023	12,695,586	12,695,586

Snacks Holding Corporation (2%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 5/20)	5,005,278	4,967,778	4,967,778
		Preferred A Units (22,368 units)		1,053,897	2,254,000
		Preferred B Units (10,380 units)		25,337	123,000
		Common Units (190,935 units)		150,000	903,000
		Common Stock Warrants (14,558 shares)		14,558	98,000
			5,005,278	6,211,570	8,345,778

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	6,084,208	5,957,071	5,670,000
		Common Stock Purchase Warrants		123,800	—
			6,084,208	6,080,871	5,670,000

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants		20,000	394,000
				20,000	394,000

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

The Krystal Company (1%)*	Quick Service Restaurant	Class A Units of Limited Partnership (2,000 units)		2,000,000	3,455,000
				2,000,000	3,455,000

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	4,500,000	4,316,532	4,316,532
		Unit Purchase Warrant (316,858 units)		195,000	377,000
			4,500,000	4,511,532	4,693,532

Tomich Brothers, LLC (3%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 04/16)	12,128,369	11,912,539	11,912,539
			12,128,369	11,912,539	11,912,539

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		$750,000	$1,149,000
				750,000	1,149,000

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.0% PIK, Due 11/17)	$8,242,454	8,111,078	8,111,078
		Series A Preferred Stock (10,000 units)		785,775	883,000
		Common Stock (50,000 units)		50,000	658,000
			8,242,454	8,946,853	9,652,078

TrustHouse Services Group, Inc. (0%)*	Food Management Services	Class A Units (1,557 units)		69,302	242,996
		Class B Units (82 units)		3,647	8,794
		Class E Units (838 units)		101,532	139,628
				174,481	391,418

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,723,472	5,723,472
		Common Units (2 units)		337,925	810,000
		Common Stock Warrants (8 shares)		321,000	3,109,000
			5,810,588	6,382,397	9,642,472

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,020,470	9,187,466	9,187,466
		Class A Common Stock (177,935 shares)		1,999,989	648,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,324
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	165,000
			10,020,470	12,162,896	10,137,790

United Retirement Plan Consultants, Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 4% PIK, Due 09/16)	12,589,260	12,403,285	12,403,285
		Preferred A Units (90,000 units)		900,000	926,000
		Common Units (10,000 units)		100,000	—
			12,589,260	13,403,285	13,329,285

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,887,615	3,850,397	3,850,397
		Membership Interest Purchase Warrant (4.0%)		132,800	192,000
			3,887,615	3,983,197	4,042,397

Workforce Software, LLC (3%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,134,199	7,134,199
		Class B Preferred Units (1,020,000 units)		1,020,000	1,188,000
		Class C Preferred Units (624,253 units)		1,250,000	1,875,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	4,706,000
			8,000,000	10,356,499	14,903,199

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,300,379	20,052,537	20,052,537
		Common Points (3,000 points)		3,000,000	2,816,000
			20,300,379	23,052,537	22,868,537

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15)	6,266,299	5,904,000	750,000
		Royalty Rights		—	—
			6,266,299	5,904,000	750,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (8% Cash, 8% PIK, Due 04/14)	15,786,071	15,714,997	15,714,997
			15,786,071	15,714,997	15,714,997

Subtotal Non–Control / Non–Affiliate Investments			483,896,222	519,536,914	537,770,803

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	8,762,177	8,616,978	8,616,978
		Convertible Preferred Interest in LLC		1,500,000	1,843,000
			8,762,177	10,116,978	10,459,978

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 6/16)	6,633,396	5,879,747	5,879,747
		Membership Units (6,516 units)		620,653	—
			6,633,396	6,500,400	5,879,747

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		$302,886	$556,618
		Class B Units (496 units)		—	295,642
				302,886	852,260

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/14)	$6,466,015	6,466,013	6,466,013
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	636,612	636,612	590,000
		Subordinated Note (7% Cash, Due 03/14)	941,798	941,798	731,000
		Membership Units (1,000,000 units)		8,203	869,000
		Options to Purchase Membership Units (342,407 units)		500,000	205,000
		Membership Unit Warrants (356,506 units)		—	—
			8,044,425	8,552,626	8,861,013

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,794,882	8,688,111	8,688,111
		Class A Units (80,000 units)		800,000	481,000
			8,794,882	9,488,111	9,169,111

CIS Secure Computing Inc. (3%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,298,747	10,143,734	10,143,734
		Common Stock (84 shares)		502,320	1,009,000
			10,298,747	10,646,054	11,152,734

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,626,000
				1,000,000	2,626,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Note (12% Cash, 4.5% PIK, Due 10/16)	4,426,445	4,373,060	4,373,060
		Jr. Subordinated Note (8% Cash, 2% PIK, Due 04/17)	1,046,200	1,032,613	1,032,613
		Preferred Units (233 units)		211,867	289,000
		Common B Units (3,000 units)		23,140	66,000
		Common A Units (1,652 units)		14,993	36,000
			5,472,645	5,655,673	5,796,673

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,281,864	11,093,960	11,093,960
		Member Units (1,000,000 units)		1,000,000	1,367,000
		Royalty Rights		—	76,000
			11,281,864	12,093,960	12,536,960

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	—
		Common Unit Warrants (2,220 units)		—	—
				200,000	—

Plantation Products, LLC (6%)*	Seed Manufacturing	Subordinated Notes (10.5% Cash, 7% PIK, Due 11/17)	19,997,715	19,813,531	19,813,531
		Preferred Units (4,312 units)		4,312,000	4,841,000
		Common Units (352,000 units)		88,000	1,944,000
			19,997,715	24,213,531	26,598,531

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	401,000
				563,602	401,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	6,052,221	6,013,126	6,013,126
		Common Units (50 units)		500,000	560,000
			6,052,221	6,513,126	6,573,126

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	6,472,724	5,703,715	744,000
		Class A Units (1,000,000 units)		1,000,000	—
			6,472,724	6,703,715	744,000

Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (985,372 units)		3,304,218	1,551,000
		Class C Preferred Units (1,444,475 units)		246,598	713,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,731,599	2,264,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Wythe Will Tzetzo, LLC (1%)*	Confectionary Goods Distributor	Series A Preferred Units (74,764 units)		$1,500,000	$4,190,000
		Common Unit Purchase Warrants (25,065 units)		301,510	1,153,000
				1,801,510	5,343,000

Subtotal Affiliate Investments			91,810,796	111,083,771	109,258,133

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (4.8% Cash, Due 09/16)	$1,308,541	1,308,541	1,308,541
		Senior Note-FCL (8.1% Cash, 2% PIK, Due 09/16)	1,183,223	1,183,221	1,032,000
		Senior Note-SPV (2.1% Cash, 5.5% PIK, Due 09/16)	1,035,433	1,007,272	—
		Members Interests-SPV (299,875 units)		—	—
			3,527,197	3,499,034	2,340,541

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15)	411,558	375,000	375,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,634,243	3,000,000	353,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,045,801	4,491,440	728,000

Subtotal Control Investments			7,572,998	7,990,474	3,068,541

Total Investments, June 30, 2013 (151%)*			$583,280,016	$638,611,159	$650,097,477
*    Value as a percent of net assets

(1)	All debt investments are income producing. Equity and equity-linked investments are non-income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,506,771	$12,256,771	$12,256,771
		Common Units (1,250 units)		1,250,000	1,250,000
			12,506,771	13,506,771	13,506,771

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	4,047,120	4,038,351	4,038,351
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	242,000
			4,059,977	4,322,140	4,421,779

Aramsco, Inc. (0%)*	Environmental Emergency Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,231,819	1,156,696	1,156,696
			1,231,819	1,156,696	1,156,696

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	905,000
				516,867	905,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,002,889	12,742,889	12,742,889
		Common Units (134 units)		1,300,000	1,300,000
			13,002,889	14,042,889	14,042,889

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		474,600	1,031,000
				474,600	1,031,000

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,373,742	8,924,127	8,924,127
		Common Stock Warrants (20 shares)		492,000	339,000
			9,373,742	9,416,127	9,263,127

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class A Units (11,974 units)		1,077,615	1,367,000
		Class B Units (11,974 units)		119,735	963,000
				1,197,350	2,330,000

Chromaflo Technologies, LLC (5%)*	Colorant Manufacturer and Distributor	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	16,466,899	16,174,905	16,174,905
		Preferred A Units (22,561 units)		2,256,098	2,878,098
			16,466,899	18,431,003	19,053,003

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Subordinated Note (12% Cash, 3% PIK, Due 05/18)	15,042,500	14,751,744	14,751,744
		Preferred Units (900 units)		900,000	900,000
		Common Units (1,000,000 units)		100,000	100,000
			15,042,500	15,751,744	15,751,744

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Senior Note (14% Cash, Due 11/14)	9,950,000	9,739,469	9,739,469
		Warrant (263 shares)		276,100	—
			9,950,000	10,015,569	9,739,469

CRS Reprocessing, LLC (7%)*	Fluid Reprocessing Services	Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,768,332	11,531,905	11,531,905
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	12,978,264	11,746,721	11,746,721
		Series C Preferred Units (30 units)		288,342	454,000
		Common Unit Warrant (664 units)		1,759,556	3,653,000
		Series D Preferred Units (16 units)		107,074	184,000
			24,746,596	25,433,598	27,569,626

DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	8,584,263	8,425,564	8,425,564
		Common Units (47 units)		1,000,000	1,000,000
			8,584,263	9,425,564	9,425,564

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,054,683	5,939,149	5,939,149
			6,054,683	5,939,149	5,939,149

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 03/16)	10,934,260	10,764,337	10,764,337
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	783,243	768,243	768,243
		Royalty Rights		—	132,000
			11,717,503	11,532,580	11,664,580

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	$6,804,178	$6,645,927	$6,645,927
		Common Stock (18,029 shares)		183,562	183,562
		Preferred Stock A (1,596.13 shares)		1,596,126	1,596,126
			6,804,178	8,425,615	8,425,615

Electronic Systems Protection, Inc. (1%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,246,680	4,219,387	4,219,387
		Common Stock (570 shares)		285,000	301,000
			4,246,680	4,504,387	4,520,387

Empire Facilities Management Group, Inc. (1%)*	Retail, Restaurant, and Commercial Facilities Maintenance	Subordinated Note (9% Cash, 4% PIK, Due 07/18)	5,101,061	5,019,203	5,019,203
		Convertible Preferred Units (2,500 units)		250,000	250,000
			5,101,061	5,269,203	5,269,203

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,480,349	5,398,773	5,398,773
			5,480,349	5,398,773	5,398,773

Frozen Specialties, Inc. (1%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 05/16)	6,245,877	6,190,449	6,190,449
			6,245,877	6,190,449	6,190,449

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	295,000
				500,000	295,000

Glencoe Business Services Holdings (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	20,001,388	19,601,388	19,601,388
			20,001,388	19,601,388	19,601,388

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,667,971	6,612,541	5,894,000
			6,667,971	6,612,541	5,894,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	3,600,000	3,530,928	3,530,928
		Subordinated Note (14% Cash, Due 07/15)	800,000	697,713	697,713
		Unit Purchase Warrant (5,265 units)		149,800	229,000
			4,400,000	4,378,441	4,457,641

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (2%)*	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	11,208,476	10,628,482	6,219,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,364,331	1,303,361	—
		Senior Subordinated Note-HP (14% Cash, 2% PIK, Due 03/16)	612,245	602,472	602,472
		Royalty Rights		—	—
			13,185,052	12,534,315	6,821,472

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,989,934	10,213,309	10,213,309
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,164,000
			10,989,934	11,193,309	11,377,309

Inland Pipe Rehabilitation Holding Company LLC (6%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,797,791	20,559,945	20,559,945
		Membership Interest Purchase Warrant (3.0%)		853,500	2,726,000
			20,797,791	21,413,445	23,285,945

IOS Acquisitions, Inc. (4%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	17,004,723	16,664,723	16,664,723
		Common Units (7,314 Class A Units)		1,699,847	1,699,847
			17,004,723	18,364,570	18,364,570

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,002	5,159,230	5,159,230
		Common Stock Warrants (112 shares)		58,995	1,486,000
			5,250,002	5,218,225	6,645,230

Magpul Industries Corp. (4%)*	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,080,247	13,080,247
		Preferred Units (1,470 units)		1,470,000	1,694,000
		Common Units (30,000 units)		30,000	3,100,000
			13,300,000	14,580,247	17,874,247

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.50% Cash, 2% PIK, Due 05/17)	12,000,000	11,740,879	11,740,879
			12,000,000	11,740,879	11,740,879

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	$8,056,663	$7,984,771	$7,984,771
		Membership Units (1,216,204 units)		1,176,957	1,307,000
			8,056,663	9,161,728	9,291,771

Media Temple, Inc. (4%)*	Web Hosting Services	Subordinated Note (12% Cash, 3% PIK, Due 04/15)	8,800,000	8,696,378	8,696,378
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,896,501	6,377,000
		Common Stock Purchase Warrant (28,000 shares)		536,000	2,790,000
			12,000,000	12,128,879	17,863,378

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,615,311	10,456,311	10,456,311
		Class A-2 Common Units (1,500,000 units)		1,500,000	1,500,000
			10,615,311	11,956,311	11,956,311

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 05/16)	5,537,286	5,453,091	3,619,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,537,286	5,956,998	3,619,000

My Alarm Center, LLC (2%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 09/17)	8,084,991	8,010,654	8,010,654
		Preferred Units (2,000,000 units)		2,000,000	2,000,000
			8,084,991	10,010,654	10,010,654

National Investment Managers Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 5% PIK, Due 09/16)	12,309,375	12,100,174	12,100,174
		Preferred A Units (90,000 units)		900,000	658,000
		Common Units (10,000 units)		100,000	—
			12,309,375	13,100,174	12,758,174

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,029,262	12,839,320	12,839,320
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,500,000
			13,029,262	14,339,320	14,339,320

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	7,660,631	7,069,381	7,069,381
		Common Unit Purchase Warrants		590,200	1,820,000
			7,660,631	7,659,581	8,889,381

ROM Acquisition Corporation (3%)*	Military and Industrial Vehicle Equipment Manufacturing	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,157,755	13,037,948	13,037,948
			13,157,755	13,037,948	13,037,948

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,564,503	8,564,503
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,027,230	3,964,422	3,964,422
			12,777,230	12,528,925	12,528,925

Snacks Holding Corporation (3%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,152,710	6,835,477	6,835,477
		Preferred A Units (22,368 units)		2,124,957	3,016,000
		Preferred B Units (10,380 units)		986,059	1,430,000
		Common Units (190,935 units)		150,000	415,000
		Common Stock Warrants (14,558 shares)		14,558	40,000
			7,152,710	10,111,051	11,736,477

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 12/14)	6,023,719	5,856,719	5,643,000
		Common Stock Purchase Warrants		123,800	—
			6,023,719	5,980,519	5,643,000

Stella Environmental Services, LLC (1%)*	Waste Transfer Stations	Subordinated Note (12% Cash, 3% PIK, Due 02/17)	5,916,326	5,788,004	5,788,004
		Common Stock Purchase Warrants		20,000	259,000
			5,916,326	5,808,004	6,047,004

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

The Krystal Company (4%)*	Quick Service Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	$12,514,671	$12,296,595	$12,296,595
		Class A Units of Limited Partnership (2,000 units)		2,000,000	3,051,000
			12,514,671	14,296,595	15,347,595

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	4,750,000	4,539,123	4,539,123
		Unit Purchase Warrant (316,858 units)		195,000	384,000
			4,750,000	4,734,123	4,923,123

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 04/16)	7,146,576	7,028,045	7,028,045
		Royalty Rights		—	—
			7,146,576	7,028,045	7,028,045

Top Knobs USA, Inc. (3%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		750,000	1,071,000
				750,000	1,071,000

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,402,071	7,275,570	7,275,570
		Series A Preferred Stock (10,000 units)		950,000	1,143,000
		Common Stock (50,000 units)		50,000	478,000
			7,402,071	8,275,570	8,896,570

TrustHouse Services Group, Inc. (7%)*	Food Management Services	Subordinated Note (12% Cash, 2.25% PIK, Due 06/19)	25,334,160	25,050,372	25,050,372
		Class A Units (1,557 units)		512,124	1,699,000
		Class B Units (82 units)		26,954	70,000
		Class E Units (838 units)		750,406	976,000
			25,334,160	26,339,856	27,795,372

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,670,249	5,670,249
		Common Units (2 units)		337,925	569,000
		Common Stock Warrants (8 shares)		321,000	2,188,000
			5,810,588	6,329,174	8,427,249

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,169,051	9,250,348	9,250,348
		Class A Common Stock (177,935 shares)		1,999,989	2,029,000
		Class A & Class B Unit Purchase Warrants		838,117	349,000
			10,169,051	12,088,454	11,628,348

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,820,271	3,766,095	3,766,095
		Membership Interest Purchase Warrant (4.0%)		132,800	—
			3,820,271	3,898,895	3,766,095

Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,035,228	7,035,228
		Class B Preferred Units (1,020,000 units)		1,020,000	1,133,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	2,218,000
			8,000,000	9,007,528	10,386,228

WSO Holdings, LP (6%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,267	19,928,633	19,928,633

		Common Points (3,000 points)		3,000,000	3,172,000
			20,198,267	22,928,633	23,100,633

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15)	6,024,000	5,904,000	1,512,000
		Royalty Rights		—	—
			6,024,000	5,904,000	1,512,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 6% PIK, Due 04/14)	15,247,823	15,132,751	15,132,751
			15,247,823	15,132,751	15,132,751

Subtotal Non–Control / Non–Affiliate Investments			532,951,385	565,737,092	579,078,939

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	$8,631,169	$8,473,203	$8,473,203
		Convertible Preferred Interest in LLC		1,500,000	1,500,000
			8,631,169	9,973,203	9,973,203

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 10/13)	6,436,764	5,679,311	5,679,311
		Membership Units (6,516 units)		620,653	—
			6,436,764	6,299,964	5,679,311

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		302,886	556,618
		Class B Units (496 units)		—	295,642
				302,886	852,260

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 4% PIK, Due 03/13)	6,305,825	6,299,297	6,299,297
		Senior Note (12% Cash, 2% PIK, Due 07/15)	630,247	630,247	576,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	647,000
		Membership Units (1,000,000 units)		8,203	398,000
		Options to Purchase Membership Units (342,407 units)		500,000	180,000
		Membership Unit Warrants (356,506 units)		—	—
			7,877,870	8,379,545	8,100,297

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,437,000
		Common Stock Warrant (4,000 shares)		—	37,000
				200,000	1,474,000

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,620,064	8,500,212	8,500,212
		Class A Units (80,000 units)		800,000	409,000
			8,620,064	9,300,212	8,909,212

CIS Secure Computing Inc. (3%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,144,765	9,966,594	9,966,594
		Common Stock (84 shares)		502,320	1,081,000
			10,144,765	10,468,914	11,047,594

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,122,000
				1,000,000	3,122,000

Equisales, LLC (0%)*	Energy Products and Services	Subordinated Note (6.5% Cash, 10.5% PIK, Due 06/12)	3,574,630	3,157,043	250,000
		Class A Units (500,000 units)		480,900	—
			3,574,630	3,637,943	250,000

Fischbein Partners, LLC (2%)*	Packaging and Materials Handling Equipment Manufacturer	Class A Units (1,750,000 units)		417,088	6,616,000
				417,088	6,616,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Note (12% Cash, 4.5% PIK, Due 10/16)	4,327,970	4,268,044	4,268,044
		Jr. Subordinated Note (8% Cash, 2% PIK, Due 04/17)	1,035,758	1,020,646	1,020,646
		Preferred Units (233 units)		211,867	153,000
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—
			5,363,728	5,538,690	5,441,690

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,113,184	10,908,758	10,908,758
		Member Units (1,000,000 units)		1,000,000	1,000,000
		Royalty Rights		—	—
			11,113,184	11,908,758	11,908,758

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	417,000
		Common Unit Warrants (2,220 units)		—	36,000
				200,000	453,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Plantation Products, LLC (6%)*	Seed Manufacturing	Subordinated Notes (10.5% Cash, 7% PIK, Due 11/17)	$19,308,135	$19,108,298	$19,108,298
		Preferred Units (4,312 units)		4,312,000	4,660,000
		Common Units (352,000 units)		88,000	382,000
			19,308,135	23,508,298	24,150,298

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	233,000
				563,602	233,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,902,282	5,853,425	5,853,425
		Common Units (50 units)		500,000	680,000
			5,902,282	6,353,425	6,533,425

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,731,024	5,469,170	1,288,000
		Class A Units (1,000,000 units)		1,000,000	—
			5,731,024	6,469,170	1,288,000

Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (985,372 units)		3,304,218	2,974,000
		Class C Preferred Units (1,444,475 units)		246,598	663,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,731,599	3,637,000

Wythe Will Tzetzo, LLC (3%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,964,397	9,964,397
		Series A Preferred Units (74,764 units)		1,500,000	3,007,000
		Common Unit Purchase Warrants (25,065 units)		301,510	768,000
			10,357,475	11,765,907	13,739,397

Subtotal Affiliate Investments			103,061,090	123,019,204	123,408,445

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (5.0% Cash, Due 09/16)	1,386,706	1,386,706	1,386,706
		Senior Note-FCL (8.0% Cash, 2% PIK, Due 09/16)	1,171,394	1,170,881	1,006,000
		Senior Note-SPV (2.5% Cash, 6% PIK, Due 09/16)	1,007,272	1,007,272	—
		Members Interests-SPV (299,875 units)		—	—
			3,565,372	3,564,859	2,392,706

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 03/13)	3,565,051	2,992,528	140,000
		Common Stock (2,978 shares)		294,624	—
			3,565,051	3,287,152	140,000

Fischbein, LLC (0%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		29,575	141,512
		Class A Common Units (3,839,068 units)		226,182	927,121
				255,757	1,068,633

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (10% Cash, Due 03/15)	264,694	250,000	250,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,483,770	3,000,000	464,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			3,748,464	4,366,440	714,000

Subtotal Control Investments			10,878,887	11,474,208	4,315,339

Total Investments, December 31, 2012 (169%)*			$646,891,362	$700,230,504	$706,802,723
*    Value as a percent of net assets

(1)	All debt investments are income producing. Equity and equity-linked investments are non-income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Organization and Business
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
Basis of Presentation
The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries, including Triangle SBIC and Triangle SBIC II. Triangle Capital Corporation, Triangle SBIC and Triangle SBIC II do not consolidate portfolio company investments. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.
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
Portfolio Composition
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
The cost basis of our debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2013:
Subordinated debt and 2nd lien notes	$540,690,858	85%	$522,905,750	80%
Senior debt and 1st lien notes	27,245,261	4	27,094,040	4
Equity shares	58,947,603	9	74,690,084	12
Equity warrants	11,727,437	2	25,331,603	4
Royalty rights	—	—	76,000	—
	$638,611,159	100%	$650,097,477	100%
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%

During the three months ended June 30, 2013, the Company made two new investments totaling approximately $12.6 million and six investments in existing portfolio companies totaling approximately $14.3 million. During the six months ended June 30, 2013, the Company made two new investments totaling approximately $12.6 million and twelve investments in existing portfolio companies totaling approximately $24.5 million.

During the three months ended June 30, 2012, the Company made seven new investments totaling approximately $112.5 million and investments in three existing portfolio companies totaling approximately $2.1 million. During the six months ended June 30, 2012, the Company made eleven new investments totaling approximately $153.5 million and six investments in existing portfolio companies totaling approximately $3.1 million.
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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%
June 30, 2013	13	27%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

To estimate the enterprise value of the portfolio company, the Company primarily uses a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance. In addition, the Company considers other factors, including but not limited to (i) offers from third-parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and (iv) when the Company believes there are comparable companies that are publicly traded, the Company performs a review of these publicly traded companies and the market multiple of their equity securities.
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. Such inputs can be based on historical operating results, projections of future operating results or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, the Company utilizes the most recent portfolio company financial statements and forecasts available as of the valuation date. The Company also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Fair value measurements using the Enterprise Value Waterfall model can be sensitive to significant changes in one or more of the inputs. A significant increase (decrease) in either the transaction multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher (lower) fair value for that security.
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
The Company considers the factors above, particularly any significant changes in the portfolio company’s results of operations and leverage, and develops an expectation of the yield that a hypothetical market participant would require when purchasing the debt investment (the “Required Rate of Return”). The Required Rate of Return, along with the Leverage Ratio and Adjusted EBITDA, are the significant Level 3 inputs to the Income Approach model. For investments where the Leverage Ratio and Adjusted EBITDA have not fluctuated significantly from the date the investment was made or have not fluctuated significantly from the Company’s expectations as of the date the investment was made, and where there have been no significant fluctuations in the market pricing for such investments, the Company may conclude that the Required Rate of Return is equal to the stated rate on the investment and therefore, the debt security is appropriately priced. In instances where the Company determines that the Required Rate of Return is different from the stated rate on the investment, the Company discounts the contractual cash flows on the debt instrument using the Required Rate of Return in order to estimate the fair value of the debt security.
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

The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities as of June 30, 2013 are summarized as follows:

	Fair Value	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$520,741,750	Income Approach	Required Rate of Return	10.0% – 25.0%	15.3%
			Leverage Ratio	0.4x – 8.2x	3.5x
			Adjusted EBITDA	$0.8 million – $52.6 million	$15.6 million
Subordinated debt and 2nd lien notes	2,164,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.3x – 5.5x	5.3x
			Adjusted EBITDA	$0.5 million – $4.6 million	$1.1 million
Senior debt and 1st lien notes	27,094,040	Income Approach	Required Rate of Return	4.8% – 19.0%	15.6%
			Leverage Ratio	1.3x – 8.2x	4.5x
			Adjusted EBITDA	$0.8 million – $4.6 million	$2.5 million
Equity shares and warrants	100,021,687	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.0x – 11.0x	6.7x
			Adjusted EBITDA	$0.5 million – $52.6 million	$17.8 million
			Revenue Multiple	1.5x – 4.8x	3.2x
			Revenues	$8.4 million – $53.6 million	$44.0 million

The following table presents the Company’s investment portfolio at fair value as of June 30, 2013 and December 31, 2012, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$522,905,750	$522,905,750
Senior debt and 1st lien notes	—	—	27,094,040	27,094,040
Equity shares	—	—	74,690,084	74,690,084
Equity warrants	—	—	25,331,603	25,331,603
Royalty rights	—	—	76,000	76,000
	$—	$—	$650,097,477	$650,097,477

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$559,355,550	$559,355,550
Senior debt and 1st lien notes	—	—	46,576,994	46,576,994
Equity shares	—	—	78,979,179	78,979,179
Equity warrants	—	—	21,759,000	21,759,000
Royalty rights	—	—	132,000	132,000
	$—	$—	$706,802,723	$706,802,723

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012:

Six Months Ended June 30, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	30,379,497	1,500,000	3,087,324	2,146,000	—	37,112,821
Reclassifications	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(14,193,975)	(1,196,052)	—	(15,390,027)
Loan origination fees received	(621,440)	—	—	—	—	(621,440)
Principal repayments received	(83,973,518)	(12,331,802)				(96,305,320)
PIK interest earned	8,026,105	411,306	—	—	—	8,437,411
PIK interest payments received	(2,666,468)	(507,608)	—	—	—	(3,174,076)
Accretion of loan discounts	765,628	—	—	—	—	765,628
Accretion of deferred loan origination revenue	2,042,069	201,059	—	—	—	2,243,128
Realized gain	(4,609,887)	—	9,106,025	816,392		5,312,530
Unrealized gain (loss)	5,438,645	13,660	(2,288,469)	1,806,263	(56,000)	4,914,099
Fair value, end of period	$522,905,750	$27,094,040	$74,690,084	$25,331,603	$76,000	$650,097,477

Six Months Ended June 30, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	130,886,615	9,161,883	14,343,540	1,552,317	627,000	156,571,355
Proceeds from sales of investments	—	—	(6,222,422)	—	—	(6,222,422)
Loan origination fees received	(2,109,229)	(200,000)	—	—	—	(2,309,229)
Principal repayments received	(58,425,353)	(6,792,078)	—	—	—	(65,217,431)
PIK interest earned	6,208,613	793,355	—	—	—	7,001,968
PIK interest payments received	(2,711,392)	(524,851)	—	—	—	(3,236,243)
Accretion of loan discounts	662,461	149,529	—	—	—	811,990
Accretion of deferred loan origination revenue	1,422,894	131,832	—	—	—	1,554,726
Realized gains	230,034	—	3,392,113	—	—	3,622,147
Unrealized gain (loss)	(5,374,047)	470,628	910,357	2,998,500	(257,000)	(1,251,562)
Fair value, end of period	$457,959,652	$63,164,493	$56,395,612	$19,594,117	$1,290,000	$598,403,874

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Statements of Operations. Pre-tax net unrealized gains on investments of $4.4 million and $6.8 million, respectively, during the three and six months ended June 30, 2013 were related to portfolio company investments that were still held by the Company as of June 30, 2013. Pre-tax net unrealized gains on investments of $0.2 million and $0.6 million, respectively, during the three and six months ended June 30, 2012 were related to portfolio company investments that were still held by the Company as of June 30, 2012.
Warrants
When originating a debt security, the Company will sometimes receive warrants or other equity-related securities from the borrower. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-

related securities received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant or other equity instruments is treated as original issue discount and accreted into interest income over the life of the loan.
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the loan agreements ("Loan Origination Fees") are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.
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

Concentration of Credit Risk
The Company’s investments are generally in lower middle-market companies in a variety of industries. At both June 30, 2013 and December 31, 2012, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2013 and December 31, 2012, the Company’s largest single portfolio company investment represented approximately 4.2% and 3.9%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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
The Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations.

For federal income tax purposes, the cost of investments owned at June 30, 2013 and December 31, 2012 was approximately $642.3 million and $704.0 million, respectively.

4. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2013 and December 31, 2012:

Issuance/Pooling Date	Maturity Date	Interest Rate as of June 30, 2013	June 30, 2013	December 31, 2012
SBA-Guaranteed Debentures:
September 24, 2008	September 1, 2018	N/A	$—	$20,500,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
SBA-Guaranteed LMI Debenture:
September 14, 2010	March 1, 2016	2.508%	7,303,422	7,214,579
Credit Facility:
June 26, 2013	September 17, 2017	N/A	—	—
Notes
March 2, 2012	March 15, 2019	7.000%	69,000,000	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
			$342,693,422	$363,104,579
SBA and SBA LMI Debentures
Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The Company’s SBA-guaranteed Low or Moderate Income (“LMI”) debenture is a five-year deferred interest debenture that was issued at a discount to par. The accretion of discount on the SBA-guaranteed LMI debenture is classified as interest expense in the Company’s consolidated financial statements.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the six months ended June 30, 2013 and 2012, the Company prepaid approximately $20.5 million and $10.4 million, respectively, of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.4 million and $0.2 million, respectively.
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of June 30, 2013, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. As of June 30, 2013, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of June 30, 2013, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2013 and December 31, 2012 was 4.07% and 4.05%, respectively. As of June 30, 2013, all SBA debentures were pooled. The weighted average interest rate as of December 31, 2012 included $183.6 million of pooled SBA-guaranteed debentures with a weighted average fixed rate of 4.48% and $30.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.42%.

The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2013 and December 31, 2012, the carrying amounts of the SBA-guaranteed debentures were approximately $193.2 million and $213.6 million, respectively. As of June 30, 2013 and December 31, 2012, the fair values of the SBA-guaranteed debentures were $207.2 million and $228.4 million, respectively.
Credit Facility
In June 2013, the Company entered into a second amended and restated senior secured credit facility (the “Credit Facility”) to provide liquidity in support of its investment and operational activities. The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced the Company's $165.0 million senior secured credit facility entered into in September 2012 (the “Prior Facility”). The Credit Facility, which matures on September 17, 2017, allows the Company to borrow foreign currencies (initially Canadian dollars) directly under the Credit Facility.
The Credit Facility has an accordion feature that allows for an increase in the total commitment size up to $215.0 million, subject to certain conditions, and also contains a one-year extension option to September 17, 2018. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by the Company's assets, excluding the assets of Triangle SBIC and Triangle SBIC II.
Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The Company pays a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on the Company's Consolidated Statements of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments. As of June 30, 2013 and December 31, 2012, the Company had no borrowings outstanding under the Credit Facility and Prior Facility, respectively.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a business development company. As of June 30, 2013, the Company was in compliance with all covenants of the Credit Facility.
Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of both June 30, 2013 and December 31, 2012, the carrying amount of the 2019 Notes was approximately $69.0 million. As of June 30, 2013 and December 31, 2012, the fair values of the 2019 Notes were $72.4 million and $72.6 million, respectively.
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "2022 Notes") and in November 2012, issued $10.5 million of 2022 Notes pursuant to the exercise of an over-allotment option. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015.  The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of both June 30, 2013 and December 31, 2012, the carrying amount of the 2022 Notes was approximately $80.5 million. As of June 30, 2013 and December 31, 2012, the fair values of the 2022 Notes were $81.3 million and $78.1 million, respectively. The fair values of the 2019 Notes and the 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the 2019 Notes and the 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934.

5. EQUITY-BASED AND OTHER COMPENSATION PLANS
The Company’s Board of Directors and stockholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 2,400,000 shares of the Company’s Common Stock authorized for issuance. Under the Plan, the Board (or compensation committee, if delegated administrative authority by the Board) may award stock options, restricted stock or other stock-based incentive awards to executive officers, employees and directors. Equity-based awards granted under the Plan to independent directors generally will vest over a one-year period and equity-based awards granted under the Plan to executive officers and employees generally will vest ratably over a four-year period.
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
The following table presents information with respect to the Plan for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	290,198	$18.52	359,555	$15.39
Shares granted during the period	258,410	$28.51	235,086	$19.00
Shares vested during the period	(7,455)	$20.12	(140,464)	$13.42
Unvested shares, end of period	541,153	$23.27	454,177	$17.87

In the three and six months ended June 30, 2013, the Company recognized equity-based compensation expense of approximately $1.0 million and $1.7 million, respectively. In the three and six months ended June 30, 2012, the Company recognized equity-based compensation expense of approximately $0.7 million and $1.4 million, respectively. This expense is included in general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of June 30, 2013, there was approximately $11.0 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.4 years.
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

6. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Per share data:
Net asset value at beginning of period	$15.30	$14.68
Net investment income(1)	1.15	1.00
Net realized gain on investments(1)	0.19	0.14
Net unrealized appreciation (depreciation) on investments(1)	0.14	(0.05)
Total increase from investment operations(1)	1.48	1.09
Cash dividends/distributions declared	(1.08)	(0.97)
Shares issued pursuant to Dividend Reinvestment Plan	0.02	0.01
Common stock offerings	—	0.54
Stock-based compensation	(0.08)	(0.12)
Loss on extinguishment of debt(1)	(0.02)	(0.01)
Other(2)	—	(0.01)
Net asset value at end of period	$15.62	$15.21
Market value at end of period(3)	$27.51	$22.78
Shares outstanding at end of period	27,600,250	27,289,134
Net assets at end of period	$431,092,029	$415,159,557
Average net assets	$426,653,208	$391,207,006
Ratio of total expenses to average net assets (annualized)	9.48%	7.58%
Ratio of net investment income to average net assets (annualized)	14.77%	13.42%
Portfolio turnover ratio	5.48%	14.17%
Total return(4)	12.16%	24.22%
Supplemental Data:
Efficiency ratio(5)	19.56%	17.95%

(1)	Weighted average basic per share data.

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

7. SUBSEQUENT EVENTS

In July 2013, the Company invested $15.0 million in subordinated debt and equity of Applied Consultants Inc. (“Applied”), a provider of inspection services to the oil and gas industry. Under the terms of the investment, the subordinated debt bears interest at a rate of 12.0% per annum.

In July 2013, the Company invested $10.0 million in a second lien term loan of Water Pik, Inc. (“Water Pik”), a innovator, marketer and supplier of branded oral health and replacement shower head products. Under the terms of the investment, the second lien term loan bears interest at a rate of LIBOR plus 8.75% per annum.

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
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2013 and December 31, 2012, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 14.8% and 14.6%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 13.3% and 13.4% as of June 30, 2013 and December 31, 2012, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.9% as of both June 30, 2013 and December 31, 2012.
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
Portfolio Investment Composition
The total value of our investment portfolio was $650.1 million as of June 30, 2013, as compared to $706.8 million as of December 31, 2012. As of June 30, 2013, we had investments in 77 portfolio companies with an aggregate cost of $638.6 million. As of December 31, 2012, we had investments in 82 portfolio companies with an aggregate cost of $700.2 million. As of both June 30, 2013 and December 31, 2012, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2013 and December 31, 2012, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2013:
Subordinated debt and 2nd lien notes	$540,690,858	85%	$522,905,750	80%
Senior debt and 1st lien notes	27,245,261	4	27,094,040	4
Equity shares	58,947,603	9	74,690,084	12
Equity warrants	11,727,437	2	25,331,603	4
Royalty rights	—	—	76,000	—
	$638,611,159	100%	$650,097,477	100%
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%

Investment Activity
During the six months ended June 30, 2013, we made two new investments totaling approximately $12.6 million, debt investments in ten existing portfolio companies totaling approximately $21.3 million and equity investments in four existing portfolio companies totaling approximately $3.2 million. We had ten portfolio company loans repaid at par of approximately $94.4 million resulting in realized gains of $1.1 million and received normal principal repayments and partial loan prepayments totaling approximately $1.5 million in the six months ended June 30, 2013. We had two portfolio company loans settled at less than par with proceeds totaling approximately $0.5 million and recognized realized losses of $5.7 million. In addition, we received proceeds related to the sales of certain equity securities totaling $15.3 million and recognized net realized gains on such sales totaling approximately $9.9 million in the six months ended June 30, 2013.

During the six months ended June 30, 2012, we made eleven new investments totaling approximately $153.5 million, debt investments in four existing portfolio companies totaling approximately $2.5 million and equity investments in three existing portfolio companies totaling approximately $0.6 million. We had seven portfolio company loans repaid at par totaling approximately $58.8 million and received normal principal repayments and partial loan prepayments totaling approximately $6.4 million in the six months ended June 30, 2012. In addition, we received proceeds related to the sale of certain equity securities totaling $6.2 million and realized gains totaling approximately $3.6 million in the six months ended June 30, 2012.

Total portfolio investment activity for the six months ended June 30, 2013 and 2012 was as follows:

Six Months Ended June 30, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	30,379,497	1,500,000	3,087,324	2,146,000	—	37,112,821
Reclassifications	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(14,193,975)	(1,196,052)	—	(15,390,027)
Loan origination fees received	(621,440)	—	—	—	—	(621,440)
Principal repayments received	(83,973,518)	(12,331,802)				(96,305,320)
PIK interest earned	8,026,105	411,306	—	—	—	8,437,411
PIK interest payments received	(2,666,468)	(507,608)	—	—	—	(3,174,076)
Accretion of loan discounts	765,628	—	—	—	—	765,628
Accretion of deferred loan origination revenue	2,042,069	201,059	—	—	—	2,243,128
Realized gain	(4,609,887)	—	9,106,025	816,392		5,312,530
Unrealized gain (loss)	5,438,645	13,660	(2,288,469)	1,806,263	(56,000)	4,914,099
Fair value, end of period	$522,905,750	$27,094,040	$74,690,084	$25,331,603	$76,000	$650,097,477
Weighted average yield on debt investments at end of period(1)						14.8%
Weighted average yield on total investments at end of period(1)						13.3%
Weighted average yield on total investments at end of period						12.9%

(1)	Excludes non-accrual debt investments.

Six Months Ended June 30, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	130,886,615	9,161,883	14,343,540	1,552,317	627,000	156,571,355
Proceeds from sales of investments	—	—	(6,222,422)	—	—	(6,222,422)
Loan origination fees received	(2,109,229)	(200,000)	—	—	—	(2,309,229)
Principal repayments received	(58,425,353)	(6,792,078)	—	—	—	(65,217,431)
PIK interest earned	6,208,613	793,355	—	—	—	7,001,968
PIK interest payments received	(2,711,392)	(524,851)	—	—	—	(3,236,243)
Accretion of loan discounts	662,461	149,529	—	—	—	811,990
Accretion of deferred loan origination revenue	1,422,894	131,832	—	—	—	1,554,726
Realized gains	230,034	—	3,392,113	—	—	3,622,147
Unrealized gain (loss)	(5,374,047)	470,628	910,357	2,998,500	(257,000)	(1,251,562)
Fair value, end of period	$457,959,652	$63,164,493	$56,395,612	$19,594,117	$1,290,000	$598,403,874
Weighted average yield on debt investments at end of period(1)						15.0%
Weighted average yield on total investments at end of period(1)						13.8%
Weighted average yield on total investments at end of period						13.6%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2013, the fair value of our non-accrual assets was approximately $2.2 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $15.0 million, which comprised 2.3% of the total cost of our portfolio. As of December 31, 2012, the fair value of our non-accrual assets was approximately $2.4 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $14.9 million, which comprised 2.1% of the total cost of our portfolio.
Our non-accrual assets as of June 30, 2013 were as follows:
Gerli and Company
In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. In addition, we invested $375,000 in a Gerli senior subordinated note. Under the terms of the notes, interest on the notes is payable only if Gerli meets certain covenants, which they were not compliant with as of June 30, 2013. In the six months ended June 30, 2013, we recognized unrealized depreciation on our debt investments in Gerli of approximately $0.1 million. As of June 30, 2013, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $0.7 million.
Venture Technology Groups, Inc.
In November 2012, we placed our debt investment in Venture Technology Groups, Inc. or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in VTG for financial reporting purposes. During the six months ended June 30, 2013, we recorded unrealized depreciation of $0.8 million on our debt investment in VTG. As of June 30, 2013, the cost of our debt investment in VTG was $5.7 million and the fair value of such investment was $0.7 million.
Xchange Technology Groups, LLC
In March 2013, we placed our debt investment in Xchange Technology Groups, LLC or XTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in XTG for financial reporting purposes. During the six months ended June 30, 2013, we recorded unrealized depreciation of $0.8 million on our debt investment in XTG. As of June 30, 2013, the cost of our debt investment in XTG was $5.9 million and the fair value of such investment was $0.8 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of June 30, 2013, we had debt investments in two portfolio companies (our subordinated notes to Minco Technology Labs, LLC and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of June 30, 2013, the fair value of these debt investments was approximately $2.2 million, or 0.3% of the total fair value of our portfolio and the cost of these assets was approximately $6.5 million, or 1.0% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended June 30, 2013 and June 30, 2012
Investment Income
For the three months ended June 30, 2013, total investment income was $27.3 million, a 24% increase from $22.0 million of total investment income for the three months ended June 30, 2012. This increase was primarily attributable to a $5.4 million increase in total loan interest, fee and dividend income, as well as an increase in PIK interest income. The increase in total loan interest, fee and dividend income was due to (i) a net increase in our portfolio investments from June 30, 2012 to June 30, 2013, (ii) an increase in non-recurring fee income of approximately $1.8 million and (iii) an increase in non-recurring dividend income of approximately $0.8 million. Non-recurring fee income was $2.8 million for the three months ended June 30, 2013 as compared to $1.0 million for the three months ended June 30, 2012, and non-recurring dividend income was $0.9 million for the three months ended June 30, 2013 as compared to $0.1 million for the three months ended June 30, 2012.

Expenses
For the three months ended June 30, 2013, expenses increased by 39% to $11.0 million from $7.9 million for the three months ended June 30, 2012. The increase in expenses was attributable to a $0.8 million increase in interest and other debt financing fees and a $2.2 million increase in general and administrative expenses. The increase in interest and other debt financing fees is related to (i) interest on our 2022 Notes, which were issued in the fourth quarter of 2012, of approximately $1.3 million for the quarter ended June 30, 2013 and (ii) an increase of $0.1 million in amortization of deferred financing fees related to costs associated with the 2022 Notes, partially offset by lower interest expense related to SBA-guaranteed debentures in the quarter ended June 30, 2013 versus the quarter ended June 30, 2012. The decrease in interest expense on SBA-guaranteed debentures related to lower SBA loan balances and lower weighted average rates on outstanding SBA-guaranteed debentures for the quarter ended June 30, 2013 as compared to loan balances and weighted average rates on outstanding SBA-guaranteed debentures for the quarter ended June 30, 2012. The increase in general and administrative expenses in the quarter ended June 30, 2013 was primarily related to increased incentive compensation costs related to successful investment performance and investment realization, as well as increased non-cash compensation expenses.
Net Investment Income
As a result of the $5.3 million increase in total investment income and the $3.1 million increase in expenses, net investment income increased by 16% to $16.3 million for the three months ended June 30, 2013 as compared to $14.1 million for the three months ended June 30, 2012.
Net Increase in Net Assets Resulting from Operations
In the three months ended June 30, 2013, we realized a gain on the sale of one control investment of approximately $0.7 million, a loss on the sale/repayment of one control investment of approximately $3.0 million, gains on the sales/repayments of two affiliate investments of approximately $6.8 million, a loss on the sale/repayment of one affiliate investment of approximately $3.4 million and gains on the sales of five non-control/non-affiliate investments totaling approximately $2.4 million. In addition, during the three months ended June 30, 2013, we recorded net unrealized appreciation of investments totaling $2.1 million, consisting of unrealized appreciation on our current portfolio of approximately $4.7 million and unrealized depreciation adjustments of $2.6 million related to the realized gains and losses noted above.

In the three months ended June 30, 2012, we realized a gain on the sale of one control investment of approximately $0.8 million, gains on the sales of two non-control/non-affiliate investments totaling approximately $2.6 million and a gain on the repayment of one non-control/nonaffiliate investment totaling approximately $0.2 million. In addition, during the three months ended June 30, 2012, we recorded net unrealized depreciation of investments totaling approximately $2.0 million, consisting of unrealized appreciation on our current portfolio of approximately $1.0 million and unrealized depreciation adjustments of $3.0 million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets from operations was $21.8 million for the three months ended June 30, 2013, an increase of 40% from the net increase in net assets from operations of $15.6 million for the three months ended June 30, 2012.
Comparison of six months ended June 30, 2013 and June 30, 2012

Investment Income

For the six months ended June 30, 2013, total investment income was $51.7 million, a 26% increase from $41.1 million of total investment income for the six months ended June 30, 2012. This increase was primarily attributable to a $10.8 million increase in total loan interest, fee and dividend income, including an increase in PIK interest income. The increase in total loan interest, fee and dividend income was due to (i) a net increase in our portfolio investments from June 30, 2012, to June 30, 2013, (ii) an increase in non-recurring fee income of approximately $1.9 million and (iii) an increase in non-recurring dividend income of approximately $0.9 million. Non-recurring fee income was approximately $3.3 million for the six months ended June 30, 2013 as compared to $1.4 million for the six months ended June 30, 2012, and non-recurring dividend income was approximately $1.1 million for the six months ended June 30, 2013 as compared to $0.2 million for the six months ended June 30, 2012.

Expenses

For the six months ended June 30, 2013, expenses increased by 36% to $20.2 million from $14.8 million for the six months ended June 30, 2012. The increase in expenses was attributable to a $2.6 million increase in interest and other debt financing fees and a $2.7 million increase in general and administrative expenses. The increase in interest and other debt financing fees was related to (i) an increase in interest on our 2019 Notes, which were issued in the first quarter 2012, of approximately $0.8 million for the six months ended June 30, 2013, (ii) interest on our 2022 Notes, which were issued in the fourth quarter of 2012, of approximately $2.6 million for the six months ended June 30, 2013 and (iii) an increase of $0.3 million in amortization of deferred financing fees related to costs associated with the 2019 and 2022 Notes, partially offset by lower interest expense related to SBA-guaranteed debentures in the six months ended June 30, 2013 versus the six months ended June 30, 2012. The decrease in interest expense on SBA-guaranteed debentures related to lower SBA loan balances and lower weighted average rates on outstanding SBA-guaranteed debentures for the six months ended June 30, 2013 as compared to loan balances and weighted average rates on outstanding SBA-guaranteed debentures for the six months ended June 30, 2012. The increase in general and administrative expenses for the six months ended June 30, 2013 was primarily related to increased incentive compensation costs related to successful investment performance and investment realization, as well as increased non-cash compensation expenses.

Net Investment Income

As a result of the $10.6 million increase in total investment income and the $5.4 million increase in expenses, net investment income increased by 20% to $31.5 million for the six months ended June 30, 2013 as compared to net investment income of $26.2 million for the six months ended June 30, 2012.

Net Increase/Decrease in Net Assets Resulting from Operations

In the six months ended June 30, 2013, we realized a gain on the sale of one control investment of approximately $0.7 million, a loss on the repayment of one control investment of approximately $3.0 million, gains on the sales of three affiliate investments of approximately $8.0 million, a loss on the repayment of one affiliate investment of approximately $3.4 million and gains on the sales of seven non-control/non-affiliate investments totaling approximately $3.0 million. In addition, during the six months ended June 30, 2013, we recorded net unrealized appreciation of investments totaling $3.9 million, consisting of unrealized appreciation on our current portfolio of approximately $7.7 million and unrealized depreciation adjustments of $3.9 million related to the realized gains and losses noted above.

In the six months ended June 30, 2012, we realized a gain on the sale of one control investment of approximately $0.8 million, gains on the sales of two non-control/non-affiliate investments totaling approximately $2.6 million and a gain on the repayment of one non-control/non-affiliate investment totaling approximately $0.2 million. In addition, during the six months ended June 30, 2012, we recorded net unrealized depreciation of investments totaling $1.4 million, consisting of unrealized appreciation on our current portfolio of approximately $1.6 million and unrealized depreciation adjustments of $3.0 million related to the realized gains and losses noted above.

During the six months ended June 30, 2013 and June 30, 2012, we recognized losses on extinguishment of debt of approximately $0.4 million and $0.2 million, respectively, related to prepayments of SBA-guaranteed debentures.

As a result of these events, our net increase in net assets from operations was $40.3 million for the six months ended June 30, 2013, an increase of 43% from the net increase in net assets from operations of $28.2 million for the six months ended June 30, 2012.

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
Cash Flows
For the six months ended June 30, 2013, we experienced a net increase in cash and cash equivalents in the amount of $44.8 million. During that period, our operating activities generated $94.2 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $111.7 million, partially offset by purchases of portfolio investments of $37.1 million. In addition, financing activities reduced cash by $49.4 million, consisting primarily of cash dividends paid in the amount of $28.2 million and voluntary prepayments of SBA-guaranteed debentures of $20.5 million. At June 30, 2013, we had $117.1 million of cash and cash equivalents on hand.
For the six months ended June 30, 2012, we experienced a net increase in cash and cash equivalents in the amount of $26.9 million. During that period, our operating activities used $65.6 million in cash, consisting primarily of new portfolio investments of $156.6 million, partially offset by repayments received from portfolio companies totaling $71.4 million. In addition, financing activities provided $92.5 million of cash, consisting primarily of proceeds from a public common stock offering of $77.1 million and net proceeds from a public offering of 2019 Notes of $66.7 million, partially offset by cash dividends paid in the amount of $24.8 million, voluntary prepayments of SBA-guaranteed debentures of $10.4 million and a repayment of borrowings under our senior secured credit facility of $15.0 million. At June 30, 2012, we had $93.7 million of cash and cash equivalents on hand.
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
As of June 30, 2013, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of June 30, 2013, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2013 was 4.07%. As of June 30, 2013, all SBA debentures were pooled.
In June 2013, we entered into a second amended and restated senior secured credit facility, or Credit Facility, to provide liquidity in support of our investment and operational activities. The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced our $165.0 million senior secured credit facility entered into in September 2012, or the Prior Facility. The Credit Facility, which matures on September 17, 2017, allows us to borrow foreign currencies (initially Canadian dollars) directly under the Credit Facility.
The Credit Facility has an accordion feature that allows for an increase in the total commitment size up to $215.0 million, subject to certain conditions, and also contains a one-year extension option to September 17, 2018. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by our assets, excluding the assets of Triangle SBIC and Triangle SBIC II.
Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. We pay a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on our Consolidated Statements of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments. As of June 30, 2013 and December 31, 2012, we had no borrowings outstanding under the Credit Facility and Prior Facility, respectively.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a business development company. As of June 30, 2013 we were in compliance with all covenants of the Credit Facility.
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
The indenture and supplements thereto relating to the 2019 Notes and the 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934.
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
Current Market Conditions
We were able to secure access to additional liquidity in 2012, including public offerings of common stock and debt securities, new leverage through SBA-guaranteed debentures and entering into an expanded credit facility and in 2013, were able to amend our credit facility to extend the term by one year. There can be no assurances, however, that the current market conditions will continue and that debt or equity capital will be available to us in the future on favorable terms, if it all. In 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions and the government take-over of the nation's two largest government-sponsored mortgage companies. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, recent U.S. budget deficit concerns and uncertainty regarding potential federal spending cuts and the federal debt ceiling, together with continued signs of deteriorating sovereign debt conditions in Europe, have increased the possibility that these unfavorable conditions in the debt and equity capital markets may reoccur in the future and could then continue for a prolonged period of time.

Recent Developments

In July 2013, we invested $15.0 million in subordinated debt and equity of Applied Consultants Inc. (“Applied”), a provider of inspection services to the oil and gas industry. Under the terms of the investment, the subordinated debt bears interest at a rate of 12.0% per annum.

In July 2013, we invested $10.0 million in a second lien term loan of Water Pik, Inc. (“Water Pik”), a innovator, marketer, and supplier of branded oral health and replacement shower head products. Under the terms of the investment, the second lien term loan bears interest at a rate of LIBOR plus 8.75% per annum.

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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%
June 30, 2013	13	27%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted, or Adjusted EBITDA, or revenues. Such inputs can be based on historical operating results, projections of future operating results or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, we utilize the most recent portfolio company financial statements and forecasts available as of the valuation date. Management also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Additionally, we consider some or all of the following factors:

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
We consider the factors above, particularly any significant changes in the portfolio company’s results of operations and leverage, and develop an expectation of the yield that a hypothetical market participant would require when purchasing the debt investment (the “Required Rate of Return”). The Required Rate of Return, along with the Leverage Ratio and Adjusted EBITDA, are the significant Level 3 inputs to the Income Approach model. For investments where the Leverage Ratio and

Adjusted EBITDA have not fluctuated significantly from the date the investment was made or have not fluctuated significantly from management’s expectations as of the date the investment was made, and where there have been no significant fluctuations in the market pricing for such investments, we may conclude that the Required Rate of Return is equal to the stated rate on the investment and therefore, the debt security is appropriately priced. In instances where we determine that the Required Rate of Return is different from the stated rate on the investment, we discount the contractual cash flows on the debt instrument using the Required Rate of Return in order to estimate the fair value of the debt security.
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
We may have to include in our ICTI interest income, including OID income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC status, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for federal income tax purposes on previously accrued interest income will be treated as a capital loss.
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.
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
The U.S economy recently experienced a severe recession. To the extent that recessionary conditions recur, the economy remains stagnant, any further downgrades to U.S. government’s sovereign credit rating occur, the European credit crisis continues, or the economy fails to return to pre-recession levels, the financial position and results of operations of certain of the lower middle market companies in our portfolio could be further affected adversely, which ultimately could lead to difficulty in our portfolio companies meeting debt service requirements and lead to an increase in defaults. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.
During 2011, we experienced a $6.4 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments. In 2012, we experienced a $1.7 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $4.6 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses. In the first six months of 2013, we experienced a $7.7 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $3.9 million of unrealized depreciation reclassification adjustments related to certain realized gains.
As of June 30, 2013, the fair value of our non-accrual assets was approximately $2.2 million, which comprised approximately 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $15.0 million, or 2.3% of the total cost of our portfolio.
In addition to our non-accrual assets, as of June 30, 2013, we had debt investments in two portfolio companies (our subordinated notes to Minco Technology Labs, LLC and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of June 30, 2013, the fair value of these debt investments was approximately $2.2 million, or 0.3% of the total fair value of our portfolio and the cost of these assets was approximately $6.5 million, or 1.0% of the total cost of our portfolio.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2013, we were not a party to any hedging arrangements.
As of June 30, 2013, approximately 97.9%, or $555.9 million (at cost), of our debt portfolio investments bore interest at fixed rates and approximately 2.1%, or $12.1 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and all of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of approximately $0.2 million on an annual basis. All of our SBA-guaranteed debentures, our 2019 Notes and our 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. As of June 30, 2013, we had no borrowings outstanding under the Credit Facility.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation pending reintroduction to the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. In addition, recent legislation introduced in the U.S. Congress would modify SBA regulations in a manner that may permit us to incur additional SBA leverage. There can be no assurance that either piece of legislation will be passed, but if passed as proposed, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

10.1†
Amended and Restated 2007 Equity Incentive Plan of the Registrant (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013 and incorporated herein by reference).

10.2
Second Amended and Restated Credit Agreement, dated June 26, 2013, among the Registrant, Branch Banking and Trust Company, Fifth Third Bank, Morgan Stanley Bank, N.A., ING Capital LLC, Stifel Bank & Trust, First Tennessee Bank National Association, Park Sterling Bank, Raymond James Bank, N.A. and CapStone Bank (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2013 and incorporated herein by reference).

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

TRIANGLE CAPITAL CORPORATION

Date:	August 7, 2013	/s/ Garland S. Tucker, III
Garland S. Tucker, III
Chief Executive Officer and
Chairman of the Board of Directors

Date:	August 7, 2013	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date:	August 7, 2013	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

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

10.1†
Amended and Restated 2007 Equity Incentive Plan of the Registrant (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013 and incorporated herein by reference).

10.2
Second Amended and Restated Credit Agreement, dated June 26, 2013, among the Registrant, Branch Banking and Trust Company, Fifth Third Bank, Morgan Stanley Bank, N.A., ING Capital LLC, Stifel Bank & Trust, First Tennessee Bank National Association, Park Sterling Bank, Raymond James Bank, N.A. and CapStone Bank (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2013 and incorporated herein by reference).

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