Form 10-Q
period 2013-09-30
Triangle Capital CORP
filed 2013-11-06
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on November 5, 2013 was 27,678,286.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $499,409,391 and $565,737,092 at September 30, 2013 and December 31, 2012, respectively)	$519,185,426	$579,078,939
Affiliate investments (cost of $106,302,777 and $123,019,204 at September 30, 2013 and December 31, 2012, respectively)	108,028,880	123,408,445
Control investments (cost of $7,977,878 and $11,474,208 at September 30, 2013 and December 31, 2012, respectively)	3,261,887	4,315,339
Total investments at fair value	630,476,193	706,802,723
Cash and cash equivalents	160,020,438	72,300,423
Interest and fees receivable	3,885,283	2,650,178
Prepaid expenses and other current assets	785,992	403,123
Deferred financing fees	11,441,030	12,323,430
Property and equipment, net	54,174	55,535
Total assets	$806,663,110	$794,535,412
Liabilities:
Accounts payable and accrued liabilities	$7,128,708	$6,405,570
Interest payable	1,072,595	3,136,574
Taxes payable	40,249	3,210,989
Deferred income taxes	2,780,236	1,342,456
Borrowings under credit facility	11,636,928	—
Notes	149,500,000	149,500,000
SBA-guaranteed debentures payable	193,238,889	213,604,579
Total liabilities	365,397,605	377,200,168
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,678,286 and 27,284,798 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	27,678	27,285
Additional paid in capital	408,501,259	403,322,097
Investment income in excess of distributions	10,432,313	6,783,161
Accumulated realized gains	8,309,620	1,972,940
Net unrealized appreciation	13,994,635	5,229,761
Total net assets	441,265,505	417,335,244
Total liabilities and net assets	$806,663,110	$794,535,412
Net asset value per share	$15.94	$15.30

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$19,933,576	$16,376,768	$56,817,499	$44,401,267
Affiliate investments	2,710,338	3,838,341	8,919,819	9,508,295
Control investments	50,334	49,384	145,899	161,375
Total loan interest, fee and dividend income	22,694,248	20,264,493	65,883,217	54,070,937
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,591,182	3,017,120	10,076,655	8,454,799
Affiliate investments	942,609	946,345	2,882,719	2,470,663
Control investments	6,058	20,250	17,886	60,221
Total payment-in-kind interest income	4,539,849	3,983,715	12,977,260	10,985,683
Interest income from cash and cash equivalent investments	81,071	78,500	176,774	344,407
Total investment income	27,315,168	24,326,708	79,037,251	65,401,027
Operating expenses:
Interest and other debt financing fees	4,997,620	4,046,885	15,098,655	11,502,245
General and administrative expenses	5,537,980	4,403,469	15,653,640	11,778,156
Total operating expenses	10,535,600	8,450,354	30,752,295	23,280,401
Net investment income	16,779,568	15,876,354	48,284,956	42,120,626
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate	1,006,339	816,393	4,013,789	3,600,501
Affiliate	17,811	785,132	4,613,810	785,132
Control	—	—	(2,290,919)	838,039
Net realized gains (losses)	1,024,150	1,601,525	6,336,680	5,223,672
Net unrealized appreciation (depreciation):
Investments	4,892,807	(586,937)	8,776,148	(2,011,835)
Foreign currency borrowings	(11,274)	—	(11,274)	—
Net unrealized appreciation (depreciation)	4,881,533	(586,937)	8,764,874	(2,011,835)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	5,905,683	1,014,588	15,101,554	3,211,837
Loss on extinguishment of debt	—	(624,768)	(412,673)	(829,811)
Income tax benefit (provision)	486,413	(34,388)	466,110	(27,157)
Net increase in net assets resulting from operations	$23,171,664	$16,231,786	$63,439,947	$44,475,495
Net investment income per share—basic and diluted	$0.61	$0.58	$1.75	$1.59
Net increase in net assets resulting from operations per share—basic and diluted	$0.84	$0.59	$2.30	$1.68
Dividends declared per common share	$0.54	$0.52	$1.62	$1.49
Weighted average number of shares outstanding—basic and diluted	27,619,464	27,290,493	27,541,442	26,545,542

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains	Net Unrealized Appreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2011	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955
Net investment income	—	—	—	42,120,626	—	—	42,120,626
Stock-based compensation	—	—	2,074,927	—	—	—	2,074,927
Net realized gain on investments	—	—	—	—	5,223,672	(3,713,579)	1,510,093
Net unrealized appreciation of investments	—	—	—	—	—	1,701,744	1,701,744
Loss on extinguishment of debt	—	—	—	(829,811)	—	—	(829,811)
Income tax benefit	—	—	—	(27,157)	—	—	(27,157)
Dividends/distributions declared	113,112	113	2,462,834	(40,609,249)	—	—	(38,146,302)
Public offering of common stock	4,255,000	4,255	77,118,719	—	—	—	77,122,974
Issuance of restricted stock	235,086	235	(235)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(57,539)	(58)	(1,111,386)	—	—	—	(1,111,444)
Balance, September 30, 2012	27,320,385	$27,320	$398,842,128	$7,501,895	$6,235,321	$6,095,941	$418,702,605

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains	Net Unrealized Appreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2012	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
Net investment income	—	—	—	48,284,956	—	—	48,284,956
Stock-based compensation	—	—	2,817,267	—	—	—	2,817,267
Net realized gain on investments	—	—	—	—	6,336,680	(3,613,847)	2,722,833
Net unrealized appreciation of investments	—	—	—	—	—	12,378,721	12,378,721
Loss on extinguishment of debt	—	—	—	(412,673)	—	—	(412,673)
Income tax benefit	—	—	—	466,110	—	—	466,110
Dividends/distributions declared	84,058	84	2,362,204	(44,689,241)	—	—	(42,326,953)
Issuance of restricted stock	309,430	309	(309)	—	—	—	—
Balance, September 30, 2013	27,678,286	$27,678	$408,501,259	$10,432,313	$8,309,620	$13,994,635	$441,265,505

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$63,439,947	$44,475,495
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(112,405,369)	(228,510,522)
Repayments received/sales of portfolio investments	210,113,002	113,898,080
Loan origination and other fees received	1,221,431	3,565,896
Net realized gain on investments	(6,336,680)	(5,223,672)
Net unrealized (appreciation) depreciation on investments	(10,213,928)	1,420,124
Net unrealized depreciation on foreign currency borrowings	11,274	—
Deferred income taxes	1,437,780	591,712
Payment-in-kind interest accrued, net of payments received	(1,459,624)	(5,501,302)
Amortization of deferred financing fees	1,154,021	789,479
Loss on extinguishment of debt	412,673	829,811
Accretion of loan origination and other fees	(3,447,435)	(2,397,275)
Accretion of loan discounts	(1,144,867)	(1,482,707)
Accretion of discount on SBA-guaranteed debentures payable	134,310	131,748
Depreciation expense	30,417	24,145
Stock-based compensation	2,817,267	2,074,927
Changes in operating assets and liabilities:
Interest and fees receivable	(1,235,105)	(2,086,562)
Prepaid expenses	(382,869)	172,301
Accounts payable and accrued liabilities	723,138	768,607
Interest payable	(2,063,979)	(2,664,482)
Taxes payable	(3,170,740)	(1,095,866)
Net cash provided by (used in) operating activities	139,634,664	(80,220,063)
Cash flows from investing activities:
Purchases of property and equipment	(29,056)	(20,667)
Net cash used in investing activities	(29,056)	(20,667)
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	(20,500,000)	(40,810,000)
Borrowings under credit facility	11,625,654	26,000,000
Repayments of credit facility	—	(15,000,000)
Proceeds from notes	—	69,000,000
Financing fees paid	(684,294)	(3,572,059)
Proceeds from public stock offerings, net of expenses	—	77,122,974
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(1,111,444)
Cash dividends paid	(42,326,953)	(38,146,302)
Net cash provided by (used in) financing activities	(51,885,593)	73,483,169
Net increase in cash and cash equivalents	87,720,015	(6,757,561)
Cash and cash equivalents, beginning of period	72,300,423	66,868,340
Cash and cash equivalents, end of period	$160,020,438	$60,110,779
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,374,816	$12,999,240
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$2,362,288	$2,462,947

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,649,575	$12,419,618	$12,419,618
		Common Units (1,250 units)		1,250,000	1,273,000
			12,649,575	13,669,618	13,692,618

Ambient Air Corporation (0%)*	Specialty Trade Contractors	Subordinated Note (0% Cash, 8% PIK, Due 06/20)	464,399	66,993	187,000
			464,399	66,993	187,000

Applied Consultants, Inc. (3%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 01/19)	13,058,586	12,838,968	12,838,968
		Class A Preferred (2,000,000 units)		2,000,000	2,000,000
			13,058,586	14,838,968	14,838,968

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	925,000
				516,867	925,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,201,434	12,967,751	12,967,751
		Common Units (134 units)		1,300,000	1,206,000
			13,201,434	14,267,751	14,173,751

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		237,301	580,603
				237,301	580,603

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,516,873	9,165,179	9,165,179
		Common Stock Warrants (20 shares)		492,000	362,000
			9,516,873	9,657,179	9,527,179

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	1,930,000
				119,735	1,930,000

Charter Facilities Services, Inc. (2%)*	Retail, Restaurant, and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,272,988	8,151,488	8,151,488
		Convertible Preferred Units (2,500 units)		250,000	462,000
			8,272,988	8,401,488	8,613,488

Chromaflo Technologies, LLC (0%)*	Colorant Manufacturer and Distributor	Preferred A Units (22,561 units)		2,071,224	2,036,000
				2,071,224	2,036,000

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, 1% PIK, Due 05/18)	15,505,583	15,244,256	15,244,256
		Preferred Units (900 units)		900,000	825,000
		Common Units (1,000,000 units)		100,000	—
			15,505,583	16,244,256	16,069,256

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (14.0% Cash, Due 11/14)	9,825,000	9,694,288	9,008,000
		Warrant (263 shares)		276,100	—
			9,825,000	9,970,388	9,008,000

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	11,948,026	11,827,620	11,827,620
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,176,432	12,180,550	12,180,550
		Series C Preferred Units (30 units)		288,342	431,000
		Common Unit Warrant (664 units)		1,759,556	2,566,000
		Series D Preferred Units (16 units)		107,074	169,000
			25,124,458	26,163,142	27,174,170

DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	8,715,117	8,574,673	8,574,673
		Common Units (47 units)		1,000,000	1,159,000
			8,715,117	9,574,673	9,733,673

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,193,828	6,092,512	4,399,000
			6,193,828	6,092,512	4,399,000

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,057,746	6,922,628	6,922,628
		Preferred Series A Units (600,000 units)		600,000	600,000
			7,057,746	7,522,628	7,522,628

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	$7,013,376	$6,870,614	$6,870,614
		Common Stock (18,029 shares)		183,562	204,000
		Preferred Stock A (1,596 shares)		1,596,126	1,758,000
			7,013,376	8,650,302	8,832,614

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	339,000
				285,000	339,000

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,637,678	5,568,611	5,568,611
			5,637,678	5,568,611	5,568,611

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (8% Cash, 6% PIK, Due 08/18)	7,053,667	6,913,667	6,913,667
			7,053,667	6,913,667	6,913,667

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (11% Cash, 4% PIK, Due 05/17)	10,783,729	10,754,687	10,754,687
			10,783,729	10,754,687	10,754,687

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	250,000
				500,000	250,000

Glencoe Business Services Holdings (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	20,383,790	20,024,276	20,024,276
			20,383,790	20,024,276	20,024,276

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,977,571	6,939,136	6,134,000
			6,977,571	6,939,136	6,134,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	3,150,000	3,098,400	3,098,400
		Subordinated Note (14% Cash, Due 07/15)	700,000	624,797	624,797
		Unit Purchase Warrant (5,265 units)		149,800	336,000
			3,850,000	3,872,997	4,059,197

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,135,478	9,594,083	9,594,083
		Common Stock Purchase Warrant (417,593 shares)		2,411,000	2,409,000
			11,135,478	12,005,083	12,003,083

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)	8,320,902	8,118,900	8,118,900
		Membership Interest Purchase Warrant (3.0%)		853,500	2,028,000
			8,320,902	8,972,400	10,146,900

IOS Acquisitions, Inc. (4%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	17,264,366	16,958,780	16,958,780
		Common Units (7,314 Class A Units)		1,699,847	1,262,000
			17,264,366	18,658,627	18,220,780

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Stock Warrants (112 shares)		58,995	1,754,000
				58,995	1,754,000

Magpul Industries Corp. (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	1,939,000
		Common Units (30,000 units)		30,000	5,961,000
				1,500,000	7,900,000

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.50% Cash, 2% PIK, Due 05/17)	12,000,000	11,775,430	11,775,430
			12,000,000	11,775,430	11,775,430

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,178,118	8,115,073	8,115,073
		Membership Units (1,216,204 units)		1,176,957	1,331,000
			8,178,118	9,292,030	9,446,073

Media Temple, Inc. (3%)*	Web Hosting Services	Convertible Note (8% Cash, 6% PIK, Due 04/15)	4,000,001	4,626,721	8,312,000
		Common Stock Purchase Warrant (35,000 shares)		1,251,000	3,636,000
			4,000,001	5,877,721	11,948,000

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,777,399	10,634,493	10,634,493
		Class A-2 Common Units (1,580,559 units)		1,580,599	1,444,000
			10,777,399	12,215,092	12,078,493

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16)	$5,685,558	$5,468,103	$2,064,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,685,558	5,972,010	2,064,000

My Alarm Center, LLC (3%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 09/17)	10,264,194	10,180,740	10,180,740
		Preferred Units (2,000,000 units)		2,000,000	2,100,000
			10,264,194	12,180,740	12,280,740

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,128,317	12,954,478	12,954,478
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,297,000
			13,128,317	14,454,478	14,251,478

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 12/16)	7,273,117	6,787,285	6,787,285
		Common Unit Purchase Warrants		590,200	718,000
			7,273,117	7,377,485	7,505,285

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,592,412	8,592,412
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,241,781	4,188,941	4,188,941
			12,991,781	12,781,353	12,781,353

Snacks Holding Corporation (2%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 5/20)	5,017,930	4,981,303	4,981,303
		Preferred A Units (22,368 units)		1,053,897	2,366,000
		Preferred B Units (10,380 units)		25,337	160,000
		Common Units (190,935 units)		150,000	1,175,000
		Common Stock Warrants (14,558 shares)		14,558	127,000
			5,017,930	6,225,095	8,809,303

Specialized Tech, Inc. (3%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/19)	11,636,828	11,404,337	11,416,720
		Common C Shares (2,000,000 shares)		1,937,421	1,939,488
			11,636,828	13,341,758	13,356,208

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	6,114,680	5,977,952	2,827,000
		Common Stock Purchase Warrants		123,800	—
			6,114,680	6,101,752	2,827,000

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants		20,000	301,000
				20,000	301,000

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

The Krystal Company (0%)*	Quick Service Restaurant	Class A Units of Limited Partnership (2,000 units)		—	1,375,000
				—	1,375,000

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	4,250,000	4,080,857	4,080,857
		Unit Purchase Warrant (316,858 units)		195,000	360,000
			4,250,000	4,275,857	4,440,857

Tomich Brothers, LLC (3%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 04/16)	12,221,591	12,022,613	12,022,613
			12,221,591	12,022,613	12,022,613

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		750,000	1,325,000
				750,000	1,325,000

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.0% PIK, Due 04/19)	8,284,654	8,158,889	8,158,889
		Series A Preferred Stock (10,000 units)		785,775	928,000
		Common Stock (50,000 units)		50,000	531,000
			8,284,654	8,994,664	9,617,889

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
TrustHouse Services Group, Inc. (0%)*	Food Management Services	Class A Units (1,557 units)		$69,302	$242,996
		Class B Units (82 units)		3,647	8,794
		Class E Units (838 units)		101,532	139,628
				174,481	391,418

Tulsa Inspection Resources, Inc. (3%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	$5,810,588	5,751,505	5,751,505
		Common Units (2 units)		337,925	897,000
		Common Stock Warrants (8 shares)		321,000	4,578,000
			5,810,588	6,410,430	11,226,505

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,071,773	9,283,557	9,283,557
		Class A Common Stock (177,935 shares)		1,999,989	807,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,324
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	193,000
			10,071,773	12,258,987	10,420,881

United Retirement Plan Consultants, Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 4% PIK, Due 09/16)	12,717,950	12,544,070	12,544,070
		Preferred A Units (90,000 units)		900,000	1,065,000
		Common Units (10,000 units)		100,000	—
			12,717,950	13,544,070	13,609,070

Water Pik, Inc. (2%)*	Branded Oral Health and Replacement Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	10,000,000	9,657,688	9,657,688
			10,000,000	9,657,688	9,657,688

Workforce Software, LLC (4%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,185,735	7,185,735
		Class B Preferred Units (1,020,000 units)		1,020,000	1,217,000
		Class C Preferred Units (624,253 units)		1,250,000	2,285,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	8,539,000
			8,000,000	10,408,035	19,226,735

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,300,379	20,063,926	20,063,926
		Common Points (3,000 points)		3,000,000	2,385,000
			20,300,379	23,063,926	22,448,926

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15)	6,389,456	5,904,000	250,000
		Royalty Rights		—	—
			6,389,456	5,904,000	250,000

Yellowstone Landscape Group, Inc. (7%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	30,056,250	30,056,250	30,056,250
			30,056,250	30,056,250	30,056,250

Subtotal Non–Control / Non–Affiliate Investments			463,176,708	499,409,391	519,185,426

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	8,829,526	8,690,999	8,690,999
		Convertible Preferred Interest in LLC		1,500,000	1,653,000
			8,829,526	10,190,999	10,343,999

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 6/16)	6,735,629	5,983,968	5,983,968
		Membership Units (6,516 units)		620,653	—
			6,735,629	6,604,621	5,983,968

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		302,886	556,618
		Class B Units (496 units)		—	295,642
				302,886	852,260

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/14)	$6,548,989	$6,548,987	$6,548,987
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	639,871	639,871	598,000
		Subordinated Note (7% Cash, Due 03/14)	941,798	941,798	758,000
		Membership Units (1,000,000 units)		8,203	556,000
		Options to Purchase Membership Units (342,407 units)		500,000	214,000
		Membership Unit Warrants (356,506 units)		—	—
			8,130,658	8,638,859	8,674,987

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,885,092	8,785,157	8,785,157
		Class A Units (80,000 units)		800,000	585,000
			8,885,092	9,585,157	9,370,157

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,377,906	10,234,996	10,234,996
		Common Stock (84 shares)		502,320	610,000
			10,377,906	10,737,316	10,844,996

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	2,280,000
				1,000,000	2,280,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Note (12% Cash, 4.5% PIK, Due 10/16)	4,477,349	4,427,382	4,427,382
		Jr. Subordinated Note (8% Cash, 2% PIK, Due 04/17)	1,051,547	1,038,746	1,038,746
		Preferred Units (233 units)		211,867	296,000
		Common B Units (3,000 units)		23,140	291,000
		Common A Units (1,652 units)		14,993	160,000
			5,528,896	5,716,128	6,213,128

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,368,580	11,189,311	11,189,311
		Member Units (1,000,000 units)		1,000,000	1,362,000
		Royalty Rights		—	75,000
			11,368,580	12,189,311	12,626,311

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	—
		Common Unit Warrants (2,220 units)		—	—
				200,000	—

Plantation Products, LLC (5%)*	Seed Manufacturing	Subordinated Notes (10.5% Cash, 7% PIK, Due 11/17)	14,517,231	14,341,182	14,341,182
		Preferred Units (4,312 units)		4,312,000	4,936,000
		Common Units (352,000 units)		88,000	3,711,000
			14,517,231	18,741,182	22,988,182

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops International (1%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	6,129,885	6,095,892	6,095,892
		Common Units (50 units)		500,000	341,000
			6,129,885	6,595,892	6,436,892

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	6,749,511	5,703,715	741,000
		Class A Units (1,000,000 units)		1,000,000	—
			6,749,511	6,703,715	741,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (985,372 units)		3,304,218	1,422,000
		Class C Preferred Units (1,444,475 units)		246,598	740,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,731,599	2,162,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Wythe Will Tzetzo, LLC (2%)*	Confectionary Goods Distributor	Series A Preferred Units (74,764 units)		$1,500,000	$6,215,000
		Common Unit Purchase Warrants (25,065 units)		301,510	1,826,000
				1,801,510	8,041,000

Subtotal Affiliate Investments			87,252,914	106,302,777	108,028,880

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (4.8% Cash, Due 09/16)	$1,289,887	1,289,887	1,289,887
		Senior Note-FCL (7.5% Cash, 2% PIK, Due 09/16)	1,189,281	1,189,279	1,047,000
		Senior Note-SPV (2.0% Cash, 5.4% PIK, Due 09/16)	1,049,747	1,007,272	141,000
		Members Interests-SPV (299,875 units)		—	—
			3,528,915	3,486,438	2,477,887

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15)	425,231	375,000	375,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,713,187	3,000,000	409,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,138,418	4,491,440	784,000

Subtotal Control Investments			7,667,333	7,977,878	3,261,887

Total Investments, September 30, 2013 (143%)*			$558,096,955	$613,690,046	$630,476,193
*    Fair value as a percent of net assets

(1)	All debt investments are income producing. Equity and equity-linked investments are non-income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

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
*    Fair value as a percent of net assets

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
The cost basis of our debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2013:
Subordinated debt and 2nd lien notes	$509,207,799	83%	$488,985,821	78%
Senior debt and 1st lien notes	34,284,476	5	34,142,197	5
Equity shares	58,603,134	10	76,959,572	12
Equity warrants	11,594,637	2	30,313,603	5
Royalty rights	—	—	75,000	—
	$613,690,046	100%	$630,476,193	100%
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%

During the three months ended September 30, 2013, the Company made five new investments totaling approximately $75.2 million and one investment in an existing portfolio company totaling approximately $0.1 million. During the nine months ended September 30, 2013, the Company made seven new investments totaling approximately $87.8 million and thirteen investments in existing portfolio companies totaling approximately $24.6 million.

During the three months ended September 30, 2012, the Company made eight new investments totaling approximately $71.9 million. During the nine months ended September 30, 2012, the Company made nineteen new investments totaling approximately $225.3 million and six investments in existing portfolio companies totaling approximately $3.2 million.
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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities as of September 30, 2013 are summarized as follows:

	Fair Value	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$482,178,821	Income Approach	Required Rate of Return	9.8% – 30.0%	14.8%
			Leverage Ratio	0.8x – 8.5x	3.7x
			Adjusted EBITDA	$0.8 million – $57.7 million	$14.4 million
Subordinated debt and 2nd lien notes	6,807,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.5x – 5.5x	4.9x
			Adjusted EBITDA	$0.5 million – $5.0 million	$1.3 million
Senior debt and 1st lien notes	34,142,197	Income Approach	Required Rate of Return	4.8% – 19.0%	14.4%
			Leverage Ratio	0.0x – 8.5x	2.9x
			Adjusted EBITDA	$0.8 million – $5.0 million	$2.5 million
Equity shares and warrants	107,273,175	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.0x – 10.0x	6.6x
			Adjusted EBITDA	$0.5 million – $61.2 million	$17.3 million
			Revenue Multiple	1.5x – 4.5x	3.7x
			Revenues	$8.2 million – $57.0 million	$46.5 million

The following table presents the Company’s investment portfolio at fair value as of September 30, 2013 and December 31, 2012, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$488,985,821	$488,985,821
Senior debt and 1st lien notes	—	—	34,142,197	34,142,197
Equity shares	—	—	76,959,572	76,959,572
Equity warrants	—	—	30,313,603	30,313,603
Royalty rights	—	—	75,000	75,000
	$—	$—	$630,476,193	$630,476,193

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$559,355,550	$559,355,550
Senior debt and 1st lien notes	—	—	46,576,994	46,576,994
Equity shares	—	—	78,979,179	78,979,179
Equity warrants	—	—	21,759,000	21,759,000
Royalty rights	—	—	132,000	132,000
	$—	$—	$706,802,723	$706,802,723

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012:

Nine Months Ended September 30, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	94,654,025	8,500,000	7,105,344	2,146,000	—	112,405,369
Reclassifications	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(19,454,275)	(1,427,011)	—	(20,881,286)
Loan origination fees received	(1,081,431)	(140,000)	—	—	—	(1,221,431)
Principal repayments received	(176,684,897)	(12,546,819)	—	—	—	(189,231,716)
PIK interest earned	12,187,919	789,341	—	—	—	12,977,260
PIK interest payments received	(11,010,028)	(507,608)	—	—	—	(11,517,636)
Accretion of loan discounts	1,144,867	—	—	—	—	1,144,867
Accretion of deferred loan origination revenue	3,230,179	217,256	—	—	—	3,447,435
Realized gain	(4,581,707)	—	10,003,836	914,551	—	6,336,680
Unrealized gain (loss)	3,001,775	22,602	325,488	6,921,063	(57,000)	10,213,928
Fair value, end of period	$488,985,821	$34,142,197	$76,959,572	$30,313,603	$75,000	$630,476,193

Nine Months Ended September 30, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	196,117,782	9,161,883	21,678,540	1,552,317	—	228,510,522
Proceeds from sales of investments	—	—	(7,554,964)	(818,732)	(874,400)	(9,248,096)
Loan origination fees received	(3,365,896)	(200,000)	—	—	—	(3,565,896)
Principal repayments received	(97,223,732)	(7,426,252)	—	—	—	(104,649,984)
PIK interest earned	9,840,162	1,145,521	—	—	—	10,985,683
PIK interest payments received	(4,838,397)	(645,984)	—	—	—	(5,484,381)
Accretion of loan discounts	1,239,138	243,569	—	—	—	1,482,707
Accretion of deferred loan origination revenue	2,195,586	201,689	—	—	—	2,397,275
Realized gains	230,034	—	4,208,506	785,132	—	5,223,672
Unrealized gain (loss)	(12,031,319)	477,213	5,994,599	4,075,983	63,400	(1,420,124)
Fair value, end of period	$479,332,414	$62,931,834	$68,298,705	$20,638,000	$109,000	$631,309,953

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Statements of Operations. Pre-tax net unrealized gains on investments of $5.1 million and $6.2 million, respectively, during the three and nine months ended September 30, 2013 were related to portfolio company investments that were still held by the Company as of September 30, 2013. Pre-tax net unrealized gains (losses) on investments of $0.3 million and ($1.0) million, respectively, during the three and nine months ended September 30, 2012 were related to portfolio company investments that were still held by the Company as of September 30, 2012.
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

Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both September 30, 2013 and December 31, 2012, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2013 and December 31, 2012, the Company’s largest single portfolio company investment represented approximately 4.8% and 3.9%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income, and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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

Investments Denominated in Foreign Currency
As of September 30, 2013, the Company held an investment in one portfolio company that was denominated in Canadian dollars.
At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into United States dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into United States dollars using the rates of exchange prevailing on the respective dates of such transactions.
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not isolate that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in our unaudited consolidated statements of operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the United States dollar.

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
For federal income tax purposes, the cost of investments owned as of September 30, 2013 and December 31, 2012 was approximately $616.5 million and $704.0 million, respectively.

4. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2013 and December 31, 2012:

Issuance/Pooling Date	Maturity Date	Interest Rate as of September 30, 2013	September 30, 2013	December 31, 2012
SBA-Guaranteed Debentures:
September 24, 2008	September 1, 2018	N/A	$—	$20,500,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
SBA-Guaranteed LMI Debenture:
September 14, 2010	March 1, 2016	2.508%	7,348,889	7,214,579
Credit Facility:
June 26, 2013	September 17, 2017	4.025%	11,636,928	—
Notes:
March 2, 2012	March 15, 2019	7.000%	69,000,000	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
			$354,375,817	$363,104,579
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
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the nine months ended September 30, 2013 and 2012, the Company prepaid approximately $20.5 million and $40.8 million, respectively, of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.4 million and $0.8 million, respectively.
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of September 30, 2013, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. As of September 30, 2013, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of September 30, 2013, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2013 and December 31, 2012 was 4.07% and 4.05%, respectively. As of September 30, 2013, all SBA debentures were pooled. The weighted average interest rate as of December 31, 2012 included $183.6 million of pooled SBA-guaranteed debentures with a weighted average fixed rate of 4.48% and $30.0 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.42%.
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2013 and December 31, 2012, the carrying amounts of the SBA-guaranteed debentures were approximately $193.2 million and $213.6 million, respectively. As of September 30, 2013 and December 31, 2012, the fair values of the SBA-guaranteed debentures were $205.0 million and $228.4 million, respectively.
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
As of September 30, 2013, the Company had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($11.6 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the credit facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2012, the Company had no borrowings outstanding under the Prior Facility.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2013, the fair value of the borrowings outstanding under the Credit Facility was $11.6 million.

As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a business development company. As of September 30, 2013, the Company was in compliance with all covenants of the Credit Facility.
Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of both September 30, 2013 and December 31, 2012, the carrying amount of the 2019 Notes was approximately $69.0 million. As of September 30, 2013 and December 31, 2012, the fair values of the 2019 Notes were $70.5 million and $72.6 million, respectively.
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "2022 Notes") and in November 2012, issued $10.5 million of 2022 Notes pursuant to the exercise of an over-allotment option. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015.  The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of both September 30, 2013 and December 31, 2012, the carrying amount of the 2022 Notes was approximately $80.5 million. As of September 30, 2013 and December 31, 2012, the fair values of the 2022 Notes were $78.2 million and $78.1 million, respectively. The fair values of the 2019 Notes and the 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
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
The following table presents information with respect to the Plan for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	290,198	$18.52	359,555	$15.39
Shares granted during the period	309,430	$28.66	235,086	$19.00
Shares vested during the period	(7,455)	$20.12	(140,464)	$13.42
Unvested shares, end of period	592,173	$23.80	454,177	$17.87

In the three and nine months ended September 30, 2013, the Company recognized equity-based compensation expense of approximately $1.1 million and $2.8 million, respectively. In the three and nine months ended September 30, 2012, the Company recognized equity-based compensation expense of approximately $0.7 million and $2.1 million, respectively. This expense is included in general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2013, there was approximately $11.3 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.
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

6. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Per share data:
Net asset value at beginning of period	$15.30	$14.68
Net investment income(1)	1.75	1.59
Net realized gains(1)	0.23	0.20
Net unrealized appreciation (depreciation)(1)	0.32	(0.08)
Total increase from investment operations(1)	2.30	1.71
Cash dividends/distributions declared	(1.62)	(1.49)
Shares issued pursuant to Dividend Reinvestment Plan	0.03	0.03
Common stock offerings	—	0.54
Stock-based compensation	(0.07)	(0.09)
Loss on extinguishment of debt(1)	(0.01)	(0.03)
Income tax benefit(1)	0.02	—
Other(2)	(0.01)	(0.02)
Net asset value at end of period	$15.94	$15.33
Market value at end of period(3)	$29.37	$25.66
Shares outstanding at end of period	27,678,286	27,320,385
Net assets at end of period	$441,265,505	$418,702,605
Average net assets	$430,834,263	$401,118,293
Ratio of total expenses to average net assets (annualized)	9.52%	7.74%
Ratio of net investment income to average net assets (annualized)	14.94%	14.00%
Portfolio turnover ratio	16.72%	20.59%
Total return(4)	21.58%	42.00%
Supplemental Data:
Efficiency ratio(5)	19.81%	18.01%

(1)	Weighted average basic per share data.

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

7. SUBSEQUENT EVENTS
On October 7, 2013, the Company invested $2.3 million in first lien senior debt of SRC, Inc. (“SRC”), bringing the Company’s total debt investments in SRC at cost to approximately $8.3 million (including the Company’s $6.0 million in SRC subordinated notes held as of September 30, 2013). On October 28, 2013, SRC filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, the Company placed its $6.0 million in SRC subordinated notes, which were on PIK non-accrual status for the quarter ended September 30, 2013, on non-accrual status effective October 1, 2013. Additionally, as part of the bankruptcy process and subsequent reorganization, the Company has committed to fund a debtor-in-possession credit facility to SRC totaling approximately $2.0 million.

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
Our business is to provide capital to lower middle market companies in the United States. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $200.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $35.0 million.
We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies. Our investments generally range from $5.0 million to $35.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of September 30, 2013 and December 31, 2012, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 14.3% and 14.6%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 12.8% and 13.3% as of September 30, 2013 and December 31, 2012, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.4% and 12.9% as of September 30, 2013 and December 31, 2012 respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $630.5 million as of September 30, 2013, as compared to $706.8 million as of December 31, 2012. As of September 30, 2013, we had investments in 78 portfolio companies with an aggregate cost of $613.7 million. As of December 31, 2012, we had investments in 82 portfolio companies with an aggregate cost of $700.2 million. As of both September 30, 2013 and December 31, 2012, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2013 and December 31, 2012, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2013:
Subordinated debt and 2nd lien notes	$509,207,799	83%	$488,985,821	78%
Senior debt and 1st lien notes	34,284,476	5	34,142,197	5
Equity shares	58,603,134	10	76,959,572	12
Equity warrants	11,594,637	2	30,313,603	5
Royalty rights	—	—	75,000	—
	$613,690,046	100%	$630,476,193	100%
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%

Investment Activity
During the nine months ended September 30, 2013, we made seven new investments totaling approximately $87.8 million, debt investments in ten existing portfolio companies totaling approximately $21.3 million and equity investments in five existing portfolio companies totaling approximately $3.3 million. We had seventeen portfolio company loans repaid at par of approximately $169.7 million resulting in realized gains of $1.2 million and received normal principal repayments and partial loan prepayments totaling approximately $17.9 million in the nine months ended September 30, 2013. We had three portfolio company loans settled at less than par with proceeds totaling approximately $1.7 million and recognized realized losses of $5.7 million. In addition, we received proceeds related to the sales of certain equity securities totaling $20.8 million and recognized net realized gains on such sales totaling approximately $10.8 million in the nine months ended September 30, 2013.

During the nine months ended September 30, 2012, we made nineteen new investments totaling approximately $225.3 million, debt investments in four existing portfolio companies totaling approximately $2.6 million and equity investments in three existing portfolio companies totaling approximately $0.6 million. We had eleven portfolio company loans repaid at par totaling approximately $96.9 million and received normal principal repayments and partial loan prepayments totaling approximately $7.7 million in the nine months ended September 30, 2012. In addition, we received proceeds related to the sale of certain equity securities totaling $9.2 million and realized gains totaling approximately $5.2 million in the nine months ended September 30, 2012.

Total portfolio investment activity for the nine months ended September 30, 2013 and 2012 was as follows:

Nine Months Ended September 30, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	94,654,025	8,500,000	7,105,344	2,146,000	—	112,405,369
Reclassifications	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(19,454,275)	(1,427,011)	—	(20,881,286)
Loan origination fees received	(1,081,431)	(140,000)	—	—	—	(1,221,431)
Principal repayments received	(176,684,897)	(12,546,819)	—	—	—	(189,231,716)
PIK interest earned	12,187,919	789,341	—	—	—	12,977,260
PIK interest payments received	(11,010,028)	(507,608)	—	—	—	(11,517,636)
Accretion of loan discounts	1,144,867	—	—	—	—	1,144,867
Accretion of deferred loan origination revenue	3,230,179	217,256	—	—	—	3,447,435
Realized gain	(4,581,707)	—	10,003,836	914,551	—	6,336,680
Unrealized gain (loss)	3,001,775	22,602	325,488	6,921,063	(57,000)	10,213,928
Fair value, end of period	$488,985,821	$34,142,197	$76,959,572	$30,313,603	$75,000	$630,476,193
Weighted average yield on debt investments at end of period(1)						14.3%
Weighted average yield on total investments at end of period(1)						12.8%
Weighted average yield on total investments at end of period						12.4%

(1)	Excludes non-accrual debt investments.

Nine Months Ended September 30, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	196,117,782	9,161,883	21,678,540	1,552,317	—	228,510,522
Proceeds from sales of investments	—	—	(7,554,964)	(818,732)	(874,400)	(9,248,096)
Loan origination fees received	(3,365,896)	(200,000)	—	—	—	(3,565,896)
Principal repayments received	(97,223,732)	(7,426,252)	—	—	—	(104,649,984)
PIK interest earned	9,840,162	1,145,521	—	—	—	10,985,683
PIK interest payments received	(4,838,397)	(645,984)	—	—	—	(5,484,381)
Accretion of loan discounts	1,239,138	243,569	—	—	—	1,482,707
Accretion of deferred loan origination revenue	2,195,586	201,689	—	—	—	2,397,275
Realized gains	230,034	—	4,208,506	785,132	—	5,223,672
Unrealized gain (loss)	(12,031,319)	477,213	5,994,599	4,075,983	63,400	(1,420,124)
Fair value, end of period	$479,332,414	$62,931,834	$68,298,705	$20,638,000	$109,000	$631,309,953
Weighted average yield on debt investments at end of period(1)						14.7%
Weighted average yield on total investments at end of period(1)						13.4%
Weighted average yield on total investments at end of period						13.1%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2013, the fair value of our non-accrual assets was approximately $1.8 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $15.0 million, which comprised 2.4% of the total cost of our portfolio. As of December 31, 2012, the fair value of our non-accrual assets was approximately $2.4 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $14.9 million, which comprised 2.1% of the total cost of our portfolio.
Our non-accrual assets as of September 30, 2013 were as follows:
Gerli and Company
In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. In addition, we invested $375,000 in a Gerli senior subordinated note. Under the terms of the notes, interest on the notes is payable only if Gerli meets certain covenants, which they were not compliant with as of September 30, 2013. In the nine months ended September 30, 2013, we recognized unrealized depreciation on our debt investments in Gerli of approximately $0.1 million. As of September 30, 2013, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $0.8 million.
Venture Technology Groups, Inc.
In November 2012, we placed our debt investment in Venture Technology Groups, Inc., or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in VTG for financial reporting purposes. During the nine months ended September 30, 2013, we recorded unrealized depreciation of $0.8 million on our debt investment in VTG. As of September 30, 2013, the cost of our debt investment in VTG was $5.7 million and the fair value of such investment was $0.7 million.

Xchange Technology Groups, LLC
In March 2013, we placed our debt investment in Xchange Technology Groups, LLC, or XTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in XTG for financial reporting purposes. During the nine months ended September 30, 2013, we recorded unrealized depreciation of $1.3 million on our debt investment in XTG. As of September 30, 2013, the cost of our debt investment in XTG was $5.9 million and the fair value of such investment was $0.3 million. In October 2013, XTG filed for bankruptcy protection under Canada's Bankruptcy and Insolvency Act and under Chapter 15 of the United States Bankruptcy Code.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of September 30, 2013, we had debt investments in three portfolio companies (our subordinated notes to Minco Technology Labs, LLC, SRC, Inc. and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of September 30, 2013, the fair value of these debt investments was approximately $5.0 million, or 0.8% of the total fair value of our portfolio and the cost of these assets was approximately $12.5 million, or 2.0% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended September 30, 2013 and September 30, 2012
Investment Income
For the three months ended September 30, 2013, total investment income was $27.3 million, a 12% increase from $24.3 million of total investment income for the three months ended September 30, 2012. This increase was primarily attributable to a $3.0 million increase in total loan interest (including PIK interest), fee and dividend income. The increase in total loan interest, fee and dividend income was due to (i) an increase in non-recurring fee income of approximately $1.7 million, (ii) an increase in non-recurring dividend income of approximately $1.8 million and (iii) non-recurring PIK interest income of approximately $0.6 million in the three months ended September 30, 2013, partially offset by a decrease in loan interest of approximately $1.1 million due to a decrease in the weighted average yield on our outstanding investments during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Non-recurring fee income was $3.2 million for the three months ended September 30, 2013 as compared to $1.5 million for the three months ended September 30, 2012, and non-recurring dividend income was $2.5 million for the three months ended September 30, 2013 as compared to $0.7 million for the three months ended September 30, 2012.
Operating Expenses
For the three months ended September 30, 2013, operating expenses increased by 25% to $10.5 million from $8.5 million for the three months ended September 30, 2012. Our operating expenses consist of interest and other debt financing fees and general and administrative expenses.
For the three months ended September 30, 2013, interest and other debt financing fees increased by 23% to $5.0 million from $4.0 million for the three months ended September 30, 2012. The increase in interest and other debt financing fees was related to (i) interest on our 2022 Notes, which were issued in the fourth quarter of 2012, of approximately $1.3 million for the quarter ended September 30, 2013 and (ii) an increase of $0.1 million in amortization of deferred financing fees related to costs associated with the 2022 Notes, partially offset by lower interest expense related to SBA-guaranteed debentures in the quarter ended September 30, 2013 versus the quarter ended September 30, 2012. The decrease in interest expense on SBA-guaranteed debentures was related to lower SBA loan balances and lower weighted average rates on outstanding SBA-guaranteed debentures for the quarter ended September 30, 2013 as compared to loan balances and weighted average rates on outstanding SBA-guaranteed debentures for the quarter ended September 30, 2012.
Our general and administrative expenses are primarily influenced by compensation, headcount and levels of business activity. Our compensation expenses include salaries, discretionary compensation, equity-based compensation and benefits. Discretionary compensation is significantly impacted by our level of total investment income, our investment results including investment realizations, prevailing labor markets and the external environment. As a result of these and other factors, our compensation expense can fluctuate materially from period to period. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.
For the three months ended September 30, 2013, general and administrative expenses increased by 26% to $5.5 million from $4.4 million for the three months ended September 30, 2012. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) increased to 20.3% for the three months ended September 30, 2013 from 18.1% for the three months ended September 30, 2012. The increase in general and administrative expenses in the quarter ended September 30, 2013 was primarily related to increased discretionary compensation related to successful investment performance and investment realization, as well as increased equity-based compensation expenses.

Net Investment Income
As a result of the $3.0 million increase in total investment income and the $2.1 million increase in expenses, net investment income increased by 6% to $16.8 million for the three months ended September 30, 2013 as compared to $15.9 million for the three months ended September 30, 2012.
Net Increase in Net Assets Resulting from Operations
In the three months ended September 30, 2013, we realized gains on the sales/repayments of three non-control/non-affiliate investments totaling approximately $1.0 million. In addition, during the three months ended September 30, 2013, we recorded net unrealized appreciation of investments totaling $4.9 million, consisting of unrealized appreciation on our current portfolio of approximately $4.7 million and unrealized appreciation reclassification adjustments of $0.2 million related to the realized gains and losses noted above.
In the three months ended September 30, 2012, we realized a gain on the sale of one affiliate investment of approximately $0.8 million and gains on the sales of two non-control/non-affiliate investments totaling approximately $0.8 million. In addition, during the three months ended September 30, 2012, we recorded net unrealized depreciation of investments totaling approximately $0.6 million, consisting of unrealized appreciation on our current portfolio of approximately $0.1 million and unrealized depreciation reclassification adjustments of $0.7 million related to the realized gains and losses noted above.
In the three months ended September 30, 2012, we recognized a non-cash loss on the extinguishment of debt of approximately $0.6 million related to a prepayment of SBA-guaranteed debentures.
As a result of these events, our net increase in net assets resulting from operations was $23.2 million for the three months ended September 30, 2013, an increase of 43% from the net increase in net assets resulting from operations of $16.2 million for the three months ended September 30, 2012.
Comparison of nine months ended September 30, 2013 and September 30, 2012
Investment Income
For the nine months ended September 30, 2013, total investment income was $79.0 million, a 21% increase from $65.4 million of total investment income for the nine months ended September 30, 2012. This increase was primarily attributable to a $13.8 million increase in total loan interest (including PIK interest), fee and dividend income. The increase in total loan interest, fee and dividend income was due to (i) a increase in our average portfolio investments outstanding from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, (ii) an increase in non-recurring fee income of approximately $3.6 million, (iii) an increase in non-recurring dividend income of approximately $2.7 million and (iv) non-recurring PIK income of approximately $0.6 million in the nine months ended September 30, 2013. Non-recurring fee income was approximately $6.5 million for the nine months ended September 30, 2013 as compared to $2.9 million for the nine months ended September 30, 2012, and non-recurring dividend income was approximately $3.6 million for the nine months ended September 30, 2013 as compared to $0.9 million for the nine months ended September 30, 2012.
Operating Expenses
For the nine months ended September 30, 2013, operating expenses increased by 32% to $30.8 million from $23.3 million for the nine months ended September 30, 2012. Our operating expenses consist of interest and other debt financing fees and general and administrative expenses.
For the nine months ended September 30, 2013, interest and other debt financing fees increased by 31% to $15.1 million from $11.5 million for the nine months ended September 30, 2012. The increase in interest and other debt financing fees was related to (i) an increase in interest on our 2019 Notes, which were issued in the first quarter 2012, of approximately $0.8 million, (ii) interest on our 2022 Notes, which were issued in the fourth quarter of 2012, of approximately $3.8 million for the nine months ended September 30, 2013 and (iii) an increase of $0.7 million in amortization of deferred financing fees related to costs associated with the 2019 and 2022 Notes, partially offset by lower interest expense related to SBA-guaranteed debentures in the nine months ended September 30, 2013 versus the nine months ended September 30, 2012. The decrease in interest expense on SBA-guaranteed debentures related to lower SBA loan balances and lower weighted average rates on outstanding SBA-guaranteed debentures for the nine months ended September 30, 2013 as compared to loan balances and weighted average rates on outstanding SBA-guaranteed debentures for the nine months ended September 30, 2012.
Our general and administrative expenses are primarily influenced by compensation, headcount and levels of business activity. Our compensation expenses include salaries, discretionary compensation, equity-based compensation and benefits. Discretionary compensation is significantly impacted by our level of total investment income, our investment results including investment realizations, prevailing labor markets and the external environment. As a result of these and other factors, our compensation expense can fluctuate materially from period to period. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.

For the nine months ended September 30, 2013, general and administrative expenses increased by 33% to $15.7 million from $11.8 million for the nine months ended September 30, 2012. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) increased to 19.8% for the nine months ended September 30, 2013 from 18.0% for the nine months ended September 30, 2012. The increase in general and administrative expenses for the nine months ended September 30, 2013 was primarily related to increased discretionary compensation related to successful investment performance and investment realization, as well as increased equity-based compensation expenses.
Net Investment Income

As a result of the $13.6 million increase in total investment income and the $7.5 million increase in expenses, net investment income increased by 15% to $48.3 million for the nine months ended September 30, 2013 as compared to net investment income of $42.1 million for the nine months ended September 30, 2012.

Net Increase/Decrease in Net Assets Resulting from Operations

In the nine months ended September 30, 2013, we realized a gain on the sale of one control investment of approximately $0.7 million, a loss on the repayment of one control investment of approximately $3.0 million, gains on the sales of three affiliate investments of approximately $8.1 million, a loss on the repayment of one affiliate investment of approximately $3.4 million and gains on the sales/repayments of ten non-control/non-affiliate investments totaling approximately $4.0 million. In addition, during the nine months ended September 30, 2013, we recorded net unrealized appreciation of investments totaling $8.8 million, consisting of unrealized appreciation on our current portfolio of approximately $12.4 million and unrealized depreciation reclassification adjustments of $3.6 million related to the realized gains and losses noted above.

In the nine months ended September 30, 2012, we realized a gain on the sale of one control investment of approximately $0.8 million, a gain on the sale of one affiliate investment of approximately $0.8 million, gains on the sales of four non-control/non-affiliate investments totaling approximately $3.4 million and a gain on the repayment of one non-control/non-affiliate investment totaling approximately $0.2 million. In addition, during the nine months ended September 30, 2012, we recorded net unrealized depreciation of investments totaling $2.0 million, consisting of unrealized appreciation on our current portfolio of approximately $1.7 million and unrealized depreciation reclassification adjustments of $3.7 million related to the realized gains and losses noted above.

During the nine months ended September 30, 2013 and September 30, 2012, we recognized losses on extinguishment of debt of approximately $0.4 million and $0.8 million, respectively, related to prepayments of SBA-guaranteed debentures.

As a result of these events, our net increase in net assets resulting from operations was $63.4 million for the nine months ended September 30, 2013, an increase of 43% from the net increase in net assets resulting from operations of $44.5 million for the nine months ended September 30, 2012.

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
Cash Flows
For the nine months ended September 30, 2013, we experienced a net increase in cash and cash equivalents in the amount of $87.7 million. During that period, our operating activities generated $139.6 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $210.1 million, partially offset by purchases of portfolio investments of $112.4 million. In addition, financing activities reduced cash by $51.9 million, consisting primarily of cash dividends paid in the amount of $42.3 million and voluntary prepayments of SBA-guaranteed debentures of $20.5 million, partially offset by borrowings under our credit facility of $11.6 million. As of September 30, 2013, we had $160.0 million of cash and cash equivalents on hand.

For the nine months ended September 30, 2012, we experienced a net decrease in cash and cash equivalents in the amount of $6.8 million. During that period, our operating activities used $80.2 million in cash, consisting primarily of new portfolio investments of $228.5 million, partially offset by repayments received from portfolio companies totaling $113.9 million. In addition, financing activities provided $73.5 million of cash, consisting primarily of proceeds from a public common stock offering of $77.1 million, net proceeds from a public offering of 2019 Notes of $66.7 million and credit facility borrowings of $26.0 million, partially offset by cash dividends paid in the amount of $38.1 million, voluntary prepayments of SBA-guaranteed debentures of $40.8 million and a repayment of borrowings under our credit facility of $15.0 million. As of September 30, 2012, we had $60.1 million of cash and cash equivalents on hand.
Financing Transactions
Due to Triangle SBIC’s and Triangle SBIC II’s status as licensed SBICs, Triangle SBIC and Triangle SBIC II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $225.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be prepaid at any time, without penalty.
As of September 30, 2013, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of September 30, 2013, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2013 was 4.07%. As of September 30, 2013, all SBA debentures were pooled.
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
As of September 30, 2013, we had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($11.6 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the credit facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted. As of December 31, 2012, we had no borrowings outstanding under the Prior Facility.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii)

maintaining its status as a regulated investment company and as a business development company. As of September 30, 2013 we were in compliance with all covenants of the Credit Facility.
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
Current Market Conditions
We were able to secure access to additional liquidity in 2012, including public offerings of common stock and debt securities, new leverage through SBA-guaranteed debentures and entering into an expanded credit facility, and in 2013, were able to amend our credit facility to extend the term by one year. There can be no assurances, however, that the current market conditions will continue and that debt or equity capital will be available to us in the future on favorable terms, if it all. In 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions and the government take-over of the nation's two largest government-sponsored mortgage companies. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, recent U.S. budget deficit concerns and uncertainty regarding potential federal spending cuts and the federal debt ceiling, together with continued signs of deteriorating sovereign debt conditions in Europe, have increased the possibility that these unfavorable conditions in the debt and equity capital markets may reoccur in the future and could then continue for a prolonged period of time.

Recent Developments
On October 7, 2013, we invested $2.3 million in first lien senior debt of SRC, Inc. (“SRC”), bringing our total debt investments in SRC at cost to approximately $8.3 million (including our $6.0 million in SRC subordinated notes held as of September 30, 2013). On October 28, 2013, SRC filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result of the filing, we placed our $6.0 million in SRC subordinated notes, which were on PIK non-accrual status for the quarter ended September 30, 2013, on non-accrual status effective October 1, 2013. Additionally, as part of the bankruptcy process and subsequent reorganization, we have committed to fund a debtor-in-possession credit facility to SRC totaling approximately $2.0 million.

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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
During 2011, we experienced a $6.4 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments. In 2012, we experienced a $1.7 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $4.6 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses. In the first nine months of 2013, we experienced a $12.4 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $3.6 million of unrealized depreciation reclassification adjustments related to certain realized gains.
As of September 30, 2013, the fair value of our non-accrual assets was approximately $1.8 million, which comprised approximately 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $15.0 million, or 2.4% of the total cost of our portfolio.
In addition to our non-accrual assets, as of September 30, 2013, we had debt investments in three portfolio companies (our subordinated notes to Minco Technology Labs, LLC, SRC Inc. and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of September 30, 2013, the fair value of these debt investments was approximately $5.0 million, or 0.8% of the total fair value of our portfolio and the cost of these assets was approximately $12.5 million, or 2.0% of the total cost of our portfolio.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2013, we were not a party to any hedging arrangements.
As of September 30, 2013, approximately 94.7%, or $514.8 million (at cost), of our debt portfolio investments bore interest at fixed rates and approximately 5.3%, or $28.7 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and all of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of approximately $0.6 million on an annual basis. All of our SBA-guaranteed debentures, our 2019 Notes and our 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%.
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

We may also have exposure to foreign currencies (Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of September 30, 2013, we had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($11.6 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.
In addition to the risks below and the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition or operating results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget could have a material adverse effect on our financial condition and stock price.
On October 16, 2013, the U.S. Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our financial condition and stock price.
On August 5, 2011, Standard & Poor’s downgraded its long-term sovereign credit rating on the U.S. to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.
The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and deteriorating sovereign debt conditions in Europe, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, negatively impact our ability to access the capital markets on favorable terms, decrease our ability to borrow under our line of credit or result in a decision by other lenders not to extend credit to us. In addition, the broader financial turmoil and uncertainty may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our financial condition and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
None.

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

TRIANGLE CAPITAL CORPORATION

Date:	November 6, 2013	/s/ Garland S. Tucker, III
Garland S. Tucker, III
Chief Executive Officer and
Chairman of the Board of Directors

Date:	November 6, 2013	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date:	November 6, 2013	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

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