Form 10-K
period 2013-12-31
Triangle Capital CORP
filed 2014-02-26
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Registrant’s telephone number, including area code:
(919) 719-4770
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The New York Stock Exchange
7.00% Notes Due 2019	The New York Stock Exchange
6.375% Notes Due 2022	The New York Stock Exchange
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013 was $732,081,375.
The number of shares outstanding of the registrant’s common stock on February 24, 2014 was 27,876,588.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

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
Overview of our Business
We are a specialty finance company that provides customized financing to lower middle market companies located primarily in the United States. We define lower middle market companies as those having annual revenues between $10.0 million and $250.0 million. Our investment objective is to seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies.
We focus on investments in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $200.0 million and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $3.0 million and $35.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.
Our investments generally range from $5.0 to $35.0 million per portfolio company. In certain situations, we may partner with other funds to provide larger financing commitments. We operate Triangle SBIC and Triangle SBIC II as SBICs and utilize the proceeds from the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2013, we had investments in 79 portfolio companies, with an aggregate cost of approximately $653.8 million.

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

•
Focusing on Underserved Markets.    The lower middle market has traditionally been underserved. We believe that operating margin and growth pressures, as well as regulatory concerns, have caused financial institutions to de-emphasize services to lower middle market companies in favor of larger corporate clients and more liquid capital market transactions. We believe these dynamics have resulted in the financing market for lower middle market companies to be underserved, providing us with greater investment opportunities.

•
Providing Customized Financing Solutions.    We offer a variety of financing structures and have the flexibility to structure our investments to meet the needs of our portfolio companies. Typically we invest in subordinated debt securities, coupled with equity interests. We believe our ability to customize financing arrangements makes us an attractive partner to lower middle market companies.

•
Leveraging the Experience of Our Management Team.    Our senior management team has extensive experience advising, investing in, lending to and operating companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies in the capacity of executive officers. We believe this diverse experience provides us with an in depth understanding of the strategic, financial and operational challenges and opportunities of the lower middle market companies in which we invest. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

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

•
Financing Our Investment Portfolio with Long-Term Capital. In addition to proceeds from sales of shares of our common stock and proceeds from issuance of SBA-guaranteed debentures by our SBIC subsidiaries, we have outstanding unsecured notes with original terms of seven to ten years.

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

Investments
Debt Investments
We tailor the terms of our debt investments to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. To that end, we typically seek board observation rights with each of our portfolio companies and offer managerial assistance. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions and put rights. We typically include a prepayment penalty structure to enhance our potential total return on our investments.
We invest primarily in subordinated notes and, on a more limited basis, invest in senior secured debt. Subordinated notes are junior to senior secured debt. Our subordinated debt investments and senior secured debt investments generally have terms of three to seven years, do not have scheduled amortization and are due at maturity. Our subordinated debt investments generally provide for fixed interest rates between 12.0% and 17.0% per annum. In addition, our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 350 basis points to LIBOR plus 950 basis points per annum. Our subordinated debt investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment-in-kind (“PIK”) interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as such income is taxable in the year accrued, and we may have to borrow money or raise additional capital in order to meet the requirement of generally having to pay out at least 90.0% of our taxable income to continue to qualify as a Regulated Investment Company, or RIC, for U.S. federal income tax purposes. At December 31, 2013, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 14.1%, the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 12.8% and the weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.4%.
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
Equity Investments
We may acquire equity interests in portfolio companies. We generally seek to structure our equity investments as non-control investments to provide us with minority rights and event-driven or time-driven puts. We also seek to obtain registration rights in connection with these investments, which may include demand and “piggyback” registration rights, board seats and board observation rights. Our investments have in the past and may in the future contain a synthetic equity position pursuant to a formula typically setting forth royalty rights we may exercise in accordance with such formula.
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

•
Experienced Management Teams With Meaningful Equity Ownership.    Based on our prior investment experience, we believe that a management team with significant experience with a portfolio company or relevant industry experience and meaningful equity ownership is essential to the long-term success of the portfolio company. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment and enhances the value of our equity investment.

•
Strong Competitive Position.    We seek to invest in companies that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and compete in industries with barriers to entry. We also seek to invest in companies that exhibit a competitive advantage, which may help to protect their market position and profitability.

•
Varied Customer and Supplier Bases.    We prefer to invest in companies that have varied customer and supplier bases. Companies with varied customer and supplier bases are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

•
Significant Invested Capital.    We believe the existence of significant underlying equity value provides important support to investments. We look for portfolio companies that we believe have sufficient value beyond the layer of the capital structure in which we invest.

Investment Committees
Triangle Capital Corporation has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Capital Corporation or any of its subsidiaries, other than investments made by Triangle SBIC and Triangle SBIC II. The members of the Triangle Capital Corporation investment committee are Messrs. Garland S. Tucker, III, E. Ashton Poole, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and David F. Parker.
Triangle SBIC has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC. The members of Triangle SBIC’s investment committee are Messrs. Garland S. Tucker, III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and David F. Parker.
Triangle SBIC II has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC II. The members of Triangle SBIC II’s investment committee are Messrs. Garland S. Tucker, III, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn and Cary B. Nordan. For purposes of the discussion herein, any reference to the “investment committee” refers to the investment committees for each of Triangle Capital Corporation, Triangle SBIC and Triangle SBIC II.

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
Our investment process is summarized in the following chart:
Origination
The origination process for our investments includes sourcing, screening, preliminary due diligence, transaction structuring and negotiation. Our investment professionals utilize their extensive relationships with various financial sponsors, entrepreneurs, attorneys, accountants, investment bankers and other non-bank providers of capital to source transactions with prospective portfolio companies.
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

Portfolio Management and Investment Monitoring
Our investment professionals generally employ several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include the following specific processes, procedures and reports:

•	monthly and quarterly reviews of actual financial performance versus the corresponding period of the prior year and financial projections;

•	monthly and quarterly monitoring of all financial and other covenants;

•	reviews of senior lender loan compliance certificates, where applicable;

•	quarterly reviews of operating results and general business performance, including the preparation of a portfolio monitoring report which is distributed to members of our investment committee;

•	periodic face-to-face meetings with management teams and financial sponsors of portfolio companies;

•	attendance at portfolio company board meetings through board seats or observation rights; and

•	application of our investment rating system to each investment.
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
Our valuation process is led by our executive officers and managing directors. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent, third party valuation firms, Duff & Phelps, LLC and Lincoln Partners Advisors LLC (collectively, the “Valuation Firms”), to provide third-party reviews of certain investments, as described further below. In addition, all investment valuations are provided to our independent registered public accounting firm in connection with quarterly review procedures and the annual audit of our financial statements. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
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
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted, or Adjusted EBITDA, or revenues. Such inputs can be based on historical operating results, projections of future operating results, or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, we utilize the most recent portfolio company financial statements and forecasts available as of the valuation date. Management also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Additionally, we consider some or all of the following factors:

•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the size of the security held as it relates to the liquidity of the market for such security;

•	pending reorganization activity affecting the issuer, such as merger or debt restructuring;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	financial statements and reports from portfolio company senior management and ownership;

•	the type of security, the security’s cost at the date of purchase and any contractual restrictions on the disposition of the security;

•	information as to any transactions or offers with respect to the security and/or sales to third parties of similar securities;

•	the issuer’s ability to make payments and the type of collateral;

•	the current and forecasted earnings of the issuer;

•	statistical ratios compared to lending standards and to other similar securities;

•	pending public offering of common stock by the issuer of the security;

•	special reports prepared by analysts; and

•	any other factors we deem pertinent with respect to a particular investment.
Fair value measurements using the Enterprise Value Waterfall model can be sensitive to significant changes in one or more of the inputs. A significant increase in either the transaction multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher fair value for that security.
Income Approach
In valuing debt securities, we utilize an “Income Approach” model that considers factors including, but not limited to, (i) the stated yield on the debt security, (ii) the portfolio company’s current trailing twelve months, or TTM, Adjusted EBITDA as compared to the portfolio company’s historical or projected Adjusted EBITDA as of the date the investment was made and the portfolio company’s anticipated Adjusted EBITDA for the next twelve months of operations, (iii) the portfolio company’s current Leverage Ratio (defined as the portfolio company’s total indebtedness divided by Adjusted EBITDA) as compared to its Leverage Ratio as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt. In addition, we use a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. This risk rating system covers both qualitative and quantitative aspects of the business and the securities held.
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
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2013 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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

Employees
As of December 31, 2013, we employed twenty-five individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.
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

As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2011, 2012 and 2013 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

•	Our ability to use leverage as a means of financing our portfolio of investments is limited.
As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200.0%. For this purpose, senior securities include all borrowings (other than SBA leverage and certain other short-term borrowings) and any preferred stock we may issue in the future. Additionally, our ability to continue to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage test. Our SBIC subsidiaries cannot have outstanding more than an aggregate of $225.0 million of debenture leverage guaranteed by the SBA. While use of debenture leverage from the SBA may enhance returns if we meet our investment objective, our returns may be reduced or eliminated if the returns on investments by Triangle SBIC and Triangle SBIC II are less than the costs of operating them, including the costs of using debenture leverage.

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
In addition, under current SEC rules and regulations, BDCs may not grant options or restricted stock to directors who are not officers or employees of the BDC. Similarly, under the 1940 Act, BDCs cannot issue stock for services to their executive officers and employees other than options, warrants and rights to acquire capital stock. In March 2008, we received an exemptive relief order from the SEC that (a) permits us to grant restricted stock to our independent directors as a part of their compensation for service on our Board and (b) permits us to grant restricted stock in exchange for or in recognition of services by our executive officers and employees. In February 2013, the SEC issued a notice regarding our request for exemptive relief to amend this exemptive relief order to permit an increase in our annual grant of $30,000 of restricted stock to our non-employee directors to $50,000 of restricted stock based on the closing stock price of our common stock on the date of grant. On March 21, 2013, we received an order from the SEC granting such exemptive relief. We received stockholder approval for this amendment at the 2013 Annual Meeting of Stockholders.
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
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests required to maintain our qualification as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
Stockholders may, without charge, obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612 or by calling our investor relations department collect at (919) 719-4770.
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
We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures. See “Management — Compliance Policies and Procedures.”

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
The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in certain prohibited industries, and to certain “passive” (non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than 30.0% of the SBIC’s regulatory capital (as defined by the SBA) in any one portfolio company.
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
An SBIC (or group of SBICs under common control) can currently have outstanding at any time debentures guaranteed by the SBA in amounts up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. As of December 31, 2013, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million.
As of December 31, 2013, Triangle SBIC had issued approximately $118.7 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2013 was 4.07%. As of December 31, 2013, all SBA-guaranteed debentures were pooled.

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
SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA. Triangle SBIC and Triangle SBIC II were audited by the SBA during 2013, and there were no unresolved findings from the audit.
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

The New York Stock Exchange Corporate Governance Regulations
The NYSE has adopted corporate governance regulations that listed companies must comply with. We believe we currently are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.
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

•
a trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (ii) it has a valid election in place to be treated as a U.S. person.

For purposes of our discussion, a “Non-U.S. stockholder” means a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes).
If an entity treated as a partnership for U.S. federal income tax purposes (a “partnership”) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner or member and the activities of the partnership. A prospective stockholder that is a partner or member in a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.
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
Taxation as a RIC
Provided that we qualify as a RIC, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98.0% of our ordinary income for each calendar year, (ii) 98.2% of our capital gain net income for the calendar year and (iii) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.

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
In order to meet the 90% Income Test, we have established several special purpose corporations, and in the future may establish additional such corporations, to hold assets from which we do not anticipate earnings dividend, interest or other income under the 90% Income Test (the "Taxable Subsidiaries"). Any investments held through a Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Qualifying Assets” and “Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. Future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.
As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the entity is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the entity is not treated as a “qualified publicly traded partnership,”, however, the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.
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
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gain. Distributions of our “investment company taxable income” (which generally is our ordinary income excluding net capital gain) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for taxation at rates applicable to “qualifying dividends” at a maximum federal income tax rate of 20% provided that we properly report such distribution as “qualified dividend income” in a written statement furnished to our stockholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential rates applicable to qualified dividend income. Distributions of our net capital gain (which generally is our net long-term capital gain in excess of net short-term capital loss) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gain (at a maximum federal income tax rate of 20% in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gain to such U.S. stockholder.
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
For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in any such month and actually paid during

January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.
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
In general, non-corporate U.S. stockholders, including individuals, trusts and estates, are subject to U.S. federal income tax at a maximum rate of 20%) on their net capital gain, or the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital loss for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a noncorporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital loss for a year, but may carry back such losses for three years or carry forward such losses for five years.
Certain U.S. stockholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare tax on, among other things, dividends on, and capital gain from the sale or other disposition of, shares of our common stock.
A “publicly offered” RIC is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional dividend to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible only to individuals to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for AMT purposes. Because we anticipate that shares of our common stock will continue to be regularly traded on an established securities market, we believe that we will continue to qualify as a “publicly offered regulated investment company.”
We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a written statement detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualifying dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We may be required to withhold U.S. federal income tax, or backup withholding at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (i) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (ii) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.
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
Under U.S. Treasury regulations, if a stockholder recognizes a loss with respect to shares of our stock of $2 million or more for an individual, S corporation, trust or a partnership with at least one non-corporate partner or $10 million or more for a stockholder that is either a corporation or a partnership with only corporate partners in any single taxable year (or a greater loss over a combination of years), the stockholder must file with the IRS a disclosure statement on IRS Form 8886 (or successor form). Direct stockholders of portfolio securities in many cases are exempted from this reporting requirement, but under current guidance, stockholders of a RIC are not exempted. Future guidance may extend the current exception from this reporting requirement to stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. Stockholders should consult their own tax advisors to determine the applicability of these regulations in light of their individual circumstances.
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
If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. stockholders, generally at a maximum federal income tax rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
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
Since March 2009, the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and many public market indices have experienced positive total returns. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement since the second quarter of 2009. However, while financial conditions have improved, domestic unemployment rates remain high and economic activity in many areas remains subdued. In addition, there are early signs that many businesses and industries are experiencing inflationary pressures, both internationally and domestically.
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
The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, is to a certain degree subjective and dependent on the judgment of our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
Volatility or a prolonged disruption in the credit markets could materially damage our business.
We are required to record our assets at fair value, as determined in good faith by our Board of Directors in accordance with our valuation policy. As a result, volatility in the capital markets may adversely affect our valuations and our net asset value, even if we intend to hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 200% of total indebtedness immediately after each time we incur indebtedness exclusive of the SBA-guaranteed debentures pursuant to our SEC exemptive relief. Shrinking portfolio values negatively impact our ability to borrow additional funds or issue additional debt securities because our net asset value is reduced for purposes of the 200% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.
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
We depend on the members of our senior management team, particularly executive officers Garland S. Tucker, III, E. Ashton Poole, Brent P.W. Burgess and Steven C. Lilly, for the final selection, structuring, closing and monitoring of our investments. These executive officers have critical industry experience and relationships that we rely on to implement our business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
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

The competitive environment for qualified personnel may require us to take certain measures to ensure that we are able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of our overall compensation packages, altering the structure of our compensation packages through the use of additional forms of compensation, utilization of employment contracts for our executive officers or other steps. The inability to attract and retain experienced personnel could have a material adverse effect on our business.
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
On June 26, 2013, we entered into a credit agreement providing for a revolving line of credit, which we refer to as the Credit Facility. Committed funding under the Credit Facility was $165.0 million as of December 31, 2013. The Credit Facility has an accordion feature which allows for an increase in the total loan size up to $215.0 million. However, if we are unable to meet the terms of the accordion feature, we will be unable to expand the facility. The Credit Facility matures on September 17, 2017, with a one-year extension option bringing the potential maturity date to September 17, 2018. If the facility is not renewed or extended, all principal and interest will be due and payable.
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
Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:
Senior Securities.    Currently we, through our SBIC subsidiaries, issue debt securities guaranteed by the SBA. We have also issued two classes of notes in registered public offerings. In the future, we may issue additional debt securities or preferred stock, and/or borrow money from banks or other financial institutions (including borrowings under our Credit Facility), which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

•	We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities and other indebtedness.

•
Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock.    Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 8, 2013, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 8, 2014 or the date of our 2014 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
In addition to regulatory limitations on our ability to raise capital, our credit facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to the Credit Facility, which provides us with a revolving credit line of up to $215.0 million, of which $165.0 million was committed for funding and $153.8 million was available for borrowings as of December 31, 2013. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated tangible net worth, minimum interest coverage ratio, maintenance of RIC and BDC status and minimum liquidity. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control and materially adverse effect. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Recent healthcare reform legislation may affect our revenue and financial condition.
On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States. The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and are being implemented in a phased approach beginning in 2010 and concluding in 2018. At this time, the effects of health care reform and its impact on our operations and on the business, revenues and financial condition of our portfolio companies are not yet known. Accordingly, the reform could adversely affect the cost of providing healthcare coverage generally and could adversely affect the financial success of both the portfolio companies in which we invest and us.
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
The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital, which generally is the amount raised from private investors. As of December 31, 2013, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of December 31, 2013, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
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
Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, our stockholders experience increased risks associated with investing in our securities. We currently have the ability to borrow under our Credit Facility and have issued senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Our SBIC subsidiaries issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders. In addition, our Credit Facility contains financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. The lenders party to the Credit Facility are secured primarily by our assets, excluding the assets of our SBIC subsidiaries, and have claims that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders or issue additional senior securities including preferred stock and debt securities in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.
As of December 31, 2013, we had $149.5 million in aggregate principal amount outstanding of our unsecured notes, $193.3 million in outstanding SBA-guaranteed debentures payable and $11.2 million outstanding under our Credit Facility. In order for us to cover our annual interest payments on this indebtedness, we must achieve annual returns on our December 31, 2013 total assets of at least 2.2%.
Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	5.0%	0.0%	5.0%	10.0%
Corresponding net return to stockholder(1)	(22.4)%	(13.2)%	(4.1)%	5.0%	14.2%
(1) Assumes $814.9 million in total assets, $354.0 million in debt outstanding, $445.8 million in net assets and an average cost of funds of 5.16%, which was the weighted average borrowing cost on our borrowings at December 31, 2013.
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
Because any original issue discount or other amounts accrued will be included in our investment company taxable income, or ICTI, for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”
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
In order for us to continue to qualify as a RIC, we will be required to distribute on an annual basis substantially all of our taxable income, including income from our subsidiaries, including our SBIC subsidiaries. As a significant amount of our investments are generally held by our SBIC subsidiaries, we will be substantially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to qualify as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our status as a RIC. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of corporate-level U.S. federal income tax on us.
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
While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on May 8, 2013, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 8, 2014 or the date of our 2014 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
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

•
generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•
generally have less publicly available information about their businesses, operations and financial condition. We rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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
Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (i) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (ii) the nature, timing and conduct of foreclosure or other collection proceedings; (iii) the amendment of any collateral document; (iv) the release of the security interests in respect of any collateral; and (v) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.
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
Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risk not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Although most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
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

Since March 2009, the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and many public stock market indices have experienced positive total returns. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement since the second quarter of 2009. However, while financial conditions have improved, domestic unemployment rates remain high, and economic activity remains subdued. In addition, there are early signs that many businesses and industries are experiencing inflationary pressures, both internationally and domestically.
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
Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies who have access to traditional credit sources.
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
As of December 31, 2013, the fair value of our non-accrual assets was approximately $7.1 million, which comprised approximately 1.1% of the total fair value of our portfolio. The cost of these non-accrual assets as of December 31, 2013 was approximately $27.0 million, which comprised approximately 4.1% of the total cost of our portfolio.
In addition to our non-accrual assets, as of December 31, 2013, we had a debt investment in one portfolio company (our subordinated note to FCL Holding SPV, LLC) that was on non-accrual only with respect to the PIK interest component of the loan. As of December 31, 2013, the fair value of this PIK non-accrual asset was approximately $9,000 and the cost of this PIK non-accrual asset was approximately $1.0 million, or 0.2% of the total cost of our portfolio.
In addition, as of December 31, 2013, we had, on a fair value basis, approximately $33.6 million of debt investments, or 5.1% of the total fair value of our portfolio, which were current with respect to scheduled interest and principal payments, but which were carried at less than cost. In light of current economic conditions, certain of our portfolio companies may be unable to service our debt investments on a timely basis. These conditions may also decrease the value of collateral securing some of our debt investments, as well as the value of our equity investments. As a result, the number of non-performing assets in our portfolio may increase, and the overall value of our portfolio may decrease, which could lead to financial losses in our portfolio and a decrease in our investment income, net investment income, dividends and assets.
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
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. On May 8, 2013, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 8, 2014 or the date of our 2014 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
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
Beginning in the third quarter of 2007, the U.S. economy and financial markets began experiencing a high level of volatility, disruption and stress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy entered a recession, which was severe and prolonged. Similar conditions occurred in the financial markets and economies of numerous other countries. These conditions raised the level of many of the risks described herein and, if repeated or continued, could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. In certain cases, senior lenders to our portfolio companies can block payments by our portfolio companies in respect of our loans to such portfolio companies. In turn, these could have adverse effects on our business, financial condition, results of operations, dividend payments, access to capital, valuation of our assets and our stock price. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future.
If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
On May 8, 2013, our stockholders approved our ability to sell or otherwise issue an unlimited number of shares of our common stock at any level of discount from net asset value per share for a period of one year ending on the earlier of May 8, 2014 or the date of our 2014 annual meeting of stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades.
If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
As of December 31, 2013, we had 27,697,483 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
Credit ratings are an assessment by third parties of our ability to pay our obligations. If our debt securities become rated, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. These credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed herein about the market value of, or trading market for, the publicly issued debt securities.
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
In addition, due to the asset coverage test applicable to us as a BDC and under our notes indenture, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Policy” for further discussion of distributions.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Table of Contents

Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,328 square feet of office space located at 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612. We believe that our current facilities are adequate to meet our needs.
Item 3. Legal Proceedings.
We are currently not a party to any material pending legal proceedings.
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

	High	Low
Fiscal Year 2012:
First Quarter	20.23	18.83
Second Quarter	23.29	18.81
Third Quarter	26.13	21.60
Fourth Quarter	26.71	21.36
Fiscal Year 2013:
First Quarter	30.70	25.86
Second Quarter	29.99	25.47
Third Quarter	30.19	27.56
Fourth Quarter	30.42	27.45
As of February 21, 2014, there were approximately 70 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
Distributions Declared
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.
The following table summarizes our distributions declared during the years ended December 31, 2012 and 2013:

Date Declared	Record Date	Payment Date	Amount
February 28, 2012	March 14, 2012	March 28, 2012	0.47
May 30, 2012	June 13, 2012	June 27, 2012	0.50
August 29, 2012	September 12, 2012	September 26, 2012	0.52
November 28, 2012	December 12, 2012	December 26, 2012	0.53
February 27, 2013	March 13, 2013	March 27, 2013	0.54
May 29, 2013	June 12, 2013	June 26, 2013	0.54
August 28, 2013	September 11, 2013	September 25, 2013	0.54
November 27, 2013	December 11, 2013	December 24, 2013	0.54
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
The table below shows the detail of our distributions for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
	Amount	% of Total	Amount	% of Total
Ordinary income	$2.14	99.1%	$2.02	100.0%
Long-term capital gains	0.02	0.9%	—	—
Total reported on IRS Form 1099-DIV	$2.16	100.0%	$2.02	100.0%
Ordinary income is reported on IRS Form 1099-DIV as either qualified or non-qualified and capital gain distributions are reported on IRS Form 1099-DIV in various subcategories which have differing tax treatments to stockholders. Those subcategories are not presented herein.
Distribution Policy
We generally intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the calendar year, and (iii) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90.0% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our stockholders of any retained net capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business — Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Regulation of Business Development Companies” included in Item 1 of Part I of this Annual Report.
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

Securities Authorized for Issuance Under our Equity Incentive Plan
The following table provides information regarding the number of shares of restricted stock authorized and available under the Amended and Restated Plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	1,470,122	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,470,122

(1)	The Amended and Restated Plan is the only equity compensation plan currently utilized by us.

(2)	The Amended and Restated Plan has an aggregate of 2,400,000 shares of common stock reserved for issuance.
Sales of Unregistered Securities
While we did not engage in any sales of unregistered securities during the year ended December 31, 2013, we issued a total of 103,255 shares of our common stock under our DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued under our DRIP during the year ended December 31, 2013 was approximately $2.9 million.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index for the five years ended December 31, 2013. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2008 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation
Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index

	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
Triangle Capital Corporation	100.00	79.05	112.39	131.71	137.90	164.74	171.71	197.89	240.40
NASDAQ Composite Index	100.00	96.68	115.95	135.23	144.88	153.00	135.67	152.19	170.58
NYSE Composite Index	100.00	87.17	104.27	122.73	128.28	133.69	116.91	132.31	145.46
Triangle Capital Corporation Peer Group Index(2)	100.00	76.69	142.97	162.26	149.57	210.16	198.34	230.88	279.48

	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
Triangle Capital Corporation	233.89	244.82	207.17	266.89	282.31	333.46	383.50	389.11
NASDAQ Composite Index	179.00	179.23	156.88	171.30	202.69	193.05	205.97	199.99
NYSE Composite Index	154.31	153.75	126.27	139.87	154.48	148.03	157.58	162.23
Triangle Capital Corporation Peer Group Index(2)	335.90	330.31	243.13	253.14	305.77	337.97	380.59	395.60

	3/31/13	6/30/13	9/30/13	12/31/13
Triangle Capital Corporation	435.14	435.76	473.79	454.42
NASDAQ Composite Index	218.08	228.40	255.23	283.39
NYSE Composite Index	176.11	178.44	188.50	204.87
Triangle Capital Corporation Peer Group Index(2)	458.19	424.43	449.62	483.92

(1)	From December 31, 2008 to December 31, 2013.

(2)
The Triangle Capital Corporation Peer Group consists of the following closed-end investment companies that have elected to be regulated as BDCs under the 1940 Act: American Capital Ltd., Fifth Street Finance Corp., Harris & Harris Group, Inc., Hercules Technology Growth Capital, Inc., KCAP Financial, Inc., Main Street Capital Corporation and MCG Capital Corporation.

Item 6. Selected Financial Data.
The selected financial data at and for the fiscal years ended December 31, 2009, 2010, 2011, 2012 and 2013 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars and share amounts in thousands, except per share data)
Income statement data:
Investment income:
Total loan interest, fee and dividend income	$27,149	$35,641	$63,002	$89,937	$100,755
Interest income from cash and cash equivalent investments	613	344	362	431	273
Total investment income	27,762	35,985	63,364	90,368	101,028
Operating expenses:
Interest and other debt financing fees	7,264	7,782	10,902	16,413	20,234
General and administrative expenses	6,449	7,689	11,966	16,293	19,265
Total operating expenses	13,713	15,471	22,868	32,706	39,499
Net investment income	14,049	20,514	40,496	57,662	61,529
Net realized gains (losses):
Non-Control/Non-Affiliate investments	448	(1,623)	1,895	3,870	15,882
Affiliate investments	—	(3,856)	—	1,953	4,828
Control investments	—	—	9,079	838	(2,290)
Net realized gains (losses)	448	(5,479)	10,974	6,661	18,420
Net unrealized appreciation (depreciation):
Investments	(10,310)	10,941	6,367	(2,878)	1,811
Foreign currency borrowings	—	—	—	—	404
Net unrealized appreciation (depreciation)	(10,310)	10,941	6,367	(2,878)	2,215
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	(9,862)	5,462	17,341	3,783	20,635
Loss on extinguishment of debt	—	(365)	(158)	(829)	(413)
Provision for taxes	(150)	(220)	(908)	(552)	(539)
Net increase in net assets resulting from operations	$4,037	$25,391	$56,771	$60,064	$81,212
Net investment income per share — basic and diluted	$1.63	$1.62	$2.07	$2.16	$2.23
Net increase in net assets resulting from operations per share — basic and diluted	$0.47	$1.99	$2.90	$2.25	$2.94
Net asset value per common share	$11.03	$12.09	$14.68	$15.30	$16.10
Dividends declared per common share	$1.62	$1.61	$1.77	$2.02	$2.16
Capital gains distributions declared per common share	$0.05	$0.04	$—	$—	$—
Weighted average number of shares outstanding — basic and diluted	8,593	12,763	19,555	26,741	27,576

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$201,318	$325,991	$507,079	$706,803	$664,373
Cash and cash equivalents	55,200	54,820	66,868	72,300	133,304
Interest and fees receivable	677	868	1,884	2,650	5,256
Prepaid expenses and other current assets	287	119	623	403	832
Deferred financing fees	3,540	6,200	6,683	12,323	11,064
Property and equipment, net	29	47	58	56	60
Total assets	$261,051	$388,045	$583,195	$794,535	$814,889
Liabilities:
Accounts payable and accrued liabilities	$2,222	$2,269	$4,117	$6,406	$7,494
Interest payable	2,334	2,388	3,522	3,137	3,018
Distribution / dividends payable	4,775	—	—	—	—
Taxes payable	59	198	1,403	3,211	1,065
Deferred revenue	75	37	—	—	—
Deferred income taxes	577	209	629	1,342	3,514
Borrowings under credit facility	—	—	15,000	—	11,221
Notes	—	—	—	149,500	149,500
SBA-guaranteed debentures payable	121,910	202,465	224,237	213,605	193,285
Total liabilities	131,952	207,566	248,908	377,200	369,097
Net assets	129,099	180,479	334,287	417,335	445,792
Total liabilities and net assets	$261,051	$388,045	$583,195	$794,535	$814,889
Other data:
Weighted average yield on total investments(1)	13.5%	13.7%	13.9%	13.3%	12.8%
Number of portfolio companies	37	48	63	82	79
Expense ratios (as percentage of average net assets):
General and administrative expenses	6.6%	5.3%	4.4%	4.0%	4.4%
Interest and other financing fees	7.4	5.6	4.1	4.0	4.7
Total expenses	14.0%	10.9%	8.5%	8.0%	9.1%

(1)	Excludes non-accrual debt investments.

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
Overview of our Business
We are a Maryland corporation which has elected to be treated and operates as an internally managed business development company, or BDC, under the Investment Company Act of 1940, or 1940 Act. Our wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP, or Triangle SBIC, and Triangle Mezzanine Fund II LP, or Triangle SBIC II, are licensed as small business investment companies, or SBICs, by the United States Small Business Administration, or SBA. In addition, Triangle SBIC has also elected to be treated as a BDC under the 1940 Act. We, Triangle SBIC and Triangle SBIC II invest primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately-held companies located primarily in the United States.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of December 31, 2013 and 2012, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 14.1% and 14.6%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 12.8% and 13.3% as of December 31, 2013 and 2012, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.4% and 12.9% as of December 31, 2013 and 2012, respectively.
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
Portfolio Composition
The total value of our investment portfolio was approximately $664.4 million as of December 31, 2013, as compared to approximately $706.8 million as of December 31, 2012. As of December 31, 2013, we had investments in 79 portfolio companies with an aggregate cost of approximately $653.8 million. As of December 31, 2012, we had investments in 82 portfolio companies with an aggregate cost of approximately $700.2 million. As of both December 31, 2013 and 2012, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2013 and December 31, 2012, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%
Investment Activity
During the year ended December 31, 2013, we made eleven new investments, including recapitalizations of existing portfolio companies, totaling approximately $137.6 million, fourteen additional debt investments in existing portfolio companies of approximately $33.4 million and six additional equity investments in existing portfolio companies totaling approximately $3.3 million. In addition, we sold equity investments in seventeen portfolio companies for total proceeds of approximately $34.0 million, resulting in realized gains totaling approximately $19.3 million. We had nineteen portfolio company loans repaid at par totaling approximately $183.8 million, which resulted in realized gains totaling approximately $4.8 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling approximately $40.0 million. We had three portfolio company loans settled at less than par with proceeds totaling approximately $1.7 million and recognized realized losses of $5.7 million in the year ended December 31, 2013.

During the year ended December 31, 2012, we made twenty-six new investments, including recapitalizations of existing portfolio companies, totaling approximately $340.5 million, eight additional debt investments in existing portfolio companies of approximately $7.8 million and five additional equity investments in existing portfolio companies totaling approximately $0.6 million. In addition, we sold equity investments in twelve portfolio companies for total proceeds of approximately $11.0 million, resulting in realized gains totaling approximately $6.2 million. We had sixteen portfolio company loans repaid at par totaling approximately $138.4 million, which resulted in realized gains totaling approximately $0.5 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling approximately $19.0 million in the year ended December 31, 2012.
Total portfolio investment activity for the years ended December 31, 2013 and 2012 was as follows:

December 31, 2013	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	143,261,733	20,275,476	8,636,995	2,146,000	—	174,320,204
Investment Reclass	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(24,007,653)	(10,010,193)	—	(34,017,846)
Loan origination fees received	(1,850,794)	(300,000)	—	—	—	(2,150,794)
Principal repayments received	(200,771,121)	(12,565,473)	—	—	—	(213,336,594)
PIK interest earned	16,032,871	987,624	—	—	—	17,020,495
PIK interest payments received	(11,535,063)	(507,608)	—	—	—	(12,042,671)
Accretion of loan discounts	1,484,751	—	—	—	—	1,484,751
Accretion of deferred loan origination revenue	3,650,384	239,808	—	—	—	3,890,192
Realized gain	(914,551)	—	11,408,362	7,925,733	—	18,419,544
Unrealized gain (loss)	(3,015,754)	31,513	4,918,363	2,108,063	(59,000)	3,983,185
Fair value, end of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
Weighted average yield on debt investments at end of period(1)						14.1%
Weighted average yield on total investments at end of period(1)						12.8%
Weighted average yield on total investments at end of period						12.4%

(1)	Excludes non-accrual debt investments.

December 31, 2012	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	314,045,768	2,986,663	30,183,406	1,722,317	—	348,938,154
Proceeds from sales of investments	—	—	(9,343,938)	(818,732)	(874,400)	(11,037,070)
Loan origination fees received	(5,431,915)	(200,000)	—	—	—	(5,631,915)
Principal repayments received	(130,160,007)	(18,081,249)	—	—	—	(148,241,256)
PIK interest earned	13,545,360	1,443,258	—	—	—	14,988,618
PIK interest payments received	(8,317,521)	(786,028)	—	—	—	(9,103,549)
Accretion of loan discounts	1,591,831	308,083	—	—	—	1,899,914
Accretion of deferred loan origination revenue	3,006,784	407,994	—	—	—	3,414,778
Realized gain (loss)	254,565	254,046	5,367,033	785,132	—	6,660,776
Unrealized gain (loss)	(16,348,371)	270,032	8,800,654	5,026,983	86,400	(2,164,302)
Fair value, end of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
Weighted average yield on debt investments at end of period(1)						14.6%
Weighted average yield on total investments at end of period(1)						13.3%
Weighted average yield on total investments at end of period						12.9%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2013, the fair value of our non-accrual assets was approximately $7.1 million, which comprised 1.1% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $27.0 million, which comprised 4.1% of the total cost of our portfolio. As of December 31, 2012, the fair value of our non-accrual assets was approximately $2.4 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $14.9 million, which comprised 2.1% of the total cost of our portfolio. Our non-accrual assets as of December 31, 2013 were as follows:
Gerli and Company
In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. During 2008 and 2009, we recognized unrealized losses on our debt investment in Gerli of $1.2 million and $0.5 million, respectively. In 2010, we recognized an unrealized gain on our debt investment in Gerli of approximately $0.7 million. During the first quarter of 2011, we restructured our investment in Gerli. As a result of the restructuring, we received a new note from Gerli with a face amount of $3.0 million and a fair value of approximately $2.3 million and preferred stock with a liquidation preference of $0.4 million. In the year ended December 31, 2011, we recognized total unrealized depreciation on our debt investment of approximately $1.1 million. In addition, in the second quarter of 2012, we invested $250,000 in a Gerli senior subordinated note. Under the terms of the new note, interest on the note is payable only if Gerli meets certain covenants, which they were not compliant with during 2012 and 2013. In the year ended December 31, 2012, we recognized total unrealized depreciation on our debt investment of approximately $1.5 million. In the year ended December 31, 2013, we recognized total unrealized depreciation on our debt investment in Gerli of approximately $0.1 million. As of December 31, 2013, the cost of our debt investment in Gerli was $3.4 million and the fair value was $0.7 million.
Minco Technology Labs, LLC
In December 2013, we placed our debt investment in Minco Technology Labs, LLC, or Minco, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Minco for financial reporting purposes. During the year ended December 31, 2013, we recorded unrealized depreciation of $1.6 million on our debt investment in Minco. As of December 31, 2013, the cost of our debt investment in Minco was $5.5 million and the fair value of such investment was $2.0 million.
SRC, Inc.
On October 28, 2013, SRC Inc., or SRC, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In October 2013, we placed our subordinated debt investments in SRC on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our subordinated debt investments in SRC for financial reporting purposes. During the year ended December 31, 2013, we recorded unrealized depreciation of $2.4 million on our subordinated debt investments in SRC. As of December 31, 2013, the cost of our subordinated debt investments in SRC was $6.5 million and the fair value of such investments was $3.9 million.
Venture Technology Groups, Inc.
In November 2012, we placed our debt investment in Venture Technology Groups, Inc. or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in VTG for financial reporting purposes. In the year ended December 31, 2012, we recognized total unrealized depreciation on our debt investment of approximately $4.2 million. During the year ended December 31, 2013, we recorded unrealized depreciation of $1.1 million on our debt investment in VTG. As of December 31, 2013, the cost of our debt investment in VTG was $5.7 million and the fair value of such investment was $0.4 million.
Xchange Technology Groups, LLC
In March 2013, we placed our debt investment in Xchange Technology Groups, LLC, or XTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in XTG for financial reporting purposes. In October 2013, XTG filed for bankruptcy protection under Canada's Bankruptcy and Insolvency Act and under Chapter 15 of the United States Bankruptcy Code. During the year ended December 31, 2013, we recorded unrealized depreciation of $1.5 million on our debt investment in XTG. As of December 31, 2013, the cost of our debt investments in XTG was $5.9 million and the fair value of such investment was $0.0 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of December 31, 2013, we had a debt investment in one portfolio company (our subordinated note to FCL Holding SPV, LLC) that was on non-accrual only with respect to the PIK interest component of the loan. As of December 31, 2013, the fair value of this debt investment was approximately $9,000 and the cost of this asset was approximately $1.0 million, or 0.2% of the total cost of our portfolio.
Results of Operations
Comparison of year ended December 31, 2013 and December 31, 2012
Investment Income
For the year ended December 31, 2013, total investment income was $101.0 million, a 12% increase from $90.4 million of total investment income for the year ended December 31, 2012. This increase was primarily attributable to a $10.8 million increase in total loan interest (including PIK interest income), fee and dividend income. The increase in total loan interest, fee and dividend income was due to (i) higher average portfolio loan balances from December 31, 2012 to December 31, 2013, (ii) an increase in non-recurring fee income of approximately $2.7 million, (iii) an increase in non-recurring dividend income of approximately $2.6 million and (iv) non-recurring PIK interest income of approximately $1.3 million in the year ended December 31, 2013. Non-recurring fee income was $7.1 million for the year ended December 31, 2013, as compared to $4.4 million for the year ended December 31, 2012, and non-recurring dividend income was $4.2 million for the year ended December 31, 2013, as compared to $1.5 million for the year ended December 31, 2012.
Operating Expenses
For the year ended December 31, 2013, operating expenses increased by 21% to $39.5 million from $32.7 million for the year ended December 31, 2013. Our operating expenses consist of interest and other debt financing fees and general and administrative expenses.
For the year ended December 31, 2013, interest and other debt financing fees increased by 23% to $20.2 million from $16.4 million for the year ended December 31, 2012. The increase in interest and other debt financing fees was related to (i) an increase in interest on our 2019 Notes, which were issued in the first quarter of 2012, of approximately $0.8 million for the year ended December 31, 2013, (ii) an increase in interest on our 2022 Notes, which were issued in the fourth quarter of 2012, of approximately $4.1 million for the year ended December 31, 2013, and (iii) an increase of $0.4 million in amortization of deferred financing fees related to costs associated with the 2019 Notes, the 2022 Notes and the Credit Facility, partially offset by lower interest expense related to SBA-guaranteed debentures for the year ended December 31, 2013 versus the year ended December 31, 2012. The decrease in interest expense on SBA-guaranteed debentures was related to lower SBA loan balances and lower weighted average rates on outstanding SBA-guaranteed debentures for the year ended December 31, 2013 as compared to loan balances and weighted average rates on outstanding SBA-debentures for the year ended December 31, 2012.
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
For the year ended December 31, 2013, general and administrative expenses increased by 18% to $19.3 million from $16.3 million for the year ended December 31, 2012. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) increased to 19.1% for the year ended December 31, 2013 from 18.0% for the year ended December 31, 2012. The increase in general and administrative expenses in the year ended December 31, 2013 was primarily related to increased headcount, increased discretionary compensation related to successful investment performance and investment realization, as well as increased equity-based compensation.
Net Investment Income
As a result of the $10.7 million increase in total investment income and the $6.8 million increase in expenses, net investment income for the year ended December 31, 2013 was $61.5 million compared to net investment income of $57.7 million during the year ended December 31, 2012.
Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2013, we realized a gain on the sale of one control equity investment of approximately $0.7 million, a loss on the sale/repayment of one control investment of approximately $3.0 million, gains on the sale of four affiliate equity investments of approximately $8.3 million, a loss on the sale/repayment of one affiliate investment of approximately $3.4 million and gains on the sales/repayments of fourteen non-control/non-affiliate equity investments totaling approximately $15.9 million.

For the year ended December 31, 2012, we realized a gain on the sale of one control equity investment of approximately $0.8 million, gains on the sales of three affiliate equity investments of approximately $2.0 million, gains on the sales of five non-control/non-affiliate equity investments totaling approximately $3.4 million and gains on the repayment of two non-control/non-affiliate debt investments totaling approximately $0.5 million.
As a result of these events, our net increase in net assets from operations during the year ended December 31, 2013 was $81.2 million as compared to $60.1 million for the year ended December 31, 2012.
Comparison of year ended December 31, 2012 and December 31, 2011
Investment Income
For the year ended December 31, 2012, total investment income was $90.4 million, a 43% increase from $63.4 million of total investment income for the year ended December 31, 2011. This increase was primarily attributable to a $26.9 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to (i) a net increase in our portfolio investments from December 31, 2011 to December 31, 2012, and (ii) an increase in non-recurring fee income of approximately $2.3 million. Non-recurring fee income was $5.6 million for the year ended December 31, 2012, as compared to $3.3 million for the year ended December 31, 2011, and non-recurring dividend income was $1.5 million for the year ended December 31, 2012, as compared to $0.3 million for the year ended December 31, 2011.
Operating Expenses
For the year ended December 31, 2012, expenses increased by 43% to $32.7 million from $22.9 million for the year ended December 31, 2011. Our operating expenses consist of interest and other debt financing fees and general and administrative expenses.
For the year ended December 31, 2012, interest and other debt financing fees increased by 50.6% to $16.4 million from $10.9 million for the year ended December 31, 2011. The increase in interest and other debt financing fees was related to (i) interest on our 2019 Notes, which were issued in the first quarter of 2012, of approximately $4.0 million for the year ended December 31, 2012, (ii) interest on our 2022 Notes, which were issued in the fourth quarter of 2012, of approximately $1.0 million for the year ended December 31, 2012, (iii) credit facility fees of approximately $0.6 million for the year ended December 31, 2012 and (iv) amortization of deferred financing fees related to costs associated with the 2019 and 2022 Notes, partially offset by lower interest expense related to SBA-guaranteed debentures for the year ended December 31, 2012 versus the year ended December 31, 2011. The decrease in interest expense on SBA-guaranteed debentures was related lower weighted average rates on outstanding SBA-guaranteed debentures for the year ended December 31, 2012 as compared to loan balances and weighted average rates on outstanding SBA-debentures for the year ended December 31, 2011.
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
For the year ended December 31, 2012, general and administrative expenses increased by 36.2% to $16.3 million from $12.0 million for the year ended December 31, 2011. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) decreased to 18.0% for the year ended December 31, 2012 from 18.9% for the year ended December 31, 2011. The increase in general and administrative expenses in the year ended December 31, 2012 was primarily related to increased discretionary compensation related to successful investment performance and investment realization, as well as increased equity-based compensation.

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
Cash Flows
For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents in the amount of $61.0 million. During that period, our operating activities generated $127.4 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from the sale of investments totaling $247.4 million, partially offset by purchases of portfolio investments of $174.3 million. In addition, financing activities used cash of $66.3 million, consisting primarily of cash dividends paid in the amount of $56.7 million, voluntary prepayments of SBA-guaranteed debentures of $20.5 million, partially offset by borrowings under our Credit Facility of $11.6 million. At December 31, 2013, we had $133.3 million of cash and cash equivalents on hand.
For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $5.4 million. During that period, our operating activities used $130.6 million in cash, consisting primarily of new portfolio investments of $348.9 million, partially offset by repayments received from portfolio companies and proceeds from the sale of investments totaling $159.3 million. In addition, financing activities provided $136.0 million of cash, consisting primarily of proceeds from a public offering of common stock of $77.1 million, borrowings under SBA-guaranteed debentures of $30.0 million, proceeds from offerings of notes of $149.5 million and borrowings under our Credit Facility of $26.0 million, offset by cash dividends paid in the amount of $51.8 million, repayments of SBA-guaranteed debentures of $40.8 million, repayments of our prior credit facility of $41.0 million and financing fees paid in the amount of $7.6 million. At December 31, 2012, we had $72.3 million of cash and cash equivalents on hand.

For the year ended December 31, 2011, we experienced a net decrease in cash and cash equivalents in the amount of $12.0 million. During that period, our operating activities used $118.2 million in cash, consisting primarily of new portfolio investments of $225.0 million, partially offset by repayments of loans received and proceeds from sales of investments of $66.3 million. In addition, financing activities provided $130.3 million of cash, consisting primarily of proceeds from public common stock offerings of $128.6 million, borrowings under SBA-guaranteed debentures of $31.1 million and borrowings under our prior credit facility of $30.4 million, offset by cash dividends paid in the amount of $32.4 million, repayments of SBA-guaranteed debentures of $9.5 million, repayments of our prior credit facility of $15.4 million and financing fees paid in the amount of $1.4 million. At December 31, 2011, we had $66.9 million of cash and cash equivalents on hand.
Financing Transactions
Due to Triangle SBIC’s and Triangle SBIC II’s status as licensed SBICs, Triangle SBIC and Triangle SBIC II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $225.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time, without penalty. Our SBA-guaranteed debentures are collateralized by the assets of Triangle SBIC and Triangle SBIC II.
As of December 31, 2013, Triangle SBIC had outstanding $118.7 million of SBA-guaranteed debentures and has the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of December 31, 2013, Triangle SBIC II had outstanding $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one–time fee of 1.0% on the total commitment from the SBA, we also pay a one–time fee of 2.425% on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2013 was 4.07%. In the year ended December 31, 2013, we prepaid approximately $20.5 million of SBA-guaranteed debentures and recognized a loss on extinguishment of debt of approximately $0.4 million.
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
At December 31, 2013, we had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($11.2 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the credit facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted. As of December 31, 2012, we had no borrowings outstanding under the Prior Facility.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of December 31, 2013, we were in compliance with all covenants of the Credit Facility.
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
In October 2012, we issued $70.0 million of 2022 Notes and in November 2012, we issued $10.5 million of 2022 Notes. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2015.  The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  The net proceeds from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million.
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
Distributions to Stockholders
We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our qualification as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2013, 2012 and 2011 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.
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

Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
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
The total number of investments and the percentage of our portfolio that we asked the Valuation Firms to perform such procedures on are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted, or Adjusted EBITDA, or revenues. Such inputs can be based on historical operating results, projections of future operating results, or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, we utilize the most recent portfolio company financial statements and forecasts available as of the valuation date. Management also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Additionally, we consider some or all of the following factors:

•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the size of the security held;

•	pending reorganization activity affecting the issuer, such as merger or debt restructuring;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	financial statements and reports from portfolio company senior management and ownership;

•	the type of security, the security’s cost at the date of purchase and any contractual restrictions on the disposition of the security;

•	information as to any transactions or offers with respect to the security and/or sales to third parties of similar securities;

•	the issuer’s ability to make payments and the type of collateral;

•	the current and forecasted earnings of the issuer;

•	statistical ratios compared to lending standards and to other similar securities;

•	pending public offering of common stock by the issuer of the security;

•	special reports prepared by analysts; and

•	any other factors we deem pertinent with respect to a particular investment.
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
During 2011, we experienced a $16.0 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $9.6 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses. During 2012, we experienced a $1.7 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $4.6 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses and in 2013, we experienced a $17.0 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $14.8 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses.
As of December 31, 2013, the fair value of our non-accrual assets was approximately $7.1 million, which comprised approximately 1.1% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $27.0 million, or 4.1% of the total cost of our portfolio.
In addition to our non-accrual assets, as of December 31, 2013, we had a debt investment in one portfolio company (our subordinated note to FCL Holding SPV, LLC) that is on non-accrual only with respect to the PIK interest component of the loan. As of December 31, 2013, the fair value of this debt investment was approximately $9,000 and the cost of this asset was approximately $1.0 million, or 0.2% of the total cost of our portfolio.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2013, we were not a party to any hedging arrangements.
As of December 31, 2013, approximately 92.7%, or $543.9 million (at cost) of our debt portfolio investments bore interest at fixed rates and approximately 7.3%, or $42.7 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by approximately $0.9 million on an annual basis. All of our pooled SBA-guaranteed debentures, our 2019 Notes and our 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%.
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
We may also have exposure to foreign currencies (Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of December 31, 2013, we had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($11.2 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%.

Related Party Transactions
During the three years ending December 31, 2013 there were no related party transactions between Triangle Capital Corporation and any of its subsidiaries.
Contractual Obligations
As of December 31, 2013, our future fixed commitments for cash payments are as follows:

	Total	2014	2015-2016	2017-2018	2019 and Thereafter
SBA-guaranteed debentures payable	$193,285,211	$—	$7,395,211	$—	$185,890,000
Interest due on SBA-guaranteed debentures payable	56,490,063	7,671,393	15,363,803	15,342,786	18,112,081
Credit Facility borrowings	11,221,246	—	—	11,221,246	—
Interest and fees on Credit Facility(1)	3,410,819	1,081,026	1,998,265	331,528	—
Unused commitments to extend credit	4,008,200	4,008,200	—	—	—
Notes	149,500,000	—	—	—	149,500,000
Interest on Notes	71,544,375	9,961,875	19,923,750	19,923,750	21,735,000
Operating lease payments(2)	2,271,645	398,462	824,003	861,543	187,637
Total	$491,731,559	$23,120,956	$45,505,032	$47,680,853	$375,424,718

(1)
Amounts represent (i) unused credit facility fees calculated at a rate of 0.375% of the unused amount, which was approximately $153.8 million as of December 31, 2013, (ii) interest expense calculated at a rate of 4.025% of outstanding credit facility borrowings, which were approximately $11.2 million as of December 31, 2013 and (iii) annual fees of the credit facility administrative agent.

(2)
We lease our corporate office facility under an operating lease that terminates on May 31, 2019. We believe that our existing facilities will be adequate to meet our needs through 2014, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments
In January 2014, we invested $9.8 million in subordinated debt of On Event Services LLC ("On Event Services"). On Event Services rents audio, video, lighting, staging and other equipment to hotels, conference venues and to live events. Under the terms of the investment, On Event Services will pay interest on the subordinated debt at a rate of 12%.
In January 2014, we invested $14.8 million in subordinated debt and equity of Justrite Manufacturing Company LLC ("Justrite"). Justrite designs, develops and supplies storage, handling and security products for hazardous materials, as well as environmental protection and spill containment devices. Under the terms of the investment, Justrite will pay interest on the subordinated debt at a rate of 12%.
In January 2014, we invested $12.5 million in subordinated debt and equity of AGM Automotive, Inc. ("AGM"). AGM supplies interior components to the auto industry, specializing in interior lighting, overhead consoles, floor mats, interior handles, electronics and switches. Under the terms of the investment, AGM will pay interest on the subordinated debt at a rate of 13%.
In February 2014, our Board of Directors granted 273,000 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $7.1 million, which will be expensed on a straight-line basis over each respective award’s vesting period.
In February 2014, we invested $13.2 million in subordinated debt and equity of PetroLiance, LLC ("PetroLiance"). PetroLiance distributes lubricants, fuels and ancillary products. Under the terms of the investment, PetroLiance will pay interest on the subordinated debt at a rate of 13%.

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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2013.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2013.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2013.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2013.

Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2013.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Triangle Capital Corporation Financial Statements:
(2) Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	F-41
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2013	F-42
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

3.2
Fourth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference).

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

Number	Exhibit
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

Number	Exhibit
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

10.16
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

10.17	First Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated August 29, 2013.*

10.18	Second Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated November 13, 2013.*

12	Computation of Ratio of Earnings to Fixed Charges.*

14.1
Code of Business Conduct and Ethics (Filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries.*

Number	Exhibit
23.1	Consent of Ernst & Young LLP.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2014

TRIANGLE CAPITAL CORPORATION

By:	/s/ Garland S. Tucker, III
Name: Garland S. Tucker, III
Title: Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garland S. Tucker, III	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2014
Garland S. Tucker, III

/s/ E. Ashton Poole	President and Chief Operating Officer	February 26, 2014
E. Ashton Poole

/s/ Steven C. Lilly	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	February 26, 2014
Steven C. Lilly

/s/ C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	February 26, 2014
C. Robert Knox, Jr.

/s/ Brent P. W. Burgess	Chief Investment Officer and Director	February 26, 2014
Brent P. W. Burgess

/s/ W. McComb Dunwoody	Director	February 26, 2014
W. McComb Dunwoody

/s/ Mark M. Gambill	Director	February 26, 2014
Mark M. Gambill

/s/ Benjamin S. Goldstein	Director	February 26, 2014
Benjamin S. Goldstein

/s/ Simon B. Rich, Jr.	Director	February 26, 2014
Simon B. Rich, Jr.

/s/ Sherwood H. Smith, Jr.	Director	February 26, 2014
Sherwood H. Smith, Jr.

Triangle Capital Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2013 and 2012, the consolidated results of its operations, changes in net assets, and its cash flows, for each of the three years in the period ended December 31, 2013, and the consolidated financial highlights for each of the five years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 26, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Triangle Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Triangle Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Capital Corporation, including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 26, 2014

Triangle Capital Corporation
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $528,021,069 and $565,737,092 at December 31, 2013 and 2012, respectively)	$546,043,946	$579,078,939
Affiliate investments (cost of $107,418,051 and $123,019,204 at December 31, 2013 and 2012, respectively)	107,536,534	123,408,445
Control investments (cost of $18,378,665 and $11,474,208 at December 31, 2013 and 2012, respectively)	10,792,709	4,315,339
Total investments at fair value	664,373,189	706,802,723
Cash and cash equivalents	133,304,346	72,300,423
Interest and fees receivable	5,255,760	2,650,178
Prepaid expenses and other current assets	831,544	403,123
Deferred financing fees	11,063,716	12,323,430
Property and equipment, net	60,525	55,535
Total assets	$814,889,080	$794,535,412
Liabilities:
Accounts payable and accrued liabilities	$7,493,928	$6,405,570
Interest payable	3,017,645	3,136,574
Taxes payable	1,064,544	3,210,989
Deferred income taxes	3,514,376	1,342,456
Borrowings under Credit Facility	11,221,246	—
Notes	149,500,000	149,500,000
SBA-guaranteed debentures payable	193,285,211	213,604,579
Total liabilities	369,096,950	377,200,168
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,697,483 and 27,284,798 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	27,697	27,285
Additional paid in capital	409,042,893	403,322,097
Investment income in excess of distributions	8,610,735	6,783,161
Accumulated realized gains on investments	20,665,371	1,972,940
Net unrealized appreciation of investments	7,445,434	5,229,761
Total net assets	445,792,130	417,335,244
Total liabilities and net assets	$814,889,080	$794,535,412
Net asset value per share	$16.10	$15.30
See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$71,521,118	$61,903,487	$42,733,900
Affiliate investments	12,022,682	12,835,193	8,137,269
Control investments	190,609	210,019	1,377,232
Total loan interest, fee and dividend income	83,734,409	74,948,699	52,248,401
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	12,661,244	11,486,261	8,321,758
Affiliate investments	4,335,276	3,421,855	2,274,514
Control investments	23,975	80,502	157,335
Total payment-in-kind interest income	17,020,495	14,988,618	10,753,607
Interest income from cash and cash equivalent investments	273,461	431,150	361,973
Total investment income	101,028,365	90,368,467	63,363,981
Operating expenses:
Interest and other financing fees	20,234,583	16,412,898	10,901,913
General and administrative expenses	19,264,885	16,293,172	11,965,985
Total operating expenses	39,499,468	32,706,070	22,867,898
Net investment income	61,528,897	57,662,397	40,496,083
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	15,882,401	3,869,571	1,894,677
Affiliate investments	4,828,062	1,953,166	—
Control investments	(2,290,919)	838,039	9,078,810
Net realized gains (losses)	18,419,544	6,660,776	10,973,487
Net unrealized appreciation (depreciation):
Investments	1,811,265	(2,878,015)	6,367,473
Foreign currency borrowings	404,408	—	—
Net unrealized appreciation (depreciation)	2,215,673	(2,878,015)	6,367,473
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	20,635,217	3,782,761	17,340,960
Loss on extinguishment of debt	(412,673)	(829,811)	(157,590)
Provision for taxes	(539,561)	(551,830)	(908,416)
Net increase in net assets resulting from operations	$81,211,880	$60,063,517	$56,771,037
Net investment income per share — basic and diluted	$2.23	$2.16	$2.07
Net increase in net assets resulting from operations per share —basic and diluted	$2.94	$2.25	$2.90
Dividends declared per common share	$2.16	$2.02	$1.77
Weighted average number of shares outstanding — basic and diluted	27,576,302	26,740,776	19,555,268

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation)
	Number of Shares	Par Value					Total Net Assets
Balance, January 1, 2011	14,928,987	$14,929	$183,602,755	$3,365,548	$(8,244,376)	$1,740,303	$180,479,159
Net investment income	—	—	—	40,496,083	—	—	40,496,083
Stock-based compensation	—	—	1,909,808	—	—	—	1,909,808
Realized gain (loss) on investments	—	—	—	—	10,973,487	(9,621,107)	1,352,380
Net unrealized gains on investments	—	—	—	—	—	15,988,580	15,988,580
Loss on extinguishment of debt	—	—	—	(157,590)	—	—	(157,590)
Provision for taxes	—	—	—	(908,416)	—	—	(908,416)
Return of capital and other tax related adjustments	—	—	584,146	638,083	(1,222,229)	—	—
Dividends/distributions declared	241,630	242	4,215,220	(36,586,222)	—	—	(32,370,760)
Taxes paid on deemed distribution of long term capital gains	—	—	—	—	(495,233)	—	(495,233)
Public offerings of common stock	7,475,000	7,475	128,628,777	—	—	—	128,636,252
Issuance of restricted stock	161,174	161	(161)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(32,065)	(32)	(643,276)	—	—	—	(643,308)
Balance, December 31, 2011	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955
Net investment income	—	—	—	57,662,397	—	—	57,662,397
Stock-based compensation	—	—	3,030,757	—	—	—	3,030,757
Realized gain (loss) on investments	—	—	—	—	6,660,776	(4,584,872)	2,075,904
Net unrealized gains on investments	—	—	—	—	—	1,706,857	1,706,857
Loss on extinguishment of debt	—	—	—	(829,811)	—	—	(829,811)
Provision for taxes	—	—	—	(551,830)	—	—	(551,830)
Return of capital and other tax related adjustments	—	—	4,461,480	(1,256,028)	(3,205,452)	—	—
Dividends/distributions declared	147,139	147	3,299,884	(55,089,053)	—	—	(51,789,022)
Taxes paid on deemed distribution of long term capital gains	—	—	—	—	(2,494,033)	—	(2,494,033)
Public offerings of common stock	4,255,000	4,255	77,118,719	—	—	—	77,122,974
Issuance of restricted stock	235,086	235	(235)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(127,153)	(127)	(2,885,777)	—	—	—	(2,885,904)
Balance, December 31, 2012	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
Net investment income	—	—	—	61,528,897	—	—	61,528,897
Stock-based compensation	—	—	3,980,708	—	—	—	3,980,708
Realized gain (loss) on investments	—	—	—	—	18,419,544	(14,783,919)	3,635,625
Net unrealized gains on investments / foreign currency	—	—	—	—	—	16,999,592	16,999,592
Loss on extinguishment of debt	—	—	—	(412,673)	—	—	(412,673)
Provision for taxes	—	—	—	(539,561)	—	—	(539,561)
Return of capital and other tax related adjustments	—	—	(1,159,313)	886,426	272,887	—	—
Dividends/distributions declared	103,255	103	2,899,710	(59,635,515)	—	—	(56,735,702)
Issuance of restricted stock	309,430	309	(309)	—	—	—	—
Balance, December 31, 2013	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$81,211,880	$60,063,517	$56,771,037
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(174,320,204)	(348,938,154)	(224,996,843)
Repayments received/sales of portfolio investments	247,354,440	159,278,326	66,345,192
Loan origination and other fees received	2,150,794	5,631,915	4,364,689
Net realized (gain) loss on investments	(18,419,544)	(6,660,776)	(10,973,487)
Net unrealized (appreciation) depreciation on investments	(3,983,185)	2,164,302	(6,787,628)
Net unrealized depreciation on foreign currency borrowings	(404,408)	—	—
Deferred income taxes	2,171,920	713,714	420,155
Payment-in-kind interest accrued, net of payments received	(4,977,824)	(5,885,069)	(6,110,494)
Amortization of deferred financing fees	1,547,332	1,150,466	787,902
Loss on extinguishment of debt	412,673	829,811	157,590
Accretion of loan origination and other fees	(3,890,192)	(3,414,778)	(1,751,182)
Accretion of loan discounts	(1,484,751)	(1,899,914)	(1,178,229)
Accretion of discount on SBA-guaranteed debentures payable	180,632	177,075	172,638
Depreciation expense	40,151	33,038	27,295
Stock-based compensation	3,980,708	3,030,757	1,909,808
Changes in operating assets and liabilities:
Interest and fees receivable	(2,605,582)	(766,783)	(1,015,768)
Prepaid expenses and other current assets	(428,421)	220,195	(504,167)
Accounts payable and accrued liabilities	1,088,358	2,288,748	1,847,924
Interest payable	(118,929)	(385,358)	1,133,427
Deferred revenue	—	—	(37,500)
Taxes payable	(2,146,445)	1,808,123	1,204,887
Net cash provided by (used in) operating activities	127,359,403	(130,560,845)	(118,212,754)
Cash flows from investing activities:
Purchases of property and equipment	(45,141)	(30,269)	(37,952)
Net cash used in investing activities	(45,141)	(30,269)	(37,952)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	—	30,000,000	31,100,000
Repayments of SBA-guaranteed debentures payable	(20,500,000)	(40,810,000)	(9,500,000)
Borrowings under credit facility	11,625,654	26,000,000	30,400,000
Repayments of borrowings under credit facility	—	(41,000,000)	(15,400,000)
Proceeds from notes	—	149,500,000	—
Financing fees paid	(700,291)	(7,620,818)	(1,428,127)
Proceeds from public stock offerings, net of expenses	—	77,122,974	128,636,252
Common stock withheld for taxes upon vesting of restricted stock	—	(2,885,904)	(643,308)
Taxes paid on deemed distribution of long-term capital gains	—	(2,494,033)	(495,233)
Cash dividends paid	(56,735,702)	(51,789,022)	(32,370,760)
Net cash provided by (used in) financing activities	(66,310,339)	136,023,197	130,298,824
Net increase (decrease) in cash and cash equivalents	61,003,923	5,432,083	12,048,118
Cash and cash equivalents, beginning of year	72,300,423	66,868,340	54,820,222
Cash and cash equivalents, end of year	$133,304,346	$72,300,423	$66,868,340
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,980,390	$15,075,903	$8,675,796
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$2,899,813	$3,300,031	$4,215,462
See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,698,065	$12,475,194	$12,475,194
		Common Units (1,250 units)		1,250,000	1,398,000
			12,698,065	13,725,194	13,873,194

Ambient Air Corporation (0%)*	Specialty Trade Contractors	Subordinated Note (0% Cash, 8% PIK, Due 06/20)	473,958	66,993	200,000
			473,958	66,993	200,000

Applied-Cleveland Holdings, Inc. (4%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	18,000,000	17,700,961	17,700,961
		Class A Preferred (2,000,000 units)		2,000,000	2,000,000
			18,000,000	19,700,961	19,700,961

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,076,000
				516,867	1,076,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,269,023	13,044,644	13,044,644
		Common Units (138 units)		1,300,000	1,406,000
			13,269,023	14,344,644	14,450,644

Berry Family Nursery Operations LLC (4%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 3% PIK, Due 11/17)	17,549,583	17,199,583	17,199,583
			17,549,583	17,199,583	17,199,583

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		237,301	580,603
				237,301	580,603

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,565,598	9,248,522	9,248,522
		Common Stock Warrants (20 shares)		492,000	361,000
			9,565,598	9,740,522	9,609,522

Carepoint Resources, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	23,514,505	23,139,305	23,139,305
			23,514,505	23,139,305	23,139,305

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	2,266,000
				119,735	2,266,000

Chromaflo Technologies Parent LP (3%)*	Colorant Manufacturer and Distributor	Subordinated Note (8.3% Cash, Due 06/20)	10,000,000	9,950,000	9,950,000
		Class A Units (22,561 units)		—	2,239,000
			10,000,000	9,950,000	12,189,000

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,254,660	15,254,660
		Preferred Units (900 units)		900,000	981,000
		Common Units (1,000,000 units)		100,000	225,000
			15,505,583	16,254,660	16,460,660

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (14% Cash, Due 11/14)	9,825,000	9,722,773	9,176,000
		Warrant (263 shares)		276,100	—
			9,825,000	9,998,873	9,176,000

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	12,009,198	11,884,003	11,884,003
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,243,893	12,376,217	12,376,217
		Series C Preferred Units (30 units)		288,342	443,000
		Common Unit Warrant (664 units)		1,759,556	2,755,000
		Series D Preferred Units (16 units)		107,074	175,000
		Series E Preferred Units (5 units)		31,651	48,000
			25,253,091	26,446,843	27,681,220

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Senior Note (10% Cash, Due 12/18)	8,000,000	7,840,000	7,840,000
		Common Units (45,492 units)		500,000	500,000
			8,000,000	8,340,000	8,340,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	$8,759,661	$8,625,671	$8,625,671
		Common Units (47 units)		1,000,000	965,000
			8,759,661	9,625,671	9,590,671

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,241,435	6,145,145	4,505,000
			6,241,435	6,145,145	4,505,000

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,093,094	6,963,005	6,963,005
		Preferred series A Units (600,000 units)		600,000	594,000
			7,093,094	7,563,005	7,557,005

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,084,528	6,947,215	6,947,215
		Common Stock (18,029 shares)		183,562	6,000
		Preferred Stock A (1,596 shares)		1,596,126	1,794,000
			7,084,528	8,726,903	8,747,215

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	309,000
				285,000	309,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,761,041	7,606,041	7,606,041
		Common Units (1,000,000 Units)		1,000,000	1,000,000
			7,761,041	8,606,041	8,606,041

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,691,706	5,627,061	5,627,061
			5,691,706	5,627,061	5,627,061

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (8% Cash, 6% PIK, Due 08/18)	7,161,823	7,027,585	7,027,585
			7,161,823	7,027,585	7,027,585

Frontstreet Facility Solutions, Inc. (2%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,336,414	8,220,061	6,887,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,336,414	8,470,061	6,887,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (11% Cash, 5% PIK, Due 05/17)	10,922,109	10,902,440	10,902,440
			10,922,109	10,902,440	10,902,440

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	285,000
				500,000	285,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	7,085,108	7,052,652	7,052,652
			7,085,108	7,052,652	7,052,652

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 11/18)	3,150,000	3,104,786	3,104,786
		Subordinated Note (14% Cash, Due 11/18)	3,450,000	3,185,408	3,185,408
		Unit Purchase Warrant (7,817 units)		295,800	672,000
			6,600,000	6,585,994	6,962,194

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,192,490	9,708,459	9,708,459
		Common Stock Purchase Warrant (417,593 shares)		2,411,000	2,257,000
			11,192,490	12,119,459	11,965,459

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.0% PIK, Due 12/16)	8,363,431	8,174,163	8,174,163
		Membership Interest Purchase Warrant (3.0%)		853,500	1,254,000
			8,363,431	9,027,663	9,428,163

IOS Acquisitions, Inc. (5%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 3.5% PIK, Due 06/18)	19,502,372	19,168,757	19,168,757
		Common Units (7,314 Class A Units)		1,699,847	1,231,000
			19,502,372	20,868,604	20,399,757

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Library Systems & Services, LLC (0%)*	Library Systems & Services, LLC (0%)*	Common Stock Warrants (112 shares)		$58,995	$1,820,000
				58,995	1,820,000

Magpul Industries Corp. (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,006,000
		Common Units (30,000 units)		30,000	7,839,000
				1,500,000	9,845,000

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.5% Cash, 2% PIK, Due 05/17)	$12,000,000	11,787,615	12,000,000
			12,000,000	11,787,615	12,000,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,219,009	8,159,092	8,159,092
		Membership Units (1,216,204 units)		1,176,957	1,416,000
			8,219,009	9,336,049	9,575,092

Micross Solutions LLC (3%)*	Provider Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,832,577	10,695,361	10,695,361
		Class A-2 Common Units (1,580,559 units)		1,580,599	1,190,000
			10,832,577	12,275,960	11,885,361

Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16)	5,830,856	5,473,436	1,994,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,830,856	5,977,343	1,994,000

My Alarm Center, LLC (3%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 04/19)	10,329,382	10,250,068	10,329,382
		Preferred Units (2,000,000 units)		2,000,000	2,079,000
			10,329,382	12,250,068	12,408,382

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,161,867	12,993,721	12,993,721
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,440,000
			13,161,867	14,493,721	14,433,721

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)	7,310,361	6,861,977	6,861,977
		Common Unit Purchase Warrants		590,200	1,131,000
			7,310,361	7,452,177	7,992,977

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,602,331	8,602,331
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,315,809	4,266,459	4,266,459
			13,065,809	12,868,790	12,868,790

Snacks Holding Corporation (2%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 05/20)	5,030,893	4,995,166	4,995,166
		Preferred A Units (22,368 units)		1,053,897	2,485,000
		Preferred B Units (10,380 units)		25,337	201,000
		Common Units (190,935 units)		150,000	1,471,000
		Common Stock Warrants (14,558 shares)		14,558	160,000
			5,030,893	6,238,958	9,312,166

Specialized Desanders, Inc. (3%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Notes (12% Cash, 2% PIK, Due 03/19)	11,695,386	11,470,508	11,065,626
		Common C Shares (2,000,000 shares)		1,937,421	1,870,208
			11,695,386	13,407,929	12,935,834

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants		20,000	406,000
				20,000	406,000

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

The Krystal Company (0%)*	Quick Serve Restaurants	Class A Units of Limited Partnership (2,000 units)		—	1,709,000
				—	1,709,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	$4,250,000	$4,095,611	$4,095,611
		Unit Purchase Warrant (316,858 units)		195,000	577,000
			4,250,000	4,290,611	4,672,611

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (5% Cash, 10% PIK, Due 04/16)	12,315,529	12,133,908	10,622,000
			12,315,529	12,133,908	10,622,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		402,828	1,296,828
				402,828	1,296,828

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2% PIK, Due 4/19)	8,327,070	8,207,084	8,207,084
		Series A Preferred Stock (10,000 units)		785,775	968,000
		Common Stock (50,000 units)		50,000	819,000
			8,327,070	9,042,859	9,994,084

TrustHouse Services Group, Inc. (0%)*	Food Management Services	Class A Units (1,557 units)		69,302	242,996
		Class B Units (82 units)		3,647	8,794
		Class E Units (838 units)		101,532	139,628
				174,481	391,418

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,123,339	9,381,255	9,381,255
		Class A Common Stock (177,935 shares)		1,999,989	1,198,001
		Class A-1 Common Stock (18,818 shares)		137,324	137,324
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	262,000
			10,123,339	12,356,685	10,978,580

United Retirement Plan Consultants, Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 4% PIK, Due 09/16)	12,847,956	12,686,503	12,686,503
		Preferred A Units (90,000 units)		900,000	835,000
		Common Units (10,000 units)		100,000	—
			12,847,956	13,686,503	13,521,503

Water Pik, Inc. (2%)*	Branded Oral Health and Replacement Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	10,000,000	9,665,563	9,665,563
			10,000,000	9,665,563	9,665,563

Workforce Software, LLC (5%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,238,689	7,238,689
		Class B Preferred Units (1,020,000 units)		1,020,000	1,256,000
		Class C Preferred Units (624,253 units)		1,250,000	2,764,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	9,778,000
			8,000,000	10,460,989	21,036,689

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,264	19,973,542	19,973,542

		Common Points (3,000 points)		3,000,000	2,338,000
			20,198,264	22,973,542	22,311,542

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15)	6,527,677	5,904,000	—
		Royalty Rights		—	—
			6,527,677	5,904,000	—

Yellowstone Landscape Group, Inc. (5%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,181,603	20,191,788	20,191,788
			20,181,603	20,191,788	20,191,788

Subtotal Non–Control / Non–Affiliate Investments			495,697,196	528,021,069	546,043,946

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due (10/17)	8,897,392	8,765,737	8,765,737
		Convertible Preferred Interest in LLC		1,500,000	1,002,000
			8,897,392	10,265,737	9,767,737

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 06/16)	$6,839,436	$6,815,257	$6,815,257
		Membership Units (8,364 units)		620,653	39,000
			6,839,436	7,435,910	6,854,257

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		156,953	253,004
		Class B Units (496 units)		—	134,381
				156,953	387,385

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/14)	6,633,027	6,633,025	6,633,025
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	643,147	643,147	606,000
		Subordinated Note (7% Cash, Due 03/14)	941,798	941,798	786,000
		Membership Units (1,000,000 units)		8,203	725,000
		Options to Purchase Membership Units (342,407 units)		500,000	227,000
		Membership Unit Warrants (356,506 units)		—	—
			8,217,972	8,726,173	8,977,025

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,976,227	8,883,334	8,883,334
		Class A Units (80,000 units)		800,000	694,000
			8,976,227	9,683,334	9,577,334

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,457,673	10,327,229	10,327,229
		Common Stock (84 shares)		502,320	213,000
			10,457,673	10,829,549	10,540,229

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	1,555,000
				1,000,000	1,555,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,528,839	4,482,393	4,482,393
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,056,922	1,044,922	1,044,922
		Preferred Units (233 units)		211,867	303,000
		Common B Units (3,000 units)		23,140	440,000
		Common A Units (1,652 units)		14,993	242,000
			5,585,761	5,777,315	6,512,315

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,455,962	11,285,587	11,285,587
		Member Units (1,000,000 units)		1,000,000	1,351,000
		Royalty Rights		—	73,000
			11,455,962	12,285,587	12,709,587

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	—
		Common Unit Warrants (2,220 units)		—	—
				200,000	—

Plantation Products, LLC (5%)*	Seed Manufacturing	Subordinated Notes (12% Cash, 2% PIK, Due 11/17)	14,591,557	14,423,858	14,423,858
		Preferred Units (4,312 units)		4,312,000	5,033,000
		Common Units (352,000 units)		88,000	4,241,000
			14,591,557	18,823,858	23,697,858

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops International (1%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	6,208,545	6,179,807	6,179,807
		Common Units (50 units)		500,000	—
			6,208,545	6,679,807	6,179,807

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	7,038,134	5,703,715	411,000
		Class A Units (1,000,000 units)		1,000,000	—
			7,038,134	6,703,715	411,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		$2,251,100	$—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,482,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,482,000

Wythe Will Tzetzo, LLC (2%)*	Confectionary Goods Distributor	Series A Preferred Units (74,764 units)		1,500,000	6,500,000
		Common Unit Purchase Warrants (25,065 units)		301,510	1,915,000
				1,801,510	8,415,000

Subtotal Affiliate Investments			$88,268,659	107,418,051	107,536,534

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (4.8% Cash, Due 9/16)	1,271,233	1,271,233	1,271,233
		Senior Note-FCL (7.8% Cash, 2% PIK, Due 9/16)	1,195,370	1,195,368	1,062,000
		Senior Note-SPV (2.0% Cash, 5.3% PIK, Due 9/16)	1,064,061	1,007,272	9,000
		Members Interests-SPV (299,875 units)		—	—
			3,530,664	3,473,873	2,342,233

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (10% Cash, Due 03/15)	439,358	375,000	375,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,793,846	3,000,000	358,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,233,204	4,491,440	733,000

SRC, Inc. (2%)*	Specialty Chemical Manufacturer	Subordinated Note (10.8% Cash, 0.25% PIK, Due 12/14)	2,160,348	250,000	—
		Senior Revolver (9.3% Cash, Due 05/14)	374,999	376,195	376,195
		Senior Term Loan (10.3% Cash, Due 05/14)	1,900,000	1,907,481	1,907,481
		Debtor in Possession Loan (8.0% Cash, Due 01/14)	1,491,800	1,491,800	1,491,800
		Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	6,331,199	6,264,076	3,942,000
		Common Stock Purchase Warrants		123,800	—
			12,258,346	10,413,352	7,717,476

Subtotal Control Investments			20,022,214	18,378,665	10,792,709

Total Investments, December 31, 2013 (149%)*			$603,988,069	$653,817,785	$664,373,189
*    Value as a percent of net assets

(1)	All debt investments are income producing. Equity and equity-linked investments are non-income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,506,771	$12,256,771	$12,256,771
		Common Units (1,250 units)		1,250,000	1,250,000
			12,506,771	13,506,771	13,506,771

Ambient Air Corporation (“AA”) and Peaden-Hobbs Mechanical, LLC (“PHM”) (1%)*	Specialty Trade Contractors	Subordinated Note-AA (15% Cash, 3% PIK, Due 06/13)	4,047,120	4,038,351	4,038,351
		Subordinated Note-PHM (12% Cash, Due 09/12)	12,857	12,857	12,857
		Common Stock-PHM (128,571 shares)		128,571	128,571
		Common Stock Warrants-AA (455 shares)		142,361	242,000
			4,059,977	4,322,140	4,421,779

Aramsco, Inc. (0%)*	Environmental Emergency Products Distributor	Subordinated Note (12% Cash, 2% PIK, Due 03/14)	1,231,819	1,156,696	1,156,696
			1,231,819	1,156,696	1,156,696

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	905,000
				516,867	905,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,002,889	12,742,889	12,742,889
		Common Units (134 units)		1,300,000	1,300,000
			13,002,889	14,042,889	14,042,889

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		474,600	1,031,000
				474,600	1,031,000

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,373,742	8,924,127	8,924,127
		Common Stock Warrants (20 shares)		492,000	339,000
			9,373,742	9,416,127	9,263,127

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class A Units (11,974 units)		1,077,615	1,367,000
		Class B Units (11,974 units)		119,735	963,000
				1,197,350	2,330,000

Chromaflo Technologies, LLC (5%)*	Colorant Manufacturer and Distributor	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	16,466,899	16,174,905	16,174,905
		Preferred A Units (22,561 units)		2,256,098	2,878,098
			16,466,899	18,431,003	19,053,003

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Subordinated Note (12% Cash, 3% PIK, Due 05/18)	15,042,500	14,751,744	14,751,744
		Preferred Units (900 units)		900,000	900,000
		Common Units (1,000,000 units)		100,000	100,000
			15,042,500	15,751,744	15,751,744

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Senior Note (14% Cash, Due 11/14)	9,950,000	9,739,469	9,739,469
		Warrant (263 shares)		276,100	—
			9,950,000	10,015,569	9,739,469

CRS Reprocessing, LLC (7%)*	Fluid Reprocessing Services	Subordinated Note (10% Cash, 4% PIK, Due 11/15)	11,768,332	11,531,905	11,531,905
		Subordinated Note (10% Cash, 4% PIK, Due 11/15)	12,978,264	11,746,721	11,746,721
		Series C Preferred Units (30 units)		288,342	454,000
		Common Unit Warrant (664 units)		1,759,556	3,653,000
		Series D Preferred Units (16 units)		107,074	184,000
			24,746,596	25,433,598	27,569,626

DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	8,584,263	8,425,564	8,425,564
		Common Units (47 units)		1,000,000	1,000,000
			8,584,263	9,425,564	9,425,564

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,054,683	5,939,149	5,939,149
			6,054,683	5,939,149	5,939,149

DLR Restaurants, LLC (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 03/16)	10,934,260	10,764,337	10,764,337
		Subordinated Note (12% Cash, 4% PIK, Due 03/16)	783,243	768,243	768,243
		Royalty Rights		—	132,000
			11,717,503	11,532,580	11,664,580

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	$6,804,178	$6,645,927	$6,645,927
		Common Stock (18,029 shares)		183,562	183,562
		Preferred Stock A (1,596 shares)		1,596,126	1,596,126
			6,804,178	8,425,615	8,425,615

Electronic Systems Protection, Inc. (1%)*	Power Protection Systems Manufacturing	Subordinated Note (12% Cash, 2% PIK, Due 12/15)	4,246,680	4,219,387	4,219,387
		Common Stock (570 shares)		285,000	301,000
			4,246,680	4,504,387	4,520,387

Empire Facilities Management Group, Inc. (1%)*	Retail, Restaurant, and Commercial Facilities Maintenance	Subordinated Note (9% Cash, 4% PIK, Due 07/18)	5,101,061	5,019,203	5,019,203
		Convertible Preferred Units (2,500 units)		250,000	250,000
			5,101,061	5,269,203	5,269,203

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,480,349	5,398,773	5,398,773
			5,480,349	5,398,773	5,398,773

Frozen Specialties, Inc. (1%)*	Frozen Foods Manufacturer	Subordinated Note (13% Cash, 5% PIK, Due 05/16)	6,245,877	6,190,449	6,190,449
			6,245,877	6,190,449	6,190,449

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	295,000
				500,000	295,000

Glencoe Business Services Holdings (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	20,001,388	19,601,388	19,601,388
			20,001,388	19,601,388	19,601,388

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	6,667,971	6,612,541	5,894,000
			6,667,971	6,612,541	5,894,000

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Senior Note (19% Cash, Due 07/15)	3,600,000	3,530,928	3,530,928
		Subordinated Note (14% Cash, Due 07/15)	800,000	697,713	697,713
		Unit Purchase Warrant (5,265 units)		149,800	229,000
			4,400,000	4,378,441	4,457,641

Home Physicians, LLC (“HP”) and Home Physicians Holdings, LP (“HPH”) (2%)*	In-home Primary Care Physician Services	Subordinated Note-HP (12% Cash, 5% PIK, Due 03/16)	11,208,476	10,628,482	6,219,000
		Subordinated Note-HPH (4% Cash, 6% PIK, Due 03/16)	1,364,331	1,303,361	—
		Senior Subordinated Note-HP (14% Cash, 2% PIK, Due 03/16)	612,245	602,472	602,472
		Royalty Rights		—	—
			13,185,052	12,534,315	6,821,472

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 1% PIK, Due 10/15)	10,989,934	10,213,309	10,213,309
		Common Stock Purchase Warrant (199,526 shares)		980,000	1,164,000
			10,989,934	11,193,309	11,377,309

Inland Pipe Rehabilitation Holding Company LLC (6%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	20,797,791	20,559,945	20,559,945
		Membership Interest Purchase Warrant (3.0%)		853,500	2,726,000
			20,797,791	21,413,445	23,285,945

IOS Acquisitions, Inc. (4%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	17,004,723	16,664,723	16,664,723
		Common Units (7,314 Class A Units)		1,699,847	1,699,847
			17,004,723	18,364,570	18,364,570

Library Systems & Services, LLC (2%)*	Municipal Business Services	Subordinated Note (12.5% Cash, 4.5% PIK, Due 06/15)	5,250,002	5,159,230	5,159,230
		Common Stock Warrants (112 shares)		58,995	1,486,000
			5,250,002	5,218,225	6,645,230

Magpul Industries Corp. (4%)*	Firearm Accessories Manufacturer and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,300,000	13,080,247	13,080,247
		Preferred Units (1,470 units)		1,470,000	1,694,000
		Common Units (30,000 units)		30,000	3,100,000
			13,300,000	14,580,247	17,874,247

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.50% Cash, 2% PIK, Due 05/17)	12,000,000	11,740,879	11,740,879
			12,000,000	11,740,879	11,740,879

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	$8,056,663	$7,984,771	$7,984,771
		Membership Units (1,216,204 units)		1,176,957	1,307,000
			8,056,663	9,161,728	9,291,771

Media Temple, Inc. (4%)*	Web Hosting Services	Subordinated Note (12% Cash, 3% PIK, Due 04/15)	8,800,000	8,696,378	8,696,378
		Convertible Note (8% Cash, 6% PIK, Due 04/15)	3,200,000	2,896,501	6,377,000
		Common Stock Purchase Warrant (28,000 shares)		536,000	2,790,000
			12,000,000	12,128,879	17,863,378

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,615,311	10,456,311	10,456,311
		Class A-2 Common Units (1,500,000 units)		1,500,000	1,500,000
			10,615,311	11,956,311	11,956,311

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 05/16)	5,537,286	5,453,091	3,619,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,537,286	5,956,998	3,619,000

My Alarm Center, LLC (2%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 09/17)	8,084,991	8,010,654	8,010,654
		Preferred Units (2,000,000 units)		2,000,000	2,000,000
			8,084,991	10,010,654	10,010,654

National Investment Managers Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 5% PIK, Due 09/16)	12,309,375	12,100,174	12,100,174
		Preferred A Units (90,000 units)		900,000	658,000
		Common Units (10,000 units)		100,000	—
			12,309,375	13,100,174	12,758,174

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,029,262	12,839,320	12,839,320
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,500,000
			13,029,262	14,339,320	14,339,320

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 05/16)	7,660,631	7,069,381	7,069,381
		Common Unit Purchase Warrants		590,200	1,820,000
			7,660,631	7,659,581	8,889,381

ROM Acquisition Corporation (3%)*	Military and Industrial Vehicle Equipment Manufacturing	Subordinated Note (12% Cash, 3% PIK, Due 03/17)	13,157,755	13,037,948	13,037,948
			13,157,755	13,037,948	13,037,948

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.15% Cash, Due 12/16)	8,750,000	8,564,503	8,564,503
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,027,230	3,964,422	3,964,422
			12,777,230	12,528,925	12,528,925

Snacks Holding Corporation (3%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 11/17)	7,152,710	6,835,477	6,835,477
		Preferred A Units (22,368 units)		2,124,957	3,016,000
		Preferred B Units (10,380 units)		986,059	1,430,000
		Common Units (190,935 units)		150,000	415,000
		Common Stock Warrants (14,558 shares)		14,558	40,000
			7,152,710	10,111,051	11,736,477

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Subordinated Notes (12% Cash, 2% PIK, Due 12/14)	6,023,719	5,856,719	5,643,000
		Common Stock Purchase Warrants		123,800	—
			6,023,719	5,980,519	5,643,000

Stella Environmental Services, LLC (1%)*	Waste Transfer Stations	Subordinated Note (12% Cash, 3% PIK, Due 02/17)	5,916,326	5,788,004	5,788,004
		Common Stock Purchase Warrants		20,000	259,000
			5,916,326	5,808,004	6,047,004

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

The Krystal Company (4%)*	Quick Service Restaurant	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	$12,514,671	$12,296,595	$12,296,595
		Class A Units of Limited Partnership (2,000 units)		2,000,000	3,051,000
			12,514,671	14,296,595	15,347,595

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	4,750,000	4,539,123	4,539,123
		Unit Purchase Warrant (316,858 units)		195,000	384,000
			4,750,000	4,734,123	4,923,123

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (12% Cash, 3% PIK, Due 04/16)	7,146,576	7,028,045	7,028,045
		Royalty Rights		—	—
			7,146,576	7,028,045	7,028,045

Top Knobs USA, Inc. (3%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		750,000	1,071,000
				750,000	1,071,000

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2.5% PIK, Due 11/17)	7,402,071	7,275,570	7,275,570
		Series A Preferred Stock (10,000 units)		950,000	1,143,000
		Common Stock (50,000 units)		50,000	478,000
			7,402,071	8,275,570	8,896,570

TrustHouse Services Group, Inc. (7%)*	Food Management Services	Subordinated Note (12% Cash, 2.25% PIK, Due 06/19)	25,334,160	25,050,372	25,050,372
		Class A Units (1,557 units)		512,124	1,699,000
		Class B Units (82 units)		26,954	70,000
		Class E Units (838 units)		750,406	976,000
			25,334,160	26,339,856	27,795,372

Tulsa Inspection Resources, Inc. (2%)*	Pipeline Inspection Services	Subordinated Note (14%-17.5% Cash, Due 03/14)	5,810,588	5,670,249	5,670,249
		Common Units (2 units)		337,925	569,000
		Common Stock Warrants (8 shares)		321,000	2,188,000
			5,810,588	6,329,174	8,427,249

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,169,051	9,250,348	9,250,348
		Class A Common Stock (177,935 shares)		1,999,989	2,029,000
		Class A & Class B Unit Purchase Warrants		838,117	349,000
			10,169,051	12,088,454	11,628,348

Wholesale Floors, Inc. (1%)*	Commercial Services	Subordinated Note (12.5% Cash, 3.5% PIK, Due 06/14)	3,820,271	3,766,095	3,766,095
		Membership Interest Purchase Warrant (4.0%)		132,800	—
			3,820,271	3,898,895	3,766,095

Workforce Software, LLC (2%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,035,228	7,035,228
		Class B Preferred Units (1,020,000 units)		1,020,000	1,133,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	2,218,000
			8,000,000	9,007,528	10,386,228

WSO Holdings, LP (6%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,267	19,928,633	19,928,633

		Common Points (3,000 points)		3,000,000	3,172,000
			20,198,267	22,928,633	23,100,633

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15)	6,024,000	5,904,000	1,512,000
		Royalty Rights		—	—
			6,024,000	5,904,000	1,512,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 6% PIK, Due 04/14)	15,247,823	15,132,751	15,132,751
			15,247,823	15,132,751	15,132,751

Subtotal Non–Control / Non–Affiliate Investments			532,951,385	565,737,092	579,078,939

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	$8,631,169	$8,473,203	$8,473,203
		Convertible Preferred Interest in LLC		1,500,000	1,500,000
			8,631,169	9,973,203	9,973,203

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 10/13)	6,436,764	5,679,311	5,679,311
		Membership Units (6,516 units)		620,653	—
			6,436,764	6,299,964	5,679,311

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		302,886	556,618
		Class B Units (496 units)		—	295,642
				302,886	852,260

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 4% PIK, Due 03/13)	6,305,825	6,299,297	6,299,297
		Senior Note (12% Cash, 2% PIK, Due 07/15)	630,247	630,247	576,000
		Subordinated Note (7% Cash, Due 03/13)	941,798	941,798	647,000
		Membership Units (1,000,000 units)		8,203	398,000
		Options to Purchase Membership Units (342,407 units)		500,000	180,000
		Membership Unit Warrants (356,506 units)		—	—
			7,877,870	8,379,545	8,100,297

Axxiom Manufacturing, Inc. (0%)*	Industrial Equipment Manufacturer	Common Stock (136,400 shares)		200,000	1,437,000
		Common Stock Warrant (4,000 shares)		—	37,000
				200,000	1,474,000

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,620,064	8,500,212	8,500,212
		Class A Units (80,000 units)		800,000	409,000
			8,620,064	9,300,212	8,909,212

CIS Secure Computing Inc. (3%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,144,765	9,966,594	9,966,594
		Common Stock (84 shares)		502,320	1,081,000
			10,144,765	10,468,914	11,047,594

Dyson Corporation (1%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	3,122,000
				1,000,000	3,122,000

Equisales, LLC (0%)*	Energy Products and Services	Subordinated Note (6.5% Cash, 10.5% PIK, Due 06/12)	3,574,630	3,157,043	250,000
		Class A Units (500,000 units)		480,900	—
			3,574,630	3,637,943	250,000

Fischbein Partners, LLC (2%)*	Packaging and Materials Handling Equipment Manufacturer	Class A Units (1,750,000 units)		417,088	6,616,000
				417,088	6,616,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Note (12% Cash, 4.5% PIK, Due 10/16)	4,327,970	4,268,044	4,268,044
		Jr. Subordinated Note (8% Cash, 2% PIK, Due 04/17)	1,035,758	1,020,646	1,020,646
		Preferred Units (233 units)		211,867	153,000
		Common B Units (3,000 units)		23,140	—
		Common A Units (1,652 units)		14,993	—
			5,363,728	5,538,690	5,441,690

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,113,184	10,908,758	10,908,758
		Member Units (1,000,000 units)		1,000,000	1,000,000
		Royalty Rights		—	—
			11,113,184	11,908,758	11,908,758

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	417,000
		Common Unit Warrants (2,220 units)		—	36,000
				200,000	453,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2012

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Plantation Products, LLC (6%)*	Seed Manufacturing	Subordinated Notes (10.5% Cash, 7% PIK, Due 11/17)	$19,308,135	$19,108,298	$19,108,298
		Preferred Units (4,312 units)		4,312,000	4,660,000
		Common Units (352,000 units)		88,000	382,000
			19,308,135	23,508,298	24,150,298

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	233,000
				563,602	233,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	5,902,282	5,853,425	5,853,425
		Common Units (50 units)		500,000	680,000
			5,902,282	6,353,425	6,533,425

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	5,731,024	5,469,170	1,288,000
		Class A Units (1,000,000 units)		1,000,000	—
			5,731,024	6,469,170	1,288,000

Waste Recyclers Holdings, LLC (1%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	2,974,000
		Class C Preferred Units (1,444,475 units)		246,598	663,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,731,599	3,637,000

Wythe Will Tzetzo, LLC (3%)*	Confectionary Goods Distributor	Subordinated Notes (13% Cash, Due 10/16)	10,357,475	9,964,397	9,964,397
		Series A Preferred Units (74,764 units)		1,500,000	3,007,000
		Common Unit Purchase Warrants (25,065 units)		301,510	768,000
			10,357,475	11,765,907	13,739,397

Subtotal Affiliate Investments			103,061,090	123,019,204	123,408,445

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (5.0% Cash, Due 09/16)	1,386,706	1,386,706	1,386,706
		Senior Note-FCL (8.0% Cash, 2% PIK, Due 09/16)	1,171,394	1,170,881	1,006,000
		Senior Note-SPV (2.5% Cash, 6% PIK, Due 09/16)	1,007,272	1,007,272	—
		Members Interests-SPV (299,875 units)		—	—
			3,565,372	3,564,859	2,392,706

Fire Sprinkler Systems, Inc. (0%)*	Specialty Trade Contractors	Subordinated Notes (2% PIK, Due 03/13)	3,565,051	2,992,528	140,000
		Common Stock (2,978 shares)		294,624	—
			3,565,051	3,287,152	140,000

Fischbein, LLC (0%)*	Packaging and Materials Handling Equipment Manufacturer	Class A-1 Common Units (501,984 units)		29,575	141,512
		Class A Common Units (3,839,068 units)		226,182	927,121
				255,757	1,068,633

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (10% Cash, Due 03/15)	264,694	250,000	250,000
		Subordinated Note (8.5% Cash, Due 03/15)	3,483,770	3,000,000	464,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			3,748,464	4,366,440	714,000

Subtotal Control Investments			10,878,887	11,474,208	4,315,339

Total Investments, December 31, 2012 (169%)*			$646,891,362	$700,230,504	$706,802,723
*    Fair value as a percent of net assets

(1)	All debt investments are income producing. Equity and equity-linked investments are non-income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

See accompanying notes.

Triangle Capital Corporation
Notes to Financial Statements

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies
Organization and Business
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
Reclassifications
Certain reclassifications have been made in the consolidated financial statements for the year ended December 31, 2011 in order to conform to current presentation. The Company had historically included losses realized on the extinguishment of debt in “Interest and other financing fees” in the Consolidated Statements of Operations. Effective January 1, 2012, the Company records losses on the extinguishment of debt as a separate line item in the Consolidated Statements of Operations.
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
The Company’s valuation process is led by the Company’s executive officers and managing directors. The Company’s valuation process begins with a quarterly review of each investment in the Company’s investment portfolio by the Company’s executive officers and investment committee. Valuations of each portfolio security are then prepared by the Company’s investment professionals, who have direct responsibility for the origination,

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

management and monitoring of each investment. Under the Company’s valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer of the Company. Generally, any investment that is valued below cost is subjected to review by one of the Company’s executive officers. After the peer review is complete, the Company engages two independent, third party valuation firms, Duff & Phelps, LLC and Lincoln Partners Advisors LLC (collectively, the “Valuation Firms”), to provide third-party reviews of certain investments, as described further below. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of the Company’s investments in accordance with the 1940 Act.
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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2011	11	34%
June 30, 2011	13	26%
September 30, 2011	11	31%
December 31, 2011	12	22%
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s significant debt and equity securities at December 31, 2013 and December 31, 2012 are summarized as follows:

December 31, 2013:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$508,522,575	Income Approach	Required Rate of Return	8.3% – 30.0%	14.7%
			Leverage Ratio	0.8x – 6.7x	3.9x
			Adjusted EBITDA	$1.0 million – $77.0 million	$17.0 million
Subordinated debt and 2nd lien notes	5,945,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.5x – 5.5x	4.9x
			Adjusted EBITDA	$0.5 million – $4.7 million	$1.4 million
Senior debt and 1st lien notes	45,968,765	Income Approach	Required Rate of Return	4.8% – 19.0%	12.9%
			Leverage Ratio	0.0x – 6.4x	2.9x
			Adjusted EBITDA	$1.0 million – $4.7 million	$2.8 million
Equity shares and warrants	103,863,849	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 10.0x	6.4x
			Adjusted EBITDA	$0.5 million – $77.0 million	$15.9 million
			Revenue Multiple	1.5x – 4.2x	3.9x
			Revenues	$8.5 million – $59.5 million	$50.8 million

December 31, 2012:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$553,136,550	Income Approach	Required Rate of Return	10.0% – 25.0%	15.0%
			Leverage Ratio	0.8x – 8.8x	3.4x
			Adjusted EBITDA	$0.7 million – $53.5 million	$16.9 million
Subordinated debt and 2nd lien notes	6,219,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.5x – 6.0x	6.0x
			Adjusted EBITDA	$1.5 million – $4.7 million	$1.7 million
Senior debt and 1st lien notes	46,576,994	Income Approach	Required Rate of Return	5.0% – 20.0%	15.4%
			Leverage Ratio	0.8x – 8.8x	3.5x
			Adjusted EBITDA	$0.8 million – $8.2 million	$4.6 million
Equity shares and warrants	100,738,179	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.0x – 11.0x	6.8x
			Adjusted EBITDA	$0.8 million – $53.5 million	$19.1 million
			Revenue Multiple	1.5x – 4.8x	3.1x
			Revenues	$8.0 million – $51.2 million	$36.6 million

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
Depreciation
Furniture, fixtures and equipment are depreciated on a straight-line basis over an estimated useful life of five years. Software and computer equipment are depreciated on a straight-line basis over an estimated useful life of three years.
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
PIK interest, which is non-cash source of income, is included in the Company's taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a regulated investment company ("RIC") for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
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
General and Administrative Expenses
General and administrative expenses include compensation costs related to salaries, discretionary compensation, equity-based compensation and benefits, as well as administrative costs including facilities costs, insurance, legal and accounting expenses and other costs related to operating as a publicly-traded company.
Income Taxes
The Company elected for federal income tax purposes to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2007. In order to maintain its qualification as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both December 31, 2013 and 2012, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
The Company’s investments carry a number of risks including, but not limited to: (i) investing in lower middle market companies which have a limited operating history and financial resources; (ii) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors; (iii) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.
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
On March 2, 2012, the Company issued $60.0 million of unsecured notes (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The Company also granted the underwriters a 30-day option to purchase up to an additional $9.0 million in aggregate principal amount of 2019 Notes to cover over-allotments, if any.  Pursuant to this offering, $9.0 million of the 2022 Notes were sold and delivered on March 8, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million.
On October 19, 2012, the Company issued $70.0 million in aggregate principal amount of 6.375% unsecured notes due 2022 (the "2022 Notes").  The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015.  The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  The Company also granted the underwriters a 30-day option to purchase up to an additional $10.5 million in aggregate principal amount of 2022 Notes to cover over-allotments, if any.  Pursuant to this offering, $10.5 million of the 2022 Notes were sold and delivered on November 6, 2012. The total net proceeds to the Company from the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million.
Investments Denominated in Foreign Currency
As of December 31, 2013, the Company held an investment in one portfolio company that was denominated in Canadian dollars.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The table below summarizes the Company’s dividends and distributions:

Declared	Record	Payable	Per Share Amount	Amount paid in Cash	DRIP	Total
May 9, 2007	May 31, 2007	June 28, 2007	$0.15	$358,000	$645,000	$1,003,000
August 8, 2007	August 30, 2007	September 27, 2007	0.26	769,000	981,000	1,750,000
November 7, 2007	November 29, 2007	December 27, 2007	0.27	1,837,000	—	1,837,000
December 14, 2007	December 31, 2007	January 28, 2008	0.30	2,041,000	—	2,041,000
Total 2007 dividends and distributions			0.98	5,005,000	1,626,000	6,631,000
May 7, 2008	June 5, 2008	June 26, 2008	0.31	2,144,000	—	2,144,000
July 21, 2008	August 14, 2008	September 4, 2008	0.35	2,421,000	—	2,421,000
October 9, 2008	October 30, 2008	November 20, 2008	0.38	2,629,000	—	2,629,000
December 7, 2008	December 23, 2008	January 6, 2009	0.40	2,767,000	—	2,767,000
Total 2008 dividends and distributions			1.44	9,961,000	—	9,961,000
February 13, 2009	February 27, 2009	March 13, 2009	0.05	352,000	—	352,000
March 11, 2009	March 25, 2009	April 8, 2009	0.40	2,817,000	—	2,817,000
June 16, 2009	July 9, 2009	July 23, 2009	0.40	3,333,000	—	3,333,000
September 23, 2009	October 8, 2009	October 22, 2009	0.41	3,030,000	1,000,000	4,030,000
December 1, 2009	December 22, 2009	January 5, 2010	0.41	3,583,000	1,215,000	4,798,000
Total 2009 dividends and distributions			1.67	13,115,000	2,215,000	15,330,000
March 11, 2010	March 25, 2010	April 8, 2010	0.41	3,803,000	1,090,000	4,893,000
June 1, 2010	June 15, 2010	June 29, 2010	0.41	4,009,000	915,000	4,924,000
August 25, 2010	September 8, 2010	September 22, 2010	0.41	4,137,000	813,000	4,950,000
December 01, 2010	December 15, 2010	December 29, 2010	0.42	5,406,000	846,000	6,252,000
Total 2010 dividends and distributions			1.65	17,355,000	3,664,000	21,019,000
February 23, 2011	March 16, 2011	March 30, 2011	0.42	6,679,000	1,094,000	7,773,000
May 31, 2011	June 15, 2011	June 29, 2011	0.44	7,156,000	1,015,000	8,171,000
August 31, 2011	September 14, 2011	September 28, 2011	0.44	8,993,000	973,000	9,966,000
November 2, 2011	December 14, 2011	December 28, 2011	0.47	9,543,000	1,133,000	10,676,000
Total 2011 dividends and distributions			1.77	32,371,000	4,215,000	36,586,000
February 28, 2012	March 14, 2012	March 28, 2012	0.47	11,760,000	1,028,000	12,788,000
May 30, 2012	June 13, 2012	June 27, 2012	0.50	12,994,000	636,000	13,630,000
August 29, 2012	September 12, 2012	September 26, 2012	0.52	13,392,000	799,000	14,191,000
November 28, 2012	December 12, 2012	December 26, 2012	0.53	13,643,000	837,000	14,480,000
Total 2012 dividends and distributions			2.02	51,789,000	3,300,000	55,089,000
February 27, 2013	March 13, 2013	March 27, 2013	0.54	14,072,000	797,000	14,869,000
May 29, 2013	June 12, 2013	June 26, 2013	0.54	14,115,000	773,000	14,888,000
August 28, 2013	September 11, 2013	September 25, 2013	0.54	14,140,000	792,000	14,932,000
November 27, 2013	December 11, 2013	December 24, 2013	0.54	14,409,000	538,000	14,947,000
Total 2013 dividends and distributions			2.16	56,736,000	2,900,000	59,636,000
Total dividends and distributions			$11.69	$186,332,000	$17,920,000	$204,252,000
Per Share Amounts
Per share amounts included in the Consolidated Statements of Operations are computed by dividing net investment income and net increase in net assets resulting from operations by the weighted average number of

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted per share amounts are the same as basic per share amounts. Net asset value per share is computed by dividing total net assets by the number of common shares outstanding as of the end of the period.

2. Investments
Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%
December 31, 2012:
Subordinated debt and 2nd lien notes	$582,365,584	83%	$559,355,550	79%
Senior debt and 1st lien notes	46,955,594	7	46,576,994	7
Equity shares	60,948,229	9	78,979,179	11
Equity warrants	9,961,097	1	21,759,000	3
Royalty rights	—	—	132,000	—
	$700,230,504	100%	$706,802,723	100%
During the year ended December 31, 2013, the Company made eleven new investments, including recapitalizations of existing portfolio companies, totaling approximately $137.6 million, fourteen additional debt investments in existing portfolio companies of approximately $33.4 million and six additional equity investments in existing portfolio companies totaling approximately $3.3 million. During the year ended December 31, 2012, the Company made twenty-six new investments, including recapitalizations in existing portfolio companies, totaling approximately $340.5 million, eight additional debt investments in existing portfolio companies of approximately $7.8 million and five additional equity investments in existing portfolio companies totaling approximately $0.6 million. During the year ended December 31, 2011, the Company made twenty-one new investments, including recapitalizations in existing portfolio companies, totaling approximately $200.2 million, seven additional debt investments in existing portfolio companies of approximately $24.3 million and five additional equity investments in existing portfolio companies totaling approximately $0.5 million.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of December 31, 2013 and December 31, 2012, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$514,467,575	$514,467,575
Senior debt and 1st lien notes	—	—	45,968,765	45,968,765
Equity shares	—	—	79,935,246	79,935,246
Equity warrants	—	—	23,928,603	23,928,603
Royalty rights	—	—	73,000	73,000
	$—	$—	$664,373,189	$664,373,189

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$559,355,550	$559,355,550
Senior debt and 1st lien notes	—	—	46,576,994	46,576,994
Equity shares	—	—	78,979,179	78,979,179
Equity warrants	—	—	21,759,000	21,759,000
Royalty rights	—	—	132,000	132,000
	$—	$—	$706,802,723	$706,802,723
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

Year Ended December 31, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	143,261,733	20,275,476	8,636,995	2,146,000	—	174,320,204
Investment Reclass	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(24,007,653)	(10,010,193)	—	(34,017,846)
Loan origination fees received	(1,850,794)	(300,000)	—	—	—	(2,150,794)
Principal repayments received	(200,771,121)	(12,565,473)	—	—	—	(213,336,594)
PIK interest earned	16,032,871	987,624	—	—	—	17,020,495
PIK interest payments received	(11,535,063)	(507,608)	—	—	—	(12,042,671)
Accretion of loan discounts	1,484,751	—	—	—	—	1,484,751
Accretion of deferred loan origination revenue	3,650,384	239,808	—	—	—	3,890,192
Realized gain	(914,551)	—	11,408,362	7,925,733	—	18,419,544
Unrealized gain (loss)	(3,015,754)	31,513	4,918,363	2,108,063	(59,000)	3,983,185
Fair value, end of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Year Ended December 31, 2012:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$387,169,056	$59,974,195	$43,972,024	$15,043,300	$920,000	$507,078,575
New investments	314,045,768	2,986,663	30,183,406	1,722,317	—	348,938,154
Proceeds from sales of investments	—	—	(9,343,938)	(818,732)	(874,400)	(11,037,070)
Loan origination fees received	(5,431,915)	(200,000)	—	—	—	(5,631,915)
Principal repayments received	(130,160,007)	(18,081,249)	—	—	—	(148,241,256)
PIK interest earned	13,545,360	1,443,258	—	—	—	14,988,618
PIK interest payments received	(8,317,521)	(786,028)	—	—	—	(9,103,549)
Accretion of loan discounts	1,591,831	308,083	—	—	—	1,899,914
Accretion of deferred loan origination revenue	3,006,784	407,994	—	—	—	3,414,778
Realized gain (loss)	254,565	254,046	5,367,033	785,132	—	6,660,776
Unrealized gain (loss)	(16,348,371)	270,032	8,800,654	5,026,983	$86,400	(2,164,302)
Fair value, end of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized gains on investments of $8.5 million during the year ended December 31, 2013 are related to portfolio company investments that were still held by the Company as of December 31, 2013. Pre-tax net unrealized gains on investments of $1.8 million during the year ended December 31, 2012 are related to portfolio company investments that were still held by the Company as of December 31, 2012.
3. Borrowings
The Company had the following borrowings outstanding as of December 31, 2013 and December 31, 2012:

Issuance/Pooling Date	Maturity Date	Interest Rate as of December 31, 2013	December 31, 2013	December 31, 2012
SBA-Guaranteed Debentures:
September 24, 2008	September 1, 2018	N/A	$—	$20,500,000
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
December 21, 2012	March 1, 2023	3.155%	30,000,000	30,000,000
SBA-Guaranteed LMI Debenture:
September 14, 2010	March 1, 2016	2.508%	7,395,211	7,214,579
Credit Facility:
June 26, 2013	September 17, 2017	4.025%	11,221,246	—
Notes:
March 2, 2012	March 15, 2019	7.000%	69,000,000	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
			$354,006,457	$363,104,579

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

SBA and SBA LMI Debentures
Interest payments on SBA-guaranteed debentures are payable semi–annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The Company’s SBA-guaranteed Low or Moderate Income (“LMI”) debentures are five-year deferred interest debentures that are issued at a discount to par. The accretion of discount on SBA-guaranteed LMI debentures is classified as interest expense in the Company’s consolidated financial statements.
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of December 31, 2013, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of December 31, 2013, Triangle SBIC had outstanding $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of December 31, 2013, Triangle SBIC II had outstanding $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2013 and December 31, 2012 were 4.07% and 4.05%, respectively. As of December 31, 2013, all SBA debentures were pooled. The weighted average interest rate as of December 31, 2012 included $183.6 million of pooled SBA-guaranteed debentures with a weighted average fixed rate of 4.48% and $30.0 million of unpooled SBA guaranteed debentures with a weighted average interim interest rate of 1.42%. The SBA-guaranteed debentures are collateralized by the assets of Triangle SBIC and Triangle SBIC II.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the years ended December 31, 2013 and December 31, 2012 the Company prepaid approximately $20.5 million and $40.8 million, respectively, of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.4 million and $0.8 million, respectively.
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2013 and December 31, 2012, the carrying amounts of SBA-guaranteed debentures were approximately $193.3 million and $213.6 million, respectively. As of December 31, 2013 and December 31, 2012, the fair values of the SBA-guaranteed debentures were approximately $206.6 million and $228.4 million, respectively.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75% or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The Company pays a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on the Company's Consolidated Statements of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments.
As of December 31, 2013, the Company had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($11.2 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the credit facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2012, the Company had no borrowings outstanding under the Prior Facility.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2013, the fair value of the borrowings outstanding under the Credit Facility was approximately $11.2 million.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a business development company. As of December 31, 2013, the Company was in compliance with all covenants of the Credit Facility.
Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of both December 31, 2013 and December 31, 2012, the carrying amount of the 2019 Notes was approximately $69.0 million. As of December 31, 2013 and December 31, 2012, the fair values of the 2019 Notes were $71.6 million and $72.6 million, respectively.
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "2022 Notes") and in November 2012, issued $10.5 million of 2022 Notes. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015.  The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.  The net proceeds to the Company from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of both December 31, 2013 and December 31, 2012, the carrying amount of the 2022 Notes was $80.5 million. As of December 31, 2013 and December 31, 2012, the fair values of the 2022 Notes were $76.7 million and $78.1 million, respectively. Such fair values of the 2019 Notes and the 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
4. Income Taxes
The Company has elected to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its qualification as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2013, 2012 and 2011 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
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
Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2013, 2012 and 2011, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

	December 31,
	2013	2012	2011
Additional paid-in capital	$(1,159,313)	$4,461,480	$584,146
Investment income in excess of distributions	$886,426	$(1,256,028)	$638,083
Accumulated realized gains on investments	$272,887	$(3,205,452)	$(1,222,229)

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2010-2013), and has concluded that the provision for uncertain tax positions in the Company's financial statements is necessary.
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
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Ordinary income	$57,920,707	$54,174,924	$35,954,170
Distributions of long-term capital gains	508,982	—	—
Distributions on a tax basis	$58,429,689	$54,174,924	$35,954,170
During the year ended December 31, 2011, the Company utilized net capital loss carryforwards of $8,244,376.
The Company intends to retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but to generally designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, the Company will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. For the year ended December 31, 2013, the Company did not elect to designate retained net capital gains as deemed distributions. For the year ended December 31, 2012, the Company elected to designate retained net capital gains of $7,125,809, or approximately $0.26 per share, as a deemed distribution, which was allocated to stockholders of record as of December 31, 2012. The Company paid U.S. federal income taxes of $2,494,033 or approximately $0.09 per share, related to the 2012 retained capital gains. For the year ended December 31, 2011, the Company elected to designate retained net capital gains of $1,414,949, or approximately $0.06 per share, as a deemed distribution, which was allocated to stockholders of record as of December 31, 2011. The Company paid U.S. federal income taxes of $495,233 or approximately $0.02 per share, related to the 2011 retained capital gains.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

At December 31, 2013, 2012 and 2011, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
	2013	2012	2011
Undistributed net investment income	$9,870,670	$5,360,266	$8,041,850
Accumulated capital gains (losses)	18,321,413	—	—
Other permanent differences relating to the Company’s formation	1,975,543	1,975,543	1,975,543
Other temporary differences	(1,032,839)	3,118,678	(840,620)
Unrealized appreciation	7,586,753	3,531,375	6,790,138
Components of distributable earnings at year end	$36,721,540	$13,985,862	$15,966,911

For federal income tax purposes, the cost of investments owned at December 31, 2013 and 2012 was approximately $656.6 million and $704.0 million, respectively.
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
The following table presents information with respect to the Plan for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	290,198	$18.52	359,555	$15.39	302,698	$11.40
Shares granted during the period	309,430	$28.66	235,086	$19.00	161,174	$20.37
Shares vested during the period	(7,455)	$20.12	(304,443)	$15.19	(104,317)	$11.53
Unvested shares, end of period	592,173	$23.80	290,198	$18.52	359,555	$15.39

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

In the years ended December 31, 2013, 2012 and 2011, the Company recognized equity-based compensation expense of approximately $4.0 million, $3.0 million and $1.9 million, respectively. This expense is included in general and administrative expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2013, there was approximately $10.2 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.0 years.
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

6. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit as of December 31, 2013 was approximately $4.0 million. There were no unused commitments to extend credit as of December 31, 2012. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
The Company’s headquarters is leased under an agreement that expires on May 31, 2019. Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $288,000, $285,000 and $290,000 respectively, and the rent commitments as of December 31, 2013 are as follows:

Year ending December 31,	Rent Commitment
2014	$398,462
2015	407,417
2016	416,587
2017	425,971
2018	435,571
2019	187,637
Total	$2,271,645

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

7.     Financial Highlights

	Years Ended December 31,
	2013	2012	2011	2010	2009
Per share data:
Net asset value at beginning of period	$15.30	$14.68	$12.09	$11.03	$13.22
Net investment income(1)	2.23	2.16	2.07	1.62	1.63
Net realized gain (loss) on investments(1)	0.67	0.25	0.56	(0.43)	0.05
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	0.08	(0.11)	0.33	0.86	(1.20)
Total increase from investment operations(1)	2.98	2.30	2.96	2.05	0.48
Cash dividends/distributions declared	(2.16)	(2.02)	(1.77)	(1.65)	(1.67)
Taxes paid on deemed distribution of long-term capital gains	—	(0.09)	(0.02)	—	—
Common stock offerings	—	0.54	1.61	0.67	(0.53)
Stock-based compensation(1)	(0.03)	(0.08)	(0.04)	(0.05)	0.08
Shares issued pursuant to Dividend Reinvestment Plan	0.04	0.05	0.03	0.08	0.10
Loss on extinguishment of debt(1)	(0.01)	(0.03)	(0.01)	(0.03)	—
Provision for taxes(1)	(0.02)	(0.02)	(0.05)	(0.02)	(0.02)
Other(2)	—	(0.03)	(0.12)	0.01	(0.63)
Net asset value at end of period	$16.10	$15.30	$14.68	$12.09	$11.03
Market value at end of period(3)	$27.65	$25.49	$19.12	$19.00	$12.09
Shares outstanding at end of period	27,697,483	27,284,798	22,774,726	14,928,987	11,702,511
Net assets at end of period	$445,792,130	$417,335,244	$334,286,955	$180,479,159	$129,099,192
Average net assets	$434,926,009	$406,869,811	$270,041,765	$145,386,905	$98,085,844
Ratio of total operating expenses to average net assets	9%	8%	9%	11%	14%
Ratio of net investment income to average net assets	14%	14%	15%	14%	14%
Portfolio turnover ratio	26%	27%	11%	23%	12%
Total return(4)	17%	44%	10%	71%	35%

(1)	Weighted average basic per share data.

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

8.     Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2013. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total investment income	$24,465,935	$27,256,148	$27,315,168	$21,991,114
Net investment income	15,233,465	16,271,923	16,779,568	13,243,941
Net increase in net assets resulting from operations	18,419,816	21,848,467	23,171,664	17,771,933
Net investment income per share	$0.56	$0.59	$0.61	$0.48
	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total investment income	$19,111,853	$21,962,466	$24,326,708	$24,967,440
Net investment income	12,193,849	14,050,423	15,876,354	15,541,771
Net increase in net assets resulting from operations	12,617,508	15,626,201	16,231,786	15,588,022
Net investment income per share	$0.49	$0.52	$0.58	$0.57
9. Subsequent Events
In January 2014, the Company invested $9.8 million in subordinated debt of On Event Services, LLC ("On Event Services"). On Event Services rents audio, video, lighting, staging and other equipment to hotels, conference venues and to live events. Under the terms of the investment, On Event Services will pay interest on the subordinated debt at a rate of 12%.
In January 2014, the Company invested $14.8 million in subordinated debt and equity of Justrite Manufacturing Company LLC ("Justrite"). Justrite designs, develops and supplies storage, handling and security products for hazardous materials, as well as environmental protection and spill containment devices. Under the terms of the investment, Justrite will pay interest on the subordinated debt at a rate of 12%.
In January 2014, the Company invested $12.5 million in subordinated debt and equity of AGM Automotive, Inc. ("AGM"). AGM supplies interior components to the auto industry, specializing in interior lighting, overhead consoles, floor mats, interior handles, electronics and switches. Under the terms of the investment, AGM will pay interest on the subordinated debt at a rate of 13%.
In February 2014, the Company’s Board of Directors granted 273,000 restricted shares of the Company’s common stock to certain employees. These restricted shares had a total grant date fair value of approximately $7.1 million, which will be expensed on a straight-line basis over each respective award’s vesting period.
In February 2014, the Company invested $13.2 million in subordinated debt and equity in PetroLiance, LLC ("PetroLiance"). PetroLiance distributes lubricants, fuels and ancillary products. Under the terms of the investment, PetroLiance will pay interest on the subordinated debt at a rate of 13%.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited the consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013. We have also audited the consolidated financial highlights for each of the five years in the period ended December 31, 2013, and have issued our report thereon dated February 26, 2014 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in the Index at Item 15(a)(2) of this Form 10-K. The Schedule 12-14 is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 26, 2014

Schedule 12-14
TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2013

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2012 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2013 Value
Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”)	Senior Note-FCL (4.8% Cash)	$74,549	$1,386,706	$—	$115,473	$1,271,233
	Senior Note-FCL (7.8% Cash, 2% PIK)	117,994	1,006,000	56,000	—	1,062,000
	Senior Note-SPV (2.0% Cash, 5.3% PIK)	21,543	—	9,000	—	9,000
	Members Interests-SPV (299,875 units)	—	—	—	—	—
		214,086	2,392,706	65,000	115,473	2,342,233

Fire Sprinkler Systems, Inc.	Subordinated Notes (2% PIK)	—	140,000	2,852,528	2,992,528	—
	Common Stock (2,978 shares)	—	—	294,624	294,624	—
		—	140,000	3,147,152	3,287,152	—

Fischbein, LLC	Class A-1 Common Units (501,984 units)	498	141,512	83,170	224,682	—
	Class A Common Units (3,839,068 units)	—	927,121	636,063	1,563,184	—
		498	1,068,633	719,233	1,787,866	—

Gerli & Company	Subordinated Note (13% Cash)	—	250,000	125,000	—	375,000
	Subordinated Note (8.5% Cash)	—	464,000	—	106,000	358,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	714,000	125,000	106,000	733,000

SRC, Inc.	Subordinated Note (10.8% Cash, 0.25% PIK)	—	—	250,000	250,000	—
	Senior Revolver (9.3% Cash)	—	—	376,195	—	376,195
	Senior Term Loan (10.3% Cash)	—	—	1,907,481	—	1,907,481
	Debtor in Possession Loan (8.0% Cash)	—	—	1,491,800	—	1,491,800
	Subordinated Notes (12% Cash, 2% PIK)	—	5,643,000	407,357	2,108,357	3,942,000
	Common Stock Purchase Warrants	—	—	—	—	—
		—	5,643,000	4,432,833	2,358,357	7,717,476

Total Control Investments		214,584	9,958,339	8,489,218	7,654,848	10,792,709

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	1,427,423	8,473,203	292,534	—	8,765,737
	Convertible Preferred Interest in LLC	—	1,500,000	—	498,000	1,002,000
		1,427,423	9,973,203	292,534	498,000	9,767,737

American De-Rosa Lamparts, LLC and Hallmark Lighting	Subordinated Note (12% Cash, 6% PIK)	1,941,294	5,679,311	1,135,946		6,815,257
	Membership Units (6,516 units)	—	—	39,000		39,000
		1,941,294	5,679,311	1,174,946	—	6,854,257

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2013

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2012 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2013 Value
AP Services, Inc.	Class A Units (933 units)	11,655	556,618	89,307	392,921	253,004
	Class B Units (496 units)	6,196	295,642	124,945	286,206	134,381
		17,851	852,260	214,252	679,127	387,385

Asset Point, LLC	Senior Note (12% Cash, 4% PIK)	$1,121,288	$6,299,297	$333,728	$—	$6,633,025
	Subordinated Note (12% Cash, 2% PIK)	90,296	576,000	30,000	—	606,000
	Subordinated Note (7% Cash)	61,109	647,000	139,000	—	786,000
	Membership Units (1,000,000 units)	—	398,000	327,000	—	725,000
	Options to Purchase Membership Units (342,407 units)	—	180,000	47,000	—	227,000
	Membership Unit Warrants (356,506 units)	—	—	—	—	—
		1,272,693	8,100,297	876,728	—	8,977,025

Axxiom Manufacturing, Inc.	Common Stock (136,400 shares)	—	1,437,000	1,237,000	2,674,000	—
	Common Stock Warrant (4,000 shares)	—	37,000	37,000	74,000	—
		—	1,474,000	1,274,000	2,748,000	—

Captek Softgel International, Inc.	Subordinated Note (12% Cash, 4% PIK)	1,451,611	8,500,212	383,122	—	8,883,334
	Class A Units (80,000 units)	—	409,000	285,000	—	694,000
		1,451,611	8,909,212	668,122	—	9,577,334

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 2% PIK)	1,622,267	9,966,594	360,635	—	10,327,229
	Common Stock (84 shares)	—	1,081,000	—	868,000	213,000
		1,622,267	11,047,594	360,635	868,000	10,540,229

Dyson Corporation	Class A Units (1,000,000 units)	—	3,122,000	—	1,567,000	1,555,000
		—	3,122,000	—	1,567,000	1,555,000

Equisales, LLC	Subordinated Note (6.5% Cash, 10% PIK)	—	250,000	2,907,043	3,157,043	—
	Class A Units (500,000 units)	—	—	480,900	480,900	—
		—	250,000	3,387,943	3,637,943	—

Fischbein Partners, LLC	Class A Units (1,750,000 units)	—	6,616,000	6,556,811	13,172,811	—
		—	6,616,000	6,556,811	13,172,811	—

Main Street Gourmet, LLC	Subordinated Notes (12% Cash, 4.5% PIK)	749,995	4,268,044	214,349	—	4,482,393
	Jr. Subordinated Notes (8% Cash, 2% PIK)	108,928	1,020,646	24,276	—	1,044,922
	Preferred Units (233 units)	—	153,000	150,000	—	303,000
	Common B Units (3,000 units)	—	—	440,000	—	440,000
	Common A Units (1,652 units)	—	—	242,000	—	242,000
		858,923	5,441,690	1,070,625	—	6,512,315

PartsNow!, LLC	Subordinated Note (12% Cash, 3% PIK)	1,757,941	10,908,758	376,829	—	11,285,587
	Member Units (1,000,000 units)	—	1,000,000	351,000	—	1,351,000
	Royalty Rights	—	—	73,000	—	73,000
		1,757,941	11,908,758	800,829	—	12,709,587

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2013

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2012 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2013 Value
Pine Street Holdings, LLC	Preferred Units (200 units)	—	417,000	—	417,000	—
	Common Unit Warrants (2,220 units)	—	36,000	—	36,000	—
		—	453,000	—	453,000	—

Plantation Products, LLC	Subordinated Notes (10.5% Cash, 7% PIK)	$3,018,360	$19,108,298	$1,092,840	$5,777,280	$14,423,858
	Preferred Units (4,312 units)	—	4,660,000	373,000	—	5,033,000
	Common Units (352,000 units)	—	382,000	3,859,000	—	4,241,000
		3,018,360	24,150,298	5,324,840	5,777,280	23,697,858

QC Holdings, Inc.	Common Stock (5,594 shares)	—	233,000	237,000	—	470,000
		—	233,000	237,000	—	470,000

Technology Crops International	Subordinated Note (12% Cash, 5% PIK)	1,061,415	5,853,425	326,382	—	6,179,807
	Common Units (50 units)	58	680,000	—	680,000	—
		1,061,473	6,533,425	326,382	680,000	6,179,807

Venture Technology Groups, Inc.	Subordinated Note (12.5% Cash, 4% PIK)	—	1,288,000	235,000	1,112,000	411,000
	Class A Units (1,000,000 units)	—	—	—	—	—
		—	1,288,000	235,000	1,112,000	411,000

Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	—	—	—	—	—
	Class B Preferred Units (11,484,867 units)	—	2,974,000	—	1,492,000	1,482,000
	Class C Preferred Units (1,444,475 units)	505,417	663,000	—	663,000	—
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		505,417	3,637,000	—	2,155,000	1,482,000

Wythe Will Tzetzo, LLC	Subordinated Notes (13% Cash)	836,613	9,964,397	393,078	10,357,475	—
	Series A Preferred Units (74,764 units)	586,092	3,007,000	3,493,000	—	6,500,000
	Common Unit Purchase Warrants (25,065 units)	—	768,000	1,147,000	—	1,915,000
		1,422,705	13,739,397	5,033,078	10,357,475	8,415,000

Total Affiliate Investments		$16,357,958	$123,408,445	$27,833,725	$43,705,636	$107,536,534

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

3.2
Fourth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 on Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference).

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

10.16
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

10.17	First Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated August 29, 2013.*

10.18	Second Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated November 13, 2013.*

12	Computation of Ratio of Earnings to Fixed Charges.*

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