Form 10-Q
period 2014-03-31
Triangle Capital CORP
filed 2014-05-07
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on May 6, 2014 was 27,903,696.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $565,681,884 and $528,021,069 at March 31, 2014 and December 31, 2013, respectively)	$578,923,349	$546,043,946
Affiliate investments (cost of $96,920,921 and $107,418,051 at March 31, 2014 and December 31, 2013, respectively)	97,897,491	107,536,534
Control investments (cost of $18,254,446 and $18,378,665 at March 31, 2014 and December 31, 2013, respectively)	13,189,579	10,792,709
Total investments at fair value	690,010,419	664,373,189
Cash and cash equivalents	90,838,247	133,304,346
Interest and fees receivable	3,705,941	5,255,760
Prepaid expenses and other current assets	3,473,128	831,544
Deferred financing fees	10,665,772	11,063,716
Property and equipment, net	76,425	60,525
Total assets	$798,769,932	$814,889,080
Liabilities:
Accounts payable and accrued liabilities	$1,743,559	$7,493,928
Interest payable	1,093,587	3,017,645
Taxes payable	—	1,064,544
Deferred income taxes	3,610,610	3,514,376
Borrowings under credit facility	10,860,711	11,221,246
Notes	149,500,000	149,500,000
SBA-guaranteed debentures payable	193,330,441	193,285,211
Total liabilities	360,138,908	369,096,950
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,903,696 and 27,697,483 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	27,904	27,697
Additional paid in capital	408,613,927	409,042,893
Investment income in excess of distributions	7,134,163	8,610,735
Accumulated realized gains	16,547,531	20,665,371
Net unrealized appreciation	6,307,499	7,445,434
Total net assets	438,631,024	445,792,130
Total liabilities and net assets	$798,769,932	$814,889,080
Net asset value per share	$15.72	$16.10

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$16,507,765	$17,187,501
Affiliate investments	3,576,791	2,963,029
Control investments	145,360	49,371
Total loan interest, fee and dividend income	20,229,916	20,199,901
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,997,777	3,250,548
Affiliate investments	730,657	958,379
Control investments	5,987	5,867
Total payment-in-kind interest income	3,734,421	4,214,794
Interest income from cash and cash equivalent investments	74,608	51,240
Total investment income	24,038,945	24,465,935
Operating expenses:
Interest and other financing fees	5,139,512	5,111,512
General and administrative expenses	5,056,092	4,120,958
Total operating expenses	10,195,604	9,232,470
Net investment income	13,843,341	15,233,465
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	272,201	578,782
Affiliate investments	—	1,274,000
Control investments	(208,553)	—
Net realized gains (losses)	63,648	1,852,782
Net unrealized appreciation (depreciation):
Investments	(1,498,470)	1,766,545
Foreign currency borrowings	360,535	—
Net unrealized appreciation (depreciation)	(1,137,935)	1,766,545
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	(1,074,287)	3,619,327
Loss on extinguishment of debt	—	(412,673)
Provision for taxes	(266,555)	(20,303)
Net increase in net assets resulting from operations	$12,502,499	$18,419,816
Net investment income per share—basic and diluted	$0.50	$0.56
Net increase in net assets resulting from operations per share—basic and diluted	$0.45	$0.67
Dividends per share	$0.54	$0.54
Capital gain distributions per share	$0.15	$—
Weighted average number of shares outstanding—basic and diluted	27,805,108	27,433,290

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2012	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
Net investment income	—	—	—	15,233,465	—	—	15,233,465
Stock-based compensation	—	—	630,006	—	—	—	630,006
Realized gain (loss) on investments	—	—	—	—	1,852,782	(1,274,000)	578,782
Net unrealized gains on investments / foreign currency	—	—	—	—	—	3,040,545	3,040,545
Loss on extinguishment of debt	—	—	—	(412,673)	—	—	(412,673)
Provision for taxes	—	—	—	(20,303)	—	—	(20,303)
Dividends / distributions	28,577	28	796,999	(14,868,791)	—	—	(14,071,764)
Issuance of restricted stock	250,000	250	(250)	—	—	—	—
Balance, March 31, 2013	27,563,375	$27,563	$404,748,852	$6,714,859	$3,825,722	$6,996,306	$422,313,302

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2013	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
Net investment income	—	—	—	13,843,341	—	—	13,843,341
Stock-based compensation	—	—	1,338,072	—	—	—	1,338,072
Realized gain (loss) on investments	—	—	—	—	63,648	(555,390)	(491,742)
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(582,545)	(582,545)
Provision for taxes	—	—	—	(266,555)	—	—	(266,555)
Dividends / distributions	27,108	27	707,263	(15,053,358)	(4,181,488)	—	(18,527,556)
Issuance of restricted stock	273,000	273	(273)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(93,895)	(93)	(2,474,028)	—	—	—	(2,474,121)
Balance, March 31, 2014	27,903,696	$27,904	$408,613,927	$7,134,163	$16,547,531	$6,307,499	$438,631,024

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,502,499	$18,419,816
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(77,498,482)	(10,259,545)
Repayments received/sales of portfolio investments	51,808,786	9,274,946
Loan origination and other fees received	1,367,819	255,159
Net realized gain on investments	(63,648)	(1,852,782)
Net unrealized (appreciation) depreciation on investments	1,402,236	(1,325,156)
Net unrealized depreciation on foreign currency borrowings	(360,535)	—
Deferred income taxes	96,234	(441,389)
Payment-in-kind interest accrued, net of payments received	(1,472,204)	(3,685,061)
Amortization of deferred financing fees	397,944	389,394
Loss on extinguishment of debt	—	412,673
Accretion of loan origination and other fees	(835,536)	(734,094)
Accretion of loan discounts	(346,201)	(396,661)
Accretion of discount on SBA-guaranteed debentures payable	45,230	44,259
Depreciation expense	9,652	9,172
Stock-based compensation	1,338,072	630,006
Changes in operating assets and liabilities:
Interest and fees receivable	1,549,819	(1,481,469)
Prepaid expenses and other current assets	(2,641,584)	(190,613)
Accounts payable and accrued liabilities	(5,750,369)	(4,698,321)
Interest payable	(1,924,058)	(2,070,906)
Taxes payable	(1,064,544)	(2,976,193)
Net cash used in operating activities	(21,438,870)	(676,765)
Cash flows from investing activities:
Purchases of property and equipment	(25,552)	(10,220)
Net cash used in investing activities	(25,552)	(10,220)
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	—	(20,500,000)
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,474,121)	—
Cash dividends/distributions paid	(18,527,556)	(14,071,764)
Net cash used in financing activities	(21,001,677)	(34,571,764)
Net decrease in cash and cash equivalents	(42,466,099)	(35,258,749)
Cash and cash equivalents, beginning of period	133,304,346	72,300,423
Cash and cash equivalents, end of period	$90,838,247	$37,041,674
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,404,312	$6,594,078
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$707,290	$797,027

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,745,683	$12,530,110	$12,530,110
		Common Units (1,250 units)		1,250,000	1,565,000
			12,745,683	13,780,110	14,095,110

AGM Automotive, LLC (3%)*	Auto Industry Interior Components Supplier	Subordinated Note (10% Cash, 3% PIK, Due 07/19)	12,060,075	11,828,390	11,828,390
		Class A Units (500 units)		500,000	500,000
			12,060,075	12,328,390	12,328,390

Ambient Air Corporation (0%)*	Specialty Trade Contractors	Subordinated Note (0% Cash, 8% PIK, Due 06/20)	483,500	66,993	142,000
			483,500	66,993	142,000

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	18,000,000	17,712,461	17,712,461
		Class A Preferred Units (2,129,032 units)		2,129,032	2,129,032
			18,000,000	19,841,493	19,841,493

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,159,000
				516,867	1,159,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,335,479	13,120,683	13,120,683
		Common Units (138 units)		1,300,000	1,531,000
			13,335,479	14,420,683	14,651,683

BFN Operations LLC (4%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 11/17)	17,725,664	17,392,688	17,392,688
			17,725,664	17,392,688	17,392,688

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		237,301	240,000
				237,301	240,000

Cafe Enterprises, Inc. (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,006,667	11,766,667	11,766,667
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,006,667	12,766,667	12,766,667

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,613,505	9,332,086	9,332,086
		Common Stock Warrants (20 shares)		492,000	250,000
			9,613,505	9,824,086	9,582,086

Carepoint Resources, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	23,661,777	23,302,602	23,302,602
			23,661,777	23,302,602	23,302,602

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	1,549,000
				119,735	1,549,000

Chromaflo Technologies Parent LP (3%)*	Colorant Manufacturer and Distributor	Subordinated Note (8.3% Cash, Due 06/20)	10,000,000	9,951,473	9,951,473
		Class A Units (22,561 units)		—	2,239,000
			10,000,000	9,951,473	12,190,473

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,265,377	15,265,377
		Preferred Units (900 units)		900,000	1,001,000
		Common Units (1,000,000 units)		100,000	138,000
			15,505,583	16,265,377	16,404,377

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (14% Cash, Due 09/14)	9,762,500	9,689,754	9,266,000
		Warrant (263 shares)		276,100	—
			9,762,500	9,965,854	9,266,000

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	12,069,344	11,974,073	11,974,073
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,310,223	12,539,268	12,539,268
		Series C Preferred Units (30 units)		288,342	446,000
		Common Unit Warrant (664 units)		1,759,556	2,649,000
		Series D Preferred Units (16 units)		107,074	174,000
		Series E Preferred Units (5 units)		31,651	47,000
			25,379,567	26,699,964	27,829,341

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Senior Note (10% Cash, Due 12/18)	$8,000,000	$7,846,682	$7,846,682
		Common Units (45,492 units)		500,000	500,000
			8,000,000	8,346,682	8,346,682

DataSource Incorporated (1%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	4,791,459	4,664,116	4,664,116
		Common Units (47 units)		1,000,000	1,037,000
			4,791,459	5,664,116	5,701,116

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,288,363	6,150,322	3,962,000
			6,288,363	6,150,322	3,962,000

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,128,619	7,003,709	7,003,709
		Preferred series A Units (600,000 units)		600,000	357,000
			7,128,619	7,603,709	7,360,709

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,156,402	7,024,688	7,024,688
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	1,569,000
			7,156,402	8,804,376	8,593,688

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	296,000
				285,000	296,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,799,315	7,649,536	7,649,536
		Common Units (1,000,000 Units)		1,000,000	1,000,000
			7,799,315	8,649,536	8,649,536

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,745,066	5,684,976	5,684,976
			5,745,066	5,684,976	5,684,976

FrontStream Payments, Inc. (3%)*	Payment and Donation Management Product Service Provider	Senior Note (8% Cash, 6% PIK, Due 08/18)	11,201,738	10,999,232	10,999,232
			11,201,738	10,999,232	10,999,232

Frontstreet Facility Solutions, Inc. (2%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,398,937	8,287,852	6,955,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,398,937	8,537,852	6,955,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (11% Cash, 5% PIK, Due 05/17)	11,059,204	10,912,118	7,427,000
			11,059,204	10,912,118	7,427,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	246,000
				500,000	246,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	7,191,916	7,165,604	7,165,604
			7,191,916	7,165,604	7,165,604

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 11/18)	3,071,250	3,032,725	3,032,725
		Subordinated Note (14% Cash, Due 11/18)	3,363,750	3,116,715	3,116,715
		Unit Purchase Warrant (7,817 units)		295,800	686,000
			6,435,000	6,445,240	6,835,440

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,248,546	9,823,600	9,823,600
		Common Stock Purchase Warrant (487,877 shares)		2,411,000	2,201,000
			11,248,546	12,234,600	12,024,600

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	$8,442,465	$8,266,345	$8,266,345
		Membership Interest Purchase Warrant (3.0%)		853,500	1,127,000
			8,442,465	9,119,845	9,393,345

IOS Acquisitions, Inc. (5%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 3.8% PIK, Due 06/18)	19,685,778	19,366,411	19,366,411
		Common Units (7,314 Class A Units)		1,699,847	1,325,000
			19,685,778	21,066,258	20,691,411

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,553,972	14,344,008	14,344,008
		Class A Common Units (1,268 Units)		118,110	118,110
		Class A Preferred Units (132 Units)		131,890	131,890
			14,553,972	14,594,008	14,594,008

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Stock Warrants (112 shares)		58,995	1,884,000
				58,995	1,884,000

Magpul Industries Corp. (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,074,000
		Common Units (30,000 units)		30,000	7,771,000
				1,500,000	9,845,000

Media Storm, LLC (3%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	11,000,000	10,915,763	10,915,763
		Membership Units (1,216,204 units)		1,176,957	1,688,000
			11,000,000	12,092,720	12,603,763

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,886,830	10,755,474	10,755,474
		Class A-2 Common Units (1,580,559 units)		1,580,599	1,378,000
			10,886,830	12,336,073	12,133,474

Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16)	5,881,876	5,478,942	1,994,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,881,876	5,982,849	1,994,000

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	2,079,000
				2,000,000	2,079,000

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	41,000
				43,905	41,000

On Event Services, LLC (2%)*	Equipment Rentals to Conference Venues and Live Events	Subordinated Note (10% Cash, 2% PIK, Due 01/19)	9,796,042	9,608,676	9,608,676
			9,796,042	9,608,676	9,608,676

Performance Health & Wellness Holdings, Inc. (2%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	6,684,660	6,522,378	6,522,378
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,604,000
			6,684,660	8,022,378	8,126,378

PetroLiance, LLC (3%)*	Lubricant, Fuel and Ancillary Products Distributor	Subordinated Note (12% Cash, 1% PIK, Due 08/19)	12,015,004	11,782,863	11,782,863
		Class A Units (1,142,857 Units)		1,200,000	1,200,000
			12,015,004	12,982,863	12,982,863

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)	7,346,980	6,937,261	6,937,261
		Common Unit Purchase Warrants		590,200	644,000
			7,346,980	7,527,461	7,581,261

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,612,574	8,612,574
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,389,464	4,343,691	4,343,691
			13,139,464	12,956,265	12,956,265

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Snacks Holding Corporation (2%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 05/20)	$5,043,470	$5,008,670	$5,008,670
		Preferred A Units (22,368 units)		1,053,897	2,588,000
		Preferred B Units (10,380 units)		25,337	226,000
		Common Units (190,935 units)		150,000	1,654,000
		Common Stock Warrants (14,558 shares)		14,558	179,000
			5,043,470	6,252,462	9,655,670

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		545,801	545,801
				545,801	545,801

Specialized Desanders, Inc. (3%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Notes (12% Cash, 2% PIK, Due 03/19)	11,750,144	11,533,108	11,129,920
		Common C Shares (2,000,000 shares)		1,937,421	1,832,000
			11,750,144	13,470,529	12,961,920

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants		20,000	478,000
				20,000	478,000

The Krystal Company (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		—	2,075,000
				—	2,075,000

Tomich Brothers, LLC (3%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (5% Cash, 10% PIK, Due 04/16)	12,699,312	12,535,569	11,065,000
			12,699,312	12,535,569	11,065,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		402,828	1,428,828
				402,828	1,428,828

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2% PIK, Due 04/19)	8,368,775	8,254,742	8,254,742
		Series A Preferred Stock (10,000 units)		785,775	989,000
		Common Stock (50,000 units)		50,000	787,000
			8,368,775	9,090,517	10,030,742

TrustHouse Services Group, Inc. (0%)*	Food Management Services	Class A Units (1,557 units)		69,302	195,881
		Class B Units (82 units)		3,647	7,089
		Class E Units (838 units)		101,532	112,555
				174,481	315,525

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,675,846	11,931,277	11,931,277
		Class A Common Stock (177,935 shares)		1,999,989	851,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,000
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	200,000
			12,675,846	14,906,707	13,119,277

United Retirement Plan Consultants, Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 4% PIK, Due 09/16)	12,976,436	12,827,752	12,827,752
		Preferred A Units (90,000 units)		900,000	978,000
		Common Units (10,000 units)		100,000	—
			12,976,436	13,827,752	13,805,752

Water Pik, Inc. (2%)*	Branded Oral Health and Replacement Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	10,000,000	9,673,630	9,673,630
			10,000,000	9,673,630	9,673,630

Workforce Software, LLC (5%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,293,099	8,000,000
		Class B Preferred Units (1,020,000 units)		1,020,000	1,214,000
		Class C Preferred Units (624,253 units)		1,250,000	2,739,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	10,000,000
			8,000,000	10,515,399	21,953,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	$20,198,264	$19,985,624	$19,985,624
		Common Points (3,000 points)		3,000,000	2,306,000
			20,198,264	22,985,624	22,291,624

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15)	6,658,231	5,904,000	—
		Royalty Rights		—	—
			6,658,231	5,904,000	—

Yellowstone Landscape Group, Inc. (5%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,000,001	20,020,643	20,020,643
			20,000,001	20,020,643	20,020,643

Subtotal Non–Control / Non–Affiliate Investments			530,528,115	565,681,884	578,923,349

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due (10/17)	8,964,289	8,839,713	8,839,713
		Convertible Preferred Interest in LLC		1,500,000	1,500,000
			8,964,289	10,339,713	10,339,713

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 06/16)	6,942,541	6,920,471	6,920,471
		Membership Units (8,364 units)		620,653	—
			6,942,541	7,541,124	6,920,471

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		156,953	253,004
		Class B Units (496 units)		—	134,381
				156,953	387,385

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/14)	6,716,285	6,716,283	6,716,283
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	646,368	646,368	584,000
		Subordinated Note (7% Cash, Due 03/14)	941,798	941,798	941,798
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	146,000
		Membership Unit Warrants (356,506 units)		—	—
			8,304,451	8,812,652	8,388,081

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	9,066,289	8,980,649	8,980,649
		Class A Units (80,000 units)		800,000	930,000
			9,066,289	9,780,649	9,910,649

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	10,562,599	10,444,995	10,444,995
		Common Stock (84 shares)		502,320	168,000
			10,562,599	10,947,315	10,612,995

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	1,001,000
				1,000,000	1,001,000

Main Street Gourmet, LLC (0%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	751,293	740,110	740,110
		Preferred Units (233 units)		211,867	310,000
		Common B Units (3,000 units)		23,140	470,000
		Common A Units (1,652 units)		14,993	259,000
			751,293	990,110	1,779,110

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,542,096	11,380,882	11,380,882
		Member Units (1,000,000 units)		1,000,000	852,000
		Royalty Rights		—	—
			11,542,096	12,380,882	12,232,882

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	—
		Common Unit Warrants (2,220 units)		—	—
				200,000	—

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Plantation Products, LLC (4%)*	Seed Manufacturing	Subordinated Notes (12% Cash, 2% PIK, Due 10/17)	$6,084,629	$5,925,499	$5,925,499
		Preferred Units (4,312 units)		4,312,000	5,129,000
		Common Units (352,000 units)		88,000	5,639,000
			6,084,629	10,325,499	16,693,499

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	545,000
				563,602	545,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	10,297,031	10,193,706	10,193,706
		Common Units (50 units)		500,000	105,000
			10,297,031	10,693,706	10,298,706

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	7,332,463	5,703,715	317,000
		Class A Units (1,000,000 units)		1,000,000	—
			7,332,463	6,703,715	317,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,355,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,355,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (74,764 units)		—	5,329,000
		Common Unit Purchase Warrants (25,065 units)		—	1,787,000
				—	7,116,000

Subtotal Affiliate Investments			79,847,681	96,920,921	97,897,491

Control Investments:
Buckingham SRC, Inc. (0%)*	Specialty Chemical Manufacturer	Subordinated Note (10.8% Cash, 0.25% PIK, Due 12/14)	2,160,348	250,000	—
		Common Stock Purchase Warrants		123,800	—
			2,160,348	373,800	—

FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (4.8% Cash, Due 09/16)	1,252,579	1,252,579	1,252,579
		Senior Note-FCL (7.8% Cash, 2% PIK, Due 09/16)	1,201,357	1,201,355	1,078,000
		Senior Note-SPV (2.0% Cash, 5.3% PIK, Due 09/16)	1,078,064	1,007,272	115,000
		Members Interests-SPV (299,875 units)		—	—
			3,532,000	3,461,206	2,445,579

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15)	453,637	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15)	3,874,465	3,000,000	441,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,328,102	4,491,440	816,000

SRC, Inc. (2%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		9,928,000	9,928,000
				9,928,000	9,928,000

Subtotal Control Investments			10,020,450	18,254,446	13,189,579

Total Investments, March 31, 2014 (157%)*			$620,396,246	$680,857,251	$690,010,419

*    Fair value as a percent of net assets

(1)	All debt investments are income producing. Equity and equity-linked investments are non-income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,698,065	$12,475,194	$12,475,194
		Common Units (1,250 units)		1,250,000	1,398,000
			12,698,065	13,725,194	13,873,194

Ambient Air Corporation (0%)*	Specialty Trade Contractors	Subordinated Note (0% Cash, 8% PIK, Due 06/20)	473,958	66,993	200,000
			473,958	66,993	200,000

Applied-Cleveland Holdings, Inc. (4%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	18,000,000	17,700,961	17,700,961
		Class A Preferred (2,000,000 units)		2,000,000	2,000,000
			18,000,000	19,700,961	19,700,961

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,076,000
				516,867	1,076,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,269,023	13,044,644	13,044,644
		Common Units (138 units)		1,300,000	1,406,000
			13,269,023	14,344,644	14,450,644

Berry Family Nursery Operations LLC (4%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 3% PIK, Due 11/17)	17,549,583	17,199,583	17,199,583
			17,549,583	17,199,583	17,199,583

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Unit Warrants (998,680 units)		237,301	580,603
				237,301	580,603

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,565,598	9,248,522	9,248,522
		Common Stock Warrants (20 shares)		492,000	361,000
			9,565,598	9,740,522	9,609,522

Carepoint Resources, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	23,514,505	23,139,305	23,139,305
			23,514,505	23,139,305	23,139,305

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	2,266,000
				119,735	2,266,000

Chromaflo Technologies Parent LP (3%)*	Colorant Manufacturer and Distributor	Subordinated Note (8.3% Cash, Due 06/20)	10,000,000	9,950,000	9,950,000
		Class A Units (22,561 units)		—	2,239,000
			10,000,000	9,950,000	12,189,000

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,254,660	15,254,660
		Preferred Units (900 units)		900,000	981,000
		Common Units (1,000,000 units)		100,000	225,000
			15,505,583	16,254,660	16,460,660

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (14% Cash, Due 9/14)	9,825,000	9,722,773	9,176,000
		Warrant (263 shares)		276,100	—
			9,825,000	9,998,873	9,176,000

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	12,009,198	11,884,003	11,884,003
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,243,893	12,376,217	12,376,217
		Series C Preferred Units (30 units)		288,342	443,000
		Common Unit Warrant (664 units)		1,759,556	2,755,000
		Series D Preferred Units (16 units)		107,074	175,000
		Series E Preferred Units (5 units)		31,651	48,000
			25,253,091	26,446,843	27,681,220

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Senior Note (10% Cash, Due 12/18)	8,000,000	7,840,000	7,840,000
		Common Units (45,492 units)		500,000	500,000
			8,000,000	8,340,000	8,340,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	$8,759,661	$8,625,671	$8,625,671
		Common Units (47 units)		1,000,000	965,000
			8,759,661	9,625,671	9,590,671

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,241,435	6,145,145	4,505,000
			6,241,435	6,145,145	4,505,000

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,093,094	6,963,005	6,963,005
		Preferred series A Units (600,000 units)		600,000	594,000
			7,093,094	7,563,005	7,557,005

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,084,528	6,947,215	6,947,215
		Common Stock (18,029 shares)		183,562	6,000
		Preferred Stock A (1,596 shares)		1,596,126	1,794,000
			7,084,528	8,726,903	8,747,215

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	309,000
				285,000	309,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,761,041	7,606,041	7,606,041
		Common Units (1,000,000 Units)		1,000,000	1,000,000
			7,761,041	8,606,041	8,606,041

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,691,706	5,627,061	5,627,061
			5,691,706	5,627,061	5,627,061

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (8% Cash, 6% PIK, Due 08/18)	7,161,823	7,027,585	7,027,585
			7,161,823	7,027,585	7,027,585

Frontstreet Facility Solutions, Inc. (2%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,336,414	8,220,061	6,887,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,336,414	8,470,061	6,887,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (11% Cash, 5% PIK, Due 05/17)	10,922,109	10,902,440	10,902,440
			10,922,109	10,902,440	10,902,440

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	285,000
				500,000	285,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	7,085,108	7,052,652	7,052,652
			7,085,108	7,052,652	7,052,652

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 11/18)	3,150,000	3,104,786	3,104,786
		Subordinated Note (14% Cash, Due 11/18)	3,450,000	3,185,408	3,185,408
		Unit Purchase Warrant (7,817 units)		295,800	672,000
			6,600,000	6,585,994	6,962,194

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,192,490	9,708,459	9,708,459
		Common Stock Purchase Warrant (417,593 shares)		2,411,000	2,257,000
			11,192,490	12,119,459	11,965,459

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.0% PIK, Due 12/16)	8,363,431	8,174,163	8,174,163
		Membership Interest Purchase Warrant (3.0%)		853,500	1,254,000
			8,363,431	9,027,663	9,428,163

IOS Acquisitions, Inc. (5%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 3.5% PIK, Due 06/18)	19,502,372	19,168,757	19,168,757
		Common Units (7,314 Class A Units)		1,699,847	1,231,000
			19,502,372	20,868,604	20,399,757

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Stock Warrants (112 shares)		$58,995	$1,820,000
				58,995	1,820,000

Magpul Industries Corp. (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,006,000
		Common Units (30,000 units)		30,000	7,839,000
				1,500,000	9,845,000

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.5% Cash, 2% PIK, Due 05/17)	$12,000,000	11,787,615	12,000,000
			12,000,000	11,787,615	12,000,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,219,009	8,159,092	8,159,092
		Membership Units (1,216,204 units)		1,176,957	1,416,000
			8,219,009	9,336,049	9,575,092

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,832,577	10,695,361	10,695,361
		Class A-2 Common Units (1,580,559 units)		1,580,599	1,190,000
			10,832,577	12,275,960	11,885,361

Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16)	5,830,856	5,473,436	1,994,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,830,856	5,977,343	1,994,000

My Alarm Center, LLC (3%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 04/19)	10,329,382	10,250,068	10,329,382
		Preferred Units (2,000,000 units)		2,000,000	2,079,000
			10,329,382	12,250,068	12,408,382

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,161,867	12,993,721	12,993,721
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,440,000
			13,161,867	14,493,721	14,433,721

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)	7,310,361	6,861,977	6,861,977
		Common Unit Purchase Warrants		590,200	1,131,000
			7,310,361	7,452,177	7,992,977

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,602,331	8,602,331
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,315,809	4,266,459	4,266,459
			13,065,809	12,868,790	12,868,790

Snacks Holding Corporation (2%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 05/20)	5,030,893	4,995,166	4,995,166
		Preferred A Units (22,368 units)		1,053,897	2,485,000
		Preferred B Units (10,380 units)		25,337	201,000
		Common Units (190,935 units)		150,000	1,471,000
		Common Stock Warrants (14,558 shares)		14,558	160,000
			5,030,893	6,238,958	9,312,166

Specialized Desanders, Inc. (3%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Notes (12% Cash, 2% PIK, Due 03/19)	11,695,386	11,470,508	11,065,626
		Common C Shares (2,000,000 shares)		1,937,421	1,870,208
			11,695,386	13,407,929	12,935,834

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants		20,000	406,000
				20,000	406,000

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

The Krystal Company (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		—	1,709,000
				—	1,709,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	$4,250,000	$4,095,611	$4,095,611
		Unit Purchase Warrant (316,858 units)		195,000	577,000
			4,250,000	4,290,611	4,672,611

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (5% Cash, 10% PIK, Due 04/16)	12,315,529	12,133,908	10,622,000
			12,315,529	12,133,908	10,622,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		402,828	1,296,828
				402,828	1,296,828

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2% PIK, Due 04/19)	8,327,070	8,207,084	8,207,084
		Series A Preferred Stock (10,000 units)		785,775	968,000
		Common Stock (50,000 units)		50,000	819,000
			8,327,070	9,042,859	9,994,084

TrustHouse Services Group, Inc. (0%)*	Food Management Services	Class A Units (1,557 units)		69,302	242,996
		Class B Units (82 units)		3,647	8,794
		Class E Units (838 units)		101,532	139,628
				174,481	391,418

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,123,339	9,381,255	9,381,255
		Class A Common Stock (177,935 shares)		1,999,989	1,198,001
		Class A-1 Common Stock (18,818 shares)		137,324	137,324
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	262,000
			10,123,339	12,356,685	10,978,580

United Retirement Plan Consultants, Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 4% PIK, Due 09/16)	12,847,956	12,686,503	12,686,503
		Preferred A Units (90,000 units)		900,000	835,000
		Common Units (10,000 units)		100,000	—
			12,847,956	13,686,503	13,521,503

Water Pik, Inc. (2%)*	Branded Oral Health and Replacement Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	10,000,000	9,665,563	9,665,563
			10,000,000	9,665,563	9,665,563

Workforce Software, LLC (5%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,238,689	7,238,689
		Class B Preferred Units (1,020,000 units)		1,020,000	1,256,000
		Class C Preferred Units (624,253 units)		1,250,000	2,764,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	9,778,000
			8,000,000	10,460,989	21,036,689

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,264	19,973,542	19,973,542

		Common Points (3,000 points)		3,000,000	2,338,000
			20,198,264	22,973,542	22,311,542

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15)	6,527,677	5,904,000	—
		Royalty Rights		—	—
			6,527,677	5,904,000	—

Yellowstone Landscape Group, Inc. (5%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,181,603	20,191,788	20,191,788
			20,181,603	20,191,788	20,191,788

Subtotal Non–Control / Non–Affiliate Investments			495,697,196	528,021,069	546,043,946

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due (10/17)	8,897,392	8,765,737	8,765,737
		Convertible Preferred Interest in LLC		1,500,000	1,002,000
			8,897,392	10,265,737	9,767,737

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 06/16)	$6,839,436	$6,815,257	$6,815,257
		Membership Units (8,364 units)		620,653	39,000
			6,839,436	7,435,910	6,854,257

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		156,953	253,004
		Class B Units (496 units)		—	134,381
				156,953	387,385

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/14)	6,633,027	6,633,025	6,633,025
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	643,147	643,147	606,000
		Subordinated Note (7% Cash, Due 03/14)	941,798	941,798	786,000
		Membership Units (1,000,000 units)		8,203	725,000
		Options to Purchase Membership Units (342,407 units)		500,000	227,000
		Membership Unit Warrants (356,506 units)		—	—
			8,217,972	8,726,173	8,977,025

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,976,227	8,883,334	8,883,334
		Class A Units (80,000 units)		800,000	694,000
			8,976,227	9,683,334	9,577,334

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,457,673	10,327,229	10,327,229
		Common Stock (84 shares)		502,320	213,000
			10,457,673	10,829,549	10,540,229

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Class A Units (1,000,000 units)		1,000,000	1,555,000
				1,000,000	1,555,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,528,839	4,482,393	4,482,393
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,056,922	1,044,922	1,044,922
		Preferred Units (233 units)		211,867	303,000
		Common B Units (3,000 units)		23,140	440,000
		Common A Units (1,652 units)		14,993	242,000
			5,585,761	5,777,315	6,512,315

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,455,962	11,285,587	11,285,587
		Member Units (1,000,000 units)		1,000,000	1,351,000
		Royalty Rights		—	73,000
			11,455,962	12,285,587	12,709,587

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	—
		Common Unit Warrants (2,220 units)		—	—
				200,000	—

Plantation Products, LLC (5%)*	Seed Manufacturing	Subordinated Notes (12% Cash, 2% PIK, Due 11/17)	14,591,557	14,423,858	14,423,858
		Preferred Units (4,312 units)		4,312,000	5,033,000
		Common Units (352,000 units)		88,000	4,241,000
			14,591,557	18,823,858	23,697,858

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops International (1%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	6,208,545	6,179,807	6,179,807
		Common Units (50 units)		500,000	—
			6,208,545	6,679,807	6,179,807

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16)	7,038,134	5,703,715	411,000
		Class A Units (1,000,000 units)		1,000,000	—
			7,038,134	6,703,715	411,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		$2,251,100	$—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,482,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,482,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (74,764 units)		1,500,000	6,500,000
		Common Unit Purchase Warrants (25,065 units)		301,510	1,915,000
				1,801,510	8,415,000

Subtotal Affiliate Investments			$88,268,659	107,418,051	107,536,534

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (4.8% Cash, Due 09/16)	1,271,233	1,271,233	1,271,233
		Senior Note-FCL (7.8% Cash, 2% PIK, Due 09/16)	1,195,370	1,195,368	1,062,000
		Senior Note-SPV (2.0% Cash, 5.3% PIK, Due 09/16)	1,064,061	1,007,272	9,000
		Members Interests-SPV (299,875 units)		—	—
			3,530,664	3,473,873	2,342,233

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15)	439,358	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15)	3,793,846	3,000,000	358,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,233,204	4,491,440	733,000

SRC, Inc. (2%)*	Specialty Chemical Manufacturer	Subordinated Note (10.8% Cash, 0.25% PIK, Due 12/14)	2,160,348	250,000	—
		Senior Revolver (9.3% Cash, Due 05/14)	374,999	376,195	376,195
		Senior Term Loan (10.3% Cash, Due 05/14)	1,900,000	1,907,481	1,907,481
		Debtor in Possession Loan (8.0% Cash, Due 01/14)	1,491,800	1,491,800	1,491,800
		Subordinated Notes (12% Cash, 2% PIK, Due 09/14)	6,331,199	6,264,076	3,942,000
		Common Stock Purchase Warrants		123,800	—
			12,258,346	10,413,352	7,717,476

Subtotal Control Investments			20,022,214	18,378,665	10,792,709

Total Investments, December 31, 2013 (149%)*			$603,988,069	$653,817,785	$664,373,189

*    Fair value as a percent of net assets

(1)	All debt investments are income producing. Equity and equity-linked investments are non-income producing.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Organization and Business
Triangle Capital Corporation and its wholly owned subsidiaries, including Triangle Mezzanine Fund LLLP (“Triangle SBIC”) and Triangle Mezzanine Fund II LP (“Triangle SBIC II”) (collectively, the “Company”), operate as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Triangle SBIC and Triangle SBIC II are specialty finance limited partnerships formed to make investments primarily in lower middle market companies located throughout the United States. On September 11, 2003, Triangle SBIC was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Triangle SBIC II obtained its license to operate as an SBIC. As SBICs, both Triangle SBIC and Triangle SBIC II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.
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
The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2013. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. INVESTMENTS
Portfolio Composition
The Company primarily invests in subordinated debt securities of privately held companies, generally secured by second lien security interests in portfolio company assets. In addition, the Company generally invests in an equity instrument of the borrower, such as warrants to purchase common stock in the portfolio company or direct preferred or common equity interests. On a more limited basis, the Company also invests in senior debt securities secured by first lien security interests in portfolio companies. The Company's investments generally range from $5.0 million to $35.0 million per portfolio company.

The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2014:
Subordinated debt and 2nd lien notes	$555,943,162	82%	$528,881,970	77%
Senior debt and 1st lien notes	46,314,233	7	46,190,878	7
Equity shares	68,927,729	10	92,612,571	13
Equity warrants	9,672,127	1	22,325,000	3
Royalty rights	—	—	—	—
	$680,857,251	100%	$690,010,419	100%
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%

During the three months ended March 31, 2014, the Company made six new investments totaling approximately $63.7 million and six investments in existing portfolio companies totaling approximately $13.8 million. During the three months ended March 31, 2013, the Company made six investments in existing portfolio companies totaling approximately $10.3 million.
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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at March 31, 2014 and December 31, 2013 are summarized as follows:

March 31, 2014:	Fair Value	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$515,383,970	Income Approach	Required Rate of Return	7.0% – 30.0%	14.4%
			Leverage Ratio	0.8x – 7.5x	3.8x
			Adjusted EBITDA	$1.3 million – $77.0 million	$16.1 million
Subordinated debt and 2nd lien notes	13,498,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.3x – 6.0x	5.7x
			Adjusted EBITDA	$0.5 million – $4.6 million	$0.9 million
Senior debt and 1st lien notes	46,190,878	Income Approach	Required Rate of Return	4.7% – 19.0%	13.3%
			Leverage Ratio	0.0x – 5.8x	2.6x
			Adjusted EBITDA	$1.3 million – $4.7 million	$3.3 million
Equity shares and warrants	114,937,571	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 10.0x	6.3x
			Adjusted EBITDA	$0.5 million – $77.0 million	$13.8 million
			Revenue Multiple	1.3x – 4.2x	3.9x
			Revenues	$8.8 million – $59.5 million	$50.9 million

December 31, 2013:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$508,522,575	Income Approach	Required Rate of Return	8.3% – 30.0%	14.7%
			Leverage Ratio	0.8x – 6.7x	3.9x
			Adjusted EBITDA	$1.0 million – $77.0 million	$17.0 million
Subordinated debt and 2nd lien notes	5,945,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.5x – 5.5x	4.9x
			Adjusted EBITDA	$0.5 million – $4.7 million	$1.4 million
Senior debt and 1st lien notes	45,968,765	Income Approach	Required Rate of Return	4.8% – 19.0%	12.9%
			Leverage Ratio	0.0x – 6.4x	2.9x
			Adjusted EBITDA	$1.0 million – $4.7 million	$2.8 million
Equity shares and warrants	103,863,849	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 10.0x	6.4x
			Adjusted EBITDA	$0.5 million – $77.0 million	$15.9 million
			Revenue Multiple	1.5x – 4.2x	3.9x
			Revenues	$8.5 million – $59.5 million	$50.8 million

The following table presents the Company’s investment portfolio at fair value as of March 31, 2014 and December 31, 2013, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$528,881,970	$528,881,970
Senior debt and 1st lien notes	—	—	46,190,878	46,190,878
Equity shares	—	—	92,612,571	92,612,571
Equity warrants	—	—	22,325,000	22,325,000
Royalty rights	—	—	—	—
	$—	$—	$690,010,419	$690,010,419

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$514,467,575	$514,467,575
Senior debt and 1st lien notes	—	—	45,968,765	45,968,765
Equity shares	—	—	79,935,246	79,935,246
Equity warrants	—	—	23,928,603	23,928,603
Royalty rights	—	—	73,000	73,000
	$—	$—	$664,373,189	$664,373,189

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	69,887,760	3,985,889	3,624,833	—	—	77,498,482
Reclassifications	(6,055,524)	(3,872,476)	9,928,000	—	—	—
Proceeds from sales of investments	—	—	(1,700,120)	(1,020,255)	—	(2,720,375)
Loan origination fees received	(1,290,041)	(77,778)	—	—	—	(1,367,819)
Principal repayments received	(48,991,007)	(97,404)	—	—	—	(49,088,411)
PIK interest earned	3,494,150	240,271	—	—	—	3,734,421
PIK interest payments received	(2,262,217)	—	—	—	—	(2,262,217)
Accretion of loan discounts	346,201	—	—	—	—	346,201
Accretion of deferred loan origination revenue	801,938	33,598	—	—	—	835,536
Realized gain	(549,180)	—	89,083	523,745	—	63,648
Unrealized gain (loss)	(967,685)	10,013	735,529	(1,107,093)	(73,000)	(1,402,236)
Fair value, end of period	$528,881,970	$46,190,878	$92,612,571	$22,325,000	$—	$690,010,419

Three Months Ended March 31, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	5,513,545	1,500,000	1,100,000	2,146,000	—	10,259,545
Reclassifications	18,570,523	(18,570,523)	—	—	—	—
Proceeds from sales of investments	—	—	(1,437,000)	(37,000)	—	(1,474,000)
Loan origination fees received	(255,159)	—	—	—	—	(255,159)
Principal repayments received	(7,577,746)	(223,200)	—	—	—	(7,800,946)
PIK interest earned	4,017,911	196,883	—	—	—	4,214,794
PIK interest payments received	(529,733)	—	—	—	—	(529,733)
Accretion of loan discounts	396,661	—	—	—	—	396,661
Accretion of deferred loan origination revenue	706,745	27,349	—	—	—	734,094
Realized gains	578,782	—	1,237,000	37,000	—	1,852,782
Unrealized gain (loss)	595,323	5,622	929,217	(181,006)	(24,000)	1,325,156
Fair value, end of period	$581,372,402	$29,513,125	$80,808,396	$23,723,994	$108,000	$715,525,917

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Statements of Operations. Pre-tax net unrealized losses on investments of $0.8 million during the three months ended March 31, 2014 were related to portfolio company investments that were still held by the Company as of March 31, 2014. Pre-tax net unrealized gains on investments of $2.6 million during the three months ended March 31, 2013 were related to portfolio company investments that were still held by the Company as of March 31, 2013.

The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended March 31, 2014, the Company made investments of approximately $13.7 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the three months ended March 31, 2014, the Company made investments of $0.6 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments. In addition to the investments that the Company has made, the Company has unfunded commitments to provide additional financings totaling approximately $9.3 million as of March 31, 2014.
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements ("Loan Origination Fees") are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, certain investment banking and structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both March 31, 2014 and December 31, 2013, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2014 and December 31, 2013, the Company’s largest single portfolio company investment represented approximately 4.0% and 4.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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

Investments Denominated in Foreign Currency
As of both March 31, 2014 and December 31, 2013, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not isolate that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company's Unaudited Consolidated Statements of Operations.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2014 and December 31, 2013 was approximately $683.2 million and $656.6 million, respectively.

4. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2014 and December 31, 2013:

Issuance/Pooling Date	Maturity Date	Interest Rate as of March 31, 2014	March 31, 2014	December 31, 2013
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
SBA-Guaranteed LMI Debenture:
September 14, 2010	March 1, 2016	2.508%	7,440,441	7,395,211
Credit Facility:
June 26, 2013	September 17, 2017	4.014%	10,860,711	11,221,246
Notes:
March 2, 2012	March 15, 2019	7.000%	69,000,000	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
			$353,691,152	$354,006,457

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
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of March 31, 2014, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. As of March 31, 2014, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of March 31, 2014, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of both March 31, 2014 and December 31, 2013 was 4.07%. As of both March 31, 2014 and December 31, 2013, all SBA debentures were pooled.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the three months ended March 31, 2013 the Company prepaid approximately $20.5 million of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.4 million. respectively.
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of both March 31, 2014 and December 31, 2013, the carrying amounts of the SBA-guaranteed debentures were approximately $193.3 million. As of March 31, 2014 and December 31, 2013, the fair values of the SBA-guaranteed debentures were $204.4 million and $206.6 million, respectively.
Credit Facility
In June 2013, the Company entered into a second amended and restated senior secured credit facility (the “Credit Facility”) to provide liquidity in support of its investment and operational activities. The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced the Company's $165.0 million senior secured credit facility entered into in September 2012. The Credit Facility, which matures on September 17, 2017, allows the Company to borrow foreign currencies (initially Canadian dollars) directly under the Credit Facility.
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
As of March 31, 2014, the Company had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($10.9 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.01%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2013, the Company had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($11.2 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%,
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2014 and December 31, 2013, the fair values of the borrowings outstanding under the Credit Facility were $10.9 million and $11.2 million, respectively.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of March 31, 2014, the Company was in compliance with all covenants of the Credit Facility.
Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of both March 31, 2014 and December 31, 2013, the carrying amount of the 2019 Notes was approximately $69.0 million. As of March 31, 2014 and December 31, 2013, the fair values of the 2019 Notes were $70.8 million and $71.6 million, respectively.
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "2022 Notes") and in November 2012, issued $10.5 million of 2022 Notes pursuant to the exercise of an over-allotment option. The 2022 Notes mature on

December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015.  The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of both March 31, 2014 and December 31, 2013, the carrying amount of the 2022 Notes was approximately $80.5 million. As of March 31, 2014 and December 31, 2013, the fair values of the 2022 Notes were $79.5 million and $76.7 million, respectively. The fair values of the 2019 Notes and the 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the 2019 Notes and the 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended.

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
The following table presents information with respect to the Plan for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	592,173	$23.80	290,198	$18.52
Shares granted during the period	273,000	$26.09	250,000	$28.47
Shares vested during the period	(193,224)	$21.03	—	$—
Unvested shares, end of period	671,949	$25.53	540,198	$23.13

In the three months ended March 31, 2014, the Company recognized equity-based compensation expense of approximately $1.3 million. In the three months ended March 31, 2013, the Company recognized equity-based compensation expense of approximately $0.6 million. This expense is included in general and administrative expenses in the Company’s Unaudited Consolidated Statements of Operations.

As of March 31, 2014, there was approximately $16.0 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.
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

6. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Per share data:
Net asset value at beginning of period	$16.10	$15.30
Net investment income(1)	0.50	0.56
Net realized gain on investments(1)	—	0.07
Net unrealized appreciation on investments / foreign currency(1)	(0.04)	0.06
Total increase from investment operations(1)	0.46	0.69
Cash dividends/distributions	(0.69)	(0.54)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.01
Stock-based compensation	(0.15)	(0.12)
Loss on extinguishment of debt(1)	—	(0.02)
Provision for taxes(1)	(0.01)	—
Other(2)	—	—
Net asset value at end of period	$15.72	$15.32
Market value at end of period(3)	$25.89	$27.99
Shares outstanding at end of period	27,903,696	27,563,375
Net assets at end of period	$438,631,024	$422,313,302
Average net assets	$449,549,621	$423,635,444
Ratio of total expenses to average net assets (annualized)	9.07%	8.70%
Ratio of net investment income to average net assets (annualized)	12.32%	14.40%
Portfolio turnover ratio	7.95%	1.40%
Total return(4)	(3.87)%	11.90%
Supplemental Data:
Efficiency ratio(5)	21.03%	16.84%

(1)	Weighted average basic per share data.

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

7. SUBSEQUENT EVENTS

In April 2014, the Company invested $23.0 million in the subordinated debt and equity of PCX Aerostructures, LLC ("PCX"). PCX manufacturers components and assemblies used in military and civilian aircraft, primarily helicopters. Under the terms of the investment, PCX will pay interest on the subordinated debt at a rate of 14.0%.

In April 2014, the Company exited its investments in Workforce Software, LLC. In connection with the exit, the company received proceeds of $21.4 million and recognized capital gains totaling approximately $11.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We are a Maryland corporation which has elected to be treated and operates as an internally managed business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Our wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP, or Triangle SBIC, and Triangle Mezzanine Fund II LP, or Triangle SBIC II, are licensed as small business investment companies, or SBICs, by the United States Small Business Administration, or SBA. In addition, Triangle SBIC has also elected to be treated as a BDC under the 1940 Act. We, Triangle SBIC and Triangle SBIC II invest primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately-held companies located primarily in the United States.
Our business is to provide capital to lower middle market companies located primarily in the United States. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $200.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $35.0 million.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of March 31, 2014 and December 31, 2013, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 13.9% and 14.1%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 12.4% and 12.8% as of March 31, 2014 and December 31, 2013, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 12.0% and 12.4% as of March 31, 2014 and December 31, 2013 respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $690.0 million as of March 31, 2014, as compared to $664.4 million as of December 31, 2013. As of March 31, 2014, we had investments in 83 portfolio companies with an aggregate cost of $680.9 million. As of December 31, 2013, we had investments in 79 portfolio companies with an aggregate cost of $653.8 million. As of both March 31, 2014 and December 31, 2013, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2014 and December 31, 2013, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2014:
Subordinated debt and 2nd lien notes	$555,943,162	82%	$528,881,970	77%
Senior debt and 1st lien notes	46,314,233	7	46,190,878	7
Equity shares	68,927,729	10	92,612,571	13
Equity warrants	9,672,127	1	22,325,000	3
Royalty rights	—	—	—	—
	$680,857,251	100%	$690,010,419	100%
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%

Investment Activity
During the three months ended March 31, 2014, we made six new investments totaling approximately $63.7 million, debt investments in five existing portfolio companies totaling approximately $13.6 million and an equity investment in one existing portfolio company totaling approximately $0.1 million. We had four portfolio company loans repaid at par of approximately $30.3 million resulting in realized gains totaling approximately $0.1 million and received normal principal repayments and partial loan prepayments totaling approximately $19.3 million in the three months ended March 31, 2014. We converted debt investments in one portfolio company into an equity investment and recognized a net realized loss on such conversion totaling approximately $0.2 million. In addition, we received proceeds related to the sales of certain equity securities totaling approximately $2.3 million and recognized net realized gains on such sales totaling approximately $0.2 million in the three months ended March 31, 2014.

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
Total portfolio investment activity for the three months ended March 31, 2014 and 2013 was as follows:

Three Months Ended March 31, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	69,887,760	3,985,889	3,624,833	—	—	77,498,482
Reclassifications	(6,055,524)	(3,872,476)	9,928,000	—	—	—
Proceeds from sales of investments	—	—	(1,700,120)	(1,020,255)	—	(2,720,375)
Loan origination fees received	(1,290,041)	(77,778)	—	—	—	(1,367,819)
Principal repayments received	(48,991,007)	(97,404)	—	—	—	(49,088,411)
PIK interest earned	3,494,150	240,271	—	—	—	3,734,421
PIK interest payments received	(2,262,217)	—	—	—	—	(2,262,217)
Accretion of loan discounts	346,201	—	—	—	—	346,201
Accretion of deferred loan origination revenue	801,938	33,598	—	—	—	835,536
Realized gain	(549,180)	—	89,083	523,745	—	63,648
Unrealized gain (loss)	(967,685)	10,013	735,529	(1,107,093)	(73,000)	(1,402,236)
Fair value, end of period	$528,881,970	$46,190,878	$92,612,571	$22,325,000	$—	$690,010,419
Weighted average yield on debt investments at end of period(1)						13.9%
Weighted average yield on total investments at end of period(1)						12.4%
Weighted average yield on total investments at end of period						12.0%

(1)	Excludes non-accrual debt investments.

Three Months Ended March 31, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	5,513,545	1,500,000	1,100,000	2,146,000	—	10,259,545
Reclassifications	18,570,523	(18,570,523)	—	—	—	—
Proceeds from sales of investments	—	—	(1,437,000)	(37,000)	—	(1,474,000)
Loan origination fees received	(255,159)	—	—	—	—	(255,159)
Principal repayments received	(7,577,746)	(223,200)	—	—	—	(7,800,946)
PIK interest earned	4,017,911	196,883	—	—	—	4,214,794
PIK interest payments received	(529,733)	—	—	—	—	(529,733)
Accretion of loan discounts	396,661	—	—	—	—	396,661
Accretion of deferred loan origination revenue	706,745	27,349	—	—	—	734,094
Realized gains	578,782	—	1,237,000	37,000	—	1,852,782
Unrealized gain (loss)	595,323	5,622	929,217	(181,006)	(24,000)	1,325,156
Fair value, end of period	$581,372,402	$29,513,125	$80,808,396	$23,723,994	$108,000	$715,525,917
Weighted average yield on debt investments at end of period(1)						14.8%
Weighted average yield on total investments at end of period(1)						13.4%
Weighted average yield on total investments at end of period						12.8%

(1)	Excludes non-accrual debt investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2014, the fair value of our non-accrual assets was approximately $1.1 million, which comprised 0.2% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $15.0 million, which comprised 2.2% of the total cost of our portfolio. As of December 31, 2013, the fair value of our non-accrual assets was approximately $7.1 million, which comprised 1.1% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $27.0 million, which comprised 4.1% of the total cost of our portfolio.
Our non-accrual assets as of March 31, 2014 were as follows:
Gerli and Company
In November 2008, we placed our debt investment in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investment in Gerli for financial reporting purposes. Under the terms of the notes, interest on the notes is payable only if Gerli meets certain covenants, which they were not compliant with as of March 31, 2014. In the three months ended March 31, 2014, we recognized unrealized appreciation on our debt investments in Gerli of approximately $0.1 million. As of March 31, 2014, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $0.8 million.
Venture Technology Groups, Inc.
In November 2012, we placed our debt investment in Venture Technology Groups, Inc., or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in VTG for financial reporting purposes. During the three months ended March 31, 2014, we recorded unrealized depreciation of $0.1 million on our debt investment in VTG. As of March 31, 2014, the cost of our debt investment in VTG was $5.7 million and the fair value of such investment was $0.3 million.

Xchange Technology Groups, LLC
In March 2013, we placed our debt investment in Xchange Technology Groups, LLC, or XTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in XTG for financial reporting purposes. In October 2013, XTG filed for bankruptcy protection under Canada's Bankruptcy and Insolvency Act and under Chapter 15 of the United States Bankruptcy Code. As of March 31, 2014, the cost of our debt investment in XTG was $5.9 million and the fair value of such investment was zero.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of March 31, 2014, we had debt investments in four portfolio companies (our subordinated notes to DCWV Acquisition Corporation, Frozen Specialties, Inc., Minco Technology Labs, LLC, and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of March 31, 2014, the fair value of these debt investments was approximately $13.5 million, or 2.0% of the total fair value of our portfolio and the cost of these assets was approximately $23.5 million, or 3.5% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended March 31, 2014 and March 31, 2013
Investment Income
For the three months ended March 31, 2014, total investment income was $24.0 million, a 2% decrease from $24.5 million of total investment income for the three months ended March 31, 2013. This decrease was primarily attributable to a $0.5 million decrease in total loan interest (including PIK interest), fee and dividend income. The decrease in total loan interest, fee and dividend income was due to a net decrease in our outstanding loan balances from March 31, 2013 to March 31, 2014, partially offset by (i) an increase in non-recurring fee income of approximately $1.0 million and (ii) an increase in non-recurring dividend income of approximately $1.1 million. Non-recurring fee income was $1.5 million for the three months ended March 31, 2014 as compared to $0.5 million for the three months ended March 31, 2013, and non-recurring dividend income was $1.2 million for the three months ended March 31, 2014 as compared to $0.1 million for the three months ended March 31, 2013.
Operating Expenses
For the three months ended March 31, 2014, operating expenses increased by 10% to $10.2 million from $9.2 million for the three months ended March 31, 2013. Our operating expenses consist of interest and other financing fees and general and administrative expenses. For both the three months ended March 31, 2014 and March 31, 2013, interest and other financing fees was $5.1 million.
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
For the three months ended March 31, 2014, general and administrative expenses increased by 23% to $5.1 million from $4.1 million for the three months ended March 31, 2013. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) increased to 21.0% for the three months ended March 31, 2014 from 16.8% for the three months ended March 31, 2013. The increase in general and administrative expenses in the quarter ended March 31, 2014 was primarily related to increased cash and equity-based compensation expenses.
Net Investment Income
As a result of the $0.4 million decrease in total investment income and the $1.0 million increase in expenses, net investment income decreased by 9% to $13.8 million for the three months ended March 31, 2014 as compared to $15.2 million for the three months ended March 31, 2013.
Net Increase in Net Assets Resulting from Operations
In the three months ended March 31, 2014, we realized gains on the sales/repayments of two non-control/non-affiliate investments totaling approximately $0.7 million, a loss relating to the sale of one non-control/non-affiliate investment totaling approximately $0.4 million and a loss on the restructuring of one control investment totaling approximately $0.2 million. In addition, during the three months ended March 31, 2014, we recorded net unrealized depreciation of investments totaling $1.5 million, consisting of unrealized depreciation on our current portfolio of approximately $0.9 million and unrealized depreciation reclassification adjustments of $0.6 million related to the realized gains and losses noted above.
In the three months ended March 31, 2013, we realized a gain on the sale of one affiliate investment of approximately $1.3 million and a gain on the refinancing of one non-control/non-affiliate investments totaling approximately $0.6 million. In addition, during the three months ended March 31, 2013, we recorded net unrealized depreciation of investments totaling approximately $1.8 million, consisting of unrealized appreciation on our current portfolio of approximately $3.1 million and unrealized depreciation reclassification adjustments of $1.3 million million related to the realized gains and losses noted above.
In the three months ended March 31, 2013, we recognized a non-cash loss on the extinguishment of debt of approximately $0.4 million related to the prepayment of SBA-guaranteed debentures.
As a result of these events, our net increase in net assets resulting from operations was $12.5 million for the three months ended March 31, 2014, a decrease of 32% from the net increase in net assets resulting from operations of $18.4 million for the three months ended March 31, 2013.

Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available leverage under our Credit Facility (as defined below) and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
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
Cash Flows
For the three months ended March 31, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $42.5 million. During that period, our operating activities used $21.4 million in cash, consisting primarily of new portfolio investments of $77.5 million, partially offset by repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $51.8 million. In addition, financing activities reduced cash by $21.0 million, consisting primarily of cash dividends paid in the amount of $14.5 million and cash distributions of capital gains paid in the amount of $4.0 million. As of March 31, 2014, we had $90.8 million of cash and cash equivalents on hand.
For the three months ended March 31, 2013, we experienced a net decrease in cash and cash equivalents in the amount of $35.3 million. During that period, our operating activities used $0.7 million in cash, consisting primarily of portfolio investments of $10.3 million, partially offset by repayments received from portfolio companies totaling $9.3 million. In addition, financing activities reduced cash by $34.6 million, consisting primarily of cash dividends paid in the amount of $14.1 million and voluntary prepayments of SBA-guaranteed debentures of $20.5 million. As of March 31, 2013, we had $37.0 million of cash and cash equivalents on hand.
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
As of March 31, 2014, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of March 31, 2014, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2014 was 4.07%. As of March 31, 2014, all SBA-guaranteed debentures were pooled.
In June 2013, we entered into a second amended and restated senior secured credit facility, or Credit Facility, to provide liquidity in support of our investment and operational activities. The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced our $165.0 million senior secured credit facility entered into in September 2012. The Credit Facility, which matures on September 17, 2017, allows us to borrow foreign currencies (initially Canadian dollars) directly under the Credit Facility.
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
As of March 31, 2014, we had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($10.9 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.01%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of March 31, 2014 we were in compliance with all covenants of the Credit Facility.
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
The indenture and supplements thereto relating to the 2019 Notes and the 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Distributions to Stockholders
We elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2007. In order to maintain our qualification as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.
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

Recent Developments

In April 2014, we invested $23.0 million in the subordinated debt and equity of PCX Aerostructures, LLC, or PCX. PCX manufacturers components and assemblies used in military and civilian aircraft, primarily helicopters. Under the terms of the investment, PCX will pay interest on the subordinated debt at a rate of 14%.

In April 2014, we exited our investments in Workforce Software, LLC. In connection with the exit, we received proceeds of $21.4 million and recognized capital gains totaling approximately $11.1 million.

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
Our valuation process is led by our executive officers and managing directors. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent valuation firms, Duff & Phelps, LLC and Lincoln Partners Advisors LLC, collectively, the "Valuation Firms," to provide third-party reviews of certain investments, as described further below. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
The Valuation Firms provide third party valuation consulting services to us which consist of certain limited procedures that we identified and requested the Valuation Firms to perform, which we refer herein to as the Procedures. The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.

The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
We consider the factors above, particularly any significant changes in the portfolio company’s results of operations and leverage, and develop an expectation of the yield that a hypothetical market participant would require when purchasing the debt investment, which we refer to herein as the Required Rate of Return. The Required Rate of Return, along with the Leverage Ratio and Adjusted EBITDA, are the significant Level 3 inputs to the Income Approach model. For investments where the Leverage Ratio and Adjusted EBITDA have not fluctuated significantly from the date the investment was made or have not fluctuated significantly from management’s expectations as of the date the investment was made, and where there have been no significant fluctuations in the market pricing for such investments, we may conclude that the Required Rate of Return is equal to the stated rate on the investment and therefore, the debt security is appropriately priced. In instances where we determine that the Required Rate of Return is different from the stated rate on the investment, we discount the contractual cash flows on the debt instrument using the Required Rate of Return in order to estimate the fair value of the debt security.
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
As of March 31, 2014, the fair value of our non-accrual assets was approximately $1.1 million, which comprised approximately 0.2% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $15.0 million, or 2.2% of the total cost of our portfolio.
In addition to our non-accrual assets, as of March 31, 2014, we had debt investments in four portfolio companies (our subordinated notes to DCWV Acquisition Corporation, Frozen Specialties, Inc., Minco Technology Labs, LLC, and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of March 31, 2014, the fair value of these debt investments was approximately $13.5 million, or 2.0% of the total fair value of our portfolio and the cost of these assets was approximately $23.5 million, or 3.5% of the total cost of our portfolio.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2014, we were not a party to any hedging arrangements.
As of March 31, 2014, approximately 92.9%, or $559.3 million (at cost), of our debt portfolio investments bore interest at fixed rates and approximately 7.1%, or $42.9 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and all of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of approximately $0.9 million on an annual basis. All of our SBA-guaranteed debentures, our 2019 Notes and our 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%.
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

We may also have exposure to foreign currencies (Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of March 31, 2014, we had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($10.9 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.01%.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.2
Fourth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference).

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

TRIANGLE CAPITAL CORPORATION

Date:	May 7, 2014	/s/ Garland S. Tucker, III
Garland S. Tucker, III
Chief Executive Officer and
Chairman of the Board of Directors

Date:	May 7, 2014	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date:	May 7, 2014	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

3.1
Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant's Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2
Fourth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference).

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2
Dividend Reinvestment Plan of the Registrant (Filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3
Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.4
Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5
First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6
Form of 7.00% Senior Note Due 2019 (Contained in the First Supplemental Indenture filed as Exhibit (d)(6) to the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

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