Form 10-Q
period 2014-06-30
Triangle Capital CORP
filed 2014-08-06
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on August 6, 2014 was 27,939,795.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $600,208,555 and $528,021,069 at June 30, 2014 and December 31, 2013, respectively)	$612,117,936	$546,043,946
Affiliate investments (cost of $109,139,313 and $107,418,051 at June 30, 2014 and December 31, 2013, respectively)	110,910,292	107,536,534
Control investments (cost of $18,241,876 and $18,378,665 at June 30, 2014 and December 31, 2013, respectively)	13,248,925	10,792,709
Total investments at fair value	736,277,153	664,373,189
Cash and cash equivalents	79,593,085	133,304,346
Interest and fees receivable	4,069,696	5,255,760
Prepaid expenses and other current assets	592,716	831,544
Deferred financing fees	10,263,133	11,063,716
Property and equipment, net	75,238	60,525
Total assets	$830,871,021	$814,889,080
Liabilities:
Accounts payable and accrued liabilities	$3,216,190	$7,493,928
Interest payable	3,022,415	3,017,645
Taxes payable	408,686	1,064,544
Deferred income taxes	4,317,331	3,514,376
Borrowings under credit facility	31,255,980	11,221,246
Notes	149,500,000	149,500,000
SBA-guaranteed debentures payable	193,376,003	193,285,211
Total liabilities	385,096,605	369,096,950
Commitments and contingencies (Note 6)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 27,939,795 and 27,697,483 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	27,940	27,697
Additional paid in capital	410,823,140	409,042,893
Investment income in excess of distributions	6,132,527	8,610,735
Accumulated realized gains	24,051,059	20,665,371
Net unrealized appreciation	4,739,750	7,445,434
Total net assets	445,774,416	445,792,130
Total liabilities and net assets	$830,871,021	$814,889,080
Net asset value per share	$15.95	$16.10

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$17,292,568	$19,696,422	$33,800,333	$36,883,923
Affiliate investments	2,799,592	3,246,452	6,376,383	6,209,481
Control investments	643,835	46,194	789,195	95,565
Total loan interest, fee and dividend income	20,735,995	22,989,068	40,965,911	43,188,969
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,404,283	3,234,925	6,402,060	6,485,473
Affiliate investments	736,516	981,731	1,467,173	1,940,110
Control investments	6,084	5,961	12,071	11,828
Total payment-in-kind interest income	4,146,883	4,222,617	7,881,304	8,437,411
Interest income from cash and cash equivalent investments	56,888	44,463	131,496	95,703
Total investment income	24,939,766	27,256,148	48,978,711	51,722,083
Operating expenses:
Interest and other financing fees	5,158,543	4,989,523	10,298,055	10,101,035
General and administrative expenses	5,122,875	5,994,702	10,178,967	10,115,660
Total operating expenses	10,281,418	10,984,225	20,477,022	20,216,695
Net investment income	14,658,348	16,271,923	28,501,689	31,505,388
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	11,462,275	2,428,668	11,734,476	3,007,450
Affiliate investments	228,252	3,321,999	228,252	4,595,999
Control investments	—	(2,290,919)	(208,553)	(2,290,919)
Net realized gains (losses)	11,690,527	3,459,748	11,754,175	5,312,530
Net unrealized appreciation (depreciation):
Investments	(1,172,480)	2,116,796	(2,670,950)	3,883,341
Foreign currency borrowings	(395,269)	—	(34,734)	—
Net unrealized appreciation (depreciation)	(1,567,749)	2,116,796	(2,705,684)	3,883,341
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	10,122,778	5,576,544	9,048,491	9,195,871
Loss on extinguishment of debt	—	—	—	(412,673)
Provision for taxes	(586,788)	—	(853,343)	(20,303)
Net increase in net assets resulting from operations	$24,194,338	$21,848,467	$36,696,837	$40,268,283
Net investment income per share—basic and diluted	$0.53	$0.59	$1.02	$1.15
Net increase in net assets resulting from operations per share—basic and diluted	$0.87	$0.79	$1.32	$1.46
Dividends per share	$0.54	$0.54	$1.08	$1.08
Capital gain distributions per share	$0.15	$—	$0.30	$—
Weighted average number of shares outstanding—basic and diluted	27,910,468	27,569,524	27,857,788	27,501,407

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2012	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
Net investment income	—	—	—	31,505,388	—	—	31,505,388
Stock-based compensation	—	—	1,675,896	—	—	—	1,675,896
Realized gain (loss) on investments	—	—	—	—	5,312,530	(3,863,315)	1,449,215
Net unrealized gains on investments / foreign currency	—	—	—	—	—	7,746,656	7,746,656
Loss on extinguishment of debt	—	—	—	(412,673)	—	—	(412,673)
Provision for taxes	—	—	—	(20,303)	—	—	(20,303)
Dividends / distributions	57,042	57	1,570,104	(29,757,555)	—	—	(28,187,394)
Issuance of restricted stock	258,410	258	(258)	—	—	—	—
Balance, June 30, 2013	27,600,250	$27,600	$406,567,839	$8,098,018	$7,285,470	$9,113,102	$431,092,029

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2013	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
Net investment income	—	—	—	28,501,689	—	—	28,501,689
Stock-based compensation	—	—	2,828,410	—	—	—	2,828,410
Realized gain (loss) on investments	—	—	—	—	11,754,175	(11,616,980)	137,195
Net unrealized loss on investments / foreign currency	—	—	—	—	—	8,911,296	8,911,296
Provision for taxes	—	—	—	(853,343)	—	—	(853,343)
Dividends / distributions	53,577	54	1,426,147	(30,126,554)	(8,368,487)	—	(37,068,840)
Issuance of restricted stock	282,630	282	(282)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(93,895)	(93)	(2,474,028)	—	—	—	(2,474,121)
Balance, June 30, 2014	27,939,795	$27,940	$410,823,140	$6,132,527	$24,051,059	$4,739,750	$445,774,416

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$36,696,837	$40,268,283
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(164,840,342)	(37,112,821)
Repayments received/sales of portfolio investments	105,026,498	111,695,347
Loan origination and other fees received	2,838,426	621,440
Net realized gain on investments	(11,754,175)	(5,312,530)
Net unrealized depreciation (appreciation) on investments	1,867,995	(4,914,099)
Net unrealized depreciation on foreign currency borrowings	34,734	—
Deferred income taxes	802,955	1,030,758
Payment-in-kind interest accrued, net of payments received	(2,614,188)	(5,263,335)
Amortization of deferred financing fees	800,583	766,221
Loss on extinguishment of debt	—	412,673
Accretion of loan origination and other fees	(1,783,603)	(2,243,128)
Accretion of loan discounts	(644,575)	(765,628)
Accretion of discount on SBA-guaranteed debentures payable	90,792	88,843
Depreciation expense	20,114	19,085
Stock-based compensation	2,828,410	1,675,896
Changes in operating assets and liabilities:
Interest and fees receivable	1,186,064	(1,528,838)
Prepaid expenses and other current assets	238,828	(106,645)
Accounts payable and accrued liabilities	(4,277,738)	(1,954,469)
Interest payable	4,770	(181,387)
Taxes payable	(655,858)	(2,976,193)
Net cash (provided by) used in operating activities	(34,133,473)	94,219,473
Cash flows from investing activities:
Purchases of property and equipment	(34,827)	(17,145)
Net cash used in investing activities	(34,827)	(17,145)
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	—	(20,500,000)
Borrowings under credit facility	20,000,000	—
Financing fees paid	—	(684,294)
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,474,121)	—
Cash dividends/distributions paid	(37,068,840)	(28,187,394)
Net cash used in financing activities	(19,542,961)	(49,371,688)
Net increase (decrease) in cash and cash equivalents	(53,711,261)	44,830,640
Cash and cash equivalents, beginning of period	133,304,346	72,300,423
Cash and cash equivalents, end of period	$79,593,085	$117,131,063
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,008,748	$9,084,547
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$1,426,201	$1,570,161

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,794,010	$12,585,954	$12,585,954
		Common Units (1,250 units)		1,250,000	1,961,000
			12,794,010	13,835,954	14,546,954

AGM Automotive, LLC (6%)*	Auto Industry Interior Components Supplier	Subordinated Note (10% Cash, 3% PIK, Due 07/19)	25,195,122	24,711,960	24,711,960
		Class A Units (1,500 units)		1,500,000	1,500,000
			25,195,122	26,211,960	26,211,960

Applied-Cleveland Holdings, Inc. (6%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	23,000,000	22,649,249	22,649,249
		Class A Preferred Units (2,129,032 units)		2,129,032	2,129,032
			23,000,000	24,778,281	24,778,281

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,327,000
				516,867	1,327,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,403,010	13,198,084	13,198,084
		Common Stock (138 shares)		1,300,000	1,624,000
			13,403,010	14,498,084	14,822,084

BFN Operations LLC (4%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 11/17)	17,905,495	17,590,096	17,590,096
			17,905,495	17,590,096	17,590,096

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	240,000
				237,301	240,000

Cafe Enterprises, Inc. (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,067,469	11,835,328	11,835,328
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,067,469	12,835,328	12,835,328

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,662,189	9,417,496	9,417,496
		Common Stock Warrants (20 shares)		492,000	200,000
			9,662,189	9,909,496	9,617,496

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	1,547,000
				119,735	1,547,000

Chromaflo Technologies Parent LP (3%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	10,000,000	9,952,976	9,952,976
		Class A Units (22,561 units)		—	2,245,000
			10,000,000	9,952,976	12,197,976

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,276,415	15,276,415
		Preferred Stock (900 shares)		900,000	987,000
		Common Stock (1,000,000 shares)		100,000	—
			15,505,583	16,276,415	16,263,415

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (8% Cash, 6% PIK Due 09/14)	9,978,738	9,936,501	9,936,501
		Warrant (263 shares)		276,100	164,000
			9,978,738	10,212,601	10,100,501

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	12,130,464	12,066,015	12,066,015
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,377,627	12,705,812	12,705,812
		Series C Preferred Units (30 units)		288,342	395,000
		Common Unit Warrant (664 units)		1,759,556	1,064,000
		Series D Preferred Units (16 units)		107,074	147,000
		Series E Preferred Units (5 units)		31,651	47,000
			25,508,091	26,958,450	26,424,827

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Senior Note (10% Cash, Due 12/18)	$8,000,000	$7,853,531	$7,853,531
		Common Units (45,492 units)		500,000	500,000
			8,000,000	8,353,531	8,353,531

DataSource Incorporated (1%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	4,815,683	4,695,187	4,695,187
		Common Units (47 units)		1,000,000	910,000
			4,815,683	5,695,187	5,605,187

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17) (5)	6,336,170	6,155,655	4,279,000
			6,336,170	6,155,655	4,279,000

DialogueDirect, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	23,811,621	23,468,952	23,468,952
			23,811,621	23,468,952	23,468,952

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,164,322	7,044,747	7,044,747
		Preferred series A Units (600,000 units)		600,000	237,000
			7,164,322	7,644,747	7,281,747

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,229,005	7,103,044	7,103,044
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	1,449,000
			7,229,005	8,882,732	8,552,044

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	333,000
				285,000	333,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,838,205	7,693,791	7,693,791
		Common Units (1,000,000 units)		1,000,000	938,000
			7,838,205	8,693,791	8,631,791

FrontStream Payments, Inc. (3%)*	Payment and Donation Management Product Service Provider	Senior Note (8% Cash, 6% PIK, Due 08/18)	11,338,074	11,145,268	11,145,268
			11,338,074	11,145,268	11,145,268

Frontstreet Facility Solutions, Inc. (2%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,462,629	8,356,936	7,108,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,462,629	8,606,936	7,108,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17) (5)	11,673,192	11,673,192	9,456,000
			11,673,192	11,673,192	9,456,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	136,000
				500,000	136,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	7,301,546	7,281,547	7,281,547
			7,301,546	7,281,547	7,281,547

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Subordinated Note (19% Cash, Due 11/18)	3,031,875	3,000,357	3,000,357
		Subordinated Note (14% Cash, Due 11/18)	3,320,625	3,091,762	3,091,762
		Unit Purchase Warrant (7,817 units)		295,800	649,000
			6,352,500	6,387,919	6,741,119

Hickman's Egg Ranch, Inc. (3%)*	Egg Producer	Subordinated Note (12% Cash, 1% PIK, Due 06/19)	15,004,583	14,704,583	14,704,583
			15,004,583	14,704,583	14,704,583

HKW Capital Partners (0%)*(4)	Multi-Sector Holdings	Limited Partnership Interest		599,225	599,225
				599,225	599,225

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	$11,305,509	$9,941,421	$9,941,421
		Common Stock Purchase Warrant (487,877 shares)		2,411,000	2,390,000
			11,305,509	12,352,421	12,331,421

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	8,495,817	8,333,272	8,333,272
		Membership Interest Purchase Warrant (3.0%)		853,500	835,000
			8,495,817	9,186,772	9,168,272

IOS Acquisitions, Inc. (5%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 3.5% PIK, Due 06/18)	19,860,456	19,555,765	19,555,765
		Common Units (7,314 Class A Units)		1,699,847	1,438,000
			19,860,456	21,255,612	20,993,765

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,627,550	14,425,310	14,425,310
		Class A Common Units (1,268 units)		118,110	118,110
		Class A Preferred Units (132 units)		131,890	131,890
			14,627,550	14,675,310	14,675,310

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		58,995	2,205,000
				58,995	2,205,000

Magpul Industries Corp. (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,146,000
		Common Units (30,000 units)		30,000	6,457,000
				1,500,000	8,603,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	8,000,000	7,920,035	7,920,035
		Membership Units (1,216,204 units)		1,176,957	1,773,000
			8,000,000	9,096,992	9,693,035

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,941,962	10,816,642	10,816,642
		Class A-2 Common Units (1,580,559 units)		1,580,599	1,563,000
			10,941,962	12,397,241	12,379,642

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	6,030,557	5,484,627	3,000,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			6,030,557	5,988,534	3,000,000

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,947,000
				2,000,000	1,947,000

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	41,000
				43,905	41,000

On Event Services, LLC (2%)*	Equipment Rentals to Conference Venues and Live Events	Subordinated Note (10% Cash, 2% PIK, Due 01/19)	9,845,484	9,665,943	9,665,943
			9,845,484	9,665,943	9,665,943

PCX Aerostructures, LLC (5%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,130,125	18,763,736	18,763,736
		Series A Preferred Stock (3,980 shares)		3,980,000	3,980,000
		Class A Common Stock (80,000 shares)		20,000	20,000
			19,130,125	22,763,736	22,763,736

Performance Health & Wellness Holdings, Inc. (2%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	6,701,556	6,545,314	6,614,000
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,733,000
			6,701,556	8,045,314	8,347,000

PetroLiance, LLC (3%)*	Lubricant, Fuel and Ancillary Products Distributor	Subordinated Note (12% Cash, 0.5% PIK, Due 08/19)	12,030,196	11,806,150	11,806,150
		Class A Units (1,142,857 Units)		1,200,000	2,117,000
			12,030,196	13,006,150	13,923,150

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)	$6,982,947	$6,613,149	$5,990,000
		Common Unit Purchase Warrants		590,200	—
			6,982,947	7,203,349	5,990,000

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,623,153	8,623,153
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,467,763	4,425,657	4,425,657
			13,217,763	13,048,810	13,048,810

Snacks Holding Corporation (3%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 05/20)	5,056,219	5,022,373	5,056,219
		Preferred A Units (22,368 units)		1,053,897	3,189,000
		Preferred B Units (10,380 units)		25,337	744,000
		Common Units (190,935 units)		150,000	5,451,000
		Common Stock Warrants (14,558 shares)		14,558	591,000
			5,056,219	6,266,165	15,031,219

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		545,801	545,801
				545,801	545,801

Specialized Desanders, Inc. (3%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/19)	11,806,363	11,597,404	11,230,663
		Class C Common Stock (2,000,000 shares)		1,937,421	2,699,000
			11,806,363	13,534,825	13,929,663

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	819,000
				20,000	819,000

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		—	3,338,000
				—	3,338,000

Tomich Brothers, LLC (3%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (7.5% Cash, 7.5% PIK, Due 04/16)	12,934,198	12,788,869	11,459,000
			12,934,198	12,788,869	11,459,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		402,828	1,557,828
				402,828	1,557,828

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2% PIK, Due 04/19)	8,411,155	8,303,253	8,303,253
		Series A Preferred Stock (10,000 units)		785,775	1,033,000
		Common Stock (50,000 units)		50,000	764,000
			8,411,155	9,139,028	10,100,253

TrustHouse Services Group, Inc. (0%)*	Food Management Services	Class A Units (1,557 units)		69,302	195,881
		Class B Units (82 units)		3,647	7,089
		Class E Units (838 units)		101,532	112,555
				174,481	315,525

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,740,037	12,047,932	12,047,932
		Class A Common Stock (177,935 shares)		1,999,989	1,760,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,000
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	360,000
			12,740,037	15,023,362	14,304,932

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Units (90,000 units)		900,000	978,000
		Common Units (10,000 units)		100,000	60,000
				1,000,000	1,038,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Water Pik, Inc. (2%)*	Branded Oral Health and Replacement Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$10,000,000	$9,681,894	$9,681,894
			10,000,000	9,681,894	9,681,894

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Second Lien Term Loan (11% Cash, Due 06/20)	9,500,000	9,286,250	9,286,250
		Class A Units (2,000 units)		2,000,000	2,000,000
			9,500,000	11,286,250	11,286,250

Workforce Software, LLC (0%)*	Software Provider	Member Units		291,831	508,247
				291,831	508,247

WSO Holdings, LP (4%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	14,892,142	14,691,947	14,691,947
		Common Points (3,000 points)		3,000,000	2,398,000
			14,892,142	17,691,947	17,089,947

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15) (6)	6,792,875	5,904,000	—
		Royalty Rights		—	—
			6,792,875	5,904,000	—

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,125,001	20,156,381	20,156,381
			20,125,001	20,156,381	20,156,381

Subtotal Non–Control / Non–Affiliate Investments			559,775,149	600,208,555	612,117,936

Affiliate Investments:
All Aboard America! Holdings Inc. (4%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	14,410,994	14,192,597	14,192,597
		Membership Units in LLC		2,185,492	2,185,492
			14,410,994	16,378,089	16,378,089

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 4% PIK, Due 06/16)	7,012,975	6,993,077	6,993,077
		Membership Units (8,364 units)		620,653	627,000
			7,012,975	7,613,730	7,620,077

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		1,486	2,394
		Class B Units (496 units)		—	1,272
				1,486	3,666

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 5.8% PIK, Due 03/15)	7,779,092	7,779,090	7,779,090
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	649,641	649,641	598,000
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	119,000
		Membership Unit Warrants (356,506 units)		—	—
			8,428,733	8,936,934	8,496,090

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	9,158,269	9,080,099	9,080,099
		Class A Units (80,000 units)		800,000	1,242,000
			9,158,269	9,880,099	10,322,099

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	10,669,759	10,565,380	10,565,380
		Common Stock (84 shares)		502,320	86,000
			10,669,759	11,067,700	10,651,380

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	357,000
				1,000,000	357,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Frank Entertainment Group, LLC (2%)*	Movie Theatre and Family Entertainment Complex Owner and Operator	Senior Note (10% Cash, 3.8% PIK, Due 06/18)	$6,222,054	$6,087,054	$6,087,054
		Redeemable Preferred Units (10.5% Cash)		3,368,000	3,368,000
		Class A Common Units		1,000,000	1,000,000
		Class A Common Warrants		632,000	632,000
			6,222,054	11,087,054	11,087,054

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	755,091	744,742	744,742
		Preferred Units (233 units)		211,867	318,000
		Common B Units (3,000 units)		23,140	939,000
		Common A Units (1,652 units)		14,993	517,000
			755,091	994,742	2,518,742

PartsNow!, LLC (2%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,629,845	11,478,066	10,712,000
		Member Units (1,500,000 units)		1,500,000	—
		Royalty Rights		—	—
			11,629,845	12,978,066	10,712,000

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	—
		Common Unit Warrants (2,220 units)		—	—
				200,000	—

Plantation Products (3%)*	Seed Manufacturing	Series A Preferred Stock (4,312 shares)		4,312,000	5,228,000
		Class A Common Stock (352,000 shares)		88,000	6,744,000
				4,400,000	11,972,000

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	402,000
				563,602	402,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	10,427,723	10,349,095	10,349,095
		Common Units (50 units)		500,000	225,000
			10,427,723	10,849,095	10,574,095

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (6)	7,642,559	5,703,715	269,000
		Class A Units (1,000,000 units)		1,000,000	—
			7,642,559	6,703,715	269,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,352,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,352,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	8,195,000
				—	8,195,000

Subtotal Affiliate Investments			86,358,002	109,139,313	110,910,292

Control Investments:
Buckingham SRC, Inc. (0%)*	Specialty Chemical Manufacturer	Subordinated Note (10.8% Cash, 0.25% PIK, Due 12/14)	2,160,348	250,000	—
		Common Stock Purchase Warrants		123,800	—
			2,160,348	373,800	—

FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (4.7% Cash, Due 09/16)	1,233,925	1,233,925	1,233,925
		Senior Note-FCL (7.8% Cash, 2% PIK, Due 09/16)	1,207,441	1,207,439	1,078,000
		Senior Note-SPV (1.9% Cash, 5.2% PIK, Due 09/16) (5)	1,092,222	1,007,272	193,000
		Members Interests-SPV (299,875 units)		—	—
			3,533,588	3,448,636	2,504,925

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	$468,544	$375,000	$375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	3,957,712	3,000,000	441,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,426,256	4,491,440	816,000

SRC, Inc. (2%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		9,928,000	9,928,000
				9,928,000	9,928,000

Subtotal Control Investments			10,120,192	18,241,876	13,248,925

Total Investments, June 30, 2014 (165%)*			$656,253,343	$727,589,744	$736,277,153

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(5)	PIK non-accrual investment

(6)	Non-accrual investment

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,698,065	$12,475,194	$12,475,194
		Common Units (1,250 units)		1,250,000	1,398,000
			12,698,065	13,725,194	13,873,194

Ambient Air Corporation (0%)*	Specialty Trade Contractors	Subordinated Note (0% Cash, 8% PIK, Due 06/20)	473,958	66,993	200,000
			473,958	66,993	200,000

Applied-Cleveland Holdings, Inc. (4%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	18,000,000	17,700,961	17,700,961
		Class A Preferred (2,000,000 units)		2,000,000	2,000,000
			18,000,000	19,700,961	19,700,961

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,076,000
				516,867	1,076,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,269,023	13,044,644	13,044,644
		Common Stock (138 shares)		1,300,000	1,406,000
			13,269,023	14,344,644	14,450,644

Berry Family Nursery Operations LLC (4%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 3% PIK, Due 11/17)	17,549,583	17,199,583	17,199,583
			17,549,583	17,199,583	17,199,583

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	580,603
				237,301	580,603

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,565,598	9,248,522	9,248,522
		Common Stock Warrants (20 shares)		492,000	361,000
			9,565,598	9,740,522	9,609,522

Carepoint Resources, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	23,514,505	23,139,305	23,139,305
			23,514,505	23,139,305	23,139,305

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	2,266,000
				119,735	2,266,000

Chromaflo Technologies Parent LP (3%)*	Colorant Manufacturer and Distributor	Subordinated Note (8.3% Cash, Due 06/20)	10,000,000	9,950,000	9,950,000
		Class A Units (22,561 units)		—	2,239,000
			10,000,000	9,950,000	12,189,000

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,254,660	15,254,660
		Preferred Stock (900 shares)		900,000	981,000
		Common Stock (1,000,000 shares)		100,000	225,000
			15,505,583	16,254,660	16,460,660

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (14% Cash, Due 9/14)	9,825,000	9,722,773	9,176,000
		Warrant (263 shares)		276,100	—
			9,825,000	9,998,873	9,176,000

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	12,009,198	11,884,003	11,884,003
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,243,893	12,376,217	12,376,217
		Series C Preferred Units (30 units)		288,342	443,000
		Common Unit Warrant (664 units)		1,759,556	2,755,000
		Series D Preferred Units (16 units)		107,074	175,000
		Series E Preferred Units (5 units)		31,651	48,000
			25,253,091	26,446,843	27,681,220

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Senior Note (10% Cash, Due 12/18)	8,000,000	7,840,000	7,840,000
		Common Units (45,492 units)		500,000	500,000
			8,000,000	8,340,000	8,340,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	$8,759,661	$8,625,671	$8,625,671
		Common Units (47 units)		1,000,000	965,000
			8,759,661	9,625,671	9,590,671

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,241,435	6,145,145	4,505,000
			6,241,435	6,145,145	4,505,000

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,093,094	6,963,005	6,963,005
		Preferred series A Units (600,000 units)		600,000	594,000
			7,093,094	7,563,005	7,557,005

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,084,528	6,947,215	6,947,215
		Common Stock (18,029 shares)		183,562	6,000
		Preferred Stock A (1,596 shares)		1,596,126	1,794,000
			7,084,528	8,726,903	8,747,215

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	309,000
				285,000	309,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,761,041	7,606,041	7,606,041
		Common Units (1,000,000 units)		1,000,000	1,000,000
			7,761,041	8,606,041	8,606,041

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,691,706	5,627,061	5,627,061
			5,691,706	5,627,061	5,627,061

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (8% Cash, 6% PIK, Due 08/18)	7,161,823	7,027,585	7,027,585
			7,161,823	7,027,585	7,027,585

Frontstreet Facility Solutions, Inc. (2%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,336,414	8,220,061	6,887,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,336,414	8,470,061	6,887,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (11% Cash, 5% PIK, Due 05/17)	10,922,109	10,902,440	10,902,440
			10,922,109	10,902,440	10,902,440

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	285,000
				500,000	285,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	7,085,108	7,052,652	7,052,652
			7,085,108	7,052,652	7,052,652

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 11/18)	3,150,000	3,104,786	3,104,786
		Subordinated Note (14% Cash, Due 11/18)	3,450,000	3,185,408	3,185,408
		Unit Purchase Warrant (7,817 units)		295,800	672,000
			6,600,000	6,585,994	6,962,194

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,192,490	9,708,459	9,708,459
		Common Stock Purchase Warrant (417,593 shares)		2,411,000	2,257,000
			11,192,490	12,119,459	11,965,459

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.0% PIK, Due 12/16)	8,363,431	8,174,163	8,174,163
		Membership Interest Purchase Warrant (3.0%)		853,500	1,254,000
			8,363,431	9,027,663	9,428,163

IOS Acquisitions, Inc. (5%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 3.5% PIK, Due 06/18)	19,502,372	19,168,757	19,168,757
		Common Units (7,314 Class A Units)		1,699,847	1,231,000
			19,502,372	20,868,604	20,399,757

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		$58,995	$1,820,000
				58,995	1,820,000

Magpul Industries Corp. (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,006,000
		Common Units (30,000 units)		30,000	7,839,000
				1,500,000	9,845,000

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.5% Cash, 2% PIK, Due 05/17)	$12,000,000	11,787,615	12,000,000
			12,000,000	11,787,615	12,000,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,219,009	8,159,092	8,159,092
		Membership Units (1,216,204 units)		1,176,957	1,416,000
			8,219,009	9,336,049	9,575,092

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,832,577	10,695,361	10,695,361
		Class A-2 Common Units (1,580,559 units)		1,580,599	1,190,000
			10,832,577	12,275,960	11,885,361

Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	5,830,856	5,473,436	1,994,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,830,856	5,977,343	1,994,000

My Alarm Center, LLC (3%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 04/19)	10,329,382	10,250,068	10,329,382
		Preferred Units (2,000,000 units)		2,000,000	2,079,000
			10,329,382	12,250,068	12,408,382

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,161,867	12,993,721	12,993,721
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,440,000
			13,161,867	14,493,721	14,433,721

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)	7,310,361	6,861,977	6,861,977
		Common Unit Purchase Warrants		590,200	1,131,000
			7,310,361	7,452,177	7,992,977

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,602,331	8,602,331
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,315,809	4,266,459	4,266,459
			13,065,809	12,868,790	12,868,790

Snacks Holding Corporation (2%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 05/20)	5,030,893	4,995,166	4,995,166
		Preferred A Units (22,368 units)		1,053,897	2,485,000
		Preferred B Units (10,380 units)		25,337	201,000
		Common Units (190,935 units)		150,000	1,471,000
		Common Stock Warrants (14,558 shares)		14,558	160,000
			5,030,893	6,238,958	9,312,166

Specialized Desanders, Inc. (3%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Notes (12% Cash, 2% PIK, Due 03/19)	11,695,386	11,470,508	11,065,626
		Class C Common Stock (2,000,000 shares)		1,937,421	1,870,208
			11,695,386	13,407,929	12,935,834

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	406,000
				20,000	406,000

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

The Krystal Company (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		—	1,709,000
				—	1,709,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	$4,250,000	$4,095,611	$4,095,611
		Unit Purchase Warrant (316,858 units)		195,000	577,000
			4,250,000	4,290,611	4,672,611

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (5% Cash, 10% PIK, Due 04/16)	12,315,529	12,133,908	10,622,000
			12,315,529	12,133,908	10,622,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		402,828	1,296,828
				402,828	1,296,828

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2% PIK, Due 04/19)	8,327,070	8,207,084	8,207,084
		Series A Preferred Stock (10,000 units)		785,775	968,000
		Common Stock (50,000 units)		50,000	819,000
			8,327,070	9,042,859	9,994,084

TrustHouse Services Group, Inc. (0%)*	Food Management Services	Class A Units (1,557 units)		69,302	242,996
		Class B Units (82 units)		3,647	8,794
		Class E Units (838 units)		101,532	139,628
				174,481	391,418

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,123,339	9,381,255	9,381,255
		Class A Common Stock (177,935 shares)		1,999,989	1,198,001
		Class A-1 Common Stock (18,818 shares)		137,324	137,324
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	262,000
			10,123,339	12,356,685	10,978,580

United Retirement Plan Consultants, Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 4% PIK, Due 09/16)	12,847,956	12,686,503	12,686,503
		Preferred A Units (90,000 units)		900,000	835,000
		Common Units (10,000 units)		100,000	—
			12,847,956	13,686,503	13,521,503

Water Pik, Inc. (2%)*	Branded Oral Health and Replacement Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	10,000,000	9,665,563	9,665,563
			10,000,000	9,665,563	9,665,563

Workforce Software, LLC (5%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,238,689	7,238,689
		Class B Preferred Units (1,020,000 units)		1,020,000	1,256,000
		Class C Preferred Units (624,253 units)		1,250,000	2,764,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	9,778,000
			8,000,000	10,460,989	21,036,689

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,264	19,973,542	19,973,542

		Common Points (3,000 points)		3,000,000	2,338,000
			20,198,264	22,973,542	22,311,542

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15) (6)	6,527,677	5,904,000	—
		Royalty Rights		—	—
			6,527,677	5,904,000	—

Yellowstone Landscape Group, Inc. (5%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,181,603	20,191,788	20,191,788
			20,181,603	20,191,788	20,191,788

Subtotal Non–Control / Non–Affiliate Investments			495,697,196	528,021,069	546,043,946

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	8,897,392	8,765,737	8,765,737
		Convertible Preferred Interest in LLC		1,500,000	1,002,000
			8,897,392	10,265,737	9,767,737

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 06/16)	$6,839,436	$6,815,257	$6,815,257
		Membership Units (8,364 units)		620,653	39,000
			6,839,436	7,435,910	6,854,257

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		156,953	253,004
		Class B Units (496 units)		—	134,381
				156,953	387,385

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/14)	6,633,027	6,633,025	6,633,025
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	643,147	643,147	606,000
		Subordinated Note (7% Cash, Due 03/14)	941,798	941,798	786,000
		Membership Units (1,000,000 units)		8,203	725,000
		Options to Purchase Membership Units (342,407 units)		500,000	227,000
		Membership Unit Warrants (356,506 units)		—	—
			8,217,972	8,726,173	8,977,025

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,976,227	8,883,334	8,883,334
		Class A Units (80,000 units)		800,000	694,000
			8,976,227	9,683,334	9,577,334

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,457,673	10,327,229	10,327,229
		Common Stock (84 shares)		502,320	213,000
			10,457,673	10,829,549	10,540,229

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	1,555,000
				1,000,000	1,555,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,528,839	4,482,393	4,482,393
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,056,922	1,044,922	1,044,922
		Preferred Units (233 units)		211,867	303,000
		Common B Units (3,000 units)		23,140	440,000
		Common A Units (1,652 units)		14,993	242,000
			5,585,761	5,777,315	6,512,315

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,455,962	11,285,587	11,285,587
		Member Units (1,000,000 units)		1,000,000	1,351,000
		Royalty Rights		—	73,000
			11,455,962	12,285,587	12,709,587

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	—
		Common Unit Warrants (2,220 units)		—	—
				200,000	—

Plantation Products (5%)*	Seed Manufacturing	Subordinated Notes (12% Cash, 2% PIK, Due 11/17)	14,591,557	14,423,858	14,423,858
		Series A Preferred Stock (4,312 shares)		4,312,000	5,033,000
		Class A Common Stock (352,000 shares)		88,000	4,241,000
			14,591,557	18,823,858	23,697,858

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops International (1%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	6,208,545	6,179,807	6,179,807
		Common Units (50 units)		500,000	—
			6,208,545	6,679,807	6,179,807

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (5)	7,038,134	5,703,715	411,000
		Class A Units (1,000,000 units)		1,000,000	—
			7,038,134	6,703,715	411,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		$2,251,100	$—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,482,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,482,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (74,764 units)		1,500,000	6,500,000
		Common Unit Purchase Warrants (25,065 units)		301,510	1,915,000
				1,801,510	8,415,000

Subtotal Affiliate Investments			$88,268,659	107,418,051	107,536,534

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (4.8% Cash, Due 09/16)	1,271,233	1,271,233	1,271,233
		Senior Note-FCL (7.8% Cash, 2% PIK, Due 09/16)	1,195,370	1,195,368	1,062,000
		Senior Note-SPV (2.0% Cash, 5.3% PIK, Due 09/16) (5)	1,064,061	1,007,272	9,000
		Members Interests-SPV (299,875 units)		—	—
			3,530,664	3,473,873	2,342,233

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	439,358	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	3,793,846	3,000,000	358,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,233,204	4,491,440	733,000

SRC, Inc. (2%)*	Specialty Chemical Manufacturer	Subordinated Note (10.8% Cash, 0.25% PIK, Due 12/14) (6)	2,160,348	250,000	—
		Senior Revolver (9.3% Cash, Due 05/14) (6)	374,999	376,195	376,195
		Senior Term Loan (10.3% Cash, Due 05/14) (6)	1,900,000	1,907,481	1,907,481
		Debtor in Possession Loan (8.0% Cash, Due 01/14) (6)	1,491,800	1,491,800	1,491,800
		Subordinated Notes (12% Cash, 2% PIK, Due 09/14) (6)	6,331,199	6,264,076	3,942,000
		Common Stock Purchase Warrants		123,800	—
			12,258,346	10,413,352	7,717,476

Subtotal Control Investments			20,022,214	18,378,665	10,792,709

Total Investments, December 31, 2013 (149%)*			$603,988,069	$653,817,785	$664,373,189

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(5)	PIK non-accrual investment

(6)	Non-accrual investment

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
Basis of Presentation
The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries, including Triangle SBIC and Triangle SBIC II. The effects of all intercompany transactions between Triangle Capital Corporation and its subsidiaries have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and the Audit and Accounting Guide for Investment Companies issued by the American Institute of Certified Public Accountants, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note 2, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations.
The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Reclassifications
Certain reclassifications have been made in the financial highlights for the six months ended June 30, 2013 in order to conform to current presentation. The Company had historically presented the ratio of total expenses to average net assets exclusive of provision for taxes. Beginning in 2014, this ratio will be presented including provision for taxes.
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
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2014:
Subordinated debt and 2nd lien notes	$587,708,385	81%	$561,884,054	76%
Senior debt and 1st lien notes	50,582,722	7	50,453,283	7
Equity shares	79,946,810	11	113,790,816	15
Equity warrants	9,351,827	1	10,149,000	2
Royalty rights	—	—	—	—
	$727,589,744	100%	$736,277,153	100%
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%

During the three months ended June 30, 2014, the Company made five new investments totaling approximately $61.3 million and five investments in existing portfolio companies totaling approximately $26.0 million. During the six months ended June 30, 2014, the Company made eleven new investments totaling approximately $139.1 million and ten investments in existing portfolio companies totaling approximately $25.8 million.

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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%
June 30, 2014	15	31%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at June 30, 2014 and December 31, 2013 are summarized as follows:

June 30, 2014:	Fair Value	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$554,412,054	Income Approach	Required Rate of Return	8.3% – 25.0%	14.4%
			Leverage Ratio	1.6x – 7.8x	3.9x
			Adjusted EBITDA	$1.1 million – $76.4 million	$17.1 million
Subordinated debt and 2nd lien notes	7,472,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.3x – 5.5x	5.4x
			Adjusted EBITDA	$0.8 million – $4.7 million	$2.0 million
Senior debt and 1st lien notes	50,453,283	Income Approach	Required Rate of Return	4.7% – 18.0%	13.1%
			Leverage Ratio	0.0x – 7.0x	3.0x
			Adjusted EBITDA	$1.1 million – $5.5 million	$3.5 million
Equity shares and warrants	123,939,816	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 12.7x	6.3x
			Adjusted EBITDA	$0.8 million – $76.4 million	$13.9 million
			Revenue Multiple	1.3x – 4.0x	3.4x
			Revenues	$8.6 million – $72.3 million	$59.4 million

December 31, 2013:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$508,522,575	Income Approach	Required Rate of Return	8.3% – 30.0%	14.7%
			Leverage Ratio	0.8x – 6.7x	3.9x
			Adjusted EBITDA	$1.0 million – $77.0 million	$17.0 million
Subordinated debt and 2nd lien notes	5,945,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.5x – 5.5x	4.9x
			Adjusted EBITDA	$0.5 million – $4.7 million	$1.4 million
Senior debt and 1st lien notes	45,968,765	Income Approach	Required Rate of Return	4.8% – 19.0%	12.9%
			Leverage Ratio	0.0x – 6.4x	2.9x
			Adjusted EBITDA	$1.0 million – $4.7 million	$2.8 million
Equity shares and warrants	103,863,849	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 10.0x	6.4x
			Adjusted EBITDA	$0.5 million – $77.0 million	$15.9 million
			Revenue Multiple	1.5x – 4.2x	3.9x
			Revenues	$8.5 million – $59.5 million	$50.8 million

The following table presents the Company’s investment portfolio at fair value as of June 30, 2014 and December 31, 2013, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$561,884,054	$561,884,054
Senior debt and 1st lien notes	—	—	50,453,283	50,453,283
Equity shares	—	—	113,790,816	113,790,816
Equity warrants	—	—	10,149,000	10,149,000
Royalty rights	—	—	—	—
	$—	$—	$736,277,153	$736,277,153

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$514,467,575	$514,467,575
Senior debt and 1st lien notes	—	—	45,968,765	45,968,765
Equity shares	—	—	79,935,246	79,935,246
Equity warrants	—	—	23,928,603	23,928,603
Royalty rights	—	—	73,000	73,000
	$—	$—	$664,373,189	$664,373,189

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013:

Six Months Ended June 30, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	137,230,617	10,200,175	16,777,550	632,000	—	164,840,342
Reclassifications	(3,964,597)	(5,963,403)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(5,800,481)	(11,020,560)	—	(16,821,041)
Loan origination fees received	(2,625,648)	(212,778)	—	—	—	(2,838,426)
Principal repayments received	(88,089,399)	(116,058)	—	—	—	(88,205,457)
PIK interest earned	7,369,836	511,468	—	—	—	7,881,304
PIK interest payments received	(5,267,116)	—	—	—	—	(5,267,116)
Accretion of loan discounts	644,575	—	—	—	—	644,575
Accretion of deferred loan origination revenue	1,722,418	61,185	—	—	—	1,783,603
Realized gain	126,617	—	2,055,808	9,571,750	—	11,754,175
Unrealized gain (loss)	269,176	3,929	9,107,693	(11,175,793)	(73,000)	(1,867,995)
Fair value, end of period	$561,884,054	$50,453,283	$113,790,816	$10,149,000	$—	$736,277,153

Six Months Ended June 30, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	30,379,497	1,500,000	3,087,324	2,146,000	—	37,112,821
Reclassifications	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(14,193,975)	(1,196,052)	—	(15,390,027)
Loan origination fees received	(621,440)	—	—	—	—	(621,440)
Principal repayments received	(83,973,518)	(12,331,802)	—	—	—	(96,305,320)
PIK interest earned	8,026,105	411,306	—	—	—	8,437,411
PIK interest payments received	(2,666,468)	(507,608)	—	—	—	(3,174,076)
Accretion of loan discounts	765,628	—	—	—	—	765,628
Accretion of deferred loan origination revenue	2,042,069	201,059	—	—	—	2,243,128
Realized gains	(4,609,887)	—	9,106,025	816,392	—	5,312,530
Unrealized gain (loss)	5,438,645	13,660	(2,288,469)	1,806,263	(56,000)	4,914,099
Fair value, end of period	$522,905,750	$27,094,040	$74,690,084	$25,331,603	$76,000	$650,097,477

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized gains on investments of $11.1 million and $9.4 million, respectively, during the three and six months ended June 30, 2014 were related to portfolio company investments that were still held by the Company as of June 30, 2014. Pre-tax net unrealized gains on investments of $4.4 million and $6.8 million, respectively, during the three and six months ended June 30, 2013 were related to portfolio company investments that were still held by the Company as of June 30, 2013.

The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended June 30, 2014, the Company made investments of approximately $25.8 million in existing portfolio companies to which it was not previously contractually committed to provide the financial support. During the six months ended June 30, 2014, the Company made investments of $0.6 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its qualification as a regulated investment company ("RIC") for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both June 30, 2014 and December 31, 2013, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2014 and December 31, 2013, the Company’s largest single portfolio company investment represented approximately 3.6% and 4.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of June 30, 2014, $482.9 million of the Company's assets were pledged as collateral for the Company's second amended and restated senior secured credit facility (the “Credit Facility”) and $347.9 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of both June 30, 2014 and December 31, 2013, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2014 and December 31, 2013 was approximately $730.7 million and $656.6 million, respectively.

4. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2014 and December 31, 2013:

Issuance/Pooling Date	Maturity Date	Interest Rate as of June 30, 2014	June 30, 2014	December 31, 2013
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
SBA-Guaranteed LMI Debenture:
September 14, 2010	March 1, 2016	2.508%	7,486,003	7,395,211
Credit Facility:
June 26, 2013	September 17, 2017	3.309%	31,255,980	11,221,246
Notes:
March 2, 2012	March 15, 2019	7.000%	69,000,000	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
			$374,131,983	$354,006,457

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
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of June 30, 2014, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. As of June 30, 2014, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of June 30, 2014, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of June 30, 2014 and December 31, 2013 were 4.06% and 4.07%, respectively. As of both June 30, 2014 and December 31, 2013, all SBA-guaranteed debentures were pooled.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the six months ended June 30, 2013 the Company prepaid approximately $20.5 million of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.4 million, respectively.
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of both June 30, 2014 and December 31, 2013, the carrying amounts of the SBA-guaranteed debentures were approximately $193.4 million. As of June 30, 2014 and December 31, 2013, the fair values of the SBA-guaranteed debentures were $205.9 million and $206.6 million, respectively.
Credit Facility
In June 2013, the Company entered into the Credit Facility to provide liquidity in support of its investment and operational activities. The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced the Company's $165.0 million senior secured credit facility entered into in September 2012. The Credit Facility, which matures on September 17, 2017, allows the Company to borrow certain foreign currencies directly under the Credit Facility.
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
As of June 30, 2014, the Company had $31.3 million in borrowings outstanding under the Credit Facility with a weighted average interest rate of 3.3%. Of the $31.3 million in borrowings outstanding under the Credit Facility, United States dollar borrowings were $20.0 million with an interest rate of 2.9% and non-United States dollar borrowings denominated in Canadian dollars were $12.0 million ($11.3 million United States dollars) with an interest rate of 4.0%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2013, the Company had no borrowings in United States dollars and non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($11.2 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.0%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2014 and December 31, 2013, the fair values of the borrowings outstanding under the Credit Facility were $31.3 million and $11.2 million, respectively.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of June 30, 2014, the Company was in compliance with all covenants of the Credit Facility.
Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of both June 30, 2014 and December 31, 2013, the carrying amount of the 2019 Notes was $69.0 million. As of June 30, 2014 and December 31, 2013, the fair values of the 2019 Notes were $71.5 million and $71.6 million, respectively.
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "2022 Notes") and in November 2012, issued $10.5 million of 2022 Notes pursuant to the exercise of an over-allotment option. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of both June 30, 2014 and December 31, 2013, the carrying amount of the 2022 Notes was $80.5 million. As of June 30, 2014 and December 31, 2013, the fair values of the 2022 Notes were $83.0 million and $76.7 million, respectively. The fair values of the 2019 Notes and the 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
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
The following table presents information with respect to the Plan for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	592,173	$23.80	290,198	$18.52
Shares granted during the period	282,630	$26.09	258,410	$28.51
Shares vested during the period	(201,634)	$21.39	(7,455)	$20.12
Unvested shares, end of period	673,169	$25.48	541,153	$23.27

In the three and six months ended June 30, 2014, the Company recognized equity-based compensation expense of approximately $1.5 million and $2.8 million, respectively. In the three and six months ended June 30, 2013, the Company recognized equity-based compensation expense of approximately $1.0 million and $1.7 million, respectively. This expense is included in general and administrative expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2014, there was approximately $14.7 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.4 years.
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
The Company maintains a 401(k) plan in which all full-time employees who are at least 21 years of age are eligible to participate and receive employer contributions. Eligible employees may contribute a portion of their compensation on a pretax basis into the 401(k) plan up to the maximum amount allowed under the Code, and direct the investment of their contributions.
6. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company's portfolio companies. The balance of unused commitments to extend credit as June 30, 2014 and December 31, 2013 was approximately $14.6 million and $4.0 million, respectively. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
The Company may, in the future, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. Since its inception, neither Triangle Capital Corporation nor any of its subsidiaries have been party to any material legal proceedings.

7. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Per share data:
Net asset value at beginning of period	$16.10	$15.30
Net investment income(1)	1.02	1.15
Net realized gain on investments(1)	0.42	0.19
Net unrealized appreciation on investments / foreign currency(1)	(0.10)	0.14
Total increase from investment operations(1)	1.34	1.48
Cash dividends/distributions	(1.38)	(1.08)
Shares issued pursuant to Dividend Reinvestment Plan	0.02	0.02
Stock-based compensation	(0.11)	(0.08)
Loss on extinguishment of debt(1)	—	(0.02)
Provision for taxes(1)	(0.03)	—
Other(2)	0.01	—
Net asset value at end of period	$15.95	$15.62
Market value at end of period(3)	$28.37	$27.51
Shares outstanding at end of period	27,939,795	27,600,250
Net assets at end of period	$445,774,416	$431,092,029
Average net assets	$448,378,127	$426,653,208
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	9.51%	9.49%
Ratio of net investment income to average net assets (annualized)	12.71%	14.77%
Portfolio turnover ratio	15.82%	5.48%
Total return(4)	7.59%	12.16%
Supplemental Data:
Efficiency ratio(5)	20.78%	19.56%

(1)	Weighted average basic per share data.

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

8. SUBSEQUENT EVENTS
In July 2014, the Company invested $22.0 million in subordinated debt of GST AutoLeather, Inc., a global supplier of interior leather to the automotive market. Under the terms of the investment, the subordinated debt bears interest at a rate of 13.0% per annum.
In July 2014, the Company invested $14.0 million in unitranche debt of DLC Acquisition, LLC, a finance and accounting staffing firm. Under the terms of the investment, the unitranche debt bears interest at a rate of LIBOR plus 8.0% per annum.
In July 2014, the Company invested $4.5 million in subordinated debt and equity of DPII Holdings, LLC, a satellite communication business. Under the terms of the investment, the subordinated debt bears interest at a rate of 16.0% per annum.
In July 2014, the Company invested $17.6 million in subordinated debt and equity of CWS Acquisition Corporation, a manufacturer of windows, sliding doors and related products. Under the terms of the investment, the subordinated debt bears interest at a rate of 13.0% per annum.

In July 2014, the Company exited its investments in Snacks Holding Corporation. In connection with the exit, the company received cash proceeds of approximately $14.5 million and recognized capital gains totaling approximately $8.9 million.
In July 2014, the Company borrowed approximately $31.3 million in SBA-guaranteed debentures.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio company assets. Our investments generally range from $5.0 million to $35.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 12.0% and 17.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2014 and December 31, 2013, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 13.8% and 14.1%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 12.2% and 12.8% as of June 30, 2014 and December 31, 2013, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 11.7% and 12.4% as of June 30, 2014 and December 31, 2013, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $736.3 million as of June 30, 2014, as compared to $664.4 million as of December 31, 2013. As of June 30, 2014, we had investments in 86 portfolio companies with an aggregate cost of $727.6 million. As of December 31, 2013, we had investments in 79 portfolio companies with an aggregate cost of $653.8 million. As of both June 30, 2014 and December 31, 2013, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2014 and December 31, 2013, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2014:
Subordinated debt and 2nd lien notes	$587,708,385	81%	$561,884,054	76%
Senior debt and 1st lien notes	50,582,722	7	50,453,283	7
Equity shares	79,946,810	11	113,790,816	15
Equity warrants	9,351,827	1	10,149,000	2
Royalty rights	—	—	—	—
	$727,589,744	100%	$736,277,153	100%
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%

Investment Activity
During the six months ended June 30, 2014, we made eleven new investments totaling approximately $139.1 million, debt investments in eight existing portfolio companies totaling approximately $24.5 million and equity investments in three existing portfolio companies totaling approximately $1.3 million. We had nine portfolio company loans repaid at par of approximately $68.8 million resulting in realized gains totaling approximately $0.8 million and received normal principal repayments and partial loan prepayments totaling approximately $19.8 million in the six months ended June 30, 2014. We converted debt investments in one portfolio company into an equity investment and recognized a net realized loss on such conversion totaling approximately $0.2 million. In addition, we received proceeds related to the sales of certain equity securities totaling approximately $16.4 million and recognized net realized gains on such sales totaling approximately $11.2 million in the six months ended June 30, 2014.

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

Total portfolio investment activity for the six months ended June 30, 2014 and 2013 was as follows:

Six Months Ended June 30, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	137,230,617	10,200,175	16,777,550	632,000	—	164,840,342
Reclassifications	(3,964,597)	(5,963,403)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(5,800,481)	(11,020,560)	—	(16,821,041)
Loan origination fees received	(2,625,648)	(212,778)	—	—	—	(2,838,426)
Principal repayments received	(88,089,399)	(116,058)	—	—	—	(88,205,457)
PIK interest earned	7,369,836	511,468	—	—	—	7,881,304
PIK interest payments received	(5,267,116)	—	—	—	—	(5,267,116)
Accretion of loan discounts	644,575	—	—	—	—	644,575
Accretion of deferred loan origination revenue	1,722,418	61,185	—	—	—	1,783,603
Realized gain	126,617	—	2,055,808	9,571,750	—	11,754,175
Unrealized gain (loss)	269,176	3,929	9,107,693	(11,175,793)	(73,000)	(1,867,995)
Fair value, end of period	$561,884,054	$50,453,283	$113,790,816	$10,149,000	$—	$736,277,153
Weighted average yield on debt investments at end of period(1)						13.8%
Weighted average yield on total investments at end of period(1)						12.2%
Weighted average yield on total investments at end of period						11.7%

(1)	Excludes non-accrual debt investments.

Six Months Ended June 30, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	30,379,497	1,500,000	3,087,324	2,146,000	—	37,112,821
Reclassifications	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(14,193,975)	(1,196,052)	—	(15,390,027)
Loan origination fees received	(621,440)	—	—	—	—	(621,440)
Principal repayments received	(83,973,518)	(12,331,802)	—	—	—	(96,305,320)
PIK interest earned	8,026,105	411,306	—	—	—	8,437,411
PIK interest payments received	(2,666,468)	(507,608)	—	—	—	(3,174,076)
Accretion of loan discounts	765,628	—	—	—	—	765,628
Accretion of deferred loan origination revenue	2,042,069	201,059	—	—	—	2,243,128
Realized gains	(4,609,887)	—	9,106,025	816,392	—	5,312,530
Unrealized gain (loss)	5,438,645	13,660	(2,288,469)	1,806,263	(56,000)	4,914,099
Fair value, end of period	$522,905,750	$27,094,040	$74,690,084	$25,331,603	$76,000	$650,097,477
Weighted average yield on debt investments at end of period(1)						14.8%
Weighted average yield on total investments at end of period(1)						13.3%
Weighted average yield on total investments at end of period						12.9%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2014, the fair value of our non-accrual assets was approximately $4.1 million, which comprised 0.6% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $20.5 million, which comprised 2.8% of the total cost of our portfolio. As of December 31, 2013, the fair value of our non-accrual assets was approximately $7.1 million, which comprised 1.1% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $27.0 million, which comprised 4.1% of the total cost of our portfolio.
Our non-accrual assets as of June 30, 2014 were as follows:
Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. Under the terms of the notes, interest on the notes is payable only if Gerli meets certain covenants, which they were not compliant with as of June 30, 2014. In the six months ended June 30, 2014, we recognized unrealized appreciation on our debt investments in Gerli of approximately $0.1 million. As of June 30, 2014, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $0.8 million.
Minco Technology Labs, LLC
In June 2014, we placed our debt investment in Minco Technology Labs, LLC, or Minco, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Minco for financial reporting purposes. During the six months ended June 30, 2014, we recorded unrealized appreciation of $1.0 million on our debt investment in Minco. As of June 30, 2014, the cost of our debt investment in Minco was $5.5 million and the fair value of such investment was $3.0 million.

Venture Technology Groups, Inc.
In November 2012, we placed our debt investment in Venture Technology Groups, Inc., or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in VTG for financial reporting purposes. During the six months ended June 30, 2014, we recorded unrealized depreciation of $0.1 million on our debt investment in VTG. As of June 30, 2014, the cost of our debt investment in VTG was $5.7 million and the fair value of such investment was $0.3 million.
Xchange Technology Groups, LLC
In March 2013, we placed our debt investment in Xchange Technology Groups, LLC, or XTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in XTG for financial reporting purposes. In October 2013, XTG filed for bankruptcy protection under Canada's Bankruptcy and Insolvency Act and under Chapter 15 of the United States Bankruptcy Code. As of June 30, 2014, the cost of our debt investment in XTG was $5.9 million and the fair value of such investment was zero.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of June 30, 2014, we had debt investments in two portfolio companies (our subordinated notes to DCWV Acquisition Corporation and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of June 30, 2014, the fair value of these debt investments was approximately $4.5 million, or 0.6% of the total fair value of our portfolio and the cost of these assets was approximately $7.2 million, or 1.0% of the total cost of our portfolio. As of December 31, 2013, we had a debt investment in one portfolio company (our subordinated note to FCL Holding SPV, LLC) that was on non-accrual only with respect to PIK interest component of the loan. As of December 31, 2013, the fair value of this debt investment was approximately $9,000 and the cost of this asset was approximately $1.0 million, or 0.2% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended June 30, 2014 and June 30, 2013
Investment Income
For the three months ended June 30, 2014, total investment income was $24.9 million, a 8.5% decrease from $27.3 million of total investment income for the three months ended June 30, 2013. This decrease was primarily attributable to a $2.3 million decrease in total loan interest (including PIK interest), fee and dividend income. The decrease in total loan interest, fee and dividend income was due to a decrease in the weighted average yield on our debt investments from June 30, 2013 to June 30, 2014 and a decrease in non-recurring income of approximately $1.2 million. Non-recurring fee income was $1.6 million for the three months ended June 30, 2014 as compared to $2.8 million for the three months ended June 30, 2013, and non-recurring dividend income was $1.0 million for the three months ended June 30, 2014 as compared to $0.9 million for the three months ended June 30, 2013.
Operating Expenses
For the three months ended June 30, 2014, operating expenses decreased by 6.4% to $10.3 million from $11.0 million for the three months ended June 30, 2013. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the three months ended June 30, 2014, interest and other debt financing fees increased by 3.4% to $5.2 million from $5.0 million for the three months ended June 30, 2013. The increase in interest and other debt financing fees was related to an increase in interest on our Credit Facility of approximately $0.2 million in the three months ended June 30, 2014.
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
For the three months ended June 30, 2014, general and administrative expenses decreased by 14.5% to $5.1 million from $6.0 million for the three months ended June 30, 2013. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) decreased to 20.5% for the three months ended June 30, 2014 from 22.0% for the three months ended June 30, 2013. The decrease in general and administrative expenses in the quarter ended June 30, 2014 was primarily related to decreased cash compensation expense, partially offset by an increase in non-cash compensation expense.
Net Investment Income
As a result of the $2.3 million decrease in total investment income and the $0.7 million decrease in expenses, net investment income decreased by 9.9% to $14.7 million for the three months ended June 30, 2014 as compared to $16.3 million for the three months ended June 30, 2013.
Net Increase in Net Assets Resulting from Operations
In the three months ended June 30, 2014, we realized gains on the sales/repayments of four non-control/non-affiliate investments totaling approximately $11.5 million and a gain relating to the sale of one affiliate investment totaling approximately $0.2 million. In addition, during the three months ended June 30, 2014, we recorded net unrealized depreciation of investments totaling $1.2 million, consisting of net unrealized appreciation on our current portfolio of approximately $9.9 million and net unrealized depreciation reclassification adjustments of $11.1 million related to the realized gains and losses noted above.
In the three months ended June 30, 2013, we realized a gain on the sale of one control investment of approximately $0.7 million, a loss on the sale/repayment of one control investment of approximately $3.0 million, gains on the sales/repayments of two affiliate investments of approximately $6.8 million, a loss on the sale/repayment of one affiliate investment of approximately $3.4 million and gains on the sales of five non-control/non-affiliate investments totaling approximately $2.4 million. In addition, during the three months ended June 30, 2013, we recorded net unrealized depreciation of investments totaling approximately $2.1 million, consisting of net unrealized appreciation on our current portfolio of approximately $4.7 million and net unrealized depreciation reclassification adjustments of $2.6 million million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets resulting from operations was $24.2 million for the three months ended June 30, 2014, an increase of 10.7% from the net increase in net assets resulting from operations of $21.8 million for the three months ended June 30, 2013.
Comparison of six months ended June 30, 2014 and June 30, 2013
Investment Income
For the six months ended June 30, 2014, total investment income was $49.0 million, a 5.3% decrease from $51.7 million of total investment income for the six months ended June 30, 2013. This decrease was primarily attributable to a $2.7 million decrease in total loan interest (including PIK interest), fee and dividend income. The decrease in total loan interest, fee and dividend income was due to a decrease in the weighted average yield on our debt investments from June 30, 2013 to June 30, 2014 and a decrease in non-recurring fee income of approximately $0.2 million, partially offset by an increase in non-recurring dividend income of approximately $1.1 million. Non-recurring fee income was $3.1 million for the six months ended June 30, 2014 as compared to $3.3 million for the six months ended June 30, 2013, and non-recurring dividend income was $2.2 million for the six months ended June 30, 2014 as compared to $1.1 million for the six months ended June 30, 2013.
Operating Expenses
For the six months ended June 30, 2014 operating expenses increased 1.3% to 20.5 million from 20.2 million for the six months ended June 30, 2013. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the six months ended June 30, 2014, interest and other debt financing fees increased by 2.0% to $10.3 million from $10.1 million for the six months ended June 30, 2013. The increase in interest and other debt financing fees was related to an increase in interest in our Credit Facility of approximately $0.2 million in the six months ended June 30, 2014.
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

For the six months ended June 30, 2014, general and administrative expenses increased by 0.6% to $10.2 million from $10.1 million for the six months ended June 30, 2013. In addition, our efficiency ratio was 20.8% and 19.6% for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in general and administrative expenses in the quarter ended June 30, 2014 was primarily related to increased non-cash compensation expense, partially offset by decreased cash compensation expense.
Net Investment Income
As a result of the $2.7 million decrease in total investment income and the $0.3 million increase in expenses, net investment income decreased by 9.5% to $28.5 million for the six months ended June 30, 2014 as compared to net investment income of $31.5 million for the six months ended June 30, 2013.
Net Increase/Decrease in Net Assets Resulting from Operations
In the six months ended June 30, 2014, we realized gains on the sales/repayments of six non-control/non-affiliate investments totaling approximately $12.2 million, a loss relating to the sale of one non-control/non-affiliate investment totaling approximately $0.4 million, a gain on the sale of one affiliate investment totaling approximately $0.2 million and a loss on the restructuring of one control investment of approximately $0.2 million, In addition, during the six months ended June 30, 2014, we recorded net unrealized depreciation of investments totaling $2.7 million, consisting of net unrealized appreciation on our current portfolio of approximately $8.9 million and net unrealized depreciation adjustments of $11.6 million related to the realized gains and losses noted above.
In the six months ended June 30, 2013, we realized a gain on the sale of one control investment of approximately $0.7 million, a loss on the repayment of one control investment of approximately $3.0 million, gains on the sales of three affiliate investments of approximately $8.0 million, a loss on the repayment of one affiliate investment of approximately $3.4 million and gains on the sales of seven non-control/non-affiliate investments totaling approximately $3.0 million. In addition, during the six months ended June 30, 2013, we recorded net unrealized appreciation of investments totaling $3.9 million, consisting of net unrealized appreciation on our current portfolio of approximately $7.7 million and net unrealized depreciation adjustments of $3.9 million related to the realized gains and losses noted above.
During the six months ended June 30, 2013 we recognized a loss on extinguishment of debt of approximately $0.4 million related to prepayments of SBA-guaranteed debentures.
As a result of these events, our net increase in net assets from operations was $36.7 million for the six months ended June 30, 2014, a decrease of 8.9% from the net increase in net assets from operations of $40.3 million for the six months ended June 30, 2013.
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
Cash Flows
For the six months ended June 30, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $53.7 million. During that period, our operating activities used $34.1 million in cash, consisting primarily of new portfolio investments of $164.8 million, partially offset by repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $105.0 million. In addition, financing activities reduced cash by $19.5 million, consisting primarily of cash dividends paid in the amount of $29.0 million and cash distributions of capital gains paid in the amount of $8.0 million, partially offset by borrowings under our credit facility of $20.0 million. As of June 30, 2014, we had $79.6 million of cash and cash equivalents on hand.
For the six months ended June 30, 2013, we experienced a net increase in cash and cash equivalents in the amount of $44.8 million. During that period, our operating activities generated $94.2 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of portfolio investments totaling $111.7 million, partially offset by purchases of portfolio investments of $37.1 million. In addition, financing activities reduced cash by $49.4 million, consisting primarily of cash dividends paid in the amount of $28.2 million and voluntary prepayments of SBA-guaranteed debentures of $20.5 million. As of June 30, 2013, we had $117.1 million of cash and cash equivalents on hand.
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
As of June 30, 2014, Triangle SBIC had issued $118.7 million of SBA-guaranteed debentures and had the current capacity to issue up to the statutory maximum of $150.0 million, subject to SBA approval. As of June 30, 2014, Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2014 was 4.06%. As of June 30, 2014, all SBA-guaranteed debentures were pooled.
In June 2013, we entered into a second amended and restated senior secured credit facility, or Credit Facility, to provide liquidity in support of our investment and operational activities. The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced our $165.0 million senior secured credit facility entered into in September 2012. The Credit Facility, which matures on September 17, 2017, allows us to borrow certain foreign currencies directly under the Credit Facility.
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
As of June 30, 2014, we had $31.3 million in borrowings outstanding under the Credit Facility with a weighted average interest rate of 3.3%. Of the $31.3 million in borrowings outstanding under the Credit Facility, United States dollar borrowings were $20.0 million with an interest rate of 2.9% and non-United States dollar borrowings denominated in Canadian dollars were $12.0 million ($11.3 million United States dollars) with an interest rate of 4.0%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of June 30, 2014 we were in compliance with all covenants of the Credit Facility.
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
Recent Developments
In July 2014, we invested $22.0 million in subordinated debt of GST AutoLeather, Inc., a global supplier of interior leather to the automotive market. Under the terms of the investment, the subordinated debt bears interest at a rate of 13.0% per annum.
In July 2014, we invested $14.0 million in unitranche debt of DLC Acquisition, LLC, a finance and accounting staffing firm. Under the terms of the investment, the unitranche debt bears interest at a rate of LIBOR plus 8.0% per annum.
In July 2014, we invested $4.5 million in subordinated debt and equity of DPII Holdings, LLC, a satellite communication business. Under the terms of the investment, the subordinated debt bears interest at a rate of 16.0% per annum.
In July 2014, we invested $17.6 million in subordinated debt and equity of CWS Acquisition Corporation, a manufacturer of windows, sliding doors and related products. Under the terms of the investment, the subordinated debt bears interest at a rate of 13.0% per annum.
In July 2014, we exited our investments in Snacks Holding Corporation. In connection with the exit, we received cash proceeds of approximately $14.5 million and recognized capital gains totaling approximately $8.9 million.
In July 2014, we borrowed approximately $31.3 million in SBA-guaranteed debentures.
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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%
June 30, 2014	15	31%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
As of June 30, 2014, the fair value of our non-accrual assets was approximately $4.1 million, which comprised approximately 0.6% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $20.5 million, or 2.8% of the total cost of our portfolio.
In addition to our non-accrual assets, as of June 30, 2014, we had debt investments in two portfolio companies (our subordinated notes to DCWV Acquisition Corporation and FCL Holding SPV, LLC) that were on non-accrual only with respect to the PIK interest component of the loans. As of June 30, 2014, the fair value of these debt investments was approximately $4.5 million, or 0.6% of the total fair value of our portfolio and the cost of these assets was approximately $7.2 million, or 1.0% of the total cost of our portfolio.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2014, we were not a party to any hedging arrangements.
As of June 30, 2014, approximately 90.8%, or $579.8 million (at cost), of our debt portfolio investments bore interest at fixed rates and approximately 9.2%, or $58.5 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and all of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of approximately $1.2 million on an annual basis. All of our SBA-guaranteed debentures, our 2019 Notes and our 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of June 30, 2014, we had non-United States dollar borrowings denominated in Canadian dollars of $12.0 million ($11.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.0%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRIANGLE CAPITAL CORPORATION

Date:	August 6, 2014	/s/ Garland S. Tucker, III
Garland S. Tucker, III
Chief Executive Officer and
Chairman of the Board of Directors

Date:	August 6, 2014	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date:	August 6, 2014	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

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