Form 10-Q
period 2014-09-30
Triangle Capital CORP
filed 2014-11-05
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on November 5, 2014 was 32,906,347.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $702,046,342 and $528,021,069 at September 30, 2014 and December 31, 2013, respectively)	$683,606,374	$546,043,946
Affiliate investments (cost of $143,870,717 and $107,418,051 at September 30, 2014 and December 31, 2013, respectively)	146,887,741	107,536,534
Control investments (cost of $17,223,222 and $18,378,665 at September 30, 2014 and December 31, 2013, respectively)	11,128,000	10,792,709
Total investments at fair value	841,622,115	664,373,189
Cash and cash equivalents	84,012,141	133,304,346
Interest and fees receivable	4,491,235	5,255,760
Prepaid expenses and other current assets	643,796	831,544
Deferred financing fees	10,639,376	11,063,716
Property and equipment, net	97,757	60,525
Total assets	$941,506,420	$814,889,080
Liabilities:
Accounts payable and accrued liabilities	$3,800,689	$7,493,928
Interest payable	1,089,844	3,017,645
Taxes payable	428,033	1,064,544
Deferred income taxes	3,751,194	3,514,376
Borrowings under credit facility	10,754,616	11,221,246
Notes	149,500,000	149,500,000
SBA-guaranteed debentures payable	224,732,468	193,285,211
Total liabilities	394,056,844	369,096,950
Commitments and contingencies (Note 6)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 32,906,347 and 27,697,483 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	32,906	27,697
Additional paid in capital	540,704,815	409,042,893
Investment income in excess of distributions	13,283,742	8,610,735
Accumulated realized gains	17,826,437	20,665,371
Net unrealized appreciation (depreciation)	(24,398,324)	7,445,434
Total net assets	547,449,576	445,792,130
Total liabilities and net assets	$941,506,420	$814,889,080
Net asset value per share	$16.64	$16.10

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$17,482,268	$19,933,576	$51,282,601	$56,817,499
Affiliate investments	3,436,198	2,710,338	9,812,581	8,919,819
Control investments	139,742	50,334	928,937	145,899
Total loan interest, fee and dividend income	21,058,208	22,694,248	62,024,119	65,883,217
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,087,464	3,591,182	9,489,524	10,076,655
Affiliate investments	668,201	942,609	2,135,374	2,882,719
Control investments	—	6,058	12,071	17,886
Total payment-in-kind interest income	3,755,665	4,539,849	11,636,969	12,977,260
Interest income from cash and cash equivalent investments	61,897	81,071	193,393	176,774
Total investment income	24,875,770	27,315,168	73,854,481	79,037,251
Operating expenses:
Interest and other financing fees	5,292,967	4,997,620	15,591,022	15,098,655
General and administrative expenses	4,166,165	5,537,980	14,345,132	15,653,640
Total operating expenses	9,459,132	10,535,600	29,936,154	30,752,295
Net investment income	15,416,638	16,779,568	43,918,327	48,284,956
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	5,231,548	1,006,339	16,966,024	4,013,789
Affiliate investments	(200,000)	17,811	28,252	4,613,810
Control investments	—	—	(208,553)	(2,290,919)
Net realized gains (losses)	5,031,548	1,024,150	16,785,723	6,336,680
Net unrealized appreciation (depreciation):
Investments	(29,639,438)	4,892,807	(32,310,388)	8,776,148
Foreign currency borrowings	501,364	(11,274)	466,630	(11,274)
Net unrealized appreciation (depreciation)	(29,138,074)	4,881,533	(31,843,758)	8,764,874
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	(24,106,526)	5,905,683	(15,058,035)	15,101,554
Loss on extinguishment of debt	—	—	—	(412,673)
Benefit (provision) for taxes	(122,439)	486,413	(975,782)	466,110
Net increase (decrease) in net assets resulting from operations	$(8,812,327)	$23,171,664	$27,884,510	$63,439,947
Net investment income per share—basic and diluted	$0.51	$0.61	$1.53	$1.75
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$(0.29)	$0.84	$0.97	$2.30
Dividends/distributions paid per share:
Regular quarterly dividends/distributions	$0.54	$0.54	$1.62	$1.62
Supplemental dividends/distributions	0.05	—	0.35	—
Total dividends/distributions	$0.59	$0.54	$1.97	$1.62

Weighted average number of shares outstanding—basic and diluted	30,412,036	27,619,464	28,718,753	27,541,442

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation(Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2012	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
Net investment income	—	—	—	48,284,956	—	—	48,284,956
Stock-based compensation	—	—	2,817,267	—	—	—	2,817,267
Realized gain (loss) on investments	—	—	—	—	6,336,680	(3,613,847)	2,722,833
Net unrealized gains on investments / foreign currency	—	—	—	—	—	12,378,721	12,378,721
Loss on extinguishment of debt	—	—	—	(412,673)	—	—	(412,673)
Tax benefit	—	—	—	466,110	—	—	466,110
Dividends / distributions	84,058	84	2,362,204	(44,689,241)	—	—	(42,326,953)
Issuance of restricted stock	309,430	309	(309)	—	—	—	—
Balance, September 30, 2013	27,678,286	$27,678	$408,501,259	$10,432,313	$8,309,620	$13,994,635	$441,265,505

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2013	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
Net investment income	—	—	—	43,918,327	—	—	43,918,327
Stock-based compensation	—	—	4,334,437	—	—	—	4,334,437
Realized gain (loss) on investments	—	—	—	—	16,785,723	(15,977,182)	808,541
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(15,866,576)	(15,866,576)
Provision for taxes	—	—	—	(975,782)	—	—	(975,782)
Dividends / distributions	80,002	80	2,119,268	(38,269,538)	(19,624,657)	—	(55,774,847)
Public offering of common stock	4,945,000	4,945	127,816,432	—	—	—	127,821,377
Issuance of restricted stock	282,630	282	(282)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(98,768)	(98)	(2,607,933)	—	—	—	(2,608,031)
Balance, September 30, 2014	32,906,347	$32,906	$540,704,815	$13,283,742	$17,826,437	$(24,398,324)	$547,449,576

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$27,884,510	$63,439,947
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(345,617,501)	(112,405,369)
Repayments received/sales of portfolio investments	154,891,195	210,113,002
Loan origination and other fees received	5,669,609	1,221,431
Net realized gain on investments	(16,785,723)	(6,336,680)
Net unrealized depreciation (appreciation) on investments	32,073,570	(10,213,928)
Net unrealized depreciation (appreciation) on foreign currency borrowings	(466,630)	11,274
Deferred income taxes	236,818	1,437,780
Payment-in-kind interest accrued, net of payments received	(3,965,352)	(1,459,624)
Amortization of deferred financing fees	1,225,815	1,154,021
Loss on extinguishment of debt	—	412,673
Accretion of loan origination and other fees	(2,705,077)	(3,447,435)
Accretion of loan discounts	(809,647)	(1,144,867)
Accretion of discount on SBA-guaranteed debentures payable	137,257	134,310
Depreciation expense	33,412	30,417
Stock-based compensation	4,334,437	2,817,267
Changes in operating assets and liabilities:
Interest and fees receivable	764,525	(1,235,105)
Prepaid expenses and other current assets	187,748	(382,869)
Accounts payable and accrued liabilities	(3,693,239)	723,138
Interest payable	(1,927,801)	(2,063,979)
Taxes payable	(636,511)	(3,170,740)
Net cash provided by (used in) operating activities	(149,168,585)	139,634,664
Cash flows from investing activities:
Purchases of property and equipment	(70,644)	(29,056)
Net cash used in investing activities	(70,644)	(29,056)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	31,310,000	—
Repayments of SBA-guaranteed debentures payable	—	(20,500,000)
Borrowings under credit facility	20,000,000	11,625,654
Repayments of credit facility	(20,000,000)	—
Financing fees paid	(801,475)	(684,294)
Proceeds from public stock offerings, net of expenses	127,821,377	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,608,031)	—
Cash dividends/distributions paid	(55,774,847)	(42,326,953)
Net cash provided by (used in) financing activities	99,947,024	(51,885,593)
Net increase (decrease) in cash and cash equivalents	(49,292,205)	87,720,015
Cash and cash equivalents, beginning of period	133,304,346	72,300,423
Cash and cash equivalents, end of period	$84,012,141	$160,020,438
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,625,243	$15,374,816
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$2,119,348	$2,362,288

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,843,054	$12,642,741	$12,642,741
		Common Units (1,250 units)		1,250,000	2,030,000
			12,843,054	13,892,741	14,672,741

AGM Automotive, LLC (5%)*	Auto Industry Interior Components Supplier	Subordinated Note (10% Cash, 3% PIK, Due 07/19)	25,388,779	24,924,531	24,924,531
		Class A Units (1,500 units)		1,500,000	2,722,000
			25,388,779	26,424,531	27,646,531

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	23,000,000	22,664,267	22,664,267
		Class A Units (2,129,032 units)		2,129,032	2,619,000
			23,000,000	24,793,299	25,283,267

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,211,000
				516,867	1,211,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,471,632	13,276,873	13,276,873
		Common Stock (138 shares)		1,300,000	1,702,000
			13,471,632	14,576,873	14,978,873

BFN Operations LLC (3%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 11/17)	18,089,153	17,791,902	17,791,902
			18,089,153	17,791,902	17,791,902

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	240,000
				237,301	240,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,128,579	11,904,533	11,904,533
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,128,579	12,904,533	12,904,533

Capital Contractors, Inc. (1%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,711,658	9,504,794	8,271,000
		Common Stock Warrants (20 shares)		492,000	—
			9,711,658	9,996,794	8,271,000

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	510,000
				119,735	510,000

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	10,000,000	9,954,510	9,954,510
		Class A Units (22,561 units)		906,604	2,276,000
			10,000,000	10,861,114	12,230,510

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,287,784	15,287,784
		Preferred Stock (900 shares)		900,000	937,000
		Common Stock (1,000,000 shares)		100,000	—
			15,505,583	16,287,784	16,224,784

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (8% Cash, 6% PIK Due 04/15)	10,130,411	10,119,749	10,119,749
		Warrant (263 shares)		276,100	115,000
			10,130,411	10,395,849	10,234,749

CRS Reprocessing, LLC (3%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	12,441,321	12,066,015	9,723,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	13,720,445	12,705,812	5,236,000
		Series C Preferred Units (30 units)		288,342	—
		Common Unit Warrant (664 units)		1,759,556	—
		Series D Preferred Units (16 units)		107,074	—
		Series E Preferred Units (5 units)		31,651	—
			26,161,766	26,958,450	14,959,000

CWS Acquisition Corp. (3%)*	Manufacturer of Custom Windows and Sliding Doors	Subordinated Note (11% Cash, 2% PIK, Due 01/20)	16,155,456	15,883,197	15,883,197
		1,500,000 Class A Units		1,500,000	1,500,000
			16,155,456	17,383,197	17,383,197

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 12/18)	$8,000,000	$7,860,551	$7,860,551
		Common Units (45,492 units)		500,000	558,000
			8,000,000	8,360,551	8,418,551

DataSource Incorporated (1%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	4,840,296	4,726,852	4,726,852
		Common Units (47 units)		1,000,000	760,000
			4,840,296	5,726,852	5,486,852

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 5% PIK, Due 09/17) (5)	6,449,894	6,161,147	3,101,000
			6,449,894	6,161,147	3,101,000

DialogDirect, Inc. (4%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	23,964,075	23,638,406	23,638,406
			23,964,075	23,638,406	23,638,406

DLC Acquisition, LLC (4%)*	Staffing Firm	Senior Note (10% Cash, Due 07/19)	21,750,000	21,296,593	21,296,593
			21,750,000	21,296,593	21,296,593

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	15,000
				—	15,000

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,200,203	7,086,123	7,086,123
		Preferred series A Units (600,000 units)		600,000	302,000
			7,200,203	7,686,123	7,388,123

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,302,345	7,182,296	7,182,296
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	1,335,000
			7,302,345	8,961,984	8,517,296

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	447,000
				285,000	447,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,877,718	7,738,817	7,738,817
		Common Units (1,000,000 units)		1,000,000	902,000
			7,877,718	8,738,817	8,640,817

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (8% Cash, 6% PIK, Due 08/18)	11,511,916	11,329,004	11,329,004
			11,511,916	11,329,004	11,329,004

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,527,509	8,427,334	4,780,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,527,509	8,677,334	4,780,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17)	11,792,518	11,792,518	9,705,000
			11,792,518	11,792,518	9,705,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	74,000
				500,000	74,000

Grindmaster-Cecilware Corp. (1%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	7,414,076	7,400,564	7,400,564
			7,414,076	7,400,564	7,400,564

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,100,222	21,670,860	21,670,860
			22,100,222	21,670,860	21,670,860

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Subordinated Note (19% Cash, Due 11/18)	2,992,500	2,968,322	2,968,322
		Subordinated Note (14% Cash, Due 11/18)	3,277,500	3,067,445	3,067,445
		Unit Purchase Warrant (7,817 units)		295,800	643,000
			6,270,000	6,331,567	6,678,767

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Hickman's Egg Ranch, Inc. (3%)*	Egg Producer	Subordinated Note (12% Cash, 1% PIK, Due 06/19)	$15,042,961	$14,754,126	$14,754,126
			15,042,961	14,754,126	14,754,126

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	Limited Partnership Interest		714,895	754,000
				714,895	754,000

Huron, Inc. (2%)*	Manufacturer for Automotive Industry	Subordinated Note (10% Cash, 3% PIK, Due 08/18)	13,750,964	13,685,848	13,685,848
			13,750,964	13,685,848	13,685,848

Infrastructure Corporation of America, Inc. (2%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,363,391	10,061,986	10,061,986
		Common Stock Purchase Warrant (487,877 shares)		2,411,000	2,238,000
			11,363,391	12,472,986	12,299,986

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	8,550,095	8,401,566	8,401,566
		Membership Interest Purchase Warrant (3.0%)		853,500	1,003,000
			8,550,095	9,255,066	9,404,566

IOS Acquisitions, Inc. (4%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 3.5% PIK, Due 06/18)	20,038,626	19,749,051	19,749,051
		Common Units (7,314 Class A Units)		1,699,847	1,830,000
			20,038,626	21,448,898	21,579,051

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,702,313	14,507,990	14,507,990
		Class A Common Units (1,268 units)		118,110	118,110
		Class A Preferred Units (132 units)		131,890	168,000
			14,702,313	14,757,990	14,794,100

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		58,995	2,673,000
				58,995	2,673,000

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,220,000
		Common Units (30,000 units)		30,000	4,296,000
				1,500,000	6,516,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	8,000,000	7,924,431	7,924,431
		Membership Units (1,216,204 units)		1,176,957	1,923,000
			8,000,000	9,101,388	9,847,431

Micross Solutions LLC (2%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,997,983	10,878,880	10,878,880
		Class A-2 Common Units (1,580,559 units)		1,580,599	1,431,000
			10,997,983	12,459,479	12,309,880

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	6,184,671	5,484,627	3,000,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			6,184,671	5,988,534	3,000,000

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,918,000
				2,000,000	1,918,000

On Event Services, LLC (2%)*	Equipment Rentals to Conference Venues and Live Events	Subordinated Note (10% Cash, 2% PIK, Due 01/19)	9,895,720	9,724,199	9,724,199
			9,895,720	9,724,199	9,724,199

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,277,164	18,924,761	18,924,761
		Series A Preferred Stock (3,980 shares)		3,980,000	3,980,000
		Class A Common Stock (80,000 shares)		20,000	20,000
			19,277,164	22,924,761	22,924,761

Performance Health & Wellness Holdings, Inc. (2%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	6,718,681	6,568,660	6,631,000
		Class A Limited Partnership Units (15,000 units)		1,500,000	2,253,000
			6,718,681	8,068,660	8,884,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
PetroLiance, LLC (3%)*	Lubricant, Fuel and Ancillary Products Distributor	Subordinated Note (12% Cash, 0.5% PIK, Due 08/19)	$12,045,575	$11,829,867	$11,829,867
		Class A Units (1,142,857 Units)		1,200,000	2,117,000
			12,045,575	13,029,867	13,946,867

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	7,254,113	6,613,149	3,456,000
		Common Unit Purchase Warrants		590,200	—
			7,254,113	7,203,349	3,456,000

Sheplers, Inc. (2%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,634,079	8,634,079
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,545,735	4,507,387	4,507,387
			13,295,735	13,141,466	13,141,466

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		742,036	742,036
				742,036	742,036

Specialized Desanders, Inc. (4%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,864,548	14,990,211
		LLP Units (2,000,000 units)		1,937,421	6,413,000
			16,110,043	17,801,969	21,403,211

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	949,000
				20,000	949,000

TACH Holdings, Inc. (f/k/a Trinity Consultants Holdings, Inc.) (3%)*	Air Quality Consulting Services	Subordinated Note (10% Cash, 3% PIK, Due 08/20)	15,058,750	14,931,328	14,931,328
		Series A1 Preferred Stock (10,000 units)		—	101,000
		Common Stock (50,000 units)		50,000	911,000
			15,058,750	14,981,328	15,943,328

Tate's Bake Shop (2%)*	Producer of Gourmet Cookies and Other Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,028,333	9,828,333	9,828,333
		Limited Partnership Investment		999,000	999,000
			10,028,333	10,827,333	10,827,333

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09./19)	15,003,750	14,703,750	14,703,750
		Limited Partnership Units (500,000 units)		500,000	500,000
			15,003,750	15,203,750	15,203,750

The Cook & Boardman Group, LLC (3%)*	Specialty Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,018,472	13,738,472	13,738,472
		Class A Units (1,400,000 units)		1,400,000	1,400,000
			14,018,472	15,138,472	15,138,472

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,119,000
				638,260	3,119,000

Tomich Brothers, LLC (0%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (9.5% Cash, 5.5% PIK, Due 04/16) (6)	13,206,424	12,807,836	2,713,000
			13,206,424	12,807,836	2,713,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		402,828	1,647,000
				402,828	1,647,000

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,805,264	12,167,196	12,167,196
		Class A Common Stock (177,935 shares)		1,999,989	820,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,000
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	195,000
			12,805,264	15,142,626	13,319,196

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Units (90,000 units)		900,000	1,050,000
		Common Units (10,000 units)		100,000	—
				1,000,000	1,050,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Water Pik, Inc. (2%)*	Branded Oral Health and Replacement Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$8,842,105	$8,532,464	$8,532,464
			8,842,105	8,532,464	8,532,464

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Second Lien Term Loan (11% Cash, Due 06/20)	9,500,000	9,292,656	9,292,656
		Class A Units (2,000 units)		2,000,000	2,000,000
			9,500,000	11,292,656	11,292,656

Workforce Software, LLC (0%)*	Software Provider	Member Units		232,799	423,539
				232,799	423,539

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	2,266,000
				3,000,000	2,266,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,250,783	20,293,188	20,293,188
			20,250,783	20,293,188	20,293,188

Subtotal Non–Control / Non–Affiliate Investments			659,528,759	702,046,342	683,606,374

Affiliate Investments:
All Aboard America! Holdings Inc. (3%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	14,521,761	14,316,791	14,316,791
		Membership Units in LLC		2,185,492	2,185,492
			14,521,761	16,502,283	16,502,283

American De-Rosa Lamparts, LLC and Hallmark Lighting (1%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/16)	7,048,880	7,031,220	7,031,220
		Membership Units (8,364 units)		620,653	762,000
			7,048,880	7,651,873	7,793,220

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		1,486	2,394
		Class B Units (496 units)		—	1,272
				1,486	3,666

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 5.8% PIK, Due 03/15)	7,893,962	7,893,960	7,893,960
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	652,967	652,967	612,000
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	146,000
		Membership Unit Warrants (356,506 units)		—	—
			8,546,929	9,055,130	8,651,960

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (9.5% Cash, Due 02/20)	16,872,635	16,709,837	16,709,837
		Class A Units (80,000 units)		737,468	701,000
			16,872,635	17,447,305	17,410,837

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	10,779,200	10,688,443	9,944,000
		Common Stock (84 shares)		502,320	—
			10,779,200	11,190,763	9,944,000

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,417,996	3,354,930	3,354,930
		Class A Membership Interest (17,308 units)		1,107,692	1,107,692
			3,417,996	4,462,622	4,462,622

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

Frank Entertainment Group, LLC (2%)*	Movie Theatre and Family Entertainment Complex Owner and Operator	Senior Note (10% Cash, 3.8% PIK, Due 06/18)	7,141,319	7,013,285	7,013,285
		Redeemable Preferred Units (10.5% Cash)		3,368,000	3,368,000
		Class A Common Units		1,000,000	1,000,000
		Class A Common Warrants		632,000	632,000
			7,141,319	12,013,285	12,013,285

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Main Street Gourmet, LLC (0%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	$758,950	$749,451	$749,451
		Preferred Units (233 units)		211,867	325,000
		Common B Units (3,000 units)		23,140	958,000
		Common A Units (1,652 units)		14,993	528,000
			758,950	999,451	2,560,451

PartsNow!, LLC (1%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17) (6)	12,076,796	11,487,784	6,967,000
		Member Units (1,500,000 units)		1,500,000	—
		Royalty Rights		—	—
			12,076,796	12,987,784	6,967,000

Plantation Products (3%)*	Seed Manufacturing	Series A Preferred Stock (4,312 shares)		4,312,000	5,331,000
		Class A Common Stock (352,000 shares)		88,000	12,960,000
				4,400,000	18,291,000

Playhaven, LLC (4%)*	Mobile Game Advertising Network	Senior Note (9.5% Cash, 2.5% PIK, Due 09/19)	21,778,697	20,523,072	20,523,072
		Class A Common Units (999,999 units)		869,999	869,999
		Class C Common Units (1 unit)		5,001	5,001
			21,778,697	21,398,072	21,398,072

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	460,000
				563,602	460,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	10,561,535	10,508,345	10,508,345
		Common Units (50 units)		500,000	215,000
			10,561,535	11,008,345	10,723,345

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (6)	7,969,370	5,703,715	96,000
		Class A Units (1,000,000 units)		1,000,000	—
			7,969,370	6,703,715	96,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,675,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,675,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,935,000
				—	7,935,000

Subtotal Affiliate Investments			121,474,068	143,870,717	146,887,741

Control Investments:
Buckingham SRC, Inc. (0%)*	Specialty Chemical Manufacturer	Subordinated Note (10.8% Cash, 0.25% PIK, Due 12/14) (6)	2,160,348	250,000	—
		Common Stock Purchase Warrants		123,800	—
			2,160,348	373,800	—

FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (0%)*	Commercial Printing Services	Senior Note-FCL (4.7% Cash, Due 09/16)	1,215,271	1,215,271	931,000
		Senior Note-FCL (7.8% Cash, 2% PIK, Due 09/16) (5)	1,213,623	1,207,439	—
		Senior Note-SPV (1.9% Cash, 5.2% PIK, Due 09/16) (6)	1,110,990	1,007,272	—
		Members Interests-SPV (299,875 units)		—	—
			3,539,884	3,429,982	931,000

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	484,110	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	4,043,682	3,000,000	789,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,527,792	4,491,440	1,164,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
SRC, Inc. (2%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		$8,928,000	$9,033,000
				8,928,000	9,033,000

Subtotal Control Investments			$10,228,024	17,223,222	11,128,000

Total Investments, September 30, 2014 (153%)*			$791,230,851	$863,140,281	$841,622,115

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

(5)	PIK non-accrual investment

(6)	Non-accrual investment

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,698,065	$12,475,194	$12,475,194
		Common Units (1,250 units)		1,250,000	1,398,000
			12,698,065	13,725,194	13,873,194

Ambient Air Corporation (0%)*	Specialty Trade Contractors	Subordinated Note (0% Cash, 8% PIK, Due 06/20)	473,958	66,993	200,000
			473,958	66,993	200,000

Applied-Cleveland Holdings, Inc. (4%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	18,000,000	17,700,961	17,700,961
		Class A Units (2,000,000 units)		2,000,000	2,000,000
			18,000,000	19,700,961	19,700,961

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,076,000
				516,867	1,076,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,269,023	13,044,644	13,044,644
		Common Stock (138 shares)		1,300,000	1,406,000
			13,269,023	14,344,644	14,450,644

Berry Family Nursery Operations LLC (4%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 3% PIK, Due 11/17)	17,549,583	17,199,583	17,199,583
			17,549,583	17,199,583	17,199,583

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	580,603
				237,301	580,603

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,565,598	9,248,522	9,248,522
		Common Stock Warrants (20 shares)		492,000	361,000
			9,565,598	9,740,522	9,609,522

Carepoint Resources, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	23,514,505	23,139,305	23,139,305
			23,514,505	23,139,305	23,139,305

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	2,266,000
				119,735	2,266,000

Chromaflo Technologies Parent LP (3%)*	Colorant Manufacturer and Distributor	Subordinated Note (8.3% Cash, Due 06/20)	10,000,000	9,950,000	9,950,000
		Class A Units (22,561 units)		—	2,239,000
			10,000,000	9,950,000	12,189,000

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,254,660	15,254,660
		Preferred Stock (900 shares)		900,000	981,000
		Common Stock (1,000,000 shares)		100,000	225,000
			15,505,583	16,254,660	16,460,660

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (14% Cash, Due 9/14)	9,825,000	9,722,773	9,176,000
		Warrant (263 shares)		276,100	—
			9,825,000	9,998,873	9,176,000

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	12,009,198	11,884,003	11,884,003
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,243,893	12,376,217	12,376,217
		Series C Preferred Units (30 units)		288,342	443,000
		Common Unit Warrant (664 units)		1,759,556	2,755,000
		Series D Preferred Units (16 units)		107,074	175,000
		Series E Preferred Units (5 units)		31,651	48,000
			25,253,091	26,446,843	27,681,220

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Senior Note (10% Cash, Due 12/18)	8,000,000	7,840,000	7,840,000
		Common Units (45,492 units)		500,000	500,000
			8,000,000	8,340,000	8,340,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	$8,759,661	$8,625,671	$8,625,671
		Common Units (47 units)		1,000,000	965,000
			8,759,661	9,625,671	9,590,671

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,241,435	6,145,145	4,505,000
			6,241,435	6,145,145	4,505,000

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,093,094	6,963,005	6,963,005
		Preferred series A Units (600,000 units)		600,000	594,000
			7,093,094	7,563,005	7,557,005

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,084,528	6,947,215	6,947,215
		Common Stock (18,029 shares)		183,562	6,000
		Preferred Stock A (1,596 shares)		1,596,126	1,794,000
			7,084,528	8,726,903	8,747,215

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	309,000
				285,000	309,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,761,041	7,606,041	7,606,041
		Common Units (1,000,000 units)		1,000,000	1,000,000
			7,761,041	8,606,041	8,606,041

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,691,706	5,627,061	5,627,061
			5,691,706	5,627,061	5,627,061

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (8% Cash, 6% PIK, Due 08/18)	7,161,823	7,027,585	7,027,585
			7,161,823	7,027,585	7,027,585

Frontstreet Facility Solutions, Inc. (2%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,336,414	8,220,061	6,887,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,336,414	8,470,061	6,887,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (11% Cash, 5% PIK, Due 05/17)	10,922,109	10,902,440	10,902,440
			10,922,109	10,902,440	10,902,440

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	285,000
				500,000	285,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	7,085,108	7,052,652	7,052,652
			7,085,108	7,052,652	7,052,652

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 11/18)	3,150,000	3,104,786	3,104,786
		Subordinated Note (14% Cash, Due 11/18)	3,450,000	3,185,408	3,185,408
		Unit Purchase Warrant (7,817 units)		295,800	672,000
			6,600,000	6,585,994	6,962,194

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,192,490	9,708,459	9,708,459
		Common Stock Purchase Warrant (417,593 shares)		2,411,000	2,257,000
			11,192,490	12,119,459	11,965,459

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.0% PIK, Due 12/16)	8,363,431	8,174,163	8,174,163
		Membership Interest Purchase Warrant (3.0%)		853,500	1,254,000
			8,363,431	9,027,663	9,428,163

IOS Acquisitions, Inc. (5%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 3.5% PIK, Due 06/18)	19,502,372	19,168,757	19,168,757
		Common Units (7,314 Class A Units)		1,699,847	1,231,000
			19,502,372	20,868,604	20,399,757

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		$58,995	$1,820,000
				58,995	1,820,000

Magpul Industries Corp. (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,006,000
		Common Units (30,000 units)		30,000	7,839,000
				1,500,000	9,845,000

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.5% Cash, 2% PIK, Due 05/17)	$12,000,000	11,787,615	12,000,000
			12,000,000	11,787,615	12,000,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,219,009	8,159,092	8,159,092
		Membership Units (1,216,204 units)		1,176,957	1,416,000
			8,219,009	9,336,049	9,575,092

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,832,577	10,695,361	10,695,361
		Class A-2 Common Units (1,580,559 units)		1,580,599	1,190,000
			10,832,577	12,275,960	11,885,361

Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	5,830,856	5,473,436	1,994,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,830,856	5,977,343	1,994,000

My Alarm Center, LLC (3%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 04/19)	10,329,382	10,250,068	10,329,382
		Preferred Units (2,000,000 units)		2,000,000	2,079,000
			10,329,382	12,250,068	12,408,382

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,161,867	12,993,721	12,993,721
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,440,000
			13,161,867	14,493,721	14,433,721

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)	7,310,361	6,861,977	6,861,977
		Common Unit Purchase Warrants		590,200	1,131,000
			7,310,361	7,452,177	7,992,977

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,602,331	8,602,331
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,315,809	4,266,459	4,266,459
			13,065,809	12,868,790	12,868,790

Snacks Holding Corporation (2%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 05/20)	5,030,893	4,995,166	4,995,166
		Preferred A Units (22,368 units)		1,053,897	2,485,000
		Preferred B Units (10,380 units)		25,337	201,000
		Common Units (190,935 units)		150,000	1,471,000
		Common Stock Warrants (14,558 shares)		14,558	160,000
			5,030,893	6,238,958	9,312,166

Specialized Desanders, Inc. (3%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Notes (12% Cash, 2% PIK, Due 03/19)	11,695,386	11,470,508	11,065,626
		Class C Common Stock (2,000,000 shares)		1,937,421	1,870,208
			11,695,386	13,407,929	12,935,834

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	406,000
				20,000	406,000

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

The Krystal Company (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		—	1,709,000
				—	1,709,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	$4,250,000	$4,095,611	$4,095,611
		Unit Purchase Warrant (316,858 units)		195,000	577,000
			4,250,000	4,290,611	4,672,611

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (5% Cash, 10% PIK, Due 04/16)	12,315,529	12,133,908	10,622,000
			12,315,529	12,133,908	10,622,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		402,828	1,296,828
				402,828	1,296,828

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2% PIK, Due 04/19)	8,327,070	8,207,084	8,207,084
		Series A Preferred Stock (10,000 units)		785,775	968,000
		Common Stock (50,000 units)		50,000	819,000
			8,327,070	9,042,859	9,994,084

TrustHouse Services Group, Inc. (0%)*	Food Management Services	Class A Units (1,557 units)		69,302	242,996
		Class B Units (82 units)		3,647	8,794
		Class E Units (838 units)		101,532	139,628
				174,481	391,418

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,123,339	9,381,255	9,381,255
		Class A Common Stock (177,935 shares)		1,999,989	1,198,001
		Class A-1 Common Stock (18,818 shares)		137,324	137,324
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	262,000
			10,123,339	12,356,685	10,978,580

United Retirement Plan Consultants, Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 4% PIK, Due 09/16)	12,847,956	12,686,503	12,686,503
		Preferred A Units (90,000 units)		900,000	835,000
		Common Units (10,000 units)		100,000	—
			12,847,956	13,686,503	13,521,503

Water Pik, Inc. (2%)*	Branded Oral Health and Replacement Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	10,000,000	9,665,563	9,665,563
			10,000,000	9,665,563	9,665,563

Workforce Software, LLC (5%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,238,689	7,238,689
		Class B Preferred Units (1,020,000 units)		1,020,000	1,256,000
		Class C Preferred Units (624,253 units)		1,250,000	2,764,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	9,778,000
			8,000,000	10,460,989	21,036,689

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,264	19,973,542	19,973,542

		Common Points (3,000 points)		3,000,000	2,338,000
			20,198,264	22,973,542	22,311,542

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15) (6)	6,527,677	5,904,000	—
		Royalty Rights		—	—
			6,527,677	5,904,000	—

Yellowstone Landscape Group, Inc. (5%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,181,603	20,191,788	20,191,788
			20,181,603	20,191,788	20,191,788

Subtotal Non–Control / Non–Affiliate Investments			495,697,196	528,021,069	546,043,946

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	8,897,392	8,765,737	8,765,737
		Convertible Preferred Interest in LLC		1,500,000	1,002,000
			8,897,392	10,265,737	9,767,737

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 06/16)	$6,839,436	$6,815,257	$6,815,257
		Membership Units (8,364 units)		620,653	39,000
			6,839,436	7,435,910	6,854,257

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		156,953	253,004
		Class B Units (496 units)		—	134,381
				156,953	387,385

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/14)	6,633,027	6,633,025	6,633,025
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	643,147	643,147	606,000
		Subordinated Note (7% Cash, Due 03/14)	941,798	941,798	786,000
		Membership Units (1,000,000 units)		8,203	725,000
		Options to Purchase Membership Units (342,407 units)		500,000	227,000
		Membership Unit Warrants (356,506 units)		—	—
			8,217,972	8,726,173	8,977,025

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,976,227	8,883,334	8,883,334
		Class A Units (80,000 units)		800,000	694,000
			8,976,227	9,683,334	9,577,334

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,457,673	10,327,229	10,327,229
		Common Stock (84 shares)		502,320	213,000
			10,457,673	10,829,549	10,540,229

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	1,555,000
				1,000,000	1,555,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Notes (12% Cash, 4.5% PIK, Due 10/16)	4,528,839	4,482,393	4,482,393
		Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	1,056,922	1,044,922	1,044,922
		Preferred Units (233 units)		211,867	303,000
		Common B Units (3,000 units)		23,140	440,000
		Common A Units (1,652 units)		14,993	242,000
			5,585,761	5,777,315	6,512,315

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,455,962	11,285,587	11,285,587
		Member Units (1,000,000 units)		1,000,000	1,351,000
		Royalty Rights		—	73,000
			11,455,962	12,285,587	12,709,587

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	—
		Common Unit Warrants (2,220 units)		—	—
				200,000	—

Plantation Products (5%)*	Seed Manufacturing	Subordinated Notes (12% Cash, 2% PIK, Due 11/17)	14,591,557	14,423,858	14,423,858
		Series A Preferred Stock (4,312 shares)		4,312,000	5,033,000
		Class A Common Stock (352,000 shares)		88,000	4,241,000
			14,591,557	18,823,858	23,697,858

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops International (1%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	6,208,545	6,179,807	6,179,807
		Common Units (50 units)		500,000	—
			6,208,545	6,679,807	6,179,807

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (5)	7,038,134	5,703,715	411,000
		Class A Units (1,000,000 units)		1,000,000	—
			7,038,134	6,703,715	411,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		$2,251,100	$—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,482,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,482,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (74,764 units)		1,500,000	6,500,000
		Common Unit Purchase Warrants (25,065 units)		301,510	1,915,000
				1,801,510	8,415,000

Subtotal Affiliate Investments			$88,268,659	107,418,051	107,536,534

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (4.8% Cash, Due 09/16)	1,271,233	1,271,233	1,271,233
		Senior Note-FCL (7.8% Cash, 2% PIK, Due 09/16)	1,195,370	1,195,368	1,062,000
		Senior Note-SPV (2.0% Cash, 5.3% PIK, Due 09/16) (5)	1,064,061	1,007,272	9,000
		Members Interests-SPV (299,875 units)		—	—
			3,530,664	3,473,873	2,342,233

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	439,358	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	3,793,846	3,000,000	358,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,233,204	4,491,440	733,000

SRC, Inc. (2%)*	Specialty Chemical Manufacturer	Subordinated Note (10.8% Cash, 0.25% PIK, Due 12/14) (6)	2,160,348	250,000	—
		Senior Revolver (9.3% Cash, Due 05/14) (6)	374,999	376,195	376,195
		Senior Term Loan (10.3% Cash, Due 05/14) (6)	1,900,000	1,907,481	1,907,481
		Debtor in Possession Loan (8.0% Cash, Due 01/14) (6)	1,491,800	1,491,800	1,491,800
		Subordinated Notes (12% Cash, 2% PIK, Due 09/14) (6)	6,331,199	6,264,076	3,942,000
		Common Stock Purchase Warrants		123,800	—
			12,258,346	10,413,352	7,717,476

Subtotal Control Investments			20,022,214	18,378,665	10,792,709

Total Investments, December 31, 2013 (149%)*			$603,988,069	$653,817,785	$664,373,189

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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
Basis of Presentation
The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries, including Triangle SBIC and Triangle SBIC II. The effects of all intercompany transactions between Triangle Capital Corporation and its subsidiaries have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and FASB Accounting Standards Codification Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note 2, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Consolidated Statements of Operations.
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
Reclassifications
Certain reclassifications have been made in the financial highlights for the nine months ended September 30, 2013 in order to conform to current presentation. The Company had historically presented the ratio of total expenses to average net assets exclusive of provision for taxes. Beginning in 2014, this ratio is presented including provision for taxes.
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
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2014:
Subordinated debt and 2nd lien notes	$665,347,612	77%	$614,575,202	73%
Senior debt and 1st lien notes	103,825,088	12	102,333,378	12
Equity shares	84,630,312	10	116,010,535	14
Equity warrants	9,337,269	1	8,688,000	1
Royalty rights	—	—	15,000	—
	$863,140,281	100%	$841,622,115	100%
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%

During the three months ended September 30, 2014, the Company made eleven new investments totaling approximately $175.1 million and four investments in existing portfolio companies totaling approximately $5.7 million. During the nine months ended September 30, 2014, the Company made twenty-two new investments totaling approximately $315.4 million and eleven investments in existing portfolio companies totaling approximately $30.3 million.

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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
To estimate the enterprise value of the portfolio company, the Company primarily uses a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance. In addition, the Company considers other factors, including but not limited to (i) offers from third-parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and (iv) when the Company believes there are comparable companies that are publicly traded, the Company performs a review of these publicly traded companies and the market multiple of their equity securities. For certain non-performing assets, the Company may utilize the liquidation or collateral value of the portfolio company's assets in its estimation of enterprise value.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at September 30, 2014 and December 31, 2013 are summarized as follows:

September 30, 2014:	Fair Value	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$574,339,202	Income Approach	Required Rate of Return	8.3% – 25.0%	13.9%
			Leverage Ratio	1.5x – 7.7x	4.0x
			Adjusted EBITDA	$1.2 million – $76.4 million	$18.1 million
Subordinated debt and 2nd lien notes	40,236,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.5x – 6.0x	5.4x
			Adjusted EBITDA	$0.8 million – $7.5 million	$4.6 million
Senior debt and 1st lien notes	102,333,378	Income Approach	Required Rate of Return	4.7% – 17.0%	12.2%
			Leverage Ratio	0.0x – 6.6x	3.1x
			Adjusted EBITDA	$1.2 million – $8.1 million	$5.5 million
Equity shares and warrants	124,698,535	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 14.9x	6.6x
			Adjusted EBITDA	$0.8 million – $76.4 million	$13.5 million
			Revenue Multiple	1.3x – 4.0x	3.4x
			Revenues	$9.0 million – $74.0 million	$60.8 million

December 31, 2013:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$508,522,575	Income Approach	Required Rate of Return	8.3% – 30.0%	14.7%
			Leverage Ratio	0.8x – 6.7x	3.9x
			Adjusted EBITDA	$1.0 million – $77.0 million	$17.0 million
Subordinated debt and 2nd lien notes	5,945,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.5x – 5.5x	4.9x
			Adjusted EBITDA	$0.5 million – $4.7 million	$1.4 million
Senior debt and 1st lien notes	45,968,765	Income Approach	Required Rate of Return	4.8% – 19.0%	12.9%
			Leverage Ratio	0.0x – 6.4x	2.9x
			Adjusted EBITDA	$1.0 million – $4.7 million	$2.8 million
Equity shares and warrants	103,863,849	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 10.0x	6.4x
			Adjusted EBITDA	$0.5 million – $77.0 million	$15.9 million
			Revenue Multiple	1.5x – 4.2x	3.9x
			Revenues	$8.5 million – $59.5 million	$50.8 million

The following table presents the Company’s investment portfolio at fair value as of September 30, 2014 and December 31, 2013, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$614,575,202	$614,575,202
Senior debt and 1st lien notes	—	—	102,333,378	102,333,378
Equity shares	—	—	116,010,535	116,010,535
Equity warrants	—	—	8,688,000	8,688,000
Royalty rights	—	—	15,000	15,000
	$—	$—	$841,622,115	$841,622,115

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$514,467,575	$514,467,575
Senior debt and 1st lien notes	—	—	45,968,765	45,968,765
Equity shares	—	—	79,935,246	79,935,246
Equity warrants	—	—	23,928,603	23,928,603
Royalty rights	—	—	73,000	73,000
	$—	$—	$664,373,189	$664,373,189

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013:

Nine Months Ended September 30, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	249,439,728	72,074,626	23,471,147	632,000	—	345,617,501
Reclassifications	3,888,934	(13,816,934)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(18,158,696)	(11,622,546)	—	(29,781,242)
Loan origination fees received	(4,240,860)	(1,428,749)	—	—	—	(5,669,609)
Principal repayments received	(124,975,241)	(134,712)	—	—	—	(125,109,953)
PIK interest earned	10,716,532	920,437	—	—	—	11,636,969
PIK interest payments received	(7,671,617)	—	—	—	—	(7,671,617)
Accretion of loan discounts	809,647	—	—	—	—	809,647
Accretion of deferred loan origination revenue	2,596,790	108,287	—	—	—	2,705,077
Realized gain	(5,777,383)	—	12,403,928	10,159,178	—	16,785,723
Unrealized gain (loss)	(24,678,903)	(1,358,342)	6,643,910	(12,622,235)	(58,000)	(32,073,570)
Fair value, end of period	$614,575,202	$102,333,378	$116,010,535	$8,688,000	$15,000	$841,622,115

Nine Months Ended September 30, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	94,654,025	8,500,000	7,105,344	2,146,000	—	112,405,369
Reclassifications	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(19,454,275)	(1,427,011)	—	(20,881,286)
Loan origination fees received	(1,081,431)	(140,000)	—	—	—	(1,221,431)
Principal repayments received	(176,684,897)	(12,546,819)	—	—	—	(189,231,716)
PIK interest earned	12,187,919	789,341	—	—	—	12,977,260
PIK interest payments received	(11,010,028)	(507,608)	—	—	—	(11,517,636)
Accretion of loan discounts	1,144,867	—	—	—	—	1,144,867
Accretion of deferred loan origination revenue	3,230,179	217,256	—	—	—	3,447,435
Realized gains	(4,581,707)	—	10,003,836	914,551	—	6,336,680
Unrealized gain (loss)	3,001,775	22,602	325,488	6,921,063	(57,000)	10,213,928
Fair value, end of period	$488,985,821	$34,142,197	$76,959,572	$30,313,603	$75,000	$630,476,193

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $27.4 million and $23.5 million, respectively, during the three and nine months ended September 30, 2014 were related to portfolio company investments that were still held by the Company as of September 30, 2014. Pre-tax net unrealized gains on investments of $5.1 million and $6.2 million, respectively, during the three and nine months ended September 30, 2013 were related to portfolio company investments that were still held by the Company as of September 30, 2013.

The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended September 30, 2014, the Company made investments of approximately $344.9 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the nine months ended September 30, 2014, the Company made investments of $0.7 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedule of Investments.
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both September 30, 2014 and December 31, 2013, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2014 and December 31, 2013, the Company’s largest single portfolio company investment represented approximately 3.3% and 4.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of September 30, 2014, $570.5 million of the Company's assets were pledged as collateral for the Company's second amended and restated senior secured credit facility (the “Credit Facility”) and $371.0 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of both September 30, 2014 and December 31, 2013, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2014 and December 31, 2013 was approximately $868.5 million and $656.6 million, respectively.

4. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2014 and December 31, 2013:

Issuance/Pooling Date	Maturity Date	Interest Rate as of September 30, 2014	September 30, 2014	December 31, 2013
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	—
SBA-Guaranteed LMI Debenture:
September 14, 2010	March 1, 2016	2.508%	7,532,468	7,395,211
Credit Facility:
June 26, 2013	September 17, 2017	4.023%	10,754,616	11,221,246
Notes:
March 2, 2012	March 15, 2019	7.000%	69,000,000	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
			$384,987,084	$354,006,457

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
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of September 30, 2014, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. As of September 30, 2014, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of September 30, 2014 and December 31, 2013 were 4.03% and 4.07%, respectively. As of both September 30, 2014 and December 31, 2013, all SBA-guaranteed debentures were pooled.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the nine months ended September 30, 2013 the Company prepaid approximately $20.5 million of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately $0.4 million.
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2014 and December 31, 2013, the carrying amounts of the SBA-guaranteed debentures were approximately $224.7 million and $193.3 million, respectively. As of September 30, 2014 and December 31, 2013, the fair values of the SBA-guaranteed debentures were $228.3 million and $206.6 million, respectively.
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
As of September 30, 2014, the Company had borrowings denominated in Canadian dollars of $12.0 million ($10.8 million in United States dollars) outstanding under the Credit Facility with an interest rate of 4.02%. There were no other borrowings outstanding under the Credit Facility as of that date. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2013, the Company had borrowings denominated in Canadian dollars of $12.0 million ($11.2 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2014 and December 31, 2013, the fair values of the borrowings outstanding under the Credit Facility were $10.8 million and $11.2 million, respectively.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of September 30, 2014, the Company was in compliance with all covenants of the Credit Facility.
Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of both September 30, 2014 and December 31, 2013, the carrying amount of the 2019 Notes was $69.0 million. As of September 30, 2014 and December 31, 2013, the fair values of the 2019 Notes were $71.1 million and $71.6 million, respectively.

In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "2022 Notes") and in November 2012, issued $10.5 million of 2022 Notes pursuant to the exercise of an over-allotment option. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of both September 30, 2014 and December 31, 2013, the carrying amount of the 2022 Notes was $80.5 million. As of September 30, 2014 and December 31, 2013, the fair values of the 2022 Notes were $82.4 million and $76.7 million, respectively. The fair values of the 2019 Notes and the 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
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
The following table presents information with respect to the Plan for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	592,173	$23.80	290,198	$18.52
Shares granted during the period	282,630	$26.09	309,430	$28.66
Shares vested during the period	(211,838)	$21.78	(7,455)	$20.12
Unvested shares, end of period	662,965	$25.87	592,173	$23.80

In the three and nine months ended September 30, 2014, the Company recognized equity-based compensation expense of approximately $1.5 million and $4.3 million, respectively. In the three and nine months ended September 30, 2013, the Company recognized equity-based compensation expense of approximately $1.1 million and $2.8 million, respectively. This expense is included in general and administrative expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of September 30, 2014, there was approximately $13.2 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.1 years.
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
6. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company's portfolio companies. The balance of unused commitments to extend credit as September 30, 2014 and December 31, 2013 was approximately $12.6 million and $4.0 million, respectively. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
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

7. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Per share data:
Net asset value at beginning of period	$16.10	$15.30
Net investment income(1)	1.53	1.75
Net realized gain on investments(1)	0.58	0.23
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	(1.11)	0.32
Total increase from investment operations(1)	1.00	2.30
Cash dividends/distributions	(1.97)	(1.62)
Shares issued pursuant to Dividend Reinvestment Plan	0.03	0.03
Common stock offering	1.49	—
Stock-based compensation	(0.06)	(0.07)
Loss on extinguishment of debt(1)	—	(0.01)
Benefit (provision) for taxes(1)	(0.03)	0.02
Other(2)	0.08	(0.01)
Net asset value at end of period	$16.64	$15.94
Market value at end of period(3)	$25.32	$29.37
Shares outstanding at end of period	32,906,347	27,678,286
Net assets at end of period	$547,449,576	$441,265,505
Average net assets	$460,858,389	$430,834,263
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	8.94%	9.37%
Ratio of net investment income to average net assets (annualized)	12.71%	14.94%
Portfolio turnover ratio	22.10%	16.72%
Total return(4)	(1.30)%	21.58%
Supplemental Data:
Efficiency ratio(5)	19.42%	19.81%

(1)	Weighted average basic per share data.

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

8. SUBSEQUENT EVENT
In October 2014, the Company invested $15.5 million in unitranche debt and equity of Halcyon Healthcare, LLC, a provider of hospice care. Under the terms of the investment, the unitranche debt bears interest at a rate of 11.0% per annum.

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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of September 30, 2014 and December 31, 2013, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 13.2% and 14.1%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 11.8% and 12.8% as of September 30, 2014 and December 31, 2013, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 10.7% and 12.4% as of September 30, 2014 and December 31, 2013, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $841.6 million as of September 30, 2014, as compared to $664.4 million as of December 31, 2013. As of September 30, 2014, we had investments in 90 portfolio companies with an aggregate cost of $863.1 million. As of December 31, 2013, we had investments in 79 portfolio companies with an aggregate cost of $653.8 million. As of both September 30, 2014 and December 31, 2013, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2014 and December 31, 2013, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2014:
Subordinated debt and 2nd lien notes	$665,347,612	77%	$614,575,202	73%
Senior debt and 1st lien notes	103,825,088	12	102,333,378	12
Equity shares	84,630,312	10	116,010,535	14
Equity warrants	9,337,269	1	8,688,000	1
Royalty rights	—	—	15,000	—
	$863,140,281	100%	$841,622,115	100%
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%

Investment Activity
During the nine months ended September 30, 2014, we made twenty-two new investments totaling approximately $315.4 million, debt investments in nine existing portfolio companies totaling approximately $29.0 million and equity investments in three existing portfolio companies totaling approximately $1.3 million. We had thirteen portfolio company loans repaid at par totaling approximately $109.9 million resulting in realized gains totaling approximately $0.8 million and received normal principal repayments and partial loan prepayments totaling approximately $15.7 million in the nine months ended September 30, 2014. We converted debt investments in one portfolio company into an equity investment and recognized a net realized loss on such conversion totaling approximately $0.2 million. We wrote-off investments in two portfolio companies and recognized realized losses totaling approximately $6.1 million. In addition, we received proceeds related to the sales of certain equity securities totaling approximately $29.3 million and recognized net realized gains on such sales totaling approximately $22.3 million in the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, we made seven new investments totaling approximately $87.8 million, debt investments in ten existing portfolio companies totaling approximately $21.3 million and equity investments in five existing portfolio companies totaling approximately $3.3 million. We had seventeen portfolio company loans repaid at par of approximately $169.7 million resulting in realized gains of approximately $1.2 million and received normal principal repayments and partial loan prepayments totaling approximately $17.9 million in the nine months ended September 30, 2013. We had three portfolio company loans settled at less than par with proceeds totaling approximately $1.7 million and recognized realized losses of approximately $5.7 million. In addition, we received proceeds related to the sales of certain equity securities totaling approximately $20.8 million and recognized net realized gains on such sales totaling approximately $10.8 million in the nine months ended September 30, 2013.
Total portfolio investment activity for the nine months ended September 30, 2014 and 2013 was as follows:

Nine Months Ended September 30, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	249,439,728	72,074,626	23,471,147	632,000	—	345,617,501
Reclassifications	3,888,934	(13,816,934)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(18,158,696)	(11,622,546)	—	(29,781,242)
Loan origination fees received	(4,240,860)	(1,428,749)	—	—	—	(5,669,609)
Principal repayments received	(124,975,241)	(134,712)	—	—	—	(125,109,953)
PIK interest earned	10,716,532	920,437	—	—	—	11,636,969
PIK interest payments received	(7,671,617)	—	—	—	—	(7,671,617)
Accretion of loan discounts	809,647	—	—	—	—	809,647
Accretion of deferred loan origination revenue	2,596,790	108,287	—	—	—	2,705,077
Realized gain	(5,777,383)	—	12,403,928	10,159,178	—	16,785,723
Unrealized gain (loss)	(24,678,903)	(1,358,342)	6,643,910	(12,622,235)	(58,000)	(32,073,570)
Fair value, end of period	$614,575,202	$102,333,378	$116,010,535	$8,688,000	$15,000	$841,622,115
Weighted average yield on debt investments at end of period(1)						13.2%
Weighted average yield on total investments at end of period(1)						11.8%
Weighted average yield on total investments at end of period						10.7%

(1)	Excludes non-accrual debt investments.

Nine Months Ended September 30, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	94,654,025	8,500,000	7,105,344	2,146,000	—	112,405,369
Reclassifications	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(19,454,275)	(1,427,011)	—	(20,881,286)
Loan origination fees received	(1,081,431)	(140,000)	—	—	—	(1,221,431)
Principal repayments received	(176,684,897)	(12,546,819)	—	—	—	(189,231,716)
PIK interest earned	12,187,919	789,341	—	—	—	12,977,260
PIK interest payments received	(11,010,028)	(507,608)	—	—	—	(11,517,636)
Accretion of loan discounts	1,144,867	—	—	—	—	1,144,867
Accretion of deferred loan origination revenue	3,230,179	217,256	—	—	—	3,447,435
Realized gains	(4,581,707)	—	10,003,836	914,551	—	6,336,680
Unrealized gain (loss)	3,001,775	22,602	325,488	6,921,063	(57,000)	10,213,928
Fair value, end of period	$488,985,821	$34,142,197	$76,959,572	$30,313,603	$75,000	$630,476,193
Weighted average yield on debt investments at end of period(1)						14.3%
Weighted average yield on total investments at end of period(1)						12.8%
Weighted average yield on total investments at end of period						12.4%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2014, the fair value of our non-accrual assets was approximately $32.4 million, which comprised 3.8% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $71.5 million, which comprised 8.3% of the total cost of our portfolio. As of December 31, 2013, the fair value of our non-accrual assets was approximately $7.1 million, which comprised 1.1% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $27.0 million, which comprised 4.1% of the total cost of our portfolio.
Our non-accrual assets as of September 30, 2014 were as follows:
CRS Reprocessing, LLC
In September 2014, we placed our debt investments in CRS Reprocessing, LLC, or CRS, on non-accrual status effective with the monthly payment due August 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in CRS for financial reporting purposes. During the nine months ended September 30, 2014, we recorded unrealized depreciation of $9.8 million on our debt investments in CRS. As of September 30, 2014, the cost of our debt investments in CRS was $24.8 million and the fair value of such investments was $15.0 million.
FCL Holding SPV, LLC
In August 2014, we placed our debt investment in FCL Holding SPV, LLC, or FCL on non-accrual status effective with the monthly payment due August 15, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in FCL for financial reporting purposes. During the nine months ended September 30, 2014, we recorded unrealized depreciation of $9,000 on our debt investment in FCL. As of September 30, 2014 , the cost of our debt investment in FCL was $1.0 million and the fair value of such investment was zero.

Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. Under the terms of the notes, interest on the notes is payable only if Gerli meets certain covenants, which they were not compliant with as of September 30, 2014. In the nine months ended September 30, 2014, we recognized unrealized appreciation on our debt investments in Gerli of approximately $0.4 million. As of September 30, 2014, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $1.2 million.
Minco Technology Labs, LLC
In June 2014, we placed our debt investment in Minco Technology Labs, LLC, or Minco, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Minco for financial reporting purposes. During the nine months ended September 30, 2014, we recorded unrealized appreciation of $1.0 million on our debt investment in Minco. As of September 30, 2014, the cost of our debt investment in Minco was $5.5 million and the fair value of such investment was $3.0 million.
PartsNow!, LLC
In October 2014, we placed our debt investment in PartsNow!, LLC, or PartsNow, on non-accrual status effective with the quarterly payment due September 30, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PartsNow for financial reporting purposes. During the nine months ended September 30, 2014, we recorded unrealized depreciation of $4.5 million on our debt investment in PartsNow. As of September 30, 2014, the cost of our debt investment in PartsNow was $11.5 million and the fair value of such investment was $7.0 million.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. During the nine months ended September 30, 2014, we recorded unrealized depreciation of $3.2 million on our debt investment in PowerDirect. As of September 30, 2014, the cost of our debt investment in PowerDirect was $6.6 million and the fair value of such investment was $3.5 million.
Tomich Brothers, LLC
In October 2014, we placed our debt investment in Tomich Brothers, LLC, or Tomich, on non-accrual status effective with the monthly payment due September 30, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Tomich for financial reporting purposes. During the nine months ended September 30, 2014, we recorded unrealized depreciation of $8.6 million on our debt investment in Tomich. As of September 30, 2014, the cost of our debt investment in Tomich was $12.8 million and the fair value of such investment was $2.7 million.
Venture Technology Groups, Inc.
In November 2012, we placed our debt investment in Venture Technology Groups, Inc., or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in VTG for financial reporting purposes. During the nine months ended September 30, 2014, we recorded unrealized depreciation of $0.3 million on our debt investment in VTG. As of September 30, 2014, the cost of our debt investment in VTG was $5.7 million and the fair value of such investment was $0.1 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of September 30, 2014, we had debt investments in two portfolio companies (our subordinated note to DCWV Acquisition Corporation and our term loan B senior note to FCL Graphics, Inc.) that were on non-accrual only with respect to the PIK interest component of the loans. As of September 30, 2014, the fair value of these debt investments was approximately $3.1 million, or 0.4% of the total fair value of our portfolio and the cost of these assets was approximately $7.4 million, or 0.9% of the total cost of our portfolio. As of December 31, 2013, we had a debt investment in one portfolio company (our subordinated note to FCL Holding SPV, LLC) that was on non-accrual only with respect to PIK interest component of the loan. As of December 31, 2013, the fair value of this debt investment was approximately $9,000 and the cost of this asset was approximately $1.0 million, or 0.2% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended September 30, 2014 and September 30, 2013
Investment Income
For the three months ended September 30, 2014, total investment income was $24.9 million, an 8.9% decrease from $27.3 million of total investment income for the three months ended September 30, 2013. This decrease was primarily attributable to a $4.2 million decrease in non-recurring fee and dividend income, a $1.9 million decrease in investment income relating to non-accrual assets and a decrease in the weighted average yield on our debt investments from September 30, 2013 to September 30, 2014. These decreases were partially offset by an increase in investment income relating to an increase in portfolio debt investments from September 30, 2013 to September 30, 2014. Non-recurring fee income was $0.6 million for the three months ended September 30, 2014 as compared to $3.2 million for the three months ended September 30, 2013, and non-recurring dividend income was $0.9 million for the three months ended September 30, 2014 as compared to $2.5 million for the three months ended September 30, 2013.
Operating Expenses
For the three months ended September 30, 2014, operating expenses decreased by 10.2% to $9.5 million from $10.5 million for the three months ended September 30, 2013. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the three months ended September 30, 2014, interest and other debt financing fees increased by 5.9% to $5.3 million from $5.0 million for the three months ended September 30, 2013. The increase in interest and other debt financing fees was related to an increase in interest on borrowings under our Credit Facility of approximately $0.2 million in the three months ended September 30, 2014 and an increase in interest and debt financing fees on our SBA-guaranteed debentures of approximately $0.1 million in the three months ended September 30, 2014.
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
For the three months ended September 30, 2014, general and administrative expenses decreased by 24.8% to $4.2 million from $5.5 million for the three months ended September 30, 2013. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) decreased to 16.7% for the three months ended September 30, 2014 from 20.3% for the three months ended September 30, 2013. The decrease in general and administrative expenses in the quarter ended September 30, 2014 was primarily related to decreased cash compensation expense, partially offset by an increase in non-cash compensation expense.
Net Investment Income
As a result of the $2.4 million decrease in total investment income and the $1.1 million decrease in expenses, net investment income decreased by 8.1% to $15.4 million for the three months ended September 30, 2014 as compared to $16.8 million for the three months ended September 30, 2013.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended September 30, 2014, we realized gains on the sales/repayments of eight non-control/non-affiliate investments totaling approximately $11.1 million, a loss on the write-off of one non-control/non-affiliate investment totaling $5.9 million and a loss relating to the write-off of one affiliate investment totaling approximately $0.2 million. In addition, during the three months ended September 30, 2014, we recorded net unrealized depreciation of investments totaling $29.6 million, consisting of net unrealized depreciation on our current portfolio of approximately $25.3 million and net unrealized depreciation reclassification adjustments of $4.3 million related to the realized gains and losses noted above.
In the three months ended September 30, 2013, we realized gains on the sales/repayments of three non-control/non-affiliate investments totaling approximately $1.0 million. In addition, during the three months ended September 30, 2013, we recorded net unrealized depreciation of investments totaling approximately $4.9 million, consisting of net unrealized appreciation on our current portfolio of approximately $4.7 million and net unrealized appreciation reclassification adjustments of $0.2 million million related to the realized gains and losses noted above.

As a result of these events, our net decrease in net assets resulting from operations was $8.8 million for the three months ended September 30, 2014, as compared to a net increase in net assets resulting from operations of $23.2 million for the three months ended September 30, 2013.
Comparison of nine months ended September 30, 2014 and September 30, 2013
Investment Income
For the nine months ended September 30, 2014, total investment income was $73.9 million, a 6.6% decrease from $79.0 million of total investment income for the nine months ended September 30, 2013. This decrease was primarily attributable to a decrease in non-recurring fee income of approximately $2.7 million, a decrease in non-recurring dividend income of approximately $0.5 million, a $1.7 million decrease in investment income relating to non-accrual assets and a decrease in the weighted average yield on our debt investments from September 30, 2013 to September 30, 2014, partially offset by an increase in investment income relating to an increase in portfolio debt investments from September 30, 2013 to September 30, 2014. Non-recurring fee income was $3.8 million for the nine months ended September 30, 2014 as compared to $6.5 million for the nine months ended September 30, 2013, and non-recurring dividend income was $3.1 million for the nine months ended September 30, 2014 as compared to $3.6 million for the nine months ended September 30, 2013.
Operating Expenses
For the nine months ended September 30, 2014, operating expenses decreased 2.7% to $29.9 million from $30.8 million for the nine months ended September 30, 2013. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the nine months ended September 30, 2014, interest and other debt financing fees increased by 3.3% to $15.6 million from $15.1 million for the nine months ended September 30, 2013. The increase in interest and other debt financing fees was related to an increase in interest on borrowings under our Credit Facility of approximately $0.5 million.
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
For the nine months ended September 30, 2014, general and administrative expenses decreased by 8.4% to $14.3 million from $15.7 million for the nine months ended September 30, 2013. In addition, our efficiency ratios were 19.4% and 19.8% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The decrease in general and administrative expenses in the nine months ended September 30, 2014 was primarily related to decreased cash compensation expense, partially offset by increased non-cash compensation expense.
Net Investment Income
As a result of the $5.2 million decrease in total investment income and the $0.8 million decrease in expenses, net investment income decreased by 9.0% to $43.9 million for the nine months ended September 30, 2014 as compared to net investment income of $48.3 million for the nine months ended September 30, 2013.
Net Increase in Net Assets Resulting from Operations
In the nine months ended September 30, 2014, we realized gains on the sales/repayments of eleven non-control/non-affiliate investments totaling approximately $23.3 million, losses relating to the sale/write-off of two non-control/non-affiliate investments totaling approximately $6.3 million, a gain on the sale of one affiliate investment totaling approximately $0.2 million, a loss on the write-off of one affiliate investment totaling approximately $0.2 million and a loss on the restructuring of one control investment of approximately $0.2 million. In addition, during the nine months ended September 30, 2014, we recorded net unrealized depreciation of investments totaling $32.3 million, consisting of net unrealized depreciation on our current portfolio of approximately $16.3 million and net unrealized depreciation adjustments of $16.0 million related to the realized gains and losses noted above.
In the nine months ended September 30, 2013, we realized a gain on the sale of one control investment of approximately $0.7 million, a loss on the repayment of one control investment of approximately $3.0 million, gains on the sales of three affiliate investments of approximately $8.1 million, a loss on the repayment of one affiliate investment of approximately $3.4 million and gains on the sales of ten non-control/non-affiliate investments totaling approximately $4.0 million. In addition, during the nine months ended September 30, 2013, we recorded net unrealized appreciation of investments totaling $8.8 million, consisting of net unrealized appreciation on our current portfolio of approximately $12.4 million and net unrealized depreciation adjustments of $3.6 million related to the realized gains and losses noted above.
During the nine months ended September 30, 2013 we recognized a loss on extinguishment of debt of approximately $0.4 million related to prepayments of SBA-guaranteed debentures.
As a result of these events, our net increase in net assets from operations was $27.9 million for the nine months ended September 30, 2014, a decrease of 56.0% from the net increase in net assets from operations of $63.4 million for the nine months ended September 30, 2013.
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
Cash Flows
For the nine months ended September 30, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $49.3 million. During that period, our operating activities used $149.2 million in cash, consisting primarily of new portfolio investments of $345.6 million, partially offset by repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $154.9 million. In addition, financing activities increased cash by $99.9 million, consisting primarily of proceeds from the public stock offering of $127.8 million and borrowings under SBA-guaranteed debentures of $31.3 million, partially offset by cash dividends paid in the amount of $36.5 million and cash distributions of capital gains paid in the amount of $19.2 million. As of September 30, 2014, we had $84.0 million of cash and cash equivalents on hand.
For the nine months ended September 30, 2013, we experienced a net increase in cash and cash equivalents in the amount of $87.7 million. During that period, our operating activities generated $139.6 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of portfolio investments totaling $210.1 million, partially offset by purchases of portfolio investments of $112.4 million. In addition, financing activities reduced cash by $51.9 million, consisting primarily of cash dividends paid in the amount of $42.3 million and voluntary prepayments of SBA-guaranteed debentures of $20.5 million, partially offset by borrowings under our credit facility of $11.6 million. As of September 30, 2013, we had $160.0 million of cash and cash equivalents on hand.
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
As of September 30, 2014, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2014 was 4.03%. As of September 30, 2014, all SBA-guaranteed debentures were pooled.

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
As of September 30, 2014, we had borrowings denominated in Canadian dollars of $12.0 million ($10.8 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 4.02%. There were no other borrowings outstanding under the Credit Facility as of that date. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of September 30, 2014 we were in compliance with all covenants of the Credit Facility.
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
Current Market Conditions
In 2013, were able to amend our credit facility to extend the term by one year and in 2014, we were able to access additional liquidity through a public offering of common stock and new leverage through SBA-guaranteed debentures. There can be no assurances, however, that the current market conditions will continue and that debt or equity capital will be available to us in the future on favorable terms, if it all. In 2008, the debt and equity capital markets in the United States were severely impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated bank loan market, among other factors. These events, along with the deterioration of the housing market, led to an economic recession in the U.S. and abroad. Banks, investment companies and others in the financial services industry reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions and the government take-over of the nation's two largest government-sponsored mortgage companies. These events significantly impacted the financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and for financial firms in particular. Notwithstanding recent gains across both the equity and debt markets, recent U.S. budget deficit concerns and uncertainty regarding potential federal spending cuts and the federal debt ceiling, together with continued signs of deteriorating sovereign debt conditions in Europe, have increased the possibility that these unfavorable conditions in the debt and equity capital markets may reoccur in the future and could then continue for a prolonged period of time.
Recent Development
In October 2014, we invested $15.5 million in unitranche debt and equity of Halcyon Healthcare, LLC, a provider of hospice care. Under the terms of the investment, the unitranche debt bears interest at a rate of 11.0% per annum.

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

The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
To estimate the enterprise value of the portfolio company, we primarily use a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance. In addition, we consider other factors, including but not limited to (i) offers from third-parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and (iv) when management believes there are comparable companies that are publicly traded, we perform a review of these publicly traded companies and the market multiple of their equity securities. For certain non-performing assets, we may utilize the liquidation or collateral value of the portfolio company's assets in our estimation of enterprise value.
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
As of September 30, 2014, the fair value of our non-accrual assets was approximately $32.4 million, which comprised approximately 3.8% of the total fair value of our portfolio, and the cost of our non-accrual assets was approximately $71.5 million, or 8.3% of the total cost of our portfolio.
In addition to our non-accrual assets, as of September 30, 2014, we had debt investments in two portfolio companies (our subordinated note to DCWV Acquisition Corporation and our term loan B senior note to FCL Graphics, Inc.) that were on non-accrual only with respect to the PIK interest component of the loans. As of September 30, 2014, the fair value of these debt investments was approximately $3.1 million, or 0.4% of the total fair value of our portfolio and the cost of these assets was approximately $7.4 million, or 0.9% of the total cost of our portfolio.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2014, we were not a party to any hedging arrangements.
As of September 30, 2014, approximately 89.6%, or $689.4 million (at cost), of our debt portfolio investments bore interest at fixed rates and approximately 10.4%, or $79.7 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and all of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of approximately $1.6 million on an annual basis. All of our SBA-guaranteed debentures, our 2019 Notes and our 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of September 30, 2014, we had non-United States

dollar borrowings denominated in Canadian dollars of $12.0 million ($10.8 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.0%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Custody Agreement between the Registrant and Branch Banking and Trust Company dated June 20, 2014 (Filed as Exhibit (j)(1) to the Registrant's Registration Statement on Form N-2 filed with the Securities and Exchange Commission on October 1, 2014 and incorporated herein by reference).

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

TRIANGLE CAPITAL CORPORATION

Date:	November 5, 2014	/s/ Garland S. Tucker, III
Garland S. Tucker, III
Chief Executive Officer and
Chairman of the Board of Directors

Date:	November 5, 2014	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date:	November 5, 2014	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

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

10.1
Custody Agreement between the Registrant and Branch Banking and Trust Company dated June 20, 2014 (Filed as Exhibit (j)(1) to the Registrant's Registration Statement on Form N-2 filed with the Securities and Exchange Commission on October 1, 2014 and incorporated herein by reference).

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