Form 10-K
period 2014-12-31
Triangle Capital CORP
filed 2015-03-02
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Registrant’s telephone number, including area code:
(919) 719-4770
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The New York Stock Exchange
7.00% Notes Due 2019	The New York Stock Exchange
6.375% Notes Due (December) 2022	The New York Stock Exchange
6.375% Notes Due (March) 2022	The New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014 was $761,270,424.
The number of shares outstanding of the registrant’s common stock on February 27, 2015 was 33,190,079.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014

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
Overview of our Business
We are a specialty finance company that provides customized financing to lower middle market companies located primarily in the United States. We define lower middle market companies as those having annual revenues between $10.0 million and $250.0 million. Our investment objective is to seek attractive returns by generating current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio companies. We generally invest in securities that would be rated below investment grade if they were rated. Such below investment grade securities are often referred to as "high yield" or "junk."
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
Our investments generally range from $5.0 to $35.0 million per portfolio company. In certain situations, we may partner with other funds to provide larger financing commitments. We operate Triangle SBIC and Triangle SBIC II as SBICs and utilize the proceeds from the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2014, we had investments in 91 portfolio companies, with an aggregate cost of approximately $922.1 million.

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
We invest primarily in subordinated notes and, on a more limited basis, invest in senior secured debt. Subordinated notes are junior to senior secured debt. Our subordinated debt investments and senior secured debt investments generally have terms of three to seven years, do not have scheduled amortization and are due at maturity. Our subordinated debt investments generally provide for fixed interest rates between 10.0% and 15.0% per annum. In addition, our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 350 basis points to LIBOR plus 950 basis points per annum. Our subordinated debt investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment-in-kind, or PIK, interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as such income is taxable in the year accrued, and we may have to borrow money or raise additional capital in order to meet the requirement of generally having to pay out at least 90.0% of our taxable income to continue to qualify as a Regulated Investment Company, or RIC, for U.S. federal income tax purposes. At December 31, 2014, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 13.0%, the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 11.6% and the weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 10.8%.
An SBIC may make investments in the form of loans, debt securities, which include an equity feature or equity only securities. Loans and debt securities must be issued for a term of not less than one year (except for bridge loans in anticipation of a permanent financing in which the SBIC intends to participate, or to protect its prior investment) and must have amortization not exceeding “straight line.” The permissible interest rate on Loans is the higher of (i) 19% or (ii) 11% over the higher of the SBIC’s weighted cost of debenture leverage or the current debenture rate. For Debt Securities, the permitted rate is the higher of (i) 14% or (ii) 6% over the higher of the SBIC’s weighted cost of debenture leverage or the current debenture rate. If a financing is in default, these maximums may increase by up to 7%. SBA Regulations define an SBIC’s weighted cost of debenture leverage and describe the permitted rate when more than one SBIC participates in the financing.
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

Investment Committees
Triangle Capital Corporation has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Capital Corporation or any of its subsidiaries, other than investments made by Triangle SBIC and Triangle SBIC II. The members of the Triangle Capital Corporation investment committee are Messrs. Garland S. Tucker, III, E. Ashton Poole, Brent P.W. Burgess, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan, Matthew A. Young and David F. Parker.
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
Our investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, we determine the fair value of our investments in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by our management with the assistance of certain third-party advisors and subsequently approved by our Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report.
Our valuation process is led by our executive officers and managing directors. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent, third party valuation firms, Duff & Phelps, LLC and Lincoln Partners Advisors LLC, collectively, the Valuation Firms, to provide third-party reviews of certain investments, as described further below. In addition, all investment valuations are provided to our independent registered public accounting firm in connection with quarterly review procedures and the annual audit of our financial statements. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
The Valuation Firms provide third-party valuation consulting services to us which consist of certain limited procedures that we identified and requested the Valuation Firms to perform, which we herein refer to as the Procedures. The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Upon completion of the Procedures, the Valuation Firms reach a conclusion as to whether, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appear reasonable. Our Board of Directors is ultimately responsible for determining the fair value of our investments in good faith. For a further discussion of the Valuation Firms’ procedures, see the section entitled “Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report.

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
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2014 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.

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
No action will be required on the part of a registered common stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered common stockholder may elect to receive an entire dividend in cash by notifying Computershare, Inc., the “Plan Administrator” and our transfer agent and registrar, in writing so that such notice is received by the Plan Administrator no later than the record date for dividends to common stockholders. The Plan Administrator will set up an account for shares acquired through the plan for each common stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a common stockholder participating in the plan, received in writing not less than 10 days prior to the record date, the Plan Administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those common stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.
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
Participants may terminate their accounts under the plan by notifying the Plan Administrator via its website at www.computershare.com/investor, by filling out the transaction request form located at the bottom of their statement and sending it to the Plan Administrator at Computershare, Inc., P.O. Box 30170, College Station, Texas 77842-3170, or by calling the Plan Administrator at (866) 228-7201.
We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at Computershare, Inc., P.O. Box 30170, College Station, Texas 77842-3170.

Employees
As of December 31, 2014, we employed twenty-five individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.
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

As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2012, 2013 and 2014 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have certain wholly-owned taxable subsidiaries, or the Taxable Subsidiaries, each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

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
Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.6 million and have average annual net income after federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote at least 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.
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
An SBIC (or group of SBICs under common control) can currently have outstanding at any time debentures guaranteed by the SBA in amounts up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. As of December 31, 2014, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million.
As of December 31, 2014, Triangle SBIC had issued $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2014 was 4.03%. As of December 31, 2014, all SBA-guaranteed debentures were pooled.

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
SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA. Triangle SBIC and Triangle SBIC II were audited by the SBA during 2014, and there were no unresolved findings from the audit.
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
In general, non-corporate U.S. stockholders, including individuals, trusts and estates, are subject to U.S. federal income tax at a maximum rate of 20% on their net capital gain, or the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital loss for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a noncorporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital loss for a year, but may carry back such losses for three years or carry forward such losses for five years.
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
Available Information
We intend to make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.tcap.com) without charge as soon as reasonably practicable following our filing of such reports with the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, Triangle Capital Corporation, 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612.
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
Beginning in the third quarter of 2007, global credit and other financial markets began to suffer substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty. If market conditions similar to these were to recur, our assets could experience a similar decline in value, among other negative impacts to the company.
Since March 2009, the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and many public market indices have experienced positive total returns. However, the global macroeconomic environment and recovery from the downturn has been challenging and inconsistent. Instability in the global credit markets, the impact of periodic uncertainty regarding the

U.S. federal budget, tapering of bond purchases by the U.S. Federal Reserve, the instability in the geopolitical environment in many parts of the world, sovereign debt conditions in Europe and other disruptions may continue to put pressure on economic conditions in the U.S. and abroad.
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
On June 26, 2013, we entered into a credit agreement providing for a revolving line of credit, which we refer to as the Credit Facility. Committed funding under the Credit Facility was $165.0 million as of December 31, 2014. The Credit Facility has an accordion feature which allows for an increase in the total loan size up to $215.0 million. However, if we are unable to meet the terms of the accordion feature, we will be unable to expand the facility. The Credit Facility matures on September 17, 2017, with a one-year extension option bringing the potential maturity date to September 17, 2018. If the facility is not renewed or extended, all principal and interest will be due and payable.
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
Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:
Senior Securities.    Currently we, through our SBIC subsidiaries, issue debt securities guaranteed by the SBA. We have also issued three classes of notes in registered public offerings. In the future, we may issue additional debt securities or preferred stock, and/or borrow money from banks or other financial institutions (including borrowings under our Credit Facility), which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

•
It is likely that any securities or other indebtedness we issue will be, and our Credit Facility and our existing notes are, governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

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

Additional Common Stock.    Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 7, 2014, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 7, 2015 or the date of our 2015 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
In addition to regulatory limitations on our ability to raise capital, our credit facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to the Credit Facility, which provides us with a revolving credit line of up to $215.0 million, of which $165.0 million was committed for funding and $102.4 million was available for borrowings as of December 31, 2014. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated tangible net worth, minimum interest coverage ratio, maintenance of RIC and BDC status and minimum liquidity. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control and materially adverse effect. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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
Our SBIC subsidiaries are licensed to act as SBICs and are regulated by the SBA. Pursuant to SBA regulations, an SBIC can provide financing in the form of debt, debt with equity features and/or equity to “eligible” small businesses. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. See “Item 1. Business — Small Business Administration Regulations” for more discussion on these limitations. Compliance with SBA requirements may cause our SBIC subsidiaries, and us, as their parent, to forgo attractive investment opportunities that are not permitted under SBA regulations.
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
The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital, which generally is the amount raised from private investors. As of December 31, 2014, Triangle SBIC had issued $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
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

Because we borrow money and may in the future issue additional securities including preferred stock and debt securities, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, our stockholders experience increased risks associated with investing in our securities. We currently have the ability to borrow under our Credit Facility and have issued securities, and in the future may borrow from, or issue additional securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Our SBIC subsidiaries issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders. In addition, our Credit Facility contains financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. The lenders party to the Credit Facility are secured primarily by our assets, excluding the assets of our SBIC subsidiaries, and have claims that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders or issue additional securities including preferred stock and debt securities in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.
As of December 31, 2014, we had $149.5 million in aggregate principal amount outstanding of our unsecured notes, $224.8 million in outstanding SBA-guaranteed debentures payable and $62.6 million outstanding under our Credit Facility. In order for us to cover our annual interest payments on this indebtedness, we must achieve annual returns on our December 31, 2014 total assets of at least 2.1%.
Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	5.0%	0.0%	5.0%	10.0%
Corresponding net return to stockholder(1)	(22.5)%	(13.2)%	(4.0)%	5.3%	14.6%
(1) Assumes $984.1 million in total assets, $436.9 million in debt outstanding, $530.8 million in net assets and an average cost of funds of 4.81%, which was the weighted average borrowing cost on our borrowings at December 31, 2014.
Our ability to achieve our investment objective may depend in part on our ability to achieve additional leverage on favorable terms by issuing additional securities or debentures guaranteed by the SBA, by borrowing from banks or insurance companies or by expanding our line of credit, and there can be no assurance that such additional leverage can in fact be achieved.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, our SBIC subsidiaries’ compliance with applicable SBIC regulations, compliance with the covenants of our debt securities and such other factors as our Board of Directors may deem relevant from time to time. In addition, our line of credit may restrict the amount of distributions we are permitted to make. We cannot assure you that we will pay distributions to our stockholders in the future.
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
While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on May 7, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 7, 2015 or the date of our 2015 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
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
Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
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
Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of these assets may decrease. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of the economic downturn that occurred from 2008 through 2009 and may experience such effects again in any future downturn or recession.
The recent volatility of oil and natural gas prices could impair certain of our portfolio companies' operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.
Some of our portfolio companies' businesses are dependent upon the prices of, and demand for, oil and natural gas, which have recently declined and such volatility could continue in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flow, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments.
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
As of December 31, 2014, the fair value of our non-accrual assets was approximately $26.9 million, which comprised approximately 3.0% of the total fair value of our portfolio. The cost of these non-accrual assets as of December 31, 2014 was approximately $53.1 million, which comprised approximately 5.8% of the total cost of our portfolio.
In addition to our non-accrual assets, as of December 31, 2014, we had debt investments in three portfolio companies (our subordinated notes to Capital Contractors, Inc., our subordinated note to DCWV Acquisition Corporation and our term loan B senior note to FCL Graphics, Inc.) that were on non-accrual only with respect to the PIK interest component of the loans. As of December 31, 2014, the fair value of these PIK non-accrual assets was approximately $9.9 million, or 1.1% of the total fair value of our portfolio, and the cost of these PIK non-accrual assets was approximately $16.9 million, or 1.8% of the total cost of our portfolio.
In addition, as of December 31, 2014, we had, on a fair value basis, approximately $46.7 million of debt investments, or 5.3% of the total fair value of our portfolio, which were current with respect to scheduled interest and principal payments, but which were carried at less than cost. In light of current economic conditions, certain of our portfolio companies may be unable to service our debt investments on a timely basis. These conditions may also decrease the value of collateral securing some of our debt investments, as well as the value of our equity investments. As a result, the number of non-performing assets in our portfolio may increase, and the overall value of our portfolio may decrease, which could lead to financial losses in our portfolio and a decrease in our investment income, net investment income, dividends and assets.
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
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
Our business is dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
Risks Relating to Our Securities
Shares of closed-end investment companies, including business development companies, frequently trade at a discount to their net asset value.
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. On May 7, 2014, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 7, 2015 or the date of our 2015 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
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
On May 7, 2014, our stockholders approved our ability to sell or otherwise issue shares of our common stock at any level of discount from net asset value per share for a period of one year ending on the earlier of May 7, 2015 or the date of our 2015 annual meeting of stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades.
If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
As of December 31, 2014, we had 32,950,288 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
There is a risk that investors in our common stock may not receive a specified level of dividends or that our dividends may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.
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

	High	Low
Fiscal Year 2013:
First Quarter	30.70	25.86
Second Quarter	29.99	25.47
Third Quarter	30.19	27.56
Fourth Quarter	30.42	27.45
Fiscal Year 2014:
First Quarter	29.39	25.75
Second Quarter	28.58	24.68
Third Quarter	28.67	25.21
Fourth Quarter	25.79	18.18
As of February 27, 2015, there were approximately 65 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
Distributions Declared
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.
The following table summarizes our distributions declared during the years ended December 31, 2013 and 2014:

Date Declared	Record Date	Payment Date	Amount
February 27, 2013	March 13, 2013	March 27, 2013	0.54
May 29, 2013	June 12, 2013	June 26, 2013	0.54
August 28, 2013	September 11, 2013	September 25, 2013	0.54
November 27, 2013	December 11, 2013	December 24, 2013	0.54
February 24, 2014	March 12, 2014	March 26, 2014	0.54
February 12, 2014	March 5, 2014	March 26, 2014	0.15
May 14, 2014	June 11, 2014	June 25, 2014	0.54
February 12, 2014	May 28, 2014	June 25, 2014	0.15
August 27, 2014	September 10, 2014	September 24, 2014	0.54
August 27, 2014	September 10, 2014	September 24, 2014	0.05
November 26, 2014	December 10, 2014	December 24, 2014	0.54
November 26, 2014	December 10, 2014	December 24, 2014	0.05
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
The table below shows the detail of our distributions for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013
	Amount	% of Total	Amount	% of Total
Ordinary income	$1.88	73.4%	$2.14	99.1%
Long-term capital gains	0.68	26.6%	0.02	0.9
Total reported on IRS Form 1099-DIV	$2.56	100.0%	$2.16	100.0%
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
Securities Authorized for Issuance Under our Equity Incentive Plan
The following table provides information regarding the number of shares of restricted stock authorized and available under the Amended and Restated Plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	1,286,260	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,286,260

(1)	The Amended and Restated Plan is the only equity compensation plan currently utilized by us.

(2)	The Amended and Restated Plan has an aggregate of 2,400,000 shares of common stock reserved for issuance.
Sales of Unregistered Securities
While we did not engage in any sales of unregistered securities during the year ended December 31, 2014, we issued a total of 123,943 shares of our common stock under our DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued under our DRIP during the year ended December 31, 2014 was approximately $3.0 million.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index, the Triangle Capital Corporation Prior Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index for the five years ended December 31, 2014. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2009 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
For 2014, we changed our comparison peer group to include a larger group of Business Development Companies, or BDCs. The number of publicly-traded BDCs has increased since our IPO and the new Triangle Capital Corporation Peer Group represents the group against which we measure our operating results. The Triangle Capital Corporation Peer Group includes publicly-traded BDCs who currently pay dividends to shareholders and have three or more years of operating history.

Comparison of Annual Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation
Peer Group Index, the Triangle Capital Corporation Prior Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index

	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
Triangle Capital Corporation	100.00	119.46	124.52	143.50	174.33	169.60	177.53	150.23	193.53
NASDAQ Composite Index	100.00	105.41	93.34	104.74	117.43	123.20	123.41	108.35	118.27
NYSE Composite Index	100.00	104.22	91.14	103.14	113.39	120.29	119.85	98.44	109.04
Triangle Capital Corporation Prior Peer Group Index(2)	100.00	141.35	133.39	155.28	188.63	226.79	223.02	164.16	170.91
Triangle Capital Corporation Peer Group Index(3)	100.00	122.58	106.00	123.06	135.42	143.98	134.89	114.53	125.78

	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
Triangle Capital Corporation	204.72	241.81	278.10	282.16	315.55	315.99	343.57	329.53
NASDAQ Composite Index	140.01	133.37	142.56	138.47	151.21	158.17	176.72	196.27
NYSE Composite Index	120.42	115.40	122.85	126.47	137.29	139.10	146.94	159.71
Triangle Capital Corporation Prior Peer Group Index(2)	206.45	228.19	256.97	267.10	308.84	286.23	303.47	326.94
Triangle Capital Corporation Peer Group Index(3)	139.71	144.42	156.44	161.67	170.08	168.02	174.86	183.76

	3/31/14	6/30/14	9/30/14	12/31/14
Triangle Capital Corporation	316.44	355.88	324.54	267.82
NASDAQ Composite Index	198.11	207.96	211.62	223.17
NYSE Composite Index	162.65	170.75	167.39	170.49
Triangle Capital Corporation Prior Peer Group Index(2)	327.18	333.10	311.56	311.24
Triangle Capital Corporation Peer Group Index(3)	182.71	189.72	179.15	170.95

(1)	From December 31, 2009 to December 31, 2014.

(2)
The Triangle Capital Corporation Prior Peer Group consists of the following companies: American Capital Ltd., Fifth Street Finance Corp., Harris & Harris Group, Inc., Hercules Technology Growth Capital, Inc., KCAP Financial, Inc., Main Street Capital Corporation and MCG Capital Corporation.

(3)
The Triangle Capital Corporation Peer Group consists of the following companies: Apollo Investment Corporation, Ares Capital Corporation, BlackRock Kelso Capital Corporation, Fidus Investment Corporation, Fifth Street Finance Corp, Gladstone Investment Corporation, Gladstone Capital Corporation, Golub Capital BDC, Inc., Horizon Technology Finance Corporation, Hercules Technology Growth Capital, KCAP Financial,Inc. Main Street Capital Corporation, Medley Capital Corporation, New Mountain Finance Corporation, PennantPark Investment Corporation, Prospect Capital Corporation, Solar Capital Ltd. and THL Credit, Inc.

Item 6. Selected Financial Data.
The selected financial data at and for the fiscal years ended December 31, 2010, 2011, 2012, 2013 and 2014 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars and share amounts in thousands, except per share data)
Income statement data:
Investment income:
Total loan interest, fee and dividend income	$35,641	$63,002	$89,937	$100,755	$104,273
Interest income from cash and cash equivalent investments	344	362	431	273	238
Total investment income	35,985	63,364	90,368	101,028	104,511
Operating expenses:
Interest and other debt financing fees	7,782	10,902	16,413	20,234	21,180
General and administrative expenses	7,689	11,966	16,293	19,265	21,315
Total operating expenses	15,471	22,868	32,706	39,499	42,495
Net investment income	20,514	40,496	57,662	61,529	62,016
Net realized gains (losses):
Non-Control/Non-Affiliate investments	(1,623)	1,895	3,870	15,882	7,396
Affiliate investments	(3,856)	—	1,953	4,828	7,733
Control investments	—	9,079	838	(2,290)	(1,498)
Net realized gains (losses)	(5,479)	10,974	6,661	18,420	13,631
Net unrealized appreciation (depreciation):
Investments	10,941	6,367	(2,878)	1,811	(45,234)
Foreign currency borrowings	—	—	—	404	1,071
Net unrealized appreciation (depreciation)	10,941	6,367	(2,878)	2,215	(44,163)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	5,462	17,341	3,783	20,635	(30,532)
Loss on extinguishment of debt	(365)	(158)	(829)	(413)	—
Provision for taxes	(220)	(908)	(552)	(539)	(3,122)
Net increase in net assets resulting from operations	$25,391	$56,771	$60,064	$81,212	$28,362
Net investment income per share — basic and diluted	$1.62	$2.07	$2.16	$2.23	$2.08
Net increase in net assets resulting from operations per share — basic and diluted	$1.99	$2.90	$2.25	$2.94	$0.95
Net asset value per common share	$12.09	$14.68	$15.30	$16.10	$16.11
Dividends/distributions declared per common share	$1.65	$1.77	$2.02	$2.16	$2.56
Weighted average number of shares outstanding — basic and diluted	12,763	19,555	26,741	27,576	29,775

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$325,991	$507,079	$706,803	$664,373	$887,223
Cash and cash equivalents	54,820	66,868	72,300	133,304	78,759
Interest and fees receivable	868	1,884	2,650	5,256	7,409
Prepaid expenses and other current assets	119	623	403	832	389
Deferred financing fees	6,200	6,683	12,323	11,064	10,217
Property and equipment, net	47	58	56	60	109
Total assets	$388,045	$583,195	$794,535	$814,889	$984,106
Liabilities:
Accounts payable and accrued liabilities	$2,269	$4,117	$6,406	$7,494	$7,145
Interest payable	2,388	3,522	3,137	3,018	3,365
Taxes payable	198	1,403	3,211	1,065	2,505
Deferred revenue	37	—	—	—	—
Deferred income taxes	209	629	1,342	3,514	3,364
Borrowings under credit facility	—	15,000	—	11,221	62,620
Notes	—	—	149,500	149,500	149,500
SBA-guaranteed debentures payable	202,465	224,237	213,605	193,285	224,780
Total liabilities	207,566	248,908	377,200	369,097	453,279
Net assets	180,479	334,287	417,335	445,792	530,827
Total liabilities and net assets	$388,045	$583,195	$794,535	$814,889	$984,106
Other data:
Weighted average yield on total investments(1)	13.7%	13.9%	13.3%	12.8%	11.6%
Number of portfolio companies	48	63	82	79	91
Expense ratios (as percentage of average net assets):
General and administrative expenses	5.3%	4.4%	4.0%	4.4%	4.4%
Interest and other financing fees	5.4	4.1	4.0	4.7	4.4
Total expenses	10.7%	8.5%	8.0%	9.1%	8.8%
Total expenses, including provision for taxes	10.8%	8.8%	8.2%	9.2%	9.5%

(1)	Excludes non-accrual debt investments.

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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of December 31, 2014 and 2013, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was 13.0% and 14.1%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was 11.6% and 12.8% as of December 31, 2014 and 2013, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was 10.8% and 12.4% as of December 31, 2014 and 2013, respectively.
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
Portfolio Composition
The total value of our investment portfolio was $887.2 million as of December 31, 2014, as compared to $664.4 million as of December 31, 2013. As of December 31, 2014, we had investments in 91 portfolio companies with an aggregate cost of $922.1 million. As of December 31, 2013, we had investments in 79 portfolio companies with an aggregate cost of $653.8 million. As of both December 31, 2014 and 2013, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2014 and December 31, 2013, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%
Investment Activity
During the year ended December 31, 2014, we made twenty eight new investments, including recapitalizations of existing portfolio companies, totaling $429.7 million, additional debt investments in eleven existing portfolio companies of $37.6 million and additional equity investments in six existing portfolio companies totaling $7.3 million. We had sixteen portfolio company loans repaid at par totaling $150.5 million, which resulted in realized gains totaling $0.8 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling $30.9 million. We converted debt investments in two portfolio companies into equity investments and recognized net realized losses on such conversions totaling $11.0 million. We wrote-off investments in five portfolio companies and recognized realized losses on the write-offs of $13.9 million. In addition, we received proceeds related to the sales of certain equity securities of our portfolio companies totaling $51.5 million and recognized net realized gains on such sales totaling $37.7 million in the year ended December 31, 2014.

During the year ended December 31, 2013, we made eleven new investments, including recapitalizations of existing portfolio companies, totaling $137.6 million, additional debt investments in fourteen existing portfolio companies of $33.4 million and additional equity investments in six existing portfolio companies totaling $3.3 million. In addition, we sold equity investments in seventeen portfolio companies for total proceeds of $34.0 million, resulting in realized gains totaling $19.3 million. We had nineteen portfolio company loans repaid at par totaling $183.8 million, which resulted in realized gains totaling $4.8 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling $40.0 million. We had three portfolio company loans settled at less than par with proceeds totaling $1.7 million and recognized realized losses of $5.7 million in the year ended December 31, 2013.
Total portfolio investment activity for the years ended December 31, 2014 and 2013 was as follows:

December 31, 2014	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	350,468,766	84,551,106	38,924,210	632,000	—	474,576,082
Investment reclass	3,888,934	(13,816,934)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(40,269,176)	(11,622,546)	—	(51,891,722)
Loan origination fees received	(5,806,250)	(1,667,928)	—	—	—	(7,474,178)
Principal repayments received	(169,938,002)	(201,979)	—	—	—	(170,139,981)
PIK interest earned	14,081,818	1,455,931	—	—	—	15,537,749
PIK interest payments received	(10,820,010)	—	—	—	—	(10,820,010)
Accretion of loan discounts	960,366	34,687	—	—	—	995,053
Accretion of deferred loan origination revenue	3,623,231	197,285	—	—	—	3,820,516
Realized gain (loss)	(23,219,759)	—	26,815,709	10,035,378	—	13,631,328
Unrealized gain (loss)	(17,329,645)	(1,268,686)	(13,988,138)	(12,725,435)	(73,000)	(45,384,904)
Fair value, end of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
Weighted average yield on debt investments at end of period(1)						13.0%
Weighted average yield on total investments at end of period(1)						11.6%
Weighted average yield on total investments at end of period						10.8%

(1)	Excludes non-accrual debt investments.

December 31, 2013	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	143,261,733	20,275,476	8,636,995	2,146,000	—	174,320,204
Investment Reclass	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(24,007,653)	(10,010,193)	—	(34,017,846)
Loan origination fees received	(1,850,794)	(300,000)	—	—	—	(2,150,794)
Principal repayments received	(200,771,121)	(12,565,473)	—	—	—	(213,336,594)
PIK interest earned	16,032,871	987,624	—	—	—	17,020,495
PIK interest payments received	(11,535,063)	(507,608)	—	—	—	(12,042,671)
Accretion of loan discounts	1,484,751	—	—	—	—	1,484,751
Accretion of deferred loan origination revenue	3,650,384	239,808	—	—	—	3,890,192
Realized gain (loss)	(914,551)	—	11,408,362	7,925,733	—	18,419,544
Unrealized gain (loss)	(3,015,754)	31,513	4,918,363	2,108,063	(59,000)	3,983,185
Fair value, end of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
Weighted average yield on debt investments at end of period(1)						14.1%
Weighted average yield on total investments at end of period(1)						12.8%
Weighted average yield on total investments at end of period						12.4%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2014, the fair value of our non-accrual assets was $26.9 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was $53.1 million, which comprised 5.8% of the total cost of our portfolio. As of December 31, 2013, the fair value of our non-accrual assets was $7.1 million, which comprised 1.1% of the total fair value of our portfolio, and the cost of our non-accrual assets was $27.0 million, which comprised 4.1% of the total cost of our portfolio. Our non-accrual assets as of December 31, 2014 were as follows:
CRS Reprocessing, LLC
In September 2014, we placed our debt investments in CRS Reprocessing, LLC, or CRS, on non-accrual status effective with the monthly payment due August 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in CRS for financial reporting purposes. In the year ended December 31, 2014, we recorded unrealized depreciation of $15.2 million on our debt investments in CRS. As of December 31, 2014, the cost of our debt investments in CRS was $25.9 million and the fair value of such investments was $10.7 million.
Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. In the year ended December 31,

2014, we recognized total unrealized appreciation on our debt investments in Gerli of $0.2 million. As of December 31, 2014, the cost of our debt investments in Gerli was $3.4 million and the fair value was $0.9 million.
Minco Technology Labs, LLC
In December 2013, we placed our debt investment in Minco Technology Labs, LLC, or Minco, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Minco for financial reporting purposes. During the year ended December 31, 2014, we recorded unrealized appreciation of $3.0 million on our debt investment in Minco. As of December 31, 2014, the cost of our debt investment in Minco was $5.5 million and the fair value of such investment was $5.0 million.
PartsNow!, LLC
In October 2014, we placed our debt investment in PartsNow!, LLC, or PartsNow, on non-accrual status effective with the quarterly payment due September 30, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PartsNow for financial reporting purposes. During the year ended December 31, 2014, we recorded unrealized depreciation of $5.3 million on our debt investment in PartsNow. As of December 31, 2014, the cost of our debt investment in PartsNow was $11.5 million and the fair value of such investment was $6.2 million.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. During the year ended December 31, 2014, we recorded unrealized depreciation of $2.8 million on our debt investment in PowerDirect. As of December 31, 2014, the cost of our debt investment in PowerDirect was $6.6 million and the fair value of such investment was $3.8 million.
Venture Technology Groups, Inc.
In November 2012, we placed our debt investments in Venture Technology Groups, Inc. or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognized interest income on our debt investments in VTG for financial reporting purposes. In December 2014, we wrote-off one of our subordinated debt investments in VTG and recognized a realized loss totaling $5.5 million. During the year ended December 31, 2014, we recorded unrealized depreciation of $10,000 on our remaining debt investment in VTG. As of December 31, 2014, the cost of our remaining debt investment in VTG was $0.2 million and the fair value of such investment was $0.2 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of December 31, 2014, we had debt investments in three portfolio companies (our subordinated notes to Capital Contractors, Inc., our subordinated note to DCWV Acquisition Corporation and our term loan B senior note to FCL Graphics, Inc.) that were on non-accrual status only with respect to the PIK interest component of the loans. As of December 31, 2014, the fair value of these debt investments was $9.9 million, or 1.1% of the total fair value of our portfolio and the cost of these debt investments was $16.9 million, or 1.8% of the total cost of our portfolio.
Results of Operations
Comparison of years ended December 31, 2014 and December 31, 2013
Investment Income
For the year ended December 31, 2014, total investment income was $104.5 million, a 3% increase from $101.0 million of total investment income for the year ended December 31, 2013. The increase of $3.5 million was primarily due to (i) higher average portfolio loan balances from December 31, 2013 to December 31, 2014 and (ii) an increase in non-recurring dividend income of $2.3 million. These increases were partially offset by a decrease in non-recurring fee income of $2.0 million, a $4.2 million decrease in investment income relating to non-accrual assets and a decrease in the weighted average yield on our debt investments from December 31, 2013 to December 31, 2014. Non-recurring fee income was $5.0 million for the year ended December 31, 2014, as compared to $7.1 million for the year ended December 31, 2013, and non-recurring dividend income was $6.5 million for the year ended December 31, 2014, as compared to $4.2 million for the year ended December 31, 2013.
Operating Expenses
For the year ended December 31, 2014, operating expenses increased by 8% to $42.5 million from $39.5 million for the year ended December 31, 2013. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the year ended December 31, 2014, interest and other financing fees increased by 5% to $21.2 million from $20.2 million for the year ended December 31, 2013. The increase in interest and other financing fees was related to an increase in interest on borrowings under our Credit Facility of $0.6 million for the year ended December 31, 2014 and an increase in interest and financing fees on our SBA-guaranteed debentures of $0.3 million for the year ended December 31, 2014.
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
For the year ended December 31, 2014, general and administrative expenses increased by 11% to $21.3 million from $19.3 million for the year ended December 31, 2013. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) increased to 20.4% for the year ended December 31, 2014 from 19.1% for the year ended December 31, 2013. The increase in general and administrative expenses in the year ended December 31, 2014 was primarily related to increased equity-based compensation.
Net Investment Income
As a result of the $3.5 million increase in total investment income and the $3.0 million increase in expenses, net investment income for the year ended December 31, 2014 was $62.0 million compared to net investment income of $61.5 million during the year ended December 31, 2013.
Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2014, we recognized net realized gains totaling $13.6 million, which consisted of net gains on the sales/repayments of thirteen non-control/non-affiliate investments totaling $24.1 million and gains on the sales of two affiliate equity investments of $14.4 million, offset by (i) a loss on the restructuring of one non-control/non-affiliate investment totaling $10.8 million, (ii) a loss relating to the write-off of one non-control/non-affiliate investment totaling $5.9 million, (iii) losses on the write-offs of two affiliate investments of $6.7 million, (iv) a loss on the restructuring of one control investment totaling $0.5 million and (v) a loss relating to the write-off of one control investment of $1.0 million. In addition, for the year ended December 31, 2014, we recorded net unrealized depreciation of investments totaling $45.2 million, consisting of net unrealized depreciation on our current portfolio of $32.5 million and net unrealized depreciation reclassification adjustments of $12.7 million related to the realized gains and losses noted above.
For the year ended December 31, 2013, we realized a gain on the sale of one control equity investment of $0.7 million, a loss on the sale/repayment of one control investment of $3.0 million, gains on the sale of four affiliate equity investments of $8.3 million, a loss on the sale/repayment of one affiliate investment of $3.4 million and gains on the sales/repayments of fourteen non-control/non-affiliate equity investments totaling $15.9 million. In addition, for the year ended December 31, 2013, we recorded net unrealized appreciation of investments totaling $1.8 million, consisting of net unrealized appreciation on our current portfolio of $16.6 million and net unrealized depreciation reclassification adjustments of $14.8 million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets from operations during the year ended December 31, 2014 was $28.4 million as compared to $81.2 million for the year ended December 31, 2013.
Comparison of years ended December 31, 2013 and December 31, 2012
Investment Income
For the year ended December 31, 2013, total investment income was $101.0 million, a 12% increase from $90.4 million of total investment income for the year ended December 31, 2012. This increase was primarily attributable to a $10.8 million increase in total loan interest, fee and dividend income (including PIK interest income). The increase in total loan interest, fee and dividend income was due to (i) a higher average portfolio loan balance from December 31, 2012 to December 31, 2013, and (ii) an increase in non-recurring fee income of $2.7 million, (iii) an increase in non-recurring dividend income of $2.6 million and (iv) non-recurring PIK interest income of $1.3 million in the year ended December 31, 2013. Non-recurring fee income was $7.1 million for the year ended December 31, 2013, as compared to $4.4 million for the year ended December 31, 2012, and non-recurring dividend income was $4.2 million for the year ended December 31, 2013, as compared to $1.5 million for the year ended December 31, 2012.
Operating Expenses
For the year ended December 31, 2013, operating expenses increased by 21% to $39.5 million from $32.7 million for the year ended December 31, 2012. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the year ended December 31, 2013, interest and other financing fees increased by 23.3% to $20.2 million from $16.4 million for the year ended December 31, 2012. The increase in interest and other financing fees was related to (i) an increase in interest on our 2019 Notes, which were issued in the first quarter of 2012, of $0.8 million for the year ended December 31, 2013, (ii) an increase in interest on our 2022 Notes, which were issued in the fourth quarter of 2012, of $4.1 million for the year ended December 31, 2013, and (iv) an increase of $0.4 million in amortization of deferred financing fees related to costs associated with the 2019, the 2022 Notes and the Credit Facility, partially offset by lower interest expense related to SBA-guaranteed debentures for the year ended December 31, 2013 versus the year ended December 31, 2012. The decrease in interest expense on SBA-guaranteed debentures was related lower SBA loan balances and lower weighted average rates on outstanding SBA-guaranteed debentures for the year ended December 31, 2013 as compared to loan balances and weighted average rates on outstanding SBA-debentures for the year ended December 31, 2012.
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
For the year ended December 31, 2013, general and administrative expenses increased by 18.2% to $19.3 million from $16.3 million for the year ended December 31, 2012. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) decreased to 19.1% for the year ended December 31, 2013 from 18.0% for the year ended December 31, 2012. The increase in general and administrative expenses in the year ended December 31, 2013 was primarily related to increased headcount, increased discretionary compensation related to successful investment performance and investment realization, as well as increased equity-based compensation.

Net Investment Income
As a result of the $10.7 million increase in total investment income and the $6.8 million increase in expenses, net investment income for the year ended December 31, 2013 was $61.5 million compared to net investment income of $57.7 million during the year ended December 31, 2012.
Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2013, we realized a gain on the sale of one control equity investment of $0.7 million, a loss on the sale/repayment of one control investment of $3.0 million, gains on the sale of four affiliate equity investments of $8.3 million, a loss on the sale/repayment of one affiliate investment of $3.4 million and gains on the sales/repayments of fourteen non-control/non-affiliate equity investments totaling $15.9 million. In addition, for the year ended December 31, 2013, we recorded net unrealized appreciation of investments totaling $1.8 million, consisting of net unrealized appreciation on our current portfolio of $16.6 million and net unrealized depreciation reclassification adjustments of $14.8 million related to the realized gains and losses noted above.
For the year ended December 31, 2012, we realized a gain on the sale of one control equity investment of $0.8 million, gains on the sale of three affiliate equity investments of $2.0 million, gains on the sales of five non-control/non-affiliate equity investments totaling $3.4 million and gains on the repayment of two non-control/non-affiliate debt investments totaling $0.5 million. In addition, for the year ended December 31, 2012, we recorded net unrealized depreciation of investments totaling $2.9 million, consisting of net unrealized appreciation on our current portfolio of $1.7 million and net unrealized depreciation reclassification adjustments of $4.6 million related to the realized gains and losses noted above.
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
Cash Flows
For the year ended December 31, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $54.5 million. During that period, our operating activities used $188.3 million in cash, consisting primarily of new portfolio investments of $474.6 million, partially offset by repayments received from portfolio companies and proceeds from the sales of investments totaling $222.0 million. In addition, financing activities provided cash of $133.8 million, consisting primarily of proceeds from a public offering of common stock of $127.7 million, borrowings under SBA-guaranteed debentures of $31.3 million and borrowings under our Credit Facility of $92.5 million, offset by cash dividends paid in the amount of $74.3 million and repayments of our Credit Facility of $40.0 million. At December 31, 2014, we had $78.8 million of cash and cash equivalents on hand.
For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents in the amount of $61.0 million. During that period, our operating activities generated $127.4 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from the sales of investments totaling $247.4 million, partially offset by purchases of portfolio investments of $174.3 million. In addition, financing activities used cash of $66.3 million, consisting primarily of cash dividends paid in the amount of $56.7 million, voluntary prepayments of SBA-guaranteed debentures of $20.5 million, partially offset by borrowings under our

Credit Facility of $11.6 million. At December 31, 2013, we had $133.3 million of cash and cash equivalents on hand.
For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $5.4 million. During that period, our operating activities used $130.6 million in cash, consisting primarily of new portfolio investments of $348.9 million, partially offset by repayments received from portfolio companies and proceeds from the sales of investments of $159.3 million. In addition, financing activities provided $136.0 million of cash, consisting primarily of proceeds from a public offering of common stock of $77.1 million, borrowings under SBA-guaranteed debentures of $30.0 million, proceeds from offerings of notes of $149.5 million and borrowings under our Credit Facility of $26.0 million, offset by cash dividends paid in the amount of $51.8 million, repayments of SBA-guaranteed debentures of $40.8 million, repayments of our prior credit facility of $41.0 million and financing fees paid in the amount of $7.6 million. At December 31, 2012, we had $72.3 million of cash and cash equivalents on hand.
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
As of December 31, 2014, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time fee of 1.0% on the total commitment from the SBA, we also pay a one–time fee of 2.425% on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2014 was 4.03%.
In June 2013, we entered into a second amended and restated senior secured credit facility, or Credit Facility, to provide liquidity in support of our investment and operational activities. The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced our $165.0 million senior secured credit facility entered into in September 2012, or the Prior Facility. The Credit Facility, which matures on September 17, 2017, allows us to borrow foreign currencies directly under the Credit Facility.
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
Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The applicable LIBOR rate depends upon the term (30, 90, or 180 days) of a draw under the Credit Facility, at our election. We pay a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on our Consolidated Statements of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments.
As of December 31, 2014, we had United States dollar borrowings of $48.0 million outstanding under the Credit Facility with an interest rate of 2.91% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($14.6 million United States dollars) outstanding under the credit facility with an interest rate of 4.03%.The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the credit facility borrowings is included in appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of December 31, 2014, we were in compliance with all covenants of the Credit Facility.
In March 2012, we issued $69.0 million of 2019 Notes. The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were $66.7 million.
In October 2012, we issued $70.0 million of 2022 Notes and in November 2012, we issued $10.5 million of 2022 Notes. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2015. The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were $77.8 million.
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
Distributions to Stockholders
We have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our qualification as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We met our minimum distribution requirements for 2014, 2013 and 2012 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.
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
Our investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, we determine the fair value of our investments in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by our management with the assistance of certain third-party advisors and subsequently approved by our Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Our valuation process is led by our executive officers and managing directors. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent valuation firms, Duff & Phelps, LLC and Lincoln Partners Advisors LLC, collectively, the “Valuation Firms,” to provide third-party reviews of certain investments, as described further below. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
The Valuation Firms provide third-party valuation consulting services to us which consist of certain limited procedures that we identified and requested the Valuation Firms to perform, which we refer to herein as the Procedures. The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
The total number of investments and the percentage of our portfolio that we asked the Valuation Firms to perform such procedures on are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
During 2012, we experienced a $1.7 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $4.6 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses. During 2013, we experienced a $17.0 million increase in the fair value of our investment portfolio related to unrealized appreciation of investments, exclusive of $14.8 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses and in 2014, we experienced a $31.5 million decrease in the fair value of our investment portfolio related to unrealized depreciation of investments, exclusive of $12.7 million of unrealized depreciation reclassification adjustments related to certain realized gains and losses.
As of December 31, 2014, the fair value of our non-accrual assets was $26.9 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was $53.1 million, or 5.8% of the total cost of our portfolio.
In addition to our non-accrual assets, as of December 31, 2014, we had debt investments in three portfolio companies (our subordinated notes to Capital Contractors, Inc., our subordinated note to DCWV Acquisition Corporation and our term loan B senior note to FCL Graphics, Inc.) that were on non-accrual only with respect to the PIK interest component of the loans. As of December 31, 2014, the fair value of these debt investments was $9.9 million, or 1.1% of the total fair value of our portfolio and the cost of these assets was $16.9 million, or 1.8% of the total cost of our portfolio.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2014, we were not a party to any hedging arrangements.
As of December 31, 2014, 90.2%, or $739.8 million (at cost) of our debt portfolio investments bore interest at fixed rates and 9.8%, or $80.7 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either Prime-based or LIBOR-based. A 200 basis point increase or decrease in the interest rates on our variable-rate debt investments would increase or decrease, as applicable, our investment income by $1.6 million on an annual basis. All of our pooled SBA-guaranteed debentures, our 2019 Notes and our 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The applicable LIBOR rate depends upon the term (30, 90 or 180 days) of a draw under the Credit Facility, at our election.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of December 31, 2014, we had non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($14.6 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%.
Related Party Transactions
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. "Making available significant managerial assistance" refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During the year ended December 31, 2014, we received management and other fees totaling $0.9 million from SRC, Inc., a 100%-owned control investment, which were recognized as fee income on the Consolidated Statements of Operations.
Contractual Obligations
As of December 31, 2014, our future fixed commitments for cash payments were as follows:

	Total	2015	2016-2017	2018-2019	2020 and Thereafter
SBA-guaranteed debentures payable	$224,779,806	$—	$7,579,806	$22,000,000	$195,200,000
Interest due on SBA-guaranteed debentures payable	60,022,502	8,783,323	17,740,472	17,124,308	16,374,399
Credit Facility borrowings	62,619,883	—	62,619,883	—	—
Interest and fees on Credit Facility(1)	6,190,671	2,434,485	3,756,186	—	—
Unused commitments to extend credit	24,220,617	24,220,617	—	—	—
Notes	149,500,000	—	—	69,000,000	80,500,000
Interest on Notes	61,582,500	9,961,875	19,923,750	16,301,250	15,395,625
Operating lease payments(2)	1,873,183	407,417	842,558	623,208	—
Total	$590,789,162	$45,807,717	$112,462,655	$125,048,766	$307,470,024

(1)
Amounts represent (i) unused credit facility fees calculated at a rate of 0.375% of the unused amount, which was $102.4 million as of December 31, 2014, (ii) interest expense calculated at a rate of 3.172% of outstanding credit facility borrowings, which were $62.6 million as of December 31, 2014 and (iii) annual fees of the credit facility administrative agent.

(2)
We lease our corporate office facility under an operating lease that terminates on May 31, 2019. We believe that our existing facilities will be adequate to meet our needs through 2015, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments
In January 2015, we invested $22.0 million in subordinated debt and equity of Nomacorc, LLC, a producer of synthetic wine corks. Under the terms of the investment, the subordinated debt bears interest at a rate of 11.8%.
In February 2015, our Board of Directors granted 350,000 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of $7.6 million, which will be expensed on a straight-line basis over a four year vesting period.
In February 2015, we sold, in an underwritten public offering, $86.3 million in aggregate principal amount of 6.375% notes due 2022 resulting in net proceeds to us, after underwriting discounts and offering expenses, of $83.3 million. The notes will mature on March 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2018. The notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015.
In February 2015, we invested $32.1 million in subordinated debt and equity of NB Products, Inc., a designer and distributor of branded and private label products, primarily high-performance work apparel and accessories. Under the terms of the investment, the subordinated debt bears interest at a weighted average rate of 13.4%.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2014.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2014.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2014.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the Commission within 120 days after the date of our fiscal year-end, which was December 31, 2014.
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Triangle Capital Corporation Financial Statements:
(2) Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	F-43
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2014	F-44
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

3.2
Fourth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 on Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference).

Number	Exhibit
3.3
Certificate of Domestic Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant's Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4
Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Post-Effective Amendment No. 1 Registrant's Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2
Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

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

4.6
Form of 7.00% Note due 2019 (Included as part of Exhibit (d)(6) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated October 19, 2012 between Triangle Capital Corporation and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.8
Form of 6.375% Note due 2022 (Included as part of Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.9
Third Supplemental Indenture, dated February 6, 2015 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(12) to the Registrant's Post-Effective Amendment No. 1 on Form N-2 filed with the Securities and Exchange Commission on February 6, 2015 and incorporated herein by reference).

4.10
Form of 6.375% Note due 2022 (Included as part of Exhibit (d)(12) to the Registrant's Post-Effective Amendment No. 1 on Form N-2 filed with the Securities and Exchange Commission on February 6, 2015 and incorporated herein by reference).

10.1†
Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).

10.2†
Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

10.3
Custody Agreement between Triangle Capital Corporation and Branch Banking and Trust Company dated January 26, 2012. (Filed as Exhibit (j)(3) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

Number	Exhibit

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

Number	Exhibit
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

10.17
First Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated August 29, 2013. (Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 and incorporated herein by reference).

10.18
Second Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated November 13, 2013. (Filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 and incorporated herein by reference).

10.19
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
Date: March 2, 2015

TRIANGLE CAPITAL CORPORATION

By:	/s/ Garland S. Tucker, III
Name: Garland S. Tucker, III
Title: Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garland S. Tucker, III	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 2, 2015
Garland S. Tucker, III

/s/ E. Ashton Poole	President and Chief Operating Officer	March 2, 2015
E. Ashton Poole

/s/ Steven C. Lilly	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	March 2, 2015
Steven C. Lilly

/s/ C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	March 2, 2015
C. Robert Knox, Jr.

/s/ Brent P. W. Burgess	Chief Investment Officer and Director	March 2, 2015
Brent P. W. Burgess

/s/ W. McComb Dunwoody	Director	March 2, 2015
W. McComb Dunwoody

/s/ Mark M. Gambill	Director	March 2, 2015
Mark M. Gambill

/s/ Benjamin S. Goldstein	Director	March 2, 2015
Benjamin S. Goldstein

/s/ Simon B. Rich, Jr.	Director	March 2, 2015
Simon B. Rich, Jr.

/s/ Sherwood H. Smith, Jr.	Director	March 2, 2015
Sherwood H. Smith, Jr.

Triangle Capital Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 and 2013 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2014 and 2013, the consolidated results of its operations, changes in net assets, and its cash flows, for each of the three years in the period ended December 31, 2014, and the consolidated financial highlights for each of the five years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 2, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Triangle Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Triangle Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Capital Corporation, including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 2, 2015

Triangle Capital Corporation
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $717,233,688 and $528,021,069 at December 31, 2014 and 2013, respectively)	$693,312,886	$546,043,946
Affiliate investments (cost of $175,182,171 and $107,418,051 at December 31, 2014 and 2013, respectively)	178,935,236	107,536,534
Control investments (cost of $29,636,763 and $18,378,665 at December 31, 2014 and 2013, respectively)	14,975,000	10,792,709
Total investments at fair value	887,223,122	664,373,189
Cash and cash equivalents	78,759,026	133,304,346
Interest and fees receivable	7,409,105	5,255,760
Prepaid expenses and other current assets	389,105	831,544
Deferred financing fees	10,216,817	11,063,716
Property and equipment, net	108,753	60,525
Total assets	$984,105,928	$814,889,080
Liabilities:
Accounts payable and accrued liabilities	$7,144,673	$7,493,928
Interest payable	3,365,237	3,017,645
Taxes payable	2,506,031	1,064,544
Deferred income taxes	3,363,669	3,514,376
Borrowings under Credit Facility	62,619,883	11,221,246
Notes	149,500,000	149,500,000
SBA-guaranteed debentures payable	224,779,806	193,285,211
Total liabilities	453,279,299	369,096,950
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 32,950,288 and 27,697,483 shares issued and outstanding as of December 31, 2014 and 2013, respectively)	32,950	27,697
Additional paid in capital	542,119,994	409,042,893
Investment income in excess of distributions	12,926,514	8,610,735
Accumulated realized gains on investments	12,464,699	20,665,371
Net unrealized appreciation (depreciation) of investments	(36,717,528)	7,445,434
Total net assets	530,826,629	445,792,130
Total liabilities and net assets	$984,105,928	$814,889,080
Net asset value per share	$16.11	$16.10

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$71,236,560	$71,521,118	$61,903,487
Affiliate investments	16,431,960	12,022,682	12,835,193
Control investments	1,067,743	190,609	210,019
Total loan interest, fee and dividend income	88,736,263	83,734,409	74,948,699
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	12,157,132	12,661,244	11,486,261
Affiliate investments	3,368,546	4,335,276	3,421,855
Control investments	12,071	23,975	80,502
Total payment-in-kind interest income	15,537,749	17,020,495	14,988,618
Interest income from cash and cash equivalent investments	237,671	273,461	431,150
Total investment income	104,511,683	101,028,365	90,368,467
Operating expenses:
Interest and other financing fees	21,180,153	20,234,583	16,412,898
General and administrative expenses	21,315,182	19,264,885	16,293,172
Total operating expenses	42,495,335	39,499,468	32,706,070
Net investment income	62,016,348	61,528,897	57,662,397
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	7,396,233	15,882,401	3,869,571
Affiliate investments	7,732,820	4,828,062	1,953,166
Control investments	(1,497,725)	(2,290,919)	838,039
Net realized gains (losses)	13,631,328	18,419,544	6,660,776
Net unrealized appreciation (depreciation):
Investments	(45,234,198)	1,811,265	(2,878,015)
Foreign currency borrowings	1,071,236	404,408	—
Net unrealized appreciation (depreciation)	(44,162,962)	2,215,673	(2,878,015)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	(30,531,634)	20,635,217	3,782,761
Loss on extinguishment of debt	—	(412,673)	(829,811)
Provision for taxes	(3,122,266)	(539,561)	(551,830)
Net increase in net assets resulting from operations	$28,362,448	$81,211,880	$60,063,517
Net investment income per share — basic and diluted	$2.08	$2.23	$2.16
Net increase in net assets resulting from operations per share —basic and diluted	$0.95	$2.94	$2.25
Dividends/distributions per share:
Regular quarterly dividends/distributions	$2.16	$2.16	$2.02
Supplemental dividends/distributions	0.40	—	—
Total dividends/distributions	$2.56	$2.16	$2.02
Weighted average number of shares outstanding — basic and diluted	29,775,099	27,576,302	26,740,776

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation)
	Number of Shares	Par Value					Total Net Assets
Balance, January 1, 2012	22,774,726	$22,775	$318,297,269	$6,847,486	$1,011,649	$8,107,776	$334,286,955
Net investment income	—	—	—	57,662,397	—	—	57,662,397
Stock-based compensation	—	—	3,030,757	—	—	—	3,030,757
Realized gain (loss) on investments	—	—	—	—	6,660,776	(4,584,872)	2,075,904
Net unrealized gains on investments	—	—	—	—	—	1,706,857	1,706,857
Loss on extinguishment of debt	—	—	—	(829,811)	—	—	(829,811)
Provision for taxes	—	—	—	(551,830)	—	—	(551,830)
Return of capital and other tax related adjustments	—	—	4,461,480	(1,256,028)	(3,205,452)	—	—
Dividends/distributions declared	147,139	147	3,299,884	(55,089,053)	—	—	(51,789,022)
Taxes paid on deemed distribution of long term capital gains	—	—	—	—	(2,494,033)	—	(2,494,033)
Public offerings of common stock	4,255,000	4,255	77,118,719	—	—	—	77,122,974
Issuance of restricted stock	235,086	235	(235)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(127,153)	(127)	(2,885,777)	—	—	—	(2,885,904)
Balance, December 31, 2012	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
Net investment income	—	—	—	61,528,897	—	—	61,528,897
Stock-based compensation	—	—	3,980,708	—	—	—	3,980,708
Realized gain (loss) on investments	—	—	—	—	18,419,544	(14,783,919)	3,635,625
Net unrealized gains on investments / foreign currency	—	—	—	—	—	16,999,592	16,999,592
Loss on extinguishment of debt	—	—	—	(412,673)	—	—	(412,673)
Provision for taxes	—	—	—	(539,561)	—	—	(539,561)
Return of capital and other tax related adjustments	—	—	(1,159,313)	886,426	272,887	—	—
Dividends/distributions declared	103,255	103	2,899,710	(59,635,515)	—	—	(56,735,702)
Issuance of restricted stock	309,430	309	(309)	—	—	—	—
Balance, December 31, 2013	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
Net investment income	—	—	—	62,016,348	—	—	62,016,348
Stock-based compensation	—	—	5,840,464	—	—	—	5,840,464
Realized gain (loss) on investments	—	—	—	—	13,631,328	(12,675,593)	955,735
Net unrealized losses on investments / foreign currency	—	—	—	—	—	(31,487,369)	(31,487,369)
Provision for taxes	—	—	—	(3,122,266)	—	—	(3,122,266)
Return of capital and other tax related adjustments	—	—	(898,637)	3,105,980	(2,207,343)	—	—
Dividends/distributions declared	123,943	124	3,017,820	(57,684,283)	(19,624,657)	—	(74,290,996)
Public offering of common stock	4,945,000	4,945	127,725,669				127,730,614
Issuance of restricted stock	282,630	282	(282)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(98,768)	(98)	(2,607,933)	—	—	—	(2,608,031)
Balance, December 31, 2014	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,362,448	$81,211,880	$60,063,517
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(474,576,082)	(174,320,204)	(348,938,154)
Repayments received/sales of portfolio investments	222,031,703	247,354,440	159,278,326
Loan origination and other fees received	7,474,178	2,150,794	5,631,915
Net realized gain on investments	(13,631,328)	(18,419,544)	(6,660,776)
Net unrealized (appreciation) depreciation on investments	45,384,904	(3,983,185)	2,164,302
Net unrealized appreciation on foreign currency borrowings	(1,071,236)	(404,408)	—
Deferred income taxes	(150,707)	2,171,920	713,714
Payment-in-kind interest accrued, net of payments received	(4,717,739)	(4,977,824)	(5,885,069)
Amortization of deferred financing fees	1,655,923	1,547,332	1,150,466
Loss on extinguishment of debt	—	412,673	829,811
Accretion of loan origination and other fees	(3,820,516)	(3,890,192)	(3,414,778)
Accretion of loan discounts	(995,053)	(1,484,751)	(1,899,914)
Accretion of discount on SBA-guaranteed debentures payable	184,595	180,632	177,075
Depreciation expense	48,363	40,151	33,038
Stock-based compensation	5,840,464	3,980,708	3,030,757
Changes in operating assets and liabilities:
Interest and fees receivable	(2,153,345)	(2,605,582)	(766,783)
Prepaid expenses and other current assets	442,439	(428,421)	220,195
Accounts payable and accrued liabilities	(349,255)	1,088,358	2,288,748
Interest payable	347,592	(118,929)	(385,358)
Taxes payable	1,441,487	(2,146,445)	1,808,123
Net cash provided by (used in) operating activities	(188,251,165)	127,359,403	(130,560,845)
Cash flows from investing activities:
Purchases of property and equipment	(96,591)	(45,141)	(30,269)
Net cash used in investing activities	(96,591)	(45,141)	(30,269)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	31,310,000	—	30,000,000
Repayments of SBA-guaranteed debentures payable	—	(20,500,000)	(40,810,000)
Borrowings under credit facility	92,469,873	11,625,654	26,000,000
Repayments of borrowings under credit facility	(40,000,000)	—	(41,000,000)
Proceeds from notes	—	—	149,500,000
Financing fees paid	(809,024)	(700,291)	(7,620,818)
Proceeds from public stock offerings, net of expenses	127,730,614	—	77,122,974
Common stock withheld for taxes upon vesting of restricted stock	(2,608,031)	—	(2,885,904)
Taxes paid on deemed distribution of long-term capital gains	—	—	(2,494,033)
Cash dividends/distributions paid	(74,290,996)	(56,735,702)	(51,789,022)
Net cash provided by (used in) financing activities	133,802,436	(66,310,339)	136,023,197
Net increase (decrease) in cash and cash equivalents	(54,545,320)	61,003,923	5,432,083
Cash and cash equivalents, beginning of year	133,304,346	72,300,423	66,868,340
Cash and cash equivalents, end of year	$78,759,026	$133,304,346	$72,300,423
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,330,991	$17,980,390	$15,075,903
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$3,017,944	$2,899,813	$3,300,031
See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,892,286	$12,699,948	$12,699,948
		Common Units (1,250 units)		1,250,000	2,253,000
			12,892,286	13,949,948	14,952,948

AGM Automotive, LLC (5%)*	Auto Industry Interior Components Supplier	Subordinated Note (10% Cash, 3% PIK, Due 07/19)	25,583,924	25,139,063	25,139,063
		Class A Units (1,500,000 units)		1,500,000	2,858,000
			25,583,924	26,639,063	27,997,063

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	23,000,000	22,679,661	22,679,661
		Class A Units (2,129,032 units)		2,129,032	2,367,000
			23,000,000	24,808,693	25,046,661

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,102,000
				516,867	1,102,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,540,605	13,356,317	13,356,317
		Common Stock (138 shares)		1,300,000	1,653,000
			13,540,605	14,656,317	15,009,317

BFN Operations LLC (3%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 03/16)	18,274,695	17,996,182	15,768,000
			18,274,695	17,996,182	15,768,000

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	240,000
				237,301	240,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,189,999	11,974,291	11,974,291
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,189,999	12,974,291	12,974,291

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15) (5)	9,761,380	9,543,757	6,648,000
		Common Stock Warrants (20 shares)		492,000	—
			9,761,380	10,035,757	6,648,000

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	411,000
				119,735	411,000

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	10,000,000	9,956,076	9,956,076
		Class A Units (22,561 units)		906,604	2,163,000
			10,000,000	10,862,680	12,119,076

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,299,494	15,299,494
		Preferred Stock (703 shares)		554,458	547,000
		Common Stock (1,000,000 shares)		100,000	—
			15,505,583	15,953,952	15,846,494

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (9% Cash, 5% PIK Due 04/15)	10,258,619	10,249,950	10,249,950
		Warrant (263 shares)		276,100	119,000
			10,258,619	10,526,050	10,368,950

CP Power Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Senior Note (3.7% cash, Due 06/15)	1,140,000	1,140,000	1,140,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,057,486	13,206,015	6,974,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,217,209	12,705,812	3,755,000
		Series C Preferred Units (30 units)		288,342	—
		Common Unit Warrant (1,406 units)		1,759,556	—
		Series D Preferred Units (16 units)		107,074	—
		Series E Preferred Units (5 units)		31,651	—
			29,414,695	29,238,450	11,869,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

CWS Acquisition Corp. (3%)*	Manufacturer of Custom Windows and Sliding Doors	Subordinated Note (11% Cash, 2% PIK, Due 01/20)	$16,238,028	$15,975,521	$15,975,521
		1,500,000 Class A Units		1,500,000	1,500,000
			16,238,028	17,475,521	17,475,521

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 12/18)	8,000,000	7,867,746	7,867,746
		Common Units (45,492 units)		500,000	669,000
			8,000,000	8,367,746	8,536,746

DataSource Incorporated (1%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	4,865,035	4,758,855	4,758,855
		Common Units (47 units)		1,000,000	986,000
			4,865,035	5,758,855	5,744,855

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17) (5)	6,518,211	6,166,804	3,260,000
		Series A Preferred Equity (500 shares)		500,000	—
			6,518,211	6,666,804	3,260,000

DialogDirect, Inc. (4%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 1.5% PIK, Due 04/20)	24,067,084	23,835,050	23,835,050
			24,067,084	23,835,050	23,835,050

DLC Acquisition, LLC (4%)*	Staffing Firm	Senior Note (10% Cash, Due 07/19)	21,750,000	21,315,528	21,315,528
			21,750,000	21,315,528	21,315,528

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,236,264	7,127,844	7,127,844
		Series A Units (600,000 units)		600,000	336,000
			7,236,264	7,727,844	7,463,844

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,376,429	7,262,454	5,578,000
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	—
			7,376,429	9,042,142	5,578,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	487,000
				285,000	487,000

FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (4.7% Cash, Due 09/16)	1,196,615	1,196,615	1,002,000
		Senior Note (7.8% Cash, 2% PIK, Due 09/16) (5)	1,219,837	1,207,439	—
			2,416,452	2,404,054	1,002,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,917,430	7,784,193	7,784,193
		Common Units (1,000,000 units)		1,000,000	1,125,000
			7,917,430	8,784,193	8,909,193

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (12% Cash, 2% PIK, Due 08/18)	11,561,375	11,388,555	11,388,555
			11,561,375	11,388,555	11,388,555

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,368,102	4,200,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,462,629	8,618,102	4,200,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17)	12,613,686	12,613,686	10,127,000
			12,613,686	12,613,686	10,127,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Gilchrist & Soames, Inc. (7%)*	Manufacturer of Personal Care Products	Subordinated Debt (10% Cash, 1.5% PIK, Due 11/19)	$35,064,167	$34,539,167	$34,539,167
			35,064,167	34,539,167	34,539,167

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,213,179	21,794,748	21,794,748
			22,213,179	21,794,748	21,794,748

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Subordinated Note (19% Cash, Due 11/18)	2,953,125	2,936,635	2,936,635
		Subordinated Note (14% Cash, Due 11/18)	3,234,375	3,043,787	3,043,787
		Unit Purchase Warrant (7,817 units)		295,800	506,000
			6,187,500	6,276,222	6,486,422

Hickman's Egg Ranch, Inc. (3%)*	Egg Producer	Subordinated Note (12% Cash, Due 06/19)	15,049,229	14,771,894	14,771,894
			15,049,229	14,771,894	14,771,894

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	Limited Partnership Interest		705,243	796,000
				705,243	796,000

Huron, Inc. (3%)*	Parts Supplier to Automotive Industry	Subordinated Note (10% Cash, 3% PIK, Due 08/18)	13,750,964	13,689,208	13,689,208
			13,750,964	13,689,208	13,689,208

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,421,569	10,184,728	11,422,000
		Common Stock Purchase Warrant (487,877 shares)		2,411,000	2,525,000
			11,421,569	12,595,728	13,947,000

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	8,604,721	8,470,664	8,470,664
		Membership Interest Purchase Warrant (3%)		853,500	760,000
			8,604,721	9,324,164	9,230,664

IOS Acquisitions, Inc. (4%)*	Inspections and Repair Services for Oil Industry	Subordinated Note (12% Cash, 3.3% PIK, Due 06/18)	20,205,519	19,931,514	19,931,514
		Common Units (7,314 Class A Units)		1,699,847	1,664,000
			20,205,519	21,631,361	21,595,514

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,777,458	14,591,250	14,591,250
		Class A Common Units (1,268 units)		118,110	155,000
		Class A Preferred Units (132 units)		131,890	171,000
			14,777,458	14,841,250	14,917,250

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		58,995	2,322,000
				58,995	2,322,000

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,297,000
		Common Units (30,000 units)		30,000	1,513,000
				1,500,000	3,810,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,474,409	6,474,409
		Membership Units (1,216,204 units)		1,176,957	1,465,000
			6,545,455	7,651,366	7,939,409

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	16,800,137	16,606,535	16,606,535
		Class A-2 Common Units (1,979,524 units)		2,019,693	2,019,693
			16,800,137	18,626,228	18,626,228

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	6,342,724	5,484,627	5,000,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			6,342,724	5,988,534	5,000,000

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,886,000
				2,000,000	1,886,000

Nautic Partners VII, LP (0%)*	Multi-Sector Holdings	Limited Partnership Interest		243,519	243,519
				243,519	243,519

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
On Event Services, LLC (2%)*	Equipment Rentals	Subordinated Note (10% Cash, 2% PIK, Due 01/19)	$9,946,213	$9,782,913	$9,782,913
			9,946,213	9,782,913	9,782,913

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Subordinated Note (10% Cash, Due 11/19)	22,942,500	22,495,703	22,495,703
		Class A Preferred Units (15,000 units)		1,500,000	1,500,000
		Class A Common Units (15,000 units)		—	—
			22,942,500	23,995,703	23,995,703
Performance Health & Wellness Holdings, Inc. (2%)*	Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	6,735,850	6,592,236	6,648,000
		Class A Limited Partnership Units (15,000 units)		1,500,000	3,304,000
			6,735,850	8,092,236	9,952,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	7,535,807	6,613,149	3,778,000
		Common Unit Purchase Warrants		590,200	—
			7,535,807	7,203,349	3,778,000

Sheplers, Inc. (2%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,645,362	8,645,362
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,625,067	4,590,571	4,590,571
			13,375,067	13,235,933	13,235,933

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		725,083	725,083
				725,083	725,083

Specialized Desanders, Inc. (4%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,874,586	14,384,427
		LLP Units (2,000,000 units)		1,937,421	5,131,000
			16,110,043	17,812,007	19,515,427

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	1,787,000
				20,000	1,787,000

TACH Holdings, Inc. (f/k/a Trinity Consultants Holdings, Inc.) (3%)*	Air Quality Consulting Services	Subordinated Note (10% Cash, 3% PIK, Due 08/20)	15,174,201	15,050,945	15,050,945
		Series A1 Preferred Stock (10,000 units)		—	104,000
		Common Stock (50,000 units)		50,000	932,000
			15,174,201	15,100,945	16,086,945

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,105,217	9,912,146	9,912,146
		Limited Partnership Investment		999,000	1,129,000
			10,105,217	10,911,146	11,041,146

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	15,042,126	14,753,871	14,753,871
		Limited Partnership Units (500,000 units)		500,000	500,000
			15,042,126	15,253,871	15,253,871

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,108,034	13,837,735	13,837,735
		Class A Units (1,400,000 units)		1,400,000	1,400,000
			14,108,034	15,237,735	15,237,735

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,928,000
				638,260	2,928,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	1,395,000
				333,994	1,395,000

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,870,825	12,288,416	12,288,416
		Class A Common Stock (177,935 shares)		1,999,989	861,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,000
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	202,000
			12,870,825	15,263,846	13,488,416

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Units (90,000 units)		$900,000	$1,215,000
		Common Units (10,000 units)		100,000	—
				1,000,000	1,215,000

Water Pik, Inc. (2%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$8,315,789	8,014,819	8,014,819
			8,315,789	8,014,819	8,014,819

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	9,500,000	9,299,238	9,299,238
		Class A Units (2,000 units)		2,000,000	2,303,000
			9,500,000	11,299,238	11,602,238

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	2,084,000
				3,000,000	2,084,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,377,350	20,431,075	20,577,000
			20,377,350	20,431,075	20,577,000

Subtotal Non–Control / Non–Affiliate Investments			678,546,053	717,233,688	693,312,886

Affiliate Investments:
All Aboard America! Holdings Inc. (3%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	14,633,379	14,442,239	14,442,239
		Membership Units in LLC		2,185,492	2,207,492
			14,633,379	16,627,731	16,649,731

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/16)	7,084,969	7,069,614	7,069,614
		Membership Units (8,364 units)		620,653	936,000
			7,084,969	7,690,267	8,005,614

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		1,486	2,394
		Class B Units (496 units)		—	1,272
				1,486	3,666

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 4.8% PIK, Due 03/15)	7,990,174	7,990,172	7,990,172
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	656,310	656,310	656,310
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	204,000
		Membership Unit Warrants (356,506 units)		—	—
			8,646,484	9,154,685	8,850,482

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (9.5% Cash, Due 02/20)	16,872,635	16,715,906	16,715,906
		Class A Units (80,000 units)		737,468	1,719,000
			16,872,635	17,453,374	18,434,906

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	10,889,763	10,813,037	10,035,000
		Common Stock (84 shares)		502,320	40,000
			10,889,763	11,315,357	10,075,000

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,453,055	3,394,913	3,394,913
		Class A Membership Interest (17,308 units)		1,107,692	1,107,692
			3,453,055	4,502,605	4,502,605

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	324,000
				1,000,000	324,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	8,633,927	8,513,033	8,513,033
		Class A Redeemable Preferred Units (10.5% Cash)		3,772,762	4,405,000
		Class B Redeemable Preferred Units (189,744 units)		309,524	1,537,000
		Class A Common Units		1,000,000	—
		Class A Common Warrants		632,000	—
			8,633,927	14,227,319	14,455,033

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Halcyon Healthcare, LLC (3%)*	Provider of Hospice Services	Subordinated Note (11% Cash, Due 10/19)	$11,500,000	$11,278,779	$11,278,779
		Preferred Interests (2,000,000 interests)		2,000,000	2,000,000
			11,500,000	13,278,779	13,278,779

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	762,829	754,197	754,197
		Preferred Units (233 units)		211,867	333,000
		Common B Units (3,000 units)		23,140	1,108,000
		Common A Units (1,652 units)		14,993	610,000
			762,829	1,004,197	2,805,197

PCX Aerostructures, LLC (5%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,425,333	19,087,302	19,087,302
		Series A Preferred Stock (5,344 shares)		5,343,953	5,343,953
		Class A Common Stock (107,416 shares)		26,854	26,854
			19,425,333	24,458,109	24,458,109

Playhaven, LLC (4%)*	Mobile Game Advertising Network	Senior Note (9.5% Cash, 2.5% PIK, Due 09/19)	21,918,134	20,712,285	20,712,285
		Class A Common Units (999,999 units)		869,999	869,999
		Class C Common Units (1 unit)		5,001	5,001
			21,918,134	21,587,285	21,587,285

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/18)	10,697,064	10,670,076	10,670,076
		Common Units (50 units)		500,000	162,000
			10,697,064	11,170,076	10,832,076

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,972,212	9,742,396	9,742,396
		Preferred Units (1,685,357 units)		1,685,357	1,685,357
			9,972,212	11,427,753	11,427,753

UCS Super HoldCo LLC (1%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	1,000,000
		Participation Interest		2,000,000	2,000,000
				3,000,000	3,000,000

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (6)	320,365	234,545	225,000
			320,365	234,545	225,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,727,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,727,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,823,000
				—	7,823,000

Subtotal Affiliate Investments			144,810,149	175,182,171	178,935,236

Control Investments:

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	500,193	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	4,131,520	3,000,000	543,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,631,713	4,491,440	918,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
PartsNow!, LLC (1%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17) (6)	$12,545,858	$11,487,784	$6,233,000
		Preferred Membership Units (4,000,000 units)		4,000,000	—
		Common Member Units (1,500,000 units)		1,429,539	—
		Royalty Rights		—	—
			12,545,858	16,917,323	6,233,000

SRC, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	7,824,000
				8,228,000	7,824,000

Subtotal Control Investments			17,177,571	29,636,763	14,975,000

Total Investments, December 31, 2014 (167%)*			$840,533,773	$922,052,622	$887,223,122

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

(5)	PIK non-accrual investment

(6)	Non-accrual investment

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producers	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,698,065	$12,475,194	$12,475,194
		Common Units (1,250 units)		1,250,000	1,398,000
			12,698,065	13,725,194	13,873,194

Ambient Air Corporation (0%)*	Specialty Trade Contractors	Subordinated Note (0% Cash, 8% PIK, Due 06/20)	473,958	66,993	200,000
			473,958	66,993	200,000

Applied-Cleveland Holdings, Inc. (4%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	18,000,000	17,700,961	17,700,961
		Class A Units (2,000,000 units)		2,000,000	2,000,000
			18,000,000	19,700,961	19,700,961

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,076,000
				516,867	1,076,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,269,023	13,044,644	13,044,644
		Common Stock (138 shares)		1,300,000	1,406,000
			13,269,023	14,344,644	14,450,644

Berry Family Nursery Operations LLC (4%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 3% PIK, Due 11/17)	17,549,583	17,199,583	17,199,583
			17,549,583	17,199,583	17,199,583

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	580,603
				237,301	580,603

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15)	9,565,598	9,248,522	9,248,522
		Common Stock Warrants (20 shares)		492,000	361,000
			9,565,598	9,740,522	9,609,522

Carepoint Resources, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 2.5% PIK, Due 06/18)	23,514,505	23,139,305	23,139,305
			23,514,505	23,139,305	23,139,305

Carolina Beverage Group, LLC (1%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	2,266,000
				119,735	2,266,000

Chromaflo Technologies Parent LP (3%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	10,000,000	9,950,000	9,950,000
		Class A Units (22,561 units)		—	2,239,000
			10,000,000	9,950,000	12,189,000

Comverge, Inc. (4%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,254,660	15,254,660
		Preferred Stock (900 shares)		900,000	981,000
		Common Stock (1,000,000 shares)		100,000	225,000
			15,505,583	16,254,660	16,460,660

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (14% Cash, Due 09/14)	9,825,000	9,722,773	9,176,000
		Warrant (263 shares)		276,100	—
			9,825,000	9,998,873	9,176,000

CRS Reprocessing, LLC (6%)*	Fluid Reprocessing Services	Subordinated Note (12% Cash, 2% PIK, Due 11/15)	12,009,198	11,884,003	11,884,003
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	13,243,893	12,376,217	12,376,217
		Series C Preferred Units (30 units)		288,342	443,000
		Common Unit Warrant (664 units)		1,759,556	2,755,000
		Series D Preferred Units (16 units)		107,074	175,000
		Series E Preferred Units (5 units)		31,651	48,000
			25,253,091	26,446,843	27,681,220

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Senior Note (10% Cash, Due 12/18)	8,000,000	7,840,000	7,840,000
		Common Units (45,492 units)		500,000	500,000
			8,000,000	8,340,000	8,340,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
DataSource Incorporated (2%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	$8,759,661	$8,625,671	$8,625,671
		Common Units (47 units)		1,000,000	965,000
			8,759,661	9,625,671	9,590,671

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)	6,241,435	6,145,145	4,505,000
			6,241,435	6,145,145	4,505,000

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,093,094	6,963,005	6,963,005
		Preferred series A Units (600,000 units)		600,000	594,000
			7,093,094	7,563,005	7,557,005

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,084,528	6,947,215	6,947,215
		Common Stock (18,029 shares)		183,562	6,000
		Preferred Stock A (1,596 shares)		1,596,126	1,794,000
			7,084,528	8,726,903	8,747,215

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	309,000
				285,000	309,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,761,041	7,606,041	7,606,041
		Common Units (1,000,000 units)		1,000,000	1,000,000
			7,761,041	8,606,041	8,606,041

Foodstate, Inc. (1%)*	Nutritional Supplement Manufacturing and Distribution	Subordinated Note (12% Cash, 3.8% PIK, Due 10/16)	5,691,706	5,627,061	5,627,061
			5,691,706	5,627,061	5,627,061

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (8% Cash, 6% PIK, Due 08/18)	7,161,823	7,027,585	7,027,585
			7,161,823	7,027,585	7,027,585

Frontstreet Facility Solutions, Inc. (2%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (10% Cash, 3% PIK, Due 07/18)	8,336,414	8,220,061	6,887,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,336,414	8,470,061	6,887,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (11% Cash, 5% PIK, Due 05/17)	10,922,109	10,902,440	10,902,440
			10,922,109	10,902,440	10,902,440

Garden Fresh Restaurant Corp. (0%)*	Restaurant	Membership Units (5,000 units)		500,000	285,000
				500,000	285,000

Grindmaster-Cecilware Corp. (2%)*	Food Services Equipment Manufacturer	Subordinated Note (12% Cash, 6% PIK, Due 04/16)	7,085,108	7,052,652	7,052,652
			7,085,108	7,052,652	7,052,652

Hatch Chile Co., LLC (2%)*	Food Products Distributor	Senior Note (19% Cash, Due 11/18)	3,150,000	3,104,786	3,104,786
		Subordinated Note (14% Cash, Due 11/18)	3,450,000	3,185,408	3,185,408
		Unit Purchase Warrant (7,817 units)		295,800	672,000
			6,600,000	6,585,994	6,962,194

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,192,490	9,708,459	9,708,459
		Common Stock Purchase Warrant (417,593 shares)		2,411,000	2,257,000
			11,192,490	12,119,459	11,965,459

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.0% PIK, Due 12/16)	8,363,431	8,174,163	8,174,163
		Membership Interest Purchase Warrant (3%)		853,500	1,254,000
			8,363,431	9,027,663	9,428,163

IOS Acquisitions, Inc. (5%)*	Provider of Oil Country Tubular Goods Inspections and Repair Services	Subordinated Note (12% Cash, 3.5% PIK, Due 06/18)	19,502,372	19,168,757	19,168,757
		Common Units (7,314 Class A Units)		1,699,847	1,231,000
			19,502,372	20,868,604	20,399,757

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		$58,995	$1,820,000
				58,995	1,820,000

Magpul Industries Corp. (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,006,000
		Common Units (30,000 units)		30,000	7,839,000
				1,500,000	9,845,000

Marine Acquisition Corp. (3%)*	Boat Steering System and Driver Control Provider	Subordinated Note (11.5% Cash, 2% PIK, Due 05/17)	$12,000,000	11,787,615	12,000,000
			12,000,000	11,787,615	12,000,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	8,219,009	8,159,092	8,159,092
		Membership Units (1,216,204 units)		1,176,957	1,416,000
			8,219,009	9,336,049	9,575,092

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,832,577	10,695,361	10,695,361
		Class A-2 Common Units (1,580,559 units)		1,580,599	1,190,000
			10,832,577	12,275,960	11,885,361

Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	5,830,856	5,473,436	1,994,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			5,830,856	5,977,343	1,994,000

My Alarm Center, LLC (3%)*	Security Company	Subordinated Note (12% Cash, 2.5% PIK, Due 04/19)	10,329,382	10,250,068	10,329,382
		Preferred Units (2,000,000 units)		2,000,000	2,079,000
			10,329,382	12,250,068	12,408,382

Novolyte Technologies, Inc. (0%)*	Specialty Manufacturing	Common Units (24,522 units)		43,905	178,801
				43,905	178,801

Performance Health & Wellness Holdings, Inc. (3%)*	Designer and Manufacturer of Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	13,161,867	12,993,721	12,993,721
		Class A Limited Partnership Units (15,000 units)		1,500,000	1,440,000
			13,161,867	14,493,721	14,433,721

PowerDirect Marketing, LLC (2%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)	7,310,361	6,861,977	6,861,977
		Common Unit Purchase Warrants		590,200	1,131,000
			7,310,361	7,452,177	7,992,977

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,602,331	8,602,331
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,315,809	4,266,459	4,266,459
			13,065,809	12,868,790	12,868,790

Snacks Holding Corporation (2%)*	Trail Mixes and Nut Manufacturer and Marketer	Subordinated Note (12% Cash, 1% PIK, Due 05/20)	5,030,893	4,995,166	4,995,166
		Preferred A Units (22,368 units)		1,053,897	2,485,000
		Preferred B Units (10,380 units)		25,337	201,000
		Common Units (190,935 units)		150,000	1,471,000
		Common Stock Warrants (14,558 shares)		14,558	160,000
			5,030,893	6,238,958	9,312,166

Specialized Desanders, Inc. (3%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Notes (12% Cash, 2% PIK, Due 03/19)	11,695,386	11,470,508	11,065,626
		Class C Common Stock (2,000,000 shares)		1,937,421	1,870,208
			11,695,386	13,407,929	12,935,834

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	406,000
				20,000	406,000

Syrgis Holdings, Inc. (0%)*	Specialty Chemical Manufacturer	Class C Units (2,114 units)		111,037	201,281
				111,037	201,281

The Krystal Company (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		—	1,709,000
				—	1,709,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

TMR Automotive Service Supply, LLC (1%)*	Automotive Supplies	Subordinated Note (12% Cash, 1% PIK, Due 03/16)	$4,250,000	$4,095,611	$4,095,611
		Unit Purchase Warrant (316,858 units)		195,000	577,000
			4,250,000	4,290,611	4,672,611

Tomich Brothers, LLC (2%)*	Squid and Wetfish Processor and Distributor	Subordinated Note (5% Cash, 10% PIK, Due 04/16)	12,315,529	12,133,908	10,622,000
			12,315,529	12,133,908	10,622,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		402,828	1,296,828
				402,828	1,296,828

Trinity Consultants Holdings, Inc. (2%)*	Air Quality Consulting Services	Subordinated Note (12% Cash, 2% PIK, Due 04/19)	8,327,070	8,207,084	8,207,084
		Series A Preferred Stock (10,000 units)		785,775	968,000
		Common Stock (50,000 units)		50,000	819,000
			8,327,070	9,042,859	9,994,084

TrustHouse Services Group, Inc. (0%)*	Food Management Services	Class A Units (1,557 units)		69,302	242,996
		Class B Units (82 units)		3,647	8,794
		Class E Units (838 units)		101,532	139,628
				174,481	391,418

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	10,123,339	9,381,255	9,381,255
		Class A Common Stock (177,935 shares)		1,999,989	1,198,001
		Class A-1 Common Stock (18,818 shares)		137,324	137,324
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A & Class B Unit Purchase Warrants		838,117	262,000
			10,123,339	12,356,685	10,978,580

United Retirement Plan Consultants, Inc. (3%)*	Retirement Plan Administrator	Subordinated Note (12% Cash, 4% PIK, Due 09/16)	12,847,956	12,686,503	12,686,503
		Preferred A Units (90,000 units)		900,000	835,000
		Common Units (10,000 units)		100,000	—
			12,847,956	13,686,503	13,521,503

Water Pik, Inc. (2%)*	Branded Oral Health and Replacement Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	10,000,000	9,665,563	9,665,563
			10,000,000	9,665,563	9,665,563

Workforce Software, LLC (5%)*	Software Provider	Subordinated Note (11% Cash, 5% PIK, Due 11/16)	8,000,000	7,238,689	7,238,689
		Class B Preferred Units (1,020,000 units)		1,020,000	1,256,000
		Class C Preferred Units (624,253 units)		1,250,000	2,764,000
		Common Unit Purchase Warrants (2,434,749 units)		952,300	9,778,000
			8,000,000	10,460,989	21,036,689

WSO Holdings, LP (5%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Subordinated Note (12% Cash, 2% PIK, Due 10/17)	20,198,264	19,973,542	19,973,542

		Common Points (3,000 points)		3,000,000	2,338,000
			20,198,264	22,973,542	22,311,542

Xchange Technology Group, LLC (0%)*	Used and Refurbished IT Asset Supplier	Subordinated Note (8% Cash, Due 06/15) (6)	6,527,677	5,904,000	—
		Royalty Rights		—	—
			6,527,677	5,904,000	—

Yellowstone Landscape Group, Inc. (5%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,181,603	20,191,788	20,191,788
			20,181,603	20,191,788	20,191,788

Subtotal Non–Control / Non–Affiliate Investments			495,697,196	528,021,069	546,043,946

Affiliate Investments:
All Aboard America! Holdings Inc. (2%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 10/17)	8,897,392	8,765,737	8,765,737
		Convertible Preferred Interest in LLC		1,500,000	1,002,000
			8,897,392	10,265,737	9,767,737

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 6% PIK, Due 06/16)	$6,839,436	$6,815,257	$6,815,257
		Membership Units (8,364 units)		620,653	39,000
			6,839,436	7,435,910	6,854,257

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		156,953	253,004
		Class B Units (496 units)		—	134,381
				156,953	387,385

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (12% Cash, 5% PIK, Due 03/14)	6,633,027	6,633,025	6,633,025
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	643,147	643,147	606,000
		Subordinated Note (7% Cash, Due 03/14)	941,798	941,798	786,000
		Membership Units (1,000,000 units)		8,203	725,000
		Options to Purchase Membership Units (342,407 units)		500,000	227,000
		Membership Unit Warrants (356,506 units)		—	—
			8,217,972	8,726,173	8,977,025

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (12% Cash, 4% PIK, Due 08/16)	8,976,227	8,883,334	8,883,334
		Class A Units (80,000 units)		800,000	694,000
			8,976,227	9,683,334	9,577,334

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	10,457,673	10,327,229	10,327,229
		Common Stock (84 shares)		502,320	213,000
			10,457,673	10,829,549	10,540,229

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	1,555,000
				1,000,000	1,555,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Subordinated Note (12% Cash, 4.5% PIK, Due 10/16)	4,528,839	4,482,393	4,482,393
		Jr. Subordinated Note (8% Cash, 2% PIK, Due 04/17)	1,056,922	1,044,922	1,044,922
		Preferred Units (233 units)		211,867	303,000
		Common B Units (3,000 units)		23,140	440,000
		Common A Units (1,652 units)		14,993	242,000
			5,585,761	5,777,315	6,512,315

PartsNow!, LLC (3%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17)	11,455,962	11,285,587	11,285,587
		Member Units (1,000,000 units)		1,000,000	1,351,000
		Royalty Rights		—	73,000
			11,455,962	12,285,587	12,709,587

Pine Street Holdings, LLC (0%)*	Oil and Gas Services	Preferred Units (200 units)		200,000	—
		Common Unit Warrants (2,220 units)		—	—
				200,000	—

Plantation Products (5%)*	Seed Manufacturing	Subordinated Notes (12% Cash, 2% PIK, Due 11/17)	14,591,557	14,423,858	14,423,858
		Series A Preferred Stock (4,312 shares)		4,312,000	5,033,000
		Class A Common Stock (352,000 shares)		88,000	4,241,000
			14,591,557	18,823,858	23,697,858

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops International (1%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/15)	6,208,545	6,179,807	6,179,807
		Common Units (50 units)		500,000	—
			6,208,545	6,679,807	6,179,807

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (6)	7,038,134	5,703,715	411,000
		Class A Units (1,000,000 units)		1,000,000	—
			7,038,134	6,703,715	411,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2013

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		$2,251,100	$—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,482,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,482,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (74,764 units)		1,500,000	6,500,000
		Common Unit Purchase Warrants (25,065 units)		301,510	1,915,000
				1,801,510	8,415,000

Subtotal Affiliate Investments			$88,268,659	107,418,051	107,536,534

Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”) (1%)*	Commercial Printing Services	Senior Note-FCL (4.8% Cash, Due 09/16)	1,271,233	1,271,233	1,271,233
		Senior Note-FCL (7.8% Cash, 2% PIK, Due 09/16)	1,195,370	1,195,368	1,062,000
		Senior Note-SPV (2.0% Cash, 5.3% PIK, Due 09/16) (5)	1,064,061	1,007,272	9,000
		Members Interests-SPV (299,875 units)		—	—
			3,530,664	3,473,873	2,342,233

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	439,358	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	3,793,846	3,000,000	358,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,233,204	4,491,440	733,000

SRC, Inc. (2%)*	Specialty Chemical Manufacturer	Subordinated Note (10.8% Cash, 0.25% PIK, Due 12/14) (6)	2,160,348	250,000	—
		Senior Revolver (9.3% Cash, Due 05/14) (6)	374,999	376,195	376,195
		Senior Term Loan (10.3% Cash, Due 05/14) (6)	1,900,000	1,907,481	1,907,481
		Debtor in Possession Loan (8.0% Cash, Due 01/14) (6)	1,491,800	1,491,800	1,491,800
		Subordinated Note (12% Cash, 2% PIK, Due 09/14) (6)	6,331,199	6,264,076	3,942,000
		Common Stock Purchase Warrants		123,800	—
			12,258,346	10,413,352	7,717,476

Subtotal Control Investments			20,022,214	18,378,665	10,792,709

Total Investments, December 31, 2013 (149%)*			$603,988,069	$653,817,785	$664,373,189
*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Basis of Presentation
The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries, including Triangle SBIC and Triangle SBIC II. The effects of all intercompany transactions between Triangle Capital Corporation and its subsidiaries have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and FASB Accounting Standards Codification Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the
Consolidated Statements of Operations.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All financial data and information included in these financial statements have been presented on the basis described above.
Reclassifications
Certain reclassifications have been made in the financial highlights for the years ended, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010 in order to conform to current presentation. The Company had historically presented the ratio of total expenses to average net assets exclusive of provision for taxes. Beginning in 2014, this ratio is presented including provision for taxes.
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
The Company’s investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, the Company determines the fair value of its investments in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of the Company with the assistance

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

of certain third-party advisors and subsequently approved by the Company’s Board of Directors. There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
The Company’s valuation process is led by the Company’s executive officers and managing directors. The Company’s valuation process begins with a quarterly review of each investment in the Company’s investment portfolio by the Company’s executive officers and investment committee. Valuations of each portfolio security are then prepared by the Company’s investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under the Company’s valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer of the Company. Generally, any investment that is valued below cost is subjected to review by one of the Company’s executive officers. After the peer review is complete, the Company engages two independent, third party valuation firms, Duff & Phelps, LLC and Lincoln Partners Advisors LLC, collectively the “Valuation Firms,” to provide third-party reviews of certain investments, as described further below. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of the Company’s investments in accordance with the 1940 Act.
The Valuation Firms provide third party valuation consulting services to the Company which consist of certain procedures that the Company identified and requested the Valuation Firms to perform, which we refer to herein Procedures. The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the Company’s stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2012	10	19%
June 30, 2012	14	21%
September 30, 2012	16	33%
December 31, 2012	17	30%
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s significant debt and equity securities at December 31, 2014 and December 31, 2013 are summarized as follows:

December 31, 2014:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$599,378,024	Income Approach	Required Rate of Return	8.3% – 30.0%	14.0%
			Leverage Ratio	1.3x – 8.1x	4.2x
			Adjusted EBITDA	$1.5 million – $74.8 million	$18.3 million
Subordinated debt and 2nd lien notes	29,000,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.5x – 6.0x	5.4x
			Adjusted EBITDA	$1.0 million – $7.5 million	$4.6 million
Senior debt and 1st lien notes	115,252,247	Income Approach	Required Rate of Return	3.7% – 16.0%	12.1%
			Leverage Ratio	0.0x – 9.0x	3.2x
			Adjusted EBITDA	$1.5 million – $8.1 million	$5.4 million
Equity shares and warrants	106,746,851	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	6.6x
			Adjusted EBITDA	$1.0 million – $74.8 million	$12.1 million
			Revenue Multiple	1.3x – 4.0x	3.4x
			Revenues	$9.6 million – $76.2 million	$62.7 million

(1)	Certain investments with a total fair value of $36,846,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

December 31, 2013:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$508,522,575	Income Approach	Required Rate of Return	8.3% – 30.0%	14.7%
			Leverage Ratio	0.8x – 6.7x	3.9x
			Adjusted EBITDA	$1.0 million – $77.0 million	$17.0 million
Subordinated debt and 2nd lien notes	5,945,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.5x – 5.5x	4.9x
			Adjusted EBITDA	$0.5 million – $4.7 million	$1.4 million
Senior debt and 1st lien notes	45,968,765	Income Approach	Required Rate of Return	4.8% – 19.0%	12.9%
			Leverage Ratio	0.0x – 6.4x	2.9x
			Adjusted EBITDA	$1.0 million – $4.7 million	$2.8 million
Equity shares and warrants	103,863,849	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 10.0x	6.4x
			Adjusted EBITDA	$0.5 million – $77.0 million	$15.9 million
			Revenue Multiple	1.5x – 4.2x	3.9x
			Revenues	$8.5 million – $59.5 million	$50.8 million
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both December 31, 2014 and 2013, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several investees.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

As of December 31, 2014, $626.2 million of the Company's assets were pledged as collateral for the Company's second amended and restated senior secured credit facility (the "Credit Facility") and $357.9 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.
Public Offerings of Common Stock and Debt Securities
On February 8, 2012, the Company filed a prospectus supplement pursuant to which 3,700,000 shares of common stock were offered for sale at a price to the public of $19.00 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 555,000 shares of our common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on February 13, 2012 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $77.1 million.
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
On August 12, 2014, the Company filed a prospectus supplement pursuant to which 4,300,000 shares of common stock were offered for sale at a price to the public of $27.64 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 645,000 shares of our common stock at the same public offering price. Pursuant to this offering, all shares (including the overallotment option shares) were sold and delivered on August 15, 2014 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $127.7 million.
Investments Denominated in Foreign Currency
As of both December 31, 2014 and December 31, 2013, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not isolate that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company's Consolidated Statements of Operations.
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
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2014:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	DRIP	Total
February 28, 2012	March 14, 2012	March 28, 2012	$0.47	$11,760,000	$1,028,000	$12,788,000
May 30, 2012	June 13, 2012	June 27, 2012	0.50	12,994,000	636,000	13,630,000
August 29, 2012	September 12, 2012	September 26, 2012	0.52	13,392,000	799,000	14,191,000
November 28, 2012	December 12, 2012	December 26, 2012	0.53	13,643,000	837,000	14,480,000
Total 2012 dividends and distributions			2.02	51,789,000	3,300,000	55,089,000
February 27, 2013	March 13, 2013	March 27, 2013	0.54	14,072,000	797,000	14,869,000
May 29, 2013	June 12, 2013	June 26, 2013	0.54	14,115,000	773,000	14,888,000
August 28, 2013	September 11, 2013	September 25, 2013	0.54	14,140,000	792,000	14,932,000
November 27, 2013	December 11, 2013	December 24, 2013	0.54	14,409,000	538,000	14,947,000
Total 2013 dividends and distributions			2.16	56,736,000	2,900,000	59,636,000
February 24, 2014	March 12, 2014	March 26, 2014	0.54	14,499,000	554,000	15,053,000
February 12, 2014	March 5, 2014	March 26, 2014	0.15	4,029,000	153,000	4,182,000
May 14, 2014	June 11, 2014	June 25, 2014	0.54	14,535,000	538,000	15,073,000
February 12, 2014	May 28, 2014	June 25, 2014	0.15	4,006,000	181,000	4,187,000
August 27, 2014	September 10, 2014	September 24, 2014	0.54	17,120,000	634,000	17,754,000
August 27, 2014	September 10, 2014	September 24, 2014	0.05	1,586,000	59,000	1,645,000
November 26, 2014	December 10, 2014	December 24, 2014	0.54	16,947,000	823,000	17,770,000
November 26, 2014	December 10, 2014	December 24, 2014	0.05	1,569,000	76,000	1,645,000
Total 2014 dividends and distributions			2.56	74,291,000	3,018,000	77,309,000

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
2. Investments
Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%
December 31, 2013:
Subordinated debt and 2nd lien notes	$540,561,082	83%	$514,467,575	77%
Senior debt and 1st lien notes	46,102,133	7	45,968,765	7
Equity shares	56,985,933	9	79,935,246	12
Equity warrants	10,168,637	1	23,928,603	4
Royalty rights	—	—	73,000	—
	$653,817,785	100%	$664,373,189	100%
During the year ended December 31, 2014, the Company made twenty eight new investments, including recapitalizations of existing portfolio companies, totaling approximately $429.7 million, additional debt investments in eleven existing portfolio companies of approximately $37.6 million and additional equity investments in six existing portfolio companies totaling approximately $7.3 million. During the year ended December 31, 2013, the Company made eleven new investments, including recapitalizations of existing portfolio companies, totaling approximately $137.6 million, additional debt investments in fourteen existing portfolio companies of approximately $33.4 million and additional equity investments in six existing portfolio companies totaling approximately $3.3 million. During the year ended December 31, 2012, the Company made twenty-six new investments, including recapitalizations in existing portfolio companies, totaling approximately $340.5 million, additional debt investments in eight existing portfolio companies of approximately $7.8 million and additional equity investments in five existing portfolio companies totaling approximately $0.6 million.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of December 31, 2014 and December 31, 2013, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$660,377,024	$660,377,024
Senior debt and 1st lien notes	—	—	115,252,247	115,252,247
Equity shares	—	—	103,132,851	103,132,851
Equity warrants	—	—	8,461,000	8,461,000
Royalty rights	—	—	—	—
	$—	$—	$887,223,122	$887,223,122

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$514,467,575	$514,467,575
Senior debt and 1st lien notes	—	—	45,968,765	45,968,765
Equity shares	—	—	79,935,246	79,935,246
Equity warrants	—	—	23,928,603	23,928,603
Royalty rights	—	—	73,000	73,000
	$—	$—	$664,373,189	$664,373,189
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

Year Ended December 31, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	350,468,766	84,551,106	38,924,210	632,000	—	474,576,082
Investment reclass	3,888,934	(13,816,934)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(40,269,176)	(11,622,546)	—	(51,891,722)
Loan origination fees received	(5,806,250)	(1,667,928)	—	—	—	(7,474,178)
Principal repayments received	(169,938,002)	(201,979)	—	—	—	(170,139,981)
PIK interest earned	14,081,818	1,455,931	—	—	—	15,537,749
PIK interest payments received	(10,820,010)	—	—	—	—	(10,820,010)
Accretion of loan discounts	960,366	34,687	—	—	—	995,053
Accretion of deferred loan origination revenue	3,623,231	197,285	—	—	—	3,820,516
Realized gain (loss)	(23,219,759)	—	26,815,709	10,035,378	—	13,631,328
Unrealized gain (loss)	(17,329,645)	(1,268,686)	(13,988,138)	(12,725,435)	(73,000)	(45,384,904)
Fair value, end of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Year Ended December 31, 2013:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$559,355,550	$46,576,994	$78,979,179	$21,759,000	$132,000	$706,802,723
New investments	143,261,733	20,275,476	8,636,995	2,146,000	—	174,320,204
Investment Reclass	8,769,569	(8,769,569)	—	—	—	—
Proceeds from sales of investments	—	—	(24,007,653)	(10,010,193)	—	(34,017,846)
Loan origination fees received	(1,850,794)	(300,000)	—	—	—	(2,150,794)
Principal repayments received	(200,771,121)	(12,565,473)	—	—	—	(213,336,594)
PIK interest earned	16,032,871	987,624	—	—	—	17,020,495
PIK interest payments received	(11,535,063)	(507,608)	—	—	—	(12,042,671)
Accretion of loan discounts	1,484,751	—	—	—	—	1,484,751
Accretion of deferred loan origination revenue	3,650,384	239,808	—	—	—	3,890,192
Realized gain (loss)	(914,551)	—	11,408,362	7,925,733	—	18,419,544
Unrealized gain (loss)	(3,015,754)	31,513	4,918,363	2,108,063	$(59,000)	3,983,185
Fair value, end of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $40.9 million during the year ended December 31, 2014 are related to portfolio company investments that were still held by the Company as of December 31, 2014. Pre-tax net unrealized gains on investments of $8.5 million during the year ended December 31, 2013 are related to portfolio company investments that were still held by the Company as of December 31, 2013.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the year ended December 31, 2014 , the Company made investments of approximately $473.9 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the year ended December 31, 2014 , the Company made investments of $0.7 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

3. Borrowings
The Company had the following borrowings outstanding as of December 31, 2014 and December 31, 2013:

Issuance/Pooling Date	Maturity Date	Interest Rate as of December 31, 2014	December 31, 2014	December 31, 2013
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	—
SBA-Guaranteed LMI Debenture:
September 14, 2010	March 1, 2016	2.508%	7,579,806	7,395,211
Credit Facility:
June 26, 2013	September 17, 2017	3.172%	62,619,883	11,221,246
Notes:
March 2, 2012	March 15, 2019	7.000%	69,000,000	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
			$436,899,689	$354,006,457
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
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of December 31, 2014, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $225.0 million. As of December 31, 2014, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2014 and December 31, 2013 were 4.03% and 4.07%, respectively. As of both December 31, 2014 and December 31, 2013, all SBA-guaranteed debentures were pooled.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. In the year ended

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

December 31, 2013, the Company prepaid approximately $20.5 million of SBA-guaranteed debentures and recognized losses on extinguishment of debt of approximately 0.4 million.
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2014 and December 31, 2013, the carrying amounts of SBA-guaranteed debentures were approximately $224.8 million and $193.3 million, respectively. As of December 31, 2014 and December 31, 2013, the fair values of the SBA-guaranteed debentures were approximately $230.4 million and $206.6 million, respectively.
Credit Facility
In June 2013, the Company entered into the Credit Facility to provide liquidity in support of its investment and operational activities. The Credit Facility, which has an initial commitment of $165.0 million supported by nine financial institutions, replaced the Company's $165.0 million senior secured credit facility entered into in September 2012 (the “Prior Facility”). The Credit Facility, which matures on September 17, 2017, allows the Company to borrow foreign currencies directly under the Credit Facility.
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
Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75% or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The applicable LIBOR rate depends upon the term (30, 90 or 180 days) of a draw under the Credit Facility, at our election. The Company pays a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on the Company's Consolidated Statements of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments.
As of December 31, 2014, the Company had United States dollar borrowings of $48.0 million outstanding under the Credit Facility with an interest rate of 2.91% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($14.6 million United States dollars) outstanding under the credit facility with an interest rate of 4.03%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the credit facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2013, the Company had borrowings denominated in Canadian dollars of $12.0 million ($11.2 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.03%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2014, and December 31, 2013, the fair values of the borrowings outstanding under the Credit Facility were $62.6 million and $11.2 million, respectively.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a business development company. As of December 31, 2014, the Company was in compliance with all covenants of the Credit Facility.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of both December 31, 2014 and December 31, 2013, the carrying amount of the 2019 Notes was approximately $69.0 million. As of December 31, 2014 and December 31, 2013, the fair values of the 2019 Notes were $69.6 million and $71.6 million, respectively.
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "2022 Notes") and in November 2012, issued $10.5 million of 2022 Notes. The 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of both December 31, 2014 and December 31, 2013, the carrying amount of the 2022 Notes was $80.5 million. As of December 31, 2014 and December 31, 2013, the fair values of the 2022 Notes were $81.4 million and $76.7 million, respectively. Such fair values of the 2019 Notes and the 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
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
4. Income Taxes
The Company has elected to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its qualification as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2014, 2013 and 2012 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2014, 2013 and 2012, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

	December 31,
	2014	2013	2012
Additional paid-in capital	$(898,637)	$(1,159,313)	$4,461,480
Investment income in excess of distributions	$3,105,980	$886,426	$(1,256,028)
Accumulated realized gains on investments	$(2,207,343)	$272,887	$(3,205,452)
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2011-2014), and has concluded that the provision for uncertain tax positions in the Company's financial statements is necessary.
In addition, the Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes in the Company's Consolidated Statements of Operations, with the related deferred tax assets presented in the Company's Consolidated Balance Sheets.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
Ordinary income	$55,169,255	$57,920,707	$54,174,924
Distributions of long-term capital gains	20,453,065	508,982	—
Distributions on a tax basis	$75,622,320	$58,429,689	$54,174,924
The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, the Company will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. For both the year ended December 31, 2014, and December 31, 2013 the Company did not elect to designate retained net capital gains as deemed distributions. For the year ended December 31, 2012, the Company elected to designate retained net capital gains of $7,125,809, or approximately $0.26 per share, as a deemed distribution, which was allocated to stockholders of record as of December 31, 2012. The Company paid U.S. federal income taxes of $2,494,033 or approximately $0.09 per share, related to the 2012 retained capital gains.
At December 31, 2014, 2013 and 2012, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
	2014	2013	2012
Undistributed net investment income	$16,652,596	$9,870,670	$5,360,266
Accumulated capital gains (losses)	8,542,229	18,321,413	—
Other permanent differences relating to the Company's formation	1,975,543	1,975,543	1,975,543
Other temporary differences	(1,603,918)	(1,032,839)	3,118,678
Unrealized appreciation (depreciation)	(36,892,765)	7,586,753	3,531,375
Components of distributable earnings at year end	$(11,326,315)	$36,721,540	$13,985,862

For federal income tax purposes, the cost of investments owned at December 31, 2014 and 2013 was approximately $927.7 million and $656.6 million, respectively.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

date fair value based upon the market price of the Company’s common stock on the date of the grant and amortizes this fair value to compensation expense ratably over the requisite service period or vesting term.
The following table presents information with respect to the Plan for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	592,173	$23.80	290,198	$18.52	359,555	$15.39
Shares granted during the period	282,630	$26.09	309,430	$28.66	235,086	$19.00
Shares vested during the period	(211,838)	$21.78	(7,455)	$20.12	(304,443)	$15.19
Unvested shares, end of period	662,965	$25.87	592,173	$23.80	290,198	$18.52
In the years ended December 31, 2014, 2013 and 2012, the Company recognized equity-based compensation expense of approximately $5.8 million, $4.0 million and $3.0 million, respectively. This expense is included in general and administrative expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2014, there was approximately $11.7 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 1.9 years.
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
6. Transactions with Controlled Companies
On January 9, 2014, the Company converted its debt investments in SRC, Inc. into common stock. After giving effect to this conversion, the Company owned 100% of SRC, Inc.'s outstanding common stock. During the year ended December 31, 2014, the Company received management and other fees from SRC, Inc. totaling $900,000. These fees were recognized as fee income in the Company's Consolidated Statements of Operations.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit as of December 31, 2014 was approximately $24.2 million. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
The Company’s headquarters is leased under an agreement that expires on May 31, 2019. Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $398,000, $288,000 and $285,000 respectively, and the rent commitments as of December 31, 2014 are as follows:

Year ending December 31,	Rent Commitment
2015	407,417
2016	416,587
2017	425,971
2018	435,571
2019	187,637
Total	$1,873,183

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

8. Financial Highlights

	Years Ended December 31,
	2014	2013	2012	2011	2010
Per share data:
Net asset value at beginning of period	$16.10	$15.30	$14.68	$12.09	$11.03
Net investment income(1)	2.08	2.23	2.16	2.07	1.62
Net realized gain (loss) on investments(1)	0.46	0.67	0.25	0.56	(0.43)
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	(1.48)	0.08	(0.11)	0.33	0.86
Total increase from investment operations(1)	1.06	2.98	2.30	2.96	2.05
Cash dividends/distributions declared	(2.56)	(2.16)	(2.02)	(1.77)	(1.65)
Taxes paid on deemed distribution of long-term capital gains	—	—	(0.09)	(0.02)	—
Common stock offerings	1.49	—	0.54	1.61	0.67
Stock-based compensation(1)	—	(0.03)	(0.08)	(0.04)	(0.05)
Shares issued pursuant to Dividend Reinvestment Plan	0.04	0.04	0.05	0.03	0.08
Loss on extinguishment of debt(1)	—	(0.01)	(0.03)	(0.01)	(0.03)
Provision for taxes(1)	(0.10)	(0.02)	(0.02)	(0.05)	(0.02)
Other(2)	0.08	—	(0.03)	(0.12)	0.01
Net asset value at end of period	$16.11	$16.10	$15.30	$14.68	$12.09
Market value at end of period(3)	$20.29	$27.65	$25.49	$19.12	$19.00
Shares outstanding at end of period	32,950,288	27,697,483	27,284,798	22,774,726	14,928,987
Net assets at end of period	$530,826,629	$445,792,130	$417,335,244	$334,286,955	$180,479,159
Average net assets	$482,679,489	$434,926,009	$406,869,811	$270,041,765	$145,386,905
Ratio of total operating expenses, including provision for taxes, to average net assets	9.45%	9.21%	8.17%	8.80%	10.79%
Ratio of net investment income to average net assets	12.85%	14.15%	14.17%	15.00%	14.11%
Portfolio turnover ratio	29.21%	25.96%	26.65%	10.80%	22.86%
Total return(4)	(17.36)%	16.95%	43.88%	9.95%	70.80%
Supplemental Data:
Efficiency ratio(5)	20.40%	19.07%	18.03%	18.88%	21.37%

(1)	Weighted average basic per share data.

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2014. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total investment income	$24,038,945	$24,939,766	$24,875,770	$30,657,202
Net investment income	13,843,341	14,658,348	15,416,638	18,098,021
Net increase in net assets resulting from operations	12,502,499	24,194,338	(8,812,327)	477,938
Net investment income per share	$0.50	$0.53	$0.51	$0.55
	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total investment income	$24,465,935	$27,256,148	$27,315,168	$21,991,114
Net investment income	15,233,465	16,271,923	16,779,568	13,243,941
Net increase in net assets resulting from operations	18,419,816	21,848,467	23,171,664	17,771,933
Net investment income per share	$0.56	$0.59	$0.61	$0.48
10. Subsequent Events
In January 2015, the Company invested $22.0 million in subordinated debt and equity of Nomacorc, LLC, a producer of synthetic wine corks. Under the terms of the investment, the subordinated debt bears interest at a rate of 11.8%.
In February 2015, the Company’s Board of Directors granted 350,000 restricted shares of the Company’s common stock to certain employees. These restricted shares had a total grant date fair value of approximately $7.6 million, which will be expensed on a straight-line basis over a four year vesting period.
In February 2015, the Company sold, in an underwritten public offering, $86.3 million in aggregate principal amount of 6.375% notes due 2022 resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of $83.3 million. The notes will mature on March 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015.
In February 2015, the Company invested $32.1 million in subordinated debt and equity of NB Products, Inc., a designer and distributor of branded and private label products, primarily high-performance work apparel and accessories. Under the terms of the investment, the subordinated debt bears interest at a weighted average rate of 13.4%.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited the consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014. We have also audited the consolidated financial highlights for each of the five years in the period ended December 31, 2014, and have issued our report thereon dated March 2, 2015 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in the Index at Item 15(a)(2) of this Form 10-K. The Schedule 12-14 is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 2, 2015

Schedule 12-14
TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2014

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2014 Value
Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”)	Senior Note—FCL (5.0% Cash)	61,505	1,271,233	—	1,271,233	—
	Senior Note—FCL (8.0% Cash, 2% PIK)	106,940	1,062,000	12,071	1,074,071	—
	Senior Note—SPV (2.5% Cash, 6% PIK)	11,368	9,000	998,272	1,007,272	—
	Members Interests—SPV (299,875 units)	—	—	—	—	—
		179,813	2,342,233	1,010,343	3,352,576	—

Gerli & Company	Subordinated Note (13% Cash)	—	375,000	—	—	375,000
	Subordinated Note (8.5% Cash)	—	358,000	185,000	—	543,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	733,000	185,000	—	918,000

PartsNow!, LLC	Subordinated Note (12% Cash, 3% PIK)	—	—	11,487,784	5,254,784	6,233,000
	Preferred Membership Units (4,000,000 units)	—	—	4,000,000	4,000,000	—
	Common Member Units (1,500,000 units)	—	—	1,351,000	1,351,000	—
	Royalty Rights	—	—	73,000	73,000	—
		—	—	16,911,784	10,678,784	6,233,000

SRC, Inc.	Subordinated Note (10.8% Cash, 0.25% PIK)	—	—	250,000	250,000	—
	Senior Revolver (9.3% Cash)	—	376,195	—	376,195	—
	Senior Term Loan (10.3% Cash)	—	1,907,481	—	1,907,481	—
	Debtor in Possession Loan (8.0% Cash)	—	1,491,800	97,000	1,588,800	—
	Subordinated Note (12% Cash, 2% PIK)	—	3,942,000	2,406,792	6,348,792	—
	Common Stock Purchase Warrants	—	—	—	—	—
	Common Stock (5,000 shares)	900,000	—	8,417,716	593,716	7,824,000
		900,000	7,717,476	11,171,508	11,064,984	7,824,000

Total Control Investments		1,079,813	10,792,709	29,278,635	25,096,344	14,975,000

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	2,083,025	8,765,737	5,676,502	—	14,442,239
	Convertible Preferred Interest in LLC	—	1,002,000	1,205,492	—	2,207,492
		2,083,025	9,767,737	6,881,994	—	16,649,731

American De-Rosa Lamparts, LLC and Hallmark Lighting	Subordinated Note (12% Cash, 2% PIK)	$1,138,545	$6,815,257	$254,357	$—	$7,069,614
	Membership Units (6,516 units)	208,603	39,000	897,000	—	936,000
		1,347,148	6,854,257	1,151,357	—	8,005,614

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2014

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2014 Value
AP Services, Inc.	Class A Units (933 units)	—	253,004	95,143	345,753	2,394
	Class B Units (496 units)	—	134,381	133,109	266,218	1,272
		—	387,385	228,252	611,971	3,666

Asset Point, LLC	Senior Note (11.3% Cash, 4.8% PIK)	1,286,747	6,633,025	1,357,147	—	7,990,172
	Subordinated Note (12% Cash, 2% PIK)	92,144	606,000	50,310	—	656,310
	Subordinated Note (7% Cash)	21,095	786,000	155,798	941,798	—
	Membership Units (1,000,000 units)	—	725,000	—	725,000	—
	Options to Purchase Membership Units (342,407 units)	—	227,000	—	23,000	204,000
	Membership Unit Warrants (356,506 units)	—	—	—	—	—
		1,399,986	8,977,025	1,563,255	1,689,798	8,850,482

Captek Softgel International, Inc.	Subordinated Note (12% Cash, 4% PIK)	1,113,487	8,883,334	314,648	9,197,982	—
	Subordinated Note (9.5% Cash)	534,034	—	16,715,906	—	16,715,906
	Class A Units (80,000 units)	523,541	694,000	1,087,532	62,532	1,719,000
		2,171,062	9,577,334	18,118,086	9,260,514	18,434,906

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 4% PIK)	1,892,074	10,327,229	485,808	778,037	10,035,000
	Common Stock (84 shares)	—	213,000	—	173,000	40,000
		1,892,074	10,540,229	485,808	951,037	10,075,000

DPII Holdings, LLC	Senior Note (12% Cash, 4% PIK)	252,690	—	3,394,913	—	3,394,913
	Class A Membership Interest (17,308 units)	—	—	1,107,692	—	1,107,692
		252,690	—	4,502,605	—	4,502,605

Dyson Corporation	Class A Units (1,000,000 units)	—	1,555,000	—	1,231,000	324,000
		—	1,555,000	—	1,231,000	324,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	589,760	—	8,513,033	—	8,513,033
	Class A Redeemable Preferred Units (10.5% Cash)	334,701	—	4,405,000	—	4,405,000
	Class B Redeemable Preferred Units	—	—	1,537,000	—	1,537,000
	Class A Common Units	—	—	1,000,000	1,000,000	—
	Class A Common Warrants	—	—	632,000	632,000	—
		924,461	—	16,087,033	1,632,000	14,455,033

Halcyon Healthcare, LLC	Subordinated Note (11% Cash)	156,043	—	13,278,779	2,000,000	11,278,779
	Preferred Interests (2,000,000)	—	—	2,000,000	—	2,000,000
		156,043	—	15,278,779	2,000,000	13,278,779

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2014

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2014 Value
Main Street Gourmet, LLC	Subordinated Note (12% Cash, 4.5% PIK)	$214,201	$4,482,393	$79,846	$4,562,239	$—
	Jr. Subordinated Note (8% Cash, 2% PIK)	87,902	1,044,922	19,661	310,386	754,197
	Preferred Units (233 units)	—	303,000	30,000	—	333,000
	Common B Units (3,000 units)	—	440,000	668,000	—	1,108,000
	Common A Units (1,652 units)	—	242,000	368,000	—	610,000
		302,103	6,512,315	1,165,507	4,872,625	2,805,197

PartsNow!, LLC	Subordinated Note (12% Cash, 3% PIK)	897,731	11,285,587	202,197	11,487,784	—
	Member Units (1,000,000 units)	—	1,351,000	—	1,351,000	—
	Royalty Rights	—	73,000	—	73,000	—
		897,731	12,709,587	202,197	12,911,784	—

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 3% PIK)	2,036,860	—	19,087,302	—	19,087,302
	Series A Preferred Stock (5,344 shares)	—	—	5,343,953	—	5,343,953
	Series A Common Stock (80,000 shares)	—	—	26,854	—	26,854
		2,036,860	—	24,458,109	—	24,458,109

Plantation Products, LLC	Subordinated Notes (12% Cash, 2% PIK)	863,345	14,423,858	250,685	14,674,543	—
	Preferred Units (4,312 units)	1,114,411	5,033,000	—	5,033,000	—
	Common Units (352,000 units)	—	4,241,000	14,173,738	18,414,738	—
		1,977,756	23,697,858	14,424,423	38,122,281	—

Playhaven, LLC	Senior Note (9.5% Cash, 2.5% PIK)	866,828	—	20,712,285	—	20,712,285
	Class A Common Units (999,999 units)	—	—	869,999	—	869,999
	Class C Common Units (1 unit)	—	—	5,001	—	5,001
		866,828	—	21,587,285	—	21,587,285

QC Holdings, Inc.	Common Stock (5,594 shares)	—	470,000	—	—	470,000
		—	470,000	—	—	470,000

Technology Crops International	Subordinated Note (12% Cash, 5% PIK)	1,772,709	6,179,807	4,490,269	—	10,670,076
	Common Units (50 units)	64	—	162,000	—	162,000
		1,772,773	6,179,807	4,652,269	—	10,832,076

TGaS Advisors, LLC	Subordinated Note (10% Cash, 1% PIK)	165,472	—	9,742,396	—	9,742,396
	Preferred Units (1,685,357)	—	—	1,685,357		1,685,357
		165,472	—	11,427,753	—	11,427,753

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	—	1,000,000	—	1,000,000
	Participation Interest	—	—	2,000,000	—	2,000,000
		—	—	3,000,000	—	3,000,000

Venture Technology Groups, Inc.	Subordinated Note (12.5% Cash, 4% PIK)	—	411,000	5,293,170	5,479,170	225,000
	Class A Units (1,000,000 units)	—	—	1,000,000	1,000,000	—
		—	411,000	6,293,170	6,479,170	225,000

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2014

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2014 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—
	Class B Preferred Units (985,372 units)	—	1,482,000	245,000	—	1,727,000
	Class C Preferred Units (1,444,475 units)	—	—	—	—	—
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	1,482,000	245,000	—	1,727,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (74,764 units)	1,554,492	6,500,000	3,236,510	1,913,510	7,823,000
	Common Unit Purchase Warrants (25,065 units)	—	1,915,000	—	1,915,000	—
		1,554,492	8,415,000	3,236,510	3,828,510	7,823,000

Total Affiliate Investments		$19,800,504	$107,536,534	$154,989,392	$83,590,690	$178,935,236

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

3.2
Fourth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 on Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference).

3.3
Certificate of Domestic Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit (a)(4) to the Registrant's Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 13, 2007 and incorporated herein by reference).

3.4
Second Amended and Restated Agreement of Limited Partnership of Triangle Mezzanine Fund LLLP (Filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007 and incorporated herein by reference).

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Post-Effective Amendment No. 1 Registrant's Registration Statement on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

4.2
Triangle Capital Corporation Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

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

4.6
Form of 7.00% Note due 2019 (Included as part of Exhibit (d)(6) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated October 19, 2012 between Triangle Capital Corporation and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.8
Form of 6.375% Note due 2022 (Included as part of Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.9
Third Supplemental Indenture, dated February 6, 2015 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(12) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on February 6, 2015 and incorporated herein by reference).

4.10
Form of 6.375% Note due 2022 (Included as part of Exhibit (d)(12) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on February 6, 2015 and incorporated herein by reference).

10.1†
Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference).

10.2†
Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

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

10.17
First Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated August 29, 2013. (Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 and incorporated herein by reference).

10.18
Second Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated November 13, 2013. (Filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 and incorporated herein by reference).

10.19
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