Form 10-Q
period 2015-03-31
Triangle Capital CORP
filed 2015-05-06
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on May 6, 2015 was 33,225,627.

TRIANGLE CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $686,166,666 and $717,233,688 at March 31, 2015 and December 31, 2014, respectively)	$651,682,278	$693,312,886
Affiliate investments (cost of $210,307,952 and $175,182,171 at March 31, 2015 and December 31, 2014, respectively)	213,255,812	178,935,236
Control investments (cost of $29,636,763 and $29,636,763 at March 31, 2015 and December 31, 2014, respectively)	12,473,000	14,975,000
Total investments at fair value	877,411,090	887,223,122
Cash and cash equivalents	111,763,958	78,759,026
Interest and fees receivable	7,205,672	7,409,105
Prepaid expenses and other current assets	615,625	438,861
Property and equipment, net	115,427	108,753
Total assets	$997,111,772	$973,938,867
Liabilities:
Accounts payable and accrued liabilities	$3,113,643	$7,144,673
Interest payable	1,435,372	3,365,237
Taxes payable	56,002	2,506,031
Deferred income taxes	3,208,718	3,363,669
Borrowings under credit facility	20,323,357	61,389,306
Notes	229,425,841	145,646,224
SBA-guaranteed debentures payable	219,933,391	219,697,098
Total liabilities	477,496,324	443,112,238
Commitments and contingencies (Note 6)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 33,225,627 and 32,950,288 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	33,226	32,950
Additional paid in capital	542,136,742	542,119,994
Investment income in excess of distributions	10,976,071	12,926,514
Accumulated realized gains	15,729,070	12,464,699
Net unrealized appreciation (depreciation)	(49,259,661)	(36,717,528)
Total net assets	519,615,448	530,826,629
Total liabilities and net assets	$997,111,772	$973,938,867
Net asset value per share	$15.64	$16.11

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Investment income:
Loan interest, fee and dividend income:
Non-Control / Non-Affiliate investments	$21,784,751	$16,507,765
Affiliate investments	4,944,559	3,576,791
Control investments	100,000	145,360
Total loan interest, fee and dividend income	26,829,310	20,229,916
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,728,323	2,997,777
Affiliate investments	1,169,001	730,657
Control investments	—	5,987
Total payment-in-kind interest income	3,897,324	3,734,421
Interest income from cash and cash equivalent investments	52,936	74,608
Total investment income	30,779,570	24,038,945
Operating expenses:
Interest and other financing fees	6,432,455	5,139,512
General and administrative expenses	6,577,536	5,056,092
Total operating expenses	13,009,991	10,195,604
Net investment income	17,769,579	13,843,341
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	3,236,669	272,201
Affiliate investments	27,702	—
Control investments	—	(208,553)
Net realized gains (losses)	3,264,371	63,648
Net unrealized appreciation (depreciation):
Investments	(13,715,840)	(1,498,470)
Foreign currency borrowings	1,173,707	360,535
Net unrealized appreciation (depreciation)	(12,542,133)	(1,137,935)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	(9,277,762)	(1,074,287)
Provision for taxes	(137,875)	(266,555)
Net increase in net assets resulting from operations	$8,353,942	$12,502,499
Net investment income per share—basic and diluted	$0.54	$0.50
Net increase in net assets resulting from operations per share—basic and diluted	$0.25	$0.45
Dividends/distributions paid per share:
Regular quarterly dividends/distributions	$0.54	$0.54
Supplemental dividends/distributions	0.05	0.15
Total dividends/distributions	$0.59	$0.69

Weighted average number of shares outstanding—basic and diluted	33,099,197	27,805,108

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation(Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2013	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
Net investment income	—	—	—	13,843,341	—	—	13,843,341
Stock-based compensation	—	—	1,338,072	—	—	—	1,338,072
Realized gain (loss) on investments	—	—	—	—	63,648	(555,390)	(491,742)
Net unrealized gains (losses) on investments / foreign currency	—	—	—	—	—	(582,545)	(582,545)
Provision for taxes	—	—	—	(266,555)	—	—	(266,555)
Dividends / distributions	27,108	27	707,263	(15,053,358)	(4,181,488)	—	(18,527,556)
Issuance of restricted stock	273,000	273	(273)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(93,895)	(93)	(2,474,028)	—	—	—	(2,474,121)
Balance, March 31, 2014	27,903,696	$27,904	$408,613,927	$7,134,163	$16,547,531	$6,307,499	$438,631,024

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2014	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
Net investment income	—	—	—	17,769,579	—	—	17,769,579
Stock-based compensation	—	—	1,642,297	—	—	—	1,642,297
Realized gain (loss) on investments	—	—	—	—	3,264,371	(3,370,439)	(106,068)
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(9,171,694)	(9,171,694)
Provision for taxes	—	—	—	(137,875)	—	—	(137,875)
Dividends / distributions	35,548	36	830,010	(19,582,147)		—	(18,752,101)
Expenses related to public offering of common stock	—	—	(54,967)	—	—	—	(54,967)
Issuance of restricted stock	350,000	350	(350)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(110,209)	(110)	(2,400,242)	—	—	—	(2,400,352)
Balance, March 31, 2015	33,225,627	$33,226	$542,136,742	$10,976,071	$15,729,070	$(49,259,661)	$519,615,448

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,353,942	$12,502,499
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(98,213,197)	(77,498,482)
Repayments received/sales of portfolio investments	97,094,750	51,808,786
Loan origination and other fees received	1,606,861	1,367,819
Net realized gain on investments	(3,264,371)	(63,648)
Net unrealized depreciation on investments	13,870,791	1,402,236
Net unrealized appreciation on foreign currency borrowings	(1,173,707)	(360,535)
Deferred income taxes	(154,951)	96,234
Payment-in-kind interest accrued, net of payments received	810,547	(1,472,204)
Amortization of deferred financing fees	511,864	397,944
Accretion of loan origination and other fees	(1,960,200)	(835,536)
Accretion of loan discounts	(133,149)	(346,201)
Accretion of discount on SBA-guaranteed debentures payable	46,222	45,230
Depreciation expense	15,169	9,652
Stock-based compensation	1,642,297	1,338,072
Changes in operating assets and liabilities:
Interest and fees receivable	203,433	1,549,819
Prepaid expenses and other current assets	(176,764)	(2,641,584)
Accounts payable and accrued liabilities	(4,031,030)	(5,750,369)
Interest payable	(1,929,865)	(1,924,058)
Taxes payable	(2,450,029)	(1,064,544)
Net cash provided by (used in) operating activities	10,668,613	(21,438,870)
Cash flows from investing activities:
Purchases of property and equipment	(21,843)	(25,552)
Net cash used in investing activities	(21,843)	(25,552)
Cash flows from financing activities:
Borrowings under credit facility	8,000,000	—
Repayments of credit facility	(48,000,000)	—
Proceeds from notes	83,565,582	—
Expenses related to public offering of common stock	(54,967)	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,400,352)	(2,474,121)
Cash dividends/distributions paid	(18,752,101)	(18,527,556)
Net cash provided by (used in) financing activities	22,358,162	(21,001,677)
Net increase (decrease) in cash and cash equivalents	33,004,932	(42,466,099)
Cash and cash equivalents, beginning of period	78,759,026	133,304,346
Cash and cash equivalents, end of period	$111,763,958	$90,838,247
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,644,734	$6,404,312
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$830,046	$707,290

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,940,632	$12,756,508	$12,756,508
		Common Units (1,250 units)		1,250,000	2,164,000
			12,940,632	14,006,508	14,920,508

AGM Automotive, LLC (0%)*	Auto Industry Interior Components Suppler	Class A Units (1,500,000 units)		630,134	1,736,000
				630,134	1,736,000

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	23,115,192	22,810,632	22,810,632
		Class A Units (2,129,032 units)		2,129,032	2,183,000
			23,115,192	24,939,664	24,993,632

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,102,000
				516,867	1,102,000

Audio and Video Labs Holdings, Inc. (2%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,348,844	10,211,191	10,211,191
		Common Stock (138 shares)		1,300,000	1,546,000
			10,348,844	11,511,191	11,757,191

BFN Operations LLC (3%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 03/16)	18,458,051	18,198,885	16,151,000
			18,458,051	18,198,885	16,151,000

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	240,000
				237,301	240,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,251,729	12,044,609	12,044,609
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,251,729	13,044,609	13,044,609

Capital Contractors, Inc. (1%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15) (5)	9,810,268	9,583,888	5,456,000
		Common Stock Warrants (20 shares)		492,000	—
			9,810,268	10,075,888	5,456,000

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	95,000
				119,735	95,000

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	10,000,000	9,957,674	9,957,674
		Class A Units (22,561 units)		906,604	1,863,000
			10,000,000	10,864,278	11,820,674

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,311,556	15,311,556
		Preferred Stock (703 shares)		554,458	528,000
		Common Stock (1,000,000 shares)		100,000	—
			15,505,583	15,966,014	15,839,556

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (10% Cash, 4% PIK Due 04/15)	10,360,133	10,353,525	10,353,525
		Warrant (263 shares)		276,100	42,000
			10,360,133	10,629,625	10,395,525

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Senior Note (3.7% cash, Due 06/15)	1,140,000	1,140,000	1,140,000
		Subordinated Note (14% PIK, Due 11/15)(6)	16,103,741	14,726,015	5,631,000
		Subordinated Note (14% PIK, Due 11/15)(6)	14,720,633	12,705,812	3,032,000
		Series C Preferred Units (30 units)		288,342	—
		Common Unit Warrant (1,406 units)		1,759,556	—
		Series D Preferred Units (16 units)		107,074	—
		Series E Preferred Units (5 units)		31,651	—
			31,964,374	30,758,450	9,803,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
CWS Acquisition Corp. (3%)*	Manufacturer of Custom Windows and Sliding Doors	Subordinated Note (11% Cash, 2% PIK, Due 01/20)	$16,319,218	$16,066,731	$16,066,731
		1,500,000 Class A Units		1,500,000	1,500,000
			16,319,218	17,566,731	17,566,731

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 12/18)	8,000,000	7,875,121	7,875,121
		Common Units (45,492 units)		500,000	643,000
			8,000,000	8,375,121	8,518,121

DataSource Incorporated (1%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	4,889,360	4,840,630	4,840,630
		Common Units (47 units)		1,000,000	973,000
			4,889,360	5,840,630	5,813,630

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17) (5)	6,567,220	6,172,631	4,233,000
		Series A Preferred Equity (1,200 shares)		1,200,000	—
			6,567,220	7,372,631	4,233,000

DialogDirect, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 1.5% PIK, Due 04/20)	24,157,449	23,933,506	23,933,506
			24,157,449	23,933,506	23,933,506

DLC Acquisition, LLC (4%)*	Staffing Firm	Senior Note (10% Cash, Due 07/19)	22,750,000	22,334,936	22,334,936
			22,750,000	22,334,936	22,334,936

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,272,506	7,169,915	7,169,915
		Series A Units (600,000 units)		600,000	365,000
			7,272,506	7,769,915	7,534,915

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18) (6)	7,659,663	7,262,454	5,552,000
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	—
			7,659,663	9,042,142	5,552,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	510,000
				285,000	510,000

FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (4.7% Cash, Due 09/16)	1,177,961	1,177,961	1,150,000
		Senior Note (7.8% Cash, 2% PIK, Due 09/16) (5)	1,225,946	1,207,439	—
			2,403,907	2,385,400	1,150,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,956,475	7,829,058	7,829,058
		Common Units (1,000,000 units)		914,835	1,305,000
			7,956,475	8,743,893	9,134,058

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (12% Cash, 2% PIK, Due 08/18)	11,570,325	11,407,798	11,407,798
			11,570,325	11,407,798	11,407,798

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash Due 07/18)	8,462,629	8,373,882	4,219,000
		Series A Convertible Preferred Units (2,500 units)		250,000	—
		Series B Convertible Preferred Units (5,556 units)		500,000	—
			8,462,629	9,123,882	4,219,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17)	12,739,823	12,739,823	10,436,000
			12,739,823	12,739,823	10,436,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	27,000
				500,000	27,000

Gilchrist & Soames, Inc. (7%)*	Manufacturer of Personal Care Products	Split Collateral Term Loan (10% Cash, 1.5% PIK, Due 11/19)	35,020,657	34,516,209	34,516,209
			35,020,657	34,516,209	34,516,209

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	$22,324,245	$21,917,045	$21,917,045
			22,324,245	21,917,045	21,917,045

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Subordinated Note (19% Cash, Due 11/18)	2,913,750	2,905,314	2,905,314
		Subordinated Note (14% Cash, Due 11/18)	3,191,250	3,020,811	3,020,811
		Unit Purchase Warrant (7,817 units)		295,800	540,000
			6,105,000	6,221,925	6,466,125

Hickman's Egg Ranch, Inc. (3%)*	Egg Producer	Subordinated Note (12% Cash, Due 06/19)	15,049,229	14,783,739	14,783,739
			15,049,229	14,783,739	14,783,739

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		791,757	686,000
				791,757	686,000

HTC Borrower, LLC (5%)*	Hunting and Outdoor Products	Subordinated Note, (10% Cash, 3% PIK, Due 09/20)	25,047,916	24,672,916	24,672,916
			25,047,916	24,672,916	24,672,916

Huron, Inc. (3%)*	Parts Supplier to Automotive Industry	Subordinated Note (10% Cash, 3% PIK, Due 08/18)	13,854,096	13,795,784	13,795,784
			13,854,096	13,795,784	13,795,784

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	8,658,501	8,618,090	8,618,090
		Membership Interest Purchase Warrant (3%)		853,500	1,445,000
			8,658,501	9,471,590	10,063,090

IOS Holding Company, LLC (0%)*	Inspections and Repair Services for Oil Industry	Common Units (7,314 Class A Units)		356,074	301,000
				356,074	301,000

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,851,345	14,673,455	14,673,455
		Class A Common Units (1,268 units)		118,110	180,000
		Class A Preferred Units (132 units)		131,890	174,000
			14,851,345	14,923,455	15,027,455

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,375,000
		Common Units (30,000 units)		30,000	1,139,000
				1,500,000	3,514,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,510,152	6,510,152
		Membership Units (1,216,204 units)		1,176,957	1,327,000
			6,545,455	7,687,109	7,837,152

Micross Solutions LLC (5%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	23,165,653	22,983,382	22,983,382
		Class A-2 Common Units (1,979,524 units)		2,019,693	2,019,693
			23,165,653	25,003,075	25,003,075

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,890,000
				2,000,000	1,890,000

Nautic Partners VII, LP (0%)*	Multi-Sector Holdings	0.4% Limited Partnership Interest		244,397	361,000
				244,397	361,000

Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 1.75% PIK, Due 07/21)	20,083,611	19,694,718	19,694,718
		Limited Partnership Interest		1,940,588	1,940,588
			20,083,611	21,635,306	21,635,306

On Event Services, LLC (3%)*	Equipment Rentals	Subordinated Note (10% Cash, 2% PIK, Due 02/20)	17,212,851	16,917,692	16,917,692
		Warrant to Purchase Units (4%)		850,000	850,000
			17,212,851	17,767,692	17,767,692

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Subordinated Note (10% Cash, Due 11/19)	$22,885,000	$22,456,862	$22,456,862
		Class A Preferred Units (15,000 units)		1,500,000	1,500,000
		Class A Common Units (15,000 units)		—	—
			22,885,000	23,956,862	23,956,862

Performance Health & Wellness Holdings, Inc. (1%)*	Rehabilitation and Wellness Products	Class A Limited Partnership Units (15,000 units)		1,500,000	2,622,000
				1,500,000	2,622,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	7,821,994	6,627,482	3,595,000
		Common Unit Purchase Warrants		590,200	—
			7,821,994	7,217,682	3,595,000

Sheplers, Inc. (3%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,657,015	8,657,015
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,704,000	4,673,453	4,673,453
			13,454,000	13,330,468	13,330,468

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		725,083	672,000
				725,083	672,000

Specialized Desanders, Inc. (3%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,884,925	13,221,059
		LLP Units (2,000,000 units)		1,937,421	4,554,000
			16,110,043	17,822,346	17,775,059

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	1,734,000
				20,000	1,734,000

TACH Holdings, Inc. (f/k/a Trinity Consultants Holdings, Inc.) (3%)*	Air Quality Consulting Services	Subordinated Note (10% Cash, 3% PIK, Due 08/20)	15,288,008	15,169,022	15,169,022
		Series A1 Preferred Stock (10,000 units)		—	137,000
		Common Stock (50,000 units)		50,000	1,231,000
			15,288,008	15,219,022	16,537,022

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,181,006	9,995,038	9,995,038
		Limited Partnership Investment		999,000	1,141,000
			10,181,006	10,994,038	11,136,038

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	15,079,763	14,803,546	14,803,546
		Limited Partnership Units (500,000 units)		500,000	500,000
			15,079,763	15,303,546	15,303,546

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,196,209	13,935,854	13,935,854
		Class A Units (1,400,000 units)		1,400,000	1,568,000
			14,196,209	15,335,854	15,503,854

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,854,000
				638,260	2,854,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	1,425,000
				333,994	1,425,000

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,435,286	11,910,206	11,910,206
		Class A Common Stock (177,935 shares)		1,999,989	861,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,000
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	202,000
			12,435,286	14,885,636	13,110,206

Water Pik, Inc. (2%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	8,315,789	8,023,702	8,023,702
			8,315,789	8,023,702	8,023,702

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	$9,500,000	$9,306,001	$9,306,001
		Class A Units (2,000 units)		2,000,000	2,432,000
			9,500,000	11,306,001	11,738,001

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	2,057,000
				3,000,000	2,057,000

Subtotal Non–Control / Non–Affiliate Investments			648,689,038	686,166,666	651,682,278

Affiliate Investments:
All Aboard America! Holdings Inc. (3%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	14,743,404	14,566,509	14,566,509
		Membership Units in LLC		2,185,492	2,609,000
			14,743,404	16,752,001	17,175,509

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/16)	7,120,453	7,107,472	7,107,472
		Membership Units (8,364 units)		620,653	1,352,000
			7,120,453	7,728,125	8,459,472

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 4.8% PIK, Due 03/15)	8,085,433	8,085,431	8,085,431
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	659,597	659,597	659,597
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	224,000
		Membership Unit Warrants (356,506 units)		—	—
			8,745,030	9,253,231	8,969,028

Captek Softgel International, Inc. (4%)*	Nutraceutical Manufacturer	Subordinated Note (9.5% Cash, Due 02/20)	16,872,635	16,722,119	16,722,119
		Class A Units (80,000 units)		737,468	1,700,000
			16,872,635	17,459,587	18,422,119

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	10,999,024	10,936,749	10,242,999
		Common Stock (84 shares)		502,320	—
			10,999,024	11,439,069	10,242,999

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,487,701	3,434,631	3,434,631
		Class A Membership Interest (17,308 units)		1,107,692	1,107,692
			3,487,701	4,542,323	4,542,323

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,311,524	9,197,949	9,197,949
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,311,524	15,197,949	15,425,663

Halcyon Healthcare, LLC (3%)*	Provider of Hospice Services	Subordinated Note (11% Cash, Due 10/19)	11,500,000	11,287,799	11,287,799
		Preferred Interests (2,000,000 interests)		2,000,000	2,000,000
			11,500,000	13,287,799	13,287,799

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 08/19)	766,643	758,896	758,896
		Preferred Units (233 units)		211,867	341,000
		Common B Units (3,000 units)		23,140	997,000
		Common A Units (1,652 units)		14,993	549,000
			766,643	1,008,896	2,645,896

Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
				503,907	—

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (6%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$20,414,298	$19,968,020	$19,968,020
		Subordinated Note (10% PIK, Due 02/20)	3,958,678	3,802,675	3,802,675
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	7,621,648
		Common Stock (1,668,691 shares)		333,738	333,738
			24,372,976	31,726,081	31,726,081

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,571,387	19,248,121	19,248,121
		Series A Preferred Stock (5,344 shares)		5,343,953	4,165,000
		Class A Common Stock (107,416 shares)		26,854	—
			19,571,387	24,618,928	23,413,121

Playhaven, LLC (4%)*	Mobile Game Advertising Network	Senior Note (9.5% Cash, 2.5% PIK, Due 09/19)	22,055,410	20,900,516	22,055,410
		Class A Common Units (999,999 units)		869,999	405,999
		Class C Common Units (1 unit)		5,001	5,001
			22,055,410	21,775,516	22,466,410

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	409,000
				563,602	409,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/18)	10,831,335	10,831,334	10,831,334
		Common Units (50 units)		500,000	199,000
			10,831,335	11,331,334	11,030,334

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,934,920	9,714,701	9,714,701
		Preferred Units (1,685,357 units)		1,685,357	1,685,357
			9,934,920	11,400,058	11,400,058

UCS Super HoldCo LLC (1%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	1,000,000
		Participation Interest		2,000,000	2,000,000
				3,000,000	3,000,000

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Units (90,000 units)		900,000	952,000
		Common Units (10,000 units)		100,000	—
				1,000,000	952,000

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (6)	333,762	234,545	225,000
			333,762	234,545	225,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,736,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,736,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,727,000
				—	7,727,000

Subtotal Affiliate Investments			170,646,204	210,307,952	213,255,812

Control Investments:

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	516,449	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	4,219,315	3,000,000	552,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,735,764	4,491,440	927,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
PartsNow!, LLC (1%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17) (6)	$13,022,400	$11,487,784	$4,559,000
		Preferred Membership Units (4,000,000 units)		4,000,000	—
		Common Member Units (1,500,000 units)		1,429,539	—
		Royalty Rights		—	—
			13,022,400	16,917,323	4,559,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	6,987,000
				8,228,000	6,987,000

Subtotal Control Investments			17,758,164	29,636,763	12,473,000

Total Investments, March 31, 2015 (169%)*			$837,093,406	$926,111,381	$877,411,090

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

(5)	PIK non-accrual investment

(6)	Non-accrual investment

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,892,286	$12,699,948	$12,699,948
		Common Units (1,250 units)		1,250,000	2,253,000
			12,892,286	13,949,948	14,952,948

AGM Automotive, LLC (5%)*	Auto Industry Interior Components Supplier	Subordinated Note (10% Cash, 3% PIK, Due 07/19)	25,583,924	25,139,063	25,139,063
		Class A Units (1,500,000 units)		1,500,000	2,858,000
			25,583,924	26,639,063	27,997,063

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	23,000,000	22,679,661	22,679,661
		Class A Units (2,129,032 units)		2,129,032	2,367,000
			23,000,000	24,808,693	25,046,661

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,102,000
				516,867	1,102,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,540,605	13,356,317	13,356,317
		Common Stock (138 shares)		1,300,000	1,653,000
			13,540,605	14,656,317	15,009,317

BFN Operations LLC (3%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 03/16)	18,274,695	17,996,182	15,768,000
			18,274,695	17,996,182	15,768,000

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	240,000
				237,301	240,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,189,999	11,974,291	11,974,291
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,189,999	12,974,291	12,974,291

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15) (5)	9,761,380	9,543,757	6,648,000
		Common Stock Warrants (20 shares)		492,000	—
			9,761,380	10,035,757	6,648,000

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	411,000
				119,735	411,000

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	10,000,000	9,956,076	9,956,076
		Class A Units (22,561 units)		906,604	2,163,000
			10,000,000	10,862,680	12,119,076

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,299,494	15,299,494
		Preferred Stock (703 shares)		554,458	547,000
		Common Stock (1,000,000 shares)		100,000	—
			15,505,583	15,953,952	15,846,494

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (9% Cash, 5% PIK Due 04/15)	10,258,619	10,249,950	10,249,950
		Warrant (263 shares)		276,100	119,000
			10,258,619	10,526,050	10,368,950

CP Power Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Senior Note (3.7% cash, Due 06/15)	1,140,000	1,140,000	1,140,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,057,486	13,206,015	6,974,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,217,209	12,705,812	3,755,000
		Series C Preferred Units (30 units)		288,342	—
		Common Unit Warrant (1,406 units)		1,759,556	—
		Series D Preferred Units (16 units)		107,074	—
		Series E Preferred Units (5 units)		31,651	—
			29,414,695	29,238,450	11,869,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
CWS Acquisition Corp. (3%)*	Manufacturer of Custom Windows and Sliding Doors	Subordinated Note (11% Cash, 2% PIK, Due 01/20)	$16,238,028	$15,975,521	$15,975,521
		1,500,000 Class A Units		1,500,000	1,500,000
			16,238,028	17,475,521	17,475,521

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 12/18)	8,000,000	7,867,746	7,867,746
		Common Units (45,492 units)		500,000	669,000
			8,000,000	8,367,746	8,536,746

DataSource Incorporated (1%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	4,865,035	4,758,855	4,758,855
		Common Units (47 units)		1,000,000	986,000
			4,865,035	5,758,855	5,744,855

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17) (5)	6,518,211	6,166,804	3,260,000
		Series A Preferred Equity (500 shares)		500,000	—
			6,518,211	6,666,804	3,260,000

DialogDirect, Inc. (4%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 1.5% PIK, Due 04/20)	24,067,084	23,835,050	23,835,050
			24,067,084	23,835,050	23,835,050

DLC Acquisition, LLC (4%)*	Staffing Firm	Senior Note (10% Cash, Due 07/19)	21,750,000	21,315,528	21,315,528
			21,750,000	21,315,528	21,315,528

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,236,264	7,127,844	7,127,844
		Series A Units (600,000 units)		600,000	336,000
			7,236,264	7,727,844	7,463,844

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,376,429	7,262,454	5,578,000
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	—
			7,376,429	9,042,142	5,578,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	487,000
				285,000	487,000

FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (4.7% Cash, Due 09/16)	1,196,615	1,196,615	1,002,000
		Senior Note (7.8% Cash, 2% PIK, Due 09/16) (5)	1,219,837	1,207,439	—
			2,416,452	2,404,054	1,002,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,917,430	7,784,193	7,784,193
		Common Units (1,000,000 units)		1,000,000	1,125,000
			7,917,430	8,784,193	8,909,193

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (12% Cash, 2% PIK, Due 08/18)	11,561,375	11,388,555	11,388,555
			11,561,375	11,388,555	11,388,555

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,368,102	4,200,000
		Convertible Preferred Units (2,500 units)		250,000	—
			8,462,629	8,618,102	4,200,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17)	12,613,686	12,613,686	10,127,000
			12,613,686	12,613,686	10,127,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

Gilchrist & Soames, Inc. (7%)*	Manufacturer of Personal Care Products	Subordinated Debt (10% Cash, 1.5% PIK, Due 11/19)	$35,064,167	$34,539,167	$34,539,167
			35,064,167	34,539,167	34,539,167

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,213,179	21,794,748	21,794,748
			22,213,179	21,794,748	21,794,748

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Subordinated Note (19% Cash, Due 11/18)	2,953,125	2,936,635	2,936,635
		Subordinated Note (14% Cash, Due 11/18)	3,234,375	3,043,787	3,043,787
		Unit Purchase Warrant (7,817 units)		295,800	506,000
			6,187,500	6,276,222	6,486,422

Hickman's Egg Ranch, Inc. (3%)*	Egg Producer	Subordinated Note (12% Cash, Due 06/19)	15,049,229	14,771,894	14,771,894
			15,049,229	14,771,894	14,771,894

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	Limited Partnership Interest		705,243	796,000
				705,243	796,000

Huron, Inc. (3%)*	Parts Supplier to Automotive Industry	Subordinated Note (10% Cash, 3% PIK, Due 08/18)	13,750,964	13,689,208	13,689,208
			13,750,964	13,689,208	13,689,208

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,421,569	10,184,728	11,422,000
		Common Stock Purchase Warrant (487,877 shares)		2,411,000	2,525,000
			11,421,569	12,595,728	13,947,000

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	8,604,721	8,470,664	8,470,664
		Membership Interest Purchase Warrant (3%)		853,500	760,000
			8,604,721	9,324,164	9,230,664

IOS Acquisitions, Inc. (4%)*	Inspections and Repair Services for Oil Industry	Subordinated Note (12% Cash, 3.3% PIK, Due 06/18)	20,205,519	19,931,514	19,931,514
		Common Units (7,314 Class A Units)		1,699,847	1,664,000
			20,205,519	21,631,361	21,595,514

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,777,458	14,591,250	14,591,250
		Class A Common Units (1,268 units)		118,110	155,000
		Class A Preferred Units (132 units)		131,890	171,000
			14,777,458	14,841,250	14,917,250

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		58,995	2,322,000
				58,995	2,322,000

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,297,000
		Common Units (30,000 units)		30,000	1,513,000
				1,500,000	3,810,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,474,409	6,474,409
		Membership Units (1,216,204 units)		1,176,957	1,465,000
			6,545,455	7,651,366	7,939,409

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	16,800,137	16,606,535	16,606,535
		Class A-2 Common Units (1,979,524 units)		2,019,693	2,019,693
			16,800,137	18,626,228	18,626,228

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	6,342,724	5,484,627	5,000,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			6,342,724	5,988,534	5,000,000

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,886,000
				2,000,000	1,886,000

Nautic Partners VII, LP (0%)*	Multi-Sector Holdings	Limited Partnership Interest		243,519	243,519
				243,519	243,519

On Event Services, LLC (2%)*	Equipment Rentals	Subordinated Note (10% Cash, 2% PIK, Due 01/19)	$9,946,213	$9,782,913	$9,782,913
			9,946,213	9,782,913	9,782,913

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Subordinated Note (10% Cash, Due 11/19)	22,942,500	22,495,703	22,495,703
		Class A Preferred Units (15,000 units)		1,500,000	1,500,000
		Class A Common Units (15,000 units)		—	—
			22,942,500	23,995,703	23,995,703
Performance Health & Wellness Holdings, Inc. (2%)*	Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	6,735,850	6,592,236	6,648,000
		Class A Limited Partnership Units (15,000 units)		1,500,000	3,304,000
			6,735,850	8,092,236	9,952,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	7,535,807	6,613,149	3,778,000
		Common Unit Purchase Warrants		590,200	—
			7,535,807	7,203,349	3,778,000

Sheplers, Inc. (2%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,645,362	8,645,362
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,625,067	4,590,571	4,590,571
			13,375,067	13,235,933	13,235,933

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		725,083	725,083
				725,083	725,083

Specialized Desanders, Inc. (4%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,874,586	14,384,427
		LLP Units (2,000,000 units)		1,937,421	5,131,000
			16,110,043	17,812,007	19,515,427

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	1,787,000
				20,000	1,787,000

TACH Holdings, Inc. (f/k/a Trinity Consultants Holdings, Inc.) (3%)*	Air Quality Consulting Services	Subordinated Note (10% Cash, 3% PIK, Due 08/20)	15,174,201	15,050,945	15,050,945
		Series A1 Preferred Stock (10,000 units)		—	104,000
		Common Stock (50,000 units)		50,000	932,000
			15,174,201	15,100,945	16,086,945

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,105,217	9,912,146	9,912,146
		Limited Partnership Investment		999,000	1,129,000
			10,105,217	10,911,146	11,041,146

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	15,042,126	14,753,871	14,753,871
		Limited Partnership Units (500,000 units)		500,000	500,000
			15,042,126	15,253,871	15,253,871

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,108,034	13,837,735	13,837,735
		Class A Units (1,400,000 units)		1,400,000	1,400,000
			14,108,034	15,237,735	15,237,735

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,928,000
				638,260	2,928,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	1,395,000
				333,994	1,395,000

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,870,825	12,288,416	12,288,416
		Class A Common Stock (177,935 shares)		1,999,989	861,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,000
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	202,000
			12,870,825	15,263,846	13,488,416

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Units (90,000 units)		$900,000	$1,215,000
		Common Units (10,000 units)		100,000	—
				1,000,000	1,215,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Water Pik, Inc. (2%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$8,315,789	8,014,819	8,014,819
			8,315,789	8,014,819	8,014,819

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	9,500,000	9,299,238	9,299,238
		Class A Units (2,000 units)		2,000,000	2,303,000
			9,500,000	11,299,238	11,602,238

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	2,084,000
				3,000,000	2,084,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,377,350	20,431,075	20,577,000
			20,377,350	20,431,075	20,577,000

Subtotal Non–Control / Non–Affiliate Investments			678,546,053	717,233,688	693,312,886

Affiliate Investments:
All Aboard America! Holdings Inc. (3%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	14,633,379	14,442,239	14,442,239
		Membership Units in LLC		2,185,492	2,207,492
			14,633,379	16,627,731	16,649,731

American De-Rosa Lamparts, LLC and Hallmark Lighting (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/16)	7,084,969	7,069,614	7,069,614
		Membership Units (8,364 units)		620,653	936,000
			7,084,969	7,690,267	8,005,614

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		1,486	2,394
		Class B Units (496 units)		—	1,272
				1,486	3,666

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 4.8% PIK, Due 03/15)	7,990,174	7,990,172	7,990,172
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	656,310	656,310	656,310
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	204,000
		Membership Unit Warrants (356,506 units)		—	—
			8,646,484	9,154,685	8,850,482

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (9.5% Cash, Due 02/20)	16,872,635	16,715,906	16,715,906
		Class A Units (80,000 units)		737,468	1,719,000
			16,872,635	17,453,374	18,434,906

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	10,889,763	10,813,037	10,035,000
		Common Stock (84 shares)		502,320	40,000
			10,889,763	11,315,357	10,075,000

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,453,055	3,394,913	3,394,913
		Class A Membership Interest (17,308 units)		1,107,692	1,107,692
			3,453,055	4,502,605	4,502,605

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	324,000
				1,000,000	324,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	8,633,927	8,513,033	8,513,033
		Class A Redeemable Preferred Units (10.5% Cash) (189,744 units)		3,772,762	4,405,000
		Class B Redeemable Preferred Units (13,333 units)		309,524	1,537,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			8,633,927	14,227,319	14,455,033

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
Halcyon Healthcare, LLC (3%)*	Provider of Hospice Services	Subordinated Note (11% Cash, Due 10/19)	$11,500,000	$11,278,779	$11,278,779
		Preferred Interests (2,000,000 interests)		2,000,000	2,000,000
			11,500,000	13,278,779	13,278,779

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	762,829	754,197	754,197
		Preferred Units (233 units)		211,867	333,000
		Common B Units (3,000 units)		23,140	1,108,000
		Common A Units (1,652 units)		14,993	610,000
			762,829	1,004,197	2,805,197

PCX Aerostructures, LLC (5%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,425,333	19,087,302	19,087,302
		Series A Preferred Stock (5,344 shares)		5,343,953	5,343,953
		Class A Common Stock (107,416 shares)		26,854	26,854
			19,425,333	24,458,109	24,458,109

Playhaven, LLC (4%)*	Mobile Game Advertising Network	Senior Note (9.5% Cash, 2.5% PIK, Due 09/19)	21,918,134	20,712,285	20,712,285
		Class A Common Units (999,999 units)		869,999	869,999
		Class C Common Units (1 unit)		5,001	5,001
			21,918,134	21,587,285	21,587,285

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops International (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/18)	10,697,064	10,670,076	10,670,076
		Common Units (50 units)		500,000	162,000
			10,697,064	11,170,076	10,832,076

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,972,212	9,742,396	9,742,396
		Preferred Units (1,685,357 units)		1,685,357	1,685,357
			9,972,212	11,427,753	11,427,753

UCS Super HoldCo LLC (1%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	1,000,000
		Participation Interest		2,000,000	2,000,000
				3,000,000	3,000,000

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (6)	320,365	234,545	225,000
			320,365	234,545	225,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,727,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,727,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,823,000
				—	7,823,000

Subtotal Affiliate Investments			144,810,149	175,182,171	178,935,236

Control Investments:

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	500,193	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	4,131,520	3,000,000	543,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,631,713	4,491,440	918,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value(3)
PartsNow!, LLC (1%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17) (6)	$12,545,858	$11,487,784	$6,233,000
		Preferred Membership Units (4,000,000 units)		4,000,000	—
		Common Member Units (1,500,000 units)		1,429,539	—
		Royalty Rights		—	—
			12,545,858	16,917,323	6,233,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	7,824,000
				8,228,000	7,824,000

Subtotal Control Investments			17,177,571	29,636,763	14,975,000

Total Investments, December 31, 2014 (167%)*			$840,533,773	$922,052,622	$887,223,122

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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
Basis of Presentation
The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries, including Triangle SBIC and Triangle SBIC II. The effects of all intercompany transactions between Triangle Capital Corporation and its subsidiaries have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and FASB Accounting Standards Codification Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note 2, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” on the Unaudited Consolidated Statements of Operations.
The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. The Company elected early adoption of this standard on January 1, 2015. As a result, deferred financing fees are no longer presented as an asset on the Company’s Consolidated Balance Sheets, but are included as a reduction in the carrying amount of the Company’s debt securities. In addition, the Company’s Consolidated Balance Sheet as of December 31, 2014 has been adjusted to reflect the effects of adoption of ASU 2015-03 on a retrospective basis.

Reclassifications
Certain reclassifications have been made in the financial highlights for the three months ended March 31, 2014 in order to conform to current presentation. The Company had historically presented the ratio of total expenses to average net assets exclusive of provision for taxes. This ratio is currently presented including provision for taxes.
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
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2015:
Subordinated debt and 2nd lien notes	$698,247,977	75%	$647,418,160	74%
Senior debt and 1st lien notes	118,716,464	13	118,635,958	13
Equity shares	102,403,466	11	107,153,972	12
Equity warrants	6,743,474	1	4,203,000	1
Royalty rights	—	—	—	—
	$926,111,381	100%	$877,411,090	100%
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%

During the three months ended March 31, 2015, the Company made three new investments totaling approximately $79.2 million and investments in nine existing portfolio companies totaling approximately $19.0 million. During the three months ended March 31, 2014, the Company made six new investments totaling approximately $63.7 million and investments in six existing portfolio companies totaling approximately $13.8 million.
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
The Company’s valuation process is led by the Company’s executive officers and managing directors. The Company’s valuation process begins with a quarterly review of each investment in the Company’s investment portfolio by the Company’s executive officers and investment committee. Valuations of each portfolio security are then prepared by the Company’s investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under the Company’s valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer of the Company. Generally, any investment that is valued below cost is subjected to review by one of the Company’s executive officers. After the peer review is complete, the Company engages two independent valuation firms, including Duff & Phelps, LLC (collectively, the “Valuation Firms”), to provide third-party reviews of certain investments, as described further below. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of the Company’s investments in accordance with the 1940 Act.
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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at March 31, 2015 and December 31, 2014 are summarized as follows:

March 31, 2015:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$615,360,160	Income Approach	Required Rate of Return	8.3% – 25.0%	13.5%
			Leverage Ratio	1.2x – 7.4x	4.2x
			Adjusted EBITDA	$1.4 million – $73.6 million	$17.6 million
Subordinated debt and 2nd lien notes	32,058,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.7x – 7.6x	5.7x
			Adjusted EBITDA	$1.0 million – $10.3 million	$5.1 million
Senior debt and 1st lien notes	96,580,548	Income Approach	Required Rate of Return	3.7% – 16.0%	12.1%
			Leverage Ratio	0.0x – 9.9x	3.1x
			Adjusted EBITDA	$1.4 million – $8.1 million	$5.4 million
Equity shares and warrants	110,945,972	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	2.8x – 14.9x	6.5x
			Adjusted EBITDA	$1.0 million – $73.6 million	$12.6 million
			Revenue Multiple	1.3x – 4.0x	3.4x
			Revenues	$9.9 million – $80.2 million	$65.9 million

(1)	Certain investments with a total fair value of $22,466,410 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

December 31, 2014:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$599,378,024	Income Approach	Required Rate of Return	8.3% – 30.0%	14.0%
			Leverage Ratio	1.3x – 8.1x	4.2x
			Adjusted EBITDA	$1.5 million – $74.8 million	$18.3 million
Subordinated debt and 2nd lien notes	29,000,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.5x – 6.0x	5.4x
			Adjusted EBITDA	$1.0 million –$7.5 million	$4.6 million
Senior debt and 1st lien notes	115,252,247	Income Approach	Required Rate of Return	3.7% – 16.0%	12.1%
			Leverage Ratio	0.0x – 9.0x	3.2x
			Adjusted EBITDA	$1.5 million – $8.1 million	$5.4 million
Equity shares and warrants	106,746,851	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	6.6x
			Adjusted EBITDA	$1.0 million – $74.8 million	$12.1 million
			Revenue Multiple	1.3x – 4.0x	3.4x
			Revenues	$9.6 million – $76.2 million	$62.7 million

(1)	Certain investments with a total fair value of $36,846,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

The following table presents the Company’s investment portfolio at fair value as of March 31, 2015 and December 31, 2014, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$647,418,160	$647,418,160
Senior debt and 1st lien notes	—	—	118,635,958	118,635,958
Equity shares	—	—	107,153,972	107,153,972
Equity warrants	—	—	4,203,000	4,203,000
Royalty rights	—	—	—	—
	$—	$—	$877,411,090	$877,411,090

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$660,377,024	$660,377,024
Senior debt and 1st lien notes	—	—	115,252,247	115,252,247
Equity shares	—	—	103,132,851	103,132,851
Equity warrants	—	—	8,461,000	8,461,000
Royalty rights	—	—	—	—
	$—	$—	$887,223,122	$887,223,122

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	84,235,814	1,551,020	12,426,363	—	—	98,213,197
Proceeds from sales of investments	—	—	(2,161,304)	(4,908,710)	—	(7,070,014)
Loan origination fees received	(1,606,861)	—	—	—	—	(1,606,861)
Principal repayments received	(89,895,228)	(129,508)	—	—	—	(90,024,736)
PIK interest earned	3,383,420	513,904	—	—	—	3,897,324
PIK interest payments received	(4,707,871)	—	—	—	—	(4,707,871)
Accretion of loan discounts	97,638	35,511	—	—	—	133,149
Accretion of deferred loan origination revenue	1,868,964	91,236	—	—	—	1,960,200
Realized gain	1,071,925	—	(246,269)	2,438,715	—	3,264,371
Unrealized gain (loss)	(7,406,665)	1,321,548	(5,997,669)	(1,788,005)	—	(13,870,791)
Fair value, end of period	$647,418,160	$118,635,958	$107,153,972	$4,203,000	$—	$877,411,090

Three Months Ended March 31, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	69,887,760	3,985,889	3,624,833	—	—	77,498,482
Reclassifications	(6,055,524)	(3,872,476)	9,928,000	—	—	—
Proceeds from sales of investments	—	—	(1,700,120)	(1,020,255)	—	(2,720,375)
Loan origination fees received	(1,290,041)	(77,778)	—	—	—	(1,367,819)
Principal repayments received	(48,991,007)	(97,404)	—	—	—	(49,088,411)
PIK interest earned	3,494,150	240,271	—	—	—	3,734,421
PIK interest payments received	(2,262,217)	—	—	—	—	(2,262,217)
Accretion of loan discounts	346,201	—	—	—	—	346,201
Accretion of deferred loan origination revenue	801,938	33,598	—	—	—	835,536
Realized gains	(549,180)	—	89,083	523,745	—	63,648
Unrealized gain (loss)	(967,685)	10,013	735,529	(1,107,093)	(73,000)	(1,402,236)
Fair value, end of period	$528,881,970	$46,190,878	$92,612,571	$22,325,000	$—	$690,010,419

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $10.5 million, during the three months ended March 31, 2015 were related to portfolio company investments that were still held by the Company as of March 31, 2015. Pre-tax net unrealized losses on investments of $0.8 million during the three months ended March 31, 2014 were related to portfolio company investments that were still held by the Company as of March 31, 2014.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended March 31, 2015, the Company made investments of approximately $96.3 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the three months ended March 31, 2015, the Company made investments of $1.9 million in companies to which it was previously committed to provide the financial support. During the three months ended March 31, 2014 , the Company made investments of approximately $13.7 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the three months ended March 31, 2014, the Company made investments in $0.6 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Consolidated Schedules of Investments.
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both March 31, 2015 and December 31, 2014, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of both March 31, 2015 and December 31, 2014, the Company’s largest single portfolio company investment represented approximately 3.9% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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

As of March 31, 2015, $650.0 million of the Company's assets were pledged as collateral for the Company's second amended and restated senior secured credit facility (the “Credit Facility”) and $347.1 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of both March 31, 2015 and December 31, 2014, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
The Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes in the Company's Unaudited Consolidated Statements of Operations, with the related deferred tax assets presented in the Company's Unaudited Balance Sheet.
For federal income tax purposes, the cost of investments owned as of March 31, 2015 and December 31, 2014 was approximately $933.1 million and $927.7 million, respectively.

4. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2015 and December 31, 2014:

Issuance/Pooling Date	Maturity Date	Interest Rate as of March 31, 2015	March 31, 2015	December 31, 2014
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 14, 2010 (LMI Debenture)	March 1, 2016	2.508%	7,626,028	7,579,806
Less: Deferred financing fees			(4,892,637)	(5,082,708)
Total SBA-Guaranteed Debentures			219,933,391	219,697,098
Credit Facility:
June 26, 2013	September 17, 2017	3.444%	21,446,176	62,619,883
Less: Deferred financing fees			(1,122,819)	$(1,230,577)
Total Credit Facility			$20,323,357	$61,389,306
Notes:
March 2, 2012	March 15, 2019	7.000%	69,000,000	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	—
Less: Deferred financing fees			(6,324,159)	(3,853,776)
Total Notes			$229,425,841	$145,646,224

SBA-Guaranteed Debentures
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

Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of March 31, 2015, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. As of March 31, 2015, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of both March 31, 2015 and December 31, 2014 was 4.03%, respectively. As of both March 31, 2015 and December 31, 2014, all SBA-guaranteed debentures were pooled.
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
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2015 and December 31, 2014, the carrying amounts of the SBA-guaranteed debentures was approximately $219.9 million and $219.7 million, respectively. As of March 31, 2015 and December 31, 2014, the fair values of the SBA-guaranteed debentures were $228.2 million and $230.4 million, respectively.
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
Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The applicable LIBOR rate depends upon the term of a draw under the Credit Facility. The Company pays a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on the Company's Consolidated Statements of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments.
As of March 31, 2015, the Company had United States dollar borrowings of $8.0 million outstanding under the Credit Facility with an interest rate of 2.93% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($13.4 million in United States dollars) outstanding under the Credit Facility with an interest rate of 3.75%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2014, the Company had United States dollar borrowings of $48.0 million outstanding under the Credit Facility with an interest rate of 2.91% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($14.6 million United States dollars) outstanding under the credit facility with an interest rate of 4.03%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2015 and December 31, 2014, the fair values of the borrowings outstanding under the Credit Facility were $21.4 million and $62.6 million, respectively.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of March 31, 2015, the Company was in compliance with all covenants of the Credit Facility.
Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 15, 2015. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million. As of March 31, 2015 and December 31, 2014, the carrying amount of the 2019 Notes was $67.5 million and $67.4 million, respectively. As of March 31, 2015 and December 31, 2014, the fair values of the 2019 Notes were $69.7 million and $69.6 million, respectively.
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of March 31, 2015 and December 31, 2014, the carrying amount of the December 2022 Notes was $78.3 million and 78.2 million, respectively. As of March 31, 2015 and December 31, 2014, the fair values of the December 2022 Notes were $81.3 million and $81.4 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.6 million. As of March 31, 2015, the carrying amount of the March 2022 Notes was $83.6 million. As of March 31, 2015, the fair values of the March 2022 Notes were $87.6 million. The fair values of the 2019 Notes, the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the 2019 Notes, the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended.

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

The following table presents information with respect to the Plan for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	662,965	$25.87	592,173	$23.80
Shares granted during the period	350,000	$21.78	273,000	$26.09
Shares vested during the period	(225,855)	$24.01	(193,224)	$21.03
Unvested shares, end of period	787,110	$24.21	671,949	$25.53

In the three months ended March 31, 2015, the Company recognized equity-based compensation expense of approximately $1.6 million. In the three months ended March 31, 2014, the Company recognized equity-based compensation expense of approximately $1.3 million. This expense is included in general and administrative expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of March 31, 2015, there was approximately $17.7 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.5 years.
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
6. TRANSACTIONS WITH CONTROLLED COMPANIES
On January 9, 2014, the Company converted its debt investments in SRC, Inc. into common stock. After giving effect to this conversion, the Company owned 100% of SRC, Inc.'s outstanding common stock. During both the quarter ended March 31, 2015 and March 31, 2014, the Company received management and other fees from SRC, Inc. totaling $100,000. These fees were recognized as fee income in the Company's Consolidated Statements of Operations.

7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company's portfolio companies. The balance of unused commitments to extend credit as March 31, 2015 and December 31, 2014 was approximately $23.4 million and $24.2 million, respectively. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
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

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Per share data:
Net asset value at beginning of period	$16.11	$16.10
Net investment income(1)	0.54	0.50
Net realized gain on investments(1)	0.10	—
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	(0.38)	(0.04)
Total increase from investment operations(1)	0.26	0.46
Cash dividends/distributions	(0.59)	(0.69)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.01
Stock-based compensation	(0.14)	(0.15)
Benefit (provision) for taxes(1)	—	(0.01)
Other(2)	(0.01)	—
Net asset value at end of period	$15.64	$15.72
Market value at end of period(3)	$22.81	$25.89
Shares outstanding at end of period	33,225,627	27,903,696
Net assets at end of period	$519,615,448	$438,631,024
Average net assets	$533,164,375	$449,549,621
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	9.86%	9.31%
Ratio of net investment income to average net assets (annualized)	13.33%	12.32%
Portfolio turnover ratio	11.96%	7.95%
Total return(4)	15.33%	(3.87)%
Supplemental Data:
Efficiency ratio(5)	21.37%	21.03%

(1)	Weighted average basic per share data.

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

9. SUBSEQUENT EVENTS
In April 2015, the Company invested $15.0 million in subordinated debt of Radiant Logistics, Inc., a freight logistics company. Under the terms of the investment, the subordinated debt bears interest at a rate of 12.0%.
In May 2015, the Company entered into a third amended and restated senior secured credit facility (the “Amended Credit Facility”) with an initial commitment of $300.0 million. The Amended Credit Facility replaces the Company's existing Credit Facility. The Amended Credit Facility has an accordion feature that allows for an increase in the total loan size up to $350.0 million, subject to certain conditions and the satisfaction of specified financial covenants, and allows the Company to borrow foreign currencies directly under the Amended Credit Facility. The Amended Credit Facility is secured primarily by the Company's assets, excluding the assets of the Company’s wholly-owned SBIC subsidiaries. The revolving period of the Amended Credit Facility ends May 3, 2019, followed by a one-year amortization period with a final maturity date of May 3, 2020. Borrowings under the Amended Credit Facility will generally bear interest at a rate equal to (i) the applicable LIBOR rate plus 2.75% or (ii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%.

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Three Months Ended March 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	March 31, 2015 Value
Control Investments:
Gerli & Company	Subordinated Note (13% Cash)	$—	$375,000	$—	$—	$375,000
	Subordinated Note (8.5% Cash)	—	543,000	9,000	—	552,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	918,000	9,000	—	927,000

PartsNow!, LLC	Subordinated Note (12% Cash, 3% PIK)	—	6,233,000	—	1,674,000	4,559,000
	Preferred Membership Units (4,000,000 units)	—	—	—	—	—
	Common Member Units (1,500,000 units)	—	—	—	—	—
	Royalty Rights	—	—	—	—	—
		—	6,233,000	—	1,674,000	4,559,000

SRC, Inc.	Common Stock (5,000 shares)	100,000	7,824,000	—	837,000	6,987,000
		100,000	7,824,000	—	837,000	6,987,000

Total Control Investments		100,000	14,975,000	9,000	2,511,000	12,473,000

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	575,618	14,442,239	124,270	—	14,566,509
	Membership Units in LLC	—	2,207,492	401,508	—	2,609,000
		575,618	16,649,731	525,778	—	17,175,509

American De-Rosa Lamparts, LLC and Hallmark Lighting	Subordinated Note (12% Cash, 2% PIK)	250,761	7,069,614	37,858	$—	7,107,472
	Membership Units (8,364 units)	—	936,000	416,000	—	1,352,000
		250,761	8,005,614	453,858	—	8,459,472

AP Services, Inc.	Class A Units (933 units)	—	2,394	27,702	30,096	—
	Class B Units (496 units)	—	1,272	—	1,272	—
		—	3,666	27,702	31,368	—

Asset Point, LLC	Senior Note (11.3% Cash, 4.8% PIK)	320,872	7,990,172	95,259	—	8,085,431
	Subordinated Note (12% Cash, 2% PIK)	23,009	656,310	3,287	—	659,597
	Membership Units (1,000,000 units)	—	—	—	—	—
	Options to Purchase Membership Units (342,407 units)	—	204,000	20,000	—	224,000
	Membership Unit Warrants (356,506 units)	—	—	—	—	—
		343,881	8,850,482	118,546	—	8,969,028

Captek Softgel International, Inc.	Subordinated Note (9.5% Cash)	$406,938	$16,715,906	$6,213	$—	$16,722,119
	Class A Units (80,000 units)	—	1,719,000	—	19,000	1,700,000
		406,938	18,434,906	6,213	19,000	18,422,119

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Three Months Ended March 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	March 31, 2015 Value
CIS Secure Computing Inc.	Subordinated Note (12% Cash, 4% PIK)	451,494	10,035,000	207,999	—	10,242,999
	Common Stock (84 shares)	—	40,000	—	40,000	—
		451,494	10,075,000	207,999	40,000	10,242,999

DPII Holdings, LLC	Senior Note (12% Cash, 4% PIK)	143,654	3,394,913	39,718	—	3,434,631
	Class A Membership Interest (17,308 units)	—	1,107,692	—	—	1,107,692
		143,654	4,502,605	39,718	—	4,542,323

Dyson Corporation	Class A Units (1,000,000 units)	—	324,000	—	324,000	—
		—	324,000	—	324,000	—

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	354,030	8,513,033	684,916	—	9,197,949
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	117,207	4,405,000	161,904	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	1,537,000	123,810	—	1,660,810
	Class A Common Units (43,077 units)	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—
		471,237	14,455,033	970,630	—	15,425,663

Halcyon Healthcare, LLC	Subordinated Note (11% Cash)	325,271	11,278,779	9,020	—	11,287,799
	Preferred Interests (2,000,000 interests)	—	2,000,000	—	—	2,000,000
		325,271	13,278,779	9,020	—	13,287,799

Main Street Gourmet, LLC	Jr. Subordinated Note (8% Cash, 2% PIK)	19,956	754,197	4,699	—	758,896
	Preferred Units (233 units)	—	333,000	8,000	—	341,000
	Common B Units (3,000 units)	—	1,108,000	—	111,000	997,000
	Common A Units (1,652 units)	—	610,000	—	61,000	549,000
		19,956	2,805,197	12,699	172,000	2,645,896

Minco Technology Labs	Subordinated Note (6.5% Cash, 3.5% PIK)	180,818	—	5,665,445	5,665,445	—
	Class A Units (5,000 HoldCo. units)	—	—	—	—	—
	Class A Units (3,907 OpCo. units)	—	—	—	—	—
		180,818	—	5,665,445	5,665,445	—

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Three Months Ended March 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	March 31, 2015 Value
NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	435,121	—	19,968,020	—	19,968,020
	Subordinated Note (10% PIK)	39,195	—	3,802,675	—	3,802,675
	Series A Redeemable Senior Preferred Stock (7,839 shares)	156,779	—	7,621,648	—	7,621,648
	Common Stock (1,668,691 shares)	—	—	333,738	—	333,738
		631,095	—	31,726,081	—	31,726,081

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 3% PIK)	$696,351	$19,087,302	$160,819	$—	$19,248,121
	Series A Preferred Stock (5,344 shares)	—	5,343,953	—	1,178,953	4,165,000
	Series A Common Stock (80,000 shares)	—	26,854	—	26,854	—
		696,351	24,458,109	160,819	1,205,807	23,413,121

Playhaven, LLC	Senior Note (9.5% Cash, 2.5% PIK)	709,871	20,712,285	1,343,125	—	22,055,410
	Class A Common Units (999,999 units)	—	869,999	—	464,000	405,999
	Class C Common Units (1 unit)	—	5,001	—	—	5,001
		709,871	21,587,285	1,343,125	464,000	22,466,410

QC Holdings, Inc.	Common Stock (5,594 shares)	—	470,000	—	61,000	409,000
		—	470,000	—	61,000	409,000

Technology Crops International	Subordinated Note (12% Cash, 5% PIK)	483,507	10,670,076	161,258	—	10,831,334
	Common Units (50 units)	—	162,000	37,000	—	199,000
		483,507	10,832,076	198,258	—	11,030,334

TGaS Advisors, LLC	Subordinated Note (10% Cash, 1% PIK)	284,062	9,742,396	34,548	62,243	9,714,701
	Preferred Units (1,685,357)	—	1,685,357	—		1,685,357
		284,062	11,427,753	34,548	62,243	11,400,058

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	1,000,000	—	—	1,000,000
	Participation Interest	—	2,000,000	—	—	2,000,000
		—	3,000,000	—	—	3,000,000

United Retirment Plan Consultants, Inc.	Preferred A Units (90,000 units)	—	—	1,215,000	263,000	952,000
	Common Units (10,000 units)	—	—	—	—	—
		—	—	1,215,000	263,000	952,000

Venture Technology Groups, Inc.	Subordinated Note (12.5% Cash, 4% PIK)	—	225,000	—	—	225,000
		—	225,000	—	—	225,000

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Three Months Ended March 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	March 31, 2015 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	—	—	—	—	—
	Class B Preferred Units (985,372 units)	—	1,727,000	9,000	—	1,736,000
	Class C Preferred Units (1,444,475 units)	—	—	—	—	—
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	1,727,000	9,000	—	1,736,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	139,046	7,823,000	—	96,000	7,727,000
		139,046	7,823,000	—	96,000	7,727,000

Total Affiliate Investments		$6,113,560	$178,935,236	$42,724,439	$8,403,863	$213,255,812

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

This schedule should be read in conjunction with Triangle Capital Corporation's Unaudited Consolidated Financial Statements, including the Unaudited Consolidated Schedules of Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of March 31, 2015 and December 31, 2014, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 12.8% and 13.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 11.3% and 11.6% as of March 31, 2015 and December 31, 2014, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 10.7% and 10.8% as of March 31, 2015 and December 31, 2014, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $877.4 million as of March 31, 2015, as compared to $887.2 million as of December 31, 2014. As of March 31, 2015, we had investments in 90 portfolio companies with an aggregate cost of $926.1 million. As of December 31, 2014, we had investments in 91 portfolio companies with an aggregate cost of $922.1 million. As of both March 31, 2015 and December 31, 2014, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2015 and December 31, 2014, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2015:
Subordinated debt and 2nd lien notes	$698,247,977	75%	$647,418,160	74%
Senior debt and 1st lien notes	118,716,464	13	118,635,958	13
Equity shares	102,403,466	11	107,153,972	12
Equity warrants	6,743,474	1	4,203,000	1
Royalty rights	—	—	—	—
	$926,111,381	100%	$877,411,090	100%
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%

Investment Activity
During the three months ended March 31, 2015, we made three new investments totaling $79.2 million, debt investments in five existing portfolio companies totaling $16.6 million and equity investments in six existing portfolio companies totaling $2.4 million. We had six portfolio company loans repaid totaling $86.4 million resulting in realized gains totaling $1.1 million and received normal principal repayments and partial loan prepayments totaling $3.6 million in the three months ended March 31, 2015. In addition, we received proceeds related to the sales of certain equity securities totaling $7.1 million and recognized net realized gains on such sales totaling $2.2 million in the three months ended March 31, 2015.

During the three months ended March 31, 2014, we made six new investments totaling $63.7 million, debt investments in five existing portfolio companies totaling $13.6 million and an equity investment in one existing portfolio company totaling $0.1 million. We had four portfolio company loans repaid totaling $30.3 million resulting in realized gains totaling $0.1 million and received normal principal repayments and partial loan prepayments totaling $19.3 million in the three months ended March 31, 2014. We converted debt investments in one portfolio company into an equity investment and recognized a net realized loss on such conversion totaling $0.2 million. In addition, we received proceeds related to the sales of certain equity securities totaling $2.3 million and recognized net realized gains on such sales totaling $0.2 million in the three months ended March 31, 2014.
Total portfolio investment activity for the three months ended March 31, 2015 and 2014 was as follows:

Three Months Ended March 31, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	84,235,814	1,551,020	12,426,363	—	—	98,213,197
Proceeds from sales of investments	—	—	(2,161,304)	(4,908,710)	—	(7,070,014)
Loan origination fees received	(1,606,861)	—	—	—	—	(1,606,861)
Principal repayments received	(89,895,228)	(129,508)	—	—	—	(90,024,736)
PIK interest earned	3,383,420	513,904	—	—	—	3,897,324
PIK interest payments received	(4,707,871)	—	—	—	—	(4,707,871)
Accretion of loan discounts	97,638	35,511	—	—	—	133,149
Accretion of deferred loan origination revenue	1,868,964	91,236	—	—	—	1,960,200
Realized gain	1,071,925	—	(246,269)	2,438,715	—	3,264,371
Unrealized gain (loss)	(7,406,665)	1,321,548	(5,997,669)	(1,788,005)	—	(13,870,791)
Fair value, end of period	$647,418,160	$118,635,958	$107,153,972	$4,203,000	$—	$877,411,090
Weighted average yield on debt investments at end of period(1)						12.8%
Weighted average yield on total investments at end of period(1)						11.3%
Weighted average yield on total investments at end of period						10.7%

(1)	Excludes non-accrual debt investments.

Three Months Ended March 31, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	69,887,760	3,985,889	3,624,833	—	—	77,498,482
Reclassifications	(6,055,524)	(3,872,476)	9,928,000	—	—	—
Proceeds from sales of investments	—	—	(1,700,120)	(1,020,255)	—	(2,720,375)
Loan origination fees received	(1,290,041)	(77,778)	—	—	—	(1,367,819)
Principal repayments received	(48,991,007)	(97,404)	—	—	—	(49,088,411)
PIK interest earned	3,494,150	240,271	—	—	—	3,734,421
PIK interest payments received	(2,262,217)	—	—	—	—	(2,262,217)
Accretion of loan discounts	346,201	—	—	—	—	346,201
Accretion of deferred loan origination revenue	801,938	33,598	—	—	—	835,536
Realized gains	(549,180)	—	89,083	523,745	—	63,648
Unrealized gain (loss)	(967,685)	10,013	735,529	(1,107,093)	(73,000)	(1,402,236)
Fair value, end of period	$528,881,970	$46,190,878	$92,612,571	$22,325,000	$—	$690,010,419
Weighted average yield on debt investments at end of period(1)						13.9%
Weighted average yield on total investments at end of period(1)						12.4%
Weighted average yield on total investments at end of period						12.0%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2015, the fair value of our non-accrual assets was $23.5 million, which comprised 2.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was $56.4 million, which comprised 6.1% of the total cost of our portfolio. As of December 31, 2014, the fair value of our non-accrual assets was $26.9 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was $53.1 million, which comprised 5.8% of the total cost of our portfolio.
Our non-accrual assets as of March 31, 2015 were as follows:
CRS Reprocessing, LLC
In September 2014, we placed our subordinated debt investments in CRS Reprocessing, LLC, or CRS, on non-accrual status effective with the monthly payment due August 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our subordinated debt investments in CRS for financial reporting purposes. In February 2015, we invested $1.5 million of subordinated debt in CRS. During the three months ended March 31, 2015, we recorded unrealized depreciation of $3.6 million on our subordinated debt investments in CRS. As of March 31, 2015, the cost of our subordinated debt investments in CRS was $27.4 million and the fair value of such investments was $8.7 million.
Eckler's Holdings, Inc.
In April 2015, we placed our debt investment in Eckler's Holdings, Inc., or Eckler's, on non-accrual status effective with the quarterly payment due March 31, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Eckler's for financial reporting purposes. In the three months ended March 31, 2015, we recognized unrealized depreciation on our debt investment in Eckler's of $26,000. As of March 31, 2015, the cost of our debt investment in Eckler's was $7.3 million and the fair value of such investment was $5.6 million.

Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. In the three months ended March 31, 2015, we recognized unrealized appreciation on our debt investments in Gerli of $9,000. As of March 31, 2015, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $0.9 million.
PartsNow!, LLC
In October 2014, we placed our debt investment in PartsNow!, LLC, or PartsNow, on non-accrual status effective with the quarterly payment due September 30, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PartsNow for financial reporting purposes. During the three months ended March 31, 2015, we recorded unrealized depreciation of $1.7 million on our debt investment in PartsNow. As of March 31, 2015, the cost of our debt investment in PartsNow was $11.5 million and the fair value of such investment was $4.6 million.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. During the three months ended March 31, 2015, we recorded unrealized depreciation of $0.2 million on our debt investment in PowerDirect. As of March 31, 2015, the cost of our debt investment in PowerDirect was $6.6 million and the fair value of such investment was $3.6 million.
Venture Technology Groups, Inc.
In February 2013, we placed our debt investment in Venture Technology Groups, Inc., or VTG, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in VTG for financial reporting purposes. As of March 31, 2015, the cost of our debt investment in VTG was $0.2 million and the fair value of such investment was $0.2 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of March 31, 2015, we had debt investments in three portfolio companies (our subordinated notes to Capital Contractors, Inc., our subordinated note to DCWV Acquisition Corporation and our term loan B senior note to FCL Graphics, Inc.) that were on non-accrual only with respect to the PIK interest component of the loans. As of March 31, 2015, the fair value of these debt investments was $9.7 million, or 1.1% of the total fair value of our portfolio and the cost of these assets was $17.0 million, or 1.8% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended March 31, 2015 and March 31, 2014
Investment Income
For the three months ended March 31, 2015, total investment income was $30.8 million, an 28.0% increase from $24.0 million of total investment income for the three months ended March 31, 2014. This increase was primarily attributable to an increase in portfolio debt investments from March 31, 2014 to March 31, 2015 and a $2.1 million increase in non-recurring fee and dividend income. These increases were partially offset by a $1.5 million decrease in investment income relating to non-accrual assets and a decrease in the weighted average yield on our debt investments from March 31, 2014 to March 31, 2015. Non-recurring fee income was $3.1 million for the three months ended March 31, 2015 as compared to $1.5 million for the three months ended March 31, 2014, and non-recurring dividend income was $1.7 million for the three months ended March 31, 2015 as compared to $1.2 million for the three months ended March 31, 2014.
Operating Expenses
For the three months ended March 31, 2015, operating expenses increased by 27.6% to $13.0 million from $10.2 million for the three months ended March 31, 2014. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the three months ended March 31, 2015, interest and other financing fees increased by 25.2% to $6.4 million from $5.1 million for the three months ended March 31, 2014. The increase in interest and other financing fees was related to an increase in interest expense and fees on our March 2022 Notes of $0.9 million in the three months ended March 31, 2015 and an increase in interest and other financing fees on our SBA-guaranteed debentures of $0.3 million in the three months ended March 31, 2015.
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
For the three months ended March 31, 2015, general and administrative expenses increased by 30.1% to $6.6 million from $5.1 million for the three months ended March 31, 2014. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) increased to 21.4% for the three months ended March 31, 2015 from 21.0% for the three months ended March 31, 2014. The increase in general and administrative expenses in the quarter ended March 31, 2015 was primarily related to increased cash and non-cash compensation expenses.
Net Investment Income
As a result of the $6.7 million increase in total investment income and the $2.8 million increase in expenses, net investment income increased by 28.4% to $17.8 million for the three months ended March 31, 2015 as compared to $13.8 million for the three months ended March 31, 2014.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended March 31, 2015, we recognized realized gains totaling $3.3 million, which consisted of a net gain related to the sale of one affiliated investment of $27,000 and net gains on the sales/repayments of five non-control/non-affiliate investments totaling $3.2 million. In addition, during the three months ended March 31, 2015, we recorded net unrealized depreciation totaling $12.5 million, consisting of net unrealized depreciation on our current portfolio of $9.2 million and net unrealized depreciation reclassification adjustments of $3.4 million related to the realized gains and losses noted above.
In the three months ended March 31, 2014, we realized gains on the sales/repayments of two non-control/non-affiliate investments totaling approximately $0.7 million, a loss relating to the sale of one non-control/non-affiliate investment totaling approximately $0.4 million and a loss on the restructuring of one control investment totaling approximately $0.2 million. In addition, during the three months ended March 31, 2014, we recorded net unrealized depreciation totaling $1.1 million, consisting of net unrealized depreciation on our current portfolio of $0.5 million and net unrealized depreciation reclassification adjustments of $0.6 million million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets resulting from operations was $8.4 million for the three months ended March 31, 2015, as compared to a net increase in net assets resulting from operations of $12.5 million for the three months ended March 31, 2014.
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
Cash Flows
For the three months ended March 31, 2015, we experienced a net increase in cash and cash equivalents in the amount of $33.0 million. During that period, our operating activities provided $10.7 million in cash and our financing activities increased cash by $22.4 million, consisting primarily of proceeds from the the March 2022 Notes offerings of $83.6 million and borrowings under the Credit Facility of $8.0 million partially offset by cash dividends paid in the amount of $18.8 million million and repayments under the Credit Facility of $48.0 million. As of March 31, 2015, we had $111.8 million of cash and cash equivalents on hand.

For the three months ended March 31, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $42.5 million. During that period, our operating activities used $21.4 million in cash, consisting primarily of new portfolio investments of $77.5 million, partially offset by repayments received from portfolio companies and proceeds from sales of portfolio investments totaling $51.8 million. In addition, financing activities reduced cash by $21.0 million, consisting primarily of cash dividends paid in the amount of $14.5 million cash cash distributions of capital gains paid in the amount of $4.0 million. As of March 31, 2014, we had $90.8 million of cash and cash equivalents on hand.
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
As of March 31, 2015, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2015 was 4.03%. As of March 31, 2015, all SBA-guaranteed debentures were pooled.
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
Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The applicable LIBOR rate depends upon the term of a draw under the Credit Facility. We pay a commitment fee of 0.375% per annum on undrawn amounts, which is included with interest and other financing fees on our Consolidated Statements of Operations. Borrowings under the Credit Facility are also limited to a borrowing base, which includes certain cash and a portion of eligible debt investments.
As of March 31, 2015, we had United States dollar borrowings of $8.0 million outstanding under the Credit Facility with an interest rate of 2.93% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($13.4 million in United States dollars) outstanding under the Credit Facility with an interest rate of 3.75%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth and (iii) maintaining its status as a regulated investment company and as a BDC. As of March 31, 2015 we were in compliance with all covenants of the Credit Facility.

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
In October 2012, we issued $70.0 million of December 2022 Notes and in November 2012, we issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were $77.8 million.
In February 2015, we issued $86.3 million of March 2022 Notes. The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were $83.6 million.
The indenture and supplements thereto relating to the 2019 Notes, the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
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

Recent Development
In April 2015, we invested $15.0 million in subordinated debt of Radiant Logistics, Inc., a freight logistics company. Under the terms of the investment, the subordinated debt bears interest at a rate of 12.0%.
In May 2015, we entered into a third amended and restated senior secured credit facility, or the Amended Credit Facility with an initial commitment of $300.0 million. The Amended Credit Facility replaces our existing Credit Facility. The Amended Credit Facility has an accordion feature that allows for an increase in the total loan size up to $350.0 million, subject to certain conditions and the satisfaction of specified financial covenants, and allows us to borrow foreign currencies directly under the Amended Credit Facility. The Amended Credit Facility is secured primarily by our assets, excluding the assets of our wholly-owned SBIC subsidiaries. The revolving period of the Amended Credit Facility ends May 3, 2019, followed by a one-year amortization period with a final maturity date of May 3, 2020. Borrowings under the Amended Credit Facility will generally bear interest at a rate equal to (i) the applicable LIBOR rate plus 2.75% or (ii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%.
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
Our valuation process is led by our executive officers and managing directors. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent valuation firms, including Duff & Phelps, LLC, collectively, the "Valuation Firms," to provide third-party reviews of certain investments, as described further below. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
Recently Issued Accounting Standards
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. We elected early adoption of this standard on January 1, 2015. As a result, deferred financing fees are no longer presented as an asset on our Consolidated Balance Sheets, but are included as a reduction in the carrying amount of our debt securities. In addition, our Consolidated Balance Sheet as of December 31, 2014 has been adjusted to reflect the effects of adoption of ASU 2015-03 on a retrospective basis.
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
As of March 31, 2015, the fair value of our non-accrual assets was $23.5 million, which comprised 2.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was $56.4 million, or 6.1% of the total cost of our portfolio.
In addition to our non-accrual assets, as of March 31, 2015, we had debt investments in three portfolio companies (our subordinated notes to Capital Contractors, Inc., our subordinated note to DCWV Acquisition Corporation and our term loan B senior note to FCL Graphics, Inc.) that were on non-accrual only with respect to the PIK interest component of the loans. As of March 31, 2015, the fair value of these debt investments was $9.7 million, or 1.1% of the total fair value of our portfolio and the cost of these assets was $17.0 million, or 1.8% of the total cost of our portfolio.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2015, we were not a party to any hedging arrangements.
As of March 31, 2015, 89.9%, or $734.6 million (at cost), of our debt portfolio investments bore interest at fixed rates and 10.1%, or $82.4 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and all of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $1.6 million on an annual basis. All of our SBA-guaranteed debentures, our 2019 Notes, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The applicable LIBOR rate depends upon the term of a draw under the Credit Facility.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of March 31, 2015, we had non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($13.4 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.75%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TRIANGLE CAPITAL CORPORATION

Date:	May 6, 2015	/s/ Garland S. Tucker, III
Garland S. Tucker, III
Chief Executive Officer and
Chairman of the Board of Directors

Date:	May 6, 2015	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Director

Date:	May 6, 2015	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

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