Form 10-Q
period 2015-06-30
Triangle Capital CORP
filed 2015-08-05
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on August 5, 2015 was 33,272,167.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $677,505,732 and $717,233,688 at June 30, 2015 and December 31, 2014, respectively)	$662,866,063	$693,312,886
Affiliate investments (cost of $193,995,315 and $175,182,171 at June 30, 2015 and December 31, 2014, respectively)	197,281,194	178,935,236
Control investments (cost of $46,406,803 and $29,636,763 at June 30, 2015 and December 31, 2014, respectively)	24,751,233	14,975,000
Total investments at fair value	884,898,490	887,223,122
Cash and cash equivalents	117,547,039	78,759,026
Interest and fees receivable	6,834,561	7,409,105
Prepaid expenses and other current assets	646,272	438,861
Deferred financing fees	3,682,831	1,230,577
Property and equipment, net	116,619	108,753
Total assets	$1,013,725,812	$975,169,444
Liabilities:
Accounts payable and accrued liabilities	$3,417,774	$7,144,673
Interest payable	3,577,430	3,365,237
Taxes payable	54,152	2,506,031
Deferred income taxes	4,117,502	3,363,669
Payable from unsettled transaction	16,961,500	—
Borrowings under credit facility	88,758,498	62,619,883
Notes	161,850,261	145,646,224
SBA-guaranteed debentures payable	220,171,914	219,697,098
Total liabilities	498,909,031	444,342,815
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 33,272,167 and 32,950,288 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	33,272	32,950
Additional paid in capital	544,771,957	542,119,994
Investment income in excess of distributions	6,138,723	12,926,514
Accumulated realized gains (losses)	(1,337,335)	12,464,699
Net unrealized appreciation (depreciation)	(34,789,836)	(36,717,528)
Total net assets	514,816,781	530,826,629
Total liabilities and net assets	$1,013,725,812	$975,169,444
Net asset value per share	$15.47	$16.11

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$16,982,885	$15,241,853	$33,941,585	$29,710,399
Affiliate investments	4,199,380	2,208,077	8,390,729	4,564,512
Control investments	49,481	43,835	49,481	87,343
Total interest income	21,231,746	17,493,765	42,381,795	34,362,254
Dividend income:
Non-Control / Non-Affiliate investments	45,689	787,689	1,634,394	1,051,616
Affiliate investments	281,369	207,899	537,622	1,148,070
Total dividend income	327,058	995,588	2,172,016	2,199,686
Fee and other income:
Non-Control / Non-Affiliate investments	835,092	1,263,026	4,072,438	3,038,318
Affiliate investments	1,500,096	383,616	1,997,053	663,801
Control investments	100,000	600,000	200,000	701,852
Total fee and other income	2,435,188	2,246,642	6,269,491	4,403,971
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,613,528	3,404,283	5,341,851	6,402,060
Affiliate investments	1,150,008	736,516	2,319,009	1,467,173
Control investments	—	6,084	—	12,071
Total payment-in-kind interest income	3,763,536	4,146,883	7,660,860	7,881,304
Interest income from cash and cash equivalents	67,376	56,888	120,312	131,496
Total investment income	27,824,904	24,939,766	58,604,474	48,978,711
Operating expenses:
Interest and other financing fees	7,325,340	5,158,543	13,757,795	10,298,055
General and administrative expenses	4,333,379	5,122,875	10,910,915	10,178,967
Total operating expenses	11,658,719	10,281,418	24,668,710	20,477,022
Net investment income	16,166,185	14,658,348	33,935,764	28,501,689
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	3,178,433	11,462,275	6,415,102	11,734,476
Affiliate investments	238,806	228,252	266,508	228,252
Control investments	(20,483,644)	—	(20,483,644)	(208,553)
Net realized gains (losses)	(17,066,405)	11,690,527	(13,802,034)	11,754,175
Net unrealized appreciation (depreciation):
Investments	14,782,147	(1,172,480)	1,066,307	(2,670,950)
Foreign currency borrowings	(312,322)	(395,269)	861,385	(34,734)
Net unrealized appreciation (depreciation)	14,469,825	(1,567,749)	1,927,692	(2,705,684)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	(2,596,580)	10,122,778	(11,874,342)	9,048,491
Loss on extinguishment of debt	(1,394,017)	—	(1,394,017)	—
Provision for taxes	—	(586,788)	(137,875)	(853,343)
Net increase in net assets resulting from operations	$12,175,588	$24,194,338	$20,529,530	$36,696,837
Net investment income per share—basic and diluted	$0.49	$0.53	$1.02	$1.02
Net increase in net assets resulting from operations per share—basic and diluted	$0.37	$0.87	$0.62	$1.32
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.54	$0.54	$1.08	$1.08
Supplemental dividends/distributions	0.05	0.15	0.10	0.30
Total dividends/distributions per share	$0.59	$0.69	$1.18	$1.38
Weighted average shares outstanding—basic and diluted	33,234,532	27,910,468	33,166,865	27,857,788

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation(Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2013	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
Net investment income	—	—	—	28,501,689	—	—	28,501,689
Stock-based compensation	—	—	2,828,410	—	—	—	2,828,410
Realized gain (loss) on investments	—	—	—	—	11,754,175	(11,616,980)	137,195
Net unrealized gains (losses) on investments / foreign currency	—	—	—	—	—	8,911,296	8,911,296
Provision for taxes	—	—	—	(853,343)	—	—	(853,343)
Dividends / distributions	53,577	54	1,426,147	(30,126,554)	(8,368,487)	—	(37,068,840)
Issuance of restricted stock	282,630	282	(282)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(93,895)	(93)	(2,474,028)	—	—	—	(2,474,121)
Balance, June 30, 2014	27,939,795	$27,940	$410,823,140	$6,132,527	$24,051,059	$4,739,750	$445,774,416

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2014	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
Net investment income	—	—	—	33,935,764	—	—	33,935,764
Stock-based compensation	—	—	3,412,181	—	—	—	3,412,181
Realized gain (loss) on investments	—	—	—	—	(13,802,034)	14,380,376	578,342
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(12,452,684)	(12,452,684)
Loss on extinguishment of debt	—	—	—	(1,394,017)	—	—	(1,394,017)
Provision for taxes	—	—	—	(137,875)	—	—	(137,875)
Dividends / distributions	71,248	71	1,695,352	(39,191,663)		—	(37,496,240)
Expenses related to public offering of common stock	—	—	(54,967)	—	—	—	(54,967)
Issuance of restricted stock	360,840	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(110,209)	(110)	(2,400,242)	—	—	—	(2,400,352)
Balance, June 30, 2015	33,272,167	$33,272	$544,771,957	$6,138,723	$(1,337,335)	$(34,789,836)	$514,816,781

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$20,529,530	$36,696,837
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(163,270,565)	(164,840,342)
Repayments received/sales of portfolio investments	154,211,535	105,026,498
Loan origination and other fees received	2,819,164	2,838,426
Net realized loss (gain) on investments	13,802,034	(11,754,175)
Net unrealized depreciation (appreciation) on investments	(1,820,140)	1,867,995
Net unrealized depreciation (appreciation) on foreign currency borrowings	(861,385)	34,734
Deferred income taxes	753,833	802,955
Payment-in-kind interest accrued, net of payments received	23,501	(2,614,188)
Amortization of deferred financing fees	1,107,207	800,583
Loss on extinguishment of debt	1,394,017	—
Accretion of loan origination and other fees	(3,202,668)	(1,783,603)
Accretion of loan discounts	(238,229)	(644,575)
Accretion of discount on SBA-guaranteed debentures payable	92,784	90,792
Depreciation expense	29,225	20,114
Stock-based compensation	3,412,181	2,828,410
Changes in operating assets and liabilities:
Interest and fees receivable	574,544	1,186,064
Prepaid expenses and other current assets	(207,411)	238,828
Accounts payable and accrued liabilities	(3,726,899)	(4,277,738)
Interest payable	212,193	4,770
Taxes payable	(2,451,879)	(655,858)
Payable from unsettled transaction	16,961,500	—
Net cash provided by (used in) operating activities	40,144,072	(34,133,473)
Cash flows from investing activities:
Purchases of property and equipment	(37,091)	(34,827)
Net cash used in investing activities	(37,091)	(34,827)
Cash flows from financing activities:
Borrowings under credit facility	83,000,000	20,000,000
Repayments of credit facility	(56,000,000)	—
Proceeds from notes	83,372,640	—
Redemption of notes	(69,000,000)	—
Financing fees paid	(2,740,049)	—
Expenses related to public offering of common stock	(54,967)	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,400,352)	(2,474,121)
Cash dividends/distributions paid	(37,496,240)	(37,068,840)
Net cash used in financing activities	(1,318,968)	(19,542,961)
Net increase (decrease) in cash and cash equivalents	38,788,013	(53,711,261)
Cash and cash equivalents, beginning of period	78,759,026	133,304,346
Cash and cash equivalents, end of period	$117,547,039	$79,593,085
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,673,774	$9,008,748
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$1,695,423	$1,426,201

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,989,699	$12,814,036	$12,814,036
		Common Units (1,250 units)		1,250,000	2,088,000
			12,989,699	14,064,036	14,902,036

AGM Automotive, LLC (0%)*	Auto Industry Interior Components Suppler	Class A Units (1,500,000 units)		630,134	1,216,000
				630,134	1,216,000

All Metro Health Care Services, Inc. (3%)*(8)	Home Care Service Provider	Subordinated Note (10% Cash, 2% PIK, Due 03/20)	17,350,000	16,966,500	16,966,500
			17,350,000	16,966,500	16,966,500

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	23,232,249	22,943,862	22,943,862
		Class A Units (2,129,032 units)		2,129,032	1,774,000
			23,232,249	25,072,894	24,717,862

Audio and Video Labs Holdings, Inc. (2%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	10,401,251	10,272,412	10,272,412
		Common Stock (138 shares)		1,300,000	1,590,000
			10,401,251	11,572,412	11,862,412

BFN Operations LLC (2%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 11/20)	16,636,639	16,274,785	10,517,000
			16,636,639	16,274,785	10,517,000

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	384,000
				237,301	384,000

Cafe Enterprises, Inc. (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,313,772	12,115,498	12,115,498
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,313,772	13,115,498	13,115,498

Capital Contractors, Inc. (1%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 12/16)	9,843,542	9,585,227	7,441,000
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,077,227	7,441,000

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	529,000
				119,735	529,000

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	9,999,618	9,958,923	9,958,923
		Class A Units (22,561 units)		906,604	2,264,000
			9,999,618	10,865,527	12,222,923

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,323,979	15,323,979
		Preferred Stock (703 shares)		554,458	493,000
		Common Stock (1,000,000 shares)		100,000	—
			15,505,583	15,978,437	15,816,979

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (10% Cash, 4% PIK Due 04/16)	10,463,794	10,459,316	10,459,316
		Warrant (263 shares)		276,100	39,000
			10,463,794	10,735,416	10,498,316

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CWS Acquisition Corp. (3%)*	Manufacturer of Custom Windows and Sliding Doors	Subordinated Note (11% Cash, 2% PIK, Due 01/20)	16,401,721	16,159,530	16,401,721
		1,500,000 Class A Units		1,500,000	1,500,000
			16,401,721	17,659,530	17,901,721

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 12/18)	$8,000,000	$7,882,681	$7,882,681
		Common Units (45,492 units)		500,000	845,000
			8,000,000	8,382,681	8,727,681

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	929,000
				1,000,000	929,000

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17) (5)	6,617,147	6,178,633	3,958,000
		Series A Preferred Equity (1,200 shares)		1,200,000	—
			6,617,147	7,378,633	3,958,000

DialogDirect, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 1.5% PIK, Due 04/20)	24,249,162	24,033,554	24,033,554
			24,249,162	24,033,554	24,033,554

DLC Acquisition, LLC (5%)*	Staffing Firm	Senior Notes (10% Cash, Due 07/19)	23,850,000	23,454,829	23,454,829
			23,850,000	23,454,829	23,454,829

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,308,929	7,212,340	7,212,340
		Series A Units (600,000 units)		600,000	371,000
			7,308,929	7,812,340	7,583,340

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18) (6)	8,013,380	7,262,454	6,835,000
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	—
			8,013,380	9,042,142	6,835,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	524,000
				285,000	524,000

FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (4.7% Cash, Due 09/16)	1,067,561	1,067,561	933,000
		Senior Note (7.8% Cash, 2% PIK, Due 09/16) (5)	1,232,154	1,207,439	—
			2,299,715	2,275,000	933,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,956,475	7,835,038	7,835,038
		Common Units (1,000,000 units)		914,835	1,719,000
			7,956,475	8,749,873	9,554,038

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Subordinated Note (12.5% Cash Due 12/20)	12,500,000	12,365,232	12,365,232
			12,500,000	12,365,232	12,365,232

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 07/18)	8,462,629	8,379,798	5,841,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,129,798	5,841,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17)	12,868,637	12,868,637	10,764,000
			12,868,637	12,868,637	10,764,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	41,000
				500,000	41,000

Gilchrist & Soames, Inc. (7%)*	Manufacturer of Personal Care Products	Split Collateral Term Loan (10% Cash, 1.5% PIK, Due 11/19)	35,153,443	34,670,061	34,670,061
			35,153,443	34,670,061	34,670,061

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	$22,437,106	$22,041,446	$22,041,446
			22,437,106	22,041,446	22,041,446

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Subordinated Note (19% Cash, Due 11/18)	2,874,375	2,874,375	2,874,375
		Subordinated Note (14% Cash, Due 11/18)	3,148,125	2,998,539	2,998,539
		Unit Purchase Warrant (7,817 units)		295,800	618,000
			6,022,500	6,168,714	6,490,914

Hickman's Egg Ranch, Inc. (3%)*	Egg Producer	Subordinated Note (12% Cash, Due 06/19)	15,049,229	14,795,939	14,795,939
			15,049,229	14,795,939	14,795,939

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		778,294	701,000
				778,294	701,000

HTC Borrower, LLC (5%)*	Hunting and Outdoor Products	Subordinated Note (10% Cash, 3% PIK, Due 09/20)	25,237,863	24,875,856	24,875,856
			25,237,863	24,875,856	24,875,856

Huron, Inc. (3%)*	Parts Supplier to Automotive Industry	Subordinated Note (10% Cash, 3% PIK, Due 08/18)	13,855,242	13,800,460	13,800,460
			13,855,242	13,800,460	13,800,460

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	8,713,217	8,678,040	8,678,040
		Membership Interest Purchase Warrant (3%)		853,500	1,227,000
			8,713,217	9,531,540	9,905,040

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,926,427	14,757,063	14,757,063
		Class A Common Units (1,268 units)		118,110	265,000
		Class A Preferred Units (132 units)		131,890	178,000
			14,926,427	15,007,063	15,200,063

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,456,000
		Common Units (30,000 units)		30,000	1,523,000
				1,500,000	3,979,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,513,303	6,513,303
		Membership Units (1,216,204 units)		1,176,957	1,256,000
			6,545,455	7,690,260	7,769,303

Micross Solutions LLC (5%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	23,341,770	23,171,170	23,171,170
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,683,000
			23,341,770	25,190,863	24,854,170

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,846,000
				2,000,000	1,846,000

Nautic Partners VII, LP (0%)*	Multi-Sector Holdings	0.4% Limited Partnership Interest		697,325	891,000
				697,325	891,000

Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 1.8% PIK, Due 07/21)	20,172,453	19,794,945	19,794,945
		Limited Partnership Interest		2,259,339	2,259,339
			20,172,453	22,054,284	22,054,284

On Event Services, LLC (4%)*	Equipment Rentals	Subordinated Note (10% Cash, 2% PIK, Due 06/20)	21,620,018	20,850,954	20,850,954
		Warrant to Purchase Units (5.4%)		1,252,000	1,252,000
			21,620,018	22,102,954	22,102,954

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	22,885,000	22,458,739	22,458,739
		Class A Preferred Units (15,000 units)		1,500,000	1,626,000
		Class A Common Units (15,000 units)		—	170,000
			22,885,000	23,958,739	24,254,739

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Performance Health & Wellness Holdings, Inc. (1%)*	Rehabilitation and Wellness Products	Class A Limited Partnership Units (15,000 units)		$1,500,000	$2,622,000
				1,500,000	2,622,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	$8,122,393	6,627,482	4,154,000
		Common Unit Purchase Warrants		590,200	—
			8,122,393	7,217,682	4,154,000

Radiant Logistics, Inc. (3%)*	Freight Logistics	Subordinated Note (12% Cash, Due 04/21)	15,000,000	14,708,714	14,708,714
			15,000,000	14,708,714	14,708,714

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		745,539	704,000
				745,539	704,000

Specialized Desanders, Inc. (4%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,895,574	13,544,030
		Class C Capital Units (2,000,000 units)		1,937,421	4,617,000
			16,110,043	17,832,995	18,161,030

TACH Holdings, Inc. (f/k/a Trinity Consultants Holdings, Inc.) (3%)*	Air Quality Consulting Services	Subordinated Note (10% Cash, 3% PIK, Due 08/20)	15,403,942	15,289,333	15,289,333
		Series A1 Preferred Stock (10,000 units)		—	132,000
		Common Stock (50,000 units)		50,000	1,189,000
			15,403,942	15,339,333	16,610,333

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,258,212	10,079,524	10,079,524
		Limited Partner Interest		999,000	1,232,000
			10,258,212	11,078,524	11,311,524

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	15,117,914	14,854,034	14,854,034
		Limited Partnership Units (500,000 units)		500,000	500,000
			15,117,914	15,354,034	15,354,034

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,285,921	14,035,758	14,035,758
		Class A Units (1,400,000 units)		1,400,000	1,696,000
			14,285,921	15,435,758	15,731,758

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,845,000
				638,260	2,845,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	1,500,000
				333,994	1,500,000

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,498,259	12,032,227	12,032,227
		Class A Common Stock (177,935 shares)		1,999,989	628,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,000
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	161,000
			12,498,259	15,007,657	12,958,227

Water Pik, Inc. (2%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	8,315,789	8,032,801	8,032,801
			8,315,789	8,032,801	8,032,801

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	9,500,000	9,312,950	9,312,950
		Class A Units (2,000 units)		2,000,000	2,769,000
			9,500,000	11,312,950	12,081,950

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		$3,000,000	$1,767,000
				3,000,000	1,767,000

Subtotal Non–Control / Non–Affiliate Investments			$637,836,138	677,505,732	662,866,063

Affiliate Investments:
All Aboard America! Holdings Inc. (3%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	14,855,491	14,693,268	14,693,268
		Membership Units in LLC		2,185,492	2,903,000
			14,855,491	16,878,760	17,596,268

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/17)	7,156,512	7,089,304	7,089,304
		Membership Units (8,364 units)		620,653	1,666,000
			7,156,512	7,709,957	8,755,304

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 4.8% PIK, Due 06/15)	8,182,903	8,182,901	8,182,901
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	662,937	662,937	662,937
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	206,000
		Membership Unit Warrants (356,506 units)		—	—
			8,845,840	9,354,041	9,051,838

Captek Softgel International, Inc. (4%)*	Nutraceutical Manufacturer	Subordinated Note (9.5% Cash, Due 02/20)	16,872,635	16,728,480	16,728,480
		Class A Units (80,000 units)		737,468	1,758,000
			16,872,635	17,465,948	18,486,480

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	11,110,612	11,063,222	10,412,000
		Common Stock (84 shares)		502,320	46,000
			11,110,612	11,565,542	10,458,000

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,523,084	3,475,238	3,475,238
		Class A Membership Interest (17,308 units)		1,107,692	1,107,692
			3,523,084	4,582,930	4,582,930

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	132,000
				1,000,000	132,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,446,864	9,340,790	9,340,790
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (8,615 units)		200,000	200,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,446,864	15,540,790	15,768,504

Halcyon Healthcare, LLC (3%)*	Provider of Hospice Services	Subordinated Note (10% Cash, Due 10/19)	11,500,000	11,297,068	11,297,068
		Preferred Interests (2,000,000 interests)		2,000,000	2,492,000
			11,500,000	13,297,068	13,789,068

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 08/19)	770,519	763,675	763,675
		Preferred Units (233 units)		211,867	349,000
		Common B Units (3,000 units)		23,140	1,668,000
		Common A Units (1,652 units)		14,993	919,000
			770,519	1,013,675	3,699,675

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Minco Technology Labs, LLC (0%)*	Semiconductor Distribution	Class A Units (5,000 HoldCo. units)		$500,000	$—
		Class A Units (3,907 OpCo. units)		3,907	—
				503,907	—

NB Products, Inc. (6%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$20,516,406	20,086,736	20,086,736
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,057,822	3,907,927	3,907,927
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	7,621,648
		Common Stock (1,668,691 shares)		333,738	333,738
			24,574,228	31,950,049	31,950,049

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,720,179	19,412,085	19,412,085
		Series A Preferred Stock (5,344 shares)		5,343,953	3,023,000
		Class A Common Stock (107,416 shares)		26,854	—
			19,720,179	24,782,892	22,435,085

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (1,308 shares)		23,162	16,400
				23,162	16,400

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (25 units)		5,000,000	5,000,000
				5,000,000	5,000,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/18)	10,968,808	10,968,807	10,968,807
		Common Units (50 units)		500,000	923,000
			10,968,808	11,468,807	11,891,807

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,897,811	9,687,429	9,687,429
		Preferred Units (1,685,357 units)		1,685,357	1,685,357
			9,897,811	11,372,786	11,372,786

UCS Super HoldCo LLC (1%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	1,000,000
		Participation Interest		2,000,000	2,000,000
				3,000,000	3,000,000

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Shares (90,000 shares)		900,000	877,000
		Common Shares (10,000 shares)		100,000	—
				1,000,000	877,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	724,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	724,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,694,000
				—	7,694,000

Subtotal Affiliate Investments			149,242,583	193,995,315	197,281,194

Control Investments:
CRS Reprocessing, LLC (3%)*	Fluid Reprocessing Services	Senior Notes (3.7% Cash, Due 06/16)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (10.5% Cash, Due 06/16)	3,192,464	3,192,464	3,192,464
		Series F Preferred Units (705,321 units)		9,134,807	8,725,000
		Common Units (15,174 units)		—	—
			6,135,233	15,270,040	14,860,233

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 09/15) (6)	533,420	375,000	375,000
		Subordinated Note (8.5% Cash, Due 09/15) (6)	4,309,972	3,000,000	533,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,843,392	4,491,440	908,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
PartsNow!, LLC (0%)*	Printer Parts Distributor	Subordinated Note (15% PIK, Due 08/17) (6)	$13,527,187	$11,487,784	$2,000,000
		Preferred Membership Units (5,500,000 units)		5,500,000	—
		Common Member Units (1,500,000 units)		1,429,539	—
		Royalty Rights		—	—
			13,527,187	18,417,323	2,000,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	6,983,000
				8,228,000	6,983,000

Subtotal Control Investments			24,505,812	46,406,803	24,751,233

Total Investments, June 30, 2015 (172%)*			$811,584,533	$917,907,850	$884,898,490

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

(7)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

(8)
Prior to quarter end, the Company closed on a $17.4 million new investment in All Metro Health Care Services, Inc. that had not yet settled as of June 30, 2015. As such, a payable related to this unsettled transaction has been recorded in the Unaudited Consolidated Balance Sheet as of June 30, 2015.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,892,286	$12,699,948	$12,699,948
		Common Units (1,250 units)		1,250,000	2,253,000
			12,892,286	13,949,948	14,952,948

AGM Automotive, LLC (5%)*	Auto Industry Interior Components Supplier	Subordinated Note (10% Cash, 3% PIK, Due 07/19)	25,583,924	25,139,063	25,139,063
		Class A Units (1,500,000 units)		1,500,000	2,858,000
			25,583,924	26,639,063	27,997,063

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Note (10% Cash, 2% PIK, Due 06/19)	23,000,000	22,679,661	22,679,661
		Class A Units (2,129,032 units)		2,129,032	2,367,000
			23,000,000	24,808,693	25,046,661

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,102,000
				516,867	1,102,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Note (12% Cash, 2% PIK, Due 06/18)	13,540,605	13,356,317	13,356,317
		Common Stock (138 shares)		1,300,000	1,653,000
			13,540,605	14,656,317	15,009,317

BFN Operations LLC (3%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 03/16)	18,274,695	17,996,182	15,768,000
			18,274,695	17,996,182	15,768,000

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	240,000
				237,301	240,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,189,999	11,974,291	11,974,291
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,189,999	12,974,291	12,974,291

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15) (5)	9,761,380	9,543,757	6,648,000
		Common Stock Warrants (20 shares)		492,000	—
			9,761,380	10,035,757	6,648,000

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	411,000
				119,735	411,000

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	10,000,000	9,956,076	9,956,076
		Class A Units (22,561 units)		906,604	2,163,000
			10,000,000	10,862,680	12,119,076

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,299,494	15,299,494
		Preferred Stock (703 shares)		554,458	547,000
		Common Stock (1,000,000 shares)		100,000	—
			15,505,583	15,953,952	15,846,494

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (9% Cash, 5% PIK Due 04/15)	10,258,619	10,249,950	10,249,950
		Warrant (263 shares)		276,100	119,000
			10,258,619	10,526,050	10,368,950

CP Power Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Senior Note (3.7% cash, Due 06/15)	1,140,000	1,140,000	1,140,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,057,486	13,206,015	6,974,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,217,209	12,705,812	3,755,000
		Series C Preferred Units (30 units)		288,342	—
		Common Unit Warrant (1,406 units)		1,759,556	—
		Series D Preferred Units (16 units)		107,074	—
		Series E Preferred Units (5 units)		31,651	—
			29,414,695	29,238,450	11,869,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Acquisition Corp. (3%)*	Manufacturer of Custom Windows and Sliding Doors	Subordinated Note (11% Cash, 2% PIK, Due 01/20)	$16,238,028	$15,975,521	$15,975,521
		1,500,000 Class A Units		1,500,000	1,500,000
			16,238,028	17,475,521	17,475,521

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 12/18)	8,000,000	7,867,746	7,867,746
		Common Units (45,492 units)		500,000	669,000
			8,000,000	8,367,746	8,536,746

Data Source, Inc. (1%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	4,865,035	4,758,855	4,758,855
		Common Units (47,503 units)		1,000,000	986,000
			4,865,035	5,758,855	5,744,855

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17) (5)	6,518,211	6,166,804	3,260,000
		Series A Preferred Equity (500 shares)		500,000	—
			6,518,211	6,666,804	3,260,000

DialogDirect, Inc. (4%)*	Business Process Outsourcing Provider	Subordinated Note (12% Cash, 1.5% PIK, Due 04/20)	24,067,084	23,835,050	23,835,050
			24,067,084	23,835,050	23,835,050

DLC Acquisition, LLC (4%)*	Staffing Firm	Senior Note (10% Cash, Due 07/19)	21,750,000	21,315,528	21,315,528
			21,750,000	21,315,528	21,315,528

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,236,264	7,127,844	7,127,844
		Series A Units (600,000 units)		600,000	336,000
			7,236,264	7,727,844	7,463,844

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,376,429	7,262,454	5,578,000
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	—
			7,376,429	9,042,142	5,578,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	487,000
				285,000	487,000

FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (4.7% Cash, Due 09/16)	1,196,615	1,196,615	1,002,000
		Senior Note (7.8% Cash, 2% PIK, Due 09/16) (5)	1,219,837	1,207,439	—
			2,416,452	2,404,054	1,002,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,917,430	7,784,193	7,784,193
		Common Units (1,000,000 units)		1,000,000	1,125,000
			7,917,430	8,784,193	8,909,193

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (12% Cash, 2% PIK, Due 08/18)	11,561,375	11,388,555	11,388,555
			11,561,375	11,388,555	11,388,555

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,368,102	4,200,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
			8,462,629	8,618,102	4,200,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17)	12,613,686	12,613,686	10,127,000
			12,613,686	12,613,686	10,127,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gilchrist & Soames, Inc. (7%)*	Manufacturer of Personal Care Products	Subordinated Debt (10% Cash, 1.5% PIK, Due 11/19)	$35,064,167	$34,539,167	$34,539,167
			35,064,167	34,539,167	34,539,167

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,213,179	21,794,748	21,794,748
			22,213,179	21,794,748	21,794,748

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Subordinated Note (19% Cash, Due 11/18)	2,953,125	2,936,635	2,936,635
		Subordinated Note (14% Cash, Due 11/18)	3,234,375	3,043,787	3,043,787
		Unit Purchase Warrant (7,817 units)		295,800	506,000
			6,187,500	6,276,222	6,486,422

Hickman's Egg Ranch, Inc. (3%)*	Egg Producer	Subordinated Note (12% Cash, Due 06/19)	15,049,229	14,771,894	14,771,894
			15,049,229	14,771,894	14,771,894

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	Limited Partnership Interest		705,243	796,000
				705,243	796,000

Huron, Inc. (3%)*	Parts Supplier to Automotive Industry	Subordinated Note (10% Cash, 3% PIK, Due 08/18)	13,750,964	13,689,208	13,689,208
			13,750,964	13,689,208	13,689,208

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,421,569	10,184,728	11,422,000
		Common Stock Purchase Warrant (487,877 shares)		2,411,000	2,525,000
			11,421,569	12,595,728	13,947,000

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Note (13% Cash, 2.5% PIK, Due 12/16)	8,604,721	8,470,664	8,470,664
		Membership Interest Purchase Warrant (3%)		853,500	760,000
			8,604,721	9,324,164	9,230,664

IOS Acquisitions, Inc. (4%)*	Inspections and Repair Services for Oil Industry	Subordinated Note (12% Cash, 3.3% PIK, Due 06/18)	20,205,519	19,931,514	19,931,514
		Common Units (7,314 Class A Units)		1,699,847	1,664,000
			20,205,519	21,631,361	21,595,514

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,777,458	14,591,250	14,591,250
		Class A Common Units (1,268 units)		118,110	155,000
		Class A Preferred Units (132 units)		131,890	171,000
			14,777,458	14,841,250	14,917,250

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		58,995	2,322,000
				58,995	2,322,000

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,297,000
		Common Units (30,000 units)		30,000	1,513,000
				1,500,000	3,810,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,474,409	6,474,409
		Membership Units (1,216,204 units)		1,176,957	1,465,000
			6,545,455	7,651,366	7,939,409

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	16,800,137	16,606,535	16,606,535
		Class A-2 Common Units (1,979,524 units)		2,019,693	2,019,693
			16,800,137	18,626,228	18,626,228

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	6,342,724	5,484,627	5,000,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			6,342,724	5,988,534	5,000,000

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,886,000
				2,000,000	1,886,000

Nautic Partners VII, LP (0%)*	Multi-Sector Holdings	Limited Partnership Interest		243,519	243,519
				243,519	243,519

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
On Event Services, LLC (2%)*	Equipment Rentals	Subordinated Note (10% Cash, 2% PIK, Due 01/19)	$9,946,213	$9,782,913	$9,782,913
			9,946,213	9,782,913	9,782,913

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Subordinated Note (10% Cash, Due 11/19)	22,942,500	22,495,703	22,495,703
		Class A Preferred Units (15,000 units)		1,500,000	1,500,000
		Class A Common Units (15,000 units)		—	—
			22,942,500	23,995,703	23,995,703
Performance Health & Wellness Holdings, Inc. (2%)*	Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	6,735,850	6,592,236	6,648,000
		Class A Limited Partnership Units (15,000 units)		1,500,000	3,304,000
			6,735,850	8,092,236	9,952,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	7,535,807	6,613,149	3,778,000
		Common Unit Purchase Warrants		590,200	—
			7,535,807	7,203,349	3,778,000

Sheplers, Inc. (2%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,645,362	8,645,362
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,625,067	4,590,571	4,590,571
			13,375,067	13,235,933	13,235,933

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		725,083	725,083
				725,083	725,083

Specialized Desanders, Inc. (4%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,874,586	14,384,427
		Class C Capital Units (2,000,000 units)		1,937,421	5,131,000
			16,110,043	17,812,007	19,515,427

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	1,787,000
				20,000	1,787,000

TACH Holdings, Inc. (f/k/a Trinity Consultants Holdings, Inc.) (3%)*	Air Quality Consulting Services	Subordinated Note (10% Cash, 3% PIK, Due 08/20)	15,174,201	15,050,945	15,050,945
		Series A1 Preferred Stock (10,000 units)		—	104,000
		Common Stock (50,000 units)		50,000	932,000
			15,174,201	15,100,945	16,086,945

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,105,217	9,912,146	9,912,146
		Limited Partner Interest		999,000	1,129,000
			10,105,217	10,911,146	11,041,146

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	15,042,126	14,753,871	14,753,871
		Limited Partnership Units (500,000 units)		500,000	500,000
			15,042,126	15,253,871	15,253,871

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,108,034	13,837,735	13,837,735
		Class A Units (1,400,000 units)		1,400,000	1,400,000
			14,108,034	15,237,735	15,237,735

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,928,000
				638,260	2,928,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	1,395,000
				333,994	1,395,000

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,870,825	12,288,416	12,288,416
		Class A Common Stock (177,935 shares)		1,999,989	861,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,000
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	202,000
			12,870,825	15,263,846	13,488,416

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Shares (90,000 shares)		$900,000	$1,215,000
		Common Shares (10,000 shares)		100,000	—
				1,000,000	1,215,000

Water Pik, Inc. (2%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$8,315,789	8,014,819	8,014,819
			8,315,789	8,014,819	8,014,819

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	9,500,000	9,299,238	9,299,238
		Class A Units (2,000 units)		2,000,000	2,303,000
			9,500,000	11,299,238	11,602,238

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	2,084,000
				3,000,000	2,084,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,377,350	20,431,075	20,577,000
			20,377,350	20,431,075	20,577,000

Subtotal Non–Control / Non–Affiliate Investments			678,546,053	717,233,688	693,312,886

Affiliate Investments:
All Aboard America! Holdings Inc. (3%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	14,633,379	14,442,239	14,442,239
		Membership Units in LLC		2,185,492	2,207,492
			14,633,379	16,627,731	16,649,731

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/16)	7,084,969	7,069,614	7,069,614
		Membership Units (8,364 units)		620,653	936,000
			7,084,969	7,690,267	8,005,614

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		1,486	2,394
		Class B Units (496 units)		—	1,272
				1,486	3,666

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 4.8% PIK, Due 03/15)	7,990,174	7,990,172	7,990,172
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	656,310	656,310	656,310
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	204,000
		Membership Unit Warrants (356,506 units)		—	—
			8,646,484	9,154,685	8,850,482

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (9.5% Cash, Due 02/20)	16,872,635	16,715,906	16,715,906
		Class A Units (80,000 units)		737,468	1,719,000
			16,872,635	17,453,374	18,434,906

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	10,889,763	10,813,037	10,035,000
		Common Stock (84 shares)		502,320	40,000
			10,889,763	11,315,357	10,075,000

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,453,055	3,394,913	3,394,913
		Class A Membership Interest (17,308 units)		1,107,692	1,107,692
			3,453,055	4,502,605	4,502,605

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	324,000
				1,000,000	324,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	8,633,927	8,513,033	8,513,033
		Class A Redeemable Preferred Units (10.5% Cash) (189,744 units)		3,772,762	4,405,000
		Class B Redeemable Preferred Units (13,333 units)		309,524	1,537,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			8,633,927	14,227,319	14,455,033

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Halcyon Healthcare, LLC (3%)*	Provider of Hospice Services	Subordinated Note (11% Cash, Due 10/19)	$11,500,000	$11,278,779	$11,278,779
		Preferred Interests (2,000,000 interests)		2,000,000	2,000,000
			11,500,000	13,278,779	13,278,779

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	762,829	754,197	754,197
		Preferred Units (233 units)		211,867	333,000
		Common B Units (3,000 units)		23,140	1,108,000
		Common A Units (1,652 units)		14,993	610,000
			762,829	1,004,197	2,805,197

PCX Aerostructures, LLC (5%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,425,333	19,087,302	19,087,302
		Series A Preferred Stock (5,344 shares)		5,343,953	5,343,953
		Class A Common Stock (107,416 shares)		26,854	26,854
			19,425,333	24,458,109	24,458,109

Playhaven, LLC (4%)*	Mobile Game Advertising Network	Senior Note (9.5% Cash, 2.5% PIK, Due 09/19)	21,918,134	20,712,285	20,712,285
		Class A Common Units (999,999 units)		869,999	869,999
		Class C Common Units (1 unit)		5,001	5,001
			21,918,134	21,587,285	21,587,285

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Note (12% Cash, 5% PIK, Due 03/18)	10,697,064	10,670,076	10,670,076
		Common Units (50 units)		500,000	162,000
			10,697,064	11,170,076	10,832,076

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,972,212	9,742,396	9,742,396
		Preferred Units (1,685,357 units)		1,685,357	1,685,357
			9,972,212	11,427,753	11,427,753

UCS Super HoldCo LLC (1%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	1,000,000
		Participation Interest		2,000,000	2,000,000
				3,000,000	3,000,000

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (6)	320,365	234,545	225,000
			320,365	234,545	225,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,727,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,727,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,823,000
				—	7,823,000

Subtotal Affiliate Investments			144,810,149	175,182,171	178,935,236

Control Investments:

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	500,193	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	4,131,520	3,000,000	543,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,631,713	4,491,440	918,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
PartsNow!, LLC (1%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17) (6)	$12,545,858	$11,487,784	$6,233,000
		Preferred Membership Units (4,000,000 units)		4,000,000	—
		Common Member Units (1,500,000 units)		1,429,539	—
		Royalty Rights		—	—
			12,545,858	16,917,323	6,233,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	7,824,000
				8,228,000	7,824,000

Subtotal Control Investments			17,177,571	29,636,763	14,975,000

Total Investments, December 31, 2014 (167%)*			$840,533,773	$922,052,622	$887,223,122

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

(7)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Organization and Business
Triangle Capital Corporation and its wholly owned subsidiaries, including Triangle Mezzanine Fund LLLP (“Triangle SBIC”) and Triangle Mezzanine Fund II LP (“Triangle SBIC II”) (collectively, the “Company”), are specialty finance companies. Triangle SBIC and Triangle SBIC II are specialty finance limited partnerships formed to make investments primarily in lower middle market companies located throughout the United States. On September 11, 2003, Triangle SBIC was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Triangle SBIC II obtained its license to operate as an SBIC. As SBICs, both Triangle SBIC and Triangle SBIC II are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.
The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Company is internally managed by its executive officers under the supervision of its Board of Directors. The Company does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals. Triangle SBIC has also elected to be treated as a BDC under the 1940 Act.
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
Recently Issued Accounting Standards
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company elected early adoption of this standard on January 1, 2015. As a result, deferred financing fees related to the Company's outstanding notes and SBA-guaranteed debentures payable are no longer presented as an asset on the Company’s Consolidated Balance Sheets but are included as a reduction in the carrying amount of the debt securities. Debt issuance costs related to the Company's senior secured credit facility will continue to be presented as an asset on the Company’s Consolidated Balance Sheets. ASU 2015-03 is effective for interim and annual periods beginning

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

after December 15, 2015. In addition, the Company’s Consolidated Balance Sheet as of December 31, 2014 has been adjusted to reflect the effects of adoption of ASU 2015-03 on a retrospective basis.
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
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2015:
Subordinated debt and 2nd lien notes	$701,900,002	76%	$669,517,627	76%
Senior debt and 1st lien notes	92,229,433	10	90,887,433	10
Equity shares	117,562,497	13	120,812,430	14
Equity warrants	6,215,918	1	3,681,000	—
Royalty rights	—	—	—	—
	$917,907,850	100%	$884,898,490	100%
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%

During the three months ended June 30, 2015, the Company made four new investments totaling approximately $49.9 million and investments in nine existing portfolio companies totaling approximately $15.2 million. During the six months ended June 30, 2015, the Company made seven new investments totaling approximately $129.3 million and investments in twelve existing portfolio companies totaling approximately $33.9 million.
During the three months ended June 30, 2014, the Company made five new investments totaling approximately $61.3 million and investments in five existing portfolio companies totaling approximately $26.0 million. During the six months ended June 30, 2014, the Company made eleven new investments totaling approximately $139.1 million and investments in ten existing portfolio companies totaling approximately $25.8 million.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%
June 30, 2015	15	26%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
To estimate the enterprise value of the portfolio company, the Company primarily uses a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. In addition, the Company considers other factors, including but not limited to (i) offers from third-parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and (iv) when the Company believes there are comparable companies that are publicly traded, the Company performs a review of these publicly traded companies and the market multiple of their equity securities. For certain non-performing assets, the Company may utilize the liquidation or collateral value of the portfolio company's assets in its estimation of enterprise value.
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either Adjusted EBITDA or revenues. Such inputs can be based on historical operating results, projections of future operating results or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, the Company utilizes the most recent portfolio company financial statements and forecasts available as of the valuation date. The Company also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Fair value measurements using the Enterprise Value Waterfall model can be sensitive to significant changes in one or more of the inputs. A significant increase (decrease) in either the transaction multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher (lower) fair value for that security.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at June 30, 2015 and December 31, 2014 are summarized as follows:

June 30, 2015:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$621,978,906	Income Approach	Required Rate of Return	8.3% – 30.0%	13.5%
			Leverage Ratio	1.4x – 9.2x	4.1x
			Adjusted EBITDA	$1.2 million – $77.3 million	$18.8 million
Subordinated debt and 2nd lien notes	31,137,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.0x – 7.6x	5.7x
			Adjusted EBITDA	$1.0 million – $10.3 million	$4.0 million
Senior debt and 1st lien notes	90,887,433	Income Approach	Required Rate of Return	3.7% – 16.0%	11.7%
			Leverage Ratio	0.0x – 7.1x	3.1x
			Adjusted EBITDA	$1.2 million – $8.0 million	$5.1 million
Equity shares and warrants	124,493,430	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	4.1x – 15.0x	6.9x
			Adjusted EBITDA	$1.0 million – $77.3 million	$13.0 million
			Revenue Multiple	1.3x – 4.0x	3.4x
			Revenues	$9.8 million – $81.0 million	$66.6 million

(1)	Certain investments with a total fair value of $16,401,721 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2014:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$599,378,024	Income Approach	Required Rate of Return	8.3% – 30.0%	14.0%
			Leverage Ratio	1.3x – 8.1x	4.2x
			Adjusted EBITDA	$1.5 million – $74.8 million	$18.3 million
Subordinated debt and 2nd lien notes	29,000,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.5x – 6.0x	5.4x
			Adjusted EBITDA	$1.0 million –$7.5 million	$4.6 million
Senior debt and 1st lien notes	115,252,247	Income Approach	Required Rate of Return	3.7% – 16.0%	12.1%
			Leverage Ratio	0.0x – 9.0x	3.2x
			Adjusted EBITDA	$1.5 million – $8.1 million	$5.4 million
Equity shares and warrants	106,746,851	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	6.6x
			Adjusted EBITDA	$1.0 million – $74.8 million	$12.1 million
			Revenue Multiple	1.3x – 4.0x	3.4x
			Revenues	$9.6 million – $76.2 million	$62.7 million

(1)	Certain investments with a total fair value of $36,846,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

The following table presents the Company’s investment portfolio at fair value as of June 30, 2015 and December 31, 2014, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$669,517,627	$669,517,627
Senior debt and 1st lien notes	—	—	90,887,433	90,887,433
Equity shares	—	—	120,812,430	120,812,430
Equity warrants	—	—	3,681,000	3,681,000
Royalty rights	—	—	—	—
	$—	$—	$884,898,490	$884,898,490

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$660,377,024	$660,377,024
Senior debt and 1st lien notes	—	—	115,252,247	115,252,247
Equity shares	—	—	103,132,851	103,132,851
Equity warrants	—	—	8,461,000	8,461,000
Royalty rights	—	—	—	—
	$—	$—	$887,223,122	$887,223,122

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014:

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Six Months Ended June 30, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	133,503,814	7,446,253	21,068,498	1,252,000	—	163,270,565
Reclassifications	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(4,901,207)	(6,992,088)	—	(11,893,295)
Loan origination fees received	(2,819,164)	—	—	—	—	(2,819,164)
Principal repayments received	(109,212,658)	(33,105,582)	—	—	—	(142,318,240)
PIK interest earned	6,731,749	929,111	—	—	—	7,660,860
PIK interest payments received	(6,478,328)	(1,206,033)	—	—	—	(7,684,361)
Accretion of loan discounts	202,718	35,511	—	—	—	238,229
Accretion of deferred loan origination revenue	2,531,596	671,072	—	—	—	3,202,668
Realized gain (loss)	(17,652,163)	804,802	302,790	2,742,537	—	(13,802,034)
Unrealized gain (loss)	11,040,779	60,052	(7,498,242)	(1,782,449)	—	1,820,140
Fair value, end of period	$669,517,627	$90,887,433	$120,812,430	$3,681,000	$—	$884,898,490

Six Months Ended June 30, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	137,230,617	10,200,175	16,777,550	632,000	—	164,840,342
Reclassifications	(3,964,597)	(5,963,403)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(5,800,481)	(11,020,560)	—	(16,821,041)
Loan origination fees received	(2,625,648)	(212,778)	—	—	—	(2,838,426)
Principal repayments received	(88,089,399)	(116,058)	—	—	—	(88,205,457)
PIK interest earned	7,369,836	511,468	—	—	—	7,881,304
PIK interest payments received	(5,267,116)	—	—	—	—	(5,267,116)
Accretion of loan discounts	644,575	—	—	—	—	644,575
Accretion of deferred loan origination revenue	1,722,418	61,185	—	—	—	1,783,603
Realized gains	126,617	—	2,055,808	9,571,750	—	11,754,175
Unrealized gain (loss)	269,176	3,929	9,107,693	(11,175,793)	(73,000)	(1,867,995)
Fair value, end of period	$561,884,054	$50,453,283	$113,790,816	$10,149,000	$—	$736,277,153

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $2.1 million and $9.6 million, respectively, during the three and six months ended June 30, 2015 were related to portfolio company investments that were still held by the Company as of June 30, 2015. Pre-tax net unrealized gains on investments of $11.1 million and $9.4 million, respectively, during the three and six months ended June 30, 2014 were related to portfolio company investments that were still held by the Company as of June 30, 2014.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended June 30, 2015, the Company made investments of approximately $159.3 million in portfolio companies to

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

which it was not previously contractually committed to provide the financial support. During the six months ended June 30, 2015, the Company made investments of $4.0 million in companies to which it was previously committed to provide the financial support. During the six months ended June 30, 2014, the Company made investments of approximately $25.8 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the six months ended June 30, 2014, the Company made investments in $0.6 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Consolidated Schedules of Investments.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both June 30, 2015 and December 31, 2014, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of both June 30, 2015 and December 31, 2014, the Company’s largest single portfolio company investment represented approximately 3.9% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of June 30, 2015, $662.7 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility (the “Credit Facility”) and $351.0 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of both June 30, 2015 and December 31, 2014, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2015 and December 31, 2014 was approximately $923.1 million and $927.7 million, respectively.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

4. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2015 and December 31, 2014:

Issuance/Pooling Date	Maturity Date	Interest Rate as of June 30, 2015	June 30, 2015	December 31, 2014
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	22,000,000	22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 14, 2010 (LMI Debenture)	March 1, 2016	2.508%	7,672,590	7,579,806
Less: Deferred financing fees			(4,700,676)	(5,082,708)
Total SBA-Guaranteed Debentures			220,171,914	219,697,098
Credit Facility:
May 4, 2015	May 3, 2020	3.065%	88,758,498	62,619,883
Total Credit Facility			$88,758,498	$62,619,883
Notes:
March 2, 2012	March 15, 2019	7.000%	—	69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	—
Less: Deferred financing fees			(4,899,739)	(3,853,776)
Total Notes			$161,850,261	$145,646,224

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
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of June 30, 2015, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. As of June 30, 2015, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of both June 30, 2015 and December 31, 2014 was 4.03%, respectively. As of both June 30, 2015 and December 31, 2014, all SBA-guaranteed debentures were pooled.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2015 and December 31, 2014, the carrying amounts of the SBA-guaranteed debentures was approximately $220.2 million and $219.7 million, respectively. As of June 30, 2015 and December 31, 2014, the fair values of the SBA-guaranteed debentures were $230.3 million and $230.4 million, respectively.
Credit Facility
In May 2015, the Company entered into a third amended and restated senior secured credit facility (the “Credit Facility”). The Credit Facility, which has an initial commitment of $300.0 million supported by 14 financial institutions, replaced the Company's $165.0 million senior secured credit facility entered into in June 2013 (the "Prior Facility"). The Credit Facility, which matures May 3, 2020, allows the Company to borrow foreign currencies directly under the Credit Facility.
The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $350.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by the Company's assets, excluding the assets of the Company’s wholly-owned SBIC subsidiaries.
Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or, after one year, 1.50% if the Company receives an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or, after one year, 2.50% if the Company receives an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or, after one year, 2.50% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. The Company pays a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
Borrowings under the Prior Facility bore interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75%, or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate was equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The applicable LIBOR rate depended upon the term of a draw under the Prior Facility. The Company paid a commitment fee of 0.375% per annum on undrawn amounts, which was included with interest and other financing fees on the Company's Consolidated Statements of Operations. Borrowings under the Prior Facility were also limited to a borrowing base, which included certain cash and a portion of eligible debt investments.
As of June 30, 2015, the Company had United States dollar borrowings of $75.0 million outstanding under the Credit Facility with an interest rate of 2.94% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($13.8 million in United States dollars) outstanding under the Credit Facility with an interest rate of 3.75%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2014, the Company had United States dollar borrowings of $48.0 million outstanding under the Prior Facility with an interest rate of 2.91% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($14.6 million United States dollars) outstanding under the Prior Facility with an interest rate of 4.03%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2015 and December 31, 2014, the fair values of the borrowings outstanding under the Credit Facility and Prior Facility, were $88.8 million and $62.6 million, respectively.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a regulated investment company and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant,

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of June 30, 2015, the Company was in compliance with all covenants of the Credit Facility.
Notes
In March 2012, the Company issued $69.0 million of unsecured notes due 2019 (the “2019 Notes”). The 2019 Notes were redeemed in full on June 22, 2015 for a total redemption price of $69.0 million, which resulted in a loss on the extinguishment of debt of $1.4 million. Prior to the redemption, the 2019 Notes bore interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds to the Company from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were approximately $66.7 million.
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of June 30, 2015 and December 31, 2014, the carrying amount of the December 2022 Notes was $78.3 million and $78.2 million, respectively. As of June 30, 2015 and December 31, 2014, the fair values of the December 2022 Notes were $82.1 million and $81.4 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of June 30, 2015, the carrying amount of the March 2022 Notes was $83.5 million. As of June 30, 2015, the fair values of the March 2022 Notes were $88.7 million. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended.

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
The following table presents information with respect to the Plan for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	662,965	$25.87	592,173	$23.80
Shares granted during the period	360,840	$21.82	282,630	$26.09
Shares vested during the period	(235,485)	$24.09	(201,634)	$21.39
Unvested shares, end of period	788,320	$24.17	673,169	$25.48

In the three and six months ended June 30, 2015, the Company recognized equity-based compensation expense of approximately $1.8 million and $3.4 million, respectively. In the three and six months ended June 30, 2014, the Company recognized equity-based compensation expense of approximately $1.5 million and $2.8 million, respectively. This expense is included in general and administrative expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2015, there was approximately $16.2 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

6. TRANSACTIONS WITH CONTROLLED COMPANIES
On January 9, 2014, the Company converted its debt investments in SRC Worldwide, Inc. into common stock. After giving effect to this conversion, the Company owned 100% of SRC Worldwide, Inc.'s outstanding common stock. During both the three months ended June 30, 2015 and June 30, 2014, the Company received management and other fees from SRC Worldwide, Inc. totaling $100,000. During both the six months ended June 30, 2015 and June 30, 2014, the Company received management and other fees from SRC Worldwide, Inc. totaling $200,000. These fees were recognized as fee income in the Company's Consolidated Statements of Operations.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend credit, in the form of loans, to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend credit as June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Delayed Draw Term Loans	$14,675,000	$9,176,020
Equity Investments in Portfolio Companies	6,340,661	285,715
Private Equity	4,298,084	4,758,882
Revolver	7,900,000	10,000,000
Total Unused Commitments	$33,213,745	$24,220,617
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Per share data:
Net asset value at beginning of period	$16.11	$16.10
Net investment income(1)	1.02	1.02
Net realized gain (loss) on investments(1)	(0.42)	0.42
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	0.06	(0.10)
Total increase from investment operations(1)	0.66	1.34
Dividends paid to stockholders from net investment income	(1.18)	(1.08)
Dividends paid to stockholders from realized gains	—	(0.30)
Total dividends paid	(1.18)	(1.38)
Shares issued pursuant to Dividend Reinvestment Plan	0.02	0.02
Stock-based compensation	(0.10)	(0.11)
Loss on extinguishment of debt(1)	(0.04)	—
Benefit (provision) for taxes(1)	—	(0.03)
Other(2)	—	0.01
Net asset value at end of period	$15.47	$15.95
Market value at end of period(3)	$23.44	$28.37
Shares outstanding at end of period	33,272,167	27,939,795
Net assets at end of period	$514,816,781	$445,774,416
Average net assets	$528,821,227	$448,378,127
Ratio of total expenses, including provision for taxes and loss on extinguishment of debt, to average net assets (annualized)	10.44%	9.51%
Ratio of net investment income to average net assets (annualized)	12.83%	12.71%
Portfolio turnover ratio	18.08%	15.82%
Total return(4)	21.34%	7.59%
Supplemental Data:
Efficiency ratio(5)	18.62%	20.78%

(1)	Weighted average basic per share data.

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

9. SUBSEQUENT EVENTS
In July 2015, the Company invested $15.3 million in subordinated debt and equity of Community Medical Group, an operator of primary care clinics. Under the terms of the investment, the subordinated debt bears interest at a rate of 12.0%.
In July 2015, the Company invested $11.2 million in subordinated debt of Community Intervention Services, a provider of community-based and outpatient behavioral health services. Under the terms of the investment, the subordinated debt bears interest at a rate of 12.0%.

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Six Months Ended June 30, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	June 30, 2015 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (3.7% Cash)	$16,892	$—	$2,942,769	$—	$2,942,769
	Split Collateral Term Loans (10.5% Cash, Due 06/16)	32,589	—	3,192,464	—	3,192,464
	Series F Preferred Units (705,321 units)	—	—	8,725,000	—	8,725,000
	Common Units (15,174 units)	—	—	—	—	—
		49,481	—	14,860,233	—	14,860,233

Gerli & Company	Subordinated Note (13% Cash)	—	375,000	—	—	375,000
	Subordinated Note (8.5% Cash)	—	543,000	—	10,000	533,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	918,000	—	10,000	908,000

PartsNow!, LLC	Subordinated Note (15% PIK)	—	6,233,000	—	4,233,000	2,000,000
	Preferred Membership Units (5,500,000 units)	—	—	1,500,000	1,500,000	—
	Common Member Units (1,500,000 units)	—	—	—	—	—
	Royalty Rights	—	—	—	—	—
		—	6,233,000	1,500,000	5,733,000	2,000,000

SRC, Inc.	Common Stock (5,000 shares)	200,000	7,824,000	—	841,000	6,983,000
		200,000	7,824,000	—	841,000	6,983,000

Total Control Investments		249,481	14,975,000	16,360,233	6,584,000	24,751,233

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	1,186,975	14,442,239	251,029	—	14,693,268
	Membership Units in LLC	—	2,207,492	695,508	—	2,903,000
		1,186,975	16,649,731	946,537	—	17,596,268

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 2% PIK)	548,580	7,069,614	119,327	99,637	7,089,304
	Membership Units (8,364 units)	—	936,000	730,000	—	1,666,000
		548,580	8,005,614	849,327	99,637	8,755,304

AP Services, Inc.	Class A Units (933 units)	—	2,394	27,702	30,096	—
	Class B Units (496 units)	—	1,272	—	1,272	—
		—	3,666	27,702	31,368	—

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Six Months Ended June 30, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	June 30, 2015 Value
Asset Point, LLC	Senior Note (11.3% Cash, 4.8% PIK)	$649,193	$7,990,172	$192,729	$—	$8,182,901
	Subordinated Note (12% Cash, 2% PIK)	46,391	656,310	6,627	—	662,937
	Membership Units (1,000,000 units)	—	—	—	—	—
	Options to Purchase Membership Units (342,407 units)	—	204,000	2,000	—	206,000
	Membership Unit Warrants (356,506 units)	—	—	—	—	—
		695,584	8,850,482	201,356	—	9,051,838

Captek Softgel International, Inc.	Subordinated Note (9.5% Cash)	818,476	16,715,906	12,574	—	16,728,480
	Class A Units (80,000 units)	—	1,719,000	39,000	—	1,758,000
		818,476	18,434,906	51,574	—	18,486,480

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 4% PIK)	922,729	10,035,000	377,000	—	10,412,000
	Common Stock (84 shares)	—	40,000	6,000		46,000
		922,729	10,075,000	383,000	—	10,458,000

DPII Holdings, LLC	Senior Note (12% Cash, 4% PIK)	290,412	3,394,913	80,325	—	3,475,238
	Class A Membership Interest (17,308 units)	—	1,107,692	—	—	1,107,692
		290,412	4,502,605	80,325	—	4,582,930

Dyson Corporation	Class A Units (1,000,000 units)	—	324,000	—	192,000	132,000
		—	324,000	—	192,000	132,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	732,247	8,513,033	827,757	—	9,340,790
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	238,414	4,405,000	161,904	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	1,537,000	123,810	—	1,660,810
	Class C Redeemable Preferred Units (8,615 units)	—	—	200,000	—	200,000
	Class A Common Units (43,077 units)	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—
		970,661	14,455,033	1,313,471	—	15,768,504

Halcyon Healthcare, LLC	Subordinated Note (10% Cash)	637,693	11,278,779	18,289	—	11,297,068
	Preferred Interests (2,000,000 interests)	—	2,000,000	492,000	—	2,492,000
		637,693	13,278,779	510,289	—	13,789,068

Main Street Gourmet, LLC	Jr. Subordinated Note (8% Cash, 2% PIK)	40,238	754,197	9,478	—	763,675
	Preferred Units (233 units)	—	333,000	16,000	—	349,000
	Common B Units (3,000 units)	—	1,108,000	560,000	—	1,668,000
	Common A Units (1,652 units)	—	610,000	309,000	—	919,000
		40,238	2,805,197	894,478	—	3,699,675

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Six Months Ended June 30, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	June 30, 2015 Value
Minco Technology Labs	Subordinated Note (6.5% Cash, 3.5% PIK)	$180,818	$—	$5,665,445	$5,665,445	$—
	Class A Units (5,000 HoldCo. units)	—	—	—	—	—
	Class A Units (3,907 OpCo. units)	—	—	—	—	—
		180,818	—	5,665,445	5,665,445	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	1,211,114	—	20,086,736	—	20,086,736
	Jr. Subordinated Note (10% PIK)	144,447	—	3,907,927	—	3,907,927
	Series A Redeemable Senior Preferred Stock (7,839 shares)	156,779	—	7,621,648	—	7,621,648
	Common Stock (1,668,691 shares)	—	—	333,738	—	333,738
		1,512,340	—	31,950,049	—	31,950,049

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 3% PIK)	1,405,884	19,087,302	324,783	—	19,412,085
	Series A Preferred Stock (5,344 shares)	—	5,343,953	—	2,320,953	3,023,000
	Class A Common Stock (107,416 shares)	—	26,854	—	26,854	—
		1,405,884	24,458,109	324,783	2,347,807	22,435,085

Playhaven, LLC	Senior Note (9.5% Cash, 2.5% PIK)	2,098,065	20,712,285	2,534,778	23,247,063	—
	Class A Common Units (999,999 units)	—	869,999	464,000	1,333,999	—
	Class C Common Units (1 unit)	—	5,001	—	5,001	—
		2,098,065	21,587,285	2,998,778	24,586,063	—

QC Holdings, Inc.	Common Stock (5,594 shares)	—	470,000	147,840	601,440	16,400
		—	470,000	147,840	601,440	16,400

Team Waste, LLC	Preferred Units (25 units)	50,000	—	5,000,000	—	5,000,000
		50,000	—	5,000,000	—	5,000,000

Technology Crops, LLC	Subordinated Note (12% Cash, 5% PIK)	950,917	10,670,076	298,731	—	10,968,807
	Common Units (50 units)	—	162,000	761,000	—	923,000
		950,917	10,832,076	1,059,731	—	11,891,807

TGaS Advisors, LLC	Subordinated Note (10% Cash, 1% PIK)	570,378	9,742,396	69,519	124,486	9,687,429
	Preferred Units (1,685,357)	—	1,685,357	—		1,685,357
		570,378	11,427,753	69,519	124,486	11,372,786

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	1,000,000	—	—	1,000,000
	Participation Interest	—	2,000,000	—	—	2,000,000
		—	3,000,000	—	—	3,000,000

United Retirment Plan Consultants, Inc.	Preferred A Shares (90,000 shares)	—	—	1,215,000	338,000	877,000
	Common Shares (10,000 shares)	—	—	—	—	—
		—	—	1,215,000	338,000	877,000

Venture Technology Groups, Inc.	Subordinated Note (12.5% Cash, 4% PIK)	65,455	225,000	75,000	300,000	—
		65,455	225,000	75,000	300,000	—

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Six Months Ended June 30, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	June 30, 2015 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—
	Class B Preferred Units (985,372 units)	—	1,727,000	—	1,003,000	724,000
	Class C Preferred Units (1,444,475 units)	—	—	—	—	—
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	1,727,000	—	1,003,000	724,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	299,208	7,823,000	—	129,000	7,694,000
		299,208	7,823,000	—	129,000	7,694,000

Total Affiliate Investments		$13,244,413	$178,935,236	$53,764,204	$35,418,246	$197,281,194

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

(2)
Gross additions include increase in the cost basis of investments resulting from new portfolio investment, follow-on investments, and accrued PIK interest, as well as transfers of investments into the affiliate or control categories. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3)
Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales, as well as transfers of investments out of the affiliate or control categories. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2015 and December 31, 2014, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 12.6% and 13.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 10.9% and 11.6% as of June 30, 2015 and December 31, 2014, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 10.5% and 10.8% as of June 30, 2015 and December 31, 2014, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $884.9 million as of June 30, 2015, as compared to $887.2 million as of December 31, 2014. As of June 30, 2015, we had investments in 88 portfolio companies with an aggregate cost of $917.9 million. As of December 31, 2014, we had investments in 91 portfolio companies with an aggregate cost of $922.1 million. As of both June 30, 2015 and December 31, 2014, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2015 and December 31, 2014, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2015:
Subordinated debt and 2nd lien notes	$701,900,002	76%	$669,517,627	76%
Senior debt and 1st lien notes	92,229,433	10	90,887,433	10
Equity shares	117,562,497	13	120,812,430	14
Equity warrants	6,215,918	1	3,681,000	—
Royalty rights	—	—	—	—
	$917,907,850	100%	$884,898,490	100%
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%

Investment Activity
During the six months ended June 30, 2015, we made seven new investments totaling $129.3 million, debt investments in five existing portfolio companies totaling $27.3 million and equity investments in nine existing portfolio companies totaling $6.6 million. We had eleven portfolio company loans repaid totaling $136.2 million resulting in realized gains totaling $1.9 million and received normal principal repayments and partial loan prepayments totaling $6.1 million in the six months ended June 30, 2015. We converted subordinated debt investments in one portfolio company into an equity investment and recognized a net realized loss on such conversion totaling $20.5 million. In addition, we received proceeds related to the sales of certain equity securities totaling $11.9 million and recognized net realized gains on such sales totaling $4.8 million in the six months ended June 30, 2015.

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
Total portfolio investment activity for the six months ended June 30, 2015 and 2014 was as follows:

Six Months Ended June 30, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	133,503,814	7,446,253	21,068,498	1,252,000	—	163,270,565
Reclassifications	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(4,901,207)	(6,992,088)	—	(11,893,295)
Loan origination fees received	(2,819,164)	—	—	—	—	(2,819,164)
Principal repayments received	(109,212,658)	(33,105,582)	—	—	—	(142,318,240)
PIK interest earned	6,731,749	929,111	—	—	—	7,660,860
PIK interest payments received	(6,478,328)	(1,206,033)	—	—	—	(7,684,361)
Accretion of loan discounts	202,718	35,511	—	—	—	238,229
Accretion of deferred loan origination revenue	2,531,596	671,072	—	—	—	3,202,668
Realized gain (loss)	(17,652,163)	804,802	302,790	2,742,537	—	(13,802,034)
Unrealized gain (loss)	11,040,779	60,052	(7,498,242)	(1,782,449)	—	1,820,140
Fair value, end of period	$669,517,627	$90,887,433	$120,812,430	$3,681,000	$—	$884,898,490
Weighted average yield on debt investments at end of period(1)						12.6%
Weighted average yield on total investments at end of period(1)						10.9%
Weighted average yield on total investments at end of period						10.5%

(1)	Excludes non-accrual debt investments.

Six Months Ended June 30, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	137,230,617	10,200,175	16,777,550	632,000	—	164,840,342
Reclassifications	(3,964,597)	(5,963,403)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(5,800,481)	(11,020,560)	—	(16,821,041)
Loan origination fees received	(2,625,648)	(212,778)	—	—	—	(2,838,426)
Principal repayments received	(88,089,399)	(116,058)	—	—	—	(88,205,457)
PIK interest earned	7,369,836	511,468	—	—	—	7,881,304
PIK interest payments received	(5,267,116)	—	—	—	—	(5,267,116)
Accretion of loan discounts	644,575	—	—	—	—	644,575
Accretion of deferred loan origination revenue	1,722,418	61,185	—	—	—	1,783,603
Realized gains	126,617	—	2,055,808	9,571,750	—	11,754,175
Unrealized gain (loss)	269,176	3,929	9,107,693	(11,175,793)	(73,000)	(1,867,995)
Fair value, end of period	$561,884,054	$50,453,283	$113,790,816	$10,149,000	$—	$736,277,153
Weighted average yield on debt investments at end of period(1)						13.8%
Weighted average yield on total investments at end of period(1)						12.2%
Weighted average yield on total investments at end of period						11.7%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2015, the fair value of our non-accrual assets was $13.9 million, which comprised 1.6% of the total fair value of our portfolio, and the cost of our non-accrual assets was $28.8 million, which comprised 3.1% of the total cost of our portfolio. As of December 31, 2014, the fair value of our non-accrual assets was $26.9 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was $53.1 million, which comprised 5.8% of the total cost of our portfolio.
Our non-accrual assets as of June 30, 2015 were as follows:
Eckler's Holdings, Inc.
In April 2015, we placed our debt investment in Eckler's Holdings, Inc., or Eckler's, on non-accrual status effective with the quarterly payment due March 31, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Eckler's for financial reporting purposes. In the six months ended June 30, 2015, we recognized unrealized appreciation on our debt investment in Eckler's of $1.3 million. As of June 30, 2015, the cost of our debt investment in Eckler's was $7.3 million and the fair value of such investment was $6.8 million.
Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. In the six months ended June 30, 2015, we recognized unrealized depreciation on our debt investments in Gerli of $10,000. As of June 30, 2015, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $0.9 million.

PartsNow!, LLC
In October 2014, we placed our debt investment in PartsNow!, LLC, or PartsNow, on non-accrual status effective with the quarterly payment due September 30, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PartsNow for financial reporting purposes. During the six months ended June 30, 2015, we recorded unrealized depreciation of $4.2 million on our debt investment in PartsNow. As of June 30, 2015, the cost of our debt investment in PartsNow was $11.5 million and the fair value of such investment was $2.0 million.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. During the six months ended June 30, 2015, we recorded unrealized appreciation of $0.4 million on our debt investment in PowerDirect. As of June 30, 2015, the cost of our debt investment in PowerDirect was $6.6 million and the fair value of such investment was $4.2 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of June 30, 2015, we had debt investments in two portfolio companies (our subordinated note to DCWV Acquisition Corporation and our term loan B senior note to FCL Graphics, Inc.) that were on non-accrual only with respect to the PIK interest component of the loans. As of June 30, 2015, the fair value of these debt investments was $4.0 million, or 0.4% of the total fair value of our portfolio and the cost of these assets was $7.4 million, or 0.8% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended June 30, 2015 and June 30, 2014
Investment Income
For the three months ended June 30, 2015, total investment income was $27.8 million, an 11.6% increase from $24.9 million of total investment income for the three months ended June 30, 2014. This increase was primarily attributable to an increase in portfolio debt investments from June 30, 2014 to June 30, 2015. This increase was partially offset by a $1.4 million decrease in investment income relating to non-accrual assets, a $0.6 million decrease in non-recurring fee and dividend income and a decrease in the weighted average yield on our debt investments from June 30, 2014 to June 30, 2015. Non-recurring fee income was $1.7 million for the three months ended June 30, 2015 as compared to $1.6 million for the three months ended June 30, 2014, and non-recurring dividend income was $0.2 million for the three months ended June 30, 2015 as compared to $1.0 million for the three months ended June 30, 2014.
Operating Expenses
For the three months ended June 30, 2015, operating expenses increased by 13.4% to $11.7 million from $10.3 million for the three months ended June 30, 2014. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the three months ended June 30, 2015, interest and other financing fees increased by 42.0% to $7.3 million from $5.2 million for the three months ended June 30, 2014 largely due to increased debt outstanding between the periods. The increase in interest and other financing fees was related to interest expense and fees on our March 2022 Notes of $1.5 million in the three months ended June 30, 2015, an increase in interest and other financing fees on our SBA-guaranteed debentures of $0.2 million in the three months ended June 30, 2015 and an increase in interest and other financing fees on our Credit Facility of $0.5 million in the three months ended June 30, 2015. These increases were partially offset by a $0.1 million decrease in interest and other financing fees from the redemption of the 2019 Notes in the three months ended June 30, 2015.
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

For the three months ended June 30, 2015, general and administrative expenses decreased by 15.4% to $4.3 million from $5.1 million for the three months ended June 30, 2014. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) decreased to 15.6% for the three months ended June 30, 2015 from 20.5% for the three months ended June 30, 2014. The decrease in general and administrative expenses in the quarter ended June 30, 2015 was primarily related to decreased cash compensation expense partially offset by an increase in non-cash compensation expense.
Net Investment Income
As a result of the $2.9 million increase in total investment income and the $1.4 million increase in expenses, net investment income increased by 10.3% to $16.2 million for the three months ended June 30, 2015 as compared to $14.7 million for the three months ended June 30, 2014.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended June 30, 2015, we recognized realized losses totaling $17.1 million, which consisted of a loss on the restructuring of one control investment totaling $20.5 million partially offset by net gains related to the sales/repayments of three affiliate investments of $0.2 million and net gains on the sales/repayments of five non-control/non-affiliate investments totaling $3.2 million. In addition, during the three months ended June 30, 2015, we recorded net unrealized appreciation totaling $14.5 million, consisting of net unrealized depreciation on our current portfolio of $3.2 million and net unrealized appreciation reclassification adjustments of $17.7 million related to the realized gains and losses noted above.
In the three months ended June 30, 2014, we realized gains on the sales/repayments of four non-control/non-affiliate investments totaling approximately $11.5 million and a gain relating to the sale of one affiliate investment totaling $0.2 million. In addition, during the three months ended June 30, 2014, we recorded net unrealized depreciation of investments totaling $1.2 million, consisting of net unrealized appreciation on our current portfolio of approximately $9.9 million and net unrealized depreciation reclassification adjustments of $11.1 million related to the realized gains and losses noted above.
During the three months ended June 30, 2015, we recognized a loss on extinguishment of debt of approximately $1.4 million related to the redemption of the 2019 Notes.
As a result of these events, our net increase in net assets resulting from operations was $12.2 million for the three months ended June 30, 2015, as compared to a net increase in net assets resulting from operations of $24.2 million for the three months ended June 30, 2014.
Comparison of six months ended June 30, 2015 and June 30, 2014
Investment Income
For the six months ended June 30, 2015, total investment income was $58.6 million, a 19.7% increase from $49.0 million of total investment income for the six months ended June 30, 2014. This increase was primarily attributable to an increase in portfolio debt investments from June 30, 2014 to June 30, 2015 and a $1.7 million increase in non-recurring fee income. This increase was partially offset by a $2.9 million decrease in investment income relating to non-accrual assets, a $0.3 million decrease in non-recurring dividend income and a decrease in the weighted average yield on our debt investments from June 30, 2014 to June 30, 2015. Non-recurring fee income was $4.9 million for the six months ended June 30, 2015 as compared to $3.1 million for the six months ended June 30, 2014, and non-recurring dividend income was $1.9 million for the six months ended June 30, 2015 as compared to $2.2 million for the six months ended June 30, 2014.
Operating Expenses
For the six months ended June 30, 2015 operating expenses increased 20.5% to $24.7 million from $20.5 million for the six months ended June 30, 2014. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the six months ended June 30, 2015, interest and other debt financing fees increased by 33.6% to $13.8 million from $10.3 million for the six months ended June 30, 2014 largely due to increased debt outstanding between the periods. The increase in interest and other financing fees was related to interest expense and fees on our March 2022 Notes of $2.4 million in the six months ended June 30, 2015, an increase in interest and other financing fees on our SBA-guaranteed debentures of $0.6 million in the six months ended June 30, 2015 and an increase in interest and other financing fees on our Credit Facility of $0.6 million in the six months ended June 30, 2015. These increases were partially offset by a $0.1 million decrease in interest and other financing fees from the redemption of the 2019 Notes in the six months ended June 30, 2015.

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
For the six months ended June 30, 2015, general and administrative expenses increased by 7.2% to $10.9 million from $10.2 million for the six months ended June 30, 2014. In addition, our efficiency ratios (defined as general and administrative expenses as a percentage of total investment income) were 18.6% and 20.8% for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in general and administrative expenses in the six months ended June 30, 2015 was primarily related to increased cash and non-cash compensation expenses.
Net Investment Income
As a result of the $9.6 million increase in total investment income and the $4.2 million increase in expenses, net investment income increased by 19.1% to $33.9 million for the six months ended June 30, 2015 as compared to net investment income of $28.5 million for the six months ended June 30, 2014.
Net Increase/Decrease in Net Assets Resulting from Operations
In the six months ended June 30, 2015, we recognized realized losses totaling $13.8 million which consisted of a loss on the restructuring of one control investment totaling $20.5 million partially offset by net gains related to the sale/repayments of four affiliate investments of $0.3 million and net gains on the sales/repayments of nine non-control/non-affiliate investments totaling $6.4 million. In addition, during the six months ended June 30, 2015, we recorded net unrealized appreciation of investments totaling $1.9 million, consisting of net unrealized depreciation on our current portfolio of approximately $12.5 million and net unrealized appreciation adjustments of $14.4 million related to the realized gains and losses noted above.
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
During the six months ended June 30, 2015, we recognized a loss on extinguishment of debt of approximately $1.4 million related to the redemption of the 2019 Notes.
As a result of these events, our net increase in net assets from operations was $20.5 million for the six months ended June 30, 2015, a decrease of 44.1% from the net increase in net assets from operations of $36.7 million for the six months ended June 30, 2014.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available leverage under our Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
In the future, depending on the valuation of Triangle SBIC’s assets and Triangle SBIC II’s assets pursuant to SBA guidelines, Triangle SBIC and Triangle SBIC II may be limited by provisions of the Small Business Investment Act of 1958, or the Small Business Investment Act, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify as a RIC.
Cash Flows
For the six months ended June 30, 2015, we experienced a net increase in cash and cash equivalents in the amount of $38.8 million. During that period, our operating activities provided $40.1 million in cash and our financing activities caused our cash to decrease by $1.3 million, primarily due to repayments under the Credit Facility of $56.0 million, redemption of the 2019 notes of $69.0 million and cash dividends paid in the amount of $37.5 million, partially offset by proceeds from the the

March 2022 Notes offerings of $83.4 million and borrowings under the Credit Facility of $83.0 million. As of June 30, 2015, we had $117.5 million of cash and cash equivalents on hand.
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
As of June 30, 2015, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2015 was 4.03%. As of June 30, 2015, all SBA-guaranteed debentures were pooled.
In May 2015, we entered into a third amended and restated senior secured credit facility, or the Credit Facility. The Credit Facility, which has an initial commitment of $300.0 million supported by 14 financial institutions, replaced our $165.0 million senior secured credit facility entered into in June 2013, or the Prior Facility. The Credit Facility, which matures May 3, 2020, allows us to borrow foreign currencies directly under the Credit Facility.
The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $350.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by our assets, excluding the assets of our wholly-owned SBIC subsidiaries.
Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or, after one year, 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or, after one year, 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or, after one year, 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
As of June 30, 2015, we had United States dollar borrowings of $75.0 million outstanding under the Credit Facility with an interest rate of 2.94% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($13.8 million in United States dollars) outstanding under the Credit Facility with an interest rate of 3.75%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a regulated investment company and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into new collateral documents. As of June 30, 2015, we were in compliance with all covenants of the Credit Facility.
In March 2012, we issued $69.0 million of 2019 Notes. The 2019 Notes were redeemed in full on June 22, 2015 for a total redemption price of $69.0 million, which resulted in a loss on the extinguishment of debt of $1.4 million. Prior to the redemptions, the 2019 Notes bore interest at a rate of 7.00% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2012. The net proceeds from the sale of the 2019 Notes, after underwriting discounts and offering expenses, were $66.7 million.
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
In February 2015, we issued $86.3 million of March 2022 Notes. The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were $83.4 million.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
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
Recent Developments
In July 2015, we invested $15.3 million in subordinated debt and equity of Community Medical Group, an operator of primary care clinics. Under the terms of the investment, the subordinated debt bears interest at a rate of 12.0%.
In July 2015, we invested $11.2 million in subordinated debt of Community Intervention Services, a provider of community-based and outpatient behavioral health services. Under the terms of the investment, the subordinated debt bears interest at a rate of 12.0%.
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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%
June 30, 2015	15	26%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
Recently Issued Accounting Standards
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We elected early adoption of this standard on January 1, 2015. As a result, deferred financing fees related to our outstanding notes and SBA-guaranteed debentures payable are no longer presented as an asset on our Consolidated Balance Sheets but are included as a reduction in the carrying amount of the debt securities. Debt issuance costs related to our senior secured credit facility will continue to be presented as an asset on our Consolidated Balance Sheets. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. In addition, our Consolidated Balance Sheet as of December 31, 2014 has been adjusted to reflect the effects of adoption of ASU 2015-03 on a retrospective basis.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our Consolidated Balance Sheets. At June 30, 2015, we had a total of $33.2 million in outstanding commitments comprised of (i) $22.6 million in commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) $10.6 million in capital commitments that had not been fully called.

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2015, we were not a party to any hedging arrangements.
As of June 30, 2015, 89.5%, or $710.9 million (at cost), of our debt portfolio investments bore interest at fixed rates and 10.5%, or $83.2 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and all of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $1.7 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or, after one year, 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or, after one year, 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or, after one year, 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.

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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of June 30, 2015, we had non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($13.8 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.75%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015, which could materially affect our business, financial condition or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2015 to the risk factors discussed in our Annual Report on Form 10-K. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which impair our liquidity, disrupt our business, damage our reputation and cause losses.
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cyber security risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties, which could result in significant losses or reputational damage. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.
Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the six months ended June 30, 2015, we issued 71,248 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued during the six months ended June 30, 2015 under the dividend reinvestment plan was approximately $1.7 million.

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

10.2
Third Amended and Restated Credit Agreement, dated May 4, 2015, among the Company, Branch Banking and Trust Company, ING Capital LLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Bank of North Carolina, EverBank Commercial Finance, Inc. First Tennessee Bank National Association, Newbridge Bank, Yadkin Bank, CommunityOne Bank, NA, Park Sterling Bank, Paragon Commercial Bank, Raymond James Bank, N.A. and Stifel Bank & Trust (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.3
Second Amended and Restated Equity Pledge Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 4, 2015 (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.4
Second Amended and Restated General Security Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 4, 2015 (Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

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

TRIANGLE CAPITAL CORPORATION

Date:	August 5, 2015	/s/ Garland S. Tucker, III
Garland S. Tucker, III
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 5, 2015	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer, Secretary and
Director (Principal Financial Officer)

Date:	August 5, 2015	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

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

10.2
Third Amended and Restated Credit Agreement, dated May 4, 2015, among the Company, Branch Banking and Trust Company, ING Capital LLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Bank of North Carolina, EverBank Commercial Finance, Inc. First Tennessee Bank National Association, Newbridge Bank, Yadkin Bank, CommunityOne Bank, NA, Park Sterling Bank, Paragon Commercial Bank, Raymond James Bank, N.A. and Stifel Bank & Trust (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.3
Second Amended and Restated Equity Pledge Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 4, 2015 (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.4
Second Amended and Restated General Security Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 4, 2015 (Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

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