Form 10-Q
period 2015-09-30
Triangle Capital CORP
filed 2015-11-04
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on November 4, 2015 was 33,321,349.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $729,080,697 and $717,233,688 at September 30, 2015 and December 31, 2014, respectively)	$712,063,003	$693,312,886
Affiliate investments (cost of $218,351,766 and $175,182,171 at September 30, 2015 and December 31, 2014, respectively)	230,108,814	178,935,236
Control investments (cost of $37,368,113 and $29,636,763 at September 30, 2015 and December 31, 2014, respectively)	25,927,233	14,975,000
Total investments at fair value	968,099,050	887,223,122
Cash and cash equivalents	53,034,307	78,759,026
Interest and fees receivable	5,585,320	7,409,105
Prepaid expenses and other current assets	977,569	438,861
Deferred financing fees	3,672,028	1,230,577
Property and equipment, net	119,236	108,753
Total assets	$1,031,487,510	$975,169,444
Liabilities:
Accounts payable and accrued liabilities	$5,297,604	$7,144,673
Interest payable	1,266,454	3,365,237
Taxes payable	54,152	2,506,031
Deferred income taxes	6,050,113	3,363,669
Borrowings under credit facility	120,677,107	62,619,883
Notes	161,995,214	145,646,224
SBA-guaranteed debentures payable	220,413,189	219,697,098
Total liabilities	515,753,833	444,342,815
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 33,321,349 and 32,950,288 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	33,321	32,950
Additional paid-in capital	547,444,138	542,119,994
Investment income in excess of distributions	13,665,361	12,926,514
Accumulated realized gains (losses)	(26,075,919)	12,464,699
Net unrealized depreciation	(19,333,224)	(36,717,528)
Total net assets	515,733,677	530,826,629
Total liabilities and net assets	$1,031,487,510	$975,169,444
Net asset value per share	$15.48	$16.11

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$18,051,486	$16,415,831	$51,993,071	$46,126,230
Affiliate investments	4,294,512	2,293,761	12,685,241	6,858,273
Control investments	248,609	39,742	298,090	127,085
Total interest income	22,594,607	18,749,334	64,976,402	53,111,588
Dividend income:
Non-Control / Non-Affiliate investments	259,431	3,159	1,893,825	1,054,775
Affiliate investments	323,291	967,016	860,913	2,115,086
Total dividend income	582,722	970,175	2,754,738	3,169,861
Fee and other income:
Non-Control / Non-Affiliate investments	3,308,427	1,063,278	7,380,865	4,101,596
Affiliate investments	337,343	175,421	2,334,396	839,222
Control investments	100,000	100,000	300,000	801,852
Total fee and other income	3,745,770	1,338,699	10,015,261	5,742,670
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,735,701	3,087,464	8,077,552	9,489,524
Affiliate investments	1,126,244	668,201	3,445,253	2,135,374
Control investments	—	—	—	12,071
Total payment-in-kind interest income	3,861,945	3,755,665	11,522,805	11,636,969
Interest income from cash and cash equivalents	58,401	61,897	178,713	193,393
Total investment income	30,843,445	24,875,770	89,447,919	73,854,481
Operating expenses:
Interest and other financing fees	6,561,298	5,292,967	20,319,093	15,591,022
General and administrative expenses	5,764,151	4,166,165	16,675,066	14,345,132
Total operating expenses	12,325,449	9,459,132	36,994,159	29,936,154
Net investment income	18,517,996	15,416,638	52,453,760	43,918,327
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	2,331,742	5,231,548	8,746,844	16,966,024
Affiliate investments	(503,907)	(200,000)	(237,399)	28,252
Control investments	(18,323,508)	—	(38,807,152)	(208,553)
Net realized gains (losses)	(16,495,673)	5,031,548	(30,297,707)	16,785,723
Net unrealized appreciation (depreciation):
Investments	14,375,221	(29,639,438)	15,441,528	(32,310,388)
Foreign currency borrowings	1,081,391	501,364	1,942,776	466,630
Net unrealized appreciation (depreciation)	15,456,612	(29,138,074)	17,384,304	(31,843,758)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	(1,039,061)	(24,106,526)	(12,913,403)	(15,058,035)
Loss on extinguishment of debt	—	—	(1,394,017)	—
Benefit (Provision) for taxes	393,437	(122,439)	255,562	(975,782)
Net increase (decrease) in net assets resulting from operations	$17,872,372	$(8,812,327)	$38,401,902	$27,884,510
Net investment income per share—basic and diluted	$0.56	$0.51	$1.58	$1.53
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.54	$(0.29)	$1.16	$0.97
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.54	$0.54	$1.62	$1.62
Supplemental dividends/distributions	0.05	0.05	0.15	0.35
Total dividends/distributions per share	$0.59	$0.59	$1.77	$1.97
Weighted average shares outstanding—basic and diluted	33,274,586	30,412,036	33,203,414	28,718,753

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation(Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2013	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
Net investment income	—	—	—	43,918,327	—	—	43,918,327
Stock-based compensation	—	—	4,334,437	—	—	—	4,334,437
Realized gain (loss) on investments	—	—	—	—	16,785,723	(15,977,182)	808,541
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(15,866,576)	(15,866,576)
Provision for taxes	—	—	—	(975,782)	—	—	(975,782)
Dividends / distributions	80,002	80	2,119,268	(38,269,538)	(19,624,657)	—	(55,774,847)
Public offering of common stock	4,945,000	4,945	127,816,432	—	—	—	127,821,377
Issuance of restricted stock	282,630	282	(282)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(98,768)	(98)	(2,607,933)	—	—	—	(2,608,031)
Balance, September 30, 2014	32,906,347	$32,906	$540,704,815	$13,283,742	$17,826,437	$(24,398,324)	$547,449,576

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2014	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
Net investment income	—	—	—	52,453,760	—	—	52,453,760
Stock-based compensation	—	—	5,200,761	—	—	—	5,200,761
Realized gain (loss) on investments	—	—	—	—	(30,297,707)	29,641,715	(655,992)
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(12,257,411)	(12,257,411)
Loss on extinguishment of debt	—	—	—	(1,394,017)	—	—	(1,394,017)
Tax benefit	—	—	—	255,562	—	—	255,562
Dividends / distributions	125,298	125	2,676,308	(50,576,458)	(8,242,911)	—	(56,142,936)
Expenses related to public offering of common stock	—	—	(54,967)	—	—	—	(54,967)
Issuance of restricted stock	360,840	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(115,077)	(115)	(2,497,597)	—	—	—	(2,497,712)
Balance, September 30, 2015	33,321,349	$33,321	$547,444,138	$13,665,361	$(26,075,919)	$(19,333,224)	$515,733,677

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$38,401,902	$27,884,510
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(352,445,028)	(345,617,501)
Repayments received/sales of portfolio investments	261,002,599	154,891,195
Loan origination and other fees received	5,741,331	5,669,609
Net realized loss (gain) on investments	30,297,707	(16,785,723)
Net unrealized depreciation (appreciation) on investments	(18,127,974)	32,073,570
Net unrealized appreciation on foreign currency borrowings	(1,942,776)	(466,630)
Deferred income taxes	2,686,444	236,818
Payment-in-kind interest accrued, net of payments received	(2,084,305)	(3,965,352)
Amortization of deferred financing fees	1,636,224	1,225,815
Loss on extinguishment of debt	1,394,017	—
Accretion of loan origination and other fees	(4,897,834)	(2,705,077)
Accretion of loan discounts	(362,424)	(809,647)
Accretion of discount on SBA-guaranteed debentures payable	140,185	137,257
Depreciation expense	44,552	33,412
Stock-based compensation	5,200,761	4,334,437
Changes in operating assets and liabilities:
Interest and fees receivable	1,823,785	764,525
Prepaid expenses and other current assets	(538,708)	187,748
Accounts payable and accrued liabilities	(1,847,069)	(3,693,239)
Interest payable	(2,098,783)	(1,927,801)
Taxes payable	(2,451,879)	(636,511)
Net cash used in operating activities	(38,427,273)	(149,168,585)
Cash flows from investing activities:
Purchases of property and equipment	(55,035)	(70,644)
Net cash used in investing activities	(55,035)	(70,644)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	—	31,310,000
Borrowings under credit facility	174,000,000	20,000,000
Repayments of credit facility	(114,000,000)	(20,000,000)
Proceeds from notes	83,372,640	—
Redemption of notes	(69,000,000)	—
Financing fees paid	(2,919,436)	(801,475)
Net proceeds (expenses) related to public offering of common stock	(54,967)	127,821,377
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,497,712)	(2,608,031)
Cash dividends/distributions paid	(56,142,936)	(55,774,847)
Net cash provided by financing activities	12,757,589	99,947,024
Net decrease in cash and cash equivalents	(25,724,719)	(49,292,205)
Cash and cash equivalents, beginning of period	78,759,026	133,304,346
Cash and cash equivalents, end of period	$53,034,307	$84,012,141
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,798,265	$15,625,243
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$2,676,433	$2,119,348

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	$13,552,150	$13,552,150
		Class A Units (1,500,000 units)		1,500,000	1,500,000
			13,819,514	15,052,150	15,052,150

ADCS Clinics, LLC (1%)*	Operator of Dermatology Clinics	Subordinated Note (11% Cash, 2% PIK, Due 05/20)	7,504,167	7,354,167	7,354,167
			7,504,167	7,354,167	7,354,167

Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	13,039,493	12,872,545	12,872,545
		Common Units (1,250 units)		1,250,000	2,505,000
			13,039,493	14,122,545	15,377,545

AGM Automotive, LLC (0%)*	Auto Industry Interior Components Supplier	Class A Units (1,500,000 units)		630,134	1,473,000
				630,134	1,473,000

All Metals Holding, LLC (1%)*	Steel Processor & Distributor	Subordinated Note (10.5% Cash, Due 12/19)	5,000,000	4,877,016	4,877,016
		Units (34,732 units)		122,000	122,000
			5,000,000	4,999,016	4,999,016

All Metro Health Care Services, Inc. (3%)*	Home Care Service Provider	Subordinated Note (10% Cash, 2% PIK, Due 03/20)	17,350,000	16,982,515	16,982,515
			17,350,000	16,982,515	16,982,515

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Notes (10% Cash, 2% PIK, Due 06/19)	23,351,194	23,079,384	23,079,384
		Class A Units (2,129,032 units)		2,129,032	1,803,000
			23,351,194	25,208,416	24,882,384

Audio and Video Labs Holdings, Inc. (2%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Notes (12% Cash, 2% PIK, Due 06/18)	10,454,503	10,334,742	10,334,742
		Common Stock (138 shares)		1,300,000	1,628,000
			10,454,503	11,634,742	11,962,742

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,003,111	3,923,111	3,923,111
			4,003,111	3,923,111	3,923,111

Baker Hill Acquisition, LLC (3%)*	Loan Origination Software Solutions Provider	Subordinated Notes (11.5% Cash, Due 03/21)	13,500,000	13,297,500	13,297,500
		Limited Partner Interest		1,498,500	1,498,500
			13,500,000	14,796,000	14,796,000

BFN Operations LLC (1%)*	Wholesale Grower and Distributor of Shrubs, Trees and Plants	First-Out Subordinated Note (3% Cash, 14% PIK, Due 06/18)(5)	14,933,132	14,162,530	6,500,000
		Last-Out Subordinated Note (17% PIK, Due 06/18)(6)	2,018,722	1,957,027	—
			16,951,854	16,119,557	6,500,000

Cafe Enterprises, Inc. (3%)*	Restaurant	Subordinated Note (12% Cash, 1% PIK, Due 09/19)	12,344,925	12,155,762	12,155,762
		Series C Preferred Stock (10,000 shares)		1,000,000	1,292,000
			12,344,925	13,155,762	13,447,762

Capital Contractors, Inc. (1%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 12/16)	9,843,542	9,634,265	7,056,000
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,126,265	7,056,000

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	688,000
				119,735	688,000

Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	18,040,250	17,680,250	17,680,250
		Common Shares (1,000 shares)		1,000,000	1,000,000
			18,040,250	18,680,250	18,680,250

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	9,999,618	9,960,588	9,960,588
		Class A Units (22,561 units)		906,604	1,922,000
			9,999,618	10,867,192	11,882,588

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Community Intervention Services, Inc. (3%)*	Provider of Behavioral Health Services	Subordinated Note (10% Cash, 3% PIK, Due 01/21)	$15,448,572	$15,149,060	$15,149,060
			15,448,572	15,149,060	15,149,060

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,336,775	15,336,775
		Preferred Stock (703 shares)		554,458	694,000
		Common Stock (1,000,000 shares)		100,000	253,000
			15,505,583	15,991,233	16,283,775

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (10% Cash, 4% PIK Due 04/16)	10,569,647	10,567,371	10,567,371
		Warrant (263 shares)		276,100	—
			10,569,647	10,843,471	10,567,371

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CWS Acquisition Corp. (0%)*	Manufacturer of Custom Windows and Sliding Doors	1,500,000 Class A Units		1,500,000	1,500,000
				1,500,000	1,500,000

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 12/18)	7,237,000	7,127,430	7,127,430
		Common Units (45,492 units)		500,000	1,532,000
			7,237,000	7,627,430	8,659,430

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	980,000
				1,000,000	980,000

DialogDirect, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	24,342,236	24,135,213	24,135,213
			24,342,236	24,135,213	24,135,213

DLC Acquisition, LLC (4%)*	Staffing Firm	Senior Notes (10% Cash, Due 07/19)	22,214,062	21,839,281	21,839,281
			22,214,062	21,839,281	21,839,281

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,345,535	7,255,130	7,255,130
		Series A Units (600,000 units)		600,000	440,000
			7,345,535	7,855,130	7,695,130

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)(6)	7,716,934	7,622,202	7,337,000
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	—
			7,716,934	9,401,890	7,337,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	481,000
				285,000	481,000

FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (4.8% Cash, Due 09/16)	1,048,907	1,048,907	752,000
		Senior Note (7.8% Cash, 2% PIK, Due 09/16)(5)	1,238,463	1,207,439	—
			2,287,370	2,256,346	752,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,956,475	7,841,182	7,956,475
		Common Units (1,000,000 units)		914,835	1,982,000
			7,956,475	8,756,017	9,938,475

FrontStream Holdings, LLC (3%)*	Payment and Donation Management Product Service Provider	Subordinated Note (12.5% Cash, Due 12/20)	13,375,000	13,227,648	13,227,648
		Series C-2 Preferred Shares (500 shares)		500,000	500,000
			13,375,000	13,727,648	13,727,648

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 07/18)	8,462,629	8,385,853	6,476,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,135,853	6,476,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17)	$13,000,183	$13,000,183	$12,477,000
			13,000,183	13,000,183	12,477,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	73,000
				500,000	73,000

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,551,785	22,167,982	22,167,982
			22,551,785	22,167,982	22,167,982

Hatch Chile Co., LLC (0%)*	Food Products Distributor	Unit Purchase Warrant (7,817 units)		295,800	1,423,000
				295,800	1,423,000

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		906,719	819,000
				906,719	819,000

HTC Borrower, LLC (5%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	25,431,354	25,082,665	25,082,665
			25,431,354	25,082,665	25,082,665

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Notes (10% Cash, 5.5% PIK, Due 12/16)	9,510,790	9,481,017	8,925,000
		Membership Interest Purchase Warrant (3%)		853,500	—
			9,510,790	10,334,517	8,925,000

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	15,002,718	14,842,093	14,842,093
		Class A Common Units (1,268 units)		118,110	345,000
		Class A Preferred Units (132 units)		131,890	152,000
			15,002,718	15,092,093	15,339,093

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,542,000
		Common Units (30,000 units)		30,000	2,975,000
				1,500,000	5,517,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,516,533	6,516,533
		Membership Units (1,216,204 units)		1,176,957	1,099,000
			6,545,455	7,693,490	7,615,533

Micross Solutions LLC (5%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	23,521,181	23,362,602	23,362,602
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,414,000
			23,521,181	25,382,295	24,776,602

Motor Vehicle Software Corporation (4%)*	Provider of EVR Services	Subordinated Note (10% Cash, 1% PIK, Due 03/21)	20,015,000	19,615,000	19,615,000
			20,015,000	19,615,000	19,615,000

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,791,000
				2,000,000	1,791,000

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		542,013	851,000
				542,013	851,000

Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.25% PIK, Due 07/21)	20,288,445	19,922,607	19,922,607
		Limited Partnership Interest		2,264,587	2,264,587
			20,288,445	22,187,194	22,187,194

On Event Services, LLC (4%)*	Equipment Rentals	Subordinated Notes (10% Cash, 2% PIK, Due 06/20)	21,730,709	20,997,842	20,997,842
		Warrant to Purchase Units (5.4%)		1,252,000	1,859,000
		Option to Acquire Warrants		—	379,000
			21,730,709	22,249,842	23,235,842

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	22,885,000	22,479,113	22,479,113
		Class A Preferred Units (15,000 units)		1,500,000	1,680,000
		Class A Common Units (15,000 units)		—	323,000
			22,885,000	23,979,113	24,482,113

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Performance Health & Wellness Holdings, Inc. (1%)*	Rehabilitation and Wellness Products	Class A Limited Partnership Units (15,000 units)		$1,500,000	$2,622,000
				1,500,000	2,622,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	$8,439,133	6,627,482	2,714,000
		Common Unit Purchase Warrants		590,200	—
			8,439,133	7,217,682	2,714,000

Radiant Logistics, Inc. (3%)*	Freight Logistics	Subordinated Note (12% Cash, Due 04/21)	15,000,000	14,717,690	14,717,690
			15,000,000	14,717,690	14,717,690

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (2%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	6,645,987	6,513,487	6,513,487
		Series A Preferred Units (39 units)		3,654,253	3,654,253
			6,645,987	10,167,740	10,167,740

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		745,539	704,000
				745,539	704,000

Specialized Desanders, Inc. (3%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,906,543	12,473,609
		Class C Capital Units (2,000,000 units)		1,937,421	4,353,000
			16,110,043	17,843,964	16,826,609

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,336,858	10,165,632	10,165,632
		Limited Partner Interest		999,000	1,202,000
			10,336,858	11,164,632	11,367,632

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	14,458,808	14,207,575	14,207,575
		Limited Partnership Units (500,000 units)		500,000	500,000
			14,458,808	14,707,575	14,707,575

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,377,192	14,137,476	14,137,476
		Class A Units (1,400,000 units)		1,400,000	1,669,000
			14,377,192	15,537,476	15,806,476

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,788,000
				638,260	2,788,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	2,120,000
				333,994	2,120,000

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,562,248	12,157,036	8,964,000
		Class A Common Stock (177,935 shares)		1,999,989	—
		Class A-1 Common Stock (18,818 shares)		137,324	—
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	—
			12,562,248	15,132,466	8,964,000

Water Pik, Inc. (7%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	34,815,789	34,346,512	34,346,512
			34,815,789	34,346,512	34,346,512

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	9,500,000	9,320,090	9,320,090
		Class A Units (2,000 units)		2,000,000	3,111,000
			9,500,000	11,320,090	12,431,090

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		$3,000,000	$1,920,000
				3,000,000	1,920,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Note (9% Cash, Due 08/20)	$19,500,000	18,950,000	18,950,000
		Limited Partner Interest		3,496,500	3,496,500
			19,500,000	22,446,500	22,446,500

Subtotal Non–Control / Non–Affiliate Investments			679,891,892	729,080,697	712,063,003

Affiliate Investments:
All Aboard America! Holdings Inc. (4%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	14,969,674	14,822,564	14,822,564
		Membership Units in LLC		2,300,782	6,347,000
			14,969,674	17,123,346	21,169,564

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/17)	7,193,152	7,137,502	7,137,502
		Membership Units (8,364 units)		620,653	3,128,000
			7,193,152	7,758,155	10,265,502

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 5.8% PIK, Due 11/15)	8,303,734	8,303,734	8,303,734
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)	666,331	666,331	666,331
		Membership Units (1,000,000 units)		8,203	1,165,000
		Options to Purchase Membership Units (342,407 units)		500,000	330,000
		Membership Unit Warrants (356,506 units)		—	174,000
			8,970,065	9,478,268	10,639,065

Captek Softgel International, Inc. (4%)*	Nutraceutical Manufacturer	Subordinated Note (9.5% Cash, Due 02/20)	16,872,635	16,734,992	16,734,992
		Class A Units (80,000 units)		737,468	1,764,000
			16,872,635	17,472,460	18,498,992

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	11,224,575	11,192,517	11,192,517
		Common Stock (84 shares)		502,320	188,000
			11,224,575	11,694,837	11,380,517

Consolidated Lumber Company LLC (4%)*	Lumber Yard Operator	Senior Note (10% Cash, 2% PIK, Due 09/20)	22,036,667	21,596,667	21,596,667
		Class A Units (15,000 units)		1,500,000	1,500,000
			22,036,667	23,096,667	23,096,667

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,559,220	3,516,755	3,516,755
		Class A Membership Interest (17,308 units)		1,107,692	1,037,000
			3,559,220	4,624,447	4,553,755

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	331,000
				1,000,000	331,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,585,680	9,487,295	9,487,295
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (8,615 units)		200,000	200,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,585,680	15,687,295	15,915,009

Halcyon Healthcare, LLC (3%)*	Provider of Hospice Services	Subordinated Note (10% Cash, Due 10/19)	11,500,000	11,306,592	11,500,000
		Preferred Interests (2,000,000 interests)		2,000,000	2,258,000
			11,500,000	13,306,592	13,758,000

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 08/19)	774,457	768,533	768,533
		Preferred Units (233 units)		211,867	358,000
		Common B Units (3,000 units)		23,140	1,746,000
		Common A Units (1,652 units)		14,993	961,000
			774,457	1,018,533	3,833,533

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (7%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$20,618,988	$20,206,425	$20,206,425
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,159,268	4,015,632	4,015,632
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	8,315,000
		Common Stock (1,668,691 shares)		333,738	3,738,000
			24,778,256	32,177,443	36,275,057

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,871,754	19,579,249	19,579,249
		Series A Preferred Stock (5,344 shares)		5,343,953	1,249,000
		Class A Common Stock (107,416 shares)		26,854	—
			19,871,754	24,950,056	20,828,249

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (1,308 shares)		23,162	16,400
				23,162	16,400

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (28 units)		5,500,000	5,500,000
				5,500,000	5,500,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 03/17)	11,109,562	11,109,562	11,109,562
		Common Units (50 units)		500,000	783,000
			11,109,562	11,609,562	11,892,562

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,860,884	9,660,585	9,660,585
		Preferred Units (1,685,357 units)		1,685,357	1,685,357
			9,860,884	11,345,942	11,345,942

UCS Super HoldCo LLC (0%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	375,000
		Participation Interest		2,000,000	—
				3,000,000	375,000

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Shares (90,000 shares)		900,000	684,000
		Common Shares (10,000 shares)		100,000	—
				1,000,000	684,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	743,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	743,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	9,007,000
				—	9,007,000

Subtotal Affiliate Investments			172,306,581	218,351,766	230,108,814

Control Investments:
CRS Reprocessing, LLC (3%)*	Fluid Reprocessing Services	Senior Notes (3.7% Cash, Due 06/16)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (10.5% Cash, Due 06/16)	3,192,464	3,192,464	3,192,464
		Series F Preferred Units (705,321 units)		9,134,807	8,725,000
		Common Units (15,174 units)		—	—
			6,135,233	15,270,040	14,860,233

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17)(6)	6,684,522	6,178,633	3,367,000
		Jr. Subordinated Note (15% PIK, Due 09/17)(6)	2,019,214	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			8,703,736	9,378,633	3,367,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 09/15)(6)	$551,142	$375,000	$375,000
		Subordinated Note (8.5% Cash, Due 09/15)(6)	4,403,594	3,000,000	342,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,954,736	4,491,440	717,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	6,983,000
				8,228,000	6,983,000

Subtotal Control Investments			19,793,705	37,368,113	25,927,233

Total Investments, September 30, 2015 (188%)*			$871,992,178	$984,800,576	$968,099,050

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,892,286	$12,699,948	$12,699,948
		Common Units (1,250 units)		1,250,000	2,253,000
			12,892,286	13,949,948	14,952,948

AGM Automotive, LLC (5%)*	Auto Industry Interior Components Supplier	Subordinated Note (10% Cash, 3% PIK, Due 07/19)	25,583,924	25,139,063	25,139,063
		Class A Units (1,500,000 units)		1,500,000	2,858,000
			25,583,924	26,639,063	27,997,063

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Notes (10% Cash, 2% PIK, Due 06/19)	23,000,000	22,679,661	22,679,661
		Class A Units (2,129,032 units)		2,129,032	2,367,000
			23,000,000	24,808,693	25,046,661

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,102,000
				516,867	1,102,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Notes (12% Cash, 2% PIK, Due 06/18)	13,540,605	13,356,317	13,356,317
		Common Stock (138 shares)		1,300,000	1,653,000
			13,540,605	14,656,317	15,009,317

BFN Operations LLC (3%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 03/16)	18,274,695	17,996,182	15,768,000
			18,274,695	17,996,182	15,768,000

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	240,000
				237,301	240,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,189,999	11,974,291	11,974,291
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,189,999	12,974,291	12,974,291

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15) (5)	9,761,380	9,543,757	6,648,000
		Common Stock Warrants (20 shares)		492,000	—
			9,761,380	10,035,757	6,648,000

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	411,000
				119,735	411,000

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	10,000,000	9,956,076	9,956,076
		Class A Units (22,561 units)		906,604	2,163,000
			10,000,000	10,862,680	12,119,076

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,299,494	15,299,494
		Preferred Stock (703 shares)		554,458	547,000
		Common Stock (1,000,000 shares)		100,000	—
			15,505,583	15,953,952	15,846,494

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (9% Cash, 5% PIK Due 04/15)	10,258,619	10,249,950	10,249,950
		Warrant (263 shares)		276,100	119,000
			10,258,619	10,526,050	10,368,950

CP Power Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Senior Note (3.7% cash, Due 06/15)	1,140,000	1,140,000	1,140,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,057,486	13,206,015	6,974,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,217,209	12,705,812	3,755,000
		Series C Preferred Units (30 units)		288,342	—
		Common Unit Warrant (1,406 units)		1,759,556	—
		Series D Preferred Units (16 units)		107,074	—
		Series E Preferred Units (5 units)		31,651	—
			29,414,695	29,238,450	11,869,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Acquisition Corp. (3%)*	Manufacturer of Custom Windows and Sliding Doors	Subordinated Note (11% Cash, 2% PIK, Due 01/20)	$16,238,028	$15,975,521	$15,975,521
		1,500,000 Class A Units		1,500,000	1,500,000
			16,238,028	17,475,521	17,475,521

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 12/18)	8,000,000	7,867,746	7,867,746
		Common Units (45,492 units)		500,000	669,000
			8,000,000	8,367,746	8,536,746

Data Source, Inc. (1%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	4,865,035	4,758,855	4,758,855
		Common Units (47,503 units)		1,000,000	986,000
			4,865,035	5,758,855	5,744,855

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17) (5)	6,518,211	6,166,804	3,260,000
		Series A Preferred Equity (500 shares)		500,000	—
			6,518,211	6,666,804	3,260,000

DialogDirect, Inc. (4%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	24,067,084	23,835,050	23,835,050
			24,067,084	23,835,050	23,835,050

DLC Acquisition, LLC (4%)*	Staffing Firm	Senior Note (10% Cash, Due 07/19)	21,750,000	21,315,528	21,315,528
			21,750,000	21,315,528	21,315,528

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,236,264	7,127,844	7,127,844
		Series A Units (600,000 units)		600,000	336,000
			7,236,264	7,727,844	7,463,844

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,376,429	7,262,454	5,578,000
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	—
			7,376,429	9,042,142	5,578,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	487,000
				285,000	487,000

FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (4.7% Cash, Due 09/16)	1,196,615	1,196,615	1,002,000
		Senior Note (7.8% Cash, 2% PIK, Due 09/16) (5)	1,219,837	1,207,439	—
			2,416,452	2,404,054	1,002,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,917,430	7,784,193	7,784,193
		Common Units (1,000,000 units)		1,000,000	1,125,000
			7,917,430	8,784,193	8,909,193

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (12% Cash, 2% PIK, Due 08/18)	11,561,375	11,388,555	11,388,555
			11,561,375	11,388,555	11,388,555

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,368,102	4,200,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
			8,462,629	8,618,102	4,200,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17)	12,613,686	12,613,686	10,127,000
			12,613,686	12,613,686	10,127,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gilchrist & Soames, Inc. (7%)*	Manufacturer of Personal Care Products	Subordinated Debt (10% Cash, 1.5% PIK, Due 11/19)	$35,064,167	$34,539,167	$34,539,167
			35,064,167	34,539,167	34,539,167

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,213,179	21,794,748	21,794,748
			22,213,179	21,794,748	21,794,748

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Subordinated Note (19% Cash, Due 11/18)	2,953,125	2,936,635	2,936,635
		Subordinated Note (14% Cash, Due 11/18)	3,234,375	3,043,787	3,043,787
		Unit Purchase Warrant (7,817 units)		295,800	506,000
			6,187,500	6,276,222	6,486,422

Hickman's Egg Ranch, Inc. (3%)*	Egg Producer	Subordinated Note (12% Cash, Due 06/19)	15,049,229	14,771,894	14,771,894
			15,049,229	14,771,894	14,771,894

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	Limited Partnership Interest		705,243	796,000
				705,243	796,000

Huron, Inc. (3%)*	Parts Supplier to Automotive Industry	Subordinated Note (10% Cash, 3% PIK, Due 08/18)	13,750,964	13,689,208	13,689,208
			13,750,964	13,689,208	13,689,208

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,421,569	10,184,728	11,422,000
		Common Stock Purchase Warrant (487,877 shares)		2,411,000	2,525,000
			11,421,569	12,595,728	13,947,000

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Notes (13% Cash, 2.5% PIK, Due 12/16)	8,604,721	8,470,664	8,470,664
		Membership Interest Purchase Warrant (3%)		853,500	760,000
			8,604,721	9,324,164	9,230,664

IOS Acquisitions, Inc. (4%)*	Inspections and Repair Services for Oil Industry	Subordinated Note (12% Cash, 3.3% PIK, Due 06/18)	20,205,519	19,931,514	19,931,514
		Common Units (7,314 Class A Units)		1,699,847	1,664,000
			20,205,519	21,631,361	21,595,514

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,777,458	14,591,250	14,591,250
		Class A Common Units (1,268 units)		118,110	155,000
		Class A Preferred Units (132 units)		131,890	171,000
			14,777,458	14,841,250	14,917,250

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		58,995	2,322,000
				58,995	2,322,000

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,297,000
		Common Units (30,000 units)		30,000	1,513,000
				1,500,000	3,810,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,474,409	6,474,409
		Membership Units (1,216,204 units)		1,176,957	1,465,000
			6,545,455	7,651,366	7,939,409

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	16,800,137	16,606,535	16,606,535
		Class A-2 Common Units (1,979,524 units)		2,019,693	2,019,693
			16,800,137	18,626,228	18,626,228

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	6,342,724	5,484,627	5,000,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			6,342,724	5,988,534	5,000,000

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,886,000
				2,000,000	1,886,000

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	Limited Partnership Interest		243,519	243,519
				243,519	243,519

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
On Event Services, LLC (2%)*	Equipment Rentals	Subordinated Note (10% Cash, 2% PIK, Due 01/19)	$9,946,213	$9,782,913	$9,782,913
			9,946,213	9,782,913	9,782,913

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Subordinated Note (10% Cash, Due 11/19)	22,942,500	22,495,703	22,495,703
		Class A Preferred Units (15,000 units)		1,500,000	1,500,000
		Class A Common Units (15,000 units)		—	—
			22,942,500	23,995,703	23,995,703
Performance Health & Wellness Holdings, Inc. (2%)*	Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	6,735,850	6,592,236	6,648,000
		Class A Limited Partnership Units (15,000 units)		1,500,000	3,304,000
			6,735,850	8,092,236	9,952,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	7,535,807	6,613,149	3,778,000
		Common Unit Purchase Warrants		590,200	—
			7,535,807	7,203,349	3,778,000

Sheplers, Inc. (2%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,645,362	8,645,362
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,625,067	4,590,571	4,590,571
			13,375,067	13,235,933	13,235,933

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		725,083	725,083
				725,083	725,083

Specialized Desanders, Inc. (4%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,874,586	14,384,427
		Class C Capital Units (2,000,000 units)		1,937,421	5,131,000
			16,110,043	17,812,007	19,515,427

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	1,787,000
				20,000	1,787,000

TACH Holdings, Inc. (f/k/a Trinity Consultants Holdings, Inc.) (3%)*	Air Quality Consulting Services	Subordinated Note (10% Cash, 3% PIK, Due 08/20)	15,174,201	15,050,945	15,050,945
		Series A1 Preferred Stock (10,000 units)		—	104,000
		Common Stock (50,000 units)		50,000	932,000
			15,174,201	15,100,945	16,086,945

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,105,217	9,912,146	9,912,146
		Limited Partner Interest		999,000	1,129,000
			10,105,217	10,911,146	11,041,146

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	15,042,126	14,753,871	14,753,871
		Limited Partnership Units (500,000 units)		500,000	500,000
			15,042,126	15,253,871	15,253,871

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,108,034	13,837,735	13,837,735
		Class A Units (1,400,000 units)		1,400,000	1,400,000
			14,108,034	15,237,735	15,237,735

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,928,000
				638,260	2,928,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	1,395,000
				333,994	1,395,000

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,870,825	12,288,416	12,288,416
		Class A Common Stock (177,935 shares)		1,999,989	861,000
		Class A-1 Common Stock (18,818 shares)		137,324	137,000
		Class A-1 Common Kicker Stock (14,114 shares)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	202,000
			12,870,825	15,263,846	13,488,416

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Shares (90,000 shares)		$900,000	$1,215,000
		Common Shares (10,000 shares)		100,000	—
				1,000,000	1,215,000

Water Pik, Inc. (2%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$8,315,789	8,014,819	8,014,819
			8,315,789	8,014,819	8,014,819

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	9,500,000	9,299,238	9,299,238
		Class A Units (2,000 units)		2,000,000	2,303,000
			9,500,000	11,299,238	11,602,238

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	2,084,000
				3,000,000	2,084,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,377,350	20,431,075	20,577,000
			20,377,350	20,431,075	20,577,000

Subtotal Non–Control / Non–Affiliate Investments			678,546,053	717,233,688	693,312,886

Affiliate Investments:
All Aboard America! Holdings Inc. (3%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	14,633,379	14,442,239	14,442,239
		Membership Units in LLC		2,185,492	2,207,492
			14,633,379	16,627,731	16,649,731

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/16)	7,084,969	7,069,614	7,069,614
		Membership Units (8,364 units)		620,653	936,000
			7,084,969	7,690,267	8,005,614

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		1,486	2,394
		Class B Units (496 units)		—	1,272
				1,486	3,666

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 4.8% PIK, Due 03/15)	7,990,174	7,990,172	7,990,172
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	656,310	656,310	656,310
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	204,000
		Membership Unit Warrants (356,506 units)		—	—
			8,646,484	9,154,685	8,850,482

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (9.5% Cash, Due 02/20)	16,872,635	16,715,906	16,715,906
		Class A Units (80,000 units)		737,468	1,719,000
			16,872,635	17,453,374	18,434,906

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	10,889,763	10,813,037	10,035,000
		Common Stock (84 shares)		502,320	40,000
			10,889,763	11,315,357	10,075,000

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,453,055	3,394,913	3,394,913
		Class A Membership Interest (17,308 units)		1,107,692	1,107,692
			3,453,055	4,502,605	4,502,605

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	324,000
				1,000,000	324,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	8,633,927	8,513,033	8,513,033
		Class A Redeemable Preferred Units (10.5% Cash) (189,744 units)		3,772,762	4,405,000
		Class B Redeemable Preferred Units (13,333 units)		309,524	1,537,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			8,633,927	14,227,319	14,455,033

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Halcyon Healthcare, LLC (3%)*	Provider of Hospice Services	Subordinated Note (11% Cash, Due 10/19)	$11,500,000	$11,278,779	$11,278,779
		Preferred Interests (2,000,000 interests)		2,000,000	2,000,000
			11,500,000	13,278,779	13,278,779

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	762,829	754,197	754,197
		Preferred Units (233 units)		211,867	333,000
		Common B Units (3,000 units)		23,140	1,108,000
		Common A Units (1,652 units)		14,993	610,000
			762,829	1,004,197	2,805,197

PCX Aerostructures, LLC (5%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,425,333	19,087,302	19,087,302
		Series A Preferred Stock (5,344 shares)		5,343,953	5,343,953
		Class A Common Stock (107,416 shares)		26,854	26,854
			19,425,333	24,458,109	24,458,109

Playhaven, LLC (4%)*	Mobile Game Advertising Network	Senior Note (9.5% Cash, 2.5% PIK, Due 09/19)	21,918,134	20,712,285	20,712,285
		Class A Common Units (999,999 units)		869,999	869,999
		Class C Common Units (1 unit)		5,001	5,001
			21,918,134	21,587,285	21,587,285

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 03/18)	10,697,064	10,670,076	10,670,076
		Common Units (50 units)		500,000	162,000
			10,697,064	11,170,076	10,832,076

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,972,212	9,742,396	9,742,396
		Preferred Units (1,685,357 units)		1,685,357	1,685,357
			9,972,212	11,427,753	11,427,753

UCS Super HoldCo LLC (1%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	1,000,000
		Participation Interest		2,000,000	2,000,000
				3,000,000	3,000,000

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (6)	320,365	234,545	225,000
			320,365	234,545	225,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,727,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,727,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,823,000
				—	7,823,000

Subtotal Affiliate Investments			144,810,149	175,182,171	178,935,236

Control Investments:

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	500,193	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	4,131,520	3,000,000	543,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,631,713	4,491,440	918,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
PartsNow!, LLC (1%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17) (6)	$12,545,858	$11,487,784	$6,233,000
		Preferred Membership Units (4,000,000 units)		4,000,000	—
		Common Member Units (1,500,000 units)		1,429,539	—
		Royalty Rights		—	—
			12,545,858	16,917,323	6,233,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	7,824,000
				8,228,000	7,824,000

Subtotal Control Investments			17,177,571	29,636,763	14,975,000

Total Investments, December 31, 2014 (167%)*			$840,533,773	$922,052,622	$887,223,122
*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2015:
Subordinated debt and 2nd lien notes	$724,087,758	73%	$690,915,297	72%
Senior debt and 1st lien notes	130,790,246	13	129,285,900	13
Equity shares	123,943,955	13	144,062,853	15
Equity warrants	5,978,617	1	3,835,000	—
Royalty rights	—	—	—	—
	$984,800,576	100%	$968,099,050	100%
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%

During the three months ended September 30, 2015, the Company made eleven new investments totaling approximately $157.9 million and investments in nine existing portfolio companies totaling approximately $31.3 million. During the nine months ended September 30, 2015, the Company made eighteen new investments totaling approximately $289.2 million and investments in fifteen existing portfolio companies totaling approximately $63.3 million.
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
The Valuation Firms provide third-party valuation consulting services to the Company which consist of certain procedures that the Company identified and requested the Valuation Firms to perform (hereinafter referred to as the “Procedures”). The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the Company’s stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
To estimate the enterprise value of the portfolio company, the Company primarily uses a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) or revenues. In addition, the Company considers other factors, including but not limited to (i) offers from third parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and (iv) when the Company believes there are comparable companies that are publicly traded, the Company performs a review of these publicly traded companies and the market multiple of their equity securities. For certain non-performing assets, the Company may utilize the liquidation or collateral value of the portfolio company's assets in its estimation of enterprise value.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at September 30, 2015 and December 31, 2014 are summarized as follows:

September 30, 2015:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$658,321,822	Income Approach	Required Rate of Return	8.3% – 30%	13.3%
			Leverage Ratio	1.1x – 14.0x	4.2x
			Adjusted EBITDA	$0.7 million – $74.6 million	$19.9 million
Subordinated debt and 2nd lien notes	$13,137,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 5.5x	4.6x
			Adjusted EBITDA	$1.0 million – $2.3 million	$1.9 million
Senior debt and 1st lien notes	$129,285,900	Income Approach	Required Rate of Return	3.7% – 17.0%	11.4%
			Leverage Ratio	0.0x – 14.0x	3.7x
			Adjusted EBITDA	$0.7 million – $8.6 million	$5.5 million
Equity shares and warrants	$145,639,853	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	7.0x
			Adjusted EBITDA	$1.0 million – $74.6 million	$12.7 million
			Revenue Multiple	2.1x – 4.0x	3.6x
			Revenues	$9.5 million – $82.4 million	$67.6 million

(1)	Certain investments with a total fair value of $21,714,475 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2014:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$599,378,024	Income Approach	Required Rate of Return	8.3% – 30.0%	14.0%
			Leverage Ratio	1.3x – 8.1x	4.2x
			Adjusted EBITDA	$1.5 million – $74.8 million	$18.3 million
Subordinated debt and 2nd lien notes	$29,000,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.5x – 6.0x	5.4x
			Adjusted EBITDA	$1.0 million –$7.5 million	$4.6 million
Senior debt and 1st lien notes	$115,252,247	Income Approach	Required Rate of Return	3.7% – 16.0%	12.1%
			Leverage Ratio	0.0x – 9.0x	3.2x
			Adjusted EBITDA	$1.5 million – $8.1 million	$5.4 million
Equity shares and warrants	$106,746,851	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	6.6x
			Adjusted EBITDA	$1.0 million – $74.8 million	$12.1 million
			Revenue Multiple	1.3x – 4.0x	3.4x
			Revenues	$9.6 million – $76.2 million	$62.7 million

(1)	Certain investments with a total fair value of $36,846,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

The following table presents the Company’s investment portfolio at fair value as of September 30, 2015 and December 31, 2014, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$690,915,297	$690,915,297
Senior debt and 1st lien notes	—	—	129,285,900	129,285,900
Equity shares	—	—	144,062,853	144,062,853
Equity warrants	—	—	3,835,000	3,835,000
Royalty rights	—	—	—	—
	$—	$—	$968,099,050	$968,099,050

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$660,377,024	$660,377,024
Senior debt and 1st lien notes	—	—	115,252,247	115,252,247
Equity shares	—	—	103,132,851	103,132,851
Equity warrants	—	—	8,461,000	8,461,000
Royalty rights	—	—	—	—
	$—	$—	$887,223,122	$887,223,122

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014:

Nine Months Ended September 30, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	267,008,061	48,946,253	35,238,714	1,252,000	—	352,445,028
Reclassifications	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(7,188,653)	(7,376,089)	—	(14,564,742)
Loan origination fees received	(4,751,331)	(990,000)	—	—	—	(5,741,331)
Principal repayments received	(210,917,936)	(35,519,921)	—	—	—	(246,437,857)
PIK interest earned	10,197,528	1,325,277	—	—	—	11,522,805
PIK interest payments received	(8,232,467)	(1,206,033)	—	—	—	(9,438,500)
Accretion of loan discounts	326,913	35,511	—	—	—	362,424
Accretion of deferred loan origination revenue	4,157,776	740,058	—	—	—	4,897,834
Realized gain (loss)	(28,793,224)	804,802	(5,198,522)	2,889,237	—	(30,297,707)
Unrealized gain (loss)	10,250,693	(102,294)	9,370,723	(1,391,148)	—	18,127,974
Fair value, end of period	$690,915,297	$129,285,900	$144,062,853	$3,835,000	$—	$968,099,050

Nine Months Ended September 30, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	249,439,728	72,074,626	23,471,147	632,000	—	345,617,501
Reclassifications	3,888,934	(13,816,934)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(18,158,696)	(11,622,546)	—	(29,781,242)
Loan origination fees received	(4,240,860)	(1,428,749)	—	—	—	(5,669,609)
Principal repayments received	(124,975,241)	(134,712)	—	—	—	(125,109,953)
PIK interest earned	10,716,532	920,437	—	—	—	11,636,969
PIK interest payments received	(7,671,617)	—	—	—	—	(7,671,617)
Accretion of loan discounts	809,647	—	—	—	—	809,647
Accretion of deferred loan origination revenue	2,596,790	108,287	—	—	—	2,705,077
Realized gains	(5,777,383)	—	12,403,928	10,159,178	—	16,785,723
Unrealized gain (loss)	(24,678,903)	(1,358,342)	6,643,910	(12,622,235)	(58,000)	(32,073,570)
Fair value, end of period	$614,575,202	$102,333,378	$116,010,535	$8,688,000	$15,000	$841,622,115

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized gains (losses) on investments of $1.0 million and $(3.4) million during the three and nine months ended September 30, 2015, respectively, were related to portfolio company investments that were still held by the Company as of September 30, 2015. Pre-tax net unrealized losses on investments of $27.4 million and $23.5 million during the three and nine months ended September 30, 2014, respectively were related to portfolio company investments that were still held by the Company as of September 30, 2014.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended September 30, 2015, the Company made investments of approximately $348.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2015, the Company made investments of $4.1 million in companies to which it was previously committed to provide such financing. During the nine months ended September 30, 2014, the Company made investments of approximately $344.9 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the nine months ended September 30, 2014, the Company made investments of $0.7 million in companies to which it was previously committed to provide such financing. The details of the Company’s investments have been disclosed on the Unaudited Consolidated Schedules of Investments.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both September 30, 2015 and December 31, 2014, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2015 and December 31, 2014, the Company’s largest single portfolio company investment represented approximately 3.7% and 3.9%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of September 30, 2015, $681.6 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility (the “Credit Facility”) and $349.9 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of both September 30, 2015 and December 31, 2014, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2015 and December 31, 2014 was approximately $987.1 million and $927.7 million, respectively.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

4. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2015 and December 31, 2014:

Issuance/Pooling Date	Maturity Date	Interest Rate as of September 30, 2015	September 30, 2015	December 31, 2014
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 14, 2010 (LMI Debenture)	March 1, 2016	2.508%	7,719,991	7,579,806
Less: Deferred financing fees			(4,506,802)	(5,082,708)
Total SBA-Guaranteed Debentures			$220,413,189	$219,697,098
Credit Facility:
May 4, 2015	May 3, 2020	3.007%	$120,677,107	$62,619,883
Total Credit Facility			$120,677,107	$62,619,883
Notes:
March 2, 2012	March 15, 2019	—	$—	$69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	—
Less: Deferred financing fees			(4,754,786)	(3,853,776)
Total Notes			$161,995,214	$145,646,224

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
Under the Small Business Investment Act of 1958 and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of September 30, 2015, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $225.0 million. As of September 30, 2015, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of September 30, 2015 and December 31, 2014 was 4.02% and 4.03%, respectively. As of both September 30, 2015 and December 31, 2014, all SBA-guaranteed debentures were pooled.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2015 and December 31, 2014, the carrying amounts of the SBA-guaranteed debentures was approximately $220.4 million and $219.7 million, respectively. As of September 30, 2015 and December 31, 2014, the fair values of the SBA-guaranteed debentures were $228.0 million and $230.4 million, respectively.
Credit Facility
In May 2015, the Company entered into the Credit Facility. The Credit Facility, which has an initial commitment of $300.0 million supported by 14 financial institutions and replaced the Company's $165.0 million senior secured credit facility entered into in June 2013 (the "Prior Facility"). The Credit Facility, which matures on May 3, 2020, allows the Company to borrow foreign currencies directly under the Credit Facility.
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
As of September 30, 2015, the Company had United States dollar borrowings of $108.0 million outstanding under the Credit Facility with an interest rate of 2.95% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.7 million in United States dollars) outstanding under the Credit Facility with an interest rate of 3.50%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2014, the Company had United States dollar borrowings of $48.0 million outstanding under the Prior Facility with an interest rate of 2.91% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($14.6 million United States dollars) outstanding under the Prior Facility with an interest rate of 4.03%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2015 and December 31, 2014, the fair values of the borrowings outstanding under the Credit Facility and Prior Facility, were $120.7 million and $62.6 million, respectively.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation,

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of September 30, 2015, the Company was in compliance with all covenants of the Credit Facility.
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
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of September 30, 2015 and December 31, 2014, the carrying amount of the December 2022 Notes was $78.4 million and $78.2 million, respectively. As of September 30, 2015 and December 31, 2014, the fair values of the December 2022 Notes were $80.6 million and $81.4 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of September 30, 2015, the carrying amount of the March 2022 Notes was $83.6 million. As of September 30, 2015, the fair value of the March 2022 Notes was $87.1 million. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. As of September 30, 2015, the Company was in compliance with all covenants of the Notes.

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
The following table presents information with respect to the Plan for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	662,965	$25.87	592,173	$23.80
Shares granted during the period	360,840	$21.82	282,630	$26.09
Shares vested during the period	(245,689)	$24.31	(211,838)	$21.78
Unvested shares, end of period	778,116	$24.10	662,965	$25.87

In the three and nine months ended September 30, 2015, the Company recognized equity-based compensation expense of approximately $1.8 million and $5.2 million, respectively. In the three and nine months ended September 30, 2014, the Company recognized equity-based compensation expense of approximately $1.5 million and $4.3 million, respectively. This expense is included in general and administrative expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of September 30, 2015, there was approximately $14.4 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.1 years.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

6. TRANSACTIONS WITH CONTROLLED COMPANIES
On January 9, 2014, the Company converted its debt investments in SRC Worldwide, Inc. into common stock. After giving effect to this conversion, the Company owned 100% of SRC Worldwide, Inc.'s outstanding common stock. During both the three months ended September 30, 2015 and September 30, 2014, the Company received management and other fees from SRC Worldwide, Inc. totaling $100,000. During both the nine months ended September 30, 2015 and September 30, 2014, the Company received management and other fees from SRC Worldwide, Inc. totaling $300,000. These fees were recognized as fee income in the Company's Consolidated Statements of Operations.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Delayed Draw Term Loans	$22,675,000	$9,176,020
Equity Investments in Portfolio Companies	13,400,000	285,715
Private Equity Investments	4,165,593	4,758,882
Revolvers	5,835,412	10,000,000
Total Unused Commitments	$46,076,005	$24,220,617
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Per share data:
Net asset value at beginning of period	$16.11	$16.10
Net investment income(1)	1.58	1.53
Net realized gain (loss) on investments(1)	(0.91)	0.58
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	0.52	(1.11)
Total increase from investment operations(1)	1.19	1.00
Dividends paid to stockholders from net investment income	(1.52)	(1.33)
Dividends paid to stockholders from realized gains	(0.25)	(0.64)
Total dividends paid	(1.77)	(1.97)
Shares issued pursuant to Dividend Reinvestment Plan	0.03	0.03
Common stock offering	—	1.49
Stock-based compensation	(0.04)	(0.06)
Loss on extinguishment of debt(1)	(0.04)	—
Benefit (provision) for taxes(1)	0.01	(0.03)
Other(2)	(0.01)	0.08
Net asset value at end of period	$15.48	$16.64
Market value at end of period(3)	$16.48	$25.32
Shares outstanding at end of period	33,321,349	32,906,347
Net assets at end of period	$515,733,677	$547,449,576
Average net assets	$526,287,968	$460,858,389
Ratio of total expenses, including provision for taxes and loss on extinguishment of debt, to average net assets (annualized)	9.66%	8.94%
Ratio of net investment income to average net assets (annualized)	13.29%	12.71%
Portfolio turnover ratio	29.37%	22.10%
Total return(4)	(10.05)%	(1.30)%
Supplemental Data:
Efficiency ratio(5)	18.64%	19.42%

(1)	Weighted average basic per share data.

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

9. SUBSEQUENT EVENTS
In October 2015, the Company invested $16.5 million in debt and equity securities of California Products Corporation. Under the terms of the investments, the debt securities bear interest at a weighted-average rate of 11.0%.

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Nine Months Ended September 30, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	September 30, 2015 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (3.7% Cash)	$44,676	$—	$2,942,769	$—	$2,942,769
	Split Collateral Term Loans (10.5% Cash)	118,253	—	3,192,464	—	3,192,464
	Series F Preferred Units (705,321 units)	—	—	8,725,000	—	8,725,000
	Common Units (15,174 units)	—	—	—	—	—
		162,929	—	14,860,233	—	14,860,233

DCWV Acquisition Corporation	Subordinated Note (12% Cash, 3% PIK)	135,161	—	3,958,000	591,000	3,367,000
	Jr. Subordinated Note (15% PIK)	—	—	2,000,000	2,000,000	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—
	100% Common Shares	—	—	—	—	—
		135,161	—	5,958,000	2,591,000	3,367,000

Gerli & Company	Subordinated Note (13% Cash)	—	375,000	—	—	375,000
	Subordinated Note (8.5% Cash)	—	543,000	—	201,000	342,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	918,000	—	201,000	717,000

PartsNow!, LLC	Subordinated Note (15% PIK)	—	6,233,000	—	6,233,000	—
	Preferred Membership Units (5,650,000 units)	—	—	1,650,000	1,650,000	—
	Common Member Units (1,500,000 units)	—	—	—	—	—
	Royalty Rights	—	—	—	—	—
		—	6,233,000	1,650,000	7,883,000	—

SRC, Inc.	Common Stock (5,000 shares)	300,000	7,824,000	—	841,000	6,983,000
		300,000	7,824,000	—	841,000	6,983,000

Total Control Investments		598,090	14,975,000	22,468,233	11,516,000	25,927,233

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	1,784,254	14,442,239	380,325	—	14,822,564
	Membership Units in LLC	—	2,207,492	4,139,508	—	6,347,000
		1,784,254	16,649,731	4,519,833	—	21,169,564

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 2% PIK)	816,619	7,069,614	167,525	99,637	7,137,502
	Membership Units (8,364 units)	—	936,000	2,192,000	—	3,128,000
		816,619	8,005,614	2,359,525	99,637	10,265,502

AP Services, Inc.	Class A Units (933 units)	—	2,394	27,702	30,096	—
	Class B Units (496 units)	—	1,272	—	1,272	—
		—	3,666	27,702	31,368	—

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Nine Months Ended September 30, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	September 30, 2015 Value
Asset Point, LLC	Senior Note (11.3% Cash, 4.8% PIK)	$1,006,438	$7,990,172	$313,562	$—	$8,303,734
	Subordinated Note (12% Cash, 2% PIK)	70,150	656,310	10,021	—	666,331
	Membership Units (1,000,000 units)	—	—	1,165,000	—	1,165,000
	Options to Purchase Membership Units (342,407 units)	—	204,000	126,000	—	330,000
	Membership Unit Warrants (356,506 units)	—	—	174,000	—	174,000
		1,076,588	8,850,482	1,788,583	—	10,639,065

Captek Softgel International, Inc.	Subordinated Note (9.5% Cash)	1,234,618	16,715,906	19,086	—	16,734,992
	Class A Units (80,000 units)	—	1,719,000	45,000	—	1,764,000
		1,234,618	18,434,906	64,086	—	18,498,992

CIS Secure Computing, Inc.	Subordinated Note (12% Cash, 4% PIK)	1,393,911	10,035,000	1,157,517	—	11,192,517
	Common Stock (84 shares)	—	40,000	148,000	—	188,000
		1,393,911	10,075,000	1,305,517	—	11,380,517

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	380,000	—	21,596,667	—	21,596,667
	Class A Units (15,000 units)	—	—	1,500,000	—	1,500,000
		380,000	—	23,096,667	—	23,096,667

DPII Holdings, LLC	Senior Note (12% Cash, 4% PIK)	440,339	3,394,913	121,842	—	3,516,755
	Class A Membership Interest (17,308 units)	—	1,107,692	—	70,692	1,037,000
		440,339	4,502,605	121,842	70,692	4,553,755

Dyson Corporation	Class A Units (1,000,000 units)	—	324,000	7,000	—	331,000
		—	324,000	7,000	—	331,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	1,120,172	8,513,033	974,262	—	9,487,295
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	360,953	4,405,000	161,904	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	1,537,000	123,810	—	1,660,810
	Class C Redeemable Preferred Units (8,615 units)	—	—	200,000	—	200,000
	Class A Common Units (43,077 units)	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—
		1,481,125	14,455,033	1,459,976	—	15,915,009

Halcyon Healthcare, LLC	Subordinated Note (10% Cash)	941,106	11,278,779	221,221	—	11,500,000
	Preferred Interests (2,000,000 interests)	—	2,000,000	258,000	—	2,258,000
		941,106	13,278,779	479,221	—	13,758,000

Main Street Gourmet, LLC	Jr. Subordinated Note (8% Cash, 2% PIK)	60,849	754,197	14,336	—	768,533
	Preferred Units (233 units)	—	333,000	25,000	—	358,000
	Common B Units (3,000 units)	—	1,108,000	638,000	—	1,746,000
	Common A Units (1,652 units)	—	610,000	351,000	—	961,000
		60,849	2,805,197	1,028,336	—	3,833,533

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Nine Months Ended September 30, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	September 30, 2015 Value
Minco Technology Labs, LLC	Subordinated Note (6.5% Cash, 3.5% PIK)	$180,818	$—	$5,665,445	$5,665,445	$—
	Class A Units (5,000 HoldCo. units)	—	—	—	—	—
	Class A Units (3,907 OpCo. units)	—	—	—	—	—
		180,818	—	5,665,445	5,665,445	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	1,990,923	—	20,206,425	—	20,206,425
	Jr. Subordinated Note (10% PIK)	252,152	—	4,015,632	—	4,015,632
	Series A Redeemable Senior Preferred Stock (7,839 shares)	156,779	—	8,315,000	—	8,315,000
	Common Stock (1,668,691 shares)	—	—	3,738,000	—	3,738,000
		2,399,854	—	36,275,057	—	36,275,057

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 3% PIK)	2,128,821	19,087,302	491,947	—	19,579,249
	Series A Preferred Stock (5,344 shares)	—	5,343,953	—	4,094,953	1,249,000
	Class A Common Stock (107,416 shares)	—	26,854	—	26,854	—
		2,128,821	24,458,109	491,947	4,121,807	20,828,249

Playhaven, LLC	Senior Note (9.5% Cash, 2.5% PIK)	2,098,065	20,712,285	2,534,778	23,247,063	—
	Class A Common Units (999,999 units)	—	869,999	464,000	1,333,999	—
	Class C Common Units (1 unit)	—	5,001	—	5,001	—
		2,098,065	21,587,285	2,998,778	24,586,063	—

QC Holdings, Inc.	Common Stock (1,308 shares)	—	470,000	147,840	601,440	16,400
		—	470,000	147,840	601,440	16,400

Team Waste, LLC	Preferred Units (28 units)	55,000	—	5,500,000	—	5,500,000
		55,000	—	5,500,000	—	5,500,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	1,429,484	10,670,076	439,486	—	11,109,562
	Common Units (50 units)	—	162,000	621,000	—	783,000
		1,429,484	10,832,076	1,060,486	—	11,892,562

TGaS Advisors, LLC	Subordinated Note (10% Cash, 1% PIK)	858,937	9,742,396	104,918	186,729	9,660,585
	Preferred Units (1,685,357)	—	1,685,357	—	—	1,685,357
		858,937	11,427,753	104,918	186,729	11,345,942

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	1,000,000	—	625,000	375,000
	Participation Interest	—	2,000,000	—	2,000,000	—
		—	3,000,000	—	2,625,000	375,000

United Retirment Plan Consultants, Inc.	Preferred A Shares (90,000 shares)	—	—	1,215,000	531,000	684,000
	Common Shares (10,000 shares)	—	—	—	—	—
		—	—	1,215,000	531,000	684,000

Venture Technology Groups, Inc.	Subordinated Note (12.5% Cash, 4% PIK)	65,455	225,000	75,000	300,000	—
		65,455	225,000	75,000	300,000	—

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Nine Months Ended September 30, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	September 30, 2015 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—
	Class B Preferred Units (985,372 units)	—	1,727,000	—	984,000	743,000
	Class C Preferred Units (1,444,475 units)	—	—	—	—	—
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	1,727,000	—	984,000	743,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	499,960	7,823,000	1,184,000	—	9,007,000
		499,960	7,823,000	1,184,000	—	9,007,000

Total Affiliate Investments		$19,325,803	$178,935,236	$90,976,759	$39,803,181	$230,108,814

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year ended December 31, 2014

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2014 Value
Control Investments:
FCL Graphics, Inc. (“FCL”) and FCL Holding SPV, LLC (“SPV”)	Senior Note—FCL (5.0% Cash)	$61,505	$1,271,233	$—	$1,271,233	$—
	Senior Note—FCL (8.0% Cash, 2% PIK)	106,940	1,062,000	12,071	1,074,071	—
	Senior Note—SPV (2.5% Cash, 6% PIK)	11,368	9,000	998,272	1,007,272	—
	Members Interests—SPV (299,875 units)	—	—	—	—	—
		179,813	2,342,233	1,010,343	3,352,576	—

Gerli & Company	Subordinated Note (13% Cash)	—	375,000	—	—	375,000
	Subordinated Note (8.5% Cash)	—	358,000	185,000	—	543,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	733,000	185,000	—	918,000

PartsNow!, LLC	Subordinated Note (12% Cash, 3% PIK)	—	—	11,487,784	5,254,784	6,233,000
	Preferred Membership Units (4,000,000 units)	—	—	4,000,000	4,000,000	—
	Common Member Units (1,500,000 units)	—	—	1,351,000	1,351,000	—
	Royalty Rights	—	—	73,000	73,000	—
		—	—	16,911,784	10,678,784	6,233,000

SRC, Inc.	Subordinated Note (10.8% Cash, 0.25% PIK)	—	—	250,000	250,000	—
	Senior Revolver (9.3% Cash)	—	376,195	—	376,195	—
	Senior Term Loan (10.3% Cash)	—	1,907,481	—	1,907,481	—
	Debtor in Possession Loan (8.0% Cash)	—	1,491,800	97,000	1,588,800	—
	Subordinated Note (12% Cash, 2% PIK)	—	3,942,000	2,406,792	6,348,792	—
	Common Stock Purchase Warrants	—	—	—	—	—
	Common Stock (5,000 shares)	900,000	—	8,417,716	593,716	7,824,000
		900,000	7,717,476	11,171,508	11,064,984	7,824,000

Total Control Investments		1,079,813	10,792,709	29,278,635	25,096,344	14,975,000

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	2,083,025	8,765,737	5,676,502	—	14,442,239
	Convertible Preferred Interest in LLC	—	1,002,000	1,205,492	—	2,207,492
		2,083,025	9,767,737	6,881,994	—	16,649,731

American De-Rosa Lamparts, LLC and Hallmark Lighting	Subordinated Note (12% Cash, 2% PIK)	1,138,545	6,815,257	254,357	—	7,069,614
	Membership Units (6,516 units)	208,603	39,000	897,000	—	936,000
		1,347,148	6,854,257	1,151,357	—	8,005,614

AP Services, Inc.	Class A Units (933 units)	—	253,004	95,143	345,753	2,394
	Class B Units (496 units)	—	134,381	133,109	266,218	1,272
		—	387,385	228,252	611,971	3,666

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year ended December 31, 2014

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2014 Value
Asset Point, LLC	Senior Note (11.3% Cash, 4.8% PIK)	$1,286,747	$6,633,025	$1,357,147	$—	$7,990,172
	Subordinated Note (12% Cash, 2% PIK)	92,144	606,000	50,310	—	656,310
	Subordinated Note (7% Cash)	21,095	786,000	155,798	941,798	—
	Membership Units (1,000,000 units)	—	725,000	—	725,000	—
	Options to Purchase Membership Units (342,407 units)	—	227,000	—	23,000	204,000
	Membership Unit Warrants (356,506 units)	—	—	—	—	—
		1,399,986	8,977,025	1,563,255	1,689,798	8,850,482

Captek Softgel International, Inc.	Subordinated Note (12% Cash, 4% PIK)	1,113,487	8,883,334	314,648	9,197,982	—
	Subordinated Note (9.5% Cash)	534,034	—	16,715,906	—	16,715,906
	Class A Units (80,000 units)	523,541	694,000	1,087,532	62,532	1,719,000
		2,171,062	9,577,334	18,118,086	9,260,514	18,434,906

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 4% PIK)	1,892,074	10,327,229	485,808	778,037	10,035,000
	Common Stock (84 shares)	—	213,000	—	173,000	40,000
		1,892,074	10,540,229	485,808	951,037	10,075,000

DPII Holdings, LLC	Senior Note (12% Cash, 4% PIK)	252,690	—	3,394,913	—	3,394,913
	Class A Membership Interest (17,308 units)	—	—	1,107,692	—	1,107,692
		252,690	—	4,502,605	—	4,502,605

Dyson Corporation	Class A Units (1,000,000 units)	—	1,555,000	—	1,231,000	324,000
		—	1,555,000	—	1,231,000	324,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	589,760	—	8,513,033	—	8,513,033
	Class A Redeemable Preferred Units (10.5% Cash)	334,701	—	4,405,000	—	4,405,000
	Class B Redeemable Preferred Units	—	—	1,537,000	—	1,537,000
	Class A Common Units	—	—	1,000,000	1,000,000	—
	Class A Common Warrants	—	—	632,000	632,000	—
		924,461	—	16,087,033	1,632,000	14,455,033

Halcyon Healthcare, LLC	Subordinated Note (11% Cash)	156,043	—	13,278,779	2,000,000	11,278,779
	Preferred Interests (2,000,000)	—	—	2,000,000	—	2,000,000
		156,043	—	15,278,779	2,000,000	13,278,779

Main Street Gourmet, LLC	Subordinated Note (12% Cash, 4.5% PIK)	214,201	4,482,393	79,846	4,562,239	—
	Jr. Subordinated Note (8% Cash, 2% PIK)	87,902	1,044,922	19,661	310,386	754,197
	Preferred Units (233 units)	—	303,000	30,000	—	333,000
	Common B Units (3,000 units)	—	440,000	668,000	—	1,108,000
	Common A Units (1,652 units)	—	242,000	368,000	—	610,000
		302,103	6,512,315	1,165,507	4,872,625	2,805,197

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year ended December 31, 2014

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2014 Value
PartsNow!, LLC	Subordinated Note (12% Cash, 3% PIK)	$897,731	$11,285,587	$202,197	$11,487,784	$—
	Member Units (1,000,000 units)	—	1,351,000	—	1,351,000	—
	Royalty Rights	—	73,000	—	73,000	—
		897,731	12,709,587	202,197	12,911,784	—

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 3% PIK)	2,036,860	—	19,087,302	—	19,087,302
	Series A Preferred Stock (5,344 shares)	—	—	5,343,953	—	5,343,953
	Series A Common Stock (80,000 shares)	—	—	26,854	—	26,854
		2,036,860	—	24,458,109	—	24,458,109

Plantation Products, LLC	Subordinated Notes (12% Cash, 2% PIK)	863,345	14,423,858	250,685	14,674,543	—
	Preferred Units (4,312 units)	1,114,411	5,033,000	—	5,033,000	—
	Common Units (352,000 units)	—	4,241,000	14,173,738	18,414,738	—
		1,977,756	23,697,858	14,424,423	38,122,281	—

Playhaven, LLC	Senior Note (9.5% Cash, 2.5% PIK)	866,828	—	20,712,285	—	20,712,285
	Class A Common Units (999,999 units)	—	—	869,999	—	869,999
	Class C Common Units (1 unit)	—	—	5,001	—	5,001
		866,828	—	21,587,285	—	21,587,285

QC Holdings, Inc.	Common Stock (5,594 shares)	—	470,000	—	—	470,000
		—	470,000	—	—	470,000

Technology Crops International	Subordinated Notes (12% Cash, 5% PIK)	1,772,709	6,179,807	4,490,269	—	10,670,076
	Common Units (50 units)	64	—	162,000	—	162,000
		1,772,773	6,179,807	4,652,269	—	10,832,076

TGaS Advisors, LLC	Subordinated Note (10% Cash, 1% PIK)	165,472	—	9,742,396	—	9,742,396
	Preferred Units (1,685,357)	—	—	1,685,357		1,685,357
		165,472	—	11,427,753	—	11,427,753

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	—	1,000,000	—	1,000,000
	Participation Interest	—	—	2,000,000	—	2,000,000
		—	—	3,000,000	—	3,000,000

Venture Technology Groups, Inc.	Subordinated Note (12.5% Cash, 4% PIK)	—	411,000	5,293,170	5,479,170	225,000
	Class A Units (1,000,000 units)	—	—	1,000,000	1,000,000	—
		—	411,000	6,293,170	6,479,170	225,000

Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	—	—	—	—	—
	Class B Preferred Units (985,372 units)	—	1,482,000	245,000	—	1,727,000
	Class C Preferred Units (1,444,475 units)	—	—	—	—	—
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	1,482,000	245,000	—	1,727,000

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year ended December 31, 2014

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2013 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2014 Value
Wythe Will Tzetzo, LLC	Series A Preferred Units (74,764 units)	$1,554,492	$6,500,000	$3,236,510	$1,913,510	$7,823,000
	Common Unit Purchase Warrants (25,065 units)	—	1,915,000	—	1,915,000	—
		1,554,492	8,415,000	3,236,510	3,828,510	7,823,000

Total Affiliate Investments		$19,800,504	$107,536,534	$154,989,392	$83,590,690	$178,935,236

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of September 30, 2015 and December 31, 2014, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 12.3% and 13.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 10.7% and 11.6% as of September 30, 2015 and December 31, 2014, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 10.4% and 10.8% as of September 30, 2015 and December 31, 2014, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $968.1 million as of September 30, 2015, as compared to $887.2 million as of December 31, 2014. As of September 30, 2015, we had investments in 92 portfolio companies with an aggregate cost of $984.8 million. As of December 31, 2014, we had investments in 91 portfolio companies with an aggregate cost of $922.1 million. As of both September 30, 2015 and December 31, 2014, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2015 and December 31, 2014, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2015:
Subordinated debt and 2nd lien notes	$724,087,758	73%	$690,915,297	72%
Senior debt and 1st lien notes	130,790,246	13	129,285,900	13
Equity shares	123,943,955	13	144,062,853	15
Equity warrants	5,978,617	1	3,835,000	—
Royalty rights	—	—	—	—
	$984,800,576	100%	$968,099,050	100%
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%

Investment Activity
During the nine months ended September 30, 2015, we made eighteen new investments totaling $289.2 million, debt investments in eight existing portfolio companies totaling $56.3 million and equity investments in ten existing portfolio companies totaling $7.0 million. We had seventeen portfolio company loans repaid totaling $236.9 million resulting in realized gains totaling $2.0 million and received normal principal repayments and partial loan prepayments totaling $9.5 million in the nine months ended September 30, 2015. We converted subordinated debt investments in one portfolio company into an equity investment and recognized a net realized loss on such conversion totaling $20.5 million. We wrote-off debt and equity investments in two portfolio companies and recognized realized losses on the write-offs of $18.8 million. In addition, we received proceeds related to the sales of certain equity securities totaling $14.6 million and recognized net realized gains on such sales totaling $7.0 million in the nine months ended September 30, 2015.

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
Total portfolio investment activity for the nine months ended September 30, 2015 and 2014 was as follows:

Nine Months Ended September 30, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	267,008,061	48,946,253	35,238,714	1,252,000	—	352,445,028
Reclassifications	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(7,188,653)	(7,376,089)	—	(14,564,742)
Loan origination fees received	(4,751,331)	(990,000)	—	—	—	(5,741,331)
Principal repayments received	(210,917,936)	(35,519,921)	—	—	—	(246,437,857)
PIK interest earned	10,197,528	1,325,277	—	—	—	11,522,805
PIK interest payments received	(8,232,467)	(1,206,033)	—	—	—	(9,438,500)
Accretion of loan discounts	326,913	35,511	—	—	—	362,424
Accretion of deferred loan origination revenue	4,157,776	740,058	—	—	—	4,897,834
Realized gain (loss)	(28,793,224)	804,802	(5,198,522)	2,889,237	—	(30,297,707)
Unrealized gain (loss)	10,250,693	(102,294)	9,370,723	(1,391,148)	—	18,127,974
Fair value, end of period	$690,915,297	$129,285,900	$144,062,853	$3,835,000	$—	$968,099,050
Weighted average yield on debt investments at end of period(1)						12.3%
Weighted average yield on total investments at end of period(1)						10.7%
Weighted average yield on total investments at end of period						10.4%

(1)	Excludes non-accrual debt investments.

Nine Months Ended September 30, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	249,439,728	72,074,626	23,471,147	632,000	—	345,617,501
Reclassifications	3,888,934	(13,816,934)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(18,158,696)	(11,622,546)	—	(29,781,242)
Loan origination fees received	(4,240,860)	(1,428,749)	—	—	—	(5,669,609)
Principal repayments received	(124,975,241)	(134,712)	—	—	—	(125,109,953)
PIK interest earned	10,716,532	920,437	—	—	—	11,636,969
PIK interest payments received	(7,671,617)	—	—	—	—	(7,671,617)
Accretion of loan discounts	809,647	—	—	—	—	809,647
Accretion of deferred loan origination revenue	2,596,790	108,287	—	—	—	2,705,077
Realized gains	(5,777,383)	—	12,403,928	10,159,178	—	16,785,723
Unrealized gain (loss)	(24,678,903)	(1,358,342)	6,643,910	(12,622,235)	(58,000)	(32,073,570)
Fair value, end of period	$614,575,202	$102,333,378	$116,010,535	$8,688,000	$15,000	$841,622,115
Weighted average yield on debt investments at end of period(1)						13.2%
Weighted average yield on total investments at end of period(1)						11.8%
Weighted average yield on total investments at end of period						10.7%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2015, the fair value of our non-accrual assets was $6.8 million, which comprised 0.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was $20.1 million, which comprised 2.0% of the total cost of our portfolio. As of December 31, 2014, the fair value of our non-accrual assets was $26.9 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was $53.1 million, which comprised 5.8% of the total cost of our portfolio.
Our non-accrual assets as of September 30, 2015 were as follows:
BFN Operations LLC
In September 2015, as part of a balance sheet restructuring of BFN Operations LLC, or BFN, we amended our first-out subordinated note in BFN to change the contractual interest rates from 13% cash and 4% PIK to 3% cash and 14% PIK. In addition, we amended our last-out subordinated note in BFN to change the contractual interest rates from 13% cash and 4% PIK to 0% cash and 17% PIK. In connection with the changes, we placed our last-out subordinated debt investment in BFN on non-accrual status effective with the monthly payment due September 30, 2015 and placed our first-out subordinated debt investment in BFN on PIK non-accrual status effective September 30, 2015, as discussed further below under "PIK Non-Accrual Assets." As a result, under U.S. GAAP, we no longer recognize interest income on our last-out debt investment for financial reporting purposes. In the nine months ended September 30, 2015, we recognized unrealized depreciation on this debt investment of $2.0 million. As of September 30, 2015, the cost of our last-out debt investment in BFN was $2.0 million and the fair value of such investment was zero.
DCWV Acquisition Corporation
In September 2015, we placed our debt investments in DCWV Acquisition Corporation, or DCWV, on non-accrual status effective with the monthly payment due September 30, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in DCWV for financial reporting purposes. In the nine months ended September 30, 2015, we recognized unrealized depreciation on our debt investments in DCWV of $1.9 million. As of September 30, 2015, the cost of our debt investments in DCWV was $8.2 million and the fair value of such investments was $3.4 million.
Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. In the nine months ended September 30, 2015, we recognized unrealized depreciation on our debt investments in Gerli of $0.2 million. As of September 30, 2015, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $0.7 million.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. During the nine months ended September 30, 2015, we recorded unrealized depreciation of $1.1 million on our debt investment in PowerDirect. As of September 30, 2015, the cost of our debt investment in PowerDirect was $6.6 million and the fair value of such investment was $2.7 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of September 30, 2015, we had debt investments in two portfolio companies (our first-out subordinated note to BFN Operations LLC (3% Cash, 14% PIK) and our term loan B senior note to FCL Graphics, Inc. (7.8% Cash, 2% PIK)) that were on non-accrual only with respect to the PIK interest component of the loans. During the nine months ended September 30, 2015. we recorded unrealized depreciation of $5.4 million on our first-out subordinated note to BFN. As of September 30, 2015, the fair value of these debt investments was $6.5 million, or 0.7% of the total fair value of our portfolio and the cost of these assets was $15.4 million, or 1.6% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended September 30, 2015 and September 30, 2014
Investment Income
For the three months ended September 30, 2015, total investment income was $30.8 million, an 24.0% increase from $24.9 million of total investment income for the three months ended September 30, 2014. This increase was primarily attributable to an increase in portfolio debt investments from September 30, 2014 to September 30, 2015, a $2.3 million increase in non-recurring fee income and $0.7 million of non-recurring interest income relating to a debt investment that was previously on non-accrual. This increase was partially offset by a $0.4 million decrease in non-recurring dividend income and a decrease in the weighted average yield on our debt investments from September 30, 2014 to September 30, 2015. Non-recurring fee income was $3.0 million for the three months ended September 30, 2015 as compared to $0.7 million for the three months ended September 30, 2014, and non-recurring dividend income was $0.5 million for the three months ended September 30, 2015 as compared to $0.9 million for the three months ended September 30, 2014.
Operating Expenses
For the three months ended September 30, 2015, operating expenses increased by 30.3% to $12.3 million from $9.5 million for the three months ended September 30, 2014. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the three months ended September 30, 2015, interest and other financing fees increased by 24.0% to $6.6 million from $5.3 million for the three months ended September 30, 2014 largely due to increased debt outstanding between the periods. The increase in interest and other financing fees was related to interest expense and fees on our March 2022 Notes of $1.5 million in the three months ended September 30, 2015, an increase in interest and other financing fees on our SBA-guaranteed debentures of $0.2 million in the three months ended September 30, 2015 and an increase in interest and other financing fees on our third amended and restated credit facility, or the Credit Facility, of $0.8 million in the three months ended September 30, 2015. These increases were partially offset by a $1.2 million decrease in interest and other financing fees related to the redemption of the 2019 Notes.
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
For the three months ended September 30, 2015, general and administrative expenses increased by 38.4% to $5.8 million from $4.2 million for the three months ended September 30, 2014. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) increased to 18.7% for the three months ended September 30, 2015 from 16.7% for the three months ended September 30, 2014. The increase in general and administrative expenses in the quarter ended September 30, 2015 was primarily related to increased cash compensation expense, as well as an increase in non-cash compensation expense.
Net Investment Income
As a result of the $6.0 million increase in total investment income and the $2.9 million increase in expenses, net investment income increased by 20.1% to $18.5 million for the three months ended September 30, 2015 as compared to $15.4 million for the three months ended September 30, 2014.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended September 30, 2015, we recognized realized losses totaling $16.5 million, which consisted of a loss on the write-off of one control investment totaling $18.3 million and a loss on the write-off of one affiliate investment totaling $0.5 million, partially offset by gains related to the sales/repayments of six non-control/non-affiliate investments totaling $2.3 million. In addition, during the three months ended September 30, 2015, we recorded net unrealized appreciation totaling $15.5 million, consisting of net unrealized appreciation on our current portfolio of $0.2 million and net unrealized appreciation reclassification adjustments of $15.3 million related to the realized gains and losses noted above.
In the three months ended September 30, 2014, we realized gains on the sales/repayments of eight non-control/non-affiliate investments totaling $11.1 million, a loss on the write-off of one non-control/non-affiliate investment totaling $5.9 million and a loss relating to the write-off of one affiliate investment totaling $0.2 million. In addition, during the three months ended September 30, 2014, we recorded net unrealized depreciation of investments totaling $29.6 million , consisting of net unrealized depreciation on our current portfolio of $25.3 million and net unrealized depreciation reclassification adjustments of $4.3 million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets resulting from operations was $17.9 million for the three months ended September 30, 2015, as compared to a net decrease in net assets resulting from operations of $8.8 million for the three months ended September 30, 2014.
Comparison of nine months ended September 30, 2015 and September 30, 2014
Investment Income
For the nine months ended September 30, 2015, total investment income was $89.4 million, a 21.1% increase from $73.9 million of total investment income for the nine months ended September 30, 2014. This increase was primarily attributable to an increase in portfolio debt investments from September 30, 2014 to September 30, 2015, a $4.1 million increase in non-recurring fee income and $0.7 million of non-recurring interest income related to a debt investment that was previously on non-accrual. This increase was partially offset by a $0.7 million decrease in non-recurring dividend income and a decrease in the weighted average yield on our debt investments from September 30, 2014 to September 30, 2015. Non-recurring fee income was $7.9 million for the nine months ended September 30, 2015 as compared to $3.8 million for the nine months ended September 30, 2014, and non-recurring dividend income was $2.4 million for the nine months ended September 30, 2015 as compared to $3.1 million for the nine months ended September 30, 2014.
Operating Expenses
For the nine months ended September 30, 2015, operating expenses increased 23.6% to $37.0 million from $29.9 million for the nine months ended September 30, 2014. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the nine months ended September 30, 2015, interest and other debt financing fees increased by 30.3% to $20.3 million from $15.6 million for the nine months ended September 30, 2014. The increase in interest and other financing fees was related to interest expense and fees on our March 2022 Notes of $3.8 million in the nine months ended September 30, 2015, an increase in interest and other financing fees on our SBA-guaranteed debentures of $0.9 million in the nine months ended

September 30, 2015 and an increase in interest and other financing fees on our Credit Facility of $1.4 million in the nine months ended September 30, 2015. These increases were partially offset by a $1.3 million decrease in interest and other financing fees from the redemption of the 2019 Notes in the nine months ended September 30, 2015.
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
For the nine months ended September 30, 2015, general and administrative expenses increased by 16.2% to $16.7 million from $14.3 million for the nine months ended September 30, 2014. In addition, our efficiency ratios (defined as general and administrative expenses as a percentage of total investment income) were 18.6% and 19.4% for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase in general and administrative expenses in the nine months ended September 30, 2015 was primarily related to increased cash and non-cash compensation expenses.
Net Investment Income
As a result of the $15.6 million increase in total investment income and the $7.1 million increase in expenses, net investment income increased by 19.4% to $52.5 million for the nine months ended September 30, 2015 as compared to net investment income of $43.9 million for the nine months ended September 30, 2014.
Net Increase/Decrease in Net Assets Resulting from Operations
In the nine months ended September 30, 2015, we recognized realized losses totaling $30.3 million which consisted of a loss on the restructuring of one control investment totaling $20.5 million, a loss on the write-off of one control investment totaling $18.3 million and a loss on the write-off of one affiliate investment totaling $0.5 million, partially offset by net gains related to the sale/repayments of four affiliate investments of $0.3 million and net gains on the sales/repayments of thirteen non-control/non-affiliate investments totaling $8.7 million. In addition, during the nine months ended September 30, 2015, we recorded net unrealized appreciation of investments totaling $17.4 million, consisting of net unrealized depreciation on our current portfolio of approximately $12.3 million and net unrealized appreciation reclassification adjustments of $29.6 million related to the realized gains and losses noted above.
In the nine months ended September 30, 2014, we realized gains on the sales/repayments of eleven non-control/non-affiliate investments totaling $23.3 million, losses relating to the sales/write-offs of two non-control/non-affiliate investments totaling $6.3 million, a gain on the sale of one affiliate investment totaling $0.2 million, a loss on the write-off of one affiliate investment totaling $0.2 million and a loss on the restructuring of one control investment of $0.2 million. In addition, during the nine months ended September 30, 2014, we recorded net unrealized depreciation of investments totaling $32.3 million, consisting of net unrealized depreciation on our current portfolio of $16.3 million and net unrealized depreciation adjustments of $16.0 million related to the realized gains and losses noted above.
During the nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of approximately $1.4 million related to the redemption of the 2019 Notes.
As a result of these events, our net increase in net assets from operations was $38.4 million for the nine months ended September 30, 2015, a increase of 37.7% from the net increase in net assets from operations of $27.9 million for the nine months ended September 30, 2014.
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

Cash Flows
For the nine months ended September 30, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $25.7 million. During that period, our operating activities used $38.4 million in cash, consisting primarily of new portfolio investments of $352.4 million, partially offset by repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $261.0 million. In addition, our financing activities increased cash by $12.8 million, primarily due to net borrowings under the Credit Facility of $60.0 million and proceeds from the March 2022 Notes offering of $83.4 million, partially offset by redemption of the 2019 notes of $69.0 million and cash dividends paid in the amount of $56.1 million. As of September 30, 2015, we had $53.0 million of cash and cash equivalents on hand.
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
As of September 30, 2015, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued the maximum $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2015 was 4.02%. As of September 30, 2015, all SBA-guaranteed debentures were pooled.
In May 2015, we entered the Credit Facility, which has an initial commitment of $300.0 million supported by 14 financial institutions and replaced our $165.0 million senior secured credit facility entered into in June 2013, or the Prior Facility. The Credit Facility, which matures on May 3, 2020, allows us to borrow foreign currencies directly under the Credit Facility.
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
As of September 30, 2015, we had United States dollar borrowings of $108.0 million outstanding under the Credit Facility with an interest rate of 2.95% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.7 million in United States dollars) outstanding under the Credit Facility with an interest rate of 3.50%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a regulated investment company, or RIC, and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into new collateral documents. As of September 30, 2015, we were in compliance with all covenants of the Credit Facility.
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
Recent Developments
In October 2015, we invested $16.5 million in debt and equity securities of California Products Corporation. Under the terms of the investments, the debt securities bear interest at a weighted-average rate of 11.0%.
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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
To estimate the enterprise value of the portfolio company, we primarily use a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance. In addition, we consider other factors, including but not limited to (i) offers from third parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and (iv) when management believes there are comparable companies that are publicly traded, we perform a review of these publicly traded companies and the market multiple of their equity securities. For certain non-performing assets, we may utilize the liquidation or collateral value of the portfolio company's assets in our estimation of enterprise value.
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
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Delayed Draw Term Loans	$22,675,000	$9,176,020
Equity Investments in Portfolio Companies	13,400,000	285,715
Private Equity Investments	4,165,593	4,758,882
Revolvers	5,835,412	10,000,000
Total Unused Commitments	$46,076,005	$24,220,617

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2015, we were not a party to any hedging arrangements.
As of September 30, 2015, 85.8%, or $733.5 million (at cost), of our debt portfolio investments bore interest at fixed rates and 14.2%, or $121.4 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and all of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $2.4 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or, after one year, 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or, after one year, 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or, after one year, 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of September 30, 2015, we had non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.7 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.50%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015, which could materially affect our business, financial condition or operating results. Other than as set forth below, there have been no material changes during the nine months ended ended September 30, 2015 to the risk factors discussed in our Annual Report on Form 10-K. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We face cybersecurity risks.
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
If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation and cause losses.
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.
Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the nine months ended September 30, 2015 we issued 125,298 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued during the nine months ended September 30, 2015 under the dividend reinvestment plan was approximately $2.7 million.

Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Number	Exhibit

3.1
Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2
Fourth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference).

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

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

4.4
Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 33-175160) filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5
First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-175160) filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6
Form of 7.00% Note due 2019 (Included as part of Exhibit (d)(6) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 (File No. 333-175160)filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

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

4.9
Third Supplemental Indenture, dated February 6, 2015 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(12) to the Registrant's Post-Effective Amendment No. 1 on Form N-2 (File No. 333-199102) filed with the Securities and Exchange Commission on February 6, 2015 and incorporated herein by reference).

4.10
Form of 6.375% Note due 2022 (Included as part of Exhibit (d)(12) to the Registrant's Post-Effective Amendment No. 1 on Form N-2 (File No. 333-199102) filed with the Securities and Exchange Commission on February 6, 2015 and incorporated herein by reference).

10.1
Amended and Restated Custodial Agreement between the Registrant and Branch Banking and Trust Company dated June 20, 2014 (Filed as Exhibit (j)(1) to the Registrant's Registration Statement on Form N-2 (File No. 333-199102) filed with the Securities and Exchange Commission on October 1, 2014 and incorporated herein by reference).

10.2
Third Amended and Restated Credit Agreement, dated May 4, 2015, among the Company, Branch Banking and Trust Company, ING Capital LLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Bank of North Carolina, EverBank Commercial Finance, Inc., First Tennessee Bank National Association, Newbridge Bank, Yadkin Bank, CommunityOne Bank, NA, Park Sterling Bank, Paragon Commercial Bank, Raymond James Bank, N.A. and Stifel Bank & Trust (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.3
Second Amended and Restated Equity Pledge Agreement, dated May 4, 2015, between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.4
Second Amended and Restated General Security Agreement, dated May 4, 2015, between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company (Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

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

TRIANGLE CAPITAL CORPORATION

Date:	November 4, 2015	/s/ Garland S. Tucker, III
Garland S. Tucker, III
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 4, 2015	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer, Secretary and
Director (Principal Financial Officer)

Date:	November 4, 2015	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

3.1
Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

3.2
Fourth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference).

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

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

4.4
Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(5) to the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-175160) filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.5
First Supplemental Indenture, dated March 2, 2012 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(6) to the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-175160) filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

4.6
Form of 7.00% Note due 2019 (Included as part of Exhibit (d)(6) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 (File No. 333-175160) filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference).

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

4.9
Third Supplemental Indenture, dated February 6, 2015 between the Registrant and the Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit (d)(12) to the Registrant's Post-Effective Amendment No. 1 on Form N-2 (File No. 333-199102) filed with the Securities and Exchange Commission on February 6, 2015 and incorporated herein by reference).

4.10
Form of 6.375% Note due 2022 (Included as part of Exhibit (d)(12) to the Registrant's Post-Effective Amendment No. 1 on Form N-2 (File No. 333-199102)filed with the Securities and Exchange Commission on February 6, 2015 and incorporated herein by reference).

10.1
Amended and Restated Custodial Agreement between the Registrant and Branch Banking and Trust Company dated June 20, 2014 (Filed as Exhibit (j)(1) to the Registrant's Registration Statement on Form N-2 (File No. 333-199102) filed with the Securities and Exchange Commission on October 1, 2014 and incorporated herein by reference).

10.2
Third Amended and Restated Credit Agreement, dated May 4, 2015, among the Company, Branch Banking and Trust Company, ING Capital LLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Bank of North Carolina, EverBank Commercial Finance, Inc., First Tennessee Bank National Association, Newbridge Bank, Yadkin Bank, CommunityOne Bank, NA, Park Sterling Bank, Paragon Commercial Bank, Raymond James Bank, N.A. and Stifel Bank & Trust (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.3
Second Amended and Restated Equity Pledge Agreement, dated May 4, 2015, between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.4
Second Amended and Restated General Security Agreement, dated May 4, 2015 between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company (Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

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