Form 10-K
period 2015-12-31
Triangle Capital CORP
filed 2016-02-24
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $751,667,263.
The number of shares outstanding of the registrant’s common stock on February 23, 2016 was 33,533,742.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRIANGLE CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

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
Our investments generally range from $5.0 to $35.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments. We operate Triangle SBIC and Triangle SBIC II as SBICs and utilize the proceeds from the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2015, we had investments in 92 portfolio companies, with an aggregate cost of approximately $1.0 billion.

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
We invest primarily in subordinated notes and, on a more limited basis, invest in senior secured debt. Subordinated notes are junior to senior secured debt. Our subordinated debt investments and senior secured debt investments generally have terms of three to seven years, do not have scheduled amortization and are due at maturity. Our subordinated debt investments generally provide for fixed interest rates between 10.0% and 15.0% per annum. In addition, our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 350 basis points to LIBOR plus 950 basis points per annum. Our subordinated debt investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment-in-kind, or PIK, interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as such income is taxable in the year accrued, and we may have to borrow money or raise additional capital in order to meet the requirement of generally having to pay out at least 90.0% of our taxable income to continue to qualify as a Regulated Investment Company, or RIC, for U.S. federal income tax purposes. At December 31, 2015, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 12.2%, the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 10.6% and the weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 10.2%.
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
Valuation Process and Determination of Net Asset Value
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments. Unrealized appreciation or depreciation on portfolio investments are recorded as increases or decreases in investments on the balance sheets and are separately reflected on the consolidated statements of operations in determining net increase or decrease in net assets resulting from operations.
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
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2015 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.

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

Employees
As of December 31, 2015, we employed twenty-six individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.
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

•	We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.
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

As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2013, 2014 and 2015 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
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
As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200.0%. For this purpose, senior securities include all borrowings (other than SBA leverage and certain other short-term borrowings) and any preferred stock we may issue in the future. Additionally, our ability to continue to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage test. Under current SBA regulations, our SBIC subsidiaries cannot have outstanding more than an aggregate of $300.0 million of debenture leverage guaranteed by the SBA. While use of debenture leverage from the SBA may enhance returns if we meet our investment objective, our returns may be reduced or eliminated if the returns on investments by Triangle SBIC and Triangle SBIC II are less than the costs of operating them, including the costs of using debenture leverage.

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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a regulated investment company, we will continue to need additional capital to finance our growth and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital and make distributions” included in Item 1A of Part I of this Annual Report.
Code of Business Conduct and Ethics and Corporate Governance Guidelines
We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” and corporate governance guidelines, which collectively cover ethics and business conduct. These documents apply to our directors, officers and employees. Our Code of Business Conduct and Ethics and corporate governance guidelines are publicly available on the Investor Relations section of our website under "Corporate Governance" at http://

tcap.client.shareholder.com/governance.cfm. We will report any amendments to or waivers of a required provision of our Code of Business Conduct and Ethics and corporate governance guidelines on our website or in a Current Report on Form 8-K. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.
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
We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures. See “Compliance Policies and Procedures" above.

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
An SBIC (or group of SBICs under common control) can currently have outstanding at any time debentures guaranteed by the SBA in amounts up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. As of December 31, 2015, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million.
As of December 31, 2015, Triangle SBIC had issued $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2015 was 4.02%. As of December 31, 2015, all SBA-guaranteed debentures were pooled.

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
SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA. Triangle SBIC and Triangle SBIC II were audited by the SBA during 2015, and there were no unresolved findings from the audit.
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
In order to meet the 90% Income Test, we have established several special purpose corporations, and in the future may establish additional such corporations, to hold assets from which we do not anticipate earning dividend, interest or other income under the 90% Income Test (the "Taxable Subsidiaries"). Any investments held through a Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Qualifying Assets” and “Regulation of Business Development Companies — Senior Securities" above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Obtain RIC Tax Treatment" below.
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
As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the entity is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the entity is not treated as a “qualified publicly traded partnership,” however, the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.
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
Available Information
We intend to make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.tcap.com) without charge as soon as reasonably practicable following our filing of such reports with the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, Triangle Capital Corporation, 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612.
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
Beginning in 2007, global credit and other financial markets began to suffer substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty. If market conditions similar to these were to recur, our assets could experience a similar decline in value, among other negative impacts to the company.
Since 2009, the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and many public market indices have experienced positive total returns. However, the global macroeconomic environment and recovery from the downturn has been challenging and inconsistent. Instability in the global credit markets, the impact of periodic uncertainty regarding the U.S.

federal budget, the instability in the geopolitical environment in many parts of the world, sovereign debt conditions in Europe and other disruptions may continue to put pressure on economic conditions in the U.S. and abroad.
Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board of Directors. Typically there is not a public market for the securities of the privately held companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from management, a nationally recognized independent advisor (on a rotational basis) and our audit committee. See "Item 1. Business - Valuation Process and Determination of Net Asset Value" for a detailed description of our valuation process.
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
We depend on the members of our senior management team, particularly executive officers E. Ashton Poole, Brent P.W. Burgess and Steven C. Lilly, for the final selection, structuring, closing and monitoring of our investments. These executive officers have critical industry experience and relationships that we rely on to implement our business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
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
On May 4, 2015, we entered into an amended and restated credit agreement providing for a revolving line of credit, which we refer to as the Credit Facility. Committed funding under the Credit Facility was $300.0 million as of December 31, 2015. The Credit Facility has an accordion feature which allows for an increase in the total loan size up to $350.0 million. However, if we are unable to meet the terms of the accordion feature, we will be unable to expand the facility. The revolving period of the Credit Facility ends May 3, 2019, followed by a one-year amortization period with a final maturity date of May 3, 2020. If the facility is not renewed or extended, all principal and interest will be due and payable.
There can be no guarantee that we will be able to renew, extend or replace the Credit Facility when principal payments are due and payable on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing when principal payments are due and payable, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or replace the Credit Facility when principal payments are due and payable, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.
Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.
Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:
Senior Securities.    Currently we, through our SBIC subsidiaries, have issued debt securities guaranteed by the SBA. We have also issued three classes of notes in registered public offerings. In the future, we may issue additional debt securities or preferred stock, and/or borrow money from banks or other financial institutions (including borrowings under our Credit Facility), which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

•
Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. Further we may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.

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

Additional Common Stock.    Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 6, 2015, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 6, 2016 or the date of our 2016 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
In addition to regulatory limitations on our ability to raise capital, our Credit Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to the Credit Facility, which provides us with a revolving credit line of up to $350 million, of which $300.0 million was committed for funding and $168.7 million was available for borrowings as of December 31, 2015. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated tangible net worth, minimum interest coverage, minimum asset coverage, maintenance of RIC and BDC status and minimum liquidity. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control and materially adverse effect. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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
The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital, which generally is the amount raised from private investors. As of December 31, 2015, Triangle SBIC had issued the statutory maximum of $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. If we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
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
Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, our stockholders experience increased risks associated with investing in our securities. We currently have the ability to borrow under our Credit Facility and have issued debt securities, and in the future may borrow from, or issue additional debt securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Our SBIC subsidiaries have issued debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our SBIC subsidiaries that are superior to the claims of our common stockholders. In addition, our Credit Facility contains financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. The lenders party to the Credit Facility are secured primarily by our assets, excluding the assets of our SBIC subsidiaries, and have claims that are superior to the claims of our common stockholders. We may also borrow from banks and other lenders or issue additional securities including preferred stock and debt securities in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.
As of December 31, 2015, we had $166.8 million in aggregate principal amount outstanding of our unsecured notes, $225.0 million in outstanding SBA-guaranteed debentures payable and $131.3 million outstanding under our Credit Facility. In order for us to cover our annual interest payments on this indebtedness, we must achieve annual returns on our December 31, 2015 total assets of at least 2.3%.
Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to stockholder(1)	(25.6)%	(15.4)%	(5.2)%	5.0%	15.2%
(1) Assumes $1,039.3 million in total assets, $523.0 million in principal amount of debt outstanding, $508.4 million in net assets and an average cost of funds of 5.05%, which was the weighted average borrowing cost of our borrowings at December 31, 2015.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with contractual PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes.

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
You may have a current tax liability on distributions reinvested in our common stock pursuant to our dividend reinvestment plan but would not receive cash from such distributions to pay such tax liability.
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

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on May 6, 2015, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 6, 2016 or the date of our 2016 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
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
The Credit Facility with potential members of the underwriting syndicate may not be as favorable to us as if it had been negotiated with unaffiliated third-parties.
We entered into the Credit Facility on May 4, 2015 with lenders that have acted and may in the future act as members of the underwriting syndicate for securities issued pursuant to a previously filed registration statement. Consequently the terms may not be as favorable to us as if they had been negotiated with unrelated third parties.
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
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
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
We believe that substantially all of our investments are qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness. For these reasons, loss of BDC status likely would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

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
As of December 31, 2015, the fair value of our non-accrual assets was approximately $6.9 million, which comprised approximately 0.7% of the total fair value of our portfolio. The cost of these non-accrual assets as of December 31, 2015 was approximately $20.4 million, which comprised approximately 2.0% of the total cost of our portfolio.
In addition to our non-accrual assets, as of December 31, 2015, we had debt investments in two portfolio companies (our first-out subordinated note to BFN Operations LLC (3% Cash, 14% PIK) and our term loan B senior note to FCL Graphics, Inc. (8.0% Cash, 2% PIK)) that were on non-accrual only with respect to the PIK interest component of the loans. As of December 31, 2015, the fair value of these PIK non-accrual assets was approximately $2.2 million, or 0.2% of the total fair value of our portfolio, and the cost of these PIK non-accrual assets was approximately $15.4 million, or 1.5% of the total cost of our portfolio.
In addition, as of December 31, 2015, we had, on a fair value basis, approximately $101.4 million of debt investments, or 10.4% of the total fair value of our portfolio, which were current with respect to scheduled interest and principal payments, but which were carried at less than cost. In light of current economic conditions, certain of our portfolio companies may be unable to service our debt investments on a timely basis. These conditions may also decrease the value of collateral securing some of our debt investments, as well as the value of our equity investments. As a result, the number of non-performing assets in our portfolio may increase, and the overall value of our portfolio may decrease, which could lead to financial losses in our portfolio and a decrease in our investment income, net investment income, dividends and assets.
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
Changes in interest rates may affect our cost of capital, the value of our investments and results of operations.
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
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. On May 6, 2015, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 6, 2016 or the date of our 2016 annual meeting of stockholders. Our stockholders did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
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
On May 6, 2015, our stockholders approved our ability to sell or otherwise issue shares of our common stock at any level of discount from net asset value per share for a period of one year ending on the earlier of May 6, 2016 or the date of our 2016 annual meeting of stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades.
If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
As of December 31, 2015, we had 33,375,126 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
If we issue preferred stock and/or additional debt securities, the net asset value and market value of our common stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or additional debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock and/or additional debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock and/or debt securities or of a downgrade in the ratings of the preferred stock and/or debt securities or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock and/or debt securities. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock and/or debt securities. Holders of preferred stock and/or debt securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.
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
In addition, due to the asset coverage test applicable to us as a BDC and under our notes indenture and covenants under our Credit Facility, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Policy” for further discussion of distributions.
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

	High	Low
Fiscal Year 2014:
First Quarter	29.39	25.75
Second Quarter	28.58	24.68
Third Quarter	28.67	25.21
Fourth Quarter	25.79	18.18
Fiscal Year 2015:
First Quarter	24.95	19.95
Second Quarter	24.71	21.53
Third Quarter	23.70	15.41
Fourth Quarter	23.19	16.48
As of February 23, 2016, there were approximately 65 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions Declared
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.
The following table summarizes our distributions declared during the years ended December 31, 2014 and 2015:

Date Declared	Record Date	Payment Date	Amount
February 24, 2014	March 12, 2014	March 26, 2014	0.54
February 12, 2014	March 5, 2014	March 26, 2014	0.15
May 14, 2014	June 11, 2014	June 25, 2014	0.54
February 12, 2014	May 28, 2014	June 25, 2014	0.15
August 27, 2014	September 10, 2014	September 24, 2014	0.54
August 27, 2014	September 10, 2014	September 24, 2014	0.05
November 26, 2014	December 10, 2014	December 24, 2014	0.54
November 26, 2014	December 10, 2014	December 24, 2014	0.05
February 25, 2015	March 11, 2015	March 25, 2015	0.54
February 25, 2015	March 11, 2015	March 25, 2015	0.05
May 27, 2015	June 10, 2015	June 24, 2015	0.54
May 27, 2015	June 10, 2015	June 24, 2015	0.05
August 26, 2015	September 9, 2015	September 23, 2015	0.54
August 26, 2015	September 9, 2015	September 23, 2015	0.05
November 25, 2015	December 9, 2015	December 23, 2015	0.54
November 25, 2015	December 9, 2015	December 23, 2015	0.05
Each year, a statement on IRS Form 1099-DIV identifying the source(s) of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid in capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent that our distributions for a fiscal year exceed current and accumulated earnings and profits, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that any distribution is taxable as ordinary income or capital gains.
The table below shows the detail of our distributions for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
	Amount	% of Total	Amount	% of Total
Ordinary income	$2.11	89.4%	$1.88	73.4%
Long-term capital gains	0.25	10.6	0.68	26.6
Total reported on IRS Form 1099-DIV	$2.36	100.0%	$2.56	100.0%
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
We have adopted a dividend reinvestment plan, or DRIP, that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. See "Business — Dividend Reinvestment Plan" included in Item I of Part I of this Annual Report on Form 10-K.
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
Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act. For a more detailed discussion, see “Regulation of Business Development Companies” included in Item 1 of Part I of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under our Equity Incentive Plan
The following table provides information regarding the number of shares of restricted stock authorized and available under the Amended and Restated 2007 Equity Incentive Plan, or the Amended and Restated Plan, as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	1,040,497	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,040,497

(1)	The Amended and Restated Plan is the only equity compensation plan currently utilized by us.

(2)	The Amended and Restated Plan has an aggregate of 2,400,000 shares of common stock reserved for issuance.
Sales of Unregistered Securities
While we did not engage in any sales of unregistered securities during the year ended December 31, 2015, we issued a total of 179,075 shares of our common stock under our DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued under our DRIP during the year ended December 31, 2015 was approximately $3.7 million.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index for the five years ended December 31, 2015. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2010 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation
Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index

	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
Triangle Capital Corporation	100.00	97.29	101.84	86.18	111.02	117.43	138.71	159.53	161.86
NASDAQ Composite Index	100.00	104.86	104.78	92.15	100.62	118.83	113.02	120.53	116.97
NYSE Composite Index	100.00	106.09	105.70	86.81	96.16	106.20	101.77	108.34	111.53
Triangle Capital Corporation Peer Group Index(2)	100.00	106.32	99.61	84.58	92.88	103.17	106.65	115.52	119.38

	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
Triangle Capital Corporation	181.01	181.26	197.08	189.03	181.52	204.14	186.17	153.63
NASDAQ Composite Index	127.59	133.51	149.43	166.27	167.75	176.28	179.34	188.90
NYSE Composite Index	121.07	122.67	129.59	140.85	143.44	150.58	147.62	150.35
Triangle Capital Corporation Peer Group Index(2)	125.59	124.07	129.12	135.70	134.92	140.10	132.29	126.23

	3/31/15	6/30/15	9/30/15	12/31/15
Triangle Capital Corporation	176.96	186.37	135.18	161.28
NASDAQ Composite Index	195.10	199.15	184.30	200.15
NYSE Composite Index	152.08	151.78	138.51	144.21
Triangle Capital Corporation Peer Group Index(2)	133.66	128.68	117.14	121.88

(1)	From December 31, 2010 to December 31, 2015.

(2)
The Triangle Capital Corporation Peer Group consists of the following companies: Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Fidus Investment Corporation, Fifth Street Finance Corp., Gladstone Investment Corporation, Gladstone Capital Corporation, Golub Capital BDC, Inc., Horizon Technology Finance Corporation, Hercules Technology Growth Capital Inc., KCAP Financial, Inc., Main Street Capital Corporation, Medley Capital Corporation, New Mountain Finance Corporation, PennantPark Investment Corporation, Prospect Capital Corporation, Solar Capital Ltd. and THL Credit, Inc.

Item 6. Selected Financial Data.
The selected financial data at and for the fiscal years ended December 31, 2011, 2012, 2013, 2014 and 2015 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollars and share amounts in thousands, except per share data)
Income statement data:
Investment income:
Total loan interest, fee and dividend income	$63,002	$89,937	$100,755	$104,273	$121,062
Interest income from cash and cash equivalent investments	362	431	273	238	225
Total investment income	63,364	90,368	101,028	104,511	121,287
Operating expenses:
Interest and other debt financing fees	10,902	16,413	20,234	21,180	26,754
General and administrative expenses	11,966	16,293	19,265	21,315	22,904
Total operating expenses	22,868	32,706	39,499	42,495	49,658
Net investment income	40,496	57,662	61,529	62,016	71,629
Net realized gains (losses):
Non-Control/Non-Affiliate investments	1,895	3,870	15,882	7,396	9,003
Affiliate investments	—	1,953	4,828	7,733	2,315
Control investments	9,079	838	(2,290)	(1,498)	(38,807)
Net realized gains (losses)	10,974	6,661	18,420	13,631	(27,489)
Net unrealized appreciation (depreciation):
Investments	6,367	(2,878)	1,811	(45,234)	3,132
Foreign currency borrowings	—	—	404	1,071	2,363
Net unrealized appreciation (depreciation)	6,367	(2,878)	2,215	(44,163)	5,495
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	17,341	3,783	20,635	(30,532)	(21,994)
Loss on extinguishment of debt	(158)	(829)	(413)	—	(1,394)
Provision for taxes	(908)	(552)	(539)	(3,122)	(384)
Net increase in net assets resulting from operations	$56,771	$60,064	$81,212	$28,362	$47,857
Net investment income per share — basic and diluted	$2.07	$2.16	$2.23	$2.08	$2.16
Net increase in net assets resulting from operations per share — basic and diluted	$2.90	$2.25	$2.94	$0.95	$1.44
Net asset value per common share	$14.68	$15.30	$16.10	$16.11	$15.23
Regular quarterly dividends/distributions per share	$1.77	$2.02	$2.16	$2.16	$2.16
Supplemental dividends/distributions per share	—	—	—	0.40	0.20
Total dividends/distributions declared per common share	$1.77	$2.02	$2.16	$2.56	$2.36
Weighted average number of shares outstanding — basic and diluted	19,555	26,741	27,576	29,775	33,234

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$507,079	$706,803	$664,373	$887,223	$977,277
Cash and cash equivalents	66,868	72,300	133,304	78,759	52,615
Interest and fees receivable	1,884	2,650	5,256	7,409	4,892
Prepaid expenses and other current assets	623	403	832	439	947
Deferred financing fees	446	1,562	1,654	1,231	3,480
Property and equipment, net	58	56	60	109	106
Total assets	$576,958	$783,774	$805,479	$975,170	$1,039,317
Liabilities:
Accounts payable and accrued liabilities	$4,117	$6,406	$7,494	$7,145	$7,464
Interest payable	3,522	3,137	3,018	3,365	3,714
Taxes payable	1,403	3,211	1,065	2,506	735
Deferred income taxes	629	1,342	3,514	3,364	4,988
Borrowings under credit facility	15,000	—	11,221	62,620	131,257
Notes	—	144,627	145,120	145,646	162,142
SBA-guaranteed debentures payable	218,000	207,716	188,255	219,697	220,649
Total liabilities	242,671	366,439	359,687	444,343	530,949
Net assets	334,287	417,335	445,792	530,827	508,368
Total liabilities and net assets	$576,958	$783,774	$805,479	$975,170	$1,039,317
Other data:
Weighted average yield on total investments(1)	13.9%	13.3%	12.8%	11.6%	10.6%
Number of portfolio companies	63	82	79	91	92
Expense ratios (as percentage of average net assets):
General and administrative expenses	4.4%	4.0%	4.4%	4.4%	4.4%
Interest and other financing fees	4.1	4.0	4.7	4.4	5.1
Total expenses	8.5%	8.0%	9.1%	8.8%	9.5%
Total expenses, including loss on extinguishment of debt and provision for taxes	8.9%	8.4%	9.3%	9.5%	9.8%

(1)	Excludes non-accrual debt investments.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of December 31, 2015 and 2014, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was 12.2% and 13.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was 10.6% and 11.6% as of December 31, 2015 and 2014, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was 10.2% and 10.8% as of December 31, 2015 and 2014, respectively.
Triangle SBIC and Triangle SBIC II are eligible to issue debentures to the SBA, which pools these with debentures of other SBICs and sells them in the capital markets at favorable interest rates, in part as a result of the guarantee of payment from the SBA. Triangle SBIC and Triangle SBIC II invest these funds in portfolio companies.

We intend to continue to operate Triangle SBIC and Triangle SBIC II as SBICs, subject to SBA approval, and have utilized the proceeds from the issuance of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.
Portfolio Composition
The total value of our investment portfolio was $977.3 million as of December 31, 2015, as compared to $887.2 million as of December 31, 2014. As of December 31, 2015, we had investments in 92 portfolio companies with an aggregate cost of $1.0 billion. As of December 31, 2014, we had investments in 91 portfolio companies with an aggregate cost of $922.1 million. As of both December 31, 2015 and 2014, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2015 and December 31, 2014, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
Royalty rights	—	—	—	—
	$1,007,349,123	100%	$977,276,716	100%
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%
Investment Activity
During the year ended December 31, 2015, we made twenty-three new investments, including recapitalizations of existing portfolio companies, totaling $361.2 million, additional debt investments in ten existing portfolio companies of $84.2 million and additional equity investments in eleven existing portfolio companies totaling $8.6 million. We had twenty-four portfolio company loans repaid at par totaling $302.1 million, which resulted in realized gains totaling $2.0 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling $32.7 million. We converted subordinated debt investments in one portfolio company into an equity investment and recognized a net realized loss on such conversion totaling $20.5 million. We wrote-off debt and equity investments in two portfolio companies and recognized realized losses on the write-offs of $18.8 million. In addition, we received proceeds related to the sales of certain equity securities of our portfolio companies totaling $21.5 million and recognized net realized gains on such sales totaling $9.8 million in the year ended December 31, 2015.

During the year ended December 31, 2014, we made twenty-eight new investments, including recapitalizations of existing portfolio companies, totaling $429.7 million, additional debt investments in eleven existing portfolio companies of $37.6 million and additional equity investments in six existing portfolio companies totaling $7.3 million. We had sixteen portfolio company loans repaid at par totaling $150.5 million, which resulted in realized gains totaling $0.8 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling $30.9 million. We converted debt investments in two portfolio companies into equity investments and recognized net realized losses on such conversions totaling $11.0 million. We wrote-off investments in five portfolio companies and recognized realized losses on the write-offs of $13.9 million. In addition, we received proceeds related to the sales of certain equity securities of our portfolio companies totaling $51.5 million and recognized net realized gains on such sales totaling $37.7 million in the year ended December 31, 2014.
Total portfolio investment activity for the years ended December 31, 2015 and 2014 was as follows:

December 31, 2015	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	340,931,692	68,863,789	42,880,571	1,252,000	—	453,928,052
Investment reclass	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(14,016,839)	(7,477,411)	—	(21,494,250)
Loan origination fees received	(5,849,587)	(1,250,000)	—	—	—	(7,099,587)
Principal repayments received	(272,219,727)	(49,554,990)	—	—	—	(321,774,717)
PIK interest earned	13,819,538	1,761,986	—	—	—	15,581,524
PIK interest payments received	(9,337,978)	(3,669,732)	—	—	—	(13,007,710)
Accretion of loan discounts	451,652	35,511	—	—	—	487,163
Accretion of deferred loan origination revenue	5,321,198	844,291	—	—	—	6,165,489
Realized gain (loss)	(28,793,224)	804,802	(2,491,600)	2,990,559	—	(27,489,463)
Unrealized gain (loss)	3,132,235	(158,640)	3,342,646	(1,559,148)	—	4,757,093
Fair value, end of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$—	$977,276,716
Weighted average yield on debt investments at end of period(1)						12.2%
Weighted average yield on total investments at end of period(1)						10.6%
Weighted average yield on total investments at end of period						10.2%

(1)	Excludes non-accrual debt investments.

December 31, 2014	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	350,468,766	84,551,106	38,924,210	632,000	—	474,576,082
Investment Reclass	3,888,934	(13,816,934)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(40,269,176)	(11,622,546)	—	(51,891,722)
Loan origination fees received	(5,806,250)	(1,667,928)	—	—	—	(7,474,178)
Principal repayments received	(169,938,002)	(201,979)	—	—	—	(170,139,981)
PIK interest earned	14,081,818	1,455,931	—	—	—	15,537,749
PIK interest payments received	(10,820,010)	—	—	—	—	(10,820,010)
Accretion of loan discounts	960,366	34,687	—	—	—	995,053
Accretion of deferred loan origination revenue	3,623,231	197,285	—	—	—	3,820,516
Realized gain (loss)	(23,219,759)	—	26,815,709	10,035,378	—	13,631,328
Unrealized gain (loss)	(17,329,645)	(1,268,686)	(13,988,138)	(12,725,435)	(73,000)	(45,384,904)
Fair value, end of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
Weighted average yield on debt investments at end of period(1)						13.0%
Weighted average yield on total investments at end of period(1)						11.6%
Weighted average yield on total investments at end of period						10.8%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2015, the fair value of our non-accrual assets was $6.9 million, which comprised 0.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was $20.4 million, which comprised 2.0% of the total cost of our portfolio. As of December 31, 2014, the fair value of our non-accrual assets was $26.9 million, which comprised 3.0% of the total fair value of our portfolio, and the cost of our non-accrual assets was $53.1 million, which comprised 5.8% of the total cost of our portfolio. Our non-accrual assets as of December 31, 2015 were as follows:
BFN Operations LLC
In September 2015, as part of a balance sheet restructuring of BFN Operations LLC, or BFN, we amended our first-out subordinated note in BFN to change the contractual interest rates from 13% cash and 4% PIK to 3% cash and 14% PIK. In addition, we amended our last-out subordinated note in BFN to change the contractual interest rates from 13% cash and 4% PIK to 0% cash and 17% PIK. In connection with the changes, we placed our last-out subordinated debt investment in BFN on non-accrual status effective with the monthly payment due September 30, 2015 and placed our first-out subordinated debt investment in BFN on PIK non-accrual status effective September 30, 2015, as discussed further below under "PIK Non-Accrual Assets." As a result, under U.S. GAAP, we no longer recognize interest income on our last-out debt investment for financial reporting purposes. In the year ended December 31, 2015, we recognized unrealized depreciation on our last-out debt investment of $2.0 million. As of December 31, 2015, the cost of our last-out debt investment in BFN was $2.0 million and the fair value of such investment was zero.

In February 2016, in connection with further restructuring activities at BFN, we placed our first-out subordinated note in BFN on full non-accrual status effective with the monthly payment due January 31, 2016.
DCWV Acquisition Corporation
In September 2015, we placed our debt investments in DCWV Acquisition Corporation, or DCWV, on non-accrual status effective with the monthly payment due September 30, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in DCWV for financial reporting purposes. In the year ended December 31, 2015, we recognized unrealized depreciation on our debt investments in DCWV of $2.2 million. As of December 31, 2015, the cost of our debt investments in DCWV was $8.4 million and the fair value of such investments was $3.4 million.
Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under generally accepted accounting principles in the United States, or U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. In the year ended December 31, 2015, we recognized total unrealized depreciation on our debt investments in Gerli of $0.1 million. As of December 31, 2015, the cost of our debt investments in Gerli was $3.4 million and the fair value was $0.8 million.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. During the year ended December 31, 2015, we recorded unrealized depreciation of $1.1 million on our debt investment in PowerDirect. As of December 31, 2015, the cost of our debt investment in PowerDirect was $6.6 million and the fair value of such investment was $2.7 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of December 31, 2015,we had debt investments in two portfolio companies (our first-out subordinated note to BFN (3% Cash, 14% PIK) and our term loan B senior note to FCL Graphics, Inc. (8.0% Cash, 2% PIK)) that were on non-accrual only with respect to the PIK interest component of the loans. As of December 31, 2015, the fair value of these debt investments was $2.2 million, or 0.2% of the total fair value of our portfolio and the cost of these debt investments was $15.4 million, or 1.5% of the total cost of our portfolio.
Results of Operations
Comparison of years ended December 31, 2015 and December 31, 2014
Investment Income
For the year ended December 31, 2015, total investment income was $121.3 million, a 16.1% increase from $104.5 million of total investment income for the year ended December 31, 2014. The increase of $16.8 million was primarily due to (i) higher average portfolio loan balances from December 31, 2014 to December 31, 2015 and (ii) an increase in non-recurring fee income of $4.8 million. These increases were partially offset by a decrease in non-recurring dividend income of $1.5 million, a $0.6 million decrease in investment income relating to non-accrual assets and a decrease in the weighted average yield on our debt investments from December 31, 2014 to December 31, 2015. Non-recurring fee income was $9.9 million for the year ended December 31, 2015, as compared to $5.0 million for the year ended December 31, 2014, and non-recurring dividend income was $5.0 million for the year ended December 31, 2015, as compared to $6.5 million for the year ended December 31, 2014.

Operating Expenses
For the year ended December 31, 2015, operating expenses increased by 16.9% to $49.7 million from $42.5 million for the year ended December 31, 2014. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the year ended December 31, 2015, interest and other financing fees increased by 26.3% to $26.8 million from $21.2 million for the year ended December 31, 2014. The increase in interest and other financing fees was related to (i) interest expense and other financing fees on our March 2022 Notes of $5.3 million for the year ended December 31, 2015, (ii) an increase in interest and other financing fees on our SBA-guaranteed debentures of $0.8 million in the year ended December 31, 2015 and (iii) an increase in interest and other financing fees on our Credit Facility of $2.1 million in the year ended December 31, 2015. These increases were partially offset by a $2.5 million decrease in interest and other financing fees related to the redemption of the 2019 Notes in the year ended December 31, 2015.
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
For the year ended December 31, 2015, general and administrative expenses increased by 7.5% to $22.9 million from $21.3 million for the year ended December 31, 2014. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) decreased to 18.9% for the year ended December 31, 2015 from 20.4% for the year ended December 31, 2014. The increase in general and administrative expenses in the year ended December 31, 2015 was primarily related to increased equity-based compensation.
Net Investment Income
As a result of the $16.8 million increase in total investment income and the $7.2 million increase in expenses, net investment income for the year ended December 31, 2015 was $71.6 million compared to net investment income of $62.0 million during the year ended December 31, 2014.
Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2015, we recognized net realized losses totaling $27.5 million, which consisted of a loss on the restructuring of one control investment totaling $20.5 million, a loss on the write-off of one control investment totaling $18.3 million and a loss on the write-off of one affiliate investment totaling $0.5 million, partially offset by net gains related to the sales/repayments of seven affiliate investments of $2.8 million and net gains on the sales/repayments of fourteen non-control/non-affiliate investments totaling $9.0 million. In addition, for the year ended December 31, 2015, we recorded net unrealized appreciation of investments totaling $5.5 million, consisting of net unrealized depreciation on our current portfolio of $21.6 million and net unrealized appreciation reclassification adjustments of $27.1 million related to the realized gains and losses noted above.
For the year ended December 31, 2014, we recognized net realized gains totaling $13.6 million, which consisted of net gains on the sales/repayments of thirteen non-control/non-affiliate investments totaling $24.1 million and gains on the sales of two affiliate equity investments of $14.4 million, offset by (i) a loss on the restructuring of one non-control/non-affiliate investment totaling $10.8 million, (ii) a loss relating to the write-off of one non-control/non-affiliate investment totaling $5.9 million, (iii) losses on the write-offs of two affiliate investments of $6.7 million, (iv) a loss on the restructuring of one control investment totaling $0.5 million and (v) a loss relating to the write-off of one control investment of $1.0 million. In addition, for the year ended December 31, 2014, we recorded net unrealized depreciation of investments totaling $44.2 million, consisting of net unrealized depreciation on our current portfolio of $31.5 million and net unrealized depreciation reclassification adjustments of $12.7 million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets from operations during the year ended December 31, 2015 was $47.9 million as compared to $28.4 million for the year ended December 31, 2014.
Comparison of years ended December 31, 2014 and December 31, 2013
Investment Income
For the year ended December 31, 2014, total investment income was $104.5 million, a 3.4% increase from $101.0 million of total investment income for the year ended December 31, 2013. The increase of $3.5 million was primarily due to (i) higher average portfolio loan balances from December 31, 2013 to December 31, 2014 and (ii) an increase in non-recurring dividend income of $2.3 million. These increases were partially offset by a decrease in non-recurring fee income of $2.0 million, a $4.2 million decrease in investment income relating to non-accrual assets and a decrease in the weighted average yield on our debt investments from December 31, 2013 to December 31, 2014. Non-recurring fee income was $5.0 million for the year ended December 31, 2014, as compared to $7.1 million for the year ended December 31, 2013, and non-recurring dividend income was $6.5 million for the year ended December 31, 2014, as compared to $4.2 million for the year ended December 31, 2013.
Operating Expenses
For the year ended December 31, 2014, operating expenses increased by 7.6% to $42.5 million from $39.5 million for the year ended December 31, 2013. Our operating expenses consist of interest and other financing fees and general and administrative expenses.
For the year ended December 31, 2014, interest and other financing fees increased by 4.7% to $21.2 million from $20.2 million for the year ended December 31, 2013. The increase in interest and other financing fees was related to an increase in interest on borrowings under our Credit Facility of $0.6 million for the year ended December 31, 2014, and an increase in interest and financing fees on our SBA-guaranteed debentures of $0.3 million for the year ended December 31, 2014.
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
For the year ended December 31, 2014, general and administrative expenses increased by 10.6% to $21.3 million from $19.3 million for the year ended December 31, 2013. In addition, our efficiency ratio (defined as general and administrative expenses as a percentage of total investment income) increased to 20.4% for the year ended December 31, 2014 from 19.1% for the year ended December 31, 2013. The increase in general and administrative expenses in the year ended December 31, 2014 was primarily related to increased equity-based compensation.
Net Investment Income
As a result of the $3.5 million increase in total investment income and the $3.0 million increase in expenses, net investment income for the year ended December 31, 2014 was $62.0 million compared to net investment income of $61.5 million during the year ended December 31, 2013.
Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2014, we recognized net realized gains totaling $13.6 million, which consisted of net gains on the sales/repayments of thirteen non-control/non-affiliate investments totaling $24.1 million and gains on the sales of two affiliate equity investments of $14.4 million, offset by (i) a loss on the restructuring of one non-control/non-affiliate investment totaling $10.8 million, (ii) a loss relating to the write-off of one non-control/non-affiliate investment totaling $5.9 million, (iii) losses on the write-offs of two affiliate investments of $6.7 million, (iv) a loss on the restructuring of one control investment totaling $0.5 million and (v) a loss relating to the write-off of one control investment of $1.0 million. In addition, for the year ended December 31, 2014 we recorded net unrealized depreciation of investments totaling $44.2 million, consisting of net unrealized depreciation on our current portfolio of $31.5 million and net unrealized depreciation reclassification adjustments of $12.7 million related to the realized gains and losses noted above.
For the year ended December 31, 2013,we realized a gain on the sale of one control equity investment of $0.7 million, a loss on the sale/repayment of one control investment of $3.0 million, gains on the sale of four affiliate equity investments of $8.3 million, a loss on the sale/repayment of one affiliate investment of $3.4 million and gains on the sales/repayments of fourteen non-control/non-affiliate equity investments totaling $15.9 million. In addition, for the year ended December 31, 2013, we recorded net unrealized appreciation of investments totaling $2.2 million, consisting of net unrealized appreciation on our current portfolio of $17.0 million and net unrealized depreciation reclassification adjustments of $14.8 million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets from operations during the year ended December 31, 2014 was $28.4 million as compared to $81.2 million for the year ended December 31, 2013.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under our Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
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
Cash Flows
For the year ended December 31, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $26.1 million. During that period, our operating activities used $31.2 million in cash, consisting primarily of new portfolio investments of $453.9 million, partially offset by repayments received from portfolio companies and proceeds from the sales of investments totaling $343.3 million. In addition, financing activities provided cash of $5.1 million, consisting primarily of net borrowings under our credit facility of $71.0 million and proceeds from the March 2022 Notes offering of $83.4 million, partially offset by redemption of the 2019 Notes of $69.0 million and cash dividends paid in the amount of $74.8 million. At December 31, 2015, we had $52.6 million of cash and cash equivalents on hand.
For the year ended December 31, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $54.5 million. During that period, our operating activities used $188.3 million in cash, consisting primarily of new portfolio investments of $474.6 million. partially offset by repayments received from portfolio companies and proceeds from the sales of investments totaling $222.0 million. In addition, financing activities provided cash of $133.8 million, consisting primarily of proceeds from a public offering of common stock of $127.7 million, borrowings under SBA-guaranteed debentures of $31.3 million and net borrowings under our credit facility of $52.5 million, offset by cash dividends paid in the amount of $74.3 million. At December 31, 2014, we had $78.8 million of cash and cash equivalents on hand.
For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents in the amount of $61.0 million. During that period, our operating activities generated $127.4 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from the sales of investments of $247.4 million, partially offset by purchases of portfolio investments of $174.3 million. In addition, financing activities used cash of $66.3 million of cash, consisting primarily of cash dividends paid in the amount of $56.7 million, voluntary prepayments of SBA-guaranteed debentures of $20.5 million, partially offset by borrowings under our credit facility of $11.6 million. At December 31, 2013, we had $133.3 million of cash and cash equivalents on hand.
Financing Transactions
Due to Triangle SBIC’s and Triangle SBIC II’s status as licensed SBICs, Triangle SBIC and Triangle SBIC II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $350.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time, without penalty. Our SBA-guaranteed debentures are collateralized by the assets of Triangle SBIC and Triangle SBIC II.
As of December 31, 2015, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one–time fee of 2.425% on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2015 was 4.02%. As of December 31, 2015, all SBA-guaranteed debentures were pooled.
In May 2015, we entered the Credit Facility, which has an initial commitment of $300.0 million supported by 14 financial institutions and replaced our $165.0 million senior secured credit facility entered into in June 2013, or the Prior Facility. The revolving period of the Credit Facility ends May 3, 2019 followed by a one-year amortization period with a final maturity date of May 3, 2020. We have the ability to borrow in both United States dollars as well as foreign currencies under the Credit Facility.
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
As of December 31, 2015, we had United States dollar borrowings of $119.0 million outstanding under the Credit Facility with an interest rate of 3.0% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.3 million in United States dollars) outstanding under the Credit Facility with an interest rate of 3.6%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a regulated investment company, or RIC, and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into new collateral documents. As of December 31, 2015, we were in compliance with all covenants of the Credit Facility.
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
In October 2012, we issued $70.0 million of December 2022 Notes and in November 2012, we issued $10.5 million of December 2022 Notes. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were $77.8 million.
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
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Exchange Act.
Distributions to Stockholders
We have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our qualification as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements for and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.
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
Our investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, we determine the fair value of our investments in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by our management with the assistance of certain third-party advisors and subsequently approved by our Board of Directors, or the Board. There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Our valuation process is led by our executive officers and managing directors. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent valuation firms, including Duff & Phelps, LLC, collectively, the “Valuation Firms,” to provide third-party reviews of certain investments, as described further below. Finally, the Board has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
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
The total number of investments and the percentage of our portfolio that we asked the Valuation Firms to perform such procedures on are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%

(1)	Exclusive of the fair value of new investments made during the quarter.
Upon completion of the Procedures, the Valuation Firms concluded that, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appeared reasonable. Our Board is ultimately responsible for determining the fair value of our investments in good faith.
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2015, the Company had unfunded commitments to provide financing to ten of its portfolio companies, as follows:

December 31, 2015
Delayed Draw Term Loans	$8,400,000
Equity Investments in Portfolio Companies	14,000,000
Private Equity Investments	3,183,626
Revolvers	5,432,788
Total Unused Commitments	$31,016,414
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2015, we were not a party to any hedging arrangements.
As of December 31, 2015, 84.7%, or $739.9 million (at cost) of our debt portfolio investments bore interest at fixed rates and 15.3%, or $134.0 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $2.7 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or, after one year, 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or, after one year, 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or, after one year, 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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
We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of December 31, 2015, we had non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.59%.
Related Party Transactions
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. "Making available significant managerial assistance" refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During the years ended December 31, 2015 and December 31, 2014, we received management and other fees totaling $0.4 million and $0.9 million, respectively, from SRC, Inc., a 100%-owned control investment, which were recognized as fee income on the Consolidated Statements of Operations.
Contractual Obligations
As of December 31, 2015, our future fixed commitments for cash payments were as follows:

	Total	2016	2017-2018	2019-2020	2021-Future
SBA-guaranteed debentures payable	$224,968,101	$7,768,101	$—	$61,390,000	$155,810,000
Interest due on SBA-guaranteed debentures payable	51,239,179	8,882,370	17,716,203	15,805,822	8,834,784
Credit Facility borrowings	131,256,669	—	—	131,256,669	—
Interest and fees on Credit Facility(1)	18,835,098	4,779,559	9,533,328	4,522,211	—
Unused commitments to extend financing	31,016,414	31,016,414	—	—	—
Notes	166,750,000	—	—	—	166,750,000
Interest on Notes	70,288,360	10,630,313	21,260,625	21,260,625	17,136,797
Operating lease payments(2)	1,465,767	416,587	861,543	187,637	—
Total	$695,819,588	$63,493,344	$49,371,699	$234,422,964	$348,531,581

(1)
Amounts represent (i) unused credit facility fees calculated at a rate of 0.375% of the unused amount, which was $168.7 million as of December 31, 2015, (ii) interest expense calculated at a rate of 3.055% of outstanding credit facility borrowings, which were approximately $131.3 million as of December 31, 2015 and (iii) annual fees of the credit facility administrative agent.

(2)
We lease our corporate office facility under an operating lease that terminates on May 31, 2019. We believe that our existing facilities will be adequate to meet our needs through 2016, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments
In February 2016, our Board granted 351,000 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $6.2 million, which will be expensed on a straight-line basis over a four year vesting period.
In February 2016, Garland S. Tucker, III, our Chairman and Chief Executive Officer, retired from his officer positions, as well as from our investment committee, and agreed to transition into a new role as a Senior Advisor. Mr. Tucker will continue to serve as the Chairman of our Board. In addition to the shares of restricted stock that are typically awarded to executive officers for their performance during the prior year, our Board, upon the recommendation of the Compensation Committee, awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service. In connection with the above actions, we will recognize approximately $5.5 million in one-time expenses in the first quarter of 2016. In his new role as Senior Advisor, Mr. Tucker will be entitled to receive an annual salary of $350,000 and will continue to participate in our employee benefits plans on the same terms and conditions as similarly-situated employees.
In September 2015, as part of a balance sheet restructuring of BFN, we placed our first-out subordinated debt investment in BFN on PIK non-accrual status effective September 30, 2015, as discussed above under "PIK Non-Accrual Assets." In February 2016, in connection with further restructuring activities at BFN, we placed our first-out subordinated note in BFN on full non-accrual status effective with the monthly payment due January 31, 2016.

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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will provide any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics. To receive a copy, please provide a written request to: Triangle Capital Corporation; Attn: Chief Compliance Officer, 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is contained under the headings "Proposal No. 1: Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2015.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is contained under the headings "Compensation Discussion and Analysis," "Executive Officer Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2015.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in Item 5 of Part II of this Annual Report, under the heading "Securities Authorized for Issuance Under our Equity Incentive Plan," and under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is contained under the headings "Certain Relationships and Related Party Transactions," "Proposal No. 1: Election of Directors" and "Corporate Governance" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2015.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is contained under the heading "Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2015.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Triangle Capital Corporation Financial Statements:
(2) Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	F-46
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2015	F-47
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

3.2
Fifth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2015 and incorporated herein by reference).

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

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant's Post-Effective Amendment No. 1 on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

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

10.3
Custody Agreement between Triangle Capital Corporation and Branch Banking and Trust Company dated January 26, 2012. (Filed as Exhibit (j)(3) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.4
Custody Services Agreement between Triangle Capital Corporation and Fifth Third Bank dated January 6, 2012. (Filed as Exhibit (j)(4) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.5
Stock Transfer Agency Agreement between Triangle Capital Corporation and Computershare, Inc. (as successor to The Bank of New York) (Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

10.6
Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant's Pre-Effective Amendment No. 1 on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).

10.7
Credit Agreement between Triangle Capital Corporation, Branch Banking and Trust Company, BB&T Capital Markets and Fifth Third Bank dated May 9, 2011 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and incorporated herein by reference).

Number	Exhibit

10.8
Supplement and Joinder Agreement between Triangle Capital Corporation, Branch Banking and Trust Company, Fifth Third Bank and Morgan Stanley Bank, N.A. dated November 1, 2011 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011 and incorporated herein by reference).

10.9
General Security Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and incorporated herein by reference).

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

10.12
First Amendment to Credit Agreement between the Registrant, as borrower and Branch Banking and Trust Company as Administrative Agent dated February 28, 2012 (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

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

Number	Exhibit
10.20
Third Amended and Restated Credit Agreement, dated May 4, 2015, among the Registrant, Branch Banking and Trust Company, ING Capital LLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Bank of North Carolina, EverBank Commercial Finance, Inc., First Tennessee Bank National Association, Newbridge Bank, Yadkin Bank, CommunityOne Bank, NA, Park Sterling Bank, Paragon Commercial Bank, Raymond James Bank, N.A. and Stifel Bank & Trust (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.21
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

10.22
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
Date: February 24, 2016

TRIANGLE CAPITAL CORPORATION

By:	/s/ E. Ashton Poole
Name: E. Ashton Poole
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ E. Ashton Poole	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2016
E. Ashton Poole

/s/ Steven C. Lilly	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	February 24, 2016
Steven C. Lilly

/s/ C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	February 24, 2016
C. Robert Knox, Jr.

/s/ Brent P. W. Burgess	Chief Investment Officer and Director	February 24, 2016
Brent P. W. Burgess

/s/ Garland S. Tucker, III	Chairman of the Board of Directors	February 24, 2016
Garland S. Tucker, III

/s/ W. McComb Dunwoody	Director	February 24, 2016
W. McComb Dunwoody

/s/ Mark M. Gambill	Director	February 24, 2016
Mark M. Gambill

/s/ Benjamin S. Goldstein	Director	February 24, 2016
Benjamin S. Goldstein

/s/ Simon B. Rich, Jr.	Director	February 24, 2016
Simon B. Rich, Jr.

/s/ Sherwood H. Smith, Jr.	Director	February 24, 2016
Sherwood H. Smith, Jr.

Triangle Capital Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2015. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2015 and 2014, the consolidated results of its operations, changes in net assets, and its cash flows, for each of the three years in the period ended December 31, 2015, and the consolidated financial highlights for each of the five years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 24, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Triangle Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Triangle Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Capital Corporation, including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2015 and our report dated February 24, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 24, 2016

Triangle Capital Corporation
Consolidated Balance Sheets

	December 31,
	2015	2014
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $795,244,907 and $717,233,688 at December 31, 2015 and 2014, respectively)	$774,238,518	$693,312,886
Affiliate investments (cost of $171,486,103 and $175,182,171 at December 31, 2015 and 2014, respectively)	177,581,965	178,935,236
Control investments (cost of $40,618,113 and $29,636,763 at December 31, 2015 and 2014, respectively)	25,456,233	14,975,000
Total investments at fair value	977,276,716	887,223,122
Cash and cash equivalents	52,615,418	78,759,026
Interest and fees receivable	4,892,146	7,409,105
Prepaid expenses and other current assets	947,068	438,861
Deferred financing fees	3,480,444	1,230,577
Property and equipment, net	105,698	108,753
Total assets	$1,039,317,490	$975,169,444
Liabilities:
Accounts payable and accrued liabilities	$7,463,514	$7,144,673
Interest payable	3,714,470	3,365,237
Taxes payable	735,498	2,506,031
Deferred income taxes	4,988,317	3,363,669
Borrowings under Credit Facility	131,256,669	62,619,883
Notes	162,142,478	145,646,224
SBA-guaranteed debentures payable	220,648,789	219,697,098
Total liabilities	530,949,735	444,342,815
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 33,375,126 and 32,950,288 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	33,375	32,950
Additional paid in capital	549,242,439	542,119,994
Investment income in excess of distributions	16,127,141	12,926,514
Accumulated realized gains (losses) on investments	(25,813,329)	12,464,699
Net unrealized depreciation of investments	(31,221,871)	(36,717,528)
Total net assets	508,367,755	530,826,629
Total liabilities and net assets	$1,039,317,490	$975,169,444
Net asset value per share	$15.23	$16.11

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$69,880,678	$62,519,733	$60,026,559
Affiliate investments	16,812,432	11,561,939	10,235,994
Control investments	446,301	165,891	180,061
Total interest income	87,139,411	74,247,563	70,442,614
Dividend income:
Non-Control / Non-Affiliate investments	4,373,803	3,071,863	3,041,843
Affiliate investments	1,122,125	3,635,813	1,109,418
Control investments	79	—	—
Total dividend income	5,496,007	6,707,676	4,151,261
Fee and other income:
Non-Control / Non-Affiliate investments	9,084,933	5,644,964	8,452,716
Affiliate investments	3,359,995	1,234,208	677,270
Control investments	400,000	901,852	10,548
Total fee and other income	12,844,928	7,781,024	9,140,534
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	10,911,656	12,157,132	12,661,244
Affiliate investments	4,669,868	3,368,546	4,335,276
Control investments	—	12,071	23,975
Total payment-in-kind interest income	15,581,524	15,537,749	17,020,495
Interest income from cash and cash equivalent investments	224,743	237,671	273,461
Total investment income	121,286,613	104,511,683	101,028,365
Operating expenses:
Interest and other financing fees	26,754,001	21,180,153	20,234,583
General and administrative expenses	22,903,509	21,315,182	19,264,885
Total operating expenses	49,657,510	42,495,335	39,499,468
Net investment income	71,629,103	62,016,348	61,528,897
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	9,002,793	7,396,233	15,882,401
Affiliate investments	2,314,896	7,732,820	4,828,062
Control investments	(38,807,152)	(1,497,725)	(2,290,919)
Net realized gains (losses)	(27,489,463)	13,631,328	18,419,544
Net unrealized appreciation (depreciation):
Investments	3,132,443	(45,234,198)	1,811,265
Foreign currency borrowings	2,363,214	1,071,236	404,408
Net unrealized appreciation (depreciation)	5,495,657	(44,162,962)	2,215,673
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	(21,993,806)	(30,531,634)	20,635,217
Loss on extinguishment of debt	(1,394,017)	—	(412,673)
Provision for taxes	(384,028)	(3,122,266)	(539,561)
Net increase in net assets resulting from operations	$47,857,252	$28,362,448	$81,211,880
Net investment income per share — basic and diluted	$2.16	$2.08	$2.23
Net increase in net assets resulting from operations per share — basic and diluted	$1.44	$0.95	$2.94
Dividends/distributions per share:
Regular quarterly dividends/distributions	$2.16	$2.16	$2.16
Supplemental dividends/distributions	0.20	0.40	—
Total dividends/distributions	$2.36	$2.56	$2.16
Weighted average number of shares outstanding — basic and diluted	33,234,319	29,775,099	27,576,302

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation)
	Number of Shares	Par Value					Total Net Assets
Balance, January 1, 2013	27,284,798	$27,285	$403,322,097	$6,783,161	$1,972,940	$5,229,761	$417,335,244
Net investment income	—	—	—	61,528,897	—	—	61,528,897
Stock-based compensation	—	—	3,980,708	—	—	—	3,980,708
Realized gain (loss) on investments	—	—	—	—	18,419,544	(14,783,919)	3,635,625
Net unrealized gains on investments / foreign currency	—	—	—	—	—	16,999,592	16,999,592
Loss on extinguishment of debt	—	—	—	(412,673)	—	—	(412,673)
Provision for taxes	—	—	—	(539,561)	—	—	(539,561)
Return of capital and other tax related adjustments	—	—	(1,159,313)	886,426	272,887	—	—
Dividends/distributions declared	103,255	103	2,899,710	(59,635,515)	—	—	(56,735,702)
Issuance of restricted stock	309,430	309	(309)	—	—	—	—
Balance, December 31, 2013	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
Net investment income	—	—	—	62,016,348	—	—	62,016,348
Stock-based compensation	—	—	5,840,464	—	—	—	5,840,464
Realized gain (loss) on investments	—	—	—	—	13,631,328	(12,675,593)	955,735
Net unrealized losses on investments / foreign currency	—	—	—	—	—	(31,487,369)	(31,487,369)
Provision for taxes	—	—	—	(3,122,266)	—	—	(3,122,266)
Return of capital and other tax related adjustments	—	—	(898,637)	3,105,980	(2,207,343)	—	—
Dividends/distributions declared	123,943	124	3,017,820	(57,684,283)	(19,624,657)	—	(74,290,996)
Public offering of common stock	4,945,000	4,945	127,725,669	—	—	—	127,730,614
Issuance of restricted stock	282,630	282	(282)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(98,768)	(98)	(2,607,933)	—	—	—	(2,608,031)
Balance, December 31, 2014	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
Net investment income	—	—	—	71,629,103	—	—	71,629,103
Stock-based compensation	—	—	6,989,341	—	—	—	6,989,341
Realized gain (loss) on investments	—	—	—	—	(27,489,463)	27,062,153	(427,310)
Net unrealized losses on investments / foreign currency	—	—	—	—	—	(21,566,496)	(21,566,496)
Loss on extinguishment of debt	—	—	—	(1,394,017)	—	—	(1,394,017)
Provision for taxes	—	—	—	(384,028)	—	—	(384,028)
Return of capital and other tax related adjustments	—	—	(1,039,969)	3,585,623	(2,545,654)	—	—
Dividends/distributions declared	179,075	179	3,725,998	(70,236,054)	(8,242,911)	—	(74,752,788)
Expenses related to public offering of common stock		—	(54,967)				(54,967)
Issuance of restricted stock	360,840	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(115,077)	(115)	(2,497,597)	—	—	—	(2,497,712)
Balance, December 31, 2015	33,375,126	$33,375	$549,242,439	$16,127,141	$(25,813,329)	$(31,221,871)	$508,367,755

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$47,857,252	$28,362,448	$81,211,880
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(453,928,052)	(474,576,082)	(174,320,204)
Repayments received/sales of portfolio investments	343,268,967	222,031,703	247,354,440
Loan origination and other fees received	7,099,587	7,474,178	2,150,794
Net realized (gains) losses on investments	27,489,463	(13,631,328)	(18,419,544)
Net unrealized (appreciation) depreciation on investments	(4,757,093)	45,384,904	(3,983,185)
Net unrealized appreciation on foreign currency borrowings	(2,363,214)	(1,071,236)	(404,408)
Deferred income taxes	1,624,648	(150,707)	2,171,920
Payment-in-kind interest accrued, net of payments received	(2,573,814)	(4,717,739)	(4,977,824)
Amortization of deferred financing fees	2,162,562	1,655,923	1,547,332
Loss on extinguishment of debt	1,394,017	—	412,673
Accretion of loan origination and other fees	(6,165,489)	(3,820,516)	(3,890,192)
Accretion of loan discounts	(487,163)	(995,053)	(1,484,751)
Accretion of discount on SBA-guaranteed debentures payable	188,295	184,595	180,632
Depreciation expense	60,244	48,363	40,151
Stock-based compensation	6,989,341	5,840,464	3,980,708
Changes in operating assets and liabilities:
Interest and fees receivable	2,516,959	(2,153,345)	(2,605,582)
Prepaid expenses and other current assets	(508,207)	442,439	(428,421)
Accounts payable and accrued liabilities	318,841	(349,255)	1,088,358
Interest payable	349,233	347,592	(118,929)
Taxes payable	(1,770,533)	1,441,487	(2,146,445)
Net cash provided by (used in) operating activities	(31,234,156)	(188,251,165)	127,359,403
Cash flows from investing activities:
Purchases of property and equipment	(57,189)	(96,591)	(45,141)
Net cash used in investing activities	(57,189)	(96,591)	(45,141)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	—	31,310,000	—
Repayments of SBA-guaranteed debentures payable	—	—	(20,500,000)
Borrowings under credit facility	215,000,000	92,469,873	11,625,654
Repayments of borrowings under credit facility	(144,000,000)	(40,000,000)	—
Proceeds from notes	83,372,640	—	—
Redemption of notes	(69,000,000)	—	—
Financing fees paid	(2,919,436)	(809,024)	(700,291)
Net proceeds (expenses) related to public offerings of common stock	(54,967)	127,730,614	—
Common stock withheld for taxes upon vesting of restricted stock	(2,497,712)	(2,608,031)	—
Cash dividends/distributions paid	(74,752,788)	(74,290,996)	(56,735,702)
Net cash provided by (used in) financing activities	5,147,737	133,802,436	(66,310,339)
Net increase (decrease) in cash and cash equivalents	(26,143,608)	(54,545,320)	61,003,923
Cash and cash equivalents, beginning of year	78,759,026	133,304,346	72,300,423
Cash and cash equivalents, end of year	$52,615,418	$78,759,026	$133,304,346
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,021,114	$18,330,991	$17,980,390
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$3,726,177	$3,017,944	$2,899,813
See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	$13,559,977	$13,559,977
		Class A Units (1,500,000 units)		1,500,000	2,282,000
			13,819,514	15,059,977	15,841,977

ADCS Clinics, LLC (2%)*	Operator of Dermatology Clinics	Subordinated Note (11% Cash, 2% PIK, Due 05/20)	10,042,719	9,848,836	9,848,836
			10,042,719	9,848,836	9,848,836

Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	13,089,478	12,931,506	12,931,506
		Common Units (1,250 units)		1,250,000	2,527,000
			13,089,478	14,181,506	15,458,506

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	2,774,000
				630,134	2,774,000

All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (10.5% Cash, Due 12/19)	4,950,000	4,832,848	4,832,848
		Units (34,732 units)		122,000	122,000
			4,950,000	4,954,848	4,954,848

All Metro Health Care Services, Inc. (3%)*	Home Care Service Provider	Subordinated Note (10% Cash, 2% PIK, Due 03/20)	17,350,000	16,998,931	17,350,000
			17,350,000	16,998,931	17,350,000

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Notes (10% Cash, 2% PIK, Due 06/19)	23,470,748	23,215,930	23,215,930
		Class A Units (2,129,032 units)		2,129,032	2,398,000
			23,470,748	25,344,962	25,613,930

Audio and Video Labs Holdings, Inc. (2%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Notes (12% Cash, 2% PIK, Due 06/18)	10,508,029	10,397,618	10,397,618
		Common Stock (138 shares)		1,300,000	1,823,000
			10,508,029	11,697,618	12,220,618

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,044,171	3,972,207	3,972,207
			4,044,171	3,972,207	3,972,207

Baker Hill Acquisition, LLC (3%)*	Loan Origination Software Solutions Provider	Subordinated Notes (11.5% Cash, Due 03/21)	13,500,000	13,304,441	13,304,441
		Limited Partner Interest		1,498,500	1,498,500
			13,500,000	14,802,941	14,802,941

BFN Operations LLC (1%)*	Wholesale Grower and Distributor of Shrubs, Trees and Plants	First-Out Subordinated Note (3% Cash, 14% PIK, Due 06/18)(5)	15,473,803	14,162,530	2,162,000
		Last-Out Subordinated Note (17% PIK, Due 06/18)(6)	2,107,700	1,957,027	—
			17,581,503	16,119,557	2,162,000

Cafe Enterprises, Inc. (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,407,440	12,227,662	12,227,662
		Series C Preferred Stock (10,000 shares)		1,000,000	1,354,000
			12,407,440	13,227,662	13,581,662

Capital Contractors, Inc. (1%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 12/16)	9,843,542	9,684,660	6,725,000
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,176,660	6,725,000

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,021,875	14,721,875	14,721,875
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,021,875	16,221,875	16,221,875

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	644,000
				119,735	644,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	$18,201,610	$17,854,853	$17,854,853
		Common Shares (1,000 shares)		1,000,000	1,000,000
			18,201,610	18,854,853	18,854,853

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	9,999,618	9,962,287	9,336,000
		Class A Units (22,561 units)		906,604	1,845,000
			9,999,618	10,868,891	11,181,000

Community Intervention Services, Inc. (3%)*	Provider of Behavioral Health Services	Subordinated Note (10% Cash, 3% PIK, Due 01/21)	15,567,011	15,278,382	15,278,382
			15,567,011	15,278,382	15,278,382

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,349,955	15,349,955
		Preferred Stock (703 shares)		554,458	708,000
		Common Stock (1,000,000 shares)		100,000	563,000
			15,505,583	16,004,413	16,620,955

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (10% Cash, 4% PIK, Due 04/16)	10,676,571	10,676,571	10,676,571
		Warrant (263 shares)		276,100	—
			10,676,571	10,952,671	10,676,571

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CPC Acquisition Corp. (3%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,427,013	7,427,013
		Subordinated Note (10% Cash, 1% PIK, Due 10/22)	3,757,187	3,720,583	3,720,583
		Subordinated Note (14% PIK, Due 10/22)	3,850,625	3,814,021	3,814,021
		Class A Units (1,081 units)		1,500,000	1,500,000
			15,107,812	16,461,617	16,461,617

CWS Acquisition Corp. (0%)*	Manufacturer of Custom Windows and Sliding Doors	1,500,000 Class A Units		1,500,000	1,500,000
				1,500,000	1,500,000

Danville Materials, LLC (4%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 10/20)	7,237,000	7,159,943	7,237,000
		Subordinated Note (10% Cash, 2% PIK, Due 10/20)	9,537,517	9,446,012	9,537,517
		Common Units (45,492 units)		82,593	1,733,000
			16,774,517	16,688,548	18,507,517

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	792,000
				1,000,000	792,000

DialogDirect, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	24,435,667	24,237,485	20,871,000
			24,435,667	24,237,485	20,871,000

DLC Acquisition, LLC (8%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	21,614,062	21,260,181	21,260,181
		Senior Note (10% Cash, 2% PIK, Due 12/20)	18,612,068	18,352,068	18,352,068
			40,226,130	39,612,249	39,612,249

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,382,324	7,298,289	7,298,289
		Series A Units (600,000 units)		600,000	523,000
			7,382,324	7,898,289	7,821,289

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,499,451	9,411,489	9,065,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	149,000
			9,499,451	11,376,304	9,214,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	680,000
				285,000	680,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (5.2% Cash, Due 09/16)	$1,030,253	$1,030,253	$677,000
		Senior Note (8.0% Cash, 2% PIK, Due 09/16)(5)	1,244,804	1,207,439	—
			2,275,057	2,237,692	677,000

Flowchem Ltd. (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	1,968,000
				782,356	1,968,000

FrontStream Holdings, LLC (3%)*	Payment and Donation Management Product Service Provider	Subordinated Note (13.0% Cash, Due 12/20)	13,375,000	13,232,718	13,232,718
		Series C-2 Preferred Shares (500 shares)		500,000	500,000
			13,375,000	13,732,718	13,732,718

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 07/18)	8,462,629	8,392,051	6,603,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,142,051	6,603,000

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,133,074	13,133,074	14,333,074
			13,133,074	13,133,074	14,333,074

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	26,000
				500,000	26,000

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,667,050	22,295,430	22,295,430
			22,667,050	22,295,430	22,295,430

Hatch Chile Co., LLC (0%)*	Food Products Distributor	Unit Purchase Warrant (7,817 units)		295,800	1,412,000
				295,800	1,412,000

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		1,148,222	1,286,000
				1,148,222	1,286,000

HTC Borrower, LLC (5%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	25,349,458	25,014,420	25,014,420
			25,349,458	25,014,420	25,014,420

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Notes (10% Cash, 5.5% PIK, Due 12/16)	9,644,469	9,620,276	9,620,276
		Membership Interest Purchase Warrant (3%)		853,500	—
			9,644,469	10,473,776	9,620,276

KT Capital Partners, L.P. (0%)*	Multi-Sector Holdings	Subordinated Notes (10% PIK)	740,740	374,000	740,740
		Subordinated Note (3.3% PIK)	160,044	81,000	160,044
		4.2% Limited Partnership Interest		380,000	769,000
			900,784	835,000	1,669,784

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,630,000
		Common Units (30,000 units)		30,000	2,461,000
				1,500,000	5,091,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,519,844	6,519,844
		Membership Units (1,216,204 units)		1,176,957	1,059,000
			6,545,455	7,696,801	7,578,844

Micross Solutions LLC (5%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	23,701,971	23,555,773	23,555,773
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,264,000
			23,701,971	25,575,466	24,819,773

Motor Vehicle Software Corporation (4%)*	Provider of EVR Services	Subordinated Note (10% Cash, 1% PIK, Due 03/21)	20,066,150	19,680,009	19,680,009
		Class A Units (1,000,000 units)		1,064,960	1,064,960
			20,066,150	20,744,969	20,744,969

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,563,000
				2,000,000	1,563,000

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		727,348	1,163,000
				727,348	1,163,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.25% PIK, Due 07/21)	$20,405,104	$20,051,228	$18,346,000
		Limited Partnership Interest		2,267,211	1,829,000
			20,405,104	22,318,439	20,175,000

On Event Services, LLC (5%)*	Equipment Rentals	Subordinated Notes (10% Cash, 2% PIK, Due 06/20)	21,841,967	21,146,202	21,146,202
		Warrant to Purchase Units (5.4%)		1,252,000	1,870,000
		Option to Acquire Warrants		—	385,000
			21,841,967	22,398,202	23,401,202

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	22,644,852	22,259,848	22,259,848
		Class A Preferred Units (15,000 units)		1,500,000	1,735,000
		Class A Common Units (15,000 units)		—	777,000
			22,644,852	23,759,848	24,771,848

Performance Health & Wellness Holdings, Inc. (1%)*	Rehabilitation and Wellness Products	Class A Limited Partnership Units (15,000 units)		1,500,000	3,533,000
				1,500,000	3,533,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	8,766,784	6,627,482	2,728,000
		Common Unit Purchase Warrants		590,200	—
			8,766,784	7,217,682	2,728,000

Radiant Logistics, Inc. (3%)*	Freight Logistics	Subordinated Note (12% Cash, Due 04/21)	15,000,000	14,726,935	14,726,935
			15,000,000	14,726,935	14,726,935

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (2%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	6,697,070	6,568,541	6,568,541
		Series A Preferred Units (39 units)		3,654,253	3,654,253
			6,697,070	10,222,794	10,222,794

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,296,140	1,241,000
				1,296,140	1,241,000

Specialized Desanders, Inc. (3%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,917,841	12,064,469
		Class C Partnership Units (2,000,000 units)		1,937,421	2,954,000
			16,110,043	17,855,262	15,018,469

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,416,107	10,252,530	10,252,530
		Limited Partner Interest		925,000	1,207,000
			10,416,107	11,177,530	11,459,530

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	14,495,790	14,257,521	14,257,521
		Limited Partnership Units (500,000 units)		500,000	488,000
			14,495,790	14,757,521	14,745,521

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,469,046	14,240,038	14,240,038
		Class A Units (1,400,000 units)		1,400,000	1,823,000
			14,469,046	15,640,038	16,063,038

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,753,000
				638,260	2,753,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	2,654,000
				333,994	2,654,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	$12,626,565	$12,283,998	$11,143,000
		Class A Common Units (177,935 units)		1,999,989	—
		Class A-1 Common Units (18,818 units)		137,324	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	—
			12,626,565	15,259,428	11,143,000

Water Pik, Inc. (6%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	33,288,781	32,836,296	32,836,296
			33,288,781	32,836,296	32,836,296

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,556,636	13,556,636
		Class A Units (2,000 units)		2,000,000	2,148,000
			13,822,500	15,556,636	15,704,636

Women's Marketing, Inc. (3%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)	16,309,508	15,983,508	15,983,508
		Class A Common Units (16,300 units)		1,630,000	1,630,000
			16,309,508	17,613,508	17,613,508

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	1,975,000
				3,000,000	1,975,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Note (9% Cash, Due 08/20)	19,500,000	18,972,078	18,972,078
		Limited Partner Interest		3,496,500	2,202,000
			19,500,000	22,468,578	21,174,078

Subtotal Non–Control / Non–Affiliate Investments			741,520,527	795,244,907	774,238,518

Affiliate Investments:
All Aboard America! Holdings Inc. (4%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	15,084,735	14,953,191	14,953,191
		Membership Units in LLC		2,300,782	5,024,000
			15,084,735	17,253,973	19,977,191

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/17)	7,229,980	7,186,235	7,186,235
		Membership Units (8,364 units)		620,653	3,872,000
			7,229,980	7,806,888	11,058,235

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	11,339,706	11,323,440	11,323,440
		Common Stock (84 shares)		502,320	199,000
			11,339,706	11,825,760	11,522,440

Consolidated Lumber Company LLC (3%)*	Lumber Yard Operator	Senior Note (10% Cash, 2% PIK, Due 09/20)	14,611,092	14,332,445	14,332,445
		Class A Units (15,000 units)		1,500,000	1,500,000
			14,611,092	15,832,445	15,832,445

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,595,727	3,558,804	3,558,804
		Class A Membership Interest (17,308 units)		1,107,692	795,000
			3,595,727	4,666,496	4,353,804

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	416,000
				1,000,000	416,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,683,049	9,592,545	9,592,545
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,683,049	16,192,545	16,420,259

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
GenPref LLC (0%)*	Lab Testing Services	7.0% LLC Interest		$23,162	$16,400
				23,162	16,400

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	367,000
		Common B Units (3,000 units)		23,140	1,807,000
		Common A Units (1,652 units)		14,993	995,000
				250,000	3,169,000

NB Products, Inc. (7%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$20,722,083	20,327,140	20,327,140
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,263,250	4,126,030	4,126,030
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	8,525,000
		Common Stock (1,668,691 shares)		333,738	3,997,000
			24,985,333	32,408,556	36,975,170

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 4% PIK, Due 04/19)	20,075,580	19,799,092	18,612,000
		Series A Preferred Stock (5,344 shares)		5,343,953	1,191,000
		Class A Common Stock (107,416 shares)		26,854	—
			20,075,580	25,169,899	19,803,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (28 units)		5,500,000	5,500,000
				5,500,000	5,500,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 03/17)	11,252,123	11,252,123	11,252,123
		Common Units (50 units)		500,000	400,000
			11,252,123	11,752,123	11,652,123

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,823,862	9,633,898	9,633,898
		Preferred Units (1,685,357 units)		1,685,357	1,427,000
			9,823,862	11,319,255	11,060,898

UCS Super HoldCo LLC (0%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	300,000
		Participation Interest		2,000,000	—
				3,000,000	300,000

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Shares (90,000 shares)		900,000	446,000
		Common Shares (10,000 shares)		100,000	—
				1,000,000	446,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	743,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	743,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	8,336,000
				—	8,336,000

Subtotal Affiliate Investments			127,681,187	171,486,103	177,581,965

Control Investments:
CRS Reprocessing, LLC (3%)*	Fluid Reprocessing Services	Senior Notes (3.9% Cash, Due 06/16)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (10.5% Cash, Due 06/16)	6,192,464	6,192,464	6,192,464
		Series F Preferred Units (705,321 units)		9,134,807	5,221,000
		Common Units (15,174 units)		—	—
			9,135,233	18,270,040	14,356,233

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 09/17)(6)	$250,833	$250,000	$250,000
		Subordinated Note (12% Cash, 3% PIK, Due 09/17)(6)	6,945,991	6,178,633	3,117,000
		Jr. Subordinated Note (15% PIK, Due 09/17)(6)	2,097,611	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			9,294,435	9,628,633	3,367,000

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 12/15)(6)	569,452	375,000	375,000
		Subordinated Note (8.5% Cash, Due 12/15)(6)	4,499,250	3,000,000	437,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,068,702	4,491,440	812,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	6,921,000
				8,228,000	6,921,000

Subtotal Control Investments			23,498,370	40,618,113	25,456,233

Total Investments, December 31, 2015 (192%)*			$892,700,084	$1,007,349,123	$977,276,716

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	$12,892,286	$12,699,948	$12,699,948
		Common Units (1,250 units)		1,250,000	2,253,000
			12,892,286	13,949,948	14,952,948

AGM Automotive, LLC (5%)*	Auto Industry Interior Components Supplier	Subordinated Note (10% Cash, 3% PIK, Due 07/19)	25,583,924	25,139,063	25,139,063
		Class A Units (1,500,000 units)		1,500,000	2,858,000
			25,583,924	26,639,063	27,997,063

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Notes (10% Cash, 2% PIK, Due 06/19)	23,000,000	22,679,661	22,679,661
		Class A Units (2,129,032 units)		2,129,032	2,367,000
			23,000,000	24,808,693	25,046,661

Assurance Operations Corporation (0%)*	Metal Fabrication	Common Stock (517 shares)		516,867	1,102,000
				516,867	1,102,000

Audio and Video Labs Holdings, Inc. (3%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Notes (12% Cash, 2% PIK, Due 06/18)	13,540,605	13,356,317	13,356,317
		Common Stock (138 shares)		1,300,000	1,653,000
			13,540,605	14,656,317	15,009,317

BFN Operations LLC (3%)*	Wholesale Grower and Distributor of Container Grown Shrubs, Trees and Plants	Subordinated Note (13% Cash, 4% PIK, Due 03/16)	18,274,695	17,996,182	15,768,000
			18,274,695	17,996,182	15,768,000

Botanical Laboratories, Inc. (0%)*	Nutritional Supplement Manufacturing and Distribution	Common Stock Warrants (998,680 shares)		237,301	240,000
				237,301	240,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,189,999	11,974,291	11,974,291
		Series C Preferred Stock (10,000 shares)		1,000,000	1,000,000
			12,189,999	12,974,291	12,974,291

Capital Contractors, Inc. (2%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (12% Cash, 2% PIK, Due 12/15) (5)	9,761,380	9,543,757	6,648,000
		Common Stock Warrants (20 shares)		492,000	—
			9,761,380	10,035,757	6,648,000

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	411,000
				119,735	411,000

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	10,000,000	9,956,076	9,956,076
		Class A Units (22,561 units)		906,604	2,163,000
			10,000,000	10,862,680	12,119,076

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,299,494	15,299,494
		Preferred Stock (703 shares)		554,458	547,000
		Common Stock (1,000,000 shares)		100,000	—
			15,505,583	15,953,952	15,846,494

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (9% Cash, 5% PIK Due 04/15)	10,258,619	10,249,950	10,249,950
		Warrant (263 shares)		276,100	119,000
			10,258,619	10,526,050	10,368,950

CP Power Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Senior Note (3.7% cash, Due 06/15)	1,140,000	1,140,000	1,140,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,057,486	13,206,015	6,974,000
		Subordinated Note (12% Cash, 2% PIK, Due 11/15)(6)	14,217,209	12,705,812	3,755,000
		Series C Preferred Units (30 units)		288,342	—
		Common Unit Warrant (1,406 units)		1,759,556	—
		Series D Preferred Units (16 units)		107,074	—
		Series E Preferred Units (5 units)		31,651	—
			29,414,695	29,238,450	11,869,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Acquisition Corp. (3%)*	Manufacturer of Custom Windows and Sliding Doors	Subordinated Note (11% Cash, 2% PIK, Due 01/20)	$16,238,028	$15,975,521	$15,975,521
		1,500,000 Class A Units		1,500,000	1,500,000
			16,238,028	17,475,521	17,475,521

Danville Materials, LLC (2%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 12/18)	8,000,000	7,867,746	7,867,746
		Common Units (45,492 units)		500,000	669,000
			8,000,000	8,367,746	8,536,746

Data Source, Inc. (1%)*	Print Supply Chain Management Services	Subordinated Note (12% Cash, 2% PIK, Due 01/18)	4,865,035	4,758,855	4,758,855
		Common Units (47,503 units)		1,000,000	986,000
			4,865,035	5,758,855	5,744,855

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Subordinated Note (12% Cash, 3% PIK, Due 09/17) (5)	6,518,211	6,166,804	3,260,000
		Series A Preferred Equity (500 shares)		500,000	—
			6,518,211	6,666,804	3,260,000

DialogDirect, Inc. (4%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	24,067,084	23,835,050	23,835,050
			24,067,084	23,835,050	23,835,050

DLC Acquisition, LLC (4%)*	Staffing Firm	Senior Note (10% Cash, Due 07/19)	21,750,000	21,315,528	21,315,528
			21,750,000	21,315,528	21,315,528

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,236,264	7,127,844	7,127,844
		Series A Units (600,000 units)		600,000	336,000
			7,236,264	7,727,844	7,463,844

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4% PIK, Due 07/18)	7,376,429	7,262,454	5,578,000
		Common Stock (18,029 shares)		183,562	—
		Preferred Stock A (1,596 shares)		1,596,126	—
			7,376,429	9,042,142	5,578,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	487,000
				285,000	487,000

FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (4.7% Cash, Due 09/16)	1,196,615	1,196,615	1,002,000
		Senior Note (7.8% Cash, 2% PIK, Due 09/16) (5)	1,219,837	1,207,439	—
			2,416,452	2,404,054	1,002,000

Flowchem Ltd. (2%)*	Provider of Support Services to Crude Oil Pipeline Operators	Subordinated Note (11% Cash, 2% PIK, Due 06/19)	7,917,430	7,784,193	7,784,193
		Common Units (1,000,000 units)		1,000,000	1,125,000
			7,917,430	8,784,193	8,909,193

FrontStream Payments, Inc. (2%)*	Payment and Donation Management Product Service Provider	Senior Note (12% Cash, 2% PIK, Due 08/18)	11,561,375	11,388,555	11,388,555
			11,561,375	11,388,555	11,388,555

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,368,102	4,200,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
			8,462,629	8,618,102	4,200,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/17)	12,613,686	12,613,686	10,127,000
			12,613,686	12,613,686	10,127,000

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gilchrist & Soames, Inc. (7%)*	Manufacturer of Personal Care Products	Subordinated Debt (10% Cash, 1.5% PIK, Due 11/19)	$35,064,167	$34,539,167	$34,539,167
			35,064,167	34,539,167	34,539,167

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,213,179	21,794,748	21,794,748
			22,213,179	21,794,748	21,794,748

Hatch Chile Co., LLC (1%)*	Food Products Distributor	Subordinated Note (19% Cash, Due 11/18)	2,953,125	2,936,635	2,936,635
		Subordinated Note (14% Cash, Due 11/18)	3,234,375	3,043,787	3,043,787
		Unit Purchase Warrant (7,817 units)		295,800	506,000
			6,187,500	6,276,222	6,486,422

Hickman's Egg Ranch, Inc. (3%)*	Egg Producer	Subordinated Note (12% Cash, Due 06/19)	15,049,229	14,771,894	14,771,894
			15,049,229	14,771,894	14,771,894

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	Limited Partnership Interest		705,243	796,000
				705,243	796,000

Huron, Inc. (3%)*	Parts Supplier to Automotive Industry	Subordinated Note (10% Cash, 3% PIK, Due 08/18)	13,750,964	13,689,208	13,689,208
			13,750,964	13,689,208	13,689,208

Infrastructure Corporation of America, Inc. (3%)*	Roadway Maintenance, Repair and Engineering Services	Subordinated Note (12% Cash, 2% PIK, Due 09/18)	11,421,569	10,184,728	11,422,000
		Common Stock Purchase Warrant (487,877 shares)		2,411,000	2,525,000
			11,421,569	12,595,728	13,947,000

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Notes (13% Cash, 2.5% PIK, Due 12/16)	8,604,721	8,470,664	8,470,664
		Membership Interest Purchase Warrant (3%)		853,500	760,000
			8,604,721	9,324,164	9,230,664

IOS Acquisitions, Inc. (4%)*	Inspections and Repair Services for Oil Industry	Subordinated Note (12% Cash, 3.3% PIK, Due 06/18)	20,205,519	19,931,514	19,931,514
		Common Units (7,314 Class A Units)		1,699,847	1,664,000
			20,205,519	21,631,361	21,595,514

Justrite Manufacturing Company, LLC (3%)*	Storage Product Developer and Supplier for Hazardous Materials	Subordinated Note (10% Cash, 2% PIK, Due 07/19)	14,777,458	14,591,250	14,591,250
		Class A Common Units (1,268 units)		118,110	155,000
		Class A Preferred Units (132 units)		131,890	171,000
			14,777,458	14,841,250	14,917,250

Library Systems & Services, LLC (0%)*	Municipal Business Services	Common Unit Warrants (112 units)		58,995	2,322,000
				58,995	2,322,000

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,297,000
		Common Units (30,000 units)		30,000	1,513,000
				1,500,000	3,810,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,474,409	6,474,409
		Membership Units (1,216,204 units)		1,176,957	1,465,000
			6,545,455	7,651,366	7,939,409

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	16,800,137	16,606,535	16,606,535
		Class A-2 Common Units (1,979,524 units)		2,019,693	2,019,693
			16,800,137	18,626,228	18,626,228

Minco Technology Labs, LLC (1%)*	Semiconductor Distribution	Subordinated Note (6.5% Cash, 3.5% PIK, Due 12/16) (6)	6,342,724	5,484,627	5,000,000
		Class A Units (5,000 HoldCo. units)		500,000	—
		Class A Units (3,907 OpCo. units)		3,907	—
			6,342,724	5,988,534	5,000,000

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,886,000
				2,000,000	1,886,000

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	Limited Partnership Interest		243,519	243,519
				243,519	243,519

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
On Event Services, LLC (2%)*	Equipment Rentals	Subordinated Note (10% Cash, 2% PIK, Due 01/19)	$9,946,213	$9,782,913	$9,782,913
			9,946,213	9,782,913	9,782,913

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Subordinated Note (10% Cash, Due 11/19)	22,942,500	22,495,703	22,495,703
		Class A Preferred Units (15,000 units)		1,500,000	1,500,000
		Class A Common Units (15,000 units)		—	—
			22,942,500	23,995,703	23,995,703
Performance Health & Wellness Holdings, Inc. (2%)*	Rehabilitation and Wellness Products	Subordinated Note (12% Cash, 1% PIK, Due 04/19)	6,735,850	6,592,236	6,648,000
		Class A Limited Partnership Units (15,000 units)		1,500,000	3,304,000
			6,735,850	8,092,236	9,952,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	7,535,807	6,613,149	3,778,000
		Common Unit Purchase Warrants		590,200	—
			7,535,807	7,203,349	3,778,000

Sheplers, Inc. (2%)*	Western Apparel Retailer	Subordinated Note (13.2% Cash, Due 12/16)	8,750,000	8,645,362	8,645,362
		Subordinated Note (10% Cash, 7% PIK, Due 12/17)	4,625,067	4,590,571	4,590,571
			13,375,067	13,235,933	13,235,933

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		725,083	725,083
				725,083	725,083

Specialized Desanders, Inc. (4%)* (4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,874,586	14,384,427
		Class C Capital Units (2,000,000 units)		1,937,421	5,131,000
			16,110,043	17,812,007	19,515,427

Stella Environmental Services, LLC (0%)*	Waste Transfer Stations	Common Stock Purchase Warrants (2,500 shares)		20,000	1,787,000
				20,000	1,787,000

TACH Holdings, Inc. (f/k/a Trinity Consultants Holdings, Inc.) (3%)*	Air Quality Consulting Services	Subordinated Note (10% Cash, 3% PIK, Due 08/20)	15,174,201	15,050,945	15,050,945
		Series A1 Preferred Stock (10,000 units)		—	104,000
		Common Stock (50,000 units)		50,000	932,000
			15,174,201	15,100,945	16,086,945

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,105,217	9,912,146	9,912,146
		Limited Partner Interest		999,000	1,129,000
			10,105,217	10,911,146	11,041,146

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	15,042,126	14,753,871	14,753,871
		Limited Partnership Units (500,000 units)		500,000	500,000
			15,042,126	15,253,871	15,253,871

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,108,034	13,837,735	13,837,735
		Class A Units (1,400,000 units)		1,400,000	1,400,000
			14,108,034	15,237,735	15,237,735

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,928,000
				638,260	2,928,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	1,395,000
				333,994	1,395,000

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,870,825	12,288,416	12,288,416
		Class A Common Units (177,935 units)		1,999,989	861,000
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	202,000
			12,870,825	15,263,846	13,488,416

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Shares (90,000 shares)		$900,000	$1,215,000
		Common Shares (10,000 shares)		100,000	—
				1,000,000	1,215,000

Water Pik, Inc. (2%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$8,315,789	8,014,819	8,014,819
			8,315,789	8,014,819	8,014,819

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	9,500,000	9,299,238	9,299,238
		Class A Units (2,000 units)		2,000,000	2,303,000
			9,500,000	11,299,238	11,602,238

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	2,084,000
				3,000,000	2,084,000

Yellowstone Landscape Group, Inc. (4%)*	Landscaping Services	Subordinated Note (10% Cash, 2.5% PIK, Due 02/19)	20,377,350	20,431,075	20,577,000
			20,377,350	20,431,075	20,577,000

Subtotal Non–Control / Non–Affiliate Investments			678,546,053	717,233,688	693,312,886

Affiliate Investments:
All Aboard America! Holdings Inc. (3%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	14,633,379	14,442,239	14,442,239
		Membership Units in LLC		2,185,492	2,207,492
			14,633,379	16,627,731	16,649,731

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/16)	7,084,969	7,069,614	7,069,614
		Membership Units (8,364 units)		620,653	936,000
			7,084,969	7,690,267	8,005,614

AP Services, Inc. (0%)*	Fluid Sealing Supplies and Services	Class A Units (933 units)		1,486	2,394
		Class B Units (496 units)		—	1,272
				1,486	3,666

Asset Point, LLC (2%)*	Asset Management Software Provider	Senior Note (11.3% Cash, 4.8% PIK, Due 03/15)	7,990,174	7,990,172	7,990,172
		Subordinated Note (12% Cash, 2% PIK, Due 07/15)	656,310	656,310	656,310
		Membership Units (1,000,000 units)		8,203	—
		Options to Purchase Membership Units (342,407 units)		500,000	204,000
		Membership Unit Warrants (356,506 units)		—	—
			8,646,484	9,154,685	8,850,482

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (9.5% Cash, Due 02/20)	16,872,635	16,715,906	16,715,906
		Class A Units (80,000 units)		737,468	1,719,000
			16,872,635	17,453,374	18,434,906

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 4% PIK, Due 06/17)	10,889,763	10,813,037	10,035,000
		Common Stock (84 shares)		502,320	40,000
			10,889,763	11,315,357	10,075,000

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,453,055	3,394,913	3,394,913
		Class A Membership Interest (17,308 units)		1,107,692	1,107,692
			3,453,055	4,502,605	4,502,605

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	324,000
				1,000,000	324,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	8,633,927	8,513,033	8,513,033
		Class A Redeemable Preferred Units (10.5% Cash) (189,744 units)		3,772,762	4,405,000
		Class B Redeemable Preferred Units (13,333 units)		309,524	1,537,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			8,633,927	14,227,319	14,455,033

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Halcyon Healthcare, LLC (3%)*	Provider of Hospice Services	Subordinated Note (11% Cash, Due 10/19)	$11,500,000	$11,278,779	$11,278,779
		Preferred Interests (2,000,000 interests)		2,000,000	2,000,000
			11,500,000	13,278,779	13,278,779

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Jr. Subordinated Notes (8% Cash, 2% PIK, Due 04/17)	762,829	754,197	754,197
		Preferred Units (233 units)		211,867	333,000
		Common B Units (3,000 units)		23,140	1,108,000
		Common A Units (1,652 units)		14,993	610,000
			762,829	1,004,197	2,805,197

PCX Aerostructures, LLC (5%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 3% PIK, Due 04/19)	19,425,333	19,087,302	19,087,302
		Series A Preferred Stock (5,344 shares)		5,343,953	5,343,953
		Class A Common Stock (107,416 shares)		26,854	26,854
			19,425,333	24,458,109	24,458,109

Playhaven, LLC (4%)*	Mobile Game Advertising Network	Senior Note (9.5% Cash, 2.5% PIK, Due 09/19)	21,918,134	20,712,285	20,712,285
		Class A Common Units (999,999 units)		869,999	869,999
		Class C Common Units (1 unit)		5,001	5,001
			21,918,134	21,587,285	21,587,285

QC Holdings, Inc. (0%)*	Lab Testing Services	Common Stock (5,594 shares)		563,602	470,000
				563,602	470,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 03/18)	10,697,064	10,670,076	10,670,076
		Common Units (50 units)		500,000	162,000
			10,697,064	11,170,076	10,832,076

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,972,212	9,742,396	9,742,396
		Preferred Units (1,685,357 units)		1,685,357	1,685,357
			9,972,212	11,427,753	11,427,753

UCS Super HoldCo LLC (1%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	1,000,000
		Participation Interest		2,000,000	2,000,000
				3,000,000	3,000,000

Venture Technology Groups, Inc. (0%)*	Fluid and Gas Handling Products Distributor	Subordinated Note (12.5% Cash, 4% PIK, Due 09/16) (6)	320,365	234,545	225,000
			320,365	234,545	225,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	1,727,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	1,727,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,823,000
				—	7,823,000

Subtotal Affiliate Investments			144,810,149	175,182,171	178,935,236

Control Investments:

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 07/15) (6)	500,193	375,000	375,000
		Subordinated Note (8.5% Cash, Due 07/15) (6)	4,131,520	3,000,000	543,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			4,631,713	4,491,440	918,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2014

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
PartsNow!, LLC (1%)*	Printer Parts Distributor	Subordinated Note (12% Cash, 3% PIK, Due 08/17) (6)	$12,545,858	$11,487,784	$6,233,000
		Preferred Membership Units (4,000,000 units)		4,000,000	—
		Common Member Units (1,500,000 units)		1,429,539	—
		Royalty Rights		—	—
			12,545,858	16,917,323	6,233,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	7,824,000
				8,228,000	7,824,000

Subtotal Control Investments			17,177,571	29,636,763	14,975,000

Total Investments, December 31, 2014 (167%)*			$840,533,773	$922,052,622	$887,223,122

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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
The Company currently operates as a closed–end, non–diversified investment company and has elected to be treated as a BDC under the 1940 Act. The Company is internally managed by its executive officers under the supervision of its Board of Directors (the "Board"). The Company does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals.

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
Reclassifications
Certain reclassifications have been made in the financial highlights for the years ended December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011 in order to conform to current presentation. The Company had historically presented the ratio of total expenses to average net assets exclusive of loss on extinguishment of debt. Beginning in 2015, this ratio is presented including loss on extinguishment of debt.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
The Company’s investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, the Company determines the fair value of its investments in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by the management of the Company with the assistance of certain third-party advisors and subsequently approved by the Board. There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
The Company’s valuation process is led by the Company’s executive officers and managing directors. The Company’s valuation process begins with a quarterly review of each investment in the Company’s investment portfolio by the Company’s executive officers and investment committee. Valuations of each portfolio security are then prepared by the Company’s investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under the Company’s valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer of the Company. Generally, any investment that is valued below cost is subjected to review by one of the Company’s executive officers. After the peer review is complete, the Company engages two independent, third party valuation firms, including Duff & Phelps, LLC, collectively the “Valuation Firms,” to provide third-party reviews of certain investments, as described further below. Finally, the Board has the responsibility for reviewing and approving, in good faith, the fair value of the Company’s investments in accordance with the 1940 Act.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2013	17	23%
June 30, 2013	13	27%
September 30, 2013	14	28%
December 31, 2013	14	21%
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%

(1)	Exclusive of the fair value of new investments made during the quarter.
Upon completion of the Procedures, the Valuation Firms concluded that, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appeared reasonable. The Board is ultimately responsible for determining the fair value of the Company’s investments in good faith.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s significant debt and equity securities at December 31, 2015 and December 31, 2014 are summarized as follows:

December 31, 2015:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$654,323,995	Income Approach	Required Rate of Return	9.5% – 25.0%	13.5%
			Leverage Ratio	1.5x – 7.2x	4.3x
			Adjusted EBITDA	$1.6 million – $72.6 million	$20.7 million
Subordinated debt and 2nd lien notes	—	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 5.5x	4.6x
			Adjusted EBITDA	$0.9 million – $2.2 million	$1.7 million
Senior debt and 1st lien notes	132,929,264	Income Approach	Required Rate of Return	3.8% – 16.0%	11.2%
			Leverage Ratio	0.0x – 7.2x	3.4x
			Adjusted EBITDA	$2.6 million – $10.1 million	$6.8 million
Equity shares and warrants	142,809,369	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	7.1x
			Adjusted EBITDA	$0.9 million – $72.6 million	$12.8 million
			Revenue Multiple	4.0x – 4.0x	4.0x
			Revenues	$83.2 million – $83.2 million	$83.2 million

(1)	Certain investments with a total fair value of $47,214,088 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

December 31, 2014:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$599,378,024	Income Approach	Required Rate of Return	8.3% – 30.0%	14.0%
			Leverage Ratio	1.3x – 8.1x	4.2x
			Adjusted EBITDA	$1.5 million – $74.8 million	$18.3 million
Subordinated debt and 2nd lien notes	29,000,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.5x – 6.0x	5.4x
			Adjusted EBITDA	$1.0 million – $7.5 million	$4.6 million
Senior debt and 1st lien notes	115,252,247	Income Approach	Required Rate of Return	3.7% – 16.0%	12.1%
			Leverage Ratio	0.0x – 9.0x	3.2x
			Adjusted EBITDA	$1.5 million – $8.1 million	$5.4 million
Equity shares and warrants	106,746,851	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	6.6x
			Adjusted EBITDA	$1.0 million – $74.8 million	$12.1 million
			Revenue Multiple	1.3x – 4.0x	3.4x
			Revenues	$9.6 million – $76.2 million	$62.7 million
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both December 31, 2015 and 2014, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2015 and December 31, 2014, the Company’s largest single portfolio company investment represented approximately 4.0% and 3.9%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The Company’s investments carry a number of risks including, but not limited to: (i) investing in lower middle market companies which have a limited operating history and financial resources, (ii) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors and (iii) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.
As of December 31, 2015, $681.5 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility (the “Credit Facility”) and $357.8 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.
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
Investments Denominated in Foreign Currency
As of both December 31, 2015 and December 31, 2014, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
Dividends and Distributions
Dividends and distributions to common stockholders are approved by the Board and the dividend payable is recorded on the ex-dividend date.

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
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2015:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	DRIP	Total
February 27, 2013	March 13, 2013	March 27, 2013	$0.54	$14,072,000	$797,000	$14,869,000
May 29, 2013	June 12, 2013	June 26, 2013	0.54	14,115,000	773,000	14,888,000
August 28, 2013	September 11, 2013	September 25, 2013	0.54	14,140,000	792,000	14,932,000
November 27, 2013	December 11, 2013	December 24, 2013	0.54	14,409,000	538,000	14,947,000
Total 2013 dividends and distributions			$2.16	$56,736,000	$2,900,000	$59,636,000
February 24, 2014	March 12, 2014	March 26, 2014	$0.54	$14,499,000	$554,000	$15,053,000
February 12, 2014	March 5, 2014	March 26, 2014	0.15	4,029,000	153,000	4,182,000
May 14, 2014	June 11, 2014	June 25, 2014	0.54	14,535,000	538,000	15,073,000
February 12, 2014	May 28, 2014	June 25, 2014	0.15	4,006,000	181,000	4,187,000
August 27, 2014	September 10, 2014	September 24, 2014	0.54	17,120,000	634,000	17,754,000
August 27, 2014	September 10, 2014	September 24, 2014	0.05	1,586,000	59,000	1,645,000
November 26, 2014	December 10, 2014	December 24, 2014	0.54	16,947,000	823,000	17,770,000
November 26, 2014	December 10, 2014	December 24, 2014	0.05	1,569,000	76,000	1,645,000
Total 2014 dividends and distributions			$2.56	$74,291,000	$3,018,000	$77,309,000
February 25, 2015	March 11, 2015	March 25, 2015	$0.54	$17,163,000	$760,000	$17,923,000
February 25, 2015	March 11, 2015	March 25, 2015	0.05	1,589,000	70,000	1,659,000
May 27, 2015	June 10, 2015	June 24, 2015	0.54	17,156,000	792,000	17,948,000
May 27, 2015	June 10, 2015	June 24, 2015	0.05	1,588,000	73,000	1,661,000
August 26, 2015	September 9, 2015	September 23, 2015	0.54	17,067,000	898,000	17,965,000
August 26, 2015	September 9, 2015	September 23, 2015	0.05	1,580,000	83,000	1,663,000
November 25, 2015	December 9, 2015	December 23, 2015	0.54	17,033,000	961,000	17,994,000
November 25, 2015	December 9, 2015	December 23, 2015	0.05	1,577,000	89,000	1,666,000
Total 2015 dividends and distributions			$2.36	$74,753,000	$3,726,000	$78,479,000

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
2. Investments
Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
Royalty rights	—	—	—	—
	$1,007,349,123	100%	$977,276,716	100%
December 31, 2014:
Subordinated debt and 2nd lien notes	$703,800,176	76%	$660,377,024	74%
Senior debt and 1st lien notes	116,654,301	13	115,252,247	13
Equity shares	92,384,676	10	103,132,851	12
Equity warrants	9,213,469	1	8,461,000	1
Royalty rights	—	—	—	—
	$922,052,622	100%	$887,223,122	100%
During the year ended December 31, 2015, the Company made twenty-three new investments, including recapitalizations of existing portfolio companies, totaling approximately $361.2 million, additional debt investments in ten existing portfolio companies of approximately $84.2 million and additional equity investments in eleven existing portfolio companies totaling approximately $8.6 million. During the year ended December 31, 2014, the Company made twenty-eight new investments, including recapitalizations of existing portfolio companies, totaling approximately $429.7 million, additional debt investments in eleven existing portfolio companies of approximately $37.6 million and additional equity investments in six existing portfolio companies totaling approximately $7.3 million. During the year ended December 31, 2013, the Company made eleven new investments, including recapitalizations of existing portfolio companies, totaling approximately $137.6 million, additional debt investments in fourteen existing portfolio companies of approximately $33.4 million and additional equity investments in six existing portfolio companies totaling approximately $3.3 million.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of December 31, 2015 and December 31, 2014, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$699,125,083	$699,125,083
Senior debt and 1st lien notes	—	—	132,929,264	132,929,264
Equity shares	—	—	141,555,369	141,555,369
Equity warrants	—	—	3,667,000	3,667,000
Royalty rights	—	—	—	—
	$—	$—	$977,276,716	$977,276,716

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$660,377,024	$660,377,024
Senior debt and 1st lien notes	—	—	115,252,247	115,252,247
Equity shares	—	—	103,132,851	103,132,851
Equity warrants	—	—	8,461,000	8,461,000
Royalty rights	—	—	—	—
	$—	$—	$887,223,122	$887,223,122
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	340,931,692	68,863,789	42,880,571	1,252,000	—	453,928,052
Investment reclass	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(14,016,839)	(7,477,411)	—	(21,494,250)
Loan origination fees received	(5,849,587)	(1,250,000)	—	—	—	(7,099,587)
Principal repayments received	(272,219,727)	(49,554,990)	—	—	—	(321,774,717)
PIK interest earned	13,819,538	1,761,986	—	—	—	15,581,524
PIK interest payments received	(9,337,978)	(3,669,732)	—	—	—	(13,007,710)
Accretion of loan discounts	451,652	35,511	—	—	—	487,163
Accretion of deferred loan origination revenue	5,321,198	844,291	—	—	—	6,165,489
Realized gain (loss)	(28,793,224)	804,802	(2,491,600)	2,990,559	—	(27,489,463)
Unrealized gain (loss)	3,132,235	(158,640)	3,342,646	(1,559,148)	—	4,757,093
Fair value, end of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$—	$977,276,716

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Year Ended December 31, 2014:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$514,467,575	$45,968,765	$79,935,246	$23,928,603	$73,000	$664,373,189
New investments	350,468,766	84,551,106	38,924,210	632,000	—	474,576,082
Investment reclass	3,888,934	(13,816,934)	11,715,000	(1,787,000)	—	—
Proceeds from sales of investments	—	—	(40,269,176)	(11,622,546)	—	(51,891,722)
Loan origination fees received	(5,806,250)	(1,667,928)	—	—	—	(7,474,178)
Principal repayments received	(169,938,002)	(201,979)	—	—	—	(170,139,981)
PIK interest earned	14,081,818	1,455,931	—	—	—	15,537,749
PIK interest payments received	(10,820,010)	—	—	—	—	(10,820,010)
Accretion of loan discounts	960,366	34,687	—	—	—	995,053
Accretion of deferred loan origination revenue	3,623,231	197,285	—	—	—	3,820,516
Realized gain (loss)	(23,219,759)	—	26,815,709	10,035,378	—	13,631,328
Unrealized gain (loss)	(17,329,645)	(1,268,686)	(13,988,138)	(12,725,435)	$(73,000)	(45,384,904)
Fair value, end of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $16.1 million during the year ended December 31, 2015 were related to portfolio company investments that were still held by the Company as of December 31, 2015. Pre-tax net unrealized gains on investments of $40.9 million during the year ended December 31, 2014 were related to portfolio company investments that were still held by the Company as of December 31, 2014.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the year ended December 31, 2015, the Company made investments of approximately $446.6 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the year ended December 31, 2015, the Company made investments of $7.3 million in companies to which it was previously committed to provide the financial support. During the year ended December 31, 2014, the Company made investments of approximately $473.9 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the year ended December 31, 2014, the Company made investments of $0.7 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

3. Borrowings
The Company had the following borrowings outstanding as of December 31, 2015 and December 31, 2014:

Issuance/Pooling Date	Maturity Date	Interest Rate as of December 31, 2015	December 31, 2015	December 31, 2014
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 14, 2010 (LMI Debenture)	March 1, 2016	2.508%	7,768,101	7,579,806
Less: Deferred financing fees			(4,319,312)	(5,082,708)
Total SBA-Guaranteed Debentures			$220,648,789	$219,697,098
Credit Facility:
May 4, 2015	May 3, 2020	3.055%	$131,256,669	$62,619,883
Total Credit Facility			$131,256,669	$62,619,883
Notes:
March 2, 2012	March 15, 2019	—	$—	$69,000,000
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	—
Less: Deferred financing fees			(4,607,522)	(3,853,776)
Total Notes			$162,142,478	$145,646,224
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
Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of December 31, 2015, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC is $150.0 million and by a group of SBICs under common control is $350.0 million. As of December 31, 2015, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $75.0 million in face amount of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2015 and December 31, 2014 were 4.02% and 4.03%, respectively. As of both December 31, 2015 and December 31, 2014, all SBA-guaranteed debentures were pooled.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2015 and December 31, 2014, the carrying amounts of SBA-guaranteed debentures were approximately $220.6 million and $219.7 million, respectively. As of December 31, 2015 and December 31, 2014, the fair values of the SBA-guaranteed debentures were approximately $230.2 million and $230.4 million, respectively.
Credit Facility
In May 2015, the Company entered into the Credit Facility. The Credit Facility, which has an initial commitment of $300.0 million supported by 14 financial institutions, replaced the Company's $165.0 million senior secured credit facility entered into in June 2013 (the "Prior Facility"). The revolving period of the Credit Facility ends May 3, 2019 followed by a one-year amortization period with a final maturity date of May 3, 2020. The Company has the ability to borrow foreign currencies under the Credit Facility.
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
Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or, after one year, 1.50% if the Company receives an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or, after one year, 2.50% if the Company receives an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or, after one year, 2.50% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. The Company pays a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments,which was included with interest and other financing fees on the Company's Consolidated Statements of Operations. Borrowings under the Credit Facility were also limited to a borrowing base, which included certain cash and a portion of eligible debt investments.
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
As of December 31, 2015, the Company had United States dollar borrowings of $119.0 million outstanding under the Credit Facility with an interest rate of 3.0% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.3 million United States dollars) outstanding under the credit facility with an interest rate of 3.59%. The borrowings denominated in Canadian dollars are translated into United States dollars

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the credit facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2014, the Company had United States dollar borrowings of $48.0 million outstanding under the Credit Facility with an interest rate of 2.91% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($14.6 million United States dollars) outstanding under the credit facility with an interest rate of 4.03%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2015, and December 31, 2014, the fair values of the borrowings outstanding under the Credit Facility were $131.3 million and $62.6 million, respectively.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of December 31, 2015, the Company was in compliance with all covenants of the Credit Facility.
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
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of December 31, 2015 and December 31, 2014, the carrying amount of the December 2022 Notes was $78.4 and $78.2, respectively. As of December 31, 2015 and December 31, 2014, the fair values of the December 2022 Notes were $80.2 million and $81.4 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of December 31, 2015, the carrying amount of the March 2022 Notes was $83.7 million. As of December 31, 2015, the fair value of the March 2022 Notes was $88.0 million. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. As of December 31, 2015, the Company was in compliance with all covenants of the Notes.
4. Income Taxes
The Company has elected to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its qualification as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2015, 2014 and 2013 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
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
Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2015, 2014 and 2013, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

	December 31,
	2015	2014	2013
Additional paid in capital	$(1,039,969)	$(898,637)	$(1,159,313)
Investment income in excess of distributions	$3,585,623	$3,105,980	$886,426
Accumulated realized gains on investments	$(2,545,654)	$(2,207,343)	$272,887

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2012-2015), and has concluded that the provision for uncertain tax positions in the Company's financial statements is necessary.
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
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Ordinary income	$68,413,242	$55,169,255	$57,920,707
Distributions of long-term capital gains	8,242,911	20,453,065	508,982
Distributions on a tax basis	$76,656,153	$75,622,320	$58,429,689

Under Section 852(b)(3)(C) of the Code, the Company hereby designates the above distributions of long-term capital gains as capital gain dividends for the fiscal year ended December 31, 2015.
The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, the Company will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. For the year ended December 31, 2015, December 31, 2014 and December 31, 2013 the Company did not elect to designate retained net capital gains as deemed distributions.
At December 31, 2015, 2014 and 2013, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
	2015	2014	2013
Undistributed net investment income	$19,826,302	$16,652,596	$9,870,670
Accumulated capital gains (losses)	(30,555,004)	8,542,229	18,321,413
Other permanent differences relating to the Company's formation	1,975,543	1,975,543	1,975,543
Other temporary differences	(3,695,494)	(1,603,918)	(1,032,839)
Unrealized appreciation (depreciation)	(28,459,406)	(36,892,765)	7,586,753
Components of distributable earnings at year end	$(40,908,059)	$(11,326,315)	$36,721,540

Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. Capital losses realized under current law will carry forward retaining their classification as long-term or short-term losses. As of December 31, 2015, the Company had $30.6 million of long-term capital losses which will not expire.
For federal income tax purposes, the cost of investments owned at December 31, 2015 and 2014 was approximately $1,010.6 million and $927.7 million, respectively.
5. Equity-Based and Other Compensation Plans
The Board and stockholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 2,400,000 shares of the Company’s Common Stock authorized for issuance. Under the Plan, the Board (or compensation committee, if delegated administrative authority by the Board) may award stock options, restricted stock or other stock based incentive awards to executive officers, employees and directors. Equity-based awards granted under the Plan to independent directors generally will vest over a one-year period and equity-based awards granted under the Plan to executive officers and employees generally will vest ratably over a four-year period.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The following table presents information with respect to the Plan for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	662,965	$25.87	592,173	$23.80	290,198	$18.52
Shares granted during the period	360,840	$21.82	282,630	$26.09	309,430	$28.66
Shares vested during the period	(245,689)	$24.31	(211,838)	$21.78	(7,455)	$20.12
Unvested shares, end of period	778,116	$24.10	662,965	$25.87	592,173	$23.80
In the years ended December 31, 2015, 2014 and 2013, the Company recognized equity-based compensation expense of approximately $7.0 million, $5.8 million and $4.0 million, respectively. This expense is included in general and administrative expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2015, there was approximately $12.6 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 1.8 years.
The Board has adopted a nonqualified deferred compensation plan covering the Company’s executive officers and key employees. Any compensation deferred and the Company’s contributions will earn a return based on the returns on certain investments designated by the Compensation Committee of the Board. Participants are 100% vested in amounts deferred under the deferred compensation plan and the earnings thereon. Contributions to the plan and earnings thereon vest ratably over a four-year period.
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
6. Transactions with Controlled Companies
On January 9, 2014, the Company converted its debt investments in SRC, Inc. into common stock. After giving effect to this conversion, the Company owned 100% of SRC, Inc.'s outstanding common stock. During the year ended December 31, 2015 and December 31, 2014, the Company received management and other fees from SRC, Inc. totaling $400,000 and $900,000 respectively. These fees were recognized as fee income in the Company's Consolidated Statements of Operations.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of commitments to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2015, the Company had unfunded commitments to provide financing to ten of its portfolio companies as follows:

December 31, 2015
Delayed Draw Term Loans	$8,400,000
Equity Investments in Portfolio Companies	14,000,000
Private Equity Investments	3,183,626
Revolvers	5,432,788
Total Unused Commitments	$31,016,414
The Company’s headquarters is leased under an agreement that expires on May 31, 2019. Rent expense for the years ended December 31, 2015, 2014 and 2013 was approximately $407,000, $398,000 and $288,000 respectively, and the rent commitments as of December 31, 2015 are as follows:

Year ending December 31,	Rent Commitment
2016	$416,587
2017	425,971
2018	435,571
2019	187,637
Total	$1,465,766

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

8. Financial Highlights

	Year Ended December 31,
	2015	2014	2013	2012	2011
Per share data:
Net asset value at beginning of period	$16.11	$16.10	$15.30	$14.68	$12.09
Net investment income(1)	2.16	2.08	2.23	2.16	2.07
Net realized gain (loss) on investments(1)	(0.83)	0.46	0.67	0.25	0.56
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	0.17	(1.48)	0.08	(0.11)	0.33
Total increase from investment operations(1)	1.50	1.06	2.98	2.30	2.96
Dividends paid to stockholders from net investment income	(2.11)	(1.88)	(2.14)	(2.02)	(1.77)
Dividends paid to stockholders from realized gains	(0.25)	(0.68)	(0.02)	—	—
Total dividends paid	(2.36)	(2.56)	(2.16)	(2.02)	(1.77)
Taxes paid on deemed distribution of long-term capital gains	—	—	—	(0.09)	(0.02)
Common stock offerings	—	1.49	—	0.54	1.61
Stock-based compensation(1)	0.01	—	(0.03)	(0.08)	(0.04)
Shares issued pursuant to Dividend Reinvestment Plan	0.03	0.04	0.04	0.05	0.03
Loss on extinguishment of debt(1)	(0.04)	—	(0.01)	(0.03)	(0.01)
Provision for taxes(1)	(0.01)	(0.10)	(0.02)	(0.02)	(0.05)
Other(2)	(0.01)	0.08	—	(0.03)	(0.12)
Net asset value at end of period	$15.23	$16.11	$16.10	$15.30	$14.68
Market value at end of period(3)	$19.11	$20.29	$27.65	$25.49	$19.12
Shares outstanding at end of period	33,375,126	32,950,288	27,697,483	27,284,798	22,774,726
Net assets at end of period	$508,367,755	$530,826,629	$445,792,130	$417,335,244	$334,286,955
Average net assets	$524,579,829	$482,679,489	$434,926,009	$406,869,811	$270,041,765
Ratio of total operating expenses, including loss on extinguishment of debt and provision for taxes, to average net assets	9.81%	9.45%	9.30%	8.38%	8.86%
Ratio of net investment income to average net assets	13.65%	12.85%	14.15%	14.17%	15.00%
Portfolio turnover ratio	37.62%	29.21%	25.96%	26.65%	10.80%
Total return(4)	5.82%	(17.36)%	16.95%	43.88%	9.95%
Supplemental Data:
Efficiency ratio(5)	18.88%	20.40%	19.07%	18.03%	18.88%

(1)	Weighted average basic per share data.

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2015. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total investment income	$30,779,570	$27,824,904	$30,843,445	$31,838,694
Net investment income	17,769,579	16,166,185	18,517,996	19,175,343
Net increase in net assets resulting from operations	8,353,942	12,175,588	17,872,372	9,455,350
Net investment income per share	$0.54	$0.49	$0.56	$0.58
	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total investment income	$24,038,945	$24,939,766	$24,875,770	$30,657,202
Net investment income	13,843,341	14,658,348	15,416,638	18,098,021
Net increase in net assets resulting from operations	12,502,499	24,194,338	(8,812,327)	477,938
Net investment income per share	$0.50	$0.53	$0.51	$0.55
10. Subsequent Events
In February 2016, the Board granted 351,000 restricted shares of the Company’s common stock to certain employees. These restricted shares had a total grant date fair value of approximately $6.2 million, which will be expensed on a straight-line basis over a four year vesting period.
In February 2016, Garland S. Tucker, III, the Chairman and Chief Executive Officer of the Company, retired from his officer positions with the Company and all of its affiliates, as well as from the Company's investment committee, and agreed to transition into a new role as a Senior Advisor to the Company. Mr. Tucker will continue to serve as the Chairman of the Board. In addition to the shares of restricted stock that the Company typically awards to its executive officers for their performance during the prior year, the Board, upon the recommendation of the Compensation Committee, awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service to the Company. In connection with the above actions, the Company will recognize approximately $5.5 million in one-time expenses in the first quarter of 2016. In his new role as Senior Advisor, Mr. Tucker will be entitled to receive an annual salary of $350,000 and will continue to participate in the Company's employee benefits plans on the same terms and conditions as similarly-situated employees.
In September 2015, as part of a balance sheet restructuring of BFN Operations LLC, or "BFN", the Company placed its first-out subordinated debt investment in BFN on PIK non-accrual status effective September 30, 2015. In February 2016, in connection with further restructuring activities at BFN, the Company placed its first-out subordinated note in BFN on full non-accrual status effective with the monthly payment due January 31, 2016.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited the consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015. We have also audited the consolidated financial highlights for each of the five years in the period ended December 31, 2015, and have issued our report thereon dated February 24, 2016 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in the Index at Item 15(a)(2) of this Form 10-K. The Schedule 12-14 is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 24, 2016

Schedule 12-14

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year Ended December 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2015 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (3.9% Cash)	$73,248	$—	$2,942,769	$—	$2,942,769
	Split Collateral Term Loans (10.5% Cash)	237,971	—	6,192,464	—	6,192,464
	Series F Preferred Units (705,321 units)	—	—	8,707,740	3,486,740	5,221,000
	Common Units (15,174 units)	—	—	—	—	—
		311,219	—	17,842,973	3,486,740	14,356,233

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)	—	—	250,000	—	250,000
	Subordinated Note (12% Cash, 3% PIK)	135,161	—	3,958,000	841,000	3,117,000
	Jr. Subordinated Note (15% PIK)	—	—	2,000,000	2,000,000	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—
	100% Common Shares	—	—	—	—	—
		135,161	—	6,208,000	2,841,000	3,367,000

Gerli & Company	Subordinated Note (13% Cash)	—	375,000	—	—	375,000
	Subordinated Note (8.5% Cash)	—	543,000	—	106,000	437,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	918,000	—	106,000	812,000

PartsNow!, LLC	Subordinated Note (15% PIK)	—	6,233,000	—	6,233,000	—
	Preferred Membership Units (5,650,000 units)	—	—	1,650,000	1,650,000	—
	Common Member Units (1,500,000 units)	—	—	—	—	—
	Royalty Rights	—	—	—	—	—
		—	6,233,000	1,650,000	7,883,000	—

SRC, Inc.	Common Stock (5,000 shares)	400,000	7,824,000	—	903,000	6,921,000
		400,000	7,824,000	—	903,000	6,921,000

Total Control Investments		846,380	14,975,000	25,700,973	15,219,740	25,456,233

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	2,386,375	14,442,239	510,952	—	14,953,191
	Membership Units in LLC	—	2,207,492	2,816,508	—	5,024,000
		2,386,375	16,649,731	3,327,460	—	19,977,191

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 2% PIK)	1,086,318	7,069,614	216,258	99,637	7,186,235
	Membership Units (8,364 units)	—	936,000	2,936,000	—	3,872,000
		1,086,318	8,005,614	3,152,258	99,637	11,058,235

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2015 Value
AP Services, Inc.	Class A Units (933 units)	—	2,394	27,702	30,096	—
	Class B Units (496 units)	—	1,272	—	1,272	—
		—	3,666	27,702	31,368	—

Asset Point, LLC	Senior Note (11.3% Cash, 4.8% PIK)	$1,364,999	$7,990,172	$434,841	$8,425,013	$—
	Subordinated Note (12% Cash, 2% PIK)	93,770	656,310	13,395	669,705	—
	Membership Units (1,000,000 units)	—	—	1,084,714	1,084,714	—
	Options to Purchase Membership Units (342,407 units)	—	204,000	296,000	500,000	—
	Membership Unit Warrants (356,506 units)	—	—	99,450	99,450	—
		1,458,769	8,850,482	1,928,400	10,778,882	—

Captek Softgel International, Inc.	Subordinated Note (9.5% Cash)	2,040,295	16,715,906	156,729	16,872,635	—
	Class A Units (80,000 units)	—	1,719,000	1,205,260	2,924,260	—
		2,040,295	18,434,906	1,361,989	19,796,895	—

CIS Secure Computing, Inc.	Subordinated Note (12% Cash, 4% PIK)	1,870,228	10,035,000	1,288,440	—	11,323,440
	Common Stock (84 shares)	—	40,000	159,000	—	199,000
		1,870,228	10,075,000	1,447,440	—	11,522,440

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	837,903	—	21,682,445	7,350,000	14,332,445
	Class A Units (15,000 units)	—	—	1,500,000	—	1,500,000
		837,903	—	23,182,445	7,350,000	15,832,445

DPII Holdings, LLC	Senior Note (12% Cash, 4% PIK)	591,910	3,394,913	163,891	—	3,558,804
	Class A Membership Interest (17,308 units)	—	1,107,692	—	312,692	795,000
		591,910	4,502,605	163,891	312,692	4,353,804

Dyson Corporation	Common Units (1,000,000 units)	—	324,000	92,000	—	416,000
		—	324,000	92,000	—	416,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	1,512,152	8,513,033	1,122,369	42,857	9,592,545
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	483,492	4,405,000	161,904	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	1,537,000	123,810	—	1,660,810
	Class C Redeemable Preferred Units (25,846 units)		—	600,000	—	600,000
	Class A Common Units (43,077 units)	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—
		1,995,644	14,455,033	2,008,083	42,857	16,420,259

GenPref LLC	7.0% LLC Interest	—	470,000	147,840	601,440	16,400
		—	470,000	147,840	601,440	16,400

Halcyon Healthcare, LLC	Subordinated Note (10% Cash)	1,292,495	11,278,779	221,221	11,500,000	—
	Preferred Interests (2,000,000 interests)	—	2,000,000	259,413	2,259,413	—
		1,292,495	13,278,779	480,634	13,759,413	—

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2015 Value
Main Street Gourmet, LLC	Jr. Subordinated Note (8% Cash, 2% PIK)	82,261	754,197	23,357	777,554	—
	Preferred Units (233 units)	—	333,000	34,000	—	367,000
	Common B Units (3,000 units)	—	1,108,000	699,000	—	1,807,000
	Common A Units (1,652 units)	—	610,000	385,000	—	995,000
		82,261	2,805,197	1,141,357	777,554	3,169,000

Minco Technology Labs, LLC	Subordinated Note (6.5% Cash, 3.5% PIK)	$180,818	$—	$5,665,445	$5,665,445	$—
	Class A Units (5,000 HoldCo. units)	—	—	—	—	—
	Class A Units (3,907 OpCo. units)	—	—	—	—	—
		180,818	—	5,665,445	5,665,445	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	2,774,835	—	20,327,140	—	20,327,140
	Jr. Subordinated Note (10% PIK)	362,550	—	4,126,030	—	4,126,030
	Series A Redeemable Senior Preferred Stock (7,839 shares)	156,779	—	8,525,000	—	8,525,000
	Common Stock (1,668,691 shares)	—	—	3,997,000	—	3,997,000
		3,294,164	—	36,975,170	—	36,975,170

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 4% PIK)	2,919,187	19,087,302	711,790	1,187,092	18,612,000
	Series A Preferred Stock (5,344 shares)	—	5,343,953	—	4,152,953	1,191,000
	Class A Common Stock (107,416 shares)	—	26,854	—	26,854	—
		2,919,187	24,458,109	711,790	5,366,899	19,803,000

Playhaven, LLC	Senior Note (9.5% Cash, 2.5% PIK)	2,098,065	20,712,285	2,534,778	23,247,063	—
	Class A Common Units (999,999 units)	—	869,999	464,000	1,333,999	—
	Class C Common Units (1 unit)	—	5,001	—	5,001	—
		2,098,065	21,587,285	2,998,778	24,586,063	—

Team Waste, LLC	Preferred Units (28 units)	55,000	—	5,500,000	—	5,500,000
		55,000	—	5,500,000	—	5,500,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	1,914,191	10,670,076	582,047	—	11,252,123
	Common Units (50 units)	—	162,000	238,000	—	400,000
		1,914,191	10,832,076	820,047	—	11,652,123

TGaS Advisors, LLC	Subordinated Note (10% Cash, 1% PIK)	1,156,709	9,742,396	140,475	248,973	9,633,898
	Preferred Units (1,685,357 units)	—	1,685,357	—	258,357	1,427,000
		1,156,709	11,427,753	140,475	507,330	11,060,898

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	1,000,000	—	700,000	300,000
	Participation Interest	—	2,000,000	—	2,000,000	—
		—	3,000,000	—	2,700,000	300,000

United Retirment Plan Consultants, Inc.	Preferred A Shares (90,000 shares)	—	—	1,215,000	769,000	446,000
	Common Shares (10,000 shares)	—	—	—	—	—
		—	—	1,215,000	769,000	446,000

Venture Technology Groups, Inc.	Subordinated Note (12.5% Cash, 4% PIK)	65,455	225,000	75,000	300,000	—
		65,455	225,000	75,000	300,000	—

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credits to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2015 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—
	Class B Preferred Units (11,484,867 units)	—	1,727,000	—	984,000	743,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	1,727,000	—	984,000	743,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	638,633	7,823,000	513,000	—	8,336,000
		638,633	7,823,000	513,000	—	8,336,000

Total Affiliate Investments		$25,964,420	$178,935,236	$93,076,204	$94,429,475	$177,581,965

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

3.2
Fifth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2015 and incorporated herein by reference).

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

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant's Post-Effective Amendment No. 1 on Form N-2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference).

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

10.3
Custody Agreement between Triangle Capital Corporation and Branch Banking and Trust Company dated January 26, 2012. (Filed as Exhibit (j)(3) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.4
Custody Services Agreement between Triangle Capital Corporation and Fifth Third Bank dated January 6, 2012. (Filed as Exhibit (j)(4) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.5
Stock Transfer Agency Agreement between Triangle Capital Corporation and Computershare, Inc. (as successor to The Bank of New York) (Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

10.6
Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant's Pre-Effective Amendment No. 1 on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).

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

10.9
General Security Agreement between Triangle Capital Corporation, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company dated May 9, 2011 (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and incorporated herein by reference).

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

10.12
First Amendment to Credit Agreement between the Registrant, as borrower and Branch Banking and Trust Company as Administrative Agent dated February 28, 2012 (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

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

10.20
Third Amended and Restated Credit Agreement, dated May 4, 2015, among the Registrant, Branch Banking and Trust Company, ING Capital LLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Bank of North Carolina, EverBank Commercial Finance, Inc., First Tennessee Bank National Association, Newbridge Bank, Yadkin Bank, CommunityOne Bank, NA, Park Sterling Bank, Paragon Commercial Bank, Raymond James Bank, N.A. and Stifel Bank & Trust (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.21
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

10.22
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