Form 10-Q
period 2016-03-31
Triangle Capital CORP
filed 2016-05-04
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on May 4, 2016 was 33,576,436.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $759,385,335 and $795,244,907 at March 31, 2016 and December 31, 2015, respectively)	$740,511,577	$774,238,518
Affiliate investments (cost of $167,897,411 and $171,486,103 at March 31, 2016 and December 31, 2015, respectively)	173,842,446	177,581,965
Control investments (cost of $40,118,113 and $40,618,113 at March 31, 2016 and December 31, 2015, respectively)	25,622,233	25,456,233
Total investments at fair value	939,976,256	977,276,716
Cash and cash equivalents	64,162,614	52,615,418
Interest and fees receivable	6,783,399	4,892,146
Prepaid expenses and other current assets	1,833,905	947,068
Deferred financing fees	3,287,455	3,480,444
Property and equipment, net	124,022	105,698
Total assets	$1,016,167,651	$1,039,317,490
Liabilities:
Accounts payable and accrued liabilities	$2,238,206	$7,463,514
Interest payable	1,558,369	3,714,470
Taxes payable	—	735,498
Deferred income taxes	4,551,800	4,988,317
Borrowings under credit facility	128,109,192	131,256,669
Notes	162,292,089	162,142,478
SBA-guaranteed debentures payable	213,070,081	220,648,789
Total liabilities	511,819,737	530,949,735
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 33,576,436 and 33,375,126 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	33,576	33,375
Additional paid-in capital	550,903,360	549,242,439
Investment income in excess of distributions	7,628,164	16,127,141
Accumulated realized losses	(25,227,115)	(25,813,329)
Net unrealized depreciation	(28,990,071)	(31,221,871)
Total net assets	504,347,914	508,367,755
Total liabilities and net assets	$1,016,167,651	$1,039,317,490
Net asset value per share	$15.02	$15.23

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$18,182,654	$16,958,700
Affiliate investments	3,384,369	4,191,349
Control investments	193,616	—
Total interest income	21,760,639	21,150,049
Dividend income:
Non-Control / Non-Affiliate investments	(1,246,760)	1,588,705
Affiliate investments	160,055	256,253
Total dividend income	(1,086,705)	1,844,958
Fee and other income:
Non-Control / Non-Affiliate investments	1,623,886	3,237,346
Affiliate investments	310,015	496,957
Control investments	100,000	100,000
Total fee and other income	2,033,901	3,834,303
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,921,604	2,728,323
Affiliate investments	989,213	1,169,001
Control investments	—	—
Total payment-in-kind interest income	3,910,817	3,897,324
Interest income from cash and cash equivalents	37,218	52,936
Total investment income	26,655,870	30,779,570
Operating expenses:
Interest and other financing fees	6,518,570	6,432,455
Compensation expenses	9,450,493	5,408,623
General and administrative expenses	1,088,724	1,168,913
Total operating expenses	17,057,787	13,009,991
Net investment income	9,598,083	17,769,579
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains:
Non-Control / Non-Affiliate investments	584,787	3,236,669
Affiliate investments	1,427	27,702
Net realized gains	586,214	3,264,371
Net unrealized appreciation (depreciation):
Investments	3,084,323	(13,715,840)
Foreign currency borrowings	(852,523)	1,173,707
Net unrealized appreciation (depreciation)	2,231,800	(12,542,133)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	2,818,014	(9,277,762)
Benefit (provision) for taxes	11,161	(137,875)
Net increase in net assets resulting from operations	$12,427,258	$8,353,942
Net investment income per share—basic and diluted	$0.29	$0.54
Net increase in net assets resulting from operations per share—basic and diluted	$0.37	$0.25
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.54	$0.54
Supplemental dividends/distributions	—	0.05
Total dividends/distributions per share	$0.54	$0.59
Weighted average shares outstanding—basic and diluted	33,480,346	33,099,197

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains on Investments	Net Unrealized Appreciation(Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2014	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
Net investment income	—	—	—	17,769,579	—	—	17,769,579
Stock-based compensation	—	—	1,642,297	—	—	—	1,642,297
Realized gain (loss) on investments	—	—	—	—	3,264,371	(3,370,439)	(106,068)
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(9,171,694)	(9,171,694)
Provision for taxes	—	—	—	(137,875)	—	—	(137,875)
Dividends / distributions	35,548	36	830,010	(19,582,147)	—	—	(18,752,101)
Expenses related to public offering of common stock	—	—	(54,967)	—	—	—	(54,967)
Issuance of restricted stock	350,000	350	(350)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(110,209)	(110)	(2,400,242)	—	—	—	(2,400,352)
Balance, March 31, 2015	33,225,627	$33,226	$542,136,742	$10,976,071	$15,729,070	$(49,259,661)	$519,615,448

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2015	33,375,126	$33,375	$549,242,439	$16,127,141	$(25,813,329)	$(31,221,871)	$508,367,755
Net investment income	—	—	—	9,598,083	—	—	9,598,083
Stock-based compensation	—	—	4,301,118	—	—	—	4,301,118
Realized gain (loss) on investments	—	—	—	—	586,214	(351,458)	234,756
Net unrealized loss on investments / foreign currency	—	—	—	—	—	2,583,258	2,583,258
Tax benefit	—	—	—	11,161	—	—	11,161
Dividends / distributions	42,694	42	844,036	(18,108,221)	—	—	(17,264,143)
Issuance of restricted stock	351,000	351	(351)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(192,384)	(192)	(3,483,882)	—	—	—	(3,484,074)
Balance, March 31, 2016	33,576,436	$33,576	$550,903,360	$7,628,164	$(25,227,115)	$(28,990,071)	$504,347,914

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,427,258	$8,353,942
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of portfolio investments	(11,812,331)	(98,213,197)
Repayments received/sales of portfolio investments	53,620,680	97,094,750
Loan origination and other fees received	274,158	1,606,861
Net realized gain on investments	(586,214)	(3,264,371)
Net unrealized depreciation appreciation on investments	(2,647,804)	13,870,791
Net unrealized depreciation (appreciation) on foreign currency borrowings	852,523	(1,173,707)
Deferred income taxes	(436,517)	(154,951)
Payment-in-kind interest accrued, net of payments received	(317,840)	810,547
Amortization of deferred financing fees	531,993	511,864
Accretion of loan origination and other fees	(1,135,001)	(1,960,200)
Accretion of loan discounts	(95,188)	(133,149)
Accretion of discount on SBA-guaranteed debentures payable	31,899	46,222
Depreciation expense	15,592	15,169
Stock-based compensation	4,301,118	1,642,297
Changes in operating assets and liabilities:
Interest and fees receivable	(1,891,253)	203,433
Prepaid expenses and other current assets	(886,837)	(176,764)
Accounts payable and accrued liabilities	(5,225,308)	(4,031,030)
Interest payable	(2,156,101)	(1,929,865)
Taxes payable	(735,498)	(2,450,029)
Net cash provided by operating activities	44,129,329	10,668,613
Cash flows from investing activities:
Purchases of property and equipment	(33,916)	(21,843)
Net cash used in investing activities	(33,916)	(21,843)
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	(7,800,000)	—
Borrowings under credit facility	30,000,000	8,000,000
Repayments of credit facility	(34,000,000)	(48,000,000)
Proceeds from notes	—	83,565,582
Net expenses related to public offering of common stock	—	(54,967)
Common stock withheld for payroll taxes upon vesting of restricted stock	(3,484,074)	(2,400,352)
Cash dividends/distributions paid	(17,264,143)	(18,752,101)
Net cash provided by (used in) financing activities	(32,548,217)	22,358,162
Net increase in cash and cash equivalents	11,547,196	33,004,932
Cash and cash equivalents, beginning of period	52,615,418	78,759,026
Cash and cash equivalents, end of period	$64,162,614	$111,763,958
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,932,474	$7,644,734
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$844,078	$830,046

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	$13,568,000	$13,568,000
		Class A Units (1,500,000 units)		1,500,000	2,905,000
			13,819,514	15,068,000	16,473,000

ADCS Clinics, LLC (3%)*	Operator of Dermatology Clinics	Subordinated Notes (11% Cash, 2% PIK, Due 05/20)	14,106,030	13,844,110	13,844,110
			14,106,030	13,844,110	13,844,110

Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	13,139,109	12,990,382	12,990,382
		Common Units (1,250 units)		1,250,000	2,585,000
			13,139,109	14,240,382	15,575,382

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	2,623,000
				630,134	2,623,000

All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (11% Cash, Due 03/21)	6,033,333	5,764,084	5,764,084
		Bridge Note (14% PIK, Due 11/16)	575,000	560,625	560,625
		Units (83,025 units)		253,000	322,000
			6,608,333	6,577,709	6,646,709

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Notes (10% Cash, 2% PIK, Due 06/19)	23,589,606	23,352,205	23,352,205
		Class A Units (2,129,032 units)		2,129,032	2,622,000
			23,589,606	25,481,237	25,974,205

Audio and Video Labs Holdings, Inc. (2%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Notes (12% Cash, 2% PIK, Due 06/18)	10,561,242	10,460,462	10,460,462
		Common Stock (138 shares)		1,300,000	1,750,000
			10,561,242	11,760,462	12,210,462

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,085,200	4,021,473	4,021,473
			4,085,200	4,021,473	4,021,473

Baker Hill Acquisition, LLC (3%)*	Loan Origination Software Solutions Provider	Subordinated Notes (12% Cash, Due 03/21)	13,500,000	13,311,582	13,311,582
		Limited Partner Interest		1,498,500	1,498,500
			13,500,000	14,810,082	14,810,082

BFN Operations LLC (0%)*	Wholesale Grower and Distributor of Shrubs, Trees and Plants	First-Out Subordinated Note (17% PIK, Due 02/17)(6)	16,148,423	14,162,530	2,162,000
		Last-Out Subordinated Note (17% PIK, Due 02/17)(6)	2,199,576	1,957,027	—
			18,347,999	16,119,557	2,162,000

Cafe Enterprises, Inc. (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,470,272	12,300,160	12,300,160
		Series C Preferred Stock (10,000 shares)		1,000,000	1,190,000
			12,470,272	13,300,160	13,490,160

Capital Contractors, Inc. (0%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 12/16)	9,843,542	9,691,284	2,516,000
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,183,284	2,516,000

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,116,805	14,827,199	14,827,199
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,116,805	16,327,199	16,327,199

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	261,000
				119,735	261,000

Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	18,362,644	18,029,462	18,029,462
		Common Shares (1,000 shares)		1,000,000	1,216,000
			18,362,644	19,029,462	19,245,462

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	9,999,618	9,964,021	9,366,000
		Class A Units (22,561 units)		906,604	2,281,000
			9,999,618	10,870,625	11,647,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Community Intervention Services, Inc. (3%)*	Provider of Behavioral Health Services	Subordinated Note (10% Cash, 3% PIK, Due 01/21)	$15,685,061	$15,407,588	$14,568,002
			15,685,061	15,407,588	14,568,002

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,363,530	15,363,530
		Preferred Stock (703 shares)		554,458	620,000
		Common Stock (1,000,000 shares)		100,000	375,000
			15,505,583	16,017,988	16,358,530

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CWS Acquisition Corp. (0%)*	Manufacturer of Custom Windows and Sliding Doors	1,500,000 Class A Units		1,500,000	1,500,000
				1,500,000	1,500,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	800,000
				1,000,000	800,000

DialogDirect, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	24,528,436	24,339,359	24,339,359
			24,528,436	24,339,359	24,339,359

DLC Acquisition, LLC (8%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	22,575,000	22,242,542	22,242,542
		Senior Note (10% Cash, 2% PIK, Due 12/20)	18,706,162	18,456,340	18,456,340
			41,281,162	40,698,882	40,698,882

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/19)	7,419,297	7,341,823	7,341,823
		Series A Units (600,000 units)		600,000	492,000
			7,419,297	7,941,823	7,833,823

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,607,507	9,526,502	8,727,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	29,000
			9,607,507	11,491,317	8,756,000

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	450,000
		Class B Interest (48,427 units)		—	—
		Class C Interest (3,746 units)		—	—
				292,000	450,000

Flowchem Ltd. (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	2,102,000
				782,356	2,102,000

FrontStream Holdings, LLC (3%)*	Payment and Donation Management Product Service Provider	Subordinated Note (13.0% Cash, Due 12/20)	13,375,000	13,237,946	13,237,946
		Series C-2 Preferred Shares (500 shares)		500,000	500,000
			13,375,000	13,737,946	13,737,946

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,398,394	6,745,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,148,394	6,745,000

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,265,864	13,265,864	14,465,864
			13,265,864	13,265,864	14,465,864

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,781,645	22,422,544	22,422,544
			22,781,645	22,422,544	22,422,544

Hatch Chile Co., LLC (0%)*	Food Products Distributor	Unit Purchase Warrant (7,817 units)		295,800	1,542,000
				295,800	1,542,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		$1,179,047	$1,316,825
				1,179,047	1,316,825

HTC Borrower, LLC (5%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	$25,541,889	25,220,842	25,220,842
			25,541,889	25,220,842	25,220,842

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,429,074	7,429,074
		Subordinated Note (10% Cash, 1% PIK, Due 10/22)	6,270,781	6,186,350	6,186,350
		Subordinated Note (14% PIK, Due 10/22)	3,986,894	3,951,208	3,951,208
		Class A Units (1,249 units)		1,695,080	1,695,080
			17,757,675	19,261,712	19,261,712

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Notes (10% Cash, 5.5% PIK, Due 12/16)	9,778,555	9,760,122	9,760,122
		Membership Interest Purchase Warrant (3%)		853,500	511,000
			9,778,555	10,613,622	10,271,122

KT Capital Partners, L.P. (0%)*(4)	Multi-Sector Holdings	Subordinated Notes (10% PIK)	754,000	374,000	754,000
		Subordinated Note (3.3% PIK)	161,000	81,000	161,000
		4.2% Limited Partnership Interest		380,000	754,000
			915,000	835,000	1,669,000

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,720,000
		Common Units (30,000 units)		30,000	4,697,000
				1,500,000	7,417,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,523,237	6,523,237
		Membership Units (1,216,204 units)		1,176,957	1,069,000
			6,545,455	7,700,194	7,592,237

Micross Solutions LLC (5%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	23,882,166	23,748,721	23,748,721
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,423,000
			23,882,166	25,768,414	25,171,721

Motor Vehicle Software Corporation (4%)*	Provider of EVR Services	Subordinated Note (10% Cash, 1% PIK, Due 03/21)	20,116,873	19,744,937	19,744,937
		Class A Units (1,000,000 units)		1,064,960	1,064,960
			20,116,873	20,809,897	20,809,897

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,529,000
				2,000,000	1,529,000

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		866,410	1,156,000
				866,410	1,156,000

Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	20,521,158	20,179,543	17,128,000
		Limited Partnership Interest		2,142,710	1,192,000
			20,521,158	22,322,253	18,320,000

On Event Services, LLC (5%)*	Equipment Rentals	Subordinated Notes (10% Cash, 2% PIK, Due 06/20)	21,714,667	21,056,932	21,056,932
		Warrant to Purchase Units (8.4%)		1,902,000	3,379,000
			21,714,667	22,958,932	24,435,932

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	22,644,852	22,281,253	22,281,253
		Class A Preferred Units (15,000 units)		1,500,000	1,791,000
		Class A Common Units (15,000 units)		—	794,000
			22,644,852	23,781,253	24,866,253

Performance Health & Wellness Holdings, Inc. (1%)*	Rehabilitation and Wellness Products	Class A Limited Partnership Units (15,000 units)		210,076	3,533,000
				210,076	3,533,000

PowerDirect Marketing, LLC (0%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	9,103,408	6,627,482	2,337,000
		Common Unit Purchase Warrants		590,200	—
			9,103,408	7,217,682	2,337,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Radiant Logistics, Inc. (3%)*	Freight Logistics	Subordinated Note (10.5% Cash, Due 04/21)	$15,000,000	$14,736,457	$15,450,000
			15,000,000	14,736,457	15,450,000

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (2%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	6,747,984	6,623,535	6,623,535
		Series A Preferred Units (39 units)		3,654,253	2,485,000
			6,747,984	10,277,788	9,108,535

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,605,759	1,563,000
				1,605,759	1,563,000

Specialized Desanders, Inc. (3%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,172,616	15,992,051	12,994,902
		Class C Partnership Units (2,000,000 units)		1,937,421	2,570,000
			16,172,616	17,929,472	15,564,902

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,495,096	10,339,359	10,339,359
		Limited Partner Interest		925,000	1,246,000
			10,495,096	11,264,359	11,585,359

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	13,667,228	13,442,247	13,442,247
		Limited Partnership Units (500,000 units)		500,000	500,000
			13,667,228	13,942,247	13,942,247

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,560,482	14,342,450	14,342,450
		Class A Units (1,400,000 units)		1,400,000	2,081,000
			14,560,482	15,742,450	16,423,450

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,270,000
				638,260	3,270,000

Top Knobs USA, Inc. (1%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	2,647,000
				333,994	2,647,000

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,690,507	12,412,464	12,111,000
		Class A Common Units (177,935 units)		1,999,989	54,000
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	61,000
			12,690,507	15,387,894	12,363,000

Water Pik, Inc. (7%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	33,288,781	32,853,497	32,853,497
			33,288,781	32,853,497	32,853,497

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,568,249	13,568,249
		Class A Units (2,000 units)		2,000,000	1,991,000
			13,822,500	15,568,249	15,559,249

Women's Marketing, Inc. (4%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)	16,371,426	16,056,408	16,056,408
		Class A Common Units (16,300 units)		1,630,000	1,630,000
			16,371,426	17,686,408	17,686,408

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	1,747,000
				3,000,000	1,747,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Note (9.5% Cash, Due 08/20)	19,500,000	18,994,653	18,994,653
		Limited Partner Interest		3,496,500	2,242,000
			19,500,000	22,491,153	21,236,653

Subtotal Non–Control / Non–Affiliate Investments			706,300,416	759,385,335	740,511,577

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Affiliate Investments:
All Aboard America! Holdings Inc. (4%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	$15,199,417	$15,083,906	$15,083,906
		Membership Units in LLC		2,300,782	4,765,000
			15,199,417	17,384,688	19,848,906

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (1%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 01/21)	3,575,646	3,461,288	3,461,288
		Membership Units (8,364 units)		620,653	3,975,000
			3,575,646	4,081,941	7,436,288

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	11,406,629	11,406,628	11,406,628
		Common Stock (84 shares)		502,320	545,000
			11,406,629	11,908,948	11,951,628

Consolidated Lumber Company LLC (3%)*	Lumber Yard Operator	Subordinated Note (10% Cash, 2% PIK, Due 09/20)	12,697,411	12,465,503	12,465,503
		Class A Units (15,000 units)		1,500,000	1,568,000
			12,697,411	13,965,503	14,033,503

DPII Holdings, LLC (1%)*	Satellite Communication Business	Suborindated Note (12% Cash, 4% PIK, Due 07/17)(5)	3,632,206	3,564,512	2,575,999
		Class A Membership Interest (17,308 units)		1,107,692	217,000
			3,632,206	4,672,204	2,792,999

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,780,310	9,697,884	9,697,884
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,780,310	16,297,884	16,525,598

GenPref LLC (0%)*	Lab Testing Services	7.0% LLC Interest		23,162	16,400
				23,162	16,400

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	375,000
		Common B Units (3,000 units)		23,140	2,002,000
		Common A Units (1,652 units)		14,993	1,103,000
				250,000	3,480,000

NB Products, Inc. (8%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	20,825,693	20,448,898	20,448,898
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,369,831	4,239,188	4,239,188
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	8,737,000
		Common Stock (1,668,691 shares)		333,738	5,463,000
			25,195,524	32,643,472	38,888,086

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 4% PIK, Due 04/19)	20,279,251	20,019,221	18,892,000
		Series A Preferred Stock (5,344 shares)		5,343,953	1,363,000
		Class A Common Stock (107,416 shares)		26,854	—
			20,279,251	25,390,028	20,255,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (33 units)		6,500,000	6,500,000
				6,500,000	6,500,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 03/17)	11,394,937	11,394,937	11,394,937
		Common Units (50 units)		500,000	—
			11,394,937	11,894,937	11,394,937

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,786,471	9,607,101	9,607,101
		Preferred Units (1,685,357 units)		1,685,357	1,550,000
			9,786,471	11,292,458	11,157,101

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)

UCS Super HoldCo LLC (0%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		$901,437	$200,000
		Participation Interest		2,000,000	—
				2,901,437	200,000

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	244,000
		Common Shares (100,000 shares)		1,000,000	400,000
				1,205,748	644,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	732,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	732,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,986,000
				—	7,986,000

Subtotal Affiliate Investments			$122,947,802	167,897,411	173,842,446

Control Investments:
CRS Reprocessing, LLC (3%)*	Fluid Reprocessing Services	Senior Notes (3.9% Cash, Due 05/16)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (10.5% Cash, Due 06/16)	6,192,464	6,192,464	6,192,464
		Series F Preferred Units (705,321 units)		9,134,807	5,221,000
		Common Units (15,174 units)		—	—
			9,135,233	18,270,040	14,356,233

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 09/17)(6)	260,465	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 09/17)(6)	7,214,621	6,178,633	3,117,000
		Jr. Subordinated Note (15% PIK, Due 09/17)(6)	2,178,154	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			9,653,240	9,628,633	3,367,000

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 1/17)(6)	588,165	375,000	375,000
		Subordinated Note (8.5% Cash, Due 1/17)(6)	4,595,921	3,000,000	336,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,184,086	4,491,440	711,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		7,728,000	7,188,000
				7,728,000	7,188,000

Subtotal Control Investments			23,972,559	40,118,113	25,622,233

Total Investments, March 31, 2016 (186%)*			$853,220,777	$967,400,859	$939,976,256
*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940. Non-qualifying assets represent 2.3% of total investments at fair value as of March 31, 2016. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(5)	PIK non-accrual investment

(6)	Non-accrual investment

(7)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	$13,559,977	$13,559,977
		Class A Units (1,500,000 units)		1,500,000	2,282,000
			13,819,514	15,059,977	15,841,977

ADCS Clinics, LLC (2%)*	Operator of Dermatology Clinics	Subordinated Note (11% Cash, 2% PIK, Due 05/20)	10,042,719	9,848,836	9,848,836
			10,042,719	9,848,836	9,848,836

Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	13,089,478	12,931,506	12,931,506
		Common Units (1,250 units)		1,250,000	2,527,000
			13,089,478	14,181,506	15,458,506

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	2,774,000
				630,134	2,774,000

All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (10.5% Cash, Due 12/19)	4,950,000	4,832,848	4,832,848
		Units (34,732 units)		122,000	122,000
			4,950,000	4,954,848	4,954,848

All Metro Health Care Services, Inc. (3%)*	Home Care Service Provider	Subordinated Note (10% Cash, 2% PIK, Due 03/20)	17,350,000	16,998,931	17,350,000
			17,350,000	16,998,931	17,350,000

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Notes (10% Cash, 2% PIK, Due 06/19)	23,470,748	23,215,930	23,215,930
		Class A Units (2,129,032 units)		2,129,032	2,398,000
			23,470,748	25,344,962	25,613,930

Audio and Video Labs Holdings, Inc. (2%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Notes (12% Cash, 2% PIK, Due 06/18)	10,508,029	10,397,618	10,397,618
		Common Stock (138 shares)		1,300,000	1,823,000
			10,508,029	11,697,618	12,220,618

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,044,171	3,972,207	3,972,207
			4,044,171	3,972,207	3,972,207

Baker Hill Acquisition, LLC (3%)*	Loan Origination Software Solutions Provider	Subordinated Notes (11.5% Cash, Due 03/21)	13,500,000	13,304,441	13,304,441
		Limited Partner Interest		1,498,500	1,498,500
			13,500,000	14,802,941	14,802,941

BFN Operations LLC (1%)*	Wholesale Grower and Distributor of Shrubs, Trees and Plants	First-Out Subordinated Note (3% Cash, 14% PIK, Due 06/18)(5)	15,473,803	14,162,530	2,162,000
		Last-Out Subordinated Note (17% PIK, Due 06/18)(6)	2,107,700	1,957,027	—
			17,581,503	16,119,557	2,162,000

Cafe Enterprises, Inc. (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,407,440	12,227,662	12,227,662
		Series C Preferred Stock (10,000 shares)		1,000,000	1,354,000
			12,407,440	13,227,662	13,581,662

Capital Contractors, Inc. (1%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 12/16)	9,843,542	9,684,660	6,725,000
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,176,660	6,725,000

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,021,875	14,721,875	14,721,875
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,021,875	16,221,875	16,221,875

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	644,000
				119,735	644,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	$18,201,610	$17,854,853	$17,854,853
		Common Shares (1,000 shares)		1,000,000	1,000,000
			18,201,610	18,854,853	18,854,853

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	9,999,618	9,962,287	9,336,000
		Class A Units (22,561 units)		906,604	1,845,000
			9,999,618	10,868,891	11,181,000

Community Intervention Services, Inc. (3%)*	Provider of Behavioral Health Services	Subordinated Note (10% Cash, 3% PIK, Due 01/21)	15,567,011	15,278,382	15,278,382
			15,567,011	15,278,382	15,278,382

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,349,955	15,349,955
		Preferred Stock (703 shares)		554,458	708,000
		Common Stock (1,000,000 shares)		100,000	563,000
			15,505,583	16,004,413	16,620,955

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (10% Cash, 4% PIK, Due 04/16)	10,676,571	10,676,571	10,676,571
		Warrant (263 shares)		276,100	—
			10,676,571	10,952,671	10,676,571

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CPC Acquisition Corp. (3%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,427,013	7,427,013
		Subordinated Note (10% Cash, 1% PIK, Due 10/22)	3,757,187	3,720,583	3,720,583
		Subordinated Note (14% PIK, Due 10/22)	3,850,625	3,814,021	3,814,021
		Class A Units (1,081 units)		1,500,000	1,500,000
			15,107,812	16,461,617	16,461,617

CWS Acquisition Corp. (0%)*	Manufacturer of Custom Windows and Sliding Doors	1,500,000 Class A Units		1,500,000	1,500,000
				1,500,000	1,500,000

Danville Materials, LLC (4%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 10/20)	7,237,000	7,159,943	7,237,000
		Subordinated Note (10% Cash, 2% PIK, Due 10/20)	9,537,517	9,446,012	9,537,517
		Common Units (45,492 units)		82,593	1,733,000
			16,774,517	16,688,548	18,507,517

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	792,000
				1,000,000	792,000

DialogDirect, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	24,435,667	24,237,485	20,871,000
			24,435,667	24,237,485	20,871,000

DLC Acquisition, LLC (8%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	21,614,062	21,260,181	21,260,181
		Senior Note (10% Cash, 2% PIK, Due 12/20)	18,612,068	18,352,068	18,352,068
			40,226,130	39,612,249	39,612,249

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,382,324	7,298,289	7,298,289
		Series A Units (600,000 units)		600,000	523,000
			7,382,324	7,898,289	7,821,289

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,499,451	9,411,489	9,065,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	149,000
			9,499,451	11,376,304	9,214,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	680,000
				285,000	680,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (5.2% Cash, Due 09/16)	$1,030,253	$1,030,253	$677,000
		Senior Note (8.0% Cash, 2% PIK, Due 09/16)(5)	1,244,804	1,207,439	—
			2,275,057	2,237,692	677,000

Flowchem Ltd. (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	1,968,000
				782,356	1,968,000

FrontStream Holdings, LLC (3%)*	Payment and Donation Management Product Service Provider	Subordinated Note (13.0% Cash, Due 12/20)	13,375,000	13,232,718	13,232,718
		Series C-2 Preferred Shares (500 shares)		500,000	500,000
			13,375,000	13,732,718	13,732,718

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 07/18)	8,462,629	8,392,051	6,603,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,142,051	6,603,000

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,133,074	13,133,074	14,333,074
			13,133,074	13,133,074	14,333,074

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	26,000
				500,000	26,000

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,667,050	22,295,430	22,295,430
			22,667,050	22,295,430	22,295,430

Hatch Chile Co., LLC (0%)*	Food Products Distributor	Unit Purchase Warrant (7,817 units)		295,800	1,412,000
				295,800	1,412,000

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		1,148,222	1,286,000
				1,148,222	1,286,000

HTC Borrower, LLC (5%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	25,349,458	25,014,420	25,014,420
			25,349,458	25,014,420	25,014,420

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Notes (10% Cash, 5.5% PIK, Due 12/16)	9,644,469	9,620,276	9,620,276
		Membership Interest Purchase Warrant (3%)		853,500	—
			9,644,469	10,473,776	9,620,276

KT Capital Partners, L.P. (0%)*(4)	Multi-Sector Holdings	Subordinated Notes (10% PIK)	740,740	374,000	740,740
		Subordinated Note (3.3% PIK)	160,044	81,000	160,044
		4.2% Limited Partnership Interest		380,000	769,000
			900,784	835,000	1,669,784

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,630,000
		Common Units (30,000 units)		30,000	2,461,000
				1,500,000	5,091,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,519,844	6,519,844
		Membership Units (1,216,204 units)		1,176,957	1,059,000
			6,545,455	7,696,801	7,578,844

Micross Solutions LLC (5%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	23,701,971	23,555,773	23,555,773
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,264,000
			23,701,971	25,575,466	24,819,773

Motor Vehicle Software Corporation (4%)*	Provider of EVR Services	Subordinated Note (10% Cash, 1% PIK, Due 03/21)	20,066,150	19,680,009	19,680,009
		Class A Units (1,000,000 units)		1,064,960	1,064,960
			20,066,150	20,744,969	20,744,969

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,563,000
				2,000,000	1,563,000

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		727,348	1,163,000
				727,348	1,163,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.25% PIK, Due 07/21)	$20,405,104	$20,051,228	$18,346,000
		Limited Partnership Interest		2,267,211	1,829,000
			20,405,104	22,318,439	20,175,000

On Event Services, LLC (5%)*	Equipment Rentals	Subordinated Notes (10% Cash, 2% PIK, Due 06/20)	21,841,967	21,146,202	21,146,202
		Warrant to Purchase Units (5.4%)		1,252,000	1,870,000
		Option to Acquire Warrants		—	385,000
			21,841,967	22,398,202	23,401,202

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	22,644,852	22,259,848	22,259,848
		Class A Preferred Units (15,000 units)		1,500,000	1,735,000
		Class A Common Units (15,000 units)		—	777,000
			22,644,852	23,759,848	24,771,848

Performance Health & Wellness Holdings, Inc. (1%)*	Rehabilitation and Wellness Products	Class A Limited Partnership Units (15,000 units)		1,500,000	3,533,000
				1,500,000	3,533,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	8,766,784	6,627,482	2,728,000
		Common Unit Purchase Warrants		590,200	—
			8,766,784	7,217,682	2,728,000

Radiant Logistics, Inc. (3%)*	Freight Logistics	Subordinated Note (12% Cash, Due 04/21)	15,000,000	14,726,935	14,726,935
			15,000,000	14,726,935	14,726,935

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (2%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	6,697,070	6,568,541	6,568,541
		Series A Preferred Units (39 units)		3,654,253	3,654,253
			6,697,070	10,222,794	10,222,794

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,296,140	1,241,000
				1,296,140	1,241,000

Specialized Desanders, Inc. (3%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,917,841	12,064,469
		Class C Partnership Units (2,000,000 units)		1,937,421	2,954,000
			16,110,043	17,855,262	15,018,469

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,416,107	10,252,530	10,252,530
		Limited Partner Interest		925,000	1,207,000
			10,416,107	11,177,530	11,459,530

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	14,495,790	14,257,521	14,257,521
		Limited Partnership Units (500,000 units)		500,000	488,000
			14,495,790	14,757,521	14,745,521

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,469,046	14,240,038	14,240,038
		Class A Units (1,400,000 units)		1,400,000	1,823,000
			14,469,046	15,640,038	16,063,038

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,753,000
				638,260	2,753,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	2,654,000
				333,994	2,654,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	$12,626,565	$12,283,998	$11,143,000
		Class A Common Units (177,935 units)		1,999,989	—
		Class A-1 Common Units (18,818 units)		137,324	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	—
			12,626,565	15,259,428	11,143,000

Water Pik, Inc. (6%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	33,288,781	32,836,296	32,836,296
			33,288,781	32,836,296	32,836,296

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,556,636	13,556,636
		Class A Units (2,000 units)		2,000,000	2,148,000
			13,822,500	15,556,636	15,704,636

Women's Marketing, Inc. (3%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)	16,309,508	15,983,508	15,983,508
		Class A Common Units (16,300 units)		1,630,000	1,630,000
			16,309,508	17,613,508	17,613,508

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	1,975,000
				3,000,000	1,975,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Note (9% Cash, Due 08/20)	19,500,000	18,972,078	18,972,078
		Limited Partner Interest		3,496,500	2,202,000
			19,500,000	22,468,578	21,174,078

Subtotal Non–Control / Non–Affiliate Investments			741,520,527	795,244,907	774,238,518

Affiliate Investments:
All Aboard America! Holdings Inc. (4%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	15,084,735	14,953,191	14,953,191
		Membership Units in LLC		2,300,782	5,024,000
			15,084,735	17,253,973	19,977,191

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/17)	7,229,980	7,186,235	7,186,235
		Membership Units (8,364 units)		620,653	3,872,000
			7,229,980	7,806,888	11,058,235

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	11,339,706	11,323,440	11,323,440
		Common Stock (84 shares)		502,320	199,000
			11,339,706	11,825,760	11,522,440

Consolidated Lumber Company LLC (3%)*	Lumber Yard Operator	Senior Note (10% Cash, 2% PIK, Due 09/20)	14,611,092	14,332,445	14,332,445
		Class A Units (15,000 units)		1,500,000	1,500,000
			14,611,092	15,832,445	15,832,445

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,595,727	3,558,804	3,558,804
		Class A Membership Interest (17,308 units)		1,107,692	795,000
			3,595,727	4,666,496	4,353,804

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	416,000
				1,000,000	416,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,683,049	9,592,545	9,592,545
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,683,049	16,192,545	16,420,259

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
GenPref LLC (0%)*	Lab Testing Services	7.0% LLC Interest		$23,162	$16,400
				23,162	16,400

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	367,000
		Common B Units (3,000 units)		23,140	1,807,000
		Common A Units (1,652 units)		14,993	995,000
				250,000	3,169,000

NB Products, Inc. (7%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$20,722,083	20,327,140	20,327,140
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,263,250	4,126,030	4,126,030
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	8,525,000
		Common Stock (1,668,691 shares)		333,738	3,997,000
			24,985,333	32,408,556	36,975,170

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 4% PIK, Due 04/19)	20,075,580	19,799,092	18,612,000
		Series A Preferred Stock (5,344 shares)		5,343,953	1,191,000
		Class A Common Stock (107,416 shares)		26,854	—
			20,075,580	25,169,899	19,803,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (28 units)		5,500,000	5,500,000
				5,500,000	5,500,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 03/17)	11,252,123	11,252,123	11,252,123
		Common Units (50 units)		500,000	400,000
			11,252,123	11,752,123	11,652,123

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,823,862	9,633,898	9,633,898
		Preferred Units (1,685,357 units)		1,685,357	1,427,000
			9,823,862	11,319,255	11,060,898

UCS Super HoldCo LLC (0%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	300,000
		Participation Interest		2,000,000	—
				3,000,000	300,000

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Shares (90,000 shares)		900,000	446,000
		Common Shares (10,000 shares)		100,000	—
				1,000,000	446,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	743,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	743,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	8,336,000
				—	8,336,000

Subtotal Affiliate Investments			127,681,187	171,486,103	177,581,965

Control Investments:
CRS Reprocessing, LLC (3%)*	Fluid Reprocessing Services	Senior Notes (3.9% Cash, Due 05/16)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (10.5% Cash, Due 06/16)	6,192,464	6,192,464	6,192,464
		Series F Preferred Units (705,321 units)		9,134,807	5,221,000
		Common Units (15,174 units)		—	—
			9,135,233	18,270,040	14,356,233

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 09/17)(6)	$250,833	$250,000	$250,000
		Subordinated Note (12% Cash, 3% PIK, Due 09/17)(6)	6,945,991	6,178,633	3,117,000
		Jr. Subordinated Note (15% PIK, Due 09/17)(6)	2,097,611	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			9,294,435	9,628,633	3,367,000

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 12/15)(6)	569,452	375,000	375,000
		Subordinated Note (8.5% Cash, Due 12/15)(6)	4,499,250	3,000,000	437,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,068,702	4,491,440	812,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	6,921,000
				8,228,000	6,921,000

Subtotal Control Investments			23,498,370	40,618,113	25,456,233

Total Investments, December 31, 2015 (192%)*			$892,700,084	$1,007,349,123	$977,276,716

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940. Non-qualifying assets represent 2.1% of total investments at fair value as of December 31, 2015. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

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
The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2016:
Subordinated debt and 2nd lien notes	$706,501,511	73%	$663,671,169	71%
Senior debt and 1st lien notes	127,159,530	13	126,858,066	13
Equity shares	127,387,301	13	143,954,021	15
Equity warrants	6,352,517	1	5,493,000	1
Royalty rights	—	—	—	—
	$967,400,859	100%	$939,976,256	100%
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
Royalty rights	—	—	—	—
	$1,007,349,123	100%	$977,276,716	100%

During the three months ended March 31, 2016, the Company made investments in ten existing portfolio companies totaling approximately $11.8 million. During the three months ended March 31, 2015, the Company made three new investments totaling approximately $79.2 million and investments in nine existing portfolio companies totaling approximately $19.0 million.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either Adjusted EBITDA or revenues. Such inputs can be based on historical operating results, projections of future operating results or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, the Company utilizes the most recent portfolio company financial statements and forecasts available as of the valuation date. The Company also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Fair value measurements using the Enterprise Value Waterfall model can be sensitive to changes in one or more of the inputs. Assuming all other inputs to the Enterprise Value Waterfall model remain constant, any increase (decrease) in either the transaction multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher (lower) fair value for that security.
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
Fair value measurements using the Income Approach model can be sensitive to changes in one or more of the inputs. Assuming all other inputs to the Income Approach model remain constant, any increase (decrease) in the Required Rate of Return or Leverage Ratio inputs for a particular debt security would result in a lower (higher) fair value for that security. Assuming all other inputs to the Income Approach model remain constant, any increase (decrease) in the Adjusted EBITDA input for a particular debt security would result in a higher (lower) fair value for that security.
The fair value of the Company’s royalty rights are calculated based on specific provisions contained in the pertinent operating or royalty agreements. The determination of the fair value of such royalty rights is not a significant component of the Company’s valuation process.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at March 31, 2016 and December 31, 2015 are summarized as follows:

March 31, 2016:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$637,128,169	Income Approach	Required Rate of Return	9.5% – 30.0%	13.4%
			Leverage Ratio	2.3x – 7.5x	4.2x
			Adjusted EBITDA	$1.8 million – $75.4 million	$21.1 million
Subordinated debt and 2nd lien notes	11,093,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 5.5x	4.6x
			Adjusted EBITDA	$0.8 million – $2.4 million	$1.9 million
Senior debt and 1st lien notes	126,858,066	Income Approach	Required Rate of Return	3.9% – 16.0%	11.5%
			Leverage Ratio	0.0x – 5.0x	3.2x
			Adjusted EBITDA	$4.0 million – $10.5 million	$6.9 million
Equity shares and warrants	146,800,021	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	7.1x
			Adjusted EBITDA	$0.8 million – $75.4 million	$13.0 million
			Revenue Multiple	4.0x – 4.0x	4.0x
			Revenues	$84.4 million – $84.4 million	$84.4 million

(1)	Certain investments with a total fair value of $18,097,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

December 31, 2015:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$638,529,995	Income Approach	Required Rate of Return	9.5% – 25.0%	13.5%
			Leverage Ratio	1.5x – 7.2x	4.3x
			Adjusted EBITDA	$1.6 million – $72.6 million	$20.7 million
Subordinated debt and 2nd lien notes	15,794,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 5.5x	4.6x
			Adjusted EBITDA	$0.9 million – $2.2 million	$1.7 million
Senior debt and 1st lien notes	132,929,264	Income Approach	Required Rate of Return	3.8% – 16.0%	11.2%
			Leverage Ratio	0.0x – 7.2x	3.4x
			Adjusted EBITDA	$2.6 million – $10.1 million	$6.8 million
Equity shares and warrants	142,809,369	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	7.1x
			Adjusted EBITDA	$0.9 million – $72.6 million	$12.8 million
			Revenue Multiple	4.0x – 4.0x	4.0x
			Revenues	$83.2 million – $83.2 million	$83.2 million

(1)	Certain investments with a total fair value of $47,214,088 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of March 31, 2016 and December 31, 2015, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$663,671,169	$663,671,169
Senior debt and 1st lien notes	—	—	126,858,066	126,858,066
Equity shares	—	—	143,954,021	143,954,021
Equity warrants	—	—	5,493,000	5,493,000
Royalty rights	—	—	—	—
	$—	$—	$939,976,256	$939,976,256

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$699,125,083	$699,125,083
Senior debt and 1st lien notes	—	—	132,929,264	132,929,264
Equity shares	—	—	141,555,369	141,555,369
Equity warrants	—	—	3,667,000	3,667,000
Royalty rights	—	—	—	—
	$—	$—	$977,276,716	$977,276,716

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$—	$977,276,716
New investments	8,027,333	1,000,000	2,134,998	650,000	—	11,812,331
Reclassifications	6,748,247	(6,748,247)	—	—	—	—
Proceeds from sales of investments	—	—	(4,522,005)	(112,876)	—	(4,634,881)
Loan origination fees received	(274,158)	—	—	—	—	(274,158)
Principal repayments received	(47,493,762)	(1,492,037)	—	—	—	(48,985,799)
PIK interest earned	3,552,577	358,240	—	—	—	3,910,817
PIK interest payments received	(3,399,684)	(193,293)	—	—	—	(3,592,977)
Accretion of loan discounts	46,593	48,595	—	—	—	95,188
Accretion of deferred loan origination revenue	1,019,361	115,640	—	—	—	1,135,001
Realized gain (loss)	—	(1,560,322)	2,309,760	(163,224)	—	586,214
Unrealized gain (loss)	(3,680,421)	2,400,226	2,475,899	1,452,100	—	2,647,804
Fair value, end of period	$663,671,169	$126,858,066	$143,954,021	$5,493,000	$—	$939,976,256

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	84,235,814	1,551,020	12,426,363	—	—	98,213,197
Proceeds from sales of investments	—	—	(2,161,304)	(4,908,710)	—	(7,070,014)
Loan origination fees received	(1,606,861)	—	—	—	—	(1,606,861)
Principal repayments received	(89,895,228)	(129,508)	—	—	—	(90,024,736)
PIK interest earned	3,383,420	513,904	—	—	—	3,897,324
PIK interest payments received	(4,707,871)	—	—	—	—	(4,707,871)
Accretion of loan discounts	97,638	35,511	—	—	—	133,149
Accretion of deferred loan origination revenue	1,868,964	91,236	—	—	—	1,960,200
Realized gains	1,071,925	—	(246,269)	2,438,715	—	3,264,371
Unrealized gain (loss)	(7,406,665)	1,321,548	(5,997,669)	(1,788,005)	—	(13,870,791)
Fair value, end of period	$647,418,160	$118,635,958	$107,153,972	$4,203,000	$—	$877,411,090

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized gains on investments of $3.4 million during the three months ended March 31, 2016 were related to portfolio company investments that were still held by the Company as of March 31, 2016. Pre-tax net unrealized losses on investments of $10.5 million during the three months ended March 31, 2015 were related to portfolio company investments that were still held by the Company as of March 31, 2015.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended March 31, 2016, the Company made investments of approximately $9.2 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2016, the Company made investments of $2.6 million in companies to which it was previously committed to provide such financing. During the three months ended March 31, 2015, the Company made investments of approximately $96.3 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the three months ended March 31, 2015, the Company made investments of $1.9 million in companies to which it was previously committed to provide such financing. The details of the Company’s investments have been disclosed on the Consolidated Schedules of Investments.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
Investment Income
Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes, until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date. The Company had negative dividend income of approximately $1.1 million during the three months ended March 31, 2016, consisting of dividend income of approximately $0.2 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, the Company received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
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
Fee income for the three months ended March 31, 2016 and March 31, 2015 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Recurring Fee Income:
Amortization of loan origination fees	$557,240	$523,928
Management, valuation and other fees	192,128	177,258
Total Recurring Fee Income	749,368	701,186
Non-Recurring Fee Income:
Prepayment fees	614,471	1,203,875
Acceleration of unamortized loan origination fees	577,762	1,436,273
Advisory and structuring fees	—	290,662
Loan amendment fees	10,000	173,528
Other fees	82,300	28,779
Total Non-Recurring Fee Income	1,284,533	3,133,117
Total Fee Income	$2,033,901	$3,834,303

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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both March 31, 2016 and December 31, 2015, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2016 and December 31, 2015, the Company’s largest single portfolio company investment represented approximately 4.3% and 4.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of March 31, 2016, $670.2 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility (the “Credit Facility”) and $346.0 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of both March 31, 2016 and December 31, 2015, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2016 and December 31, 2015 was approximately $972.0 million and $1,010.6 million, respectively.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

4. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2016 and December 31, 2015:

Issuance/Pooling Date	Maturity Date	Interest Rate as of March 31, 2016	March 31, 2016	December 31, 2015
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 14, 2010 (LMI Debenture)	March 1, 2016	N/A	—	7,768,101
Less: Deferred financing fees			(4,129,919)	(4,319,312)
Total SBA-Guaranteed Debentures			$213,070,081	$220,648,789
Credit Facility:
May 4, 2015	May 3, 2020	3.233%	$128,109,192	$131,256,669
Total Credit Facility			$128,109,192	$131,256,669
Notes:
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(4,457,911)	(4,607,522)
Total Notes			$162,292,089	$162,142,478

SBA-Guaranteed Debentures
Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The Company’s SBA-guaranteed Low or Moderate Income (“LMI”) debenture was a five-year deferred interest debenture that was issued at a discount to par. The accretion of discount on the SBA-guaranteed LMI debenture is classified as interest expense in the Company’s consolidated financial statements.
Under the Small Business Investment Act of 1958 and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of March 31, 2016, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of March 31, 2016, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $67.2 million of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of March 31, 2016 and December 31, 2015 was 4.08% and 4.02%, respectively. In the three months ended March 31, 2016, the Company repaid its $7.8 million SBA-guaranteed LMI debenture, which matured on March 1, 2016. As of both March 31, 2016 and December 31, 2015, all SBA-guaranteed debentures were pooled.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2016 and December 31, 2015, the carrying amounts of the SBA-guaranteed debentures was approximately $213.1 million and $220.6 million, respectively. As of March 31, 2016 and December 31, 2015, the fair values of the SBA-guaranteed debentures were $220.1 million and $230.2 million, respectively.
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
Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if the Company receives an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if the Company receives an investment grade credit rating) or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. The Company pays a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the Credit Facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the Credit Facility is greater than 25.0% of total commitments. These commitment fees are included in interest and other financing fees on the Company's Unaudited Consolidated Statements of Operations. Borrowings under the Credit Facility are limited to a borrowing base, which includes certain cash and a portion of eligible debt investments.
Borrowings under the Prior Facility bore interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75%, (ii) the applicable LIBOR rate plus 2.75% or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75%. The applicable base rate was equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR rate plus 2.0%. The applicable LIBOR rate depended upon the term of a draw under the Prior Facility. The Company paid a commitment fee of 0.375% per annum on undrawn amounts under the Prior Facility, which was included with interest and other financing fees on the Company's Unaudited Consolidated Statements of Operations. Borrowings under the Prior Facility were also limited to a borrowing base, which included certain cash and a portion of eligible debt investments.
As of March 31, 2016, the Company had United States dollar borrowings of $115.0 million outstanding under the Credit Facility with an interest rate of 3.19% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($13.1 million in United States dollars) outstanding under the Credit Facility with an interest rate of 3.61%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2015, the Company had United States dollar borrowings of $119.0 million outstanding under the Credit Facility with an interest rate of 3.00% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.59%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2016 and December 31, 2015, the fair values of the borrowings outstanding under the Credit Facility were $128.1 million and $131.3 million, respectively.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii)

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of March 31, 2016, the Company was in compliance with all covenants of the Credit Facility.
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
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of March 31, 2016 and December 31, 2015, the carrying amount of the December 2022 Notes was $78.5 million and $78.4 million, respectively. As of March 31, 2016 and December 31, 2015, the fair value of the December 2022 Notes was $79.9 million and $80.2 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of March 31, 2016 and December 31, 2015, the carrying amount of the March 2022 Notes was $83.8 million and $83.7 million, respectively. As of March 31, 2016, and December 31, 2015 the fair value of the March 2022 Notes was $86.1 million and 88.0 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. As of March 31, 2016, the Company was in compliance with all covenants of the Notes.

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
The following table presents information with respect to the Plan for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	778,116	$24.10	662,965	$25.87
Shares granted during the period	351,000	$17.53	350,000	$21.78
Shares vested during the period	(396,771)	$23.13	(225,855)	$24.01
Unvested shares, end of period	732,345	$21.48	787,110	$24.21

In the three months ended March 31, 2016, the Company recognized equity-based compensation expense of approximately $4.3 million, $2.7 million of which related to the accelerated vesting of outstanding shares of restricted stock of the Company's former Chief Executive Officer, Garland S. Tucker III, who retired from his officer positions in February 2016. In the three months ended March 31, 2015, the Company recognized equity-based compensation expense of approximately $1.6 million. This expense is included in compensation and related expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of March 31, 2016, there was approximately $14.4 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.4 years.
The Company’s Board of Directors has adopted a nonqualified deferred compensation plan covering the Company’s executive officers and key employees. Any compensation deferred and the Company’s contributions will earn a return based on the returns on certain investments designated by the Compensation Committee of the Company’s Board of Directors. Participants are 100% vested in amounts deferred under the deferred compensation plan and the earnings thereon. Contributions to the plan and earnings thereon generally vest ratably over a four-year period.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

6. TRANSACTIONS WITH CONTROLLED COMPANIES
During both the three months ended March 31, 2016 and March 31, 2015, the Company received management fees from SRC Worldwide, Inc., a 100%-owned portfolio company, of $100,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2016 and December 31, 2015 were as follows:

Portfolio Company	Investment Type	March 31, 2016	December 31, 2015
DLC Acquisition, LLC	Revolver	$2,000,000	$3,000,000
Frank Entertainment Group, LLC	Equity Investment	—	200,000
HKW Capital Partners IV, L.P.	Private Equity	826,049	856,874
Nautic Partners VII, LP	Private Equity	988,388	1,113,275
Nomacorc, LLC	Equity Investment	857,289	732,788
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	8,400,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	5,000,000	5,000,000
SPC Partners V, LP	Private Equity	903,859	1,213,477
Team Waste, LLC	Equity Investment	3,500,000	4,500,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Revolver	4,000,000	4,000,000
Total unused commitments to extend financing		$28,475,585	$31,016,414
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Per share data:
Net asset value at beginning of period	$15.23	$16.11
Net investment income(1)	0.29	0.54
Net realized gain on investments(1)	0.02	0.10
Net unrealized depreciation on investments / foreign currency(1)	0.07	(0.38)
Total increase from investment operations(1)	0.38	0.26
Dividends paid to stockholders from net investment income	(0.54)	(0.59)
Dividends paid to stockholders from realized gains	—	—
Total dividends paid	(0.54)	(0.59)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.01
Stock-based compensation	(0.04)	(0.14)
Other(2)	(0.02)	(0.01)
Net asset value at end of period	$15.02	$15.64
Market value at end of period(3)	$20.58	$22.81
Shares outstanding at end of period	33,576,436	33,225,627
Net assets at end of period	$504,347,914	$519,615,448
Average net assets	$512,794,887	$533,164,375
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	13.30%	9.86%
Ratio of net investment income to average net assets (annualized)	7.49%	13.33%
Portfolio turnover ratio	1.25%	11.96%
Total return(4)	10.52%	15.33%
Supplemental Data:
Efficiency ratio(5)	39.54%	21.37%

(1)	Weighted average basic per share data.

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

(5)	Efficiency ratio equals the sum of (i) compensation and related expenses and (ii) general and administrative expenses divided by total investment income.

9. SUBSEQUENT EVENTS
In April 2016, the Company invested $12.9 million in debt and equity securities of HALO Branded Solutions. Under the terms of the investments, the debt securities bear interest at a rate of 12.0%.
In April 2016, the Company invested $12.5 million in second lien debt of TK USA Enterprises, Inc. Under the terms of the investment, the debt security bears interest at a rate of 11.0%.

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Three Months Ended March 31, 2016

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2015 Value	Gross Additions(2)	Gross Reductions(3)	March 31, 2016 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (3.9% Cash)	$29,258	$2,942,769	$—	$—	$2,942,769
	Split Collateral Term Loans (10.5% Cash)	164,358	6,192,464	—	—	6,192,464
	Series F Preferred Units (705,321 units)	—	5,221,000	—	—	5,221,000
	Common Units (15,174 units)	—	—	—	—	—
		193,616	14,356,233	—	—	14,356,233

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)	—	250,000	—	—	250,000
	Subordinated Note (12% Cash, 3% PIK)	—	3,117,000	—	—	3,117,000
	Jr. Subordinated Note (15% PIK)	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—
	100% Common Shares	—	—	—	—	—
		—	3,367,000	—	—	3,367,000

Gerli & Company	Subordinated Note (13% Cash)	—	375,000	—	—	375,000
	Subordinated Note (8.5% Cash)	—	437,000	—	101,000	336,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	812,000	—	101,000	711,000

SRC, Inc.	Common Stock (5,000 shares)	100,000	6,921,000	767,000	500,000	7,188,000
		100,000	6,921,000	767,000	500,000	7,188,000

Total Control Investments		293,616	25,456,233	767,000	601,000	25,622,233

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	600,692	14,953,191	130,715	—	15,083,906
	Membership Units in LLC	—	5,024,000	—	259,000	4,765,000
		600,692	19,977,191	130,715	259,000	19,848,906

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 2% PIK)	249,047	7,186,235	52,753	3,777,700	3,461,288
	Membership Units (8,364 units)	—	3,872,000	103,000	—	3,975,000
		249,047	11,058,235	155,753	3,777,700	7,436,288

CIS Secure Computing, Inc.	Subordinated Note (12% Cash, 4% PIK)	427,350	11,323,440	83,188	—	11,406,628
	Common Stock (84 shares)	—	199,000	346,000	—	545,000
		427,350	11,522,440	429,188	—	11,951,628

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	438,501	14,332,445	112,033	1,978,975	12,465,503
	Class A Units (15,000 units)	—	1,500,000	68,000	—	1,568,000
		438,501	15,832,445	180,033	1,978,975	14,033,503

DPII Holdings, LLC	Subordinated Note (12% Cash, 4% PIK)	115,147	3,558,804	5,708	988,513	2,575,999
	Class A Membership Interest (17,308 units)	—	795,000	—	578,000	217,000
		115,147	4,353,804	5,708	1,566,513	2,792,999

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Three Months Ended March 31, 2016

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2015 Value	Gross Additions(2)	Gross Reductions(3)	March 31, 2016 Value

Dyson Corporation	Common Units (1,000,000 units)	$—	$416,000	$—	$416,000	$—
		—	416,000	—	416,000	—

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	391,879	9,592,545	148,196	42,857	9,697,884
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	121,207	4,566,904	—	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	1,660,810	—	—	1,660,810
	Class C Redeemable Preferred Units (25,846 units)	—	600,000	—	—	600,000
	Class A Common Units (43,077 units)	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—
		513,086	16,420,259	148,196	42,857	16,525,598

GenPref LLC	7.0% LLC Interest	—	16,400	—	—	16,400
		—	16,400	—	—	16,400

Main Street Gourmet, LLC	Preferred Units (233 units)	—	367,000	8,000	—	375,000
	Common B Units (3,000 units)	—	1,807,000	195,000	—	2,002,000
	Common A Units (1,652 units)	—	995,000	108,000	—	1,103,000
		—	3,169,000	311,000	—	3,480,000

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	788,049	20,327,140	121,758	—	20,448,898
	Jr. Subordinated Note (10% PIK)	113,158	4,126,030	113,158	—	4,239,188
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	8,525,000	212,000	—	8,737,000
	Common Stock (1,668,691 shares)	—	3,997,000	1,466,000	—	5,463,000
		901,207	36,975,170	1,912,916	—	38,888,086

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 4% PIK)	780,224	18,612,000	280,000	—	18,892,000
	Series A Preferred Stock (5,344 shares)	—	1,191,000	172,000	—	1,363,000
	Class A Common Stock (107,416 shares)	—	—	—	—	—
		780,224	19,803,000	452,000	—	20,255,000

Team Waste, LLC	Preferred Units (33 units)	10,000	5,500,000	1,000,000	—	6,500,000
		10,000	5,500,000	1,000,000	—	6,500,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	485,568	11,252,123	142,814	—	11,394,937
	Common Units (50 units)	—	400,000	—	400,000	—
		485,568	11,652,123	142,814	400,000	11,394,937

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	283,982	9,633,898	35,447	62,244	9,607,101
	Preferred Units (1,685,357 units)	—	1,427,000	123,000	—	1,550,000
		283,982	11,060,898	158,447	62,244	11,157,101

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	—	—	—	—
	Participation Interest	—	300,000	—	100,000	200,000
		—	300,000	—	100,000	200,000

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	446,000	244,000	446,000	244,000
	Common Shares (100,000 shares)	—	—	446,000	46,000	400,000
		—	446,000	690,000	492,000	644,000

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Three Months Ended March 31, 2016

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2015 Value	Gross Additions(2)	Gross Reductions(3)	March 31, 2016 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—
	Class B Preferred Units (11,484,867 units)	—	743,000	—	11,000	732,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	743,000	—	11,000	732,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	38,848	8,336,000	—	350,000	7,986,000
		38,848	8,336,000	—	350,000	7,986,000

Total Affiliate Investments		$4,843,652	$177,581,965	$5,716,770	$9,456,289	$173,842,446

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

This schedule should be read in conjunction with Triangle Capital Corporation's Unaudited Consolidated Financial Statements, including the Unaudited Consolidated Schedule of Investments.

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year Ended December 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2015 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (3.9% Cash)	$73,248	$—	$2,942,769	$—	$2,942,769
	Split Collateral Term Loans (10.5% Cash)	237,971	—	6,192,464	—	6,192,464
	Series F Preferred Units (705,321 units)	—	—	8,707,740	3,486,740	5,221,000
	Common Units (15,174 units)	—	—	—	—	—
		311,219	—	17,842,973	3,486,740	14,356,233

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)	—	—	250,000	—	250,000
	Subordinated Note (12% Cash, 3% PIK)	135,161	—	3,958,000	841,000	3,117,000
	Jr. Subordinated Note (15% PIK)	—	—	2,000,000	2,000,000	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—
	100% Common Shares	—	—	—	—	—
		135,161	—	6,208,000	2,841,000	3,367,000

Gerli & Company	Subordinated Note (13% Cash)	—	375,000	—	—	375,000
	Subordinated Note (8.5% Cash)	—	543,000	—	106,000	437,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	918,000	—	106,000	812,000

PartsNow!, LLC	Subordinated Note (15% PIK)	—	6,233,000	—	6,233,000	—
	Preferred Membership Units (5,650,000 units)	—	—	1,650,000	1,650,000	—
	Common Member Units (1,500,000 units)	—	—	—	—	—
	Royalty Rights	—	—	—	—	—
		—	6,233,000	1,650,000	7,883,000	—

SRC, Inc.	Common Stock (5,000 shares)	400,000	7,824,000	—	903,000	6,921,000
		400,000	7,824,000	—	903,000	6,921,000

Total Control Investments		846,380	14,975,000	25,700,973	15,219,740	25,456,233

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	2,386,375	14,442,239	510,952	—	14,953,191
	Membership Units in LLC	—	2,207,492	2,816,508	—	5,024,000
		2,386,375	16,649,731	3,327,460	—	19,977,191

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 2% PIK)	1,086,318	7,069,614	216,258	99,637	7,186,235
	Membership Units (8,364 units)	—	936,000	2,936,000	—	3,872,000
		1,086,318	8,005,614	3,152,258	99,637	11,058,235

AP Services, Inc.	Class A Units (933 units)	—	2,394	27,702	30,096	—
	Class B Units (496 units)	—	1,272	—	1,272	—
		—	3,666	27,702	31,368	—

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2015 Value
Asset Point, LLC	Senior Note (11.3% Cash, 4.8% PIK)	$1,364,999	$7,990,172	$434,841	$8,425,013	$—
	Subordinated Note (12% Cash, 2% PIK)	93,770	656,310	13,395	669,705	—
	Membership Units (1,000,000 units)	—	—	1,084,714	1,084,714	—
	Options to Purchase Membership Units (342,407 units)	—	204,000	296,000	500,000	—
	Membership Unit Warrants (356,506 units)	—	—	99,450	99,450	—
		1,458,769	8,850,482	1,928,400	10,778,882	—

Captek Softgel International, Inc.	Subordinated Note (9.5% Cash)	2,040,295	16,715,906	156,729	16,872,635	—
	Class A Units (80,000 units)	—	1,719,000	1,205,260	2,924,260	—
		2,040,295	18,434,906	1,361,989	19,796,895	—

CIS Secure Computing, Inc.	Subordinated Note (12% Cash, 4% PIK)	1,870,228	10,035,000	1,288,440	—	11,323,440
	Common Stock (84 shares)	—	40,000	159,000	—	199,000
		1,870,228	10,075,000	1,447,440	—	11,522,440

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	837,903	—	21,682,445	7,350,000	14,332,445
	Class A Units (15,000 units)	—	—	1,500,000	—	1,500,000
		837,903	—	23,182,445	7,350,000	15,832,445

DPII Holdings, LLC	Senior Note (12% Cash, 4% PIK)	591,910	3,394,913	163,891	—	3,558,804
	Class A Membership Interest (17,308 units)	—	1,107,692	—	312,692	795,000
		591,910	4,502,605	163,891	312,692	4,353,804

Dyson Corporation	Common Units (1,000,000 units)	—	324,000	92,000	—	416,000
		—	324,000	92,000	—	416,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	1,512,152	8,513,033	1,122,369	42,857	9,592,545
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	483,492	4,405,000	161,904	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	1,537,000	123,810	—	1,660,810
	Class C Redeemable Preferred Units (25,846 units)		—	600,000	—	600,000
	Class A Common Units (43,077 units)	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—
		1,995,644	14,455,033	2,008,083	42,857	16,420,259

GenPref LLC	7.0% LLC Interest	—	470,000	147,840	601,440	16,400
		—	470,000	147,840	601,440	16,400

Halcyon Healthcare, LLC	Subordinated Note (10% Cash)	1,292,495	11,278,779	221,221	11,500,000	—
	Preferred Interests (2,000,000 interests)	—	2,000,000	259,413	2,259,413	—
		1,292,495	13,278,779	480,634	13,759,413	—

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2015 Value
Main Street Gourmet, LLC	Jr. Subordinated Note (8% Cash, 2% PIK)	$82,261	$754,197	$23,357	$777,554	$—
	Preferred Units (233 units)	—	333,000	34,000	—	367,000
	Common B Units (3,000 units)	—	1,108,000	699,000	—	1,807,000
	Common A Units (1,652 units)	—	610,000	385,000	—	995,000
		82,261	2,805,197	1,141,357	777,554	3,169,000

Minco Technology Labs, LLC	Subordinated Note (6.5% Cash, 3.5% PIK)	180,818	—	5,665,445	5,665,445	—
	Class A Units (5,000 HoldCo. units)	—	—	—	—	—
	Class A Units (3,907 OpCo. units)	—	—	—	—	—
		180,818	—	5,665,445	5,665,445	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	2,774,835	—	20,327,140	—	20,327,140
	Jr. Subordinated Note (10% PIK)	362,550	—	4,126,030	—	4,126,030
	Series A Redeemable Senior Preferred Stock (7,839 shares)	156,779	—	8,525,000	—	8,525,000
	Common Stock (1,668,691 shares)	—	—	3,997,000	—	3,997,000
		3,294,164	—	36,975,170	—	36,975,170

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 4% PIK)	2,919,187	19,087,302	711,790	1,187,092	18,612,000
	Series A Preferred Stock (5,344 shares)	—	5,343,953	—	4,152,953	1,191,000
	Class A Common Stock (107,416 shares)	—	26,854	—	26,854	—
		2,919,187	24,458,109	711,790	5,366,899	19,803,000

Playhaven, LLC	Senior Note (9.5% Cash, 2.5% PIK)	2,098,065	20,712,285	2,534,778	23,247,063	—
	Class A Common Units (999,999 units)	—	869,999	464,000	1,333,999	—
	Class C Common Units (1 unit)	—	5,001	—	5,001	—
		2,098,065	21,587,285	2,998,778	24,586,063	—

Team Waste, LLC	Preferred Units (28 units)	55,000	—	5,500,000	—	5,500,000
		55,000	—	5,500,000	—	5,500,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	1,914,191	10,670,076	582,047	—	11,252,123
	Common Units (50 units)	—	162,000	238,000	—	400,000
		1,914,191	10,832,076	820,047	—	11,652,123

TGaS Advisors, LLC	Subordinated Note (10% Cash, 1% PIK)	1,156,709	9,742,396	140,475	248,973	9,633,898
	Preferred Units (1,685,357 units)	—	1,685,357	—	258,357	1,427,000
		1,156,709	11,427,753	140,475	507,330	11,060,898

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	1,000,000	—	700,000	300,000
	Participation Interest	—	2,000,000	—	2,000,000	—
		—	3,000,000	—	2,700,000	300,000

United Retirement Plan Consultants, Inc.	Preferred A Shares (90,000 shares)	—	—	1,215,000	769,000	446,000
	Common Shares (10,000 shares)	—	—	—	—	—
		—	—	1,215,000	769,000	446,000

Venture Technology Groups, Inc.	Subordinated Note (12.5% Cash, 4% PIK)	65,455	225,000	75,000	300,000	—
		65,455	225,000	75,000	300,000	—

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2015

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2014 Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2015 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—
	Class B Preferred Units (11,484,867 units)	—	1,727,000	—	984,000	743,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	1,727,000	—	984,000	743,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	638,633	7,823,000	513,000	—	8,336,000
		638,633	7,823,000	513,000	—	8,336,000

Total Affiliate Investments		$25,964,420	$178,935,236	$93,076,204	$94,429,475	$177,581,965

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

This schedule should be read in conjunction with Triangle Capital Corporation's Consolidated Financial Statements, including the Consolidated Schedule of Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of March 31, 2016 and December 31, 2015, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 12.3% and 12.2%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 10.6% and 10.6% as of March 31, 2016 and December 31, 2015, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 10.2% and 10.2% as of March 31, 2016 and December 31, 2015, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $940.0 million as of March 31, 2016, as compared to $977.3 million as of December 31, 2015. As of March 31, 2016, we had investments in 88 portfolio companies with an aggregate cost of $967.4 million. As of December 31, 2015, we had investments in 92 portfolio companies with an aggregate cost of $1.0 billion. As of both March 31, 2016 and December 31, 2015, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2016 and December 31, 2015, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2016:
Subordinated debt and 2nd lien notes	$706,501,511	73%	$663,671,169	71%
Senior debt and 1st lien notes	127,159,530	13	126,858,066	13
Equity shares	127,387,301	13	143,954,021	15
Equity warrants	6,352,517	1	5,493,000	1
Royalty rights	—	—	—	—
	$967,400,859	100%	$939,976,256	100%
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
Royalty rights	—	—	—	—
	$1,007,349,123	100%	$977,276,716	100%

Investment Activity
During the three months ended March 31, 2016, we made debt investments in four existing portfolio companies totaling $9.2 million and equity investments in seven existing portfolio companies totaling $2.6 million. We had three portfolio company loans repaid at par totaling $43.9 million and received normal principal repayments and partial loan prepayments totaling $4.8 million in the three months ended March 31, 2016. We converted subordinated debt investments in one portfolio company into an equity investment and recognized a realized loss on such conversion totaling $1.6 million. In addition, we received proceeds related to the sales of certain equity securities totaling $4.9 million and recognized net realized gains on such sales totaling $2.1 million in the three months ended March 31, 2016.

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
Total portfolio investment activity for the three months ended March 31, 2016 and 2015 was as follows:

Three Months Ended March 31, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$—	$977,276,716
New investments	8,027,333	1,000,000	2,134,998	650,000	—	11,812,331
Reclassifications	6,748,247	(6,748,247)	—	—	—	—
Proceeds from sales of investments	—	—	(4,522,005)	(112,876)	—	(4,634,881)
Loan origination fees received	(274,158)	—	—	—	—	(274,158)
Principal repayments received	(47,493,762)	(1,492,037)	—	—	—	(48,985,799)
PIK interest earned	3,552,577	358,240	—	—	—	3,910,817
PIK interest payments received	(3,399,684)	(193,293)	—	—	—	(3,592,977)
Accretion of loan discounts	46,593	48,595	—	—	—	95,188
Accretion of deferred loan origination revenue	1,019,361	115,640	—	—	—	1,135,001
Realized gain (loss)	—	(1,560,322)	2,309,760	(163,224)	—	586,214
Unrealized gain (loss)	(3,680,421)	2,400,226	2,475,899	1,452,100	—	2,647,804
Fair value, end of period	$663,671,169	$126,858,066	$143,954,021	$5,493,000	$—	$939,976,256
Weighted average yield on debt investments at end of period(1)						12.3%
Weighted average yield on total investments at end of period(1)						10.6%
Weighted average yield on total investments at end of period						10.2%

(1)	Excludes non-accrual debt investments.

Three Months Ended March 31, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	84,235,814	1,551,020	12,426,363	—	—	98,213,197
Reclassifications	—	—	—	—	—	—
Proceeds from sales of investments	—	—	(2,161,304)	(4,908,710)	—	(7,070,014)
Loan origination fees received	(1,606,861)	—	—	—	—	(1,606,861)
Principal repayments received	(89,895,228)	(129,508)	—	—	—	(90,024,736)
PIK interest earned	3,383,420	513,904	—	—	—	3,897,324
PIK interest payments received	(4,707,871)	—	—	—	—	(4,707,871)
Accretion of loan discounts	97,638	35,511	—	—	—	133,149
Accretion of deferred loan origination revenue	1,868,964	91,236	—	—	—	1,960,200
Realized gains	1,071,925	—	(246,269)	2,438,715	—	3,264,371
Unrealized gain (loss)	(7,406,665)	1,321,548	(5,997,669)	(1,788,005)	—	(13,870,791)
Fair value, end of period	$647,418,160	$118,635,958	$107,153,972	$4,203,000	$—	$877,411,090
Weighted average yield on debt investments at end of period(1)						12.8%
Weighted average yield on total investments at end of period(1)						11.3%
Weighted average yield on total investments at end of period						10.7%

(1)	Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2016, the fair value of our non-accrual assets was $8.6 million, which comprised 0.9% of the total fair value of our portfolio, and the cost of our non-accrual assets was $34.6 million, which comprised 3.6% of the total cost of our portfolio. As of December 31, 2015, the fair value of our non-accrual assets was $6.9 million, which comprised 0.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was $20.4 million, which comprised 2.0% of the total cost of our portfolio.
Our non-accrual assets as of March 31, 2016 were as follows:
BFN Operations LLC
In September 2015, as part of a balance sheet restructuring of BFN Operations LLC, or BFN, we amended our first-out subordinated note in BFN to change the contractual interest rates from 13% cash and 4% PIK to 3% cash and 14% PIK. In addition, we amended our last-out subordinated note in BFN to change the contractual interest rates from 13% cash and 4% PIK to 0% cash and 17% PIK. In connection with the changes, we placed our last-out subordinated debt investment in BFN on non-accrual status effective with the monthly payment due September 30, 2015. In February 2016, in connection with further restructuring activities at BFN, we placed our first-out subordinated note in BFN on full non-accrual with the monthly payment due January 31, 2016. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in BFN for financial reporting purposes. As of March 31, 2016, the cost of our debt investments in BFN was $16.1 million and the fair value of such investments was $2.2 million.
DCWV Acquisition Corporation
In September 2015, we placed our debt investments in DCWV Acquisition Corporation, or DCWV, on non-accrual status effective with the monthly payment due September 30, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in DCWV for financial reporting purposes. As of March 31, 2016, the cost of our debt investments in DCWV was $8.4 million and the fair value of such investments was $3.4 million.

Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. As of March 31, 2016, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $0.7 million.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. During the three months ended March 31, 2016, we recorded unrealized depreciation of $0.4 million on our debt investment in PowerDirect. As of March 31, 2016, the cost of our debt investment in PowerDirect was $6.6 million and the fair value of such investment was $2.3 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of March 31, 2016, we had a debt investment in one portfolio company (our senior note to DPII Holdings, LLC) that was on non-accrual only with respect to the PIK interest component of the loan. As of March 31, 2016, the fair value of this debt investment was $2.6 million, or 0.3% of the total fair value of our portfolio, and the cost of this debt investment was $3.6 million, or 0.4% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended March 31, 2016 and March 31, 2015
Investment Income
For the three months ended March 31, 2016, total investment income was $26.7 million, a 13.4% decrease from $30.8 million of total investment income for the three months ended March 31, 2015. This decrease was primarily attributable to a $1.8 million decrease in non-recurring fee income and a $2.9 million decrease in non-recurring dividend income, partially offset by an increase in interest income on portfolio debt investments. Non-recurring fee income was $1.3 million for the three months ended March 31, 2016 as compared to $3.1 million for the three months ended March 31, 2015. Net non-recurring dividend income was ($1.2 million) for the three months ended March 31, 2016 as compared to $1.7 million for the three months ended March 31, 2015. Our net negative non-recurring dividend income during the three months ended March 31, 2016 consisted of non-recurring dividend income of approximately $0.2 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, we received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Operating Expenses
For the three months ended March 31, 2016, operating expenses increased by 31.1% to $17.1 million from $13.0 million for the three months ended March 31, 2015. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the three months ended March 31, 2016, interest and other financing fees increased by 1.3% to $6.5 million from $6.4 million for the three months ended March 31, 2015.
Compensation expenses are primarily influenced by headcount and levels of business activity. Our compensation expenses include salaries, discretionary compensation, equity-based compensation and benefits. Discretionary compensation is significantly impacted by our level of total investment income, our investment results including investment realizations, prevailing labor markets and the external environment. As a result of these and other factors, our compensation expenses can fluctuate materially from period to period. Accordingly, the amount of compensation expenses recognized in any particular period may not be indicative of compensation expenses in a future period.
For the three months ended March 31, 2016, compensation expenses increased by 74.7% to $9.5 million from $5.4 million for the three months ended March 31, 2015. The increase in compensation expenses in the quarter ended March 31, 2016 was primarily related to one-time expenses associated with the retirement of our Chief Executive Officer, Garland S. Tucker, III, from his officer position in February 2016. Our Board of Directors awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him in February 2016 based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service. We recognized $5.5 million in one-time compensation expenses for the three months ended March 31, 2016 associated with Mr. Tucker's retirement. This increase was partially offset by decreased discretionary compensation expense.
For the three months ended March 31, 2016, general and administrative expenses decreased by 6.9% to $1.1 million from $1.2 million for the three months ended March 31, 2015.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) increased to 39.5% for the three months ended March 31, 2016 from 21.4% for the three months ended March 31, 2015.
Net Investment Income
As a result of the $4.1 million decrease in total investment income and the $4.0 million increase in operating expenses, net investment income decreased by 46.0% to $9.6 million for the three months ended March 31, 2016 as compared to $17.8 million for the three months ended March 31, 2015.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended March 31, 2016, we recognized realized gains totaling $0.6 million, which consisted primarily of net gains on the sales/repayments of six non-control/non-affiliate investments totaling $2.1 million, partially offset by a loss on the restructuring of one non-control/non-affiliate investment totaling $1.5 million. In addition, during the three months ended March 31, 2016, we recorded net unrealized appreciation totaling $2.2 million, consisting of net unrealized appreciation on our current portfolio of $2.6 million and net unrealized depreciation reclassification adjustments of $0.4 million related to the realized gains and losses noted above.
In the three months ended March 31, 2015, we recognized realized gains totaling $3.3 million, which consisted of a net gain related to the sale of one affiliate investment of $27,000 and net gains on the sales/repayments of five non-control/non-affiliate investments totaling $3.2 million. In addition, during the three months ended March 31, 2015, we recorded net unrealized depreciation of investments totaling $12.5 million, consisting of net unrealized depreciation on our current portfolio of $9.2 million and net unrealized depreciation reclassification adjustments of $3.4 million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets resulting from operations was $12.4 million for the three months ended March 31, 2016, as compared to a net increase in net assets resulting from operations of $8.4 million for the three months ended March 31, 2015.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available leverage under our third amended and restated senior secured credit facility, or the Credit Facility, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
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

Cash Flows
For the three months ended March 31, 2016, we experienced a net increase in cash and cash equivalents in the amount of $11.5 million. During that period, our operating activities provided $44.1 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $53.6 million, partially offset by new portfolio investments of $11.8 million. In addition, our financing activities decreased cash by $32.5 million, primarily due to cash dividends paid in the amount of $17.3 million, net repayments under the Credit Facility of $4.0 million and the repayment of the SBA-guaranteed LMI debenture of $7.8 million. As of March 31, 2016, we had $64.2 million of cash and cash equivalents on hand.
For the three months ended March 31, 2015, we experienced a net increase in cash and cash equivalents in the amount of $33.0 million. During that period, our operating activities provided $10.7 million in cash and our financing activities increased cash by $22.4 million, consisting primarily of proceeds from the March 2022 Notes offering of $83.6 million, partially offset by cash dividends paid in the amount of $18.8 million and net repayments under the Credit Facility of $40.0 million. As of March 31, 2015, we had $111.8 million of cash and cash equivalents on hand.
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
As of March 31, 2016, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $67.2 million of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2016 was 4.08%. In the three months ended March 31, 2016, we repaid the $7.8 million SBA-guaranteed LMI debentures, which matured on March 1, 2016. As of March 31, 2016, all SBA-guaranteed debentures were pooled.
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
Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating) or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the Credit Facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the Credit Facility is greater than 25.0% of total commitments.
As of March 31, 2016, we had United States dollar borrowings of $115.0 million outstanding under the Credit Facility with an interest rate of 3.19% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($13.1 million in United States dollars) outstanding under the Credit Facility with an interest rate of 3.61%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a regulated investment company, or RIC, and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into new collateral documents. As of March 31, 2016, we were in compliance with all covenants of the Credit Facility.
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
Distributions to Stockholders
We elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code. In order to maintain our qualification as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.
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
Recent Developments
In April 2016, we invested $12.9 million in debt and equity securities of HALO Branded Solutions. Under the terms of the investments, the debt securities bear interest at a rate of 12.0%.
In April 2016, we invested $12.5 million in second lien debt of TK USA Enterprises, Inc. Under the terms of the investment, the debt security bears interest at a rate of 11.0%.
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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
Enterprise Value Waterfall Approach
In valuing equity securities (including warrants), we estimate fair value using an “Enterprise Value Waterfall” valuation model. We estimate the enterprise value of a portfolio company and then allocate the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, the model assumes that any outstanding debt or other securities that are senior to our equity securities are required to be repaid at par. Additionally, we estimate the fair value of a limited number of our debt securities using the Enterprise Value Waterfall approach in cases where we do not expect to receive full repayment.
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
Fair value measurements using the Enterprise Value Waterfall model can be sensitive to significant changes in one or more of the inputs. Assuming all other inputs to the Enterprise Value Waterfall model remain constant, any increase in either the transaction multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher fair value for that security.
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
Fair value measurements using the Income Approach model can be sensitive to significant changes in one or more of the inputs. Assuming all other inputs to the Income Approach model remain constant, any increase in the Required Rate of Return or Leverage Ratio inputs for a particular debt security would result in a lower fair value for that security. Assuming all other inputs to the Income Approach model remain constant, any increase in the Adjusted EBITDA input for a particular debt security would result in a higher fair value for that security.
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
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2016 and December 31, 2015 were as follows:

Portfolio Company	Investment Type	March 31, 2016	December 31, 2015
DLC Acquisition, LLC	Revolver	$2,000,000	$3,000,000
Frank Entertainment Group, LLC	Equity Investment	—	200,000
HKW Capital Partners IV, L.P.	Private Equity	826,049	856,874
Nautic Partners VII, LP	Private Equity	988,388	1,113,275
Nomacorc, LLC	Equity Investment	857,289	732,788
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	8,400,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	5,000,000	5,000,000
SPC Partners V, LP	Private Equity	903,859	1,213,477
Team Waste, LLC	Equity Investment	3,500,000	4,500,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Revolver	4,000,000	4,000,000
Total Unused Commitments		$28,475,585	$31,016,414

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2016, we were not a party to any hedging arrangements.
As of March 31, 2016, 84.1%, or $700.7 million (at cost), of our debt portfolio investments bore interest at fixed rates and 15.9%, or $132.9 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $2.7 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March

2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of March 31, 2016, we had non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($13.1 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.61%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 24, 2016, which could materially affect our business, financial condition or operating results. There have been no material changes during the three months ended ended March 31, 2016 to the risk factors discussed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the three months ended March 31, 2016, we issued 42,694 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued during the three months ended March 31, 2016 under the dividend reinvestment plan was approximately $0.8 million.
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

4.6
Form of 6.375% Note due 2022 (Included as part of Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.7
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

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date:	May 4, 2016	/s/ E. Ashton Poole
E. Ashton Poole
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2016	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 4, 2016	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

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

4.6
Form of 6.375% Note due 2022 (Included as part of Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 and incorporated herein by reference).

4.7
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

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.