Form 10-Q
period 2016-06-30
Triangle Capital CORP
filed 2016-08-03
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on August 3, 2016 was 39,880,195.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $750,833,116 and $795,244,907 as of June 30, 2016 and December 31, 2015, respectively)	$717,643,399	$774,238,518
Affiliate investments (cost of $175,702,230 and $171,486,103 as of June 30, 2016 and December 31, 2015, respectively)	183,475,354	177,581,965
Control investments (cost of $44,418,113 and $40,618,113 as of June 30, 2016 and December 31, 2015, respectively)	29,704,233	25,456,233
Total investments at fair value	930,822,986	977,276,716
Cash and cash equivalents	124,929,733	52,615,418
Interest, fees and other receivables	9,425,610	4,892,146
Prepaid expenses and other current assets	1,903,714	947,068
Deferred financing fees	3,093,052	3,480,444
Property and equipment, net	119,520	105,698
Total assets	$1,070,294,615	$1,039,317,490
Liabilities:
Accounts payable and accrued liabilities	$3,374,178	$7,463,514
Interest payable	3,841,477	3,714,470
Taxes payable	—	735,498
Deferred income taxes	5,375,894	4,988,317
Borrowings under credit facility	152,070,309	131,256,669
Notes	162,444,085	162,142,478
SBA-guaranteed debentures payable	244,938,000	220,648,789
Total liabilities	572,043,943	530,949,735
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 33,630,195 and 33,375,126 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	33,630	33,375
Additional paid-in capital	553,234,755	549,242,439
Investment income in excess of distributions	8,851,309	16,127,141
Accumulated realized losses	(21,289,719)	(25,813,329)
Net unrealized depreciation	(42,579,303)	(31,221,871)
Total net assets	498,250,672	508,367,755
Total liabilities and net assets	$1,070,294,615	$1,039,317,490
Net asset value per share	$14.82	$15.23

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$17,486,022	$16,982,885	$35,668,676	$33,941,585
Affiliate investments	3,356,738	4,199,380	6,741,107	8,390,729
Control investments	267,298	49,481	460,914	49,481
Total interest income	21,110,058	21,231,746	42,870,697	42,381,795
Dividend income:
Non-Control / Non-Affiliate investments	48,589	45,689	(1,198,171)	1,634,394
Affiliate investments	302,207	281,369	462,262	537,622
Control investments	300,000	—	300,000	—
Total dividend income	650,796	327,058	(435,909)	2,172,016
Fee and other income:
Non-Control / Non-Affiliate investments	2,452,792	835,092	4,076,678	4,072,438
Affiliate investments	226,551	1,500,096	536,566	1,997,053
Control investments	100,000	100,000	200,000	200,000
Total fee and other income	2,779,343	2,435,188	4,813,244	6,269,491
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,731,689	2,613,528	5,653,293	5,341,851
Affiliate investments	1,094,522	1,150,008	2,083,735	2,319,009
Total payment-in-kind interest income	3,826,211	3,763,536	7,737,028	7,660,860
Interest income from cash and cash equivalents	55,452	67,376	92,670	120,312
Total investment income	28,421,860	27,824,904	55,077,730	58,604,474
Operating expenses:
Interest and other financing fees	6,764,654	7,325,340	13,283,224	13,757,795
Compensation expenses	4,096,472	3,516,492	13,546,965	8,925,115
General and administrative expenses	1,221,821	816,887	2,310,545	1,985,800
Total operating expenses	12,082,947	11,658,719	29,140,734	24,668,710
Net investment income	16,338,913	16,166,185	25,936,996	33,935,764
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	5,621,127	3,178,433	6,205,914	6,415,102
Affiliate investments	(1,683,731)	238,806	(1,682,304)	266,508
Control investments	—	(20,483,644)	—	(20,483,644)
Net realized gains (losses)	3,937,396	(17,066,405)	4,523,610	(13,802,034)
Net unrealized appreciation (depreciation):
Investments	(13,529,964)	14,782,147	(10,445,641)	1,066,307
Foreign currency borrowings	(59,268)	(312,322)	(911,791)	861,385
Net unrealized appreciation (depreciation)	(13,589,232)	14,469,825	(11,357,432)	1,927,692
Net realized and unrealized losses on investments and foreign currency borrowings	(9,651,836)	(2,596,580)	(6,833,822)	(11,874,342)
Loss on extinguishment of debt	—	(1,394,017)	—	(1,394,017)
Benefit (provision) for taxes	(250)	—	10,911	(137,875)
Net increase in net assets resulting from operations	$6,686,827	$12,175,588	$19,114,085	$20,529,530
Net investment income per share—basic and diluted	$0.49	$0.49	$0.77	$1.02
Net increase in net assets resulting from operations per share—basic and diluted	$0.20	$0.37	$0.57	$0.62
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.45	$0.54	$0.99	$1.08
Supplemental dividends/distributions	—	0.05	—	0.10
Total dividends/distributions per share	$0.45	$0.59	$0.99	$1.18
Weighted average shares outstanding—basic and diluted	33,584,466	33,234,532	33,532,406	33,166,865
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation(Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2014	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
Net investment income	—	—	—	33,935,764	—	—	33,935,764
Stock-based compensation	—	—	3,412,181	—	—	—	3,412,181
Realized gain (loss) on investments	—	—	—	—	(13,802,034)	14,380,376	578,342
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(12,452,684)	(12,452,684)
Loss on extinguishment of debt	—	—	—	(1,394,017)	—	—	(1,394,017)
Provision for taxes	—	—	—	(137,875)	—	—	(137,875)
Dividends / distributions	71,248	71	1,695,352	(39,191,663)	—	—	(37,496,240)
Expenses related to public offering of common stock	—	—	(54,967)	—	—	—	(54,967)
Issuance of restricted stock	360,840	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(110,209)	(110)	(2,400,242)	—	—	—	(2,400,352)
Balance, June 30, 2015	33,272,167	$33,272	$544,771,957	$6,138,723	$(1,337,335)	$(34,789,836)	$514,816,781

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2015	33,375,126	$33,375	$549,242,439	$16,127,141	$(25,813,329)	$(31,221,871)	$508,367,755
Net investment income	—	—	—	25,936,996	—	—	25,936,996
Stock-based compensation	—	—	5,886,490	—	—	—	5,886,490
Realized gain (loss) on investments	—	—	—	—	4,523,610	(4,650,931)	(127,321)
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(6,706,501)	(6,706,501)
Tax benefit	—	—	—	10,911	—	—	10,911
Dividends / distributions	82,848	82	1,590,073	(33,223,739)	—	—	(31,633,584)
Issuance of restricted stock	364,605	365	(365)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(192,384)	(192)	(3,483,882)	—	—	—	(3,484,074)
Balance, June 30, 2016	33,630,195	$33,630	$553,234,755	$8,851,309	$(21,289,719)	$(42,579,303)	$498,250,672

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$19,114,085	$20,529,530
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of portfolio investments	(75,444,437)	(163,270,565)
Repayments received/sales of portfolio investments	119,484,196	154,211,535
Loan origination and other fees received	1,622,991	2,819,164
Net realized loss (gain) on investments	(4,523,610)	13,802,034
Net unrealized depreciation (appreciation) on investments	10,058,066	(1,820,140)
Net unrealized depreciation (appreciation) on foreign currency borrowings	911,791	(861,385)
Deferred income taxes	387,577	753,833
Payment-in-kind interest accrued, net of payments received	(1,993,156)	23,501
Amortization of deferred financing fees	1,069,711	1,107,207
Loss on extinguishment of debt	—	1,394,017
Accretion of loan origination and other fees	(2,550,623)	(3,202,668)
Accretion of loan discounts	(199,697)	(238,229)
Accretion of discount on SBA-guaranteed debentures payable	31,899	92,784
Depreciation expense	33,432	29,225
Stock-based compensation	5,886,490	3,412,181
Changes in operating assets and liabilities:
Interest, fees and other receivables	(4,533,464)	574,544
Prepaid expenses and other current assets	(956,646)	(207,411)
Accounts payable and accrued liabilities	(4,089,336)	(3,726,899)
Interest payable	127,007	212,193
Taxes payable	(735,498)	(2,451,879)
Payable from unsettled transaction	—	16,961,500
Net cash provided by operating activities	63,700,778	40,144,072
Cash flows from investing activities:
Purchases of property and equipment	(47,254)	(37,091)
Net cash used in investing activities	(47,254)	(37,091)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	32,800,000	—
Repayments of SBA-guaranteed debentures payable	(7,800,000)	—
Borrowings under credit facility	68,901,849	83,000,000
Repayments of credit facility	(49,000,000)	(56,000,000)
Proceeds from notes	—	83,372,640
Redemption of notes	—	(69,000,000)
Financing fees paid	(1,123,400)	(2,740,049)
Net expenses related to public offering of common stock	—	(54,967)
Common stock withheld for payroll taxes upon vesting of restricted stock	(3,484,074)	(2,400,352)
Cash dividends/distributions paid	(31,633,584)	(37,496,240)
Net cash provided by (used in) financing activities	8,660,791	(1,318,968)
Net increase in cash and cash equivalents	72,314,315	38,788,013
Cash and cash equivalents, beginning of period	52,615,418	78,759,026
Cash and cash equivalents, end of period	$124,929,733	$117,547,039
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,625,782	$11,673,774
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$1,590,155	$1,695,423

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
ACA Holdings LLC. (F/K/A My Alarm Center, LLC) (0%)*	Security Company	Preferred Units (2,000,000 units)		$2,000,000	$1,458,000
				2,000,000	1,458,000

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	13,576,223	13,576,223
		Class A Units (1,500,000 units)		1,500,000	4,228,000
			13,819,514	15,076,223	17,804,223

Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, Due 11/21)	13,168,124	13,040,499	13,040,499
		Common Units (1,250 units)		1,250,000	2,641,000
			13,168,124	14,290,499	15,681,499

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	4,076,000
				630,134	4,076,000

All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (11% Cash, Due 03/21)	6,033,333	5,777,954	5,777,954
		Bridge Note (14% PIK, Due 11/16)	595,589	585,876	706,000
		Units (83,025 units)		253,000	330,000
			6,628,922	6,616,830	6,813,954

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Notes (10% Cash, 2% PIK, Due 06/19)	23,709,065	23,489,516	23,489,516
		Class A Units (2,129,032 units)		2,129,032	2,685,000
			23,709,065	25,618,548	26,174,516

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,112,935	4,057,651	4,057,651
			4,112,935	4,057,651	4,057,651

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	1,846,000
				1,300,000	1,846,000

Baker Hill Acquisition, LLC (3%)*	Loan Origination Software Solutions Provider	Subordinated Notes (12% Cash, Due 03/21)	13,500,000	13,318,928	13,318,928
		Limited Partnership Interest		1,498,500	1,498,500
			13,500,000	14,817,428	14,817,428

BFN Operations LLC (0%)*	Wholesale Grower and Distributor of Shrubs, Trees and Plants	First-Out Subordinated Note (17% PIK, Due 02/17)(6)	16,852,343	14,162,530	—
		Last-Out Subordinated Note (17% PIK, Due 02/17)(6)	2,295,457	1,957,027	—
			19,147,800	16,119,557	—

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,533,422	12,373,266	10,003,000
		Series C Preferred Stock (10,000 shares)		1,000,000	415,000
			12,533,422	13,373,266	10,418,000

Capital Contractors, Inc. (0%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 6/20)	9,843,542	9,697,991	2,099,000
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,189,991	2,099,000

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,212,335	14,933,383	14,933,383
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,212,335	16,433,383	16,433,383

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	341,000
				119,735	341,000

Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	18,525,102	18,205,834	18,205,834
		Common Shares (1,000 shares)		1,000,000	1,653,000
			18,525,102	19,205,834	19,858,834

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	$9,999,618	$9,965,791	$9,397,000
		Class A Units (22,561 units)		906,604	2,498,000
			9,999,618	10,872,395	11,895,000

Community Intervention Services, Inc. (2%)*	Provider of Behavioral Health Services	Subordinated Note (10% Cash, 3% PIK, Due 01/21) (6)	16,200,490	15,407,588	11,698,000
			16,200,490	15,407,588	11,698,000

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,377,513	15,377,513
		Preferred Stock (703 shares)		554,458	802,000
		Common Stock (1,000,000 shares)		100,000	191,000
			15,505,583	16,031,971	16,370,513

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		1,500,000	1,500,000
				1,500,000	1,500,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	898,000
				1,000,000	898,000

DialogDirect, Inc. (3%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	16,003,455	15,884,115	15,884,115
			16,003,455	15,884,115	15,884,115

DLC Acquisition, LLC (8%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	21,575,000	21,264,500	21,264,500
		Senior Note (10% Cash, 2% PIK, Due 12/20)	18,800,732	18,561,343	18,561,343
			40,375,732	39,825,843	39,825,843

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/19)	7,456,455	7,385,739	7,385,739
		Series A Units (600,000 units)		600,000	444,000
			7,456,455	7,985,739	7,829,739

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,716,792	9,642,935	8,777,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	—
			9,716,792	11,607,750	8,777,000

Flowchem Holdings LLC (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	2,157,000
				782,356	2,157,000

FrontStream Holdings, LLC (3%)*	Payment and Donation Management Product Service Provider	Subordinated Note (12.5% Cash, Due 12/20)	13,375,000	13,243,338	13,243,338
		Series C-2 Preferred Shares (500 shares)		500,000	500,000
			13,375,000	13,743,338	13,743,338

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,404,886	5,020,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,154,886	5,020,000

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,399,997	13,399,997	14,599,997
			13,399,997	13,399,997	14,599,997

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

GST AutoLeather, Inc. (5%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,896,819	22,550,581	22,550,581
			22,896,819	22,550,581	22,550,581

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Halo Branded Solutions, Inc. (3%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	$10,357,392	$10,124,611	$10,124,611
		Class A1 Units (2,600 units)		2,600,000	2,600,000
			10,357,392	12,724,611	12,724,611

Hatch Chile Co., LLC (0%)*	Food Products Distributor	Unit Purchase Warrant (7,817 units)		295,800	1,586,000
				295,800	1,586,000

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		1,300,300	1,436,000
				1,300,300	1,436,000

HTC Borrower, LLC (5%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	25,735,582	25,428,876	25,428,876
			25,735,582	25,428,876	25,428,876

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,431,184	7,431,184
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,047,164	7,896,646	7,896,646
		Subordinated Notes (14% PIK, Due 10/22)	5,355,263	5,297,289	5,297,289
		Class A Units (1,289 units)		1,751,483	1,751,483
			20,902,427	22,376,602	22,376,602

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,271,000
				853,500	1,271,000

K-Square Restaurant Partners, LP (F/K/A The Krystal Company) (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,563,000
				638,260	3,563,000

KT Capital Partners, L.P. (0%)*(4)	Multi-Sector Holdings	Subordinated Notes (10% PIK)	769,000	374,000	769,000
		Subordinated Note (3.3% PIK)	162,000	81,000	162,000
		4.2% Limited Partnership Interest		380,000	739,000
			931,000	835,000	1,670,000

Media Storm, LLC (2%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,526,715	6,526,715
		Membership Units (1,216,204 units)		1,176,957	1,096,000
			6,545,455	7,703,672	7,622,715

MIC Holding LLC (F/K/A Magpul Industries Corp.) (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,813,000
		Common Units (30,000 units)		30,000	7,053,000
				1,500,000	9,866,000

Micross Solutions LLC (5%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	24,063,731	23,943,422	23,943,422
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,201,000
			24,063,731	25,963,115	25,144,422

Motor Vehicle Software Corporation (4%)*	Provider of EVR Services	Subordinated Note (10% Cash, 0.5% PIK, Due 03/21)	20,142,299	19,784,923	19,784,923
		Class A Units (1,000,000 units)		1,064,960	1,247,000
			20,142,299	20,849,883	21,031,923

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		904,146	1,382,000
				904,146	1,382,000

Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	20,637,872	20,308,824	17,335,000
		Limited Partnership Interest		2,148,000	1,244,000
			20,637,872	22,456,824	18,579,000

On Event Services, LLC (5%)*	Equipment Rentals	Subordinated Notes (10% Cash, 2% PIK, Due 06/20)	21,824,632	21,205,878	21,205,878
		Warrant to Purchase Units (8.4%)		1,902,000	3,663,000
			21,824,632	23,107,878	24,868,878

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	22,644,852	22,303,193	22,303,193
		Class A Preferred Units (15,000 units)		1,500,000	1,849,000
		Class A Common Units (15,000 units)		—	894,000
			22,644,852	23,803,193	25,046,193

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
PHW Equity Investors, L.P. (F/K/A Performance Health & Wellness Holdings, Inc.) (0%)*	Rehabilitation and Wellness Products	Class A Limited Partnership Units (15,000 units)		$—	$50,000
				—	50,000

PowerDirect Marketing, LLC (0%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	$8,744,209	5,927,482	1,700,000
		Common Unit Purchase Warrants		590,200	—
			8,744,209	6,517,682	1,700,000

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (2%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	6,799,286	6,679,029	6,679,029
		Series A Preferred Units (39 units)		3,654,253	2,379,000
			6,799,286	10,333,282	9,058,029

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,629,866	1,661,000
				1,629,866	1,661,000

Specialized Desanders, Inc. (3%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,239,634	16,071,055	13,084,739
		Class C Partnership Units (2,000,000 units)		1,937,421	2,451,000
			16,239,634	18,008,476	15,535,739

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,574,684	10,426,983	10,426,983
		Limited Partnership Interest		925,000	1,167,000
			10,574,684	11,351,983	11,593,983

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	13,701,805	13,490,444	13,490,444
		Limited Partnership Units (500,000 units)		500,000	500,000
			13,701,805	13,990,444	13,990,444

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,652,496	14,445,714	14,445,714
		Class A Units (1,400,000 units)		1,400,000	2,382,000
			14,652,496	15,845,714	16,827,714

TK USA Enterprises, Inc. (2%)*	Hardware Designer and Distributor	Subordinated Note (11% Cash, Due 10/23)	12,500,000	12,255,694	12,255,694
			12,500,000	12,255,694	12,255,694

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (4%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK Due 11/22)	10,023,333	9,804,372	9,804,372
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	8,881,733	8,684,668	8,773,464
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,000,000
			18,905,066	20,489,040	20,577,836

United Biologics, LLC (3%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,627,868	12,416,285	12,416,285
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A Common Units (177,935 units)		1,999,989	567,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	151,000
			12,627,868	15,391,715	13,271,285

Water Pik, Inc. (7%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	33,288,781	32,871,118	32,871,118
			33,288,781	32,871,118	32,871,118

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,580,181	13,580,181
		Class A Units (2,000 units)		2,000,000	2,002,000
			13,822,500	15,580,181	15,582,181

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Women's Marketing, Inc. (3%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)	$16,433,579	$16,129,845	$13,418,000
		Class A Common Units (16,300 units)		1,630,000	174,000
			16,433,579	17,759,845	13,592,000

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	2,033,000
				3,000,000	2,033,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Note (9.5% Cash, Due 08/20)	19,500,000	19,017,736	17,631,000
		Limited Partnership Interest		3,496,500	730,000
			19,500,000	22,514,236	18,361,000

Subtotal Non–Control / Non–Affiliate Investments			695,168,481	750,833,116	717,643,399

Affiliate Investments:
All Aboard America! Holdings Inc. (4%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	15,314,971	15,215,974	15,215,974
		Membership Units in LLC		2,300,782	4,583,000
			15,314,971	17,516,756	19,798,974

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 01/21)	3,593,753	3,489,542	3,489,542
		Membership Units (8,364 units)		620,653	4,312,000
			3,593,753	4,110,195	7,801,542

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	11,493,348	11,493,347	11,493,347
		Common Stock (84 shares)		502,320	884,000
			11,493,348	11,995,667	12,377,347

Consolidated Lumber Company LLC (3%)*	Lumber Yard Operator	Subordinated Note (10% Cash, 2% PIK, Due 09/20)	11,443,987	11,223,194	11,223,194
		Class A Units (15,000 units)		1,500,000	1,599,000
			11,443,987	12,723,194	12,822,194

DPII Holdings, LLC (1%)*	Satellite Communication Business	Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 07/17)(6)	3,669,055	3,453,963	2,508,000
		Tranche III Subordinated Note (19% PIK, Due 07/17)(6)	1,651,370	1,583,077	688,000
		Class A Membership Interest (17,308 units)		1,107,692	—
			5,320,425	6,144,732	3,196,000

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	540,000
		Class B Interest (48,427 units)		—	—
		Class C Interest (3,746 units)		—	—
				292,000	540,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,878,984	9,804,838	9,804,838
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,878,984	16,404,838	16,632,552

GenPref LLC (0%)*	Lab Testing Services	7.0% LLC Interest		23,162	16,400
				23,162	16,400

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC) (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	384,000
		Common B Units (3,000 units)		23,140	1,976,000
		Common A Units (1,652 units)		14,993	1,088,000
				250,000	3,448,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (9%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$22,875,981	$22,480,245	$22,480,245
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,479,077	4,355,175	4,355,175
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	1,817,221	1,783,704	1,783,704
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	8,955,000
		Common Stock (1,668,691 shares)		333,738	7,346,000
			29,172,279	36,574,510	44,920,124

PCX Aerostructures, LLC (5%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 4% PIK, Due 10/19)	24,009,142	23,710,311	22,281,000
		Series A Preferred Stock (6,066 shares)		6,065,621	1,128,000
		Class A Common Stock (121,922 shares)		30,480	—
			24,009,142	29,806,412	23,409,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (36 units)		7,100,000	7,100,000
				7,100,000	7,100,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 03/17)	11,539,564	11,539,564	11,539,564
		Common Units (50 units)		500,000	—
			11,539,564	12,039,564	11,539,564

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,748,987	9,568,657	9,568,657
		Preferred Units (1,685,357 units)		1,685,357	1,556,000
			9,748,987	11,254,014	11,124,657

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation) (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

UCS Super HoldCo LLC (0%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		776,437	63,000
				776,437	63,000

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	241,000
		Common Shares (100,000 shares)		1,000,000	294,000
				1,205,748	535,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	637,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	637,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,514,000
				—	7,514,000

Subtotal Affiliate Investments			131,515,440	175,702,230	183,475,354

Control Investments:
CRS Reprocessing, LLC (4%)*	Fluid Reprocessing Services	Senior Notes (4.0% Cash, Due 12/16)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (10.5% Cash, Due 12/16)	10,192,464	10,192,464	10,192,464
		Series F Preferred Units (705,321 units)		9,134,807	4,585,000
		Common Units (15,174 units)		—	—
			13,135,233	22,270,040	17,720,233

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 12/19)(6)	270,466	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 12/19)(6)	7,493,567	6,178,633	3,117,000
		Jr. Subordinated Note (15% PIK, Due 12/19)(6)	2,261,790	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			10,025,823	9,628,633	3,367,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 1/17)(6)	$607,492	$375,000	$375,000
		Subordinated Note (8.5% Cash, Due 1/17)(6)	4,694,670	3,000,000	214,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,302,162	4,491,440	589,000

SRC Worldwide, Inc. (2%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	8,028,000
				8,028,000	8,028,000

Subtotal Control Investments			28,463,218	44,418,113	29,704,233

Total Investments, June 30, 2016 (187%)*			$855,147,139	$970,953,459	$930,822,986

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.3% of total investments at fair value as of June 30, 2016. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(5)	PIK non-accrual investment

(6)	Non-accrual investment

(7)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	$13,559,977	$13,559,977
		Class A Units (1,500,000 units)		1,500,000	2,282,000
			13,819,514	15,059,977	15,841,977

ADCS Clinics, LLC (2%)*	Operator of Dermatology Clinics	Subordinated Note (11% Cash, 2% PIK, Due 05/20)	10,042,719	9,848,836	9,848,836
			10,042,719	9,848,836	9,848,836

Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, 1.5% PIK, Due 06/19)	13,089,478	12,931,506	12,931,506
		Common Units (1,250 units)		1,250,000	2,527,000
			13,089,478	14,181,506	15,458,506

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	2,774,000
				630,134	2,774,000

All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (10.5% Cash, Due 12/19)	4,950,000	4,832,848	4,832,848
		Units (34,732 units)		122,000	122,000
			4,950,000	4,954,848	4,954,848

All Metro Health Care Services, Inc. (3%)*	Home Care Service Provider	Subordinated Note (10% Cash, 2% PIK, Due 03/20)	17,350,000	16,998,931	17,350,000
			17,350,000	16,998,931	17,350,000

Applied-Cleveland Holdings, Inc. (5%)*	Oil and Gas Pipeline Infrastructure Inspection Services	Subordinated Notes (10% Cash, 2% PIK, Due 06/19)	23,470,748	23,215,930	23,215,930
		Class A Units (2,129,032 units)		2,129,032	2,398,000
			23,470,748	25,344,962	25,613,930

Audio and Video Labs Holdings, Inc. (2%)*	Manufacturer and Distributor for Independent Artists and Authors	Subordinated Notes (12% Cash, 2% PIK, Due 06/18)	10,508,029	10,397,618	10,397,618
		Common Stock (138 shares)		1,300,000	1,823,000
			10,508,029	11,697,618	12,220,618

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,044,171	3,972,207	3,972,207
			4,044,171	3,972,207	3,972,207

Baker Hill Acquisition, LLC (3%)*	Loan Origination Software Solutions Provider	Subordinated Notes (11.5% Cash, Due 03/21)	13,500,000	13,304,441	13,304,441
		Limited Partner Interest		1,498,500	1,498,500
			13,500,000	14,802,941	14,802,941

BFN Operations LLC (1%)*	Wholesale Grower and Distributor of Shrubs, Trees and Plants	First-Out Subordinated Note (3% Cash, 14% PIK, Due 06/18)(5)	15,473,803	14,162,530	2,162,000
		Last-Out Subordinated Note (17% PIK, Due 06/18)(6)	2,107,700	1,957,027	—
			17,581,503	16,119,557	2,162,000

Cafe Enterprises, Inc. (3%)*	Restaurant	Subordinated Note (12% Cash, 2% PIK, Due 09/19)	12,407,440	12,227,662	12,227,662
		Series C Preferred Stock (10,000 shares)		1,000,000	1,354,000
			12,407,440	13,227,662	13,581,662

Capital Contractors, Inc. (1%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 12/16)	9,843,542	9,684,660	6,725,000
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,176,660	6,725,000

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,021,875	14,721,875	14,721,875
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,021,875	16,221,875	16,221,875

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	644,000
				119,735	644,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	$18,201,610	$17,854,853	$17,854,853
		Common Shares (1,000 shares)		1,000,000	1,000,000
			18,201,610	18,854,853	18,854,853

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	9,999,618	9,962,287	9,336,000
		Class A Units (22,561 units)		906,604	1,845,000
			9,999,618	10,868,891	11,181,000

Community Intervention Services, Inc. (3%)*	Provider of Behavioral Health Services	Subordinated Note (10% Cash, 3% PIK, Due 01/21)	15,567,011	15,278,382	15,278,382
			15,567,011	15,278,382	15,278,382

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,349,955	15,349,955
		Preferred Stock (703 shares)		554,458	708,000
		Common Stock (1,000,000 shares)		100,000	563,000
			15,505,583	16,004,413	16,620,955

Continental Anesthesia Management, LLC (2%)*	Physicians Management Services	Subordinated Note (10% Cash, 4% PIK, Due 04/16)	10,676,571	10,676,571	10,676,571
		Warrant (263 shares)		276,100	—
			10,676,571	10,952,671	10,676,571

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CPC Acquisition Corp. (3%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,427,013	7,427,013
		Subordinated Note (10% Cash, 1% PIK, Due 10/22)	3,757,187	3,720,583	3,720,583
		Subordinated Note (14% PIK, Due 10/22)	3,850,625	3,814,021	3,814,021
		Class A Units (1,081 units)		1,500,000	1,500,000
			15,107,812	16,461,617	16,461,617

CWS Acquisition Corp. (0%)*	Manufacturer of Custom Windows and Sliding Doors	1,500,000 Class A Units		1,500,000	1,500,000
				1,500,000	1,500,000

Danville Materials, LLC (4%)*	Manufacturer of Dental Products	Subordinated Note (10% Cash, Due 10/20)	7,237,000	7,159,943	7,237,000
		Subordinated Note (10% Cash, 2% PIK, Due 10/20)	9,537,517	9,446,012	9,537,517
		Common Units (45,492 units)		82,593	1,733,000
			16,774,517	16,688,548	18,507,517

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	792,000
				1,000,000	792,000

DialogDirect, Inc. (5%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	24,435,667	24,237,485	20,871,000
			24,435,667	24,237,485	20,871,000

DLC Acquisition, LLC (8%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	21,614,062	21,260,181	21,260,181
		Senior Note (10% Cash, 2% PIK, Due 12/20)	18,612,068	18,352,068	18,352,068
			40,226,130	39,612,249	39,612,249

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (2%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/18)	7,382,324	7,298,289	7,298,289
		Series A Units (600,000 units)		600,000	523,000
			7,382,324	7,898,289	7,821,289

Eckler's Holdings, Inc. (2%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,499,451	9,411,489	9,065,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	149,000
			9,499,451	11,376,304	9,214,000

Electronic Systems Protection, Inc. (0%)*	Power Protection Systems Manufacturing	Common Stock (570 shares)		285,000	680,000
				285,000	680,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
FCL Graphics, Inc. (0%)*	Commercial Printing Services	Senior Note (5.2% Cash, Due 09/16)	$1,030,253	$1,030,253	$677,000
		Senior Note (8.0% Cash, 2% PIK, Due 09/16)(5)	1,244,804	1,207,439	—
			2,275,057	2,237,692	677,000

Flowchem Ltd. (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	1,968,000
				782,356	1,968,000

FrontStream Holdings, LLC (3%)*	Payment and Donation Management Product Service Provider	Subordinated Note (13.0% Cash, Due 12/20)	13,375,000	13,232,718	13,232,718
		Series C-2 Preferred Shares (500 shares)		500,000	500,000
			13,375,000	13,732,718	13,732,718

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 07/18)	8,462,629	8,392,051	6,603,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,142,051	6,603,000

Frozen Specialties, Inc. (3%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,133,074	13,133,074	14,333,074
			13,133,074	13,133,074	14,333,074

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	26,000
				500,000	26,000

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	22,667,050	22,295,430	22,295,430
			22,667,050	22,295,430	22,295,430

Hatch Chile Co., LLC (0%)*	Food Products Distributor	Unit Purchase Warrant (7,817 units)		295,800	1,412,000
				295,800	1,412,000

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		1,148,222	1,286,000
				1,148,222	1,286,000

HTC Borrower, LLC (5%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	25,349,458	25,014,420	25,014,420
			25,349,458	25,014,420	25,014,420

Inland Pipe Rehabilitation Holding Company LLC (2%)*	Cleaning and Repair Services	Subordinated Notes (10% Cash, 5.5% PIK, Due 12/16)	9,644,469	9,620,276	9,620,276
		Membership Interest Purchase Warrant (3%)		853,500	—
			9,644,469	10,473,776	9,620,276

KT Capital Partners, L.P. (0%)*(4)	Multi-Sector Holdings	Subordinated Notes (10% PIK)	740,740	374,000	740,740
		Subordinated Note (3.3% PIK)	160,044	81,000	160,044
		4.2% Limited Partnership Interest		380,000	769,000
			900,784	835,000	1,669,784

Magpul Industries Corp. (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,630,000
		Common Units (30,000 units)		30,000	2,461,000
				1,500,000	5,091,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,519,844	6,519,844
		Membership Units (1,216,204 units)		1,176,957	1,059,000
			6,545,455	7,696,801	7,578,844

Micross Solutions LLC (5%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	23,701,971	23,555,773	23,555,773
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,264,000
			23,701,971	25,575,466	24,819,773

Motor Vehicle Software Corporation (4%)*	Provider of EVR Services	Subordinated Note (10% Cash, 1% PIK, Due 03/21)	20,066,150	19,680,009	19,680,009
		Class A Units (1,000,000 units)		1,064,960	1,064,960
			20,066,150	20,744,969	20,744,969

My Alarm Center, LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		2,000,000	1,563,000
				2,000,000	1,563,000

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		727,348	1,163,000
				727,348	1,163,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.25% PIK, Due 07/21)	$20,405,104	$20,051,228	$18,346,000
		Limited Partnership Interest		2,267,211	1,829,000
			20,405,104	22,318,439	20,175,000

On Event Services, LLC (5%)*	Equipment Rentals	Subordinated Notes (10% Cash, 2% PIK, Due 06/20)	21,841,967	21,146,202	21,146,202
		Warrant to Purchase Units (5.4%)		1,252,000	1,870,000
		Option to Acquire Warrants		—	385,000
			21,841,967	22,398,202	23,401,202

Orchid Underwriters Agency, LLC (5%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	22,644,852	22,259,848	22,259,848
		Class A Preferred Units (15,000 units)		1,500,000	1,735,000
		Class A Common Units (15,000 units)		—	777,000
			22,644,852	23,759,848	24,771,848

Performance Health & Wellness Holdings, Inc. (1%)*	Rehabilitation and Wellness Products	Class A Limited Partnership Units (15,000 units)		1,500,000	3,533,000
				1,500,000	3,533,000

PowerDirect Marketing, LLC (1%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	8,766,784	6,627,482	2,728,000
		Common Unit Purchase Warrants		590,200	—
			8,766,784	7,217,682	2,728,000

Radiant Logistics, Inc. (3%)*	Freight Logistics	Subordinated Note (12% Cash, Due 04/21)	15,000,000	14,726,935	14,726,935
			15,000,000	14,726,935	14,726,935

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (2%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	6,697,070	6,568,541	6,568,541
		Series A Preferred Units (39 units)		3,654,253	3,654,253
			6,697,070	10,222,794	10,222,794

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,296,140	1,241,000
				1,296,140	1,241,000

Specialized Desanders, Inc. (3%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,043	15,917,841	12,064,469
		Class C Partnership Units (2,000,000 units)		1,937,421	2,954,000
			16,110,043	17,855,262	15,018,469

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,416,107	10,252,530	10,252,530
		Limited Partner Interest		925,000	1,207,000
			10,416,107	11,177,530	11,459,530

TCFI Merlin LLC (3%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	14,495,790	14,257,521	14,257,521
		Limited Partnership Units (500,000 units)		500,000	488,000
			14,495,790	14,757,521	14,745,521

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,469,046	14,240,038	14,240,038
		Class A Units (1,400,000 units)		1,400,000	1,823,000
			14,469,046	15,640,038	16,063,038

The Krystal Company (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,753,000
				638,260	2,753,000

Top Knobs USA, Inc. (0%)*	Hardware Designer and Distributor	Common Stock (26,593 shares)		333,994	2,654,000
				333,994	2,654,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	$12,626,565	$12,283,998	$11,143,000
		Class A Common Units (177,935 units)		1,999,989	—
		Class A-1 Common Units (18,818 units)		137,324	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	—
			12,626,565	15,259,428	11,143,000

Water Pik, Inc. (6%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	33,288,781	32,836,296	32,836,296
			33,288,781	32,836,296	32,836,296

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,556,636	13,556,636
		Class A Units (2,000 units)		2,000,000	2,148,000
			13,822,500	15,556,636	15,704,636

Women's Marketing, Inc. (3%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)	16,309,508	15,983,508	15,983,508
		Class A Common Units (16,300 units)		1,630,000	1,630,000
			16,309,508	17,613,508	17,613,508

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	1,975,000
				3,000,000	1,975,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Note (9% Cash, Due 08/20)	19,500,000	18,972,078	18,972,078
		Limited Partner Interest		3,496,500	2,202,000
			19,500,000	22,468,578	21,174,078

Subtotal Non–Control / Non–Affiliate Investments			741,520,527	795,244,907	774,238,518

Affiliate Investments:
All Aboard America! Holdings Inc. (4%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	15,084,735	14,953,191	14,953,191
		Membership Units in LLC		2,300,782	5,024,000
			15,084,735	17,253,973	19,977,191

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (2%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 2% PIK, Due 06/17)	7,229,980	7,186,235	7,186,235
		Membership Units (8,364 units)		620,653	3,872,000
			7,229,980	7,806,888	11,058,235

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 06/17)	11,339,706	11,323,440	11,323,440
		Common Stock (84 shares)		502,320	199,000
			11,339,706	11,825,760	11,522,440

Consolidated Lumber Company LLC (3%)*	Lumber Yard Operator	Senior Note (10% Cash, 2% PIK, Due 09/20)	14,611,092	14,332,445	14,332,445
		Class A Units (15,000 units)		1,500,000	1,500,000
			14,611,092	15,832,445	15,832,445

DPII Holdings, LLC (1%)*	Satellite Communication Business	Senior Note (12% Cash, 4% PIK, Due 07/17)	3,595,727	3,558,804	3,558,804
		Class A Membership Interest (17,308 units)		1,107,692	795,000
			3,595,727	4,666,496	4,353,804

Dyson Corporation (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	416,000
				1,000,000	416,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,683,049	9,592,545	9,592,545
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,683,049	16,192,545	16,420,259

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
GenPref LLC (0%)*	Lab Testing Services	7.0% LLC Interest		$23,162	$16,400
				23,162	16,400

Main Street Gourmet, LLC (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	367,000
		Common B Units (3,000 units)		23,140	1,807,000
		Common A Units (1,652 units)		14,993	995,000
				250,000	3,169,000

NB Products, Inc. (7%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$20,722,083	20,327,140	20,327,140
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,263,250	4,126,030	4,126,030
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	8,525,000
		Common Stock (1,668,691 shares)		333,738	3,997,000
			24,985,333	32,408,556	36,975,170

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 4% PIK, Due 10/19)	20,075,580	19,799,092	18,612,000
		Series A Preferred Stock (5,344 shares)		5,343,953	1,191,000
		Class A Common Stock (107,416 shares)		26,854	—
			20,075,580	25,169,899	19,803,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (28 units)		5,500,000	5,500,000
				5,500,000	5,500,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 03/17)	11,252,123	11,252,123	11,252,123
		Common Units (50 units)		500,000	400,000
			11,252,123	11,752,123	11,652,123

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,823,862	9,633,898	9,633,898
		Preferred Units (1,685,357 units)		1,685,357	1,427,000
			9,823,862	11,319,255	11,060,898

UCS Super HoldCo LLC (0%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		1,000,000	300,000
		Participation Interest		2,000,000	—
				3,000,000	300,000

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Preferred A Shares (90,000 shares)		900,000	446,000
		Common Shares (10,000 shares)		100,000	—
				1,000,000	446,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	743,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	743,000

Wythe Will Tzetzo, LLC (2%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	8,336,000
				—	8,336,000

Subtotal Affiliate Investments			127,681,187	171,486,103	177,581,965

Control Investments:
CRS Reprocessing, LLC (3%)*	Fluid Reprocessing Services	Senior Notes (3.9% Cash, Due 05/16)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (10.5% Cash, Due 06/16)	6,192,464	6,192,464	6,192,464
		Series F Preferred Units (705,321 units)		9,134,807	5,221,000
		Common Units (15,174 units)		—	—
			9,135,233	18,270,040	14,356,233

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2015

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 09/17)(6)	$250,833	$250,000	$250,000
		Subordinated Note (12% Cash, 3% PIK, Due 09/17)(6)	6,945,991	6,178,633	3,117,000
		Jr. Subordinated Note (15% PIK, Due 09/17)(6)	2,097,611	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			9,294,435	9,628,633	3,367,000

Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 12/15)(6)	569,452	375,000	375,000
		Subordinated Note (8.5% Cash, Due 12/15)(6)	4,499,250	3,000,000	437,000
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,068,702	4,491,440	812,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,228,000	6,921,000
				8,228,000	6,921,000

Subtotal Control Investments			23,498,370	40,618,113	25,456,233

Total Investments, December 31, 2015 (192%)*			$892,700,084	$1,007,349,123	$977,276,716
*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 2.1% of total investments at fair value as of December 31, 2015. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

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
The accompanying unaudited financial statements are presented in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and accompanying notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2016:
Subordinated debt and 2nd lien notes	$701,041,061	72%	$648,517,998	70%
Senior debt and 1st lien notes	132,371,567	14	126,757,349	13
Equity shares	131,188,314	13	148,876,639	16
Equity warrants	6,352,517	1	6,671,000	1
Royalty rights	—	—	—	—
	$970,953,459	100%	$930,822,986	100%
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
Royalty rights	—	—	—	—
	$1,007,349,123	100%	$977,276,716	100%

During the three months ended June 30, 2016, the Company made three new investments totaling approximately $46.3 million and investments in ten existing portfolio companies totaling approximately $17.3 million. During the six months ended June 30, 2016, the Company made three new investments totaling approximately $46.3 million and investments in fifteen existing portfolio companies totaling approximately $29.1 million.

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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%
June 30, 2016	19	30%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at June 30, 2016 and December 31, 2015 are summarized as follows:

June 30, 2016:	Fair Value	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$635,054,998	Income Approach	Required Rate of Return	9.5% – 32.5%	13.6%
			Leverage Ratio	1.7x – 7.7x	4.4x
			Adjusted EBITDA	$2.1 million – $77.5 million	$22.3 million
Subordinated debt and 2nd lien notes	13,463,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.0x – 5.7x	5.3x
			Adjusted EBITDA	$2.0 million – $3.9 million	$2.3 million
Senior debt and 1st lien notes	126,757,349	Income Approach	Required Rate of Return	4.0% – 15.8%	12.2%
			Leverage Ratio	0.0x – 5.1x	3.2x
			Adjusted EBITDA	$4.0 million – $10.3 million	$7.0 million
Equity shares and warrants	155,547,639	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 14.9x	7.2x
			Adjusted EBITDA	$0.0 million – $77.5 million	$13.9 million
			Revenue Multiple	4.0x – 4.0x	4.0x
			Revenues	$84.8 million – $84.8 million	$84.8 million

December 31, 2015:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$638,529,995	Income Approach	Required Rate of Return	9.5% – 25.0%	13.5%
			Leverage Ratio	1.5x – 7.2x	4.3x
			Adjusted EBITDA	$1.6 million – $72.6 million	$20.7 million
Subordinated debt and 2nd lien notes	15,794,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 5.5x	4.6x
			Adjusted EBITDA	$0.9 million – $2.2 million	$1.7 million
Senior debt and 1st lien notes	132,929,264	Income Approach	Required Rate of Return	3.8% – 16.0%	11.2%
			Leverage Ratio	0.0x – 7.2x	3.4x
			Adjusted EBITDA	$2.6 million – $10.1 million	$6.8 million
Equity shares and warrants	142,809,369	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	7.1x
			Adjusted EBITDA	$0.9 million – $72.6 million	$12.8 million
			Revenue Multiple	4.0x – 4.0x	4.0x
			Revenues	$83.2 million – $83.2 million	$83.2 million

(1)	Certain investments with a total fair value of $47,214,088 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of June 30, 2016 and December 31, 2015, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$648,517,998	$648,517,998
Senior debt and 1st lien notes	—	—	126,757,349	126,757,349
Equity shares	—	—	148,876,639	148,876,639
Equity warrants	—	—	6,671,000	6,671,000
Royalty rights	—	—	—	—
	$—	$—	$930,822,986	$930,822,986

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$699,125,083	$699,125,083
Senior debt and 1st lien notes	—	—	132,929,264	132,929,264
Equity shares	—	—	141,555,369	141,555,369
Equity warrants	—	—	3,667,000	3,667,000
Royalty rights	—	—	—	—
	$—	$—	$977,276,716	$977,276,716

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015:

Six Months Ended June 30, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$—	$977,276,716
New investments	65,489,356	1,000,000	8,305,081	650,000	—	75,444,437
Reclassifications	4,020,247	(4,020,247)	—	—	—	—
Proceeds from sales of investments	—	—	(10,819,469)	(121,878)	—	(10,941,347)
Loan origination fees received	(1,582,991)	(40,000)	—	—	—	(1,622,991)
Principal repayments received	(105,161,664)	(3,381,185)	—	—	—	(108,542,849)
PIK interest earned	7,019,085	717,943	—	—	—	7,737,028
PIK interest payments received	(5,507,722)	(236,150)	—	—	—	(5,743,872)
Accretion of loan discounts	101,049	98,648	—	—	—	199,697
Accretion of deferred loan origination revenue	2,288,179	262,444	—	—	—	2,550,623
Realized gain (loss)	—	(1,560,322)	6,238,154	(154,222)	—	4,523,610
Unrealized gain (loss)	(17,272,624)	986,954	3,597,504	2,630,100	—	(10,058,066)
Fair value, end of period	$648,517,998	$126,757,349	$148,876,639	$6,671,000	$—	$930,822,986

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Six Months Ended June 30, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	133,503,814	7,446,253	21,068,498	1,252,000	—	163,270,565
Reclassifications	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(4,901,207)	(6,992,088)	—	(11,893,295)
Loan origination fees received	(2,819,164)	—	—	—	—	(2,819,164)
Principal repayments received	(109,212,658)	(33,105,582)	—	—	—	(142,318,240)
PIK interest earned	6,731,749	929,111	—	—	—	7,660,860
PIK interest payments received	(6,478,328)	(1,206,033)	—	—	—	(7,684,361)
Accretion of loan discounts	202,718	35,511	—	—	—	238,229
Accretion of deferred loan origination revenue	2,531,596	671,072	—	—	—	3,202,668
Realized gain (loss)	(17,652,163)	804,802	302,790	2,742,537	—	(13,802,034)
Unrealized gain (loss)	11,040,779	60,052	(7,498,242)	(1,782,449)	—	1,820,140
Fair value, end of period	$669,517,627	$90,887,433	$120,812,430	$3,681,000	$—	$884,898,490

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $8.4 million and $7.0 million during the three and six months ended June 30, 2016, respectively, were related to portfolio company investments that were still held by the Company as of June 30, 2016. Pre-tax net unrealized losses on investments of $2.1 million and $9.6 million during the three and six months ended June 30, 2015, respectively, were related to portfolio company investments that were still held by the Company as of June 30, 2015.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended June 30, 2016, the Company made investments of approximately $72.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2016, the Company made investments of $3.4 million in companies to which it was previously committed to provide such financing. During the six months ended June 30, 2015, the Company made investments of approximately $159.3 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the six months ended June 30, 2015, the Company made investments of $4.0 million in companies to which it was previously committed to provide such financing. The details of the Company’s investments have been disclosed on the Consolidated Schedules of Investments.
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
Investment Income
Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes, until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date. The Company had negative dividend income of approximately $0.4 million during the six months ended June 30, 2016, consisting of dividend income of approximately $0.9 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, the Company received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
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
Fee income for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Recurring Fee Income:
Amortization of loan origination fees	$528,718	$484,840	$1,085,958	$1,008,768
Management, valuation and other fees	226,167	209,628	418,295	386,886
Total Recurring Fee Income	754,885	694,468	1,504,253	1,395,654
Non-Recurring Fee Income:
Prepayment fees	873,886	686,108	1,488,357	1,889,983
Acceleration of unamortized loan origination fees	886,903	757,626	1,464,665	2,193,899
Advisory and structuring fees	—	250,000	—	540,662
Loan amendment fees	7,770	12,500	17,770	186,028
Other fees	255,899	34,486	338,199	63,265
Total Non-Recurring Fee Income	2,024,458	1,740,720	3,308,991	4,873,837
Total Fee Income	$2,779,343	$2,435,188	$4,813,244	$6,269,491

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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both June 30, 2016 and December 31, 2015, there were no individual investments greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2016 and December 31, 2015, the Company’s largest single portfolio company investment represented approximately 4.8% and 4.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of June 30, 2016, $687.5 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility (the “Credit Facility”) and $382.8 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of June 30, 2016, the Company held investments in two portfolio companies that were denominated in Canadian dollars and as of December 31, 2015, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
The Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes in the Company's Unaudited Consolidated Statements of Operations, with the related deferred tax assets presented in the Company's Unaudited Balance Sheet.
For federal income tax purposes, the cost of investments owned as of June 30, 2016 and December 31, 2015 was approximately $977.5 million and $1,010.6 million, respectively.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

4. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2016 and December 31, 2015:

Issuance/Pooling Date	Maturity Date	Interest Rate as of June 30, 2016	June 30, 2016	December 31, 2015
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
June 22, 2016	September 1, 2026	1.609%	32,800,000	—
September 14, 2010 (LMI Debenture)	March 1, 2016	N/A	—	7,768,101
Less: Deferred financing fees			(5,062,000)	(4,319,312)
Total SBA-Guaranteed Debentures			$244,938,000	$220,648,789
Credit Facility:
May 4, 2015	May 3, 2020	3.277%	$152,070,309	$131,256,669
Total Credit Facility			$152,070,309	$131,256,669
Notes:
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(4,305,915)	(4,607,522)
Total Notes			$162,444,085	$162,142,478

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
Under the Small Business Investment Act of 1958 and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of June 30, 2016, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of June 30, 2016, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of June 30, 2016 and December 31, 2015 were 3.75% and 4.02%, respectively. In the six months ended June 30, 2016, the Company repaid its $7.8 million SBA-guaranteed LMI debenture, which matured on March 1, 2016. The weighted average interest rate as of June 30, 2016 included $217.2 million of pooled SBA-guaranteed debentures with a weighted average fixed rate of 4.08% and $32.8 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.61%. As of December 31, 2015, all SBA-guaranteed debentures were pooled.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued and a one-time 2.0% fee on the amount of each SBA-guaranteed LMI debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Unaudited Consolidated Statements of Operations.
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2016 and December 31, 2015, the carrying amounts of the SBA-guaranteed debentures was approximately $244.9 million and $220.6 million, respectively. As of June 30, 2016 and December 31, 2015, the fair values of the SBA-guaranteed debentures were $261.0 million and $230.2 million, respectively.
Credit Facility
In May 2015, the Company entered into the Credit Facility. The Credit Facility, which has a current commitment of $300.0 million supported by 13 financial institutions, replaced the Company's $165.0 million senior secured credit facility entered into in June 2013 (the "Prior Facility"). The revolving period of the Credit Facility ends May 3, 2019 followed by a one-year amortization period with a final maturity date of May 3, 2020. The Company has the ability to borrow foreign currencies under the Credit Facility.
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
As of June 30, 2016, the Company had United States dollar borrowings of $130.0 million outstanding under the Credit Facility with an interest rate of 3.21% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($22.1 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.67%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2015, the Company had United States dollar borrowings of $119.0 million outstanding under the Credit Facility with an interest rate of 3.00% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.59%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2016 and December 31, 2015, the fair values of the borrowings outstanding under the Credit Facility were $152.1 million and $131.3 million, respectively.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all covenants of the Credit Facility.
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
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of June 30, 2016 and December 31, 2015, the carrying amount of the December 2022 Notes was $78.6 million and $78.4 million, respectively. As of June 30, 2016 and December 31, 2015, the fair value of the December 2022 Notes was $81.0 million and $80.2 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of June 30, 2016 and December 31, 2015, the carrying amount of the March 2022 Notes was $83.9 million and $83.7 million, respectively. As of June 30, 2016, and December 31, 2015 the fair value of the March 2022 Notes was $89.3 million and $88.0 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.

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
The following table presents information with respect to the Plan for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	778,116	$24.10	662,965	$25.87
Shares granted during the period	364,605	$17.56	360,840	$21.82
Shares vested during the period	(407,611)	$23.12	(235,485)	$24.09
Unvested shares, end of period	735,110	$21.40	788,320	$24.17

In the three months ended June 30, 2016, the Company recognized equity-based compensation expense of approximately $1.6 million. In the six months ended June 30, 2016, the Company recognized equity-based compensation expense of approximately $5.9 million, $2.7 million of which related to the accelerated vesting of outstanding shares of restricted stock of the Company's former Chief Executive Officer, Garland S. Tucker III, who retired from his officer positions in February 2016. In the three and six months ended June 30, 2015, the Company recognized equity-based compensation expense of approximately $1.8 million and $3.4 million, respectively. This expense is included in compensation expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2016, there was approximately $13.1 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.1 years.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

6. TRANSACTIONS WITH CONTROLLED COMPANIES
During both the three months ended June 30, 2016 and 2015, the Company received management fees from SRC Worldwide, Inc., a 100%-owned portfolio company, of $100,000. During both the six months ended June 30, 2016 and 2015, the Company received management fees from SRC Worldwide, Inc. of $200,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the three and six months ended June 30, 2016, the Company recognized $300,000 as dividend income from SRC Worldwide, Inc.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of June 30, 2016 and December 31, 2015 were as follows:

Portfolio Company	Investment Type	June 30, 2016	December 31, 2015
DLC Acquisition, LLC	Revolver	$3,000,000	$3,000,000
Frank Entertainment Group, LLC	Equity Investment	—	200,000
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	—
HKW Capital Partners IV, L.P.	Private Equity	688,188	856,874
Nautic Partners VII, LP	Private Equity	950,652	1,113,275
Nomacorc, LLC	Equity Investment	851,999	732,788
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	8,400,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	5,000,000	5,000,000
SPC Partners V, LP	Private Equity	879,752	1,213,477
SPC Partners VI, LP	Private Equity	3,000,000	—
Team Waste, LLC	Equity Investment	2,900,000	4,500,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Revolver	4,000,000	4,000,000
Total unused commitments to extend financing		$34,920,591	$31,016,414
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Per share data:
Net asset value at beginning of period	$15.23	$16.11
Net investment income(1)	0.77	1.02
Net realized gain (loss) on investments(1)	0.13	(0.42)
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	(0.34)	0.06
Total increase from investment operations(1)	0.56	0.66
Dividends paid to stockholders from net investment income	(0.99)	(1.18)
Dividends paid to stockholders from realized gains	—	—
Total dividends paid	(0.99)	(1.18)
Shares issued pursuant to Dividend Reinvestment Plan	0.02	0.02
Stock-based compensation	—	(0.10)
Loss on extinguishment of debt(1)	—	(0.04)
Net asset value at end of period	$14.82	$15.47
Market value at end of period(2)	$19.38	$23.44
Shares outstanding at end of period	33,630,195	33,272,167
Net assets at end of period	$498,250,672	$514,816,781
Average net assets	$509,888,799	$528,821,227
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	11.36%	10.44%
Ratio of net investment income to average net assets (annualized)	10.12%	12.83%
Portfolio turnover ratio	7.83%	18.08%
Total return(3)	6.59%	21.34%
Supplemental Data:
Efficiency ratio(4)	28.79%	18.62%

(1)	Weighted average basic per share data.

(2)	Represents the closing price of the Company’s common stock on the last day of the period.

(3)
Total return equals the change in the ending market value of the Company’s common stock during the period, plus dividends declared per share during the period, divided by the market value of the Company’s common stock on the first day of the period. Total return is not annualized.

(4)	Efficiency ratio equals the sum of (i) compensation and related expenses and (ii) general and administrative expenses divided by total investment income.

9. SUBSEQUENT EVENTS
During July 2016, the Company completed a follow-on public equity offering of 6,250,000 shares of common stock, at a price to the public of $19.90 per share, resulting in total gross proceeds of approximately $124.4 million, less underwriters’ commissions of approximately $4.4 million and other expenses of approximately $0.4 million.

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Six Months Ended June 30, 2016

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2015 Value	Gross Additions(2)	Gross Reductions(3)	June 30, 2016 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (4.0% Cash)	$58,698	$2,942,769	$—	$—	$2,942,769
	Split Collateral Term Loans (10.5% Cash)	402,216	6,192,464	4,000,000	—	10,192,464
	Series F Preferred Units (705,321 units)	—	5,221,000	—	636,000	4,585,000
	Common Units (15,174 units)	—	—	—	—	—
		460,914	14,356,233	4,000,000	636,000	17,720,233

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)	—	250,000	—	—	250,000
	Subordinated Note (12% Cash, 3% PIK)	—	3,117,000	—	—	3,117,000
	Jr. Subordinated Note (15% PIK)	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—
	100% Common Shares	—	—	—	—	—
		—	3,367,000	—	—	3,367,000

Gerli & Company	Subordinated Note (13% Cash)	—	375,000	—	—	375,000
	Subordinated Note (8.5% Cash)	—	437,000	—	223,000	214,000
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	812,000	—	223,000	589,000

SRC, Inc.	Common Stock (5,000 shares)	500,000	6,921,000	1,307,000	200,000	8,028,000
		500,000	6,921,000	1,307,000	200,000	8,028,000

Total Control Investments		960,914	25,456,233	5,307,000	1,059,000	29,704,233

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	1,231,225	14,953,191	262,783	—	15,215,974
	Membership Units in LLC	—	5,024,000	—	441,000	4,583,000
		1,231,225	19,977,191	262,783	441,000	19,798,974

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 2% PIK)	385,946	7,186,235	81,007	3,777,700	3,489,542
	Membership Units (8,364 units)	—	3,872,000	440,000	—	4,312,000
		385,946	11,058,235	521,007	3,777,700	7,801,542

CIS Secure Computing, Inc.	Subordinated Note (12% Cash, 3% PIK)	870,945	11,323,440	169,907	—	11,493,347
	Common Stock (84 shares)	—	199,000	685,000	—	884,000
		870,945	11,522,440	854,907	—	12,377,347

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	811,164	14,332,445	183,406	3,292,657	11,223,194
	Class A Units (15,000 units)	82,184	1,500,000	99,000	—	1,599,000
		893,348	15,832,445	282,406	3,292,657	12,822,194

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Six Months Ended June 30, 2016

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2015 Value	Gross Additions(2)	Gross Reductions(3)	June 30, 2016 Value
DPII Holdings, LLC	Tranche I & II Subordinated Note (12% Cash, 4% PIK)	$115,147	$3,558,804	$5,708	$1,056,512	$2,508,000
	Tranche III Subordinated Note (19% PIK)	—	—	1,615,385	927,385	688,000
	Class A Membership Interest (17,308 units)	—	795,000	—	795,000	—
		115,147	4,353,804	1,621,093	2,778,897	3,196,000

FCL Holding SPV, LLC	Class A Interests (24,873 units)	—	—	540,000	—	540,000
	Class B Interest (48,427 units)	—	—	—	—	—
	Class B Interest (3,746 units)	—	—	—	—	—
		—	—	540,000	—	540,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	787,832	9,592,545	298,007	85,714	9,804,838
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	242,414	4,566,904	—	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	1,660,810	—	—	1,660,810
	Class C Redeemable Preferred Units (25,846 units)	—	600,000	—	—	600,000
	Class A Common Units (43,077 units)	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—
		1,030,246	16,420,259	298,007	85,714	16,632,552

GenPref LLC	7.0% LLC Interest	—	16,400	—	—	16,400
		—	16,400	—	—	16,400

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC)	Preferred Units (233 units)	—	367,000	17,000	—	384,000
	Common B Units (3,000 units)	—	1,807,000	169,000	—	1,976,000
	Common A Units (1,652 units)	—	995,000	93,000	—	1,088,000
		—	3,169,000	279,000	—	3,448,000

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	1,622,189	20,327,140	2,191,912	38,807	22,480,245
	Jr. Subordinated Note (10% PIK)	229,145	4,126,030	229,145	—	4,355,175
	Jr. Subordinated Bridge Note (20% PIK)	55,630		1,818,971	35,267	1,783,704
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	8,525,000	430,000	—	8,955,000
	Common Stock (1,668,691 shares)	—	3,997,000	3,349,000	—	7,346,000
		1,906,964	36,975,170	8,019,028	74,074	44,920,124

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 4% PIK)	1,663,516	18,612,000	3,971,219	302,219	22,281,000
	Series A Preferred Stock (6,066 shares)	—	1,191,000	721,668	784,668	1,128,000
	Class A Common Stock (121,922 shares)	—	—	3,626	3,626	—
		1,663,516	19,803,000	4,696,513	1,090,513	23,409,000

Team Waste, LLC	Preferred Units (36 units)	16,000	5,500,000	1,600,000	—	7,100,000
		16,000	5,500,000	1,600,000	—	7,100,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	977,299	11,252,123	287,441	—	11,539,564
	Common Units (50 units)	—	400,000	—	400,000	—
		977,299	11,652,123	287,441	400,000	11,539,564

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Six Months Ended June 30, 2016

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2015 Value	Gross Additions(2)	Gross Reductions(3)	June 30, 2016 Value
TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	$595,370	$9,633,898	$99,246	$164,487	$9,568,657
	Preferred Units (1,685,357 units)	—	1,427,000	129,000	—	1,556,000
		595,370	11,060,898	228,246	164,487	11,124,657

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation)	Common Units (1,000,000 units)	—	416,000	—	416,000	—
		—	416,000	—	416,000	—

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	300,000	—	237,000	63,000
	Participation Interest	—	—	2,000,000	2,000,000	—
		—	300,000	2,000,000	2,237,000	63,000

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	446,000	241,000	446,000	241,000
	Common Shares (100,000 shares)	—	—	446,000	152,000	294,000
		—	446,000	687,000	598,000	535,000

Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	—	—	—	—	—
	Class B Preferred Units (11,484,867 units)	—	743,000	—	106,000	637,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	743,000	—	106,000	637,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	137,664	8,336,000	—	822,000	7,514,000
		137,664	8,336,000	—	822,000	7,514,000

Total Affiliate Investments		$9,823,670	$177,581,965	$22,177,431	$16,284,042	$183,475,354

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

This schedule should be read in conjunction with Triangle Capital Corporation's Consolidated Financial Statements for the year ended December 31, 2015, including the Consolidated Schedule of Investments as of December 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and six months ended June 30, 2016, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2016 and December 31, 2015, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 12.3% and 12.2%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 10.6% as of both June 30, 2016 and December 31, 2015. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 9.9% and 10.2% as of June 30, 2016 and December 31, 2015, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $930.8 million as of June 30, 2016, as compared to $977.3 million as of December 31, 2015. As of June 30, 2016, we had investments in 88 portfolio companies with an aggregate cost of $971.0 million. As of December 31, 2015, we had investments in 92 portfolio companies with an aggregate cost of $1.0 billion. As of both June 30, 2016 and December 31, 2015, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2016 and December 31, 2015, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2016:
Subordinated debt and 2nd lien notes	$701,041,061	72%	$648,517,998	70%
Senior debt and 1st lien notes	132,371,567	14	126,757,349	13
Equity shares	131,188,314	13	148,876,639	16
Equity warrants	6,352,517	1	6,671,000	1
Royalty rights	—	—	—	—
	$970,953,459	100%	$930,822,986	100%
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
Royalty rights	—	—	—	—
	$1,007,349,123	100%	$977,276,716	100%

Investment Activity
During the six months ended June 30, 2016, we made three new investments totaling $46.3 million, debt investments in eight existing portfolio companies totaling $24.9 million and equity investments in nine existing portfolio companies totaling $4.2 million. We had seven portfolio company loans repaid at par totaling $92.1 million and received normal principal repayments and partial loan prepayments totaling $16.2 million in the six months ended June 30, 2016. We converted subordinated debt investments in one portfolio company into an equity investment and recognized a realized loss on such conversion totaling $1.6 million. We wrote-off an equity investment in one portfolio company and recognized a realized loss on the write-off of $2.0 million. In addition, we received proceeds related to the sales of certain equity securities totaling $11.2 million and recognized net realized gains on such sales totaling $8.1 million in the six months ended June 30, 2016.

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
Total portfolio investment activity for the six months ended June 30, 2016 and 2015 was as follows:

Six Months Ended June 30, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$—	$977,276,716
New investments	65,489,356	1,000,000	8,305,081	650,000	—	75,444,437
Reclassifications	4,020,247	(4,020,247)	—	—	—	—
Proceeds from sales of investments	—	—	(10,819,469)	(121,878)	—	(10,941,347)
Loan origination fees received	(1,582,991)	(40,000)	—	—	—	(1,622,991)
Principal repayments received	(105,161,664)	(3,381,185)	—	—	—	(108,542,849)
PIK interest earned	7,019,085	717,943	—	—	—	7,737,028
PIK interest payments received	(5,507,722)	(236,150)	—	—	—	(5,743,872)
Accretion of loan discounts	101,049	98,648	—	—	—	199,697
Accretion of deferred loan origination revenue	2,288,179	262,444	—	—	—	2,550,623
Realized gain (loss)	—	(1,560,322)	6,238,154	(154,222)	—	4,523,610
Unrealized gain (loss)	(17,272,624)	986,954	3,597,504	2,630,100	—	(10,058,066)
Fair value, end of period	$648,517,998	$126,757,349	$148,876,639	$6,671,000	$—	$930,822,986
Weighted average yield on debt investments at end of period(1)						12.3%
Weighted average yield on total investments at end of period(1)						10.6%
Weighted average yield on total investments at end of period						9.9%

(1)	Excludes non-accrual debt investments

Six Months Ended June 30, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	133,503,814	7,446,253	21,068,498	1,252,000	—	163,270,565
Reclassifications	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(4,901,207)	(6,992,088)	—	(11,893,295)
Loan origination fees received	(2,819,164)	—	—	—	—	(2,819,164)
Principal repayments received	(109,212,658)	(33,105,582)	—	—	—	(142,318,240)
PIK interest earned	6,731,749	929,111	—	—	—	7,660,860
PIK interest payments received	(6,478,328)	(1,206,033)	—	—	—	(7,684,361)
Accretion of loan discounts	202,718	35,511	—	—	—	238,229
Accretion of deferred loan origination revenue	2,531,596	671,072	—	—	—	3,202,668
Realized gain (loss)	(17,652,163)	804,802	302,790	2,742,537	—	(13,802,034)
Unrealized gain (loss)	11,040,779	60,052	(7,498,242)	(1,782,449)	—	1,820,140
Fair value, end of period	$669,517,627	$90,887,433	$120,812,430	$3,681,000	$—	$884,898,490
Weighted average yield on debt investments at end of period(1)						12.6%
Weighted average yield on total investments at end of period(1)						10.9%
Weighted average yield on total investments at end of period						10.5%

(1)	Excludes non-accrual debt investments
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2016, the fair value of our non-accrual assets was $20.6 million, which comprised 2.2% of the total fair value of our portfolio, and the cost of our non-accrual assets was $54.3 million, which comprised 5.6% of the total cost of our portfolio. As of December 31, 2015, the fair value of our non-accrual assets was $6.9 million, which comprised 0.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was $20.4 million, which comprised 2.0% of the total cost of our portfolio.
Our non-accrual assets as of June 30, 2016 were as follows:
BFN Operations LLC
In September 2015, as part of a balance sheet restructuring of BFN Operations LLC, or BFN, we amended our first-out subordinated note in BFN to change the contractual interest rates from 13% cash and 4% PIK to 3% cash and 14% PIK. In addition, we amended our last-out subordinated note in BFN to change the contractual interest rates from 13% cash and 4% PIK to 0% cash and 17% PIK. In connection with the changes, we placed our last-out subordinated debt investment in BFN on non-accrual status effective with the monthly payment due September 30, 2015. In February 2016, in connection with further restructuring activities at BFN, we placed our first-out subordinated note in BFN on full non-accrual with the monthly payment due January 31, 2016. In June, 2016, BFN filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2016, the cost of our debt investments in BFN was $16.1 million and the fair value of such investments was zero.
Community Intervention Services, Inc.
In June 2016, we placed our debt investment in Community Intervention Services, Inc., or Community, on non-accrual status effective with the quarterly payment due June 30, 2016. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Community for financial reporting purposes. As of June 30, 2016, the cost of our debt investment in Community was $15.4 million and the fair value of such investment was $11.7 million.

DCWV Acquisition Corporation
In September 2015, we placed our debt investments in DCWV Acquisition Corporation, or DCWV, on non-accrual status effective with the monthly payment due September 30, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in DCWV for financial reporting purposes. As of June 30, 2016, the cost of our debt investments in DCWV was $8.4 million and the fair value of such investments was $3.4 million.
DPII Holdings, LLC
During the three months ended March 31, 2016, we placed our Tranche I & II subordinated debt investments in DPII Holdings, LLC, or Datapath, on PIK non-accrual status. During the three months ended June 30, 2016, we invested approximately $1.6 million in a Tranche III subordinated debt investment in order to provide liquidity to support Datapath. This Tranche III subordinated debt investment bears interest at a rate of 0% Cash and 19% PIK. As a result, in the three months ended June 30, 2016, we placed both our Tranche I & II subordinated debt investments and our Tranche III subordinated debt investment in Datapath, on full non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Datapath for financial reporting purposes. As of June 30, 2016, the cost of our debt investments in Datapath was $5.0 million and the fair value of such investments was $3.2 million.
Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. As of June 30, 2016, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was $0.6 million.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. As of June 30, 2016, the cost of our debt investment in PowerDirect was $5.9 million and the fair value of such investment was $1.7 million.

Results of Operations
Comparison of three months ended June 30, 2016 and June 30, 2015
Investment Income
For the three months ended June 30, 2016, total investment income was $28.4 million, a 2.1% increase from $27.8 million of total investment income for the three months ended June 30, 2015. This increase was primarily attributable to a $0.3 million increase in non-recurring fee income and a $0.3 million increase in non-recurring dividend income. Non-recurring fee income was $2.0 million for the three months ended June 30, 2016, as compared to $1.7 million for the three months ended June 30, 2015. Non-recurring dividend income was $0.5 million for the three months ended June 30, 2016, as compared to $0.2 million for the three months ended June 30, 2015.
Operating Expenses
For the three months ended June 30, 2016, operating expenses increased by 3.6% to $12.1 million from $11.7 million for the three months ended June 30, 2015. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the three months ended June 30, 2016, interest and other financing fees decreased by 7.7% to $6.8 million from $7.3 million for the three months ended June 30, 2015. The decrease in interest and other financing fees was related to $1.2 million of interest savings related to the redemption of our unsecured notes due 2019, or the 2019 Notes, partially offset by an increase in interest and other financing fees of $0.6 million related to increased borrowings under our third amended and restated senior secured credit facility, or the Credit Facility.
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
For the three months ended June 30, 2016, compensation expenses increased by 16.5% to $4.1 million from $3.5 million for the three months ended June 30, 2015. The increase in compensation expenses in the quarter ended June 30, 2016 was primarily related to increased discretionary compensation expenses.
For the three months ended June 30, 2016, general and administrative expenses increased by 49.6% to $1.2 million from $0.8 million for the three months ended June 30, 2015.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) increased to 18.7% for the three months ended June 30, 2016 from 15.6% for the three months ended June 30, 2015.
Net Investment Income
As a result of the $0.6 million increase in total investment income and the $0.4 million increase in operating expenses, net investment income increased by 1.1% to $16.3 million for the three months ended June 30, 2016 as compared to $16.2 million for the three months ended June 30, 2015.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended June 30, 2016, we recognized realized gains totaling $3.9 million, which consisted primarily of net gains on the sales of four non-control/non-affiliate investments totaling $5.6 million, partially offset by net losses on the sale/write-off of two affiliate investments totaling $1.7 million. In addition, during the three months ended June 30, 2016, we recorded net unrealized depreciation totaling $13.6 million, consisting of net unrealized depreciation on our current portfolio of $9.3 million and net unrealized depreciation reclassification adjustments of $4.3 million related to the realized gains and losses noted above.
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
As a result of these events, our net increase in net assets resulting from operations was $6.7 million for the three months ended June 30, 2016, as compared to a net increase in net assets resulting from operations of $12.2 million for the three months ended June 30, 2015.
Comparison of six months ended June 30, 2016 and June 30, 2015
Investment Income
For the six months ended June 30, 2016, total investment income was $55.1 million, a 6.0% decrease from $58.6 million of total investment income for the six months ended June 30, 2015. This decrease was primarily attributable to a $1.6 million decrease in non-recurring fee income and a $2.6 million decrease in non-recurring dividend income, partially offset by an increase in interest income on portfolio debt investments. Non-recurring fee income was $3.3 million for the six months ended June 30, 2016 as compared to $4.9 million for the six months ended June 30, 2015. Net non-recurring dividend income was $(0.7) million for the six months ended June 30, 2016 as compared to $1.9 million for the six months ended June 30, 2015. Our net negative non-recurring dividend income during the six months ended June 30, 2016 consisted of non-recurring dividend income of approximately $0.6 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, we received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.

Operating Expenses
For the six months ended June 30, 2016, operating expenses increased by 18.1% to $29.1 million from $24.7 million for the six months ended June 30, 2015. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the six months ended June 30, 2016, interest and other financing fees decreased by 3.4% to $13.3 million from $13.8 million for the six months ended June 30, 2015. The decrease in interest and other financing fees was related to $2.4 million of interest savings related to the redemption of the 2019 Notes, partially offset by an increase in interest and other financing fees of $1.4 million related to increased borrowings under the credit facility and an increase of $0.5 million in interest and other financing fees from the February 2015 issuance of our unsecured notes due in March 2022, or the March 2022 Notes.
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
For the six months ended June 30, 2016, compensation expenses increased by 51.8% to $13.5 million from $8.9 million for the six months ended June 30, 2015. The increase in compensation expenses in the six months ended June 30, 2016 was primarily related to one-time expenses associated with the retirement of our former Chief Executive Officer, Garland S. Tucker, III, from his officer positions in February 2016. Our Board of Directors awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him in February 2016 based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service. We recognized $5.5 million in one-time compensation expenses in the six months ended June 30, 2016 associated with Mr. Tucker's retirement. This increase was partially offset by decreased discretionary compensation expenses.
For the six months ended June 30, 2016, general and administrative expenses increased by 16.4% to $2.3 million from $2.0 million for the six months ended June 30, 2015.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) increased to 28.8% for the six months ended June 30, 2016 from 18.6% for the six months ended June 30, 2015.
Net Investment Income
As a result of the $3.5 million decrease in total investment income and the $4.5 million increase in operating expenses, net investment income decreased by 23.6% to $25.9 million for the six months ended June 30, 2016 as compared to $33.9 million for the six months ended June 30, 2015.
Net Increase/Decrease in Net Assets Resulting from Operations
In the six months ended June 30, 2016, we recognized realized gains totaling $4.5 million, which consisted primarily of net gains on the sales/repayments of ten non-control/non-affiliate investments totaling $7.8 million, partially offset by a loss on the restructuring of one non-control/non-affiliate investment totaling $1.6 million and a net loss on the the sale/write-off of three affiliate investments totaling $1.7 million. In addition, during the six months ended June 30, 2016, we recorded net unrealized depreciation totaling $11.4 million consisting of net unrealized depreciation on our current portfolio of $6.7 million and net unrealized depreciation reclassification adjustments of $4.7 million related to the realized gains and losses noted above.
In the six months ended June 30, 2015, we recognized realized losses totaling $13.8 million which consisted of a loss on the restructuring of one control investment totaling $20.5 million, partially offset by net gains related to the sale/repayments of four affiliate investments of $0.3 million and net gains on the sales/repayments of nine non-control/non-affiliate investments totaling $6.4 million. In addition, during the six months ended June 30, 2015, we recorded net unrealized appreciation of investments totaling $1.9 million, consisting of net unrealized depreciation on our current portfolio of approximately $12.5 million and net unrealized appreciation adjustments of $14.4 million related to the realized gains and losses noted above.
During the six months ended June 30, 2015 , we recognized a loss on extinguishment of debt of approximately $1.4 million related to the redemption of the 2019 Notes.

As a result of these events, our net increase in net assets resulting from operations was $19.1 million for the six months ended June 30, 2016, as compared to a net increase in net assets resulting from operations of $20.5 million for the six months ended June 30, 2015.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available leverage under the Credit Facility, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
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
Cash Flows
For the six months ended June 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $72.3 million. During that period, our operating activities provided $63.7 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $119.5 million, partially offset by new portfolio investments of $75.4 million. In addition, our financing activities increased cash by $8.7 million, primarily due to net borrowings under the Credit Facility of $19.9 million and borrowings under SBA guaranteed debentures of $32.8 million, partially offset by cash dividends paid in the amount of $31.6 million and the repayment of the SBA-guaranteed LMI debenture of $7.8 million. As of June 30, 2016, we had $124.9 million of cash and cash equivalents on hand.
For the six months ended June 30, 2015, we experienced a net increase in cash and cash equivalents in the amount of $38.8 million. During that period, our operating activities provided $40.1 million in cash and our financing activities caused our cash to decrease by $1.3 million, primarily due to repayments under the Credit Facility of $56.0 million, redemption of the 2019 notes of $69.0 million and cash dividends paid in the amount of $37.5 million, partially offset by proceeds from the March 2022 Notes offering of $83.4 million and borrowings under the Credit Facility of $83.0 million. As of June 30, 2015, we had $117.5 million of cash and cash equivalents on hand.
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
As of June 30, 2016, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2016 was 3.75%. In the six months ended June 30, 2016, we repaid the $7.8 million SBA-guaranteed LMI debenture, which matured on March 1, 2016. The weighted average interest rate as of June 30, 2016 included $217.2 million of pooled SBA-guaranteed debentures with a weighted average fixed rate of 4.08% and $32.8 million of unpooled SBA-guaranteed debentures with a weighted average interim interest rate of 1.61%. As of December 31, 2015, all SBA-guaranteed debentures were pooled.
In May 2015, we entered the Credit Facility, which has a current commitment of $300.0 million supported by 13 financial institutions and replaced our $165.0 million senior secured credit facility entered into in June 2013, or the Prior Facility. The revolving period of the Credit Facility ends May 3, 2019 followed by a one-year amortization period with a final maturity date of May 3, 2020. We have the ability to borrow in both United States dollars as well as foreign currencies under the Credit Facility.

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
As of June 30, 2016, we had United States dollar borrowings of $130.0 million outstanding under the Credit Facility with an interest rate of 3.21% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($22.1 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.67%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a regulated investment company, or RIC, and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits the Administrative Agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into new collateral documents. As of June 30, 2016, we were in compliance with all covenants of the Credit Facility.
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
In October 2012, we issued $70.0 million of unsecured notes due December 2022, or the December 2022 Notes, and in November 2012, we issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were $77.8 million.
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
Recent Developments
During July 2016, we completed a follow-on public equity offering of 6,250,000 shares of common stock, at a price to the public of $19.90 per share, resulting in total gross proceeds of approximately $124.4 million, less underwriters’ commissions of approximately $4.4 million and other expenses of approximately $0.4 million.
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
The total number of investments and the percentage of our portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%
June 30, 2016	19	30%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of June 30, 2016 and December 31, 2015 were as follows:

Portfolio Company	Investment Type	June 30, 2016	December 31, 2015
DLC Acquisition, LLC	Revolver	$3,000,000	$3,000,000
Frank Entertainment Group, LLC	Equity Investment	—	200,000
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	—
HKW Capital Partners IV, L.P.	Private Equity	688,188	856,874
Nautic Partners VII, LP	Private Equity	950,652	1,113,275
Nomacorc, LLC	Equity Investment	851,999	732,788
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	8,400,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	5,000,000	5,000,000
SPC Partners V, LP	Private Equity	879,752	1,213,477
SPC Partners VI, LP	Private Equity	3,000,000	—
Team Waste, LLC	Equity Investment	2,900,000	4,500,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Revolver	4,000,000	4,000,000
Total Unused Commitments		$34,920,591	$31,016,414

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2016, we were not a party to any hedging arrangements.
As of June 30, 2016, 84.0%, or $699.8 million (at cost), of our debt portfolio investments bore interest at fixed rates and 16.0%, or $133.6 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $2.7 million on an annual basis. Both our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. In addition, of the total $250.0 million of outstanding SBA-guaranteed debentures, $217.2 million bear interest at fixed rates and $32.8 million are unpooled and currently bear interest at an interim interest rate of 1.61%. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of June 30, 2016, we had non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($22.1 million United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.67%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 24, 2016, which could materially affect our business, financial condition or operating results. There have been no material changes during the six months ended June 30, 2016 to the risk factors discussed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the six months ended June 30, 2016, we issued 82,848 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued during the six months ended June 30, 2016 under the dividend reinvestment plan was approximately $1.6 million.
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

TRIANGLE CAPITAL CORPORATION

Date:	August 3, 2016	/s/ E. Ashton Poole
E. Ashton Poole
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2016	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 3, 2016	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.