Form 10-Q
period 2016-09-30
Triangle Capital CORP
filed 2016-11-02
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on November 2, 2016 was 40,360,906.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $771,052,767 and $795,244,907 as of September 30, 2016 and December 31, 2015, respectively)	$748,363,034	$774,238,518
Affiliate investments (cost of $163,759,331 and $171,486,103 as of September 30, 2016 and December 31, 2015, respectively)	170,111,172	177,581,965
Control investments (cost of $52,518,113 and $40,618,113 as of September 30, 2016 and December 31, 2015, respectively)	29,257,769	25,456,233
Total investments at fair value	947,731,975	977,276,716
Cash and cash equivalents	168,336,823	52,615,418
Interest, fees and other receivables	6,966,478	4,892,146
Prepaid expenses and other current assets	1,690,182	947,068
Deferred financing fees	2,897,224	3,480,444
Property and equipment, net	122,506	105,698
Total assets	$1,127,745,188	$1,039,317,490
Liabilities:
Accounts payable and accrued liabilities	$4,636,217	$7,463,514
Interest payable	1,537,490	3,714,470
Taxes payable	—	735,498
Deferred income taxes	3,027,000	4,988,317
Borrowings under credit facility	91,427,900	131,256,669
Notes	162,598,503	162,142,478
SBA-guaranteed debentures payable	245,162,869	220,648,789
Total liabilities	508,389,979	530,949,735
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 40,405,403 and 33,375,126 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	40,405	33,375
Additional paid-in capital	684,618,304	549,242,439
Investment income in excess of distributions	6,553,437	16,127,141
Accumulated realized losses	(32,501,174)	(25,813,329)
Net unrealized depreciation	(39,355,763)	(31,221,871)
Total net assets	619,355,209	508,367,755
Total liabilities and net assets	$1,127,745,188	$1,039,317,490
Net asset value per share	$15.33	$15.23

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$17,270,300	$18,051,486	$52,938,976	$51,993,071
Affiliate investments	3,380,867	4,294,512	10,121,974	12,685,241
Control investments	303,708	248,609	764,622	298,090
Total interest income	20,954,875	22,594,607	63,825,572	64,976,402
Dividend income:
Non-Control / Non-Affiliate investments	167,468	259,431	(1,030,703)	1,893,825
Affiliate investments	244,233	323,291	706,495	860,913
Control investments	—	—	300,000	—
Total dividend income	411,701	582,722	(24,208)	2,754,738
Fee and other income:
Non-Control / Non-Affiliate investments	1,585,403	3,308,427	5,662,081	7,380,865
Affiliate investments	319,289	337,343	855,855	2,334,396
Control investments	110,000	100,000	310,000	300,000
Total fee and other income	2,014,692	3,745,770	6,827,936	10,015,261
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,719,831	2,735,701	8,373,124	8,077,552
Affiliate investments	1,175,899	1,126,244	3,259,634	3,445,253
Total payment-in-kind interest income	3,895,730	3,861,945	11,632,758	11,522,805
Interest income from cash and cash equivalents	135,459	58,401	228,129	178,713
Total investment income	27,412,457	30,843,445	82,490,187	89,447,919
Operating expenses:
Interest and other financing fees	6,757,718	6,561,298	20,040,942	20,319,093
Compensation expenses	3,963,797	4,951,026	17,510,762	13,876,141
General and administrative expenses	859,785	813,125	3,170,330	2,798,925
Total operating expenses	11,581,300	12,325,449	40,722,034	36,994,159
Net investment income	15,831,157	18,517,996	41,768,153	52,453,760
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(11,213,561)	2,331,742	(5,007,647)	8,746,844
Affiliate investments	2,106	(503,907)	(1,680,198)	(237,399)
Control investments	—	(18,323,508)	—	(38,807,152)
Net realized gains (losses)	(11,211,455)	(16,495,673)	(6,687,845)	(30,297,707)
Net unrealized appreciation (depreciation):
Investments	2,881,131	14,375,221	(7,564,510)	15,441,528
Foreign currency borrowings	342,409	1,081,391	(569,382)	1,942,776
Net unrealized appreciation (depreciation)	3,223,540	15,456,612	(8,133,892)	17,384,304
Net realized and unrealized losses on investments and foreign currency borrowings	(7,987,915)	(1,039,061)	(14,821,737)	(12,913,403)
Loss on extinguishment of debt	—	—	—	(1,394,017)
Tax benefit	36,431	393,437	47,342	255,562
Net increase in net assets resulting from operations	$7,879,673	$17,872,372	$26,993,758	$38,401,902
Net investment income per share—basic and diluted	$0.42	$0.56	$1.19	$1.58
Net increase in net assets resulting from operations per share—basic and diluted	$0.21	$0.54	$0.77	$1.16
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.45	$0.54	$1.44	$1.62
Supplemental dividends/distributions	—	0.05	—	0.15
Total dividends/distributions per share	$0.45	$0.59	$1.44	$1.77
Weighted average shares outstanding—basic and diluted	38,115,449	33,274,586	35,199,704	33,203,414
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation(Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2014	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
Net investment income	—	—	—	52,453,760	—	—	52,453,760
Stock-based compensation	—	—	5,200,761	—	—	—	5,200,761
Realized gain (loss) on investments	—	—	—	—	(30,297,707)	29,641,715	(655,992)
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(12,257,411)	(12,257,411)
Loss on extinguishment of debt	—	—	—	(1,394,017)	—	—	(1,394,017)
Tax Benefit	—	—	—	255,562	—	—	255,562
Dividends / distributions	125,298	125	2,676,308	(50,576,458)	(8,242,911)	—	(56,142,936)
Expenses related to public offering of common stock	—	—	(54,967)	—	—	—	(54,967)
Issuance of restricted stock	360,840	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(115,077)	(115)	(2,497,597)	—	—	—	(2,497,712)
Balance, September 30, 2015	33,321,349	$33,321	$547,444,138	$13,665,361	$(26,075,919)	$(19,333,224)	$515,733,677

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Losses on Investments	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2015	33,375,126	$33,375	$549,242,439	$16,127,141	$(25,813,329)	$(31,221,871)	$508,367,755
Net investment income	—	—	—	41,768,153	—	—	41,768,153
Stock-based compensation	—	—	7,502,500	—	—	—	7,502,500
Realized gain (loss) on investments	—	—	—	—	(6,687,845)	7,532,502	844,657
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(15,666,394)	(15,666,394)
Tax benefit	—	—	—	47,342	—	—	47,342
Dividends / distributions	120,562	120	2,325,851	(51,389,199)	—	—	(49,063,228)
Public offering of common stock	6,742,362	6,742	129,129,554	—	—	—	129,136,296
Issuance of restricted stock	364,605	365	(365)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(197,252)	(197)	(3,581,675)	—	—	—	(3,581,872)
Balance, September 30, 2016	40,405,403	$40,405	$684,618,304	$6,553,437	$(32,501,174)	$(39,355,763)	$619,355,209

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$26,993,758	$38,401,902
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(163,867,651)	(352,445,028)
Repayments received/sales of portfolio investments	182,153,894	261,002,599
Loan origination and other fees received	3,205,460	5,741,331
Net realized loss on investments	6,687,845	30,297,707
Net unrealized depreciation (appreciation) on investments	9,525,827	(18,127,974)
Net unrealized depreciation (appreciation) on foreign currency borrowings	569,382	(1,942,776)
Deferred income taxes	(1,961,317)	2,686,444
Payment-in-kind interest accrued, net of payments received	(4,177,550)	(2,084,305)
Amortization of deferred financing fees	1,644,826	1,636,224
Loss on extinguishment of debt	—	1,394,017
Accretion of loan origination and other fees	(3,676,003)	(4,897,834)
Accretion of loan discounts	(307,081)	(362,424)
Accretion of discount on SBA-guaranteed debentures payable	31,899	140,185
Depreciation expense	52,369	44,552
Stock-based compensation	7,502,500	5,200,761
Changes in operating assets and liabilities:
Interest, fees and other receivables	(2,074,332)	1,823,785
Prepaid expenses and other current assets	(743,114)	(538,708)
Accounts payable and accrued liabilities	(2,827,297)	(1,847,069)
Interest payable	(2,176,980)	(2,098,783)
Taxes payable	(735,498)	(2,451,879)
Net cash provided by (used in) operating activities	55,820,937	(38,427,273)
Cash flows from investing activities:
Purchases of property and equipment	(69,177)	(55,035)
Net cash used in investing activities	(69,177)	(55,035)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	32,800,000	—
Repayments of SBA-guaranteed debentures payable	(7,800,000)	—
Borrowings under credit facility	68,901,849	174,000,000
Repayments of credit facility	(109,300,000)	(114,000,000)
Proceeds from notes	—	83,372,640
Redemption of notes	—	(69,000,000)
Financing fees paid	(1,123,400)	(2,919,436)
Net proceeds (expenses) related to public offering of common stock	129,136,296	(54,967)
Common stock withheld for payroll taxes upon vesting of restricted stock	(3,581,872)	(2,497,712)
Cash dividends/distributions paid	(49,063,228)	(56,142,936)
Net cash provided by financing activities	59,969,645	12,757,589
Net increase (decrease) in cash and cash equivalents	115,721,405	(25,724,719)
Cash and cash equivalents, beginning of period	52,615,418	78,759,026
Cash and cash equivalents, end of period	$168,336,823	$53,034,307
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,929,857	$19,798,265
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$2,325,971	$2,676,433

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
ACA Holdings LLC (F/K/A My Alarm Center, LLC) (0%)*	Security Company	Preferred Units (2,000,000 units)		$2,000,000	$1,339,000
				2,000,000	1,339,000

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	13,584,652	13,584,652
		Class A Units (1,500,000 units)		1,500,000	4,678,000
			13,819,514	15,084,652	18,262,652

Agilex Flavors & Fragrances, Inc. (2%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, Due 11/21)	13,168,124	13,044,678	13,044,678
		Common Units (1,250 units)		1,250,000	2,371,000
			13,168,124	14,294,678	15,415,678

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	4,128,000
				630,134	4,128,000

All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (11% Cash, Due 03/21)	6,033,333	5,792,190	5,792,190
		Bridge Note (14% PIK, Due 11/16)	617,153	612,231	906,000
		Units (83,025 units)		253,000	269,000
			6,650,486	6,657,421	6,967,190

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,112,935	4,066,306	4,066,306
			4,112,935	4,066,306	4,066,306

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	1,761,000
				1,300,000	1,761,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Subordinated Notes (12% Cash, Due 03/21)	13,500,000	13,326,485	13,326,485
		Limited Partnership Interest		1,498,500	1,056,000
			13,500,000	14,824,985	14,382,485

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (7% Cash, 7% PIK, Due 06/19)	13,641,423	13,491,522	10,684,000
		Series C Preferred Stock (10,000 shares)		1,000,000	169,000
			13,641,423	14,491,522	10,853,000

Capital Contractors, Inc. (0%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 6/20)	9,843,542	9,704,782	1,979,000
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,196,782	1,979,000

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,290,087	15,022,055	15,022,055
		Common Stock (15,000 shares)		1,500,000	1,446,000
			15,290,087	16,522,055	16,468,055

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	116,000
				119,735	116,000

Centerfield Media Holding Company (3%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	18,690,799	18,385,793	18,385,793
		Common Shares (1,000 shares)		1,000,000	1,973,000
			18,690,799	19,385,793	20,358,793

Chromaflo Technologies Parent LP (2%)*	Colorant Manufacturer and Distributor	Second Lien Term Loan (8.3% Cash, Due 06/20)	9,999,618	9,967,597	9,967,597
		Class A Units (22,561 units)		906,604	2,437,000
			9,999,618	10,874,201	12,404,597

Community Intervention Services, Inc. (2%)*	Provider of Behavioral Health Services	Subordinated Note (10% Cash, 3% PIK, Due 01/21) (6)	16,738,706	15,407,588	11,364,000
			16,738,706	15,407,588	11,364,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	$15,505,583	$15,391,915	$15,391,915
		Preferred Stock (703 shares)		554,458	818,000
		Common Stock (1,000,000 shares)		100,000	94,000
			15,505,583	16,046,373	16,303,915

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		1,500,000	2,052,000
				1,500,000	2,052,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	795,000
				1,000,000	795,000

DialogDirect, Inc. (3%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	16,064,880	15,951,956	15,951,956
			16,064,880	15,951,956	15,951,956

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	21,400,000	21,112,007	21,112,007
		Senior Note (10% Cash, 2% PIK, Due 12/20)	18,896,825	18,668,129	18,668,129
			40,296,825	39,780,136	39,780,136

DLR Restaurants, LLC (0%)*	Restaurant	Royalty Rights		—	—
				—	—

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/19)	7,493,799	7,430,044	7,430,044
		Series A Units (600,000 units)		600,000	438,000
			7,493,799	8,030,044	7,868,044

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,828,535	9,762,022	8,216,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	—
			9,828,535	11,726,837	8,216,000

Flowchem Holdings LLC (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	2,322,000
				782,356	2,322,000

FrontStream Holdings, LLC (2%)*	Payment and Donation Management Product Service Provider	Subordinated Note (12.5% Cash, Due 12/20)	13,375,000	13,248,898	13,248,898
		Series C-2 Preferred Shares (500 shares)		500,000	500,000
			13,375,000	13,748,898	13,748,898

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,411,531	7,929,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,161,531	7,929,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,536,975	13,536,975	14,736,975
			13,536,975	13,536,975	14,736,975

Garden Fresh Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	23,013,847	22,680,826	22,680,826
			23,013,847	22,680,826	22,680,826

Halo Branded Solutions, Inc. (2%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	10,383,861	10,157,677	10,157,677
		Class A1 Units (2,600 units)		2,600,000	2,600,000
			10,383,861	12,757,677	12,757,677

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		924,605	1,243,000
				924,605	1,243,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	$25,932,888	$25,640,882	$25,640,882
			25,932,888	25,640,882	25,640,882

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,433,344	7,433,344
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,067,729	7,921,494	7,921,494
		Subordinated Notes (14% PIK, Due 10/22)	5,546,862	5,490,449	5,490,449
		Class A Units (1,289 units)		1,751,483	1,697,000
			21,114,591	22,596,770	22,542,287

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,968,000
				853,500	1,968,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,600,767	27,048,767	27,048,767
			27,600,767	27,048,767	27,048,767

K-Square Restaurant Partners, LP (F/K/A The Krystal Company) (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,707,000
				638,260	3,707,000

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,530,280	6,230,000
		Membership Units (1,216,204 units)		1,176,957	563,000
			6,545,455	7,707,237	6,793,000

MIC Holding LLC (F/K/A Magpul Industries Corp.) (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	2,911,000
		Common Units (30,000 units)		30,000	7,620,000
				1,500,000	10,531,000

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	24,248,692	24,141,913	24,141,913
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,082,000
			24,248,692	26,161,606	25,223,913

Motor Vehicle Software Corporation (3%)*	Provider of EVR Services	Subordinated Note (10% Cash, 1% PIK, Due 03/21)	20,219,264	19,876,812	19,876,812
		Class A Units (1,000,000 units)		1,064,960	1,267,000
			20,219,264	20,941,772	21,143,812

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		1,156,908	1,691,010
				1,156,908	1,691,010

Nomacorc, LLC (3%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	20,756,540	20,440,373	16,344,000
		Limited Partnership Interest		2,150,637	—
			20,756,540	22,591,010	16,344,000

Orchid Underwriters Agency, LLC (4%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	22,644,852	22,325,682	22,325,682
		Class A Preferred Units (15,000 units)		1,500,000	1,909,000
		Class A Common Units (15,000 units)		—	996,000
			22,644,852	23,825,682	25,230,682

PHW Equity Investors, L.P. (F/K/A Performance Health & Wellness Holdings, Inc.) (0%)*	Rehabilitation and Wellness Products	Class A Limited Partnership Units (15,000 units)		—	50,000
				—	50,000

PowerDirect Marketing, LLC (0%)*	Marketing Services	Subordinated Note (13% Cash, 2% PIK, Due 12/16)(6)	9,083,704	5,927,482	1,700,000
		Common Unit Purchase Warrants		590,200	—
			9,083,704	6,517,682	1,700,000

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (1%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	6,851,547	6,735,597	6,735,597
		Series A Preferred Units (39 units)		3,654,253	1,821,000
			6,851,547	10,389,850	8,556,597

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2.0% PIK, Due 02/23)	$22,228,903	$21,785,434	$21,785,434
		Class A Units (3,000 units)		3,000,000	3,000,000
			22,228,903	24,785,434	24,785,434

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,777,882	1,893,000
				1,777,882	1,893,000

Specialized Desanders, Inc. (3%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,042	15,953,808	12,758,951
		Class C Partnership Units (2,000,000 units)		1,937,421	2,708,000
			16,110,042	17,891,229	15,466,951

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,655,757	10,516,293	10,516,293
		Limited Partnership Interest		925,000	1,225,000
			10,655,757	11,441,293	11,741,293

TCFI Merlin LLC (2%)*	Specialty Staffing Service Provider	Senior Note (10% Cash, 1% PIK, Due 09/19)	13,361,851	13,164,450	13,164,450
		Limited Partnership Units (500,000 units)		500,000	500,000
			13,361,851	13,664,450	13,664,450

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,746,109	14,550,859	14,550,859
		Class A Units (1,400,000 units)		1,400,000	2,606,000
			14,746,109	15,950,859	17,156,859

TK USA Enterprises, Inc. (2%)*	Hardware Designer and Distributor	Subordinated Note (11% Cash, Due 10/23)	12,500,000	12,261,531	12,261,531
			12,500,000	12,261,531	12,261,531

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,074,563	9,861,807	9,861,807
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	8,926,530	8,735,050	8,683,187
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,000,000
			19,001,093	20,596,857	20,544,994

United Biologics, LLC (2%)*	Allergy Immunotherapy	Subordinated Note (12% Cash, 2% PIK, Due 03/17)	12,693,170	12,550,040	12,550,040
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A Common Units (177,935 units)		1,999,989	1,586,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	330,000
			12,693,170	15,525,470	14,603,040

Vantage Mobility International, LLC (5%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.2% Cash, Due 09/21)	29,350,000	28,763,000	28,763,000
		Class A Units (1,750,000 units)		1,750,000	1,750,000
			29,350,000	30,513,000	30,513,000

Water Pik, Inc. (5%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	32,677,978	32,278,365	32,278,365
			32,677,978	32,278,365	32,278,365

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,592,442	13,592,442
		Class A Units (2,000 units)		1,954,144	1,846,000
			13,822,500	15,546,586	15,438,442

Women's Marketing, Inc. (2%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(5)	16,496,655	16,141,439	11,700,000
		Class A Common Units (16,300 units)		1,630,000	—
			16,496,655	17,771,439	11,700,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		$3,000,000	$2,559,000
				3,000,000	2,559,000

YummyEarth Inc. (3%)*	Organic Candy Manufacturer	Senior Notes (9.5% Cash, Due 08/20)	$21,000,000	20,541,338	18,397,000
		Limited Partnership Interest		3,496,500	481,000
			21,000,000	24,037,838	18,878,000

Subtotal Non–Control / Non–Affiliate Investments			713,059,526	771,052,767	748,363,034

Affiliate Investments:
All Aboard America! Holdings Inc. (3%)*	Motor Coach Operator	Subordinated Note (12% Cash, 3% PIK, Due 12/17)	15,432,686	15,350,698	15,350,698
		Membership Units in LLC		2,300,782	4,970,000
			15,432,686	17,651,480	20,320,698

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC (1%)*	Lighting Wholesale and Distribution	Subordinated Note (12% Cash, 3% PIK, Due 01/21)	3,630,522	3,532,581	3,630,522
		Membership Units (8,364 units)		620,653	4,176,000
			3,630,522	4,153,234	7,806,522

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 03/18)	11,581,689	11,581,688	11,581,688
		Common Stock (84 shares)		502,320	1,842,000
			11,581,689	12,084,008	13,423,688

Consolidated Lumber Company LLC (1%)*	Lumber Yard Operator	Subordinated Note (10% Cash, 2% PIK, Due 09/20)	5,443,221	5,343,622	5,343,622
		Class A Units (15,000 units)		1,500,000	2,171,000
			5,443,221	6,843,622	7,514,622

DPII Holdings, LLC (1%)*	Satellite Communication Business	Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 07/17)(6)	3,706,688	3,341,061	2,597,000
		Tranche III Subordinated Note (19% PIK, Due 07/17)(6)	1,732,858	1,583,077	500,000
		Class A Membership Interest (17,308 units)		1,107,692	—
			5,439,546	6,031,830	3,097,000

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	645,000
		Class B Interest (48,427 units)		—	35,000
		Class C Interest (3,746 units)		—	—
				292,000	680,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,980,663	9,915,004	9,915,004
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,980,663	16,515,004	16,742,718

GenPref LLC (0%)*	Lab Testing Services	7.0% LLC Interest		23,162	16,400
				23,162	16,400

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC) (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	394,000
		Common B Units (3,000 units)		23,140	2,000,000
		Common A Units (1,652 units)		14,993	1,102,000
				250,000	3,496,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (8%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$22,990,363	$22,615,113	$22,615,113
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,591,054	4,474,062	4,474,062
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	1,907,225	1,875,510	1,875,510
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	9,181,000
		Common Stock (1,668,691 shares)		333,738	8,903,000
			29,488,642	36,920,071	47,048,685

PCX Aerostructures, LLC (3%)*	Aerospace Component Manufacturer	Subordinated Note (11% Cash, 4% PIK, Due 10/19)	24,255,406	23,978,357	18,999,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (164 shares)		164,368	—
		Class A Common Stock (121,922 shares)		30,480	—
			24,255,406	30,238,826	18,999,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 03/17)	11,687,643	11,687,643	11,687,643
		Common Units (50 units)		500,000	—
			11,687,643	12,187,643	11,687,643

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,711,679	9,545,196	9,545,196
		Preferred Units (1,685,357 units)		1,556,069	1,564,000
			9,711,679	11,101,265	11,109,196

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation) (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

UCS Super HoldCo LLC (0%)*	Squid and Wetfish Processor and Distributor	Membership Units (1,000 units)		776,437	63,000
				776,437	63,000

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	233,000
		Common Shares (100,000 shares)		1,000,000	136,000
				1,205,748	369,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	629,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	629,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	7,108,000
				—	7,108,000

Subtotal Affiliate Investments			126,651,697	163,759,331	170,111,172

Control Investments:
CRS Reprocessing, LLC (2%)*	Fluid Reprocessing Services	Senior Notes (4.0% Cash, Due 12/16)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (10.5% Cash, Due 12/16)	10,192,464	10,192,464	6,876,000
		Series F Preferred Units (705,321 units)		9,134,807	—
		Common Units (15,174 units)		—	—
			13,135,233	22,270,040	9,818,769

DCWV Acquisition Corporation (1%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 12/19)(6)	280,967	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 12/19)(6)	7,786,447	6,178,633	3,061,000
		Jr. Subordinated Note (15% PIK, Due 12/19)(6)	2,349,604	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			10,417,018	9,628,633	3,311,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 1/17)(6)	$627,674	$375,000	$—
		Subordinated Note (8.5% Cash, Due 1/17)(6)	4,796,649	3,000,000	—
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,424,323	4,491,440	—

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	8,028,000
				8,028,000	8,028,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (41 units)		8,100,000	8,100,000
				8,100,000	8,100,000

Subtotal Control Investments			28,976,574	52,518,113	29,257,769

Total Investments, September 30, 2016 (153%)*			$868,687,797	$987,330,211	$947,731,975

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.1% of total investments at fair value as of September 30, 2016. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

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
Basis of Presentation
The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries, including Triangle SBIC and Triangle SBIC II. The effects of all intercompany transactions between Triangle Capital Corporation and its subsidiaries have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note 2, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2016:
Subordinated debt and 2nd lien notes	$714,970,938	72%	$669,654,799	71%
Senior debt and 1st lien notes	133,758,330	14	126,988,510	13
Equity shares	134,446,226	14	148,790,666	16
Equity warrants	4,154,717	—	2,298,000	—
Royalty rights	—	—	—	—
	$987,330,211	100%	$947,731,975	100%
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
Royalty rights	—	—	—	—
	$1,007,349,123	100%	$977,276,716	100%
During the three months ended September 30, 2016, the Company made three new investments totaling approximately $83.9 million and investments in nine existing portfolio companies totaling approximately $4.5 million. During the nine months ended September 30, 2016, the Company made six new investments totaling approximately $130.2 million and investments in seventeen existing portfolio companies totaling approximately $33.7 million.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company’s valuation process is led by the Company’s executive officers. The Company’s valuation process begins with a quarterly review of each investment in the Company’s investment portfolio by the Company’s executive officers and investment committee. Valuations of each portfolio security are then prepared by the Company’s investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under the Company’s valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer of the Company. Generally, any investment that is valued below cost is subjected to review by one of the Company’s executive officers. After the peer review is complete, the Company engages two independent valuation firms, including Duff & Phelps, LLC (collectively, the “Valuation Firms”), to provide third-party reviews of certain investments, as described further below. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of the Company’s investments in accordance with the 1940 Act.
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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at September 30, 2016 and December 31, 2015 are summarized as follows:

September 30, 2016:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$645,260,277	Income Approach	Required Rate of Return	8.25% – 32.5%	13.9%
			Leverage Ratio	1.5x – 8.3x	4.7x
			Adjusted EBITDA	$1.6 million – $76.6 million	$23.1 million
Subordinated debt and 2nd lien notes	20,764,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.0x – 7.6x	6.3x
			Adjusted EBITDA	$2.0 million – $10.0 million	$5.7 million
Senior debt and 1st lien notes	126,988,510	Income Approach	Required Rate of Return	4.0% – 20.0%	12.5%
			Leverage Ratio	0.0x – 8.0x	3.2x
			Adjusted EBITDA	$4.0 million – $10.6 million	$7.2 million
Equity shares and warrants	146,912,666	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 14.9x	7.3x
			Adjusted EBITDA	$(0.4) million – $76.6 million	$14.4 million
			Revenue Multiple	4.0x – 4.0x	4.0x
			Revenues	$84.8 million – $84.8 million	$84.8 million

(1)	Certain investments with a total fair value of $7,806,522 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

December 31, 2015:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$638,529,995	Income Approach	Required Rate of Return	9.5% – 25.0%	13.5%
			Leverage Ratio	1.5x – 7.2x	4.3x
			Adjusted EBITDA	$1.6 million – $72.6 million	$20.7 million
Subordinated debt and 2nd lien notes	15,794,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 5.5x	4.6x
			Adjusted EBITDA	$0.9 million – $2.2 million	$1.7 million
Senior debt and 1st lien notes	132,929,264	Income Approach	Required Rate of Return	3.8% – 16.0%	11.2%
			Leverage Ratio	0.0x – 7.2x	3.4x
			Adjusted EBITDA	$2.6 million – $10.1 million	$6.8 million
Equity shares and warrants	142,809,369	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.0x – 14.9x	7.1x
			Adjusted EBITDA	$0.9 million – $72.6 million	$12.8 million
			Revenue Multiple	4.0x – 4.0x	4.0x
			Revenues	$83.2 million – $83.2 million	$83.2 million

(1)	Certain investments with a total fair value of $47,214,088 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of September 30, 2016 and December 31, 2015, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$669,654,799	$669,654,799
Senior debt and 1st lien notes	—	—	126,988,510	126,988,510
Equity shares	—	—	148,790,666	148,790,666
Equity warrants	—	—	2,298,000	2,298,000
Royalty rights	—	—	—	—
	$—	$—	$947,731,975	$947,731,975

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$699,125,083	$699,125,083
Senior debt and 1st lien notes	—	—	132,929,264	132,929,264
Equity shares	—	—	141,555,369	141,555,369
Equity warrants	—	—	3,667,000	3,667,000
Royalty rights	—	—	—	—
	$—	$—	$977,276,716	$977,276,716

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015:

Nine Months Ended September 30, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$—	$977,276,716
New investments	145,487,825	3,000,000	14,729,826	650,000	—	163,867,651
Reclassifications	4,020,247	(4,020,247)	—	—	—	—
Proceeds from sales of investments	—	—	(14,838,506)	(5,627,106)	—	(20,465,612)
Loan origination fees received	(3,165,460)	(40,000)	—	—	—	(3,205,460)
Principal repayments received	(157,151,997)	(4,536,285)	—	—	—	(161,688,282)
PIK interest earned	10,548,903	1,083,855	—	—	—	11,632,758
PIK interest payments received	(7,219,058)	(236,150)	—	—	—	(7,455,208)
Accretion of loan discounts	156,879	150,202	—	—	—	307,081
Accretion of deferred loan origination revenue	3,289,162	386,841	—	—	—	3,676,003
Realized gain (loss)	(15,371,087)	(1,560,322)	7,090,358	3,153,206	—	(6,687,845)
Unrealized gain (loss)	(10,065,698)	(168,648)	253,619	454,900	—	(9,525,827)
Fair value, end of period	$669,654,799	$126,988,510	$148,790,666	$2,298,000	$—	$947,731,975

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	267,008,061	48,946,253	35,238,714	1,252,000	—	352,445,028
Reclassifications	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(7,188,653)	(7,376,089)	—	(14,564,742)
Loan origination fees received	(4,751,331)	(990,000)	—	—	—	(5,741,331)
Principal repayments received	(210,917,936)	(35,519,921)	—	—	—	(246,437,857)
PIK interest earned	10,197,528	1,325,277	—	—	—	11,522,805
PIK interest payments received	(8,232,467)	(1,206,033)	—	—	—	(9,438,500)
Accretion of loan discounts	326,913	35,511	—	—	—	362,424
Accretion of deferred loan origination revenue	4,157,776	740,058	—	—	—	4,897,834
Realized gain (loss)	(28,793,224)	804,802	(5,198,522)	2,889,237	—	(30,297,707)
Unrealized gain (loss)	10,250,693	(102,294)	9,370,723	(1,391,148)	—	18,127,974
Fair value, end of period	$690,915,297	$129,285,900	$144,062,853	$3,835,000	$—	$968,099,050

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $11.1 million and $17.2 million during the three and nine months ended September 30, 2016, respectively, were related to portfolio company investments that were still held by the Company as of September 30, 2016. Pre-tax net unrealized gains (losses) on investments of $1.0 million and $(3.4) million during the three and nine months ended September 30, 2015, respectively, were related to portfolio company investments that were still held by the Company as of September 30, 2015.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended September 30, 2016, the Company made investments of approximately $157.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2016, the Company made investments of $6.9 million in companies to which it was previously committed to provide such financing. During the nine months ended September 30, 2015, the Company made investments of approximately $348.3 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the nine months ended September 30, 2015, the Company made investments of $4.1 million in companies to which it was previously committed to provide such financing. The details of the Company’s investments have been disclosed on the Consolidated Schedules of Investments.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company, has greater than 50.0% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the voting securities of such company.
Investment Income
Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes, until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date. The Company had negative dividend income of $24,208 during the nine months ended September 30, 2016, consisting of dividend income of approximately $1.3 million and a negative true-up adjustment of approximately $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, the Company received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in the first quarter of 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements ("Loan Origination Fees") are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.
Fee income for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Recurring Fee Income:
Amortization of loan origination fees	$498,733	$507,043	$1,584,691	$1,515,811
Management, valuation and other fees	298,033	233,044	716,328	619,930
Total Recurring Fee Income	796,766	740,087	2,301,019	2,135,741
Non-Recurring Fee Income:
Prepayment fees	374,778	1,423,218	1,863,135	3,313,201
Acceleration of unamortized loan origination fees	626,648	1,188,124	2,091,313	3,382,023
Advisory and structuring fees	200,000	287,500	200,000	828,162
Loan amendment fees	—	37,895	17,770	223,923
Other fees	16,500	68,946	354,699	132,211
Total Non-Recurring Fee Income	1,217,926	3,005,683	4,526,917	7,879,520
Total Fee Income	$2,014,692	$3,745,770	$6,827,936	$10,015,261

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both September 30, 2016 and December 31, 2015, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2016 and December 31, 2015, the Company’s largest single portfolio company investment represented approximately 5.0% and 4.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of September 30, 2016, $746.2 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility (the “Credit Facility”) and $381.5 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of September 30, 2016, the Company held investments in two portfolio companies that were denominated in Canadian dollars and as of December 31, 2015, the Company held investments in one portfolio company that were denominated in Canadian dollars.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2016 and December 31, 2015 was approximately $991.8 million and $1,010.6 million, respectively.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

4. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2016 and December 31, 2015:

Issuance/Pooling Date	Maturity Date	Interest Rate as of September 30, 2016	September 30, 2016	December 31, 2015
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 21, 2016	September 1, 2026	2.723%	32,800,000	—
September 14, 2010 (LMI Debenture)	March 1, 2016	N/A	—	7,768,101
Less: Deferred financing fees			(4,837,131)	(4,319,312)
Total SBA-Guaranteed Debentures			$245,162,869	$220,648,789
Credit Facility:
May 4, 2015	May 3, 2020	3.367%	$91,427,900	$131,256,669
Total Credit Facility			$91,427,900	$131,256,669
Notes:
October 19, 2012	December 15, 2022	6.375%	$80,500,000	$80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(4,151,497)	(4,607,522)
Total Notes			$162,598,503	$162,142,478

SBA-Guaranteed Debentures
Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The Company’s SBA-guaranteed Low or Moderate Income (“LMI”) debenture, which was repaid on March 1, 2016, was a five-year deferred interest debenture that was issued at a discount to par. The accretion of discount on the SBA-guaranteed LMI debenture is classified as interest expense in the Company’s consolidated financial statements.
Under the Small Business Investment Act of 1958 and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of September 30, 2016, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of September 30, 2016, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures. The weighted average interest rates for all SBA-guaranteed debentures as of September 30, 2016 and December 31, 2015 were 3.90% and 4.02%, respectively. In the nine months ended September 30, 2016, the Company repaid its $7.8 million SBA-guaranteed LMI debenture, which matured on March 1, 2016. As of both September 30, 2016 and December 31, 2015, all SBA-guaranteed debentures were pooled.
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
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2016 and December 31, 2015, the carrying amounts of the SBA-guaranteed debentures was approximately $245.2 million and $220.6 million, respectively. As of September 30, 2016 and December 31, 2015, the fair values of the SBA-guaranteed debentures were $263.1 million and $230.2 million, respectively.
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
As of September 30, 2016, the Company had United States dollar borrowings of $69.7 million outstanding under the Credit Facility with an interest rate of 3.28% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.7 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.65%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2015, the Company had United States dollar borrowings of $119.0 million outstanding under the Credit Facility with an interest rate of 3.00% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.59%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2016 and December 31, 2015, the fair values of the borrowings outstanding under the Credit Facility were $91.4 million and $131.3 million, respectively.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all covenants of the Credit Facility.
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
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of September 30, 2016 and December 31, 2015, the carrying amount of the December 2022 Notes was $78.6 million and $78.4 million, respectively. As of September 30, 2016 and December 31, 2015, the fair value of the December 2022 Notes was $83.2 million and $80.2 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of September 30, 2016 and December 31, 2015, the carrying amount of the March 2022 Notes was $84.0 million and $83.7 million, respectively. As of September 30, 2016 and December 31, 2015, the fair value of the March 2022 Notes was $89.7 million and $88.0 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.

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
The following table presents information with respect to the Plan for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	778,116	$24.10	662,965	$25.87
Shares granted during the period	364,605	$17.56	360,840	$21.82
Shares vested during the period	(417,815)	$23.28	(245,689)	$24.31
Unvested shares, end of period	724,906	$21.29	778,116	$24.10

In the three months ended September 30, 2016, the Company recognized equity-based compensation expense of approximately $1.6 million. In the nine months ended September 30, 2016, the Company recognized equity-based compensation expense of approximately $7.5 million, $2.7 million of which related to the accelerated vesting of outstanding shares of restricted stock of the Company's former Chief Executive Officer, Garland S. Tucker III, who retired from his officer positions in February 2016. In the three and nine months ended September 30, 2015, the Company recognized equity-based compensation expense of approximately $1.8 million and $5.2 million, respectively. This expense is included in compensation expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of September 30, 2016, there was approximately $11.5 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 1.9 years.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

6. TRANSACTIONS WITH CONTROLLED COMPANIES
During both the three months ended September 30, 2016 and 2015, the Company received management fees from SRC Worldwide, Inc., a 100%-owned portfolio company, of $100,000. During both the nine months ended September 30, 2016 and 2015, the Company received management fees from SRC Worldwide, Inc. of $300,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the nine months ended September 30, 2016, the Company recognized $300,000 as dividend income from SRC Worldwide, Inc.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2016 and December 31, 2015 were as follows:

Portfolio Company	Investment Type	September 30, 2016	December 31, 2015
DLC Acquisition, LLC	Revolver	$3,000,000	$3,000,000
Frank Entertainment Group, LLC	Equity Investment	—	200,000
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	—
HKW Capital Partners IV, L.P.	Private Equity	530,032	856,874
Nautic Partners VII, LP	Private Equity	761,959	1,113,275
Nomacorc, LLC	Equity Investment	849,362	732,788
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	8,400,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	5,000,000	5,000,000
Smile Brands, Inc.	Equity Investment	1,000,000	—
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	—
SPC Partners V, LP	Private Equity	731,728	1,213,477
SPC Partners VI, LP	Private Equity	3,000,000	—
Team Waste, LLC	Equity Investment	1,900,000	4,500,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Delayed Draw Term Loan	2,500,000	—
YummyEarth Inc.	Revolver	—	4,000,000
Total unused commitments to extend financing		$51,749,612	$31,016,414
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Per share data:
Net asset value at beginning of period	$15.23	$16.11
Net investment income(1)	1.19	1.58
Net realized loss on investments(1)	(0.19)	(0.91)
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	(0.23)	0.52
Total increase from investment operations(1)	0.77	1.19
Dividends paid to stockholders from net investment income	(1.44)	(1.52)
Dividends paid to stockholders from realized gains	—	(0.25)
Total dividends paid	(1.44)	(1.77)
Shares issued pursuant to Dividend Reinvestment Plan	0.03	0.03
Common stock offering	0.72	—
Stock-based compensation	0.03	(0.04)
Loss on extinguishment of debt(1)	—	(0.04)
Tax benefit(1)	—	0.01
Other(2)	(0.01)	(0.01)
Net asset value at end of period	$15.33	$15.48
Market value at end of period(3)	$19.70	$16.48
Shares outstanding at end of period	40,405,403	33,321,349
Net assets at end of period	$619,355,209	$515,733,677
Average net assets	$534,714,702	$526,287,938
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	10.14%	9.66%
Ratio of net investment income to average net assets (annualized)	10.42%	13.29%
Portfolio turnover ratio	16.89%	29.37%
Total return(4)	10.62%	(10.05)%
Supplemental Data:
Efficiency ratio(5)	25.07%	18.64%

(1)	Weighted average basic per share data.

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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

9. SUBSEQUENT EVENTS
In October 2016, the Company invested $23.5 million in debt and equity securities of Fridababy, LLC. Under the terms of the investments, the debt securities bear interest at a rate of 10.0%.
In October 2016, the Company invested $17.0 million in debt and equity securities of Del Real, LLC. Under the terms of the investments, the debt securities bear interest at a rate of 11.0%.
In October 2016, the Company invested $16.3 million in debt and equity securities of TG MIDCO, LLC. Under the terms of the investments, the debt securities bear interest at a rate of 11.25%.
In October 2016, the Company’s Board of Directors approved the promotion of Jeffrey A. Dombcik, Cary B. Nordan and Douglas A. Vaughn to the role of Senior Managing Director. In addition, Messrs. Dombcik, Nordan and Vaughn were promoted to the positions of Chief Credit Officer, Chief Origination Officer and Chief Administrative Officer, respectively.

In October 2016, the Company’s Board of Directors accepted the resignation of Brent P.W. Burgess as the Company’s Chief Investment Officer and as a member of the Company’s Board of Directors. In connection with Mr. Burgess’s resignations, Mr. Burgess and the Company entered into an agreement (the “Agreement”), pursuant to which he will receive his unpaid salary and accrued but unused vacation leave through October 14, 2016; cash payments totaling $250,000; accelerated vesting of the 93,284 shares of the Company’s restricted stock held by him; and certain other benefits. Mr. Burgess also agreed to certain confidentiality, non-compete, non-solicitation and other covenants in the Agreement.

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Nine Months Ended September 30, 2016

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2015 Value	Gross Additions(2)	Gross Reductions(3)	September 30, 2016 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (4.0% Cash)	$88,908	$2,942,769	$—	$—	$2,942,769
	Split Collateral Term Loans (10.5% Cash)	675,714	6,192,464	4,000,000	3,316,464	6,876,000
	Series F Preferred Units (705,321 units)	—	5,221,000	—	5,221,000	—
	Common Units (15,174 units)	—	—	—	—	—
		764,622	14,356,233	4,000,000	8,537,464	9,818,769

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)	—	250,000	—	—	250,000
	Subordinated Note (12% Cash, 3% PIK)	—	3,117,000	—	56,000	3,061,000
	Jr. Subordinated Note (15% PIK)	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—
	100% Common Shares	—	—	—	—	—
		—	3,367,000	—	56,000	3,311,000

Gerli & Company	Subordinated Note (13% Cash)	—	375,000	—	375,000	—
	Subordinated Note (8.5% Cash)	—	437,000	—	437,000	—
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—
		—	812,000	—	812,000	—

SRC, Inc.	Common Stock (5,000 shares)	600,000	6,921,000	1,307,000	200,000	8,028,000
		600,000	6,921,000	1,307,000	200,000	8,028,000

Team Waste, LLC	Preferred Units (41 units)	10,000	—	8,100,000	—	8,100,000
		10,000	—	8,100,000	—	8,100,000

Total Control Investments		1,374,622	25,456,233	13,407,000	9,605,464	29,257,769

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	1,848,060	14,953,191	397,507	—	15,350,698
	Membership Units in LLC	—	5,024,000	—	54,000	4,970,000
		1,848,060	19,977,191	397,507	54,000	20,320,698

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 3% PIK)	539,846	7,186,235	221,987	3,777,700	3,630,522
	Membership Units (8,364 units)	—	3,872,000	304,000	—	4,176,000
		539,846	11,058,235	525,987	3,777,700	7,806,522

CIS Secure Computing, Inc.	Subordinated Note (12% Cash, 3% PIK)	1,312,650	11,323,440	258,248	—	11,581,688
	Common Stock (84 shares)	—	199,000	1,643,000	—	1,842,000
		1,312,650	11,522,440	1,901,248	—	13,423,688

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	1,300,477	14,332,445	357,497	9,346,320	5,343,622
	Class A Units (15,000 units)	152,503	1,500,000	671,000	—	2,171,000
		1,452,980	15,832,445	1,028,497	9,346,320	7,514,622

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Nine Months Ended September 30, 2016

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2015 Value	Gross Additions(2)	Gross Reductions(3)	September 30, 2016 Value
DPII Holdings, LLC	Tranche I & II Subordinated Note (12% Cash, 4% PIK)	$115,147	$3,558,804	$5,708	$967,512	$2,597,000
	Tranche III Subordinated Note (19% PIK)	—	—	1,615,385	1,115,385	500,000
	Class A Membership Interest (17,308 units)	—	795,000	—	795,000	—
		115,147	4,353,804	1,621,093	2,877,897	3,097,000

FCL Holding SPV, LLC	Class A Interests (24,873 units)	—	—	645,000	—	645,000
	Class B Interest (48,427 units)	—	—	35,000	—	35,000
	Class B Interest (3,746 units)	—	—	—	—	—
		—	—	680,000	—	680,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	1,192,223	9,592,545	451,030	128,571	9,915,004
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	324,995	4,566,904	—	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	1,660,810	—	—	1,660,810
	Class C Redeemable Preferred Units (25,846 units)	—	600,000	—	—	600,000
	Class A Common Units (43,077 units)	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—
		1,517,218	16,420,259	451,030	128,571	16,742,718

GenPref LLC	7.0% LLC Interest	—	16,400	—	—	16,400
		—	16,400	—	—	16,400

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC)	Preferred Units (233 units)	—	367,000	27,000	—	394,000
	Common B Units (3,000 units)	—	1,807,000	193,000	—	2,000,000
	Common A Units (1,652 units)	—	995,000	107,000	—	1,102,000
		—	3,169,000	327,000	—	3,496,000

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	2,494,413	20,327,140	2,326,780	38,807	22,615,113
	Jr. Subordinated Note (10% PIK)	344,594	4,126,030	348,032	—	4,474,062
	Jr. Subordinated Bridge Note (20% PIK)	147,436	—	1,910,777	35,267	1,875,510
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	8,525,000	656,000	—	9,181,000
	Common Stock (1,668,691 shares)	—	3,997,000	4,906,000	—	8,903,000
		2,986,443	36,975,170	10,147,589	74,074	47,048,685

PCX Aerostructures, LLC	Subordinated Note (11% Cash, 4% PIK)	2,608,787	18,612,000	4,239,265	3,852,265	18,999,000
	Series A Preferred Stock (6,066 shares)	—	1,191,000	721,668	1,912,668	—
	Series B Preferred Stock (164 shares)	—	—	164,368	164,368	—
	Class A Common Stock (121,922 shares)	—	—	3,626	3,626	—
		2,608,787	19,803,000	5,128,927	5,932,927	18,999,000

Team Waste, LLC	Preferred Units (36 units)	16,000	5,500,000	1,600,000	7,100,000	—
		16,000	5,500,000	1,600,000	7,100,000	—

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	1,434,324	11,252,123	435,520	—	11,687,643
	Common Units (50 units)	—	400,000	—	400,000	—
		1,434,324	11,652,123	435,520	400,000	11,687,643

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Nine Months Ended September 30, 2016

Portfolio Company	Type of Investment	Amount of Interest or Dividends Credited to Income(1)	December 31, 2015 Value	Gross Additions(2)	Gross Reductions(3)	September 30, 2016 Value
TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	$883,506	$9,633,898	$138,028	$226,730	$9,545,196
	Preferred Units (1,685,357 units)	33,000	1,427,000	266,288	129,288	1,564,000
		916,506	11,060,898	404,316	356,018	11,109,196

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation)	Common Units (1,000,000 units)	—	416,000	—	416,000	—
		—	416,000	—	416,000	—

UCS Super HoldCo LLC	Membership Units (1,000 units)	—	300,000	—	237,000	63,000
	Participation Interest	—	—	2,000,000	2,000,000	—
		—	300,000	2,000,000	2,237,000	63,000

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	446,000	241,000	454,000	233,000
	Common Shares (100,000 shares)	—	—	446,000	310,000	136,000
		—	446,000	687,000	764,000	369,000

Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	—	—	—	—	—
	Class B Preferred Units (11,484,867 units)	—	743,000	—	114,000	629,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—
		—	743,000	—	114,000	629,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	195,997	8,336,000	—	1,228,000	7,108,000
		195,997	8,336,000	—	1,228,000	7,108,000

Total Affiliate Investments		$14,943,958	$177,581,965	$27,335,714	$34,806,507	$170,111,172

(1)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and nine months ended September 30, 2016, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of September 30, 2016 and December 31, 2015, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 12.3% and 12.2%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 10.5% and 10.6% as of September 30, 2016 and December 31, 2015, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 10.0% and 10.2% as of September 30, 2016 and December 31, 2015, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $947.7 million as of September 30, 2016, as compared to $977.3 million as of December 31, 2015. As of September 30, 2016, we had investments in 86 portfolio companies with an aggregate cost of $987.3 million. As of December 31, 2015, we had investments in 92 portfolio companies with an aggregate cost of $1.0 billion. As of both September 30, 2016 and December 31, 2015, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2016 and December 31, 2015, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2016:
Subordinated debt and 2nd lien notes	$714,970,938	72%	$669,654,799	71%
Senior debt and 1st lien notes	133,758,330	14	126,988,510	13
Equity shares	134,446,226	14	148,790,666	16
Equity warrants	4,154,717	—	2,298,000	—
Royalty rights	—	—	—	—
	$987,330,211	100%	$947,731,975	100%
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
Royalty rights	—	—	—	—
	$1,007,349,123	100%	$977,276,716	100%

Investment Activity
During the nine months ended September 30, 2016, we made six new investments totaling $130.2 million, debt investments in ten existing portfolio companies totaling $27.8 million and equity investments in nine existing portfolio companies totaling $5.9 million. We had ten portfolio company loans repaid at par totaling $137.4 million resulting in realized gains totaling $0.7 million and received normal principal repayments and partial loan prepayments totaling $24.0 million in the nine months ended September 30, 2016. We converted subordinated debt investments in one portfolio company into an equity investment and recognized a realized loss on such conversion totaling $1.6 million. We wrote off an equity investment in one portfolio company and recognized a realized loss on the write-off of $2.0 million and wrote off a debt investment in one portfolio company and recognized a realized loss on the write-off of $16.1 million. In addition, we received proceeds related to the sales of certain equity securities totaling $20.8 million and recognized net realized gains on such sales totaling $12.2 million in the nine months ended September 30, 2016.
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
Total portfolio investment activity for the nine months ended September 30, 2016 and 2015 was as follows:

Nine Months Ended September 30, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$—	$977,276,716
New investments	145,487,825	3,000,000	14,729,826	650,000	—	163,867,651
Reclassifications	4,020,247	(4,020,247)	—	—	—	—
Proceeds from sales of investments	—	—	(14,838,506)	(5,627,106)	—	(20,465,612)
Loan origination fees received	(3,165,460)	(40,000)	—	—	—	(3,205,460)
Principal repayments received	(157,151,997)	(4,536,285)	—	—	—	(161,688,282)
PIK interest earned	10,548,903	1,083,855	—	—	—	11,632,758
PIK interest payments received	(7,219,058)	(236,150)	—	—	—	(7,455,208)
Accretion of loan discounts	156,879	150,202	—	—	—	307,081
Accretion of deferred loan origination revenue	3,289,162	386,841	—	—	—	3,676,003
Realized gain (loss)	(15,371,087)	(1,560,322)	7,090,358	3,153,206	—	(6,687,845)
Unrealized gain (loss)	(10,065,698)	(168,648)	253,619	454,900	—	(9,525,827)
Fair value, end of period	$669,654,799	$126,988,510	$148,790,666	$2,298,000	$—	$947,731,975
Weighted average yield on debt investments at end of period(1)						12.3%
Weighted average yield on total investments at end of period(1)						10.5%
Weighted average yield on total investments at end of period						10.0%

(1)	Excludes non-accrual debt investments

Nine Months Ended September 30, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$—	$887,223,122
New investments	267,008,061	48,946,253	35,238,714	1,252,000	—	352,445,028
Reclassifications	(8,707,740)	—	8,707,740	—	—	—
Proceeds from sales of investments	—	—	(7,188,653)	(7,376,089)	—	(14,564,742)
Loan origination fees received	(4,751,331)	(990,000)	—	—	—	(5,741,331)
Principal repayments received	(210,917,936)	(35,519,921)	—	—	—	(246,437,857)
PIK interest earned	10,197,528	1,325,277	—	—	—	11,522,805
PIK interest payments received	(8,232,467)	(1,206,033)	—	—	—	(9,438,500)
Accretion of loan discounts	326,913	35,511	—	—	—	362,424
Accretion of deferred loan origination revenue	4,157,776	740,058	—	—	—	4,897,834
Realized gain (loss)	(28,793,224)	804,802	(5,198,522)	2,889,237	—	(30,297,707)
Unrealized gain (loss)	10,250,693	(102,294)	9,370,723	(1,391,148)	—	18,127,974
Fair value, end of period	$690,915,297	$129,285,900	$144,062,853	$3,835,000	$—	$968,099,050
Weighted average yield on debt investments at end of period(1)						12.3%
Weighted average yield on total investments at end of period(1)						10.7%
Weighted average yield on total investments at end of period						10.4%

(1)	Excludes non-accrual debt investments
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2016, the fair value of our non-accrual assets was $19.5 million, which comprised 2.1% of the total fair value of our portfolio, and the cost of our non-accrual assets was $38.1 million, which comprised 3.9% of the total cost of our portfolio. As of December 31, 2015, the fair value of our non-accrual assets was $6.9 million, which comprised 0.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was $20.4 million, which comprised 2.0% of the total cost of our portfolio.
Our non-accrual assets as of September 30, 2016 were as follows:
Community Intervention Services, Inc.
In June 2016, we placed our debt investment in Community Intervention Services, Inc., or Community, on non-accrual status effective with the quarterly payment due June 30, 2016. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Community for financial reporting purposes. As of September 30, 2016, the cost of our debt investment in Community was $15.4 million and the fair value of such investment was $11.4 million.
DCWV Acquisition Corporation
In September 2015, we placed our debt investments in DCWV Acquisition Corporation, or DCWV, on non-accrual status effective with the monthly payment due September 30, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in DCWV for financial reporting purposes. As of September 30, 2016, the cost of our debt investments in DCWV was $8.4 million and the fair value of such investments was $3.3 million.
DPII Holdings, LLC
During the three months ended March 31, 2016, we placed our Tranche I & II subordinated debt investments in DPII Holdings, LLC, or Datapath, on PIK non-accrual status. During the three months ended June 30, 2016, we invested approximately $1.6 million in a Tranche III subordinated debt investment in order to provide liquidity to support Datapath. This Tranche III subordinated debt investment bears interest at a rate of 0% Cash and 19% PIK. As a result, in the three months ended June 30, 2016, we placed both our Tranche I & II subordinated debt investments and our Tranche III subordinated debt investment in Datapath on full non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Datapath for financial reporting purposes. As of September 30, 2016, the cost of our debt investments in Datapath was $4.9 million and the fair value of such investments was $3.1 million.
Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. As of September 30, 2016, the cost of our debt investments in Gerli was $3.4 million and the fair value of such investments was zero.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. As of September 30, 2016, the cost of our debt investment in PowerDirect was $5.9 million and the fair value of such investment was $1.7 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of September 30, 2016, we had a debt investment in one portfolio company (our subordinated debt in Women's Marketing, Inc.) that was on non-accrual only with respect to the PIK interest component of the loan. As of September 30, 2016, the fair value of this debt investment was $11.7 million, or 1.2% of the total fair value of our portfolio, and the cost of this debt investment was $16.1 million, or 1.6% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended September 30, 2016 and September 30, 2015
Investment Income
For the three months ended September 30, 2016, total investment income was $27.4 million, a 11.1% decrease from $30.8 million of total investment income for the three months ended September 30, 2015. This decrease was primarily attributable to a $1.8 million decrease in non-recurring fee income, a $0.8 million decrease in investment income related to non-accrual assets, a $0.1 million decrease in non-recurring dividend income and a decrease in the weighted average yield on our debt investments from September 30, 2015 to September 30, 2016. Non-recurring fee income was $1.2 million for the three months ended September 30, 2016, as compared to $3.0 million for the three months ended September 30, 2015. Non-recurring dividend income was $0.3 million for the three months ended September 30, 2016, as compared to $0.5 million for the three months ended September 30, 2015.
Operating Expenses
For the three months ended September 30, 2016, operating expenses decreased by 6.0% to $11.6 million from $12.3 million for the three months ended September 30, 2015. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the three months ended September 30, 2016, interest and other financing fees increased by 3.0% to $6.8 million from $6.6 million for the three months ended September 30, 2015. The increase in interest and other financing fees was related primarily to the interest and fee amortization of $0.2 million on the incremental $25.0 million of borrowings outstanding under our SBA-guaranteed debentures.
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
For the three months ended September 30, 2016, compensation expenses decreased by 19.9% to $4.0 million from $5.0 million for the three months ended September 30, 2015. This decrease in compensation expenses was primarily related to decreased discretionary compensation expenses.

For the three months ended September 30, 2016, general and administrative expenses increased by 5.7% to $0.9 million from $0.8 million for the three months ended September 30, 2015.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) decreased to 17.6% for the three months ended September 30, 2016 from 18.7% for the three months ended September 30, 2015.
Net Investment Income
As a result of the $3.4 million decrease in total investment income and the $0.7 million decrease in operating expenses, net investment income decreased by 14.5% to $15.8 million for the three months ended September 30, 2016 as compared to $18.5 million for the three months ended September 30, 2015.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended September 30, 2016, we recognized realized losses totaling $11.2 million, which consisted primarily of a net loss on the write-off of one non-control/non-affiliate investment totaling $16.1 million, partially offset by net gains on the sales of four non-control/non-affiliate investments totaling $4.9 million. In addition, during the three months ended September 30, 2016, we recorded net unrealized appreciation totaling $3.2 million, consisting of net unrealized depreciation on our current portfolio of $9.0 million and net unrealized appreciation reclassification adjustments of $12.2 million related to the realized gains and losses noted above.
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
As a result of these events, our net increase in net assets resulting from operations was $7.9 million for the three months ended September 30, 2016, as compared to a net increase in net assets resulting from operations of $17.9 million for the three months ended September 30, 2015.
Comparison of nine months ended September 30, 2016 and September 30, 2015
Investment Income
For the nine months ended September 30, 2016, total investment income was $82.5 million, a 7.8% decrease from $89.4 million of total investment income for the nine months ended September 30, 2015. This decrease was primarily attributable to a $3.4 million decrease in non-recurring fee income and a $2.7 million decrease in non-recurring dividend income, a $0.4 million decrease in investment income related to non-accrual assets and a decrease in the weighted average yield on our debt investments from September 30, 2015 to September 30, 2016. Non-recurring fee income was $4.5 million for the nine months ended September 30, 2016 as compared to $7.9 million for the nine months ended September 30, 2015. Net non-recurring dividend income was $(0.3) million for the nine months ended September 30, 2016 as compared to $2.4 million for the nine months ended September 30, 2015. Our net negative non-recurring dividend income during the nine months ended September 30, 2016 consisted of non-recurring dividend income of approximately $0.9 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, we received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Operating Expenses
For the nine months ended September 30, 2016, operating expenses increased by 10.1% to $40.7 million from $37.0 million for the nine months ended September 30, 2015. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the nine months ended September 30, 2016, interest and other financing fees decreased by 1.4% to $20.0 million from $20.3 million for the nine months ended September 30, 2015. The decrease in interest and other financing fees was related to $2.4 million of interest savings related to the redemption of our unsecured notes due in March 2019, or the 2019 Notes, partially offset by an increase in interest and other financing fees of $0.2 million on the $25.0 million of incremental outstanding borrowings under our SBA-guaranteed debentures, an increase in interest and other financing fees of $1.4 million related to increased borrowings under our third amended and restated senior secured credit facility, or the Credit Facility, and an increase of $0.5 million in interest and other financing fees from the February 2015 issuance of our unsecured notes due in March 2022, or the March 2022 Notes.
For the nine months ended September 30, 2016, compensation expenses increased by 26.2% to $17.5 million from $13.9 million for the nine months ended September 30, 2015. The increase in compensation expenses in the nine months ended September 30, 2016 was primarily related to one-time expenses associated with the retirement of our former Chief Executive Officer, Garland S. Tucker, III, from his officer positions in February 2016. Our Board of Directors awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him in February 2016 based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service. We recognized $5.5 million in one-time compensation expenses in the nine months ended September 30, 2016 associated with Mr. Tucker's retirement. This increase was partially offset by decreased discretionary compensation expenses.
For the nine months ended September 30, 2016, general and administrative expenses increased by 13.3% to $3.2 million from $2.8 million for the nine months ended September 30, 2015.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) increased to 25.1% for the nine months ended September 30, 2016 from 18.6% for the nine months ended September 30, 2015.
Net Investment Income
As a result of the $7.0 million decrease in total investment income and the $3.7 million increase in operating expenses, net investment income decreased by 20.4% to $41.8 million for the nine months ended September 30, 2016 as compared to $52.5 million for the nine months ended September 30, 2015.
Net Increase/Decrease in Net Assets Resulting from Operations
In the nine months ended September 30, 2016, we recognized realized losses totaling $6.7 million, which consisted primarily of net losses on the the write-off/sales of four affiliate investments totaling $1.7 million, a loss on the restructuring of one non-control/non-affiliate investment totaling $1.6 million and a loss on the write-off of one non-control/non-affiliate investment totaling $16.1 million, partially off-set by net gains on the sales/repayments of fourteen non-control/non-affiliate investments totaling $12.7 million. In addition, during the nine months ended September 30, 2016, we recorded net unrealized depreciation totaling $8.1 million, consisting of net unrealized depreciation on our current portfolio of $15.7 million and net unrealized appreciation reclassification adjustments of $7.5 million related to the realized gains and losses noted above.
In the nine months ended September 30, 2015, we recognized realized losses totaling $30.3 million, which consisted of a loss on the restructuring of one control investment totaling $20.5 million, a loss on the write-off of one control investment totaling $18.3 million and a loss on the write- off of one affiliate investment totaling $0.5 million, partially offset by net gains related to the sale/repayments of four affiliate investments of $0.3 million and net gains on the sales/repayments of thirteen non- control/non- affiliate investments totaling $8.7 million. In addition, during the nine months ended September 30, 2015, we recorded net unrealized appreciation of investments totaling $17.4 million, consisting of net unrealized depreciation on our current portfolio of approximately $12.3 million and net unrealized appreciation reclassification adjustments of $29.6 million related to the realized gains and losses noted above.
During the nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of approximately $1.4 million related to the redemption of the 2019 Notes.
As a result of these events, our net increase in net assets resulting from operations was $27.0 million for the nine months ended September 30, 2016, as compared to a net increase in net assets resulting from operations of $38.4 million for the nine months ended September 30, 2015.

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
Cash Flows
For the nine months ended September 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $115.7 million. During that period, our operating activities provided $55.8 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $182.2 million, partially offset by new portfolio investments of $163.9 million. In addition, our financing activities increased cash by $60.0 million, consisting primarily of proceeds from the public stock offering of $129.1 million and borrowings under SBA-guaranteed debentures of $32.8 million, partially offset by cash dividends paid in the amount of $49.1 million, net repayments under the Credit Facility of $40.4 million and the repayment of the SBA-guaranteed LMI debenture of $7.8 million. As of September 30, 2016, we had $168.3 million of cash and cash equivalents on hand.
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
Financing Transactions
Due to Triangle SBIC’s and Triangle SBIC II’s status as licensed SBICs, Triangle SBIC and Triangle SBIC II have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $350.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be prepaid at any time, without penalty. As a result of its guarantee of our SBA-guaranteed debentures, the SBA has fixed-dollar claims on the assets of Triangle SBIC and Triangle SBIC II that are superior to the claims of our security holders.
As of September 30, 2016, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time 2.425% fee on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2016 was 3.90%. In the nine months ended September 30, 2016, we repaid the $7.8 million SBA-guaranteed LMI debenture, which matured on March 1, 2016. As of both September 30, 2016 and December 31, 2015, all SBA-guaranteed debentures were pooled.
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
As of September 30, 2016, we had United States dollar borrowings of $69.7 million outstanding under the Credit Facility with an interest rate of 3.28% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.7 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.65%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a regulated investment company, or RIC, and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into new collateral documents. As of September 30, 2016, we were in compliance with all covenants of the Credit Facility.
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
The indenture and related supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC, and (iii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of September 30, 2016 and December 31, 2015, we were in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
Distributions to Stockholders
We elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code. In order to maintain our qualification as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in the indenture and related supplements governing the December 2022 Notes and the March 2022 Notes.
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
Recent Developments
In October 2016, we invested $23.5 million in debt and equity securities of Fridababy, LLC. Under the terms of the investments, the debt securities bear interest at a rate of 10.0%.
In October 2016, we invested $17.0 million in debt and equity securities of Del Real, LLC. Under the terms of the investments, the debt securities bear interest at a rate of 11.0%.
In October 2016, we invested $16.3 million in debt and equity securities of TG MIDCO, LLC. Under the terms of the investments, the debt securities bear interest at a rate of 11.25%.
In October 2016, our Board of Directors approved the promotion of Jeffrey A. Dombcik, Cary B. Nordan and Douglas A. Vaughn to the role of Senior Managing Director. In addition, Messrs. Dombcik, Nordan and Vaughn were promoted to the positions of Chief Credit Officer, Chief Origination Officer and Chief Administrative Officer, respectively.

In October 2016, our Board of Directors accepted the resignation of Brent P.W. Burgess as our Chief Investment Officer and as a member of our Board of Directors. In connection with Mr. Burgess’s resignations, we and Mr. Burgess entered into an agreement (the “Agreement”), pursuant to which he will receive his unpaid salary and accrued but unused vacation leave through October 14, 2016; cash payments totaling $250,000; accelerated vesting of the 93,284 shares of our restricted stock held by him; and certain other benefits. Mr. Burgess also agreed to certain confidentiality, non-compete, non-solicitation and other covenants in the Agreement.
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
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Under ASC Topic 820, a financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. The three levels of valuation inputs established by ASC Topic 820 are as follows:
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
Our valuation process is led by our executive officers. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent valuation firms, including Duff & Phelps, LLC, collectively, the "Valuation Firms," to provide third-party reviews of certain investments, as described further below. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
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

The total number of investments and the percentage of our investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
Payment-in-Kind (PIK) Interest Income
We currently hold, and we expect to hold in the future, some loans in our portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
PIK interest, which is a non-cash source of income until it is collected, is included in our taxable income and therefore affects the amount we are required to distribute to our stockholders to maintain our qualification as a RIC for federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2016 and December 31, 2015 were as follows:

Portfolio Company	Investment Type	September 30, 2016	December 31, 2015
DLC Acquisition, LLC	Revolver	$3,000,000	$3,000,000
Frank Entertainment Group, LLC	Equity Investment	—	200,000
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	—
HKW Capital Partners IV, L.P.	Private Equity	530,032	856,874
Nautic Partners VII, LP	Private Equity	761,959	1,113,275
Nomacorc, LLC	Equity Investment	849,362	732,788
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	8,400,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	5,000,000	5,000,000
Smile Brands, Inc.	Equity Investment	1,000,000	—
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	—
SPC Partners V, LP	Private Equity	731,728	1,213,477
SPC Partners VI, LP	Private Equity	3,000,000	—
Team Waste, LLC	Equity Investment	1,900,000	4,500,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Delayed Draw Term Loan	2,500,000	—
YummyEarth Inc.	Revolver	—	4,000,000
Total Unused Commitments		$51,749,612	$31,016,414

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2016, we were not a party to any hedging arrangements.
As of September 30, 2016, 80.9%, or $686.9 million (at cost), of our debt portfolio investments bore interest at fixed rates and 19.1%, or $161.8 million (at cost), of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $3.2 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of September 30, 2016, we had non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.7 million United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.65%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 24, 2016, which could materially affect our business, financial condition or operating results. There have been no material changes during the nine months ended September 30, 2016 to the risk factors discussed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the three months ended September 30, 2016, we issued 37,714 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued during the three months ended September 30, 2016 under the dividend reinvestment plan was approximately $0.7 million.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2016, 4,868 shares of our common stock were delivered to us at an average price per share of $20.09 in satisfaction of tax withholding obligations of holders of restricted shares issued under the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan that vested during the period. These shares are reflected in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2016	—	—	—	—
August 1 through August 31, 2016	4,868	$20.09	—	—
September 1 through September 30, 2016	—	—	—	—

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

10.1	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan.*

10.2	Triangle Capital Corporation Amended and Restated Executive Deferred Compensation Plan.*

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date:	November 2, 2016	/s/ E. Ashton Poole
E. Ashton Poole
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2016	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 2, 2016	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

10.1	Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan.*

10.2	Triangle Capital Corporation Amended and Restated Executive Deferred Compensation Plan.*

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.