Form 10-K
period 2016-12-31
Triangle Capital CORP
filed 2017-02-22
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 30, 2016, based on the closing price on that date of $19.38 on the New York Stock Exchange, was $626,432,783.
The number of shares outstanding of the registrant’s common stock on February 22, 2017 was 40,640,838.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," “target,” “goals,” “plan,” “forecast,” "project", other variations on these words or comparable terminology, or the negative of these words These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
Item 1.  Business.
Organization
We are a Maryland corporation incorporated on October 10, 2006, for the purposes of acquiring 100% of the equity interests in Triangle Mezzanine Fund LLLP (“Triangle SBIC”) and its general partner, Triangle Mezzanine LLC, raising capital in our initial public offering, which was completed in February 2007 (the “IPO”), and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On December 15, 2009, Triangle Mezzanine Fund II, LP (“Triangle SBIC II”) was organized as a limited partnership under the laws of the State of Delaware and on March 26, 2012, Triangle Mezzanine Fund III, LP (“Triangle SBIC III”) was organized as a limited partnership under the laws of the State of Delaware. Triangle SBIC’s Small Business Investment Company (“SBIC”) license from the United States Small Business Administration (the “SBA”) became effective on September 11, 2003, Triangle SBIC II’s SBIC license became effective on May 26, 2010 and Triangle SBIC III’s SBIC license became effective on January 6, 2017. Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to Triangle SBIC prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including Triangle SBIC, Triangle SBIC II and Triangle SBIC III, after the IPO. Both we and Triangle SBIC individually are closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act.
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
We focus on investments in companies with histories of generating revenues and positive cash flow, established market positions and proven management teams with strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $300.0 million and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $5.0 million and $75.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.
Our investments generally range from $5.0 to $50.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments. We operate Triangle SBIC, Triangle SBIC II and Triangle SBIC III as SBICs and utilize the proceeds from the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2016, we had investments in 88 portfolio companies, with an aggregate cost of approximately $1.1 billion.

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

•
Leveraging the Experience of Our Management Team.    Our senior management team has extensive experience advising, investing in, lending to and operating companies across changing market cycles. The members of our management team have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies in the capacity of executive officers. We believe this diverse experience provides us with an in-depth understanding of the strategic, financial and operational challenges and opportunities of the lower middle market companies in which we invest. We believe this understanding allows us to select and structure better investments and to efficiently monitor and provide managerial assistance to our portfolio companies.

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
We invest primarily in subordinated notes and, on a more limited basis, in senior secured debt. Subordinated notes are junior to senior secured debt. Our subordinated debt investments and senior secured debt investments generally have terms of three to seven years, do not have scheduled amortization and are due at maturity. Our subordinated debt investments generally provide for fixed interest rates between 10.0% and 15.0% per annum. In addition, our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 350 basis points to LIBOR plus 950 basis points per annum. Our subordinated debt investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as warrants to purchase common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment-in-kind, or PIK, interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as such income is taxable in the year accrued, and we may have to borrow money or raise additional capital in order to meet the requirement of generally having to pay out at least 90.0% of our taxable income to continue to qualify as a Regulated Investment Company, or RIC, for U.S. federal income tax purposes. At December 31, 2016, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 11.7%, the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 10.2% and the weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 9.7%.
An SBIC may make investments in the form of loans, debt securities, which include an equity feature, or equity only securities. Loans and debt securities must be issued for a term of not less than one year (except for bridge loans in anticipation of a permanent financing in which the SBIC intends to participate, or to protect its prior investment) and must have amortization not exceeding “straight line.” The permissible interest rate on Loans is the higher of (i) 19% or (ii) 11% over the higher of the SBIC’s weighted cost of debenture leverage or the current debenture rate. For debt securities, the permitted rate is the higher of (i) 14% or (ii) 6% over the higher of the SBIC’s weighted cost of debenture leverage or the current debenture rate. If a financing is in default, these maximums may increase by up to 7%. SBA Regulations define an SBIC’s weighted cost of debenture leverage and describe the permitted rate when more than one SBIC participates in the financing.
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

Investment Committees
Triangle Capital Corporation has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Capital Corporation or any of its subsidiaries, other than investments made by Triangle SBIC, Triangle SBIC II and Triangle SBIC III. The members of the Triangle Capital Corporation investment committee are Messrs. E. Ashton Poole, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and Matthew A. Young.
Triangle SBIC has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC. The members of Triangle SBIC’s investment committee are Messrs. E. Ashton Poole, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and Matthew A. Young.
Triangle SBIC II has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC II. The members of Triangle SBIC II’s investment committee are Messrs. E. Ashton Poole, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and Matthew A. Young.
Triangle SBIC III has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC III. The members of Triangle SBIC III’s investment committee are Messrs. E. Ashton Poole, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan and Matthew A. Young. For purposes of the discussion herein, any reference to the “investment committee” refers to the investment committees for each of Triangle Capital Corporation, Triangle SBIC, Triangle SBIC II and Triangle SBIC III.

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
In most circumstances, we utilize outside experts to review the legal affairs and accounting systems of a prospective portfolio company. Where appropriate, we also engage specialists to investigate issues like environmental matters and general industry outlooks. During the underwriting process, significant attention is given to sensitivity analysis and how companies might be expected to perform in a protracted “downside” operating environment. In addition, we analyze key financing ratios and other industry metrics, including total debt to EBITDA, EBITDA to fixed charges, EBITDA to total interest expense, total debt to total capitalization and total senior debt to total capitalization.
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
We have established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and expands disclosures about fair value measurements.
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
The Valuation Firms provide third-party valuation consulting services to us which consist of certain limited procedures that we identified and requested the Valuation Firms to perform, which we refer to herein as the Procedures. The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-effective, and as a result is not in our stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Upon completion of the Procedures, the Valuation Firms reach a conclusion as to whether, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appear reasonable. Our Board of Directors is ultimately responsible for determining the fair value of our investments in good faith. For a further discussion of the Valuation Firms’ procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report.

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
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which is generally either Adjusted EBITDA or revenues. Such inputs can be based on historical operating results, projections of future operating results, or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, we utilize the most recent portfolio company financial statements and forecasts available as of the valuation date. Management also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues. Additionally, we consider some or all of the following factors:

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
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2016 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
Employees
As of December 31, 2016, we employed twenty-six individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We expect to expand our management team and administrative staff in the future in proportion to our growth.
Election to be Regulated as a Business Development Company and Regulated Investment Company
Both we and Triangle SBIC individually are closed-end, non-diversified management investment companies that have elected to be treated as BDCs under the 1940 Act. In addition, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our election to be regulated as a BDC and our election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

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

•
We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.

As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2014, 2015 and 2016 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have certain wholly-owned taxable subsidiaries, or the Taxable Subsidiaries, each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain interests in portfolio companies that are organized as partnerships or limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in partnerships or LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

•	Our ability to use leverage as a means of financing our portfolio of investments is limited.
As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 200.0%. For this purpose, senior securities include all borrowings (other than SBA leverage and certain other short-term borrowings) and any preferred stock we may issue in the future. Additionally, our ability to continue to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage test. Under current SBA regulations, our SBIC subsidiaries cannot have outstanding more than an aggregate of $350.0 million of debenture leverage guaranteed by the SBA. While use of debenture leverage from the SBA may enhance returns if we meet our investment objective, our returns may be reduced or eliminated if the returns on investments by Triangle SBIC, Triangle SBIC II and Triangle SBIC III are less than the costs of operating them, including the costs of using debenture leverage.

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
Exemptive Relief
The 1940 Act prohibits certain transactions between us, Triangle SBIC, Triangle SBIC II and Triangle SBIC III, as well as our and their affiliates, without first obtaining an exemptive order from the SEC. We and Triangle SBIC initially filed a joint exemptive application with the SEC in 2007 and then received exemptive relief to our amended exemptive application in 2008. In 2010, we jointly filed with Triangle SBIC and Triangle SBIC II another amendment to the exemptive application requesting relief under various sections of the 1940 Act to permit us, as the BDC parent, our current SBIC subsidiaries and, to the extent applicable, any of our future wholly-owned subsidiaries, to operate effectively as one company for 1940 Act regulatory purposes. Specifically, the application requested relief to (a) engage in certain transactions with each other, (b) invest in securities in which the other is an investor and engage in transactions with portfolio companies that would not otherwise be prohibited as one company, (c) be subject to modified consolidated asset coverage requirements for senior securities issued by each of us and (d) where such reporting is required for one of Triangle Capital Corporation's current or future wholly-owned subsidiaries, allow such subsidiary to file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on a consolidated basis with Triangle Capital Corporation. On October 22, 2010, the SEC issued an exemptive relief order approving our requests.
In addition, under current SEC rules and regulations, BDCs may not grant options or restricted stock to directors who are not officers or employees of the BDC. Similarly, under the 1940 Act, BDCs cannot issue stock for services to their executive officers and employees other than options, warrants and rights to acquire capital stock. In March 2008, we received an exemptive relief order from the SEC that (a) permits us to grant restricted stock to our independent directors as a part of their compensation for service on our Board and (b) permits us to grant restricted stock in exchange for or in recognition of services by our executive officers and employees. On March 21, 2013, we received an order from the SEC granting us exemptive relief to permit an increase in our annual grant of restricted stock to our non-employee directors to $50,000 of restricted stock based on the closing stock price of our common stock on the date of grant. Our stockholders approved this amendment at the 2013 Annual Meeting of Stockholders.

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
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests required to maintain our qualification as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
Code of Business Conduct and Ethics and Corporate Governance Guidelines
We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” and corporate governance guidelines, which collectively cover ethics and business conduct. These documents apply to our directors, officers and employees, and establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the Code of Business Conduct and Ethics and corporate governance guidelines may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with certain requirements. Our Code of Business Conduct and Ethics and corporate governance guidelines are publicly available on the Investor Relations section of our website under "Corporate Governance" at http://tcap.client.shareholder.com/governance.cfm. We will report any amendments to or waivers of a required provision of our Code of Business Conduct and Ethics and corporate governance guidelines on our website or in a Current Report on Form 8-K. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.
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
Small Business Administration Regulations
Triangle SBIC, Triangle SBIC II and Triangle SBIC III are licensed by the SBA to operate as SBICs under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the Small Business Investment Act. Triangle SBIC’s license became effective on September 11, 2003, Triangle SBIC II’s license became effective on May 26, 2010 and Triangle SBIC III's license became effective on January 6, 2017.
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
Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.6 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote at least 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.
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
An SBIC (or group of SBICs under common control) can currently have outstanding at any time debentures guaranteed by the SBA in amounts up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. As of December 31, 2016, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million.
As of December 31, 2016, Triangle SBIC had issued $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2016 was 3.90%. As of December 31, 2016, all SBA-guaranteed debentures were pooled.
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
SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA. Triangle SBIC and Triangle SBIC II were audited by the SBA during 2016, and there were no unresolved findings from the audit.
Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.
Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

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
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. In addition, under recently proposed regulations, income required to be included as a result of a QEF election would not be qualifying income for purposes of the 90% Income Test unless we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates.
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
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Failure to Obtain RIC Tax Treatment
If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).
If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. stockholders, generally at a maximum U.S. federal income tax rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
If we fail to meet the RIC requirements for more than two consecutive years and then, seek to re-qualify as a RIC, we would be subject to corporate-level taxation on any built-in gain recognized during the succeeding five-year period unless we made a special election to recognize all such built-in gain upon our re-qualification as a RIC and to pay the corporate-level tax on such built-in gain.
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
State and Local Tax Treatment
The state and local tax treatment may differ from U.S. federal income tax treatment.
The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.
Available Information
We intend to make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.tcap.com) without charge as soon as reasonably practicable following our filing of such reports with the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Investor Relations, Triangle Capital Corporation, 3700 Glenwood Avenue, Suite 530, Raleigh, North Carolina 27612.
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

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value, the trading price of our common stock and the value of our other securities could decline, and you may lose all or part of your investment.
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
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from these events, there have been continuing periods of volatility, some lasting longer than others. For example, in the latter half of 2015 and continuing through the date of this Annual Report, economic uncertainty and market volatility in China and geopolitical unrest in the Middle East, combined with continued volatility of oil prices, among other factors, have caused disruption in the capital markets, including the markets in which we participate. There can be no assurance that these market conditions will not continue or worsen in the future. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our revolving line of credit, which we refer to as the Credit Facility, in

May 2020, and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so, and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.
Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s vote to leave the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.
Volatility in the global financial markets could have an adverse effect on the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. The effects of the Eurozone crisis, which began in late 2009 as part of the global economic and financial crisis, continued to impact the global financial markets through 2016. Numerous factors continued to fuel the Eurozone crisis, including continued high levels of government debt, the undercapitalization and liquidity problems of many banks in the Eurozone and relatively low levels of economic growth. These factors made it difficult or impossible for some countries in the Eurozone, including Greece, Ireland and Portugal, to repay or refinance their debt without the assistance of third parties. As a combination of austerity programs, debt write-downs and the European Central Bank’s commitment to restore financial stability to the Eurozone and the finalization of the primary European Stability Mechanism bailout fund, in 2013 and into 2014 interest rates began to fall and stock prices began to increase. Although these trends helped to stabilize the effects of the Eurozone crisis in the first half of 2014, the underlying causes of the crisis were not completely eliminated. As a result, the financial markets relapsed toward the end of 2014. In particular, Greece’s newly elected government, which campaigned against austerity measures, has been unable to reach an acceptable solution to the country’s debt crisis with the European Union, and in June 2015, Greece failed to make a scheduled debt repayment to the International Monetary Fund, falling into arrears. The result of continued defaults and the removal of credit support for Greek banks may cause Greece to exit the European Union, which could lead to significant economic uncertainty and abandonment of the Euro common currency, resulting in destabilization in the financial markets. Continued financial instability in Greece and in other similarly situated Eurozone countries could have a continued contagion effect on the financial markets. Stock prices in China experienced a significant drop in the second quarter of 2015, resulting primarily from continued sell-off of shares trading in Chinese markets. The volatility has been followed by volatility in stock markets around the world, including in the United States, as well as increased turbulence in commodity markets, such as reductions in prices of crude oil. Any continued sell-offs and price drops in the Chinese stock markets may have a contagion effect across the financial markets. In addition, Russian intervention in Ukraine during 2014 significantly increased regional geopolitical tensions. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. The situation remains fluid with potential for further escalation of geopolitical tensions, increased severity of sanctions against Russian interests, and possible Russian counter-measures. Further economic sanctions could destabilize the economic environment and result in increased volatility.
In June 2016, voters in the United Kingdom referendum (the “Referendum”) on the question of whether to remain or leave the European Union voted in a majority in favor of leaving the European Union (“Brexit”). This historic event is widely expected to have consequences that are both profound and uncertain for the economic and political future of the United Kingdom and the European Union, and those consequences could include significant legal and business uncertainties pertaining to our investments. Due to the relatively recent occurrence of Brexit, the full scope and nature of the consequences are not at this time known and are unlikely to be known for a significant period of time. However, Brexit has led to significant uncertainty in the business, legal and political environment. Risks associated with the outcome of the Referendum include short- and long-term market volatility and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes.
Should the economic recovery in the United States be adversely impacted by increased volatility in the global financial markets caused by continued contagion from the Eurozone crisis, developments in respect of the Russian sanctions, further turbulence in Chinese stock markets and global commodity markets, Brexit or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.
Uncertainty about the financial stability of the United States and the new presidential administration could have a significant adverse effect on our business, financial condition and results of operations.
Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history in August 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis discussed above, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In December 2016, the Federal Reserve raised the target range for the federal funds rate to a range between 0.50% to 0.75%. If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may continue to increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.
In November 2016, the United States held its Federal election and elected Donald Trump, the Republican Party nominee, as President. Following President Trump’s inauguration in January 2017, the Republican Party controls both the executive and legislative branches of government, which increases the likelihood that legislation will be adopted implementing the policies of the Trump administration. While campaigning, President Trump made statements suggesting he may seek to have Congress adopt legislation that could significantly affect U.S. tax laws and regulations and/or the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which we refer to as the

Dodd-Frank Reform Act, including the Volcker Rule and various swaps and derivatives regulations, the authority of the Federal Reserve and the Financial Stability Oversight Council, and renewed proposals to separate banks’ commercial and investment banking activities. President Trump also stated he would cause the United States to withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
We depend on the members of our senior management team, particularly executive officers E. Ashton Poole, Steven C. Lilly, Jeffrey A. Dombcik, Cary B. Nordan and Douglas A. Vaughn, for the final selection, structuring, closing and monitoring of our investments. These executive officers have critical industry experience and relationships that we rely on to implement our business plan. If we lose the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
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
On May 4, 2015, we entered into an amended and restated credit agreement for the Credit Facility. Committed funding under the Credit Facility was $300.0 million as of December 31, 2016. The Credit Facility has an accordion feature which allows for an increase in the total loan size up to $350.0 million. However, if we are unable to meet the terms of the accordion feature, we will be unable to expand the facility. The revolving period of the Credit Facility ends May 3, 2019, followed by a one-year amortization period with a final maturity date of May 3, 2020. If the facility is not renewed or extended, all principal and interest will be due and payable.
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
Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:
Senior Securities.    Currently we, through our SBIC subsidiaries, have issued debt securities guaranteed by the SBA. We have also issued three classes of notes in registered public offerings, two of which are still outstanding. In the future, we may issue additional debt securities or preferred stock, and/or borrow money from banks or other financial institutions (including borrowings under our Credit Facility), which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

Additional Common Stock.    Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 25, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 25, 2017 or the date of our 2017 annual meeting of stockholders. The proposal did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which shares of our common stock are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future on favorable terms, or at all.
In addition to regulatory limitations on our ability to raise capital, our Credit Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to the Credit Facility, which provides us with a revolving credit line of up to $350.0 million, of which $300.0 million was committed for funding and $173.0 million was available for borrowings as of December 31, 2016. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated tangible net worth, minimum interest coverage, minimum asset coverage, maintenance of RIC and BDC status and minimum liquidity. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control and material adverse effect. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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
Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If our SBIC subsidiaries fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBIC subsidiaries’ use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBIC subsidiaries from making new investments. In addition, the SBA can remove the general partners of our SBIC subsidiaries and have a receiver appointed, or revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are wholly-owned.
SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.
The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital, which generally is the amount raised from private investors. As of December 31, 2016, Triangle SBIC had issued the statutory maximum of $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. If we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
Moreover, the current status of our SBIC subsidiaries as SBICs does not automatically ensure that our SBIC subsidiaries will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies and available SBA funding. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by our SBIC subsidiaries.
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
Because we borrow money and may in the future issue additional senior securities, including preferred stock and debt securities, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
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
As of December 31, 2016, we had $166.8 million in aggregate principal amount outstanding of our unsecured notes, $250.0 million in outstanding SBA-guaranteed debentures payable and $127.0 million outstanding under our Credit Facility. In order for us to cover our annual interest payments on this indebtedness, we must achieve annual returns on our December 31, 2016 total assets of at least 2.1%.
Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to stockholder(1)	(23.5)%	(14.0)%	(4.5)%	4.9%	14.4%
(1) Assumes $1.2 billion in total assets, $543.8 million in principal amount of debt outstanding, $611.2 million in net assets and an average cost of funds of 5.11%, which was the weighted average borrowing cost of our borrowings at December 31, 2016.
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
Except in those instances where we have received prior exemptive relief from the SEC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, prior approval of the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.
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
We have elected to be treated as a RIC under the Code, which generally will allow us to avoid being subject to corporate-level U.S. federal income tax. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We will be subject to a 4.0% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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
We may not be able to pay distributions to our stockholders, our distributions may not grow over time, a portion of distributions paid to our stockholders may be a return of capital and investors in our debt securities may not receive all of the interest income to which they are entitled.
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
When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits, recognized capital gain or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in a higher tax liability when the shares are sold, even if they have not increased in value or have lost value.
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
Because any original issue discount or other amounts accrued will be included in our investment company taxable income, or ICTI, for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Material U.S. Federal Income Tax Considerations — Taxation as a RIC” included in Item 1 of Part 1 of this Annual Report on Form 10-K.
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
In order for us to continue to qualify as a RIC, we will be required to distribute on an annual basis substantially all of our taxable income, including income from our subsidiaries, including our SBIC subsidiaries. As a significant amount of our investments are generally held by our SBIC subsidiaries, we will be substantially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to qualify as a RIC. In this regard, SBA regulations prohibit Triangle SBIC, Triangle SBIC II, and Triangle SBIC III from making distributions to us when they have negative “retained earnings available for distribution,” which is calculated as “net retained earnings minus unrealized depreciation.” We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our status as a RIC. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of corporate-level U.S. federal income tax on us.
Pursuant to SBA regulations, an SBIC with outstanding debenture leverage may only distribute cumulative realized profits (less unrealized losses on investments). It may not return more than 2% of its outstanding capital in any fiscal year without prior SBA approval. Historically, the SBA has permitted payment in excess of 2% only pursuant to an approved wind-up plan filed by the SBIC pursuant to which the SBA determines that repayment of outstanding debentures is adequately assured.
Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a regulated investment company, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital and make distributions.
In order to satisfy the requirements applicable to a RIC, and to avoid payment of U.S. federal excise tax, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we became a RIC, some or all of which we may retain, pay applicable U.S. federal income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow and may prohibit us from making distributions. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional securities and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.
While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below our then-current net asset value per share without stockholder approval. At our Annual Stockholders Meeting on May 25, 2016, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 25, 2017 or the date of our 2017 annual meeting of stockholders. The proposal did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain lower-cost leverage and, therefore, any competitive advantage we may have over other finance companies.
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
We are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Among other requirements, under Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder, our management is required to report on our internal controls over financial reporting. We are required to review, on an annual basis, our internal controls over financial reporting, and to evaluate and disclose, on a quarterly and annual basis, significant changes in our internal controls over financial reporting. We have and expect to continue to incur significant expenses related to compliance with the Sarbanes-Oxley Act, which will negatively impact our financial performance and our ability to make distributions. In addition, this process results in a diversion of management’s time and attention. In the event that we are unable to maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack or damage. We are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In the future, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.
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
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.
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

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management's time and resources.
The lack of liquidity in our investments may adversely affect our business.
We invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale, or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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
Although most of our investments will be U.S.-dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements and certain SBA diversification requirements for our investments held by our three wholly-owned SBIC subsidiaries, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
We generally will not control our portfolio companies.
We do not, and do not expect to, control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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
As of December 31, 2016, the fair value of our non-accrual assets was approximately $15.9 million, which comprised approximately 1.5% of the total fair value of our portfolio. The cost of these non-accrual assets as of December 31, 2016 was approximately $38.4 million, which comprised approximately 3.5% of the total cost of our portfolio.
In addition to our non-accrual assets, as of December 31, 2016, we had a debt investment in one portfolio company (our subordinated note to Community Intervention Services, Inc. (7% Cash, 6% PIK)) that was on non-accrual only with respect to the PIK interest component of the loan. As of December 31, 2016, the fair value of this PIK non-accrual asset was approximately $14.1 million, or 1.4% of the total fair value of our portfolio, and the cost of this PIK non-accrual asset was approximately $17.7 million, or 1.6% of the total cost of our portfolio.
In addition, as of December 31, 2016, we had, on a fair value basis, approximately $131.8 million of debt investments, or 12.7% of the total fair value of our portfolio, which were current with respect to scheduled interest and principal payments, but which were carried at less than cost. In light of current economic conditions, certain of our portfolio companies may be unable to service our debt investments on a timely basis. These conditions may also decrease the value of collateral securing some of our debt investments, as well as the value of our equity investments. As a result, the number of non-performing assets in our portfolio may increase, and the overall value of our portfolio may decrease, which could lead to financial losses in our portfolio and a decrease in our investment income, net investment income, dividends and assets.
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
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. On May 25, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 25, 2017 or the date of our 2017 annual meeting of stockholders. The proposal did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
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
The market for any security is subject to volatility. The loans and securities purchased by us and issued by us are no exception to this fundamental investment truism that prices will fluctuate.
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
In addition, the SBA limits our SBIC subsidiaries, Triangle SBIC, Triangle SBIC II and Triangle SBIC III, to investing idle funds in the following types of securities:

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
On May 25, 2016, our stockholders approved our ability to sell or otherwise issue shares of our common stock at any level of discount from net asset value per share for a period of one year ending on the earlier of May 25, 2017 or the date of our 2017 annual meeting of stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades.
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
In addition, subject to the provisions of the 1940 Act, our charter permits our Board of Directors, without stockholder action, to authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Subject to compliance with the 1940 Act, our Board of Directors may, without stockholder action, amend our charter from time to time to increase or decrease the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock.
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
If our debt securities are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed. As of December 31, 2016, our December 2022 Notes were redeemable at our option.

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
Item 3. Legal Proceedings.
Neither we nor any of our subsidiaries are currently a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TCAP.” The following table sets forth the range of high and low intraday sales prices per share of our common stock as reported on the NYSE for the periods indicated:

	High	Low
Fiscal Year 2015:
First Quarter	$24.95	$19.95
Second Quarter	$24.71	$21.53
Third Quarter	$23.70	$15.41
Fourth Quarter	$23.19	$16.48
Fiscal Year 2016:
First Quarter	$20.85	$14.91
Second Quarter	$21.35	$16.00
Third Quarter	$20.60	$18.56
Fourth Quarter	$19.95	$16.40
As of February 22, 2017, there were approximately 61 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions Declared
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.
The following table summarizes our distributions declared during the years ended December 31, 2015 and 2016:

Date Declared	Record Date	Payment Date	Amount
February 25, 2015	March 11, 2015	March 25, 2015	$0.54
February 25, 2015	March 11, 2015	March 25, 2015	$0.05
May 27, 2015	June 10, 2015	June 24, 2015	$0.54
May 27, 2015	June 10, 2015	June 24, 2015	$0.05
August 26, 2015	September 9, 2015	September 23, 2015	$0.54
August 26, 2015	September 9, 2015	September 23, 2015	$0.05
November 25, 2015	December 9, 2015	December 23, 2015	$0.54
November 25, 2015	December 9, 2015	December 23, 2015	$0.05
February 24, 2016	March 9, 2016	March 23, 2016	$0.54
May 4, 2016	June 8, 2016	June 22, 2016	$0.45
August 24, 2016	September 7, 2016	September 21, 2016	$0.45
November 23, 2016	December 7, 2016	December 21, 2016	$0.45
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
The table below shows the detail of our distributions for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	Amount	% of Total	Amount	% of Total
Ordinary income	$1.89	100.0%	$2.11	89.4%
Long-term capital gains	—	—	0.25	10.6
Total reported on IRS Form 1099-DIV	$1.89	100.0%	$2.36	100.0%
Ordinary income is reported on IRS Form 1099-DIV as either qualified or non-qualified and capital gain distributions are reported on IRS Form 1099-DIV in various subcategories which have differing tax treatments to stockholders. Those subcategories are not presented herein.

Distribution Policy
We generally intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the calendar year, and (iii) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90.0% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our stockholders of any retained net capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business — Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratio and related requirements stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Regulation of Business Development Companies” included in Item 1 of Part I of this Annual Report.
We have adopted a dividend reinvestment plan, or DRIP, that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided in “Business — Dividend Reinvestment Plan” included in Item I of Part I of this Annual Report on Form 10-K.
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
Our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in the indenture and related supplements governing the December 2022 Notes and the March 2022 Notes. For a more detailed discussion, see “Business — Regulation of Business Development Companies” included in Item 1 of Part I of this Annual Report.

Securities Authorized for Issuance Under our Equity Incentive Plan
The following table provides information regarding the number of shares of restricted stock authorized and available under the Amended and Restated 2007 Equity Incentive Plan, or the Amended and Restated Plan, as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	917,641	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	917,641

(1)	The Amended and Restated Plan is the only equity compensation plan currently utilized by us.

(2)	The Amended and Restated Plan has an aggregate of 2,400,000 shares of common stock reserved for issuance.
Sales of Unregistered Securities
While we did not engage in any sales of unregistered securities during the year ended December 31, 2016, we issued a total of 160,948 shares of our common stock under our DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued under our DRIP during the year ended December 31, 2016 was approximately $3.1 million.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2016, shares of our common stock were delivered to us in satisfaction of tax withholding obligations of holders of restricted shares issued under the Amended and Restated Plan that vested during the period. These shares are reflected in the following table:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2016	44,497	$19.50	—	—
November 1 through November 30, 2016	—	—	—	—
December 1 through December 31, 2016	—	—	—	—
Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index for the five years ended December 31, 2016. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2011 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation
Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index

	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
Triangle Capital Corporation	100.00	105.78	124.94	143.70	145.79	163.04	163.27	177.52	170.27
NASDAQ Composite Index	100.00	118.12	112.73	120.24	116.41	126.86	132.72	148.72	165.47
NYSE Composite Index	100.00	110.45	105.83	112.67	115.99	125.91	127.57	134.77	146.47
Triangle Capital Corporation Peer Group Index(2)	100.00	111.07	114.82	124.37	128.53	135.22	133.58	139.02	146.10

	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Triangle Capital Corporation	163.51	183.88	167.69	138.38	159.40	167.88	121.77	145.27
NASDAQ Composite Index	166.76	175.29	178.38	188.69	195.13	199.25	184.59	200.32
NYSE Composite Index	149.17	156.60	153.52	156.36	158.15	157.84	144.04	149.97
Triangle Capital Corporation Peer Group Index(2)	145.26	150.83	142.43	135.91	143.90	138.55	126.12	131.22

	3/31/16	6/30/16	9/30/16	12/31/16
Triangle Capital Corporation	160.86	155.14	161.27	153.78
NASDAQ Composite Index	195.62	194.77	213.79	216.54
NYSE Composite Index	151.96	157.31	161.83	167.87
Triangle Capital Corporation Peer Group Index(2)	137.14	142.58	156.58	164.38

(1)	From December 31, 2011 to December 31, 2016.

(2)
The Triangle Capital Corporation Peer Group consists of the following companies: Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Fidus Investment Corporation, Fifth Street Finance Corp., Gladstone Investment Corporation, Gladstone Capital Corporation, Golub Capital BDC, Inc., Horizon Technology Finance Corporation, Hercules Capital Inc., KCAP Financial, Inc., Main Street Capital Corporation, Medley Capital Corporation, New Mountain Finance Corporation, PennantPark Investment Corporation, Prospect Capital Corporation, Solar Capital Ltd. and THL Credit, Inc.

Item 6. Selected Financial Data.
The selected financial data at and for the fiscal years ended December 31, 2012, 2013, 2014, 2015 and 2016 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars and share amounts in thousands, except per share data)
Income statement data:
Investment income:
Total loan interest, fee and dividend income	$89,937	$100,755	$104,273	$121,062	$113,332
Interest income from cash and cash equivalent investments	431	273	238	225	348
Total investment income	90,368	101,028	104,511	121,287	113,680
Operating expenses:
Interest and other debt financing fees	16,413	20,234	21,180	26,754	26,721
Compensation Expenses	13,310	15,831	17,562	19,009	23,676
General and administrative expenses	2,983	3,434	3,753	3,895	4,406
Total operating expenses	32,706	39,499	42,495	49,658	54,803
Net investment income	57,662	61,529	62,016	71,629	58,877
Net realized gains (losses):
Non-Control/Non-Affiliate investments	3,870	15,882	7,396	9,003	(2,414)
Affiliate investments	1,953	4,828	7,733	2,315	4,399
Control investments	838	(2,290)	(1,498)	(38,807)	—
Net realized gains (losses)	6,661	18,420	13,631	(27,489)	1,985
Net unrealized appreciation (depreciation):
Investments	(2,878)	1,811	(45,234)	3,132	(26,017)
Foreign currency borrowings	—	404	1,071	2,363	(153)
Net unrealized appreciation (depreciation)	(2,878)	2,215	(44,163)	5,495	(26,170)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	3,783	20,635	(30,532)	(21,994)	(24,185)
Loss on extinguishment of debt	(829)	(413)	—	(1,394)	—
Provision for taxes	(552)	(539)	(3,122)	(384)	(436)
Net increase in net assets resulting from operations	$60,064	$81,212	$28,362	$47,857	$34,256
Net investment income per share — basic and diluted	$2.16	$2.23	$2.08	$2.16	$1.62
Net increase in net assets resulting from operations per share — basic and diluted	$2.25	$2.94	$0.95	$1.44	$0.94
Net asset value per common share	$15.30	$16.10	$16.11	$15.23	$15.13
Regular quarterly dividends/distributions per share	$2.02	$2.16	$2.16	$2.16	$1.89
Supplemental dividends/distributions per share	—	—	0.40	0.20	—
Total dividends/distributions declared per common share	$2.02	$2.16	$2.56	$2.36	$1.89
Weighted average number of shares outstanding — basic and diluted	26,741	27,576	29,775	33,234	36,405

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$706,803	$664,373	$887,223	$977,277	$1,037,907
Cash and cash equivalents	72,300	133,304	78,759	52,615	107,088
Interest and fees receivable	2,650	5,256	7,409	4,892	10,190
Prepaid expenses and other current assets	403	832	439	947	1,660
Deferred financing fees	1,562	1,654	1,231	3,480	2,700
Property and equipment, net	56	60	109	106	106
Total assets	$783,774	$805,479	$975,170	$1,039,317	$1,159,651
Liabilities:
Accounts payable and accrued liabilities	$6,406	$7,494	$7,145	$7,464	$6,797
Interest payable	3,137	3,018	3,365	3,714	3,997
Taxes payable	3,211	1,065	2,506	735	490
Deferred income taxes	1,342	3,514	3,364	4,988	2,054
Borrowings under credit facility	—	11,221	62,620	131,257	127,012
Notes	144,627	145,120	145,646	162,142	162,755
SBA-guaranteed debentures payable	207,716	188,255	219,697	220,649	245,390
Total liabilities	366,439	359,687	444,343	530,949	548,495
Net assets	417,335	445,792	530,827	508,368	611,156
Total liabilities and net assets	$783,774	$805,479	$975,170	$1,039,317	$1,159,651
Other data:
Weighted average yield on total investments(1)	13.3%	12.8%	11.6%	10.6%	10.2%
Number of portfolio companies	82	79	91	92	88
Expense ratios (as percentage of average net assets):
Compensation and general and administrative expenses	4.0%	4.4%	4.4%	4.4%	5.0%
Interest and other financing fees	4.0	4.7	4.4	5.1	4.8
Total expenses	8.0%	9.1%	8.8%	9.5%	9.8%
Total expenses, including loss on extinguishment of debt and provision for taxes	8.4%	9.3%	9.5%	9.8%	9.9%

(1)	Excludes non-accrual debt investments.

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
Overview of our Business
We are a Maryland corporation which has elected to be treated and operates as an internally managed business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. Our wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP, or Triangle SBIC, Triangle Mezzanine Fund II LP, or Triangle SBIC II and Triangle Mezzanine Fund III LP, or Triangle SBIC III, are licensed as small business investment companies, or SBICs, by the United States Small Business Administration, or SBA. In addition, Triangle SBIC has also elected to be treated as a BDC under the 1940 Act. We, Triangle SBIC, Triangle SBIC II and Triangle SBIC III invest primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately-held companies located primarily in the United States.
Our business is to provide capital to lower middle market companies in the United States. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $300.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $5.0 million and $75.0 million.
We invest primarily in subordinated debt securities secured by second lien security interests in portfolio company assets, coupled with equity interests. On a more limited basis, we also invest in senior debt securities secured by first lien security interests in portfolio company assets. Our investments generally range from $5.0 million to $50.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years and typically bear interest at fixed rates between 10.0% and 15.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of December 31, 2016 and 2015, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was 11.7% and 12.2%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was 10.2% and 10.6% as of December 31, 2016 and 2015, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was 9.7% and 10.2% as of December 31, 2016 and 2015, respectively.
Triangle SBIC, Triangle SBIC II and Triangle SBIC III are eligible to issue debentures to the SBA, which pools these with debentures of other SBICs and sells them in the capital markets at favorable interest rates, in part as a result of the guarantee of payment from the SBA. Triangle SBIC, Triangle SBIC II and Triangle SBIC III invest these funds in portfolio companies. We intend to continue to operate Triangle SBIC, Triangle SBIC II and Triangle SBIC III as SBICs, subject to SBA approval, and to utilize the proceeds from the issuance of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders.
Portfolio Composition
The total value of our investment portfolio was $1.0 billion as of December 31, 2016, as compared to $977.3 million as of December 31, 2015. As of December 31, 2016, we had investments in 88 portfolio companies with an aggregate cost of $1.1 billion. As of December 31, 2015, we had investments in 92 portfolio companies with an aggregate cost of $1.0 billion. As of both December 31, 2016 and 2015, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2016 and December 31, 2015, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
	$1,007,349,123	100%	$977,276,716	100%
Investment Activity
During the year ended December 31, 2016, we made sixteen new investments, including recapitalizations of existing portfolio companies, totaling $274.1 million, additional debt investments in eleven existing portfolio companies totaling $37.8 million and additional equity investments in ten existing portfolio companies totaling $7.5 million. We had fourteen portfolio company loans repaid at par totaling $170.8 million, which resulted in realized gains totaling $1.4 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling $41.1 million. We converted subordinated debt investments in one portfolio company into an equity investment and recognized a realized loss on such conversion totaling $1.6 million. We wrote off debt and equity investments in two portfolio companies and recognized realized losses on the write-offs of $18.7 million. In addition, we received proceeds related to the sales of certain equity securities of our portfolio companies totaling $34.4 million and recognized net realized gains on such sales totaling $20.9 million in the year ended December 31, 2016.
During the year ended December 31, 2015, we made twenty-three new investments, including recapitalizations of existing portfolio companies, totaling $361.2 million, additional debt investments in ten existing portfolio companies totaling $84.2 million and additional equity investments in eleven existing portfolio companies totaling $8.6 million. We had twenty-four portfolio company loans repaid at par totaling $302.1 million, which resulted in realized gains totaling $2.0 million, and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling $32.7 million. We converted subordinated debt investments in one portfolio company into an equity investment and recognized a net realized loss on such conversion totaling $20.5 million. We wrote-off debt and equity investments in two portfolio companies and recognized realized losses on the write-offs of $18.8 million. In addition, we received proceeds related to the sales of certain equity securities of our portfolio companies totaling $21.5 million and recognized net realized gains on such sales totaling $9.8 million in the year ended December 31, 2015.
Total portfolio investment activity for the years ended December 31, 2016 and 2015 was as follows:

December 31, 2016	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	220,825,664	71,620,633	26,370,669	650,000	319,466,966
Investment reclass	4,020,247	(4,020,247)	—	—	—
Proceeds from sales of investments	—	—	(28,340,004)	(5,742,355)	(34,082,359)
Loan origination fees received	(4,613,831)	(1,200,160)	—	—	(5,813,991)
Principal repayments received	(194,883,407)	(7,727,099)	—	—	(202,610,506)
PIK interest earned	13,784,921	1,449,498	—	—	15,234,419
PIK interest payments received	(9,326,564)	(236,150)	—	—	(9,562,714)
Accretion of loan discounts	193,801	203,303	—	—	397,104
Accretion of deferred loan origination revenue	4,012,181	556,218	—	—	4,568,399
Realized gain (loss)	(14,752,679)	(1,560,322)	15,029,594	3,268,455	1,985,048
Unrealized gain (loss)	(28,226,049)	(371,781)	(398,971)	44,900	(28,951,901)
Fair value, end of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
Weighted average yield on debt investments at end of period(1)					11.7%
Weighted average yield on total investments at end of period(1)					10.2%
Weighted average yield on total investments at end of period					9.7%
(1)Excludes non-accrual debt investments.

December 31, 2015	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$887,223,122
New investments	340,931,692	68,863,789	42,880,571	1,252,000	453,928,052
Investment reclass	(8,707,740)	—	8,707,740	—	—
Proceeds from sales of investments	—	—	(14,016,839)	(7,477,411)	(21,494,250)
Loan origination fees received	(5,849,587)	(1,250,000)	—	—	(7,099,587)
Principal repayments received	(272,219,727)	(49,554,990)	—	—	(321,774,717)
PIK interest earned	13,819,538	1,761,986	—	—	15,581,524
PIK interest payments received	(9,337,978)	(3,669,732)	—	—	(13,007,710)
Accretion of loan discounts	451,652	35,511	—	—	487,163
Accretion of deferred loan origination revenue	5,321,198	844,291	—	—	6,165,489
Realized gain (loss)	(28,793,224)	804,802	(2,491,600)	2,990,559	(27,489,463)
Unrealized gain (loss)	3,132,235	(158,640)	3,342,646	(1,559,148)	4,757,093
Fair value, end of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
Weighted average yield on debt investments at end of period(1)					12.2%
Weighted average yield on total investments at end of period(1)					10.6%
Weighted average yield on total investments at end of period					10.2%
(1)Excludes non-accrual debt investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2016, the fair value of our non-accrual assets was $15.9 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was $38.4 million, which comprised 3.5% of the total cost of our portfolio. As of December 31, 2015, the fair value of our non-accrual assets was $6.9 million, which comprised 0.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was $20.4 million, which comprised 2.0% of the total cost of our portfolio. Our non-accrual assets as of December 31, 2016 were as follows:
DCWV Acquisition Corporation
In September 2015, we placed our debt investments in DCWV Acquisition Corporation, or DCWV, on non-accrual status effective with the monthly payment due September 30, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in DCWV for financial reporting purposes. In the year ended December 31, 2016, we recognized unrealized depreciation on our debt investments in DCWV of $1.7 million. As of December 31, 2016, the cost of our debt investments in DCWV was $8.4 million and the fair value of such investments was $1.6 million.
DPII Holdings, LLC
During the three months ended March 31, 2016, we placed our Tranche I & II subordinated debt investments in DPII Holdings, LLC, or Datapath, on PIK non-accrual status. During the three months ended June 30, 2016, we invested approximately $1.6 million in a Tranche III subordinated debt investment in order to provide liquidity to support Datapath. This Tranche III subordinated debt investment bears interest at a rate of 0% Cash and 19% PIK. In the three months ended June 30, 2016, we placed both our Tranche I & II subordinated debt investments and our Tranche III subordinated debt investment in Datapath on full non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Datapath for financial reporting purposes. In the three months ended December 31, 2016, we invested an additional $0.6 million in the Tranche III subordinated debt. In the year ended December 31, 2016, we recognized unrealized depreciation on our debt investments in Datapath of $3.0 million. As of December 31, 2016, the cost of our debt investments in Datapath was $5.4 million and the fair value of such investments was $2.4 million.
Gerli and Company
In November 2008, we placed our debt investments in Gerli and Company, or Gerli, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Gerli for financial reporting purposes. In the year ended December 31, 2016, we recognized total unrealized depreciation on our debt investments in Gerli of $0.8 million. As of December 31, 2016, the cost of our debt investments in Gerli was $3.4 million and the fair value was zero.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. During the year ended December 31, 2016, we recorded unrealized depreciation of $0.3 million on our debt investment in PowerDirect. As of December 31, 2016, the cost of our debt investment in PowerDirect was $5.1 million and the fair value of such investment was $0.9 million.
Women's Marketing, Inc.
During the three months ended September 30, 2016, we placed our debt investment in Women's Marketing, Inc., or Women's Marketing, on PIK non-accrual status. In December 2016, we placed our debt investment in

Women's Marketing on non-accrual status effective with the monthly payment due November 30, 2016. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Women's Marketing for financial reporting purposes. During the year ended December 31, 2016, we recorded unrealized depreciation of $5.0 million on our debt investment in Women's Marketing. As of December 31, 2016, the cost of our debt investment in Women's Market was $16.1 million and the fair value of such investment was $11.1 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of December 31, 2016, we had a debt investment in one portfolio company (our subordinated note to Community Intervention Services, Inc. (7% Cash, 6% PIK)) that was on non-accrual only with respect to the PIK interest component of the loan. As of December 31, 2016, the fair value of this debt investment was $14.1 million, or 1.4% of the total fair value of our portfolio and the cost of this debt investment was $17.7 million, or 1.6% of the total cost of our portfolio.
Results of Operations
Comparison of years ended December 31, 2016 and December 31, 2015
Investment Income
For the year ended December 31, 2016, total investment income was $113.7 million, a 6.3% decrease from $121.3 million of total investment income for the year ended December 31, 2015. This decrease was primarily attributed to a $4.7 million decrease in non-recurring fee income and a $3.0 million decrease in non-recurring dividend income. Non-recurring fee income was $5.2 million for the year ended December 31, 2016, as compared to $9.9 million for the year ended December 31, 2015, and non-recurring dividend income was $2.0 million for the year ended December 31, 2016, as compared to $5.0 million for the year ended December 31, 2015. Our non-recurring dividend income during the year ended December 31, 2016 consisted of non-recurring dividend income of approximately $3.3 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, we received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Operating Expenses
For the year ended December 31, 2016, operating expenses increased by 10.4% to $54.8 million from $49.7 million for the year ended December 31, 2015. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the year ended December 31, 2016, interest and other financing fees were $26.7 million as compared to $26.8 million for the year ended December 31, 2015. The decrease in interest and other financing fees was related to $2.4 million of interest savings related to the redemption of our unsecured notes due in March 2019, or the 2019 Notes, partially offset by an increase in interest and other financing fees of $0.3 million on the $25.0 million of incremental outstanding borrowings under our SBA-guaranteed debentures, an increase in interest and other financing fees of $1.5 million related to increased borrowings under the Credit Facility, and an increase of $0.5 million in interest and other financing fees from the February 2015 issuance of our unsecured notes due in March 2022, or the March 2022 Notes.
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
For the year ended December 31, 2016, compensation expenses increased by 24.5% to $23.7 million from $19.0 million for the year ended December 31, 2015. The increase in compensation expenses in the year ended

December 31, 2016 was primarily related to one-time expenses associated with the retirement of our former Chief Executive Officer, Garland S. Tucker, III, from his officer position in February 2016 and the resignation of Brent P.W. Burgess as the Company's Chief Investment Officer in October 2016. Our Board of Directors awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him in February 2016 based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service. We recognized $5.5 million in one-time compensation expenses for the year ended December 31, 2016 associated with Mr. Tucker's retirement. In connection with Mr. Burgess’s resignation, we entered into an agreement with Mr. Burgess, pursuant to which he received his unpaid salary and accrued but unused vacation leave through October 14, 2016, cash payments totaling $250,000, accelerated vesting of the 93,284 shares of the Company’s restricted stock held by him and certain other benefits. We recognized $1.5 million in one-time compensation expenses for the year ended December 31, 2016 in connection with Mr. Burgess' resignation. The increases related to Mr. Tucker and Mr. Burgess were partially offset by decreased discretionary compensation expenses.
For the year ended December 31, 2016, general and administrative expenses increased by 13.1% to $4.4 million from $3.9 million for the year ended December 31, 2015.
In addition, our efficiency ratio (defined as compensation and general and administrative expenses as a percentage of total investment income) increased to 24.7% for the year ended December 31, 2016 from 18.9% for the year ended December 31, 2015.
Net Investment Income
As a result of the $7.6 million decrease in total investment income and the $5.1 million increase in operating expenses, net investment income for the year ended December 31, 2016 was $58.9 million compared to net investment income of $71.6 million during the year ended December 31, 2015.
Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2016, we recognized net realized gains totaling $2.0 million, which consisted primarily of net gains on the sales/repayments of seventeen non-control/non-affiliate investments totaling $15.3 million and net gains on the sales/write-off of seven affiliate investments totaling $4.4 million, partially off-set by a loss on the restructuring of one non-control/non-affiliate investment totaling $1.6 million and a loss on the write-off of one non-control/non-affiliate investment totaling $16.1 million. In addition, for the year ended December 31, 2016, we recorded net unrealized depreciation of investments totaling $26.2 million, consisting of net unrealized depreciation on our current portfolio of $26.8 million and net unrealized appreciation reclassification adjustments of $0.6 million related to the realized gains and losses noted above.
For the year ended December 31, 2015, we recognized net realized losses totaling $27.5 million, which consisted of losses on the restructuring/write-off of two control investments totaling $38.8 million and a loss on the write-off of one affiliate investment totaling $0.5 million, partially offset by net gains related to the sales/repayments of seven affiliate investments of $2.8 million and net gains on the sales/repayments of fourteen non-control/non-affiliate investments totaling $9.0 million. In addition, for the year ended December 31, 2015, we recorded net unrealized appreciation of investments totaling $5.5 million, consisting of net unrealized depreciation on our current portfolio of $21.6 million and net unrealized appreciation reclassification adjustments of $27.1 million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets from operations during the year ended December 31, 2016 was $34.3 million as compared to $47.9 million for the year ended December 31, 2015.

Comparison of years ended December 31, 2015 and December 31, 2014
Investment Income
For the year ended December 31, 2015, total investment income was $121.3 million, a 16.1% increase from $104.5 million of total investment income for the year ended December 31, 2014. The increase of $16.8 million was primarily due to higher average portfolio loan balances from December 31, 2014 to December 31, 2015 and an increase in non-recurring fee income of $4.8 million. These increases were partially offset by a decrease in non-recurring dividend income of $1.5 million, a $0.6 million decrease in investment income relating to non-accrual assets and a decrease in the weighted average yield on our debt investments from December 31, 2014 to December 31, 2015. Non-recurring fee income was $9.9 million for the year ended December 31, 2015, as compared to $5.0 million for the year ended December 31, 2014, and non-recurring dividend income was $5.0 million for the year ended December 31, 2015, as compared to $6.5 million for the year ended December 31, 2014.
Operating Expenses
For the year ended December 31, 2015, operating expenses increased by 16.9% to $49.7 million from $42.5 million for the year ended December 31, 2014. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the year ended December 31, 2015, interest and other financing fees increased by 26.3% to $26.8 million from $21.2 million for the year ended December 31, 2014. The increase in interest and other financing fees was related to interest expense and other financing fees on our March 2022 Notes of $5.3 million for the year ended December 31, 2015, an increase in interest and other financing fees on our SBA-guaranteed debentures of $0.8 million in the year ended December 31, 2015 and an increase in interest and other financing fees on our Credit Facility of $2.1 million in the year ended December 31, 2015. These increases were partially offset by a $2.5 million decrease in interest and other financing fees related to the redemption of the 2019 Notes in the year ended December 31, 2015.
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
For the year ended December 31, 2015, compensation expenses increased by 16.9% to $19.0 million from $17.6 million for the year ended December 31, 2014. This increase in compensation expenses was primarily related to increased discretionary compensation expenses.
For the year ended December 31, 2015, general and administrative expenses increased by 3.8% to $3.9 million from $3.8 million for the year ended December 31, 2014.
In addition, our efficiency ratio (defined as compensation and general and administrative expenses as a percentage of total investment income) decreased to 18.9% for the year ended December 31, 2015 from 20.4% for the year ended December 31, 2014.
Net Investment Income
As a result of the $16.8 million increase in total investment income and the $7.2 million increase in expenses, net investment income for the year ended December 31, 2015 was $71.6 million compared to net investment income of $62.0 million during the year ended December 31, 2014.

Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2015, we recognized net realized losses totaling $27.5 million, which consisted of losses on the restructuring/write-off of two control investments totaling $38.8 million and a loss on the write-off of one affiliate investment totaling $0.5 million, partially offset by net gains related to the sales/repayments of seven affiliate investments of $2.8 million and net gains on the sales/repayments of fourteen non-control/non-affiliate investments totaling $9.0 million. In addition, for the year ended December 31, 2015, we recorded net unrealized appreciation of investments totaling $5.5 million, consisting of net unrealized depreciation on our current portfolio of $21.6 million and net unrealized appreciation reclassification adjustments of $27.1 million related to the realized gains and losses noted above.
For the year ended December 31, 2014, we recognized net realized gains totaling $13.6 million, which consisted of net gains on the sales/repayments of thirteen non-control/non-affiliate investments totaling $24.1 million and gains on the sales of two affiliate equity investments of $14.4 million, offset by a loss on the restructuring of one non-control/non-affiliate investment totaling $10.8 million, a loss relating to the write-off of one non-control/non-affiliate investment totaling $5.9 million, losses on the write-offs of two affiliate investments of $6.7 million, a loss on the restructuring of one control investment totaling $0.5 million and a loss relating to the write-off of one control investment of $1.0 million. In addition, for the year ended December 31, 2014, we recorded net unrealized depreciation of investments totaling $44.2 million, consisting of net unrealized depreciation on our current portfolio of $31.5 million and net unrealized depreciation reclassification adjustments of $12.7 million related to the realized gains and losses noted above.
As a result of these events, our net increase in net assets from operations during the year ended December 31, 2015 was $47.9 million as compared to $28.4 million for the year ended December 31, 2014.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
In the future, depending on the valuation of Triangle SBIC’s assets, Triangle SBIC II’s assets and Triangle SBIC III’s assets pursuant to SBA guidelines, Triangle SBIC, Triangle SBIC II and Triangle SBIC III may be limited by provisions of the Small Business Investment Act, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify as a RIC.
Cash Flows
For the year ended December 31, 2016, we experienced a net increase in cash and cash equivalents in the amount of $54.5 million. During that period, our operating activities used $23.1 million in cash, consisting primarily of new portfolio investments of $319.5 million, partially offset by repayments received from portfolio companies and proceeds from the sales of investments totaling $236.7 million. In addition, financing activities provided cash of $77.7 million, consisting primarily of proceeds from the public stock offering of $129.1 million and borrowings under SBA-guaranteed debentures of $32.8 million, partially offset by cash dividends paid in the amount of $66.5 million, the repayment of our SBA-guaranteed Low or Moderate Income, or LMI, debenture of $7.8 million and net repayments under the Credit Facility of $4.4 million. At December 31, 2016, we had $107.1 million of cash and cash equivalents on hand.
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
For the year ended December 31, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $54.5 million. During that period, our operating activities used $188.3 million in cash, consisting primarily of new portfolio investments of $474.6 million, partially offset by repayments received from portfolio companies and proceeds from the sales of investments totaling $222.0 million. In addition, financing activities provided cash of $133.8 million, consisting primarily of proceeds from a public offering of common stock of $127.7 million, borrowings under SBA-guaranteed debentures of $31.3 million and net borrowings under our $165.0 million senior secured credit facility entered into in June 2013, or the Prior Facility, of $52.5 million, offset by cash dividends paid in the amount of $74.3 million. At December 31, 2014, we had $78.8 million of cash and cash equivalents on hand.
Financing Transactions
Due to Triangle SBIC’s, Triangle SBIC II’s and Triangle SBIC III’s status as licensed SBICs, Triangle SBIC, Triangle SBIC II and Triangle SBIC III have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $350.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be pre-paid at any time, without penalty. As a result of its guarantee of our SBA-guaranteed debentures, the SBA has fixed-dollar claims on the assets of Triangle SBIC, Triangle SBIC II and Triangle SBIC III that are superior to the claims of our security holders.
As of December 31, 2016, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one–time fee of 2.425% on the amount of each debenture issued (2.0% for SBA LMI debentures). These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2016 was 3.90%. During the year ended December 31, 2016, we repaid the $7.8 million SBA-guaranteed LMI debenture, which matured on March 1, 2016. As of December 31, 2016, all SBA-guaranteed debentures were pooled.
In May 2015, we entered the Credit Facility, which has a current commitment of $300.0 million supported by 13 financial institutions and replaced the Prior Facility. The revolving period of the Credit Facility ends May 3, 2019 followed by a one-year amortization period with a final maturity date of May 3, 2020. We have the ability to borrow in both United States dollars as well as foreign currencies under the Credit Facility.
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
As of December 31, 2016, we had United States dollar borrowings of $105.7 million outstanding under the Credit Facility with an interest rate of 3.37% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.3 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.64%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a regulated investment company, or RIC, and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into new collateral documents. As of December 31, 2016, we were in compliance with all covenants of the Credit Facility.
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
In October 2012, we issued $70.0 million of unsecured notes due in December 2022, or the December 2022 Notes, and in November 2012, we issued $10.5 million of the December 2022 Notes. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were $77.8 million.
In February 2015, we issued $86.3 million of the March 2022 Notes. The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were $83.4 million.
The indenture and related supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC and (iii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Exchange Act. As of December 31, 2016 and

December 31, 2015, we were in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
Distributions to Stockholders
We have elected to be treated as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our qualification as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in the indenture and related supplements governing the December 2022 Notes and the March 2022 Notes.
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

The total number of investments and the percentage of our investment portfolio that we asked the Valuation Firms to perform such procedures on are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
To estimate the enterprise value of the portfolio company, we primarily use a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted or Adjusted EBITDA, or revenues. In addition, we consider other factors, including but not limited to (i) offers from third parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and (iv) when management believes there are comparable companies that are publicly traded, we perform a review of these publicly traded companies and the market multiple of their equity securities. For certain non-performing assets, we may utilize the liquidation or collateral value of the portfolio company's assets in our estimation of enterprise value.
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized loan origination fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-

recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.
Fee income for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
Recurring Fee Income:
Amortization of loan origination fees	$2,161,711	$2,061,004	$1,966,101
Management, valuation and other fees	1,024,213	895,677	773,750
Total Recurring Fee Income	3,185,924	2,956,681	2,739,851
Non-Recurring Fee Income:
Prepayment fees	1,903,251	4,344,705	1,694,570
Acceleration of unamortized loan origination fees	2,406,688	4,104,485	1,854,415
Advisory and structuring fees	200,000	578,162	500,000
Loan amendment fees	277,396	469,357	804,240
Other fees	412,606	391,538	187,948
Total Non-Recurring Fee Income	5,199,941	9,888,247	5,041,173
Total Fee Income	$8,385,865	$12,844,928	$7,781,024
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in our taxable income and therefore affects the amount we are required to distribute to our stockholders to maintain our qualification as a RIC for federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2016, the Company had unfunded commitments to provide financing to its portfolio companies, as follows:

Portfolio Company	Investment Type	December 31, 2016
DPII Holdings, LLC	Guaranty	$576,925
DLC Acquisition, LLC	Revolver	3,000,000
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000
HKW Capital Partners IV, L.P.	Private Equity	530,032
Lakeview Health Acquisition Company	Revolver	1,387,367
Nautic Partners VII, LP	Private Equity	642,172
Nomacorc, LLC	Equity Investment	849,362
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	8,400,000
Orchid Underwriters Agency, LLC	Revolver	5,000,000
SCA Pharmaceuticals, LLC	Delayed Draw Term Loan	12,000,000
SCUF Gaming, Inc.	Revolver	3,500,000
Smile Brands, Inc.	Equity Investment	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531
SPC Partners V, LP	Private Equity	522,881
SPC Partners VI, LP	Private Equity	3,000,000
Team Waste, LLC	Equity Investment	900,000
TGaS Advisors, LLC	Revolver	2,000,000
YummyEarth Inc.	Delayed Draw Term Loan	1,500,000
Total Unused Commitments		$66,885,270
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2016, we were not a party to any hedging arrangements.

As of December 31, 2016, 71.6%, or $681.7 million (at cost) of our debt portfolio investments bore interest at fixed rates and 28.4%, or $270.5 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $5.4 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating) or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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
We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of December 31, 2016, we had non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.64%.
Related Party Transactions
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. "Making available significant managerial assistance" refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the years ended December 31, 2016 and 2015, we received management and other fees totaling $0.4 million from SRC Worldwide, Inc., a 100%-owned control investment, which were recognized as fee income on the Consolidated Statements of Operations. In addition, during the year ended December 31, 2016, we recognized $0.3 million as dividend income from SRC Worldwide, Inc. During the year ended December 31, 2014, we received management and other fees totaling $0.9 million from SRC Worldwide, Inc.

Contractual Obligations
As of December 31, 2016, our future fixed commitments for cash payments were as follows:

	Total	2017	2018-2019	2020-2021	2022-Future
SBA-guaranteed debentures payable	$250,000,000	$—	$22,000,000	$133,890,000	$94,110,000
Interest due on SBA-guaranteed debentures payable	51,842,434	9,702,306	18,910,596	13,782,127	9,447,405
Credit Facility borrowings	127,011,475	—	50,804,590	76,206,885	—
Interest and fees on Credit Facility(1)	15,109,083	5,116,528	9,331,103	661,452	—
Unused commitments to extend financing	66,308,345	66,308,345	—	—	—
Notes	166,750,000	—	—	—	166,750,000
Interest on Notes	70,288,360	10,630,313	21,260,625	21,260,625	17,136,797
Operating lease payments(2)	1,049,179	425,971	623,208	—	—
Total	$748,358,876	$92,183,463	$122,930,122	$245,801,089	$287,444,202

(1)
Amounts represent (i) unused credit facility fees calculated at a rate of 0.375% of the unused amount, which was $173.0 million as of December 31, 2016, (ii) interest expense calculated at a rate of 3.416% of outstanding credit facility borrowings, which were approximately $127.0 million as of December 31, 2016 and (iii) annual fees of the credit facility administrative agent.

(2)
We lease our corporate office facility under an operating lease that terminates on May 31, 2019. We believe that our existing facilities will be adequate to meet our needs through 2017, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments
In February 2017, our Board granted 347,000 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $6.7 million, which will be expensed on a straight-line basis over a four-year vesting period.
In January 2017, we invested $30.0 million in two debt securities of AM General LLC. Under the terms of the investments, the first lien debt security in the amount of $10.0 million bears interest at a rate of LIBOR plus 7.25% per annum and the second lien debt security in the amount of $20.0 million bears interest at a rate of LIBOR plus 11.75% per annum.
In January 2017, we invested $20.0 million in debt and equity securities of Native Maine Operations, Inc. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 9.0% per annum.
In February 2017, we invested $15.0 million in a debt security of REP WWEX Acquisition Parent, LLC. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 8.75%.

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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is contained under the headings "Proposal No. 1: Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2016.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is contained under the headings "Compensation Discussion and Analysis," "Executive Officer Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2016.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in Item 5 of Part II of this Annual Report, under the heading "Securities Authorized for Issuance Under our Equity Incentive Plan," and under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is contained under the headings "Certain Relationships and Related Party Transactions," "Proposal No. 1: Election of Directors" and "Corporate Governance" in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2016.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is contained under the heading "Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2016.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Triangle Capital Corporation Financial Statements:
(2) Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	F-47
Schedule of Investments in and Advances to Affiliates for the Year Ended December 31, 2016	F-48
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

10.2†
Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference).

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

10.5
Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant's Pre-Effective Amendment No. 1 on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).

10.6†
Triangle Capital Corporation Amended and Restated Executive Deferred Compensation Plan (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2016 and incorporated herein by reference).

10.7†
Triangle Capital Corporation 2012 Cash Incentive Plan (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2012 and incorporated herein by reference).

10.8†
Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2016 and incorporated herein by reference).

10.9
First Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated August 29, 2013. (Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 and incorporated herein by reference).

Number	Exhibit
10.10
Second Amendment to Office Lease Agreement between 3700 Glenwood LLC and Triangle Capital Corporation dated November 13, 2013. (Filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 and incorporated herein by reference).

10.11
Custody Agreement between the Registrant and Branch Banking and Trust Company dated June 20, 2014 (Filed as Exhibit (j)(1) to the Registrant's Registration Statement on Form N-2 filed with the Securities and Exchange Commission on October 1, 2014 and incorporated herein by reference).

10.12
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

10.13
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

10.14
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

10.15
Agreement between Brent P.W. Burgess and the Company (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2016 and incorporated herein by reference).

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
Date: February 22, 2017

TRIANGLE CAPITAL CORPORATION

By:	/s/ E. Ashton Poole
Name: E. Ashton Poole
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ E. Ashton Poole	President, Chief Executive Officer and Director(Principal Executive Officer)	February 22, 2017
E. Ashton Poole

/s/ Steven C. Lilly	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	February 22, 2017
Steven C. Lilly

/s/ C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	February 22, 2017
C. Robert Knox, Jr.

/s/ Garland S. Tucker, III	Chairman of the Board of Directors	February 22, 2017
Garland S. Tucker, III

/s/ W. McComb Dunwoody	Director	February 22, 2017
W. McComb Dunwoody

/s/ Mark M. Gambill	Director	February 22, 2017
Mark M. Gambill

/s/ Benjamin S. Goldstein	Director	February 22, 2017
Benjamin S. Goldstein

/s/ Mark F. Mulhern	Director	February 22, 2017
Mark F. Mulhern

/s/ Simon B. Rich, Jr.	Director	February 22, 2017
Simon B. Rich, Jr.

/s/ Sherwood H. Smith, Jr.	Director	February 22, 2017
Sherwood H. Smith, Jr.

Triangle Capital Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2016 and 2015, the consolidated results of its operations, changes in net assets, and its cash flows, for each of the three years in the period ended December 31, 2016, and the consolidated financial highlights for each of the five years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 22, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation
We have audited Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Triangle Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Triangle Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Capital Corporation, including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. We have also audited the accompanying consolidated financial highlights for each of the five years in the period ended December 31, 2016 and our report dated February 22, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 22, 2017

Triangle Capital Corporation
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $888,974,154 and $795,244,907 at December 31, 2016 and 2015, respectively)	$857,604,639	$774,238,518
Affiliate investments (cost of $162,539,224 and $171,486,103 at December 31, 2016 and 2015, respectively)	161,510,773	177,581,965
Control investments (cost of $45,418,113 and $40,618,113 at December 31, 2016 and 2015, respectively)	18,791,769	25,456,233
Total investments at fair value	1,037,907,181	977,276,716
Cash and cash equivalents	107,087,663	52,615,418
Interest and fees receivable	10,189,788	4,892,146
Prepaid expenses and other current assets	1,659,570	947,068
Deferred financing fees	2,699,960	3,480,444
Property and equipment, net	106,494	105,698
Total assets	$1,159,650,656	$1,039,317,490
Liabilities:
Accounts payable and accrued liabilities	$6,797,244	$7,463,514
Interest payable	3,996,940	3,714,470
Taxes payable	489,691	735,498
Deferred income taxes	2,053,701	4,988,317
Borrowings under Credit Facility	127,011,475	131,256,669
Notes	162,755,381	162,142,478
SBA-guaranteed debentures payable	245,389,966	220,648,789
Total liabilities	548,494,398	530,949,735
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 40,401,292 and 33,375,126 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	40,401	33,375
Additional paid in capital	686,835,054	549,242,439
Investment income in excess of distributions	5,884,512	16,127,141
Accumulated realized losses on investments	(24,211,594)	(25,813,329)
Net unrealized depreciation of investments	(57,392,115)	(31,221,871)
Total net assets	611,156,258	508,367,755
Total liabilities and net assets	$1,159,650,656	$1,039,317,490
Net asset value per share	$15.13	$15.23

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$73,110,821	$69,880,678	$62,519,733
Affiliate investments	13,262,066	16,812,432	11,561,939
Control investments	1,017,716	446,301	165,891
Total interest income	87,390,603	87,139,411	74,247,563
Dividend income:
Non-Control / Non-Affiliate investments	912,304	4,373,803	3,071,863
Affiliate investments	1,107,920	1,122,125	3,635,813
Control investments	300,333	79	—
Total dividend income	2,320,557	5,496,007	6,707,676
Fee and other income:
Non-Control / Non-Affiliate investments	6,735,108	9,084,933	5,644,964
Affiliate investments	1,250,757	3,359,995	1,234,208
Control investments	400,000	400,000	901,852
Total fee and other income	8,385,865	12,844,928	7,781,024
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	11,113,845	10,911,656	12,157,132
Affiliate investments	4,120,574	4,669,868	3,368,546
Control investments	—	—	12,071
Total payment-in-kind interest income	15,234,419	15,581,524	15,537,749
Interest income from cash and cash equivalent investments	348,113	224,743	237,671
Total investment income	113,679,557	121,286,613	104,511,683
Operating expenses:
Interest and other financing fees	26,720,572	26,754,001	21,180,153
Compensation expenses	23,675,809	19,009,256	17,561,819
General and administrative expenses	4,406,303	3,894,253	3,753,363
Total operating expenses	54,802,684	49,657,510	42,495,335
Net investment income	58,876,873	71,629,103	62,016,348
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(2,413,750)	9,002,793	7,396,233
Affiliate investments	4,398,798	2,314,896	7,732,820
Control investments	—	(38,807,152)	(1,497,725)
Net realized gains (losses)	1,985,048	(27,489,463)	13,631,328
Net unrealized appreciation (depreciation):
Investments	(26,017,287)	3,132,443	(45,234,198)
Foreign currency borrowings	(152,957)	2,363,214	1,071,236
Net unrealized appreciation (depreciation)	(26,170,244)	5,495,657	(44,162,962)
Net realized and unrealized losses on investments and foreign currency borrowings	(24,185,196)	(21,993,806)	(30,531,634)
Loss on extinguishment of debt	—	(1,394,017)	—
Provision for taxes	(435,245)	(384,028)	(3,122,266)
Net increase in net assets resulting from operations	$34,256,432	$47,857,252	$28,362,448
Net investment income per share — basic and diluted	$1.62	$2.16	$2.08
Net increase in net assets resulting from operations per share — basic and diluted	$0.94	$1.44	$0.95
Dividends/distributions per share:
Regular quarterly dividends/distributions	$1.89	$2.16	$2.16
Supplemental dividends/distributions	—	0.20	0.40
Total dividends/distributions	$1.89	$2.36	$2.56
Weighted average number of shares outstanding — basic and diluted	36,405,024	33,234,319	29,775,099

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation)
	Number of Shares	Par Value					Total Net Assets
Balance, January 1, 2014	27,697,483	$27,697	$409,042,893	$8,610,735	$20,665,371	$7,445,434	$445,792,130
Net investment income	—	—	—	62,016,348	—	—	62,016,348
Stock-based compensation	—	—	5,840,464	—	—	—	5,840,464
Realized gain (loss) on investments	—	—	—	—	13,631,328	(12,675,593)	955,735
Net unrealized losses on investments / foreign currency	—	—	—	—	—	(31,487,369)	(31,487,369)
Provision for taxes	—	—	—	(3,122,266)	—	—	(3,122,266)
Return of capital and other tax related adjustments	—	—	(898,637)	3,105,980	(2,207,343)	—	—
Dividends/distributions declared	123,943	124	3,017,820	(57,684,283)	(19,624,657)	—	(74,290,996)
Public offering of common stock	4,945,000	4,945	127,725,669	—	—	—	127,730,614
Issuance of restricted stock	282,630	282	(282)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(98,768)	(98)	(2,607,933)	—	—	—	(2,608,031)
Balance, December 31, 2014	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
Net investment income	—	—	—	71,629,103	—	—	71,629,103
Stock-based compensation	—	—	6,989,341	—	—	—	6,989,341
Realized gain (loss) on investments	—	—	—	—	(27,489,463)	27,062,153	(427,310)
Net unrealized losses on investments / foreign currency	—	—	—	—	—	(21,566,496)	(21,566,496)
Loss on extinguishment of debt	—	—	—	(1,394,017)	—	—	(1,394,017)
Provision for taxes	—	—	—	(384,028)	—	—	(384,028)
Return of capital and other tax related adjustments	—	—	(1,039,969)	3,585,623	(2,545,654)	—	—
Dividends/distributions declared	179,075	179	3,725,998	(70,236,054)	(8,242,911)	—	(74,752,788)
Expenses related to public offering of common stock	—	—	(54,967)	—	—	—	(54,967)
Issuance of restricted stock	360,840	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(115,077)	(115)	(2,497,597)	—	—	—	(2,497,712)
Balance, December 31, 2015	33,375,126	$33,375	$549,242,439	$16,127,141	$(25,813,329)	$(31,221,871)	$508,367,755
Net investment income	—	—	—	58,876,873	—	—	58,876,873
Stock-based compensation	—	—	10,331,464	—	—	—	10,331,464
Realized gain (loss) on investments	—	—	—	—	1,985,048	600,222	2,585,270
Net unrealized losses on investments / foreign currency	—	—	—	—	—	(26,770,466)	(26,770,466)
Provision for taxes	—	—	—	(435,245)	—	—	(435,245)
Return of capital and other tax related adjustments	—	—	(484,037)	867,350	(383,313)	—	—
Dividends/distributions declared	160,948	160	3,075,393	(69,551,607)	—	—	(66,476,054)
Public offering of common stock	6,742,362	6,742	129,119,482				129,126,224
Issuance of restricted stock	364,605	365	(365)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(241,749)	(241)	(4,449,322)	—	—	—	(4,449,563)
Balance, December 31, 2016	40,401,292	$40,401	$686,835,054	$5,884,512	$(24,211,594)	$(57,392,115)	$611,156,258

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$34,256,432	$47,857,252	$28,362,448
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(319,466,966)	(453,928,052)	(474,576,082)
Repayments received/sales of portfolio investments	236,692,865	343,268,967	222,031,703
Loan origination and other fees received	5,813,991	7,099,587	7,474,178
Net realized (gains) losses on investments	(1,985,048)	27,489,463	(13,631,328)
Net unrealized (appreciation) depreciation on investments	28,951,901	(4,757,093)	45,384,904
Net unrealized (appreciation) depreciation on foreign currency borrowings	152,957	(2,363,214)	(1,071,236)
Deferred income taxes	(2,934,616)	1,624,648	(150,707)
Payment-in-kind interest accrued, net of payments received	(5,671,705)	(2,573,814)	(4,717,739)
Amortization of deferred financing fees	2,226,066	2,162,562	1,655,923
Loss on extinguishment of debt	—	1,394,017	—
Accretion of loan origination and other fees	(4,568,399)	(6,165,489)	(3,820,516)
Accretion of loan discounts	(397,104)	(487,163)	(995,053)
Accretion of discount on SBA-guaranteed debentures payable	31,899	188,295	184,595
Depreciation expense	70,108	60,244	48,363
Stock-based compensation	10,331,464	6,989,341	5,840,464
Changes in operating assets and liabilities:
Interest and fees receivable	(5,297,642)	2,516,959	(2,153,345)
Prepaid expenses and other current assets	(712,502)	(508,207)	442,439
Accounts payable and accrued liabilities	(666,270)	318,841	(349,255)
Interest payable	282,470	349,233	347,592
Taxes payable	(245,807)	(1,770,533)	1,441,487
Net cash used in operating activities	(23,135,906)	(31,234,156)	(188,251,165)
Cash flows from investing activities:
Purchases of property and equipment	(70,904)	(57,189)	(96,591)
Net cash used in investing activities	(70,904)	(57,189)	(96,591)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	32,800,000	—	31,310,000
Repayments of SBA-guaranteed debentures payable	(7,800,000)	—	—
Borrowings under credit facility	104,901,849	215,000,000	92,469,873
Repayments of borrowings under credit facility	(109,300,000)	(144,000,000)	(40,000,000)
Proceeds from notes	—	83,372,640	—
Redemption of notes	—	(69,000,000)	—
Financing fees paid	(1,123,401)	(2,919,436)	(809,024)
Net proceeds (expenses) related to public offerings of common stock	129,126,224	(54,967)	127,730,614
Common stock withheld for taxes upon vesting of restricted stock	(4,449,563)	(2,497,712)	(2,608,031)
Cash dividends/distributions paid	(66,476,054)	(74,752,788)	(74,290,996)
Net cash provided by financing activities	77,679,055	5,147,737	133,802,436
Net increase (decrease) in cash and cash equivalents	54,472,245	(26,143,608)	(54,545,320)
Cash and cash equivalents, beginning of year	52,615,418	78,759,026	133,304,346
Cash and cash equivalents, end of year	$107,087,663	$52,615,418	$78,759,026
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,366,963	$23,021,114	$18,330,991
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$3,075,553	$3,726,177	$3,017,944
See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
ACA Holdings LLC (F/K/A My Alarm Center, LLC) (0%)*	Security Company	Preferred Units (2,000,000 units)		$2,000,000	$1,242,000
				2,000,000	1,242,000

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	13,593,292	13,593,292
		Class A Units (1,500,000 units)		901,026	3,618,000
			13,819,514	14,494,318	17,211,292

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	2,000,000
				2,000,000	2,000,000

Agilex Flavors & Fragrances, Inc. (2%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, Due 11/21)	13,168,124	13,048,983	13,048,983
		Common Units (1,250 units)		1,250,000	2,227,000
			13,168,124	14,298,983	15,275,983

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	4,266,000
				630,134	4,266,000

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,112,935	4,075,177	4,075,177
			4,112,935	4,075,177	4,075,177

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	1,767,000
				1,300,000	1,767,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Subordinated Notes (12% Cash, Due 03/21)	13,500,000	13,334,260	12,320,000
		Limited Partnership Interest		1,498,500	721,000
			13,500,000	14,832,760	13,041,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (7% Cash, 7% PIK, Due 09/19)	13,882,800	13,743,461	10,331,000
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			13,882,800	14,743,461	10,331,000

Capital Contractors, Inc. (0%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 6/20)	9,843,542	9,711,658	—
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,203,658	—

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,407,336	15,150,497	15,150,497
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,407,336	16,650,497	16,650,497

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	264,000
				119,735	264,000

Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	18,857,978	18,567,590	19,235,000
		Common Shares (1,000 shares)		1,000,000	2,220,000
			18,857,978	19,567,590	21,455,000

Community Intervention Services, Inc. (2%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (5)	18,736,265	17,717,756	14,134,000
			18,736,265	17,717,756	14,134,000

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,406,749	15,406,749
		Preferred Stock (703 shares)		554,458	835,000
		Common Stock (1,000,000 shares)		100,000	353,000
			15,505,583	16,061,207	16,594,749

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		$1,500,000	$2,076,000
				1,500,000	2,076,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	940,000
				1,000,000	940,000

Del Real, LLC (2%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,727,515	13,727,515
		Class A Units (3,000,000 units)		3,000,000	3,000,000
			14,000,000	16,727,515	16,727,515

DialogDirect, Inc. (2%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	16,126,541	16,020,226	11,994,000
			16,126,541	16,020,226	11,994,000

Dimora Brands, Inc. (F/K/A TK USA Enterprises, Inc.) (2%)*	Hardware Designer and Distributor	Subordinated Note (11% Cash, Due 10/23)	12,500,000	12,267,514	12,267,514
			12,500,000	12,267,514	12,267,514

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	21,312,500	21,047,577	21,047,577
		Senior Note (10% Cash, 2% PIK, Due 12/20)	16,929,763	16,735,793	16,735,793
			38,242,263	37,783,370	37,783,370

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/19)	7,531,330	7,474,744	7,474,744
		Series A Units (600,000 units)		600,000	739,000
			7,531,330	8,074,744	8,213,744

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,941,563	9,882,596	8,396,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	—
			9,941,563	11,847,411	8,396,000

Fresh-G Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

Flowchem Holdings LLC (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	2,552,000
				782,356	2,552,000

Fridababy Holdings, LLC (4%)*	Baby Products	Senior Notes (10% Cash, Due 10/21)	23,000,000	22,558,007	22,558,007
		Class B Units (4,500 units)		273,401	273,401
			23,000,000	22,831,408	22,831,408

FrontStream Holdings, LLC (2%)*	Payment and Donation Management Product Service Provider	Subordinated Note (12.5% Cash, Due 12/20)	13,375,000	13,254,632	12,643,000
		Series C-2 Preferred Shares (500 shares)		500,000	435,000
			13,375,000	13,754,632	13,078,000

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,418,332	6,771,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,168,332	6,771,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,675,353	13,675,353	13,675,353
			13,675,353	13,675,353	13,675,353

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	23,131,473	22,812,032	22,812,032
			23,131,473	22,812,032	22,812,032

Halo Branded Solutions, Inc. (2%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	10,410,398	10,190,992	10,190,992
		Class A1 Units (2,600 units)		2,600,000	3,308,000
			10,410,398	12,790,992	13,498,992

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		835,283	1,231,000
				835,283	1,231,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	$26,131,706	$25,854,767	$25,854,767
			26,131,706	25,854,767	25,854,767

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,435,556	7,435,556
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,088,123	7,946,278	7,946,278
		Subordinated Notes (14% PIK, Due 10/22)	5,743,159	5,688,352	5,688,352
		Class A Units (1,289 units)		1,751,483	1,929,000
			21,331,282	22,821,669	22,999,186

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,527,000
				853,500	1,527,000

IPS Structural Adhesives Holdings, Inc. (2%)*	Specialty Adhesives and Plumbing Products Manufacturer	Second Lien Term Note (10.5% Cash, Due 12/24)	15,000,000	14,700,000	14,700,000
			15,000,000	14,700,000	14,700,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,668,623	27,135,218	27,135,218
			27,668,623	27,135,218	27,135,218

K-Square Restaurant Partners, LP (F/K/A The Krystal Company) (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,830,000
				638,260	3,830,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (7.8% Cash, Due 12/21)	18,612,633	18,412,633	18,412,633
		Common Stock (2,000 shares)		2,000,000	2,000,000
			18,612,633	20,412,633	20,412,633

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,533,934	5,055,000
		Membership Units (1,216,204 units)		1,176,957	260,000
			6,545,455	7,710,891	5,315,000

MIC Holding LLC (F/K/A Magpul Industries Corp.) (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,012,000
		Common Units (30,000 units)		30,000	8,837,000
				1,500,000	11,849,000

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	24,435,074	24,342,230	24,342,230
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,875,000
			24,435,074	26,361,923	26,217,230

Motor Vehicle Software Corporation (3%)*	Provider of EVR Services	Subordinated Note (10% Cash, 0.5% PIK, Due 03/21)	20,245,100	19,917,945	19,917,945
		Class A Units (1,000,000 units)		1,076,210	1,372,000
			20,245,100	20,994,155	21,289,945

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		1,093,312	1,520,000
				1,093,312	1,520,000

Nomacorc, LLC (3%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	20,875,890	20,572,926	16,597,000
		Limited Partnership Interest		2,150,637	—
			20,875,890	22,723,563	16,597,000

Orchid Underwriters Agency, LLC (4%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	21,409,670	21,125,036	21,125,036
		Class A Preferred Units (15,000 units)		1,500,000	1,972,000
		Class A Common Units (15,000 units)		—	1,624,000
			21,409,670	22,625,036	24,721,036

PowerDirect Marketing, LLC (0%)*	Marketing Services	Senior Note (13% Cash, 2% PIK, Due 06/17)(6)	8,573,531	5,077,482	850,000
		Common Unit Purchase Warrants		590,200	—
			8,573,531	5,667,682	850,000

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (9.5% Cash, Due 11/24)	15,000,000	14,775,000	14,775,000
			15,000,000	14,775,000	14,775,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		$111,000	$111,000
				111,000	111,000

Rotolo Consultants, Inc. (1%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	$6,904,210	6,792,686	6,792,686
		Series A Preferred Units (39 units)		3,654,253	1,671,000
			6,904,210	10,446,939	8,463,686

SCA Pharmaceuticals, LLC (0%)*	Provider of Pharmaceutical Products	Subordinated Note (10% Cash, Due 12/20)	3,000,000	2,700,000	2,700,000
			3,000,000	2,700,000	2,700,000

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (9.5% Cash, Due 12/21)	25,008,000	24,507,840	24,507,840
		Common Stock (27,112 shares)		742,000	742,000
			25,008,000	25,249,840	25,249,840

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,341,283	21,910,129	21,910,129
		Class A Units (3,000 units)		3,000,000	3,000,000
			22,341,283	24,910,129	24,910,129

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,922,865	2,019,000
				1,922,865	2,019,000

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,042	15,966,524	12,524,143
		Class C Partnership Units (2,000,000 units)		1,937,421	2,813,000
			16,110,042	17,903,945	15,337,143

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,737,451	10,606,430	10,606,430
		Limited Partnership Interest		925,000	1,310,000
			10,737,451	11,531,430	11,916,430

TCFI Merlin LLC (2%)*	Specialty Staffing Service Provider	Senior Notes (10% Cash, 1% PIK, Due 09/19)	13,396,027	13,212,935	13,212,935
		Limited Partnership Units (500,500 units)		500,000	578,000
			13,396,027	13,712,935	13,790,935

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,840,320	14,656,890	14,656,890
		Class A Units (1,400,000 units)		1,400,000	2,663,000
			14,840,320	16,056,890	17,319,890

Trademark Global LLC (3%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,584,165	14,584,165
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	—
			14,800,000	16,084,165	16,084,165

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,126,055	9,919,675	9,919,675
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	8,970,540	8,784,798	8,562,599
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,077,000
			19,096,595	20,704,473	20,559,274

United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	12,758,807	12,686,184	12,686,184
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A Common Units (177,935 units)		1,999,989	1,767,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	361,000
			12,758,807	15,661,614	14,951,184

Vantage Mobility International, LLC (5%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.2% Cash, Due 09/21)	29,350,000	28,785,893	28,785,893
		Class A Units (1,750,000 units)		1,750,000	1,750,000
			29,350,000	30,535,893	30,535,893

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Water Pik, Inc. (5%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$31,150,970	$30,769,847	$30,769,847
			31,150,970	30,769,847	30,769,847

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,605,040	13,605,040
		Class A Units (2,000 units)		1,954,144	1,954,000
			13,822,500	15,559,184	15,559,040

Women's Marketing, Inc. (2%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	16,868,045	16,141,439	11,093,000
		Class A Common Units (16,300 units)		1,630,000	—
			16,868,045	17,771,439	11,093,000

WSO Holdings, LP (1%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	3,576,000
				3,000,000	3,576,000

YummyEarth Inc. (3%)*	Organic Candy Manufacturer	Senior Notes (9.5% Cash, Due 08/20)	22,000,000	21,565,471	19,564,000
		Limited Partnership Interest		3,496,500	—
			22,000,000	25,061,971	19,564,000

Subtotal Non–Control / Non–Affiliate Investments			825,243,841	888,974,154	857,604,639

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,433,333	6,249,220	6,249,220
		Units (318,977 units)		793,331	754,000
			6,433,333	7,042,551	7,003,220

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 03/18)	11,670,709	11,670,709	11,670,709
		Common Stock (84 shares)		502,320	2,155,000
			11,670,709	12,173,029	13,825,709

Consolidated Lumber Company LLC (1%)*	Lumber Yard Operator	Subordinated Note (10% Cash, 2% PIK, Due 09/20)	4,193,848	4,121,389	4,278,000
		Class A Units (15,000 units)		1,500,000	2,481,000
			4,193,848	5,621,389	6,759,000

DPII Holdings, LLC (0%)*	Satellite Communication Business	Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 01/18)(6)	3,744,708	3,227,000	2,356,000
		Tranche III Subordinated Note (19% PIK, Due 01/18)(6)	2,408,752	2,148,462	—
		Class A Membership Interest (17,308 units)		1,107,692	—
			6,153,460	6,483,154	2,356,000

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	645,000
		Class B Interest (48,427 units)		—	101,000
		Class C Interest (3,746 units)		—	—
				292,000	746,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,997,644	9,940,684	9,940,684
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,997,644	16,540,684	16,768,398

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC) (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	397,000
		Common B Units (3,000 units)		23,140	2,110,000
		Common A Units (1,652 units)		14,993	1,162,000
				250,000	3,669,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (8%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,105,315	$22,751,190	$22,751,190
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,705,830	4,595,921	4,595,921
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,002,586	1,972,727	1,972,727
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	9,412,000
		Common Stock (1,668,691 shares)		333,738	9,779,000
			29,813,731	37,275,224	48,510,838

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)	29,647,359	29,148,152	21,960,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			29,647,359	35,654,767	21,960,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (455,000 units)		9,100,000	9,100,000
				9,100,000	9,100,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 09/17)	11,837,622	11,837,622	11,837,622
		Common Units (50 units)		500,000	—
			11,837,622	12,337,622	11,837,622

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,674,276	9,521,986	9,521,986
		Preferred Units (1,685,357 units)		1,556,069	1,270,000
			9,674,276	11,078,055	10,791,986

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation) (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	257,000
		Common Shares (100,000 shares)		1,000,000	301,000
				1,205,748	558,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	817,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	817,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	6,808,000
				—	6,808,000

Subtotal Affiliate Investments			119,421,982	162,539,224	161,510,773

Control Investments:
CRS Reprocessing, LLC (1%)*	Fluid Reprocessing Services	Senior Notes (4.3% Cash, Due 06/17)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (8% Cash, Due 06/17)	11,192,464	11,192,464	6,182,000
		Series F Preferred Units (705,321 units)		9,134,807	—
		Common Units (15,174 units)		—	—
			14,135,233	23,270,040	9,124,769

DCWV Acquisition Corporation (0%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 12/19)(6)	291,875	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 12/19)(6)	8,090,699	6,178,633	1,389,000
		Jr. Subordinated Note (15% PIK, Due 12/19)(6)	2,440,829	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			10,823,403	9,628,633	1,639,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 1/17)(6)	$648,527	$375,000	$—
		Subordinated Note (8.5% Cash, Due 1/17)(6)	4,900,843	3,000,000	—
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,549,370	4,491,440	—

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	8,028,000
				8,028,000	8,028,000

Subtotal Control Investments			30,508,006	45,418,113	18,791,769

Total Investments, December 31, 2016 (170%)*			$975,173,829	$1,096,931,491	$1,037,907,181

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 2.5% of total investments at fair value as of December 31, 2016. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

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

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 1.9% of total investments at fair value as of December 31, 2015. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

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
Triangle Capital Corporation was incorporated on October 10, 2006 for the purposes of acquiring 100% of the equity interest in Triangle Mezzanine Fund LLLP (“Triangle SBIC”) and its general partner, Triangle Mezzanine LLC, raising capital in an initial public offering, which was completed in February 2007 (the “IPO”) and thereafter operating as an internally managed Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On December 15, 2009, Triangle Mezzanine Fund II, LP (“Triangle SBIC II”) was organized as a limited partnership under the laws of the State of Delaware. On March, 26, 2012, Triangle Mezzanine Fund III, LP (“Triangle SBIC III”) was organized as a limited partnership under the laws of the State of Delaware. Unless otherwise noted, the terms “its” or “the Company” refer to Triangle SBIC prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including Triangle SBIC, Triangle SBIC II and Triangle SBIC III, after the IPO.
Triangle SBIC, Triangle SBIC II and Triangle SBIC III are specialty finance limited partnerships formed to make investments primarily in lower middle market companies located throughout the United States. On September 11, 2003, Triangle SBIC was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Triangle SBIC II obtained its license to operate as an SBIC and on January 6, 2017, Triangle SBIC III obtained its license to operate as an SBIC. As SBICs, Triangle SBIC, Triangle SBIC II and Triangle SBIC III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.
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
Basis of Presentation
The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries, including Triangle SBIC, Triangle SBIC II and Triangle SBIC III. The effects of all intercompany transactions between Triangle Capital Corporation and its subsidiaries have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statements of Operations.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All financial data and information included in these financial statements have been presented on the basis described above.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Reclassifications
Certain reclassifications have been made in the financial highlights for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 in order to conform to current presentation. The Company had historically presented the ratio of total expenses to average net assets exclusive of loss on extinguishment of debt. Beginning in 2015, this ratio is presented including loss on extinguishment of debt.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2014	15	25%
June 30, 2014	15	31%
September 30, 2014	18	29%
December 31, 2014	16	24%
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s significant debt and equity securities at December 31, 2016 and December 31, 2015 are summarized as follows:

December 31, 2016:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$646,856,367	Income Approach	Required Rate of Return	9.5% – 35.0%	13.8%
			Leverage Ratio	0.1x – 9.5x	4.8x
			Adjusted EBITDA	$2.6 million – $169.8 million	$27.9 million
Subordinated debt and 2nd lien notes	19,790,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.0x – 6.7x	5.8x
			Adjusted EBITDA	$0.6 million – $4.9 million	$2.1 million
			Revenue Multiple	0.8x – 0.8x	0.8x
			Revenues	$98.0 million – $98.0 million	$98.0 million
Senior debt and 1st lien notes	190,793,157	Income Approach	Required Rate of Return	4.3% – 20.0%	11.0%
			Leverage Ratio	0.0x – 8.3x	3.2x
			Adjusted EBITDA	$4.0 million – $14.1 million	$9.3 million
Equity shares and warrants	152,435,657	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 14.9x	7.4x
			Adjusted EBITDA	($1.4 million) – $82.1 million	$15.0 million
			Revenue Multiple	0.8x – 4.0x	1.4x
			Revenues	$19.0 million – $98.0 million	$61.7 million

(1)
Certain subordinated debt investments with a total fair value of $23,513,000 and certain equity securities with a total fair value of $3,669,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price. One senior debt investment with a total fair value of $850,000 is expected to be repaid subsequent to the end of the reporting period and was valued at its expected settlement value.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company, has greater than 50.0% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

which the Company has invested if it owns at least 5.0% but no more than 25.0% of the voting securities of such company.
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
Investment Income
Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes, until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date. The Company had dividend income of approximately $2.3 million during the year ended December 31, 2016, consisting of dividend income of approximately $3.6 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, the Company received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain a payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Fee income for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31
	2016	2015	2014
Recurring Fee Income:
Amortization of loan origination fees	$2,161,711	$2,061,004	$1,966,101
Management, valuation and other fees	1,024,213	895,677	773,750
Total Recurring Fee Income	3,185,924	2,956,681	2,739,851
Non-Recurring Fee Income:
Prepayment fees	1,903,251	4,344,705	1,694,570
Acceleration of unamortized loan origination fees	2,406,688	4,104,485	1,854,415
Advisory and structuring fees	200,000	578,162	500,000
Loan amendment fees	277,396	469,357	804,240
Other fees	412,606	391,538	187,948
Total Non-Recurring Fee Income	5,199,941	9,888,247	5,041,173
Total Fee Income	$8,385,865	$12,844,928	$7,781,024
Compensation Expenses
Compensation expenses include salaries, discretionary compensation, equity-based compensation and benefits.
General and Administrative Expenses
General and administrative expenses include administrative costs, facilities costs, insurance, legal and accounting expenses and other costs related to operating as a publicly-traded company.
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
The company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

requirement that at least 90% of the RIC’s gross income for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations.
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both December 31, 2016 and 2015, there were no individual investments representing, greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2016 and December 31, 2015, the Company’s largest single portfolio company investment represented approximately 4.7% and 4.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of December 31, 2016, $771.9 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility (the “Credit Facility”) and $387.8 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million.
On July 26, 2016, the Company filed a prospectus supplement pursuant to which 6,250,000 shares of common stock were offered for sale at a price to the public of $19.90 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 937,500 shares of our common stock at the same public offering price. Pursuant to this offering, 6,742,362 shares (including 492,362 shares of the overallotment option shares) were sold and delivered resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $129.1 million.
Investments Denominated in Foreign Currency
As of December 31, 2016, the Company held investments in two portfolio companies that were denominated in Canadian dollars and as of December 31, 2015, the Company held an investment in one portfolio company that was denominated in Canadian dollars.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2016:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	DRIP	Total
February 24, 2014	March 12, 2014	March 26, 2014	$0.54	$14,499,000	$554,000	$15,053,000
February 12, 2014	March 5, 2014	March 26, 2014	0.15	4,029,000	153,000	4,182,000
May 14, 2014	June 11, 2014	June 25, 2014	0.54	14,535,000	538,000	15,073,000
February 12, 2014	May 28, 2014	June 25, 2014	0.15	4,006,000	181,000	4,187,000
August 27, 2014	September 10, 2014	September 24, 2014	0.54	17,120,000	634,000	17,754,000
August 27, 2014	September 10, 2014	September 24, 2014	0.05	1,586,000	59,000	1,645,000
November 26, 2014	December 10, 2014	December 24, 2014	0.54	16,947,000	823,000	17,770,000
November 26, 2014	December 10, 2014	December 24, 2014	0.05	1,569,000	76,000	1,645,000
Total 2014 dividends and distributions			$2.56	$74,291,000	$3,018,000	$77,309,000
February 25, 2015	March 11, 2015	March 25, 2015	$0.54	$17,163,000	$760,000	$17,923,000
February 25, 2015	March 11, 2015	March 25, 2015	0.05	1,589,000	70,000	1,659,000
May 27, 2015	June 10, 2015	June 24, 2015	0.54	17,156,000	792,000	17,948,000
May 27, 2015	June 10, 2015	June 24, 2015	0.05	1,588,000	73,000	1,661,000
August 26, 2015	September 9, 2015	September 23, 2015	0.54	17,067,000	898,000	17,965,000
August 26, 2015	September 9, 2015	September 23, 2015	0.05	1,580,000	83,000	1,663,000
November 25, 2015	December 9, 2015	December 23, 2015	0.54	17,033,000	961,000	17,994,000
November 25, 2015	December 9, 2015	December 23, 2015	0.05	1,577,000	89,000	1,666,000
Total 2015 dividends and distributions			$2.36	$74,753,000	$3,726,000	$78,479,000
February 24, 2016	March 9, 2016	March 23, 2016	$0.54	$17,264,000	$844,000	$18,108,000
May 4, 2016	June 8, 2016	June 22, 2016	0.45	14,369,000	746,000	15,115,000
August 24, 2016	September 7, 2016	September 21, 2016	0.45	17,430,000	736,000	18,166,000
November 23, 2016	December 7, 2016	December 21, 2016	0.45	17,413,000	750,000	18,163,000
Total 2016 dividends and distributions			$1.89	$66,476,000	$3,076,000	$69,552,000

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
2. Investments
Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%
December 31, 2015:
Subordinated debt and 2nd lien notes	$739,416,002	73%	$699,125,083	72%
Senior debt and 1st lien notes	134,489,956	13	132,929,264	14
Equity shares	127,464,548	13	141,555,369	14
Equity warrants	5,978,617	1	3,667,000	—
	$1,007,349,123	100%	$977,276,716	100%
During the year ended December 31, 2016, the Company made sixteen new investments, including recapitalizations of existing portfolio companies, totaling approximately $274.1 million, additional debt investments in eleven existing portfolio companies of approximately $37.8 million and additional equity investments in ten existing portfolio companies totaling approximately $7.5 million. During the year ended December 31, 2015, the Company made twenty-three new investments, including recapitalizations of existing portfolio companies, totaling approximately $361.2 million, additional debt investments in ten existing portfolio companies of approximately $84.2 million and additional equity investments in eleven existing portfolio companies totaling approximately $8.6 million. During the year ended December 31, 2014, the Company made twenty-eight new investments, including recapitalizations of existing portfolio companies, totaling approximately $429.7 million, additional debt investments in eleven existing portfolio companies of approximately $37.6 million and additional equity investments in six existing portfolio companies totaling approximately $7.3 million.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of December 31, 2016 and December 31, 2015, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$690,159,367	$690,159,367
Senior debt and 1st lien notes	—	—	191,643,157	191,643,157
Equity shares	—	—	154,216,657	154,216,657
Equity warrants	—	—	1,888,000	1,888,000
	$—	$—	$1,037,907,181	$1,037,907,181

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$699,125,083	$699,125,083
Senior debt and 1st lien notes	—	—	132,929,264	132,929,264
Equity shares	—	—	141,555,369	141,555,369
Equity warrants	—	—	3,667,000	3,667,000
	$—	$—	$977,276,716	$977,276,716
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

Year Ended December 31, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	220,825,664	71,620,633	26,370,669	650,000	319,466,966
Investment reclass	4,020,247	(4,020,247)	—	—	—
Proceeds from sales of investments	—	—	(28,340,004)	(5,742,355)	(34,082,359)
Loan origination fees received	(4,613,831)	(1,200,160)	—	—	(5,813,991)
Principal repayments received	(194,883,407)	(7,727,099)	—	—	(202,610,506)
PIK interest earned	13,784,921	1,449,498	—	—	15,234,419
PIK interest payments received	(9,326,564)	(236,150)	—	—	(9,562,714)
Accretion of loan discounts	193,801	203,303	—	—	397,104
Accretion of deferred loan origination revenue	4,012,181	556,218	—	—	4,568,399
Realized gain (loss)	(14,752,679)	(1,560,322)	15,029,594	3,268,455	1,985,048
Unrealized gain (loss)	(28,226,049)	(371,781)	(398,971)	44,900	(28,951,901)
Fair value, end of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

Year Ended December 31, 2015:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$660,377,024	$115,252,247	$103,132,851	$8,461,000	$887,223,122
New investments	340,931,692	68,863,789	42,880,571	1,252,000	453,928,052
Investment reclass	(8,707,740)	—	8,707,740	—	—
Proceeds from sales of investments	—	—	(14,016,839)	(7,477,411)	(21,494,250)
Loan origination fees received	(5,849,587)	(1,250,000)	—	—	(7,099,587)
Principal repayments received	(272,219,727)	(49,554,990)	—	—	(321,774,717)
PIK interest earned	13,819,538	1,761,986	—	—	15,581,524
PIK interest payments received	(9,337,978)	(3,669,732)	—	—	(13,007,710)
Accretion of loan discounts	451,652	35,511	—	—	487,163
Accretion of deferred loan origination revenue	5,321,198	844,291	—	—	6,165,489
Realized gain (loss)	(28,793,224)	804,802	(2,491,600)	2,990,559	(27,489,463)
Unrealized gain (loss)	3,132,235	(158,640)	3,342,646	(1,559,148)	4,757,093
Fair value, end of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $31.0 million during the year ended December 31, 2016 were related to portfolio company investments that were still held by the Company as of December 31, 2016. Pre-tax net unrealized gains on investments of $16.1 million during the year ended December 31, 2015 were related to portfolio company investments that were still held by the Company as of December 31, 2015.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the year ended December 31, 2016, the Company made investments of approximately $310.2 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the year ended December 31, 2016, the Company made investments of $9.2 million in companies to which it was previously committed to provide the financial support. During the year ended December 31, 2015, the Company made investments of approximately $446.6 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the year ended December 31, 2015, the Company made investments of $7.3 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

3. Borrowings
The Company had the following borrowings outstanding as of December 31, 2016 and December 31, 2015:

Issuance/Pooling Date	Maturity Date	Interest Rate as of December 31, 2016	December 31, 2016	December 31, 2015
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 21, 2016	September 1, 2026	2.723%	32,800,000	—
September 14, 2010 (LMI Debenture)	March 1, 2016	NA	—	7,768,101
Less: Deferred financing fees			(4,610,034)	(4,319,312)
Total SBA-Guaranteed Debentures			$245,389,966	$220,648,789
Credit Facility:
May 4, 2015	May 3, 2020	3.416%	$127,011,475	$131,256,669
Total Credit Facility			$127,011,475	$131,256,669
Notes:
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(3,994,619)	(4,607,522)
Total Notes			$162,755,381	$162,142,478
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
Under the Small Business Investment Act of 1958, as amended, and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures and SBA-guaranteed LMI debentures (collectively, SBA-guaranteed debentures) up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of December 31, 2016, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of December 31, 2016, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued the maximum $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. The weighted average interest rates for all SBA-guaranteed debentures as of December 31, 2016 and December 31, 2015 were 3.90% and 4.02%, respectively. As of both December 31, 2016 and December 31, 2015, all SBA-guaranteed debentures were pooled.

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
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2016 and December 31, 2015, the carrying amounts of SBA-guaranteed debentures were approximately $245.4 million and $220.6 million, respectively. As of December 31, 2016 and December 31, 2015, the fair values of the SBA-guaranteed debentures were approximately $264.9 million and $230.2 million, respectively.
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
Borrowings under the Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or, after one year, 1.50% if the Company receives an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or, after one year, 2.50% if the Company receives an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or, after one year, 2.50% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. The Company pays a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments. These commitment fees are included in interest and other financing fees on the Company's Consolidated Statements of Operations. Borrowings under the Credit Facility are limited to a borrowing base, which includes certain cash and a portion of eligible debt investments.
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
As of December 31, 2016, the Company had United States dollar borrowings of $105.7 million outstanding under the Credit Facility with an interest rate of 3.37% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.3 million in United States dollars) outstanding under the Credit Facility with

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

a weighted average interest rate of 3.64%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the credit facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2015, the Company had United States dollar borrowings of $119.0 million outstanding under the Credit Facility with an interest rate of 3.00% and non-United States dollar borrowings denominated in Canadian dollars of $17.0 million ($12.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.59%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2016, and December 31, 2015, the fair values of the borrowings outstanding under the Credit Facility were $127.0 million and $131.3 million, respectively.
As with the Prior Facility, the Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of December 31, 2016, the Company was in compliance with all covenants of the Credit Facility.
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
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes"), and in November 2012, issued $10.5 million of the December 2022 Notes. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. The net proceeds to the Company from the sale of the December 2022 Notes, after underwriting discounts and offering expenses, were approximately $77.8 million. As of December 31, 2016 and December 31, 2015, the carrying amounts of the December 2022 Notes were $78.7 and $78.4, respectively. As of December 31, 2016 and December 31, 2015, the fair values of the December 2022 Notes were $81.9 million and $80.2 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of December 31, 2016 and December 31, 2015, the carrying amounts of the March 2022 Notes were $84.1 million and $83.7 million, respectively. As of December 31,

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

2016 and December 31, 2015, the fair value of the March 2022 Notes was $87.7 million and $88.0 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and related supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the SEC, (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. As of December 31, 2016 and 2015, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
4. Income Taxes
The Company has elected to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its qualification as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2016, 2015 and 2014 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
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
Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

years ended December 31, 2016, 2015 and 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

	December 31,
	2016	2015	2014
Additional paid in capital	$(484,037)	$(1,039,969)	$(898,637)
Investment income in excess of distributions	$867,350	$3,585,623	$3,105,980
Accumulated realized gains on investments	$(383,313)	$(2,545,654)	$(2,207,343)
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2013-2016), and has concluded that the provision for uncertain tax positions in the Company's financial statements is necessary.
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
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
Ordinary income	$68,239,124	$68,413,242	$55,169,255
Distributions of long-term capital gains	—	8,242,911	20,453,065
Distributions on a tax basis	$68,239,124	$76,656,153	$75,622,320

Under Section 852(b)(3)(C) of the Code, the Company hereby designates the above distributions of long-term capital gains as capital gain dividends for the fiscal years ended December 31, 2015 and 2014. The Company did not designate long-term capital gains for the fiscal year ended December 31, 2016.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, the Company will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. For the year ended December 31, 2016, December 31, 2015 and December 31, 2014 the Company did not elect to designate retained net capital gains as deemed distributions.
At December 31, 2016, 2015 and 2014, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
	2016	2015	2014
Undistributed net investment income	13,510,440	$19,826,302	$16,652,596
Accumulated capital gains (losses)	(37,164,237)	(30,555,004)	8,542,229
Other permanent differences relating to the Company's formation	1,975,543	1,975,543	1,975,543
Other temporary differences	(4,816,603)	(3,695,494)	(1,603,918)
Unrealized appreciation (depreciation)	(49,224,340)	(28,459,406)	(36,892,765)
Components of distributable earnings at year end	$(75,719,197)	$(40,908,059)	$(11,326,315)

Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. Capital losses realized under current law will carry forward retaining their classification as long-term or short-term losses. As of December 31, 2016, the Company had $37.2 million of long-term capital losses which will not expire.
For federal income tax purposes, the cost of investments owned at December 31, 2016 and 2015 was approximately $1,102.3 million and $1,010.6 million, respectively.
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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The following table presents information with respect to the Plan for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	778,116	$24.10	662,965	$25.87	592,173	$23.80
Shares granted during the period	364,605	$17.56	360,840	$21.82	282,630	$26.09
Shares vested during the period	(511,099)	$22.98	(245,689)	$24.31	(211,838)	$21.78
Unvested shares, end of period	631,622	$21.23	778,116	$24.10	662,965	$25.87
In the year ended December 31, 2016, the Company recognized equity-based compensation expense of approximately $10.3 million, $2.7 million of which related to the accelerated vesting of outstanding shares of restricted stock of the Company's former Chief Executive Officer, Garland S. Tucker III, who retired from his officer positions in February 2016, and $1.4 million related to the accelerated vesting of outstanding shares of restricted stock of Brent P.W. Burgess, the Company's former Chief Investment Officer, who resigned from his position in October 2016. In the years ended December 31, 2015 and 2014, the Company recognized equity-based compensation expense of approximately $7.0 million and $5.8 million, respectively. This expense is included in compensation expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2016, there was approximately $8.7 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 1.8 years.
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
6. Transactions with Controlled Companies
During each of the years ended December 31, 2016 and 2015, the Company received management and other fees from SRC Worldwide, Inc., a 100%-owned portfolio company, totaling $0.4 million. These fees were recognized as fee income in the Company's Consolidated Statements of Operations. In addition, during the year ended December 31, 2016, the Company recognized $0.3 million as dividend income from SRC Worldwide, Inc. During the year ended December 31, 2014 , the Company received management and other fees from SRC Worldwide, Inc. totaling $0.9 million.

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of commitments to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of December 31, 2016 and December 31, 2015 were as follows:

Portfolio Company	Investment Type	December 31, 2016	December 31, 2015
DPII Holdings, LLC	Guaranty	$576,925	$—
DLC Acquisition, LLC	Revolver	3,000,000	3,000,000
Frank Entertainment Group, LLC	Equity Investment	—	200,000
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	—
HKW Capital Partners IV, L.P.	Private Equity	530,032	856,874
Lakeview Health Acquisition Company	Revolver	1,387,367	—
Nautic Partners VII, LP	Private Equity	642,172	1,113,275
Nomacorc, LLC	Equity Investment	849,362	732,788
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	8,400,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	5,000,000	5,000,000
SCA Pharmaceuticals, LLC	Delayed Draw Term Loan	12,000,000	—
SCUF Gaming, Inc.	Revolver	3,500,000	—
Smile Brands, Inc.	Equity Investment	1,000,000	—
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	—
SPC Partners V, LP	Private Equity	522,881	1,213,477
SPC Partners VI, LP	Private Equity	3,000,000	—
Team Waste, LLC	Equity Investment	900,000	4,500,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Delayed Draw Term Loan	1,500,000	—
YummyEarth Inc.	Revolver	—	4,000,000
Total Unused Commitments		$66,885,270	$31,016,414

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

The Company’s headquarters is leased under an agreement that expires on May 31, 2019. Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $417,000, $407,000 and $398,000, respectively, and the rent commitments as of December 31, 2016 are as follows:

Year ending December 31,	Rent Commitment
2017	$425,971
2018	435,571
2019	187,637
Total	$1,049,179

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

8. Summarized Financial Information of Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in CRS Reprocessing, LLC ("CRS"), a majority-owned portfolio company that is considered a significant subsidiary under the guidance in Regulation S-X, but is not consolidated in the Company’s consolidated financial statements. Below is summarized financial information as of December 31, 2016 and December 31, 2015 and for the three years in the period then ended (dollars in thousands):

	As of December 31,
	2016	2015
Current assets	$5,127	$7,357
Noncurrent assets	$14,712	$18,848
Total assets	$19,839	$26,205
Current liabilities	$46,723	$34,332
Total liabilities	$48,103	$44,594

	Years Ended December 31,
	2016	2015	2014
Revenues	$13,851	$14,998	$22,753
Cost of revenues	$12,976	$15,217	$18,165
Gross profit (loss)	$875	$(219)	$4,588
Net loss	$(12,845)	$(11,658)	$(22,856)

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

9. Financial Highlights

	Year Ended December 31,
	2016	2015	2014	2013	2012
Per share data:
Net asset value at beginning of period	$15.23	$16.11	$16.10	$15.30	$14.68
Net investment income(1)	1.62	2.16	2.08	2.23	2.16
Net realized gain (loss) on investments(1)	0.05	(0.83)	0.46	0.67	0.25
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	(0.72)	0.17	(1.48)	0.08	(0.11)
Total increase from investment operations(1)	0.95	1.50	1.06	2.98	2.30
Dividends paid to stockholders from net investment income	(1.89)	(2.11)	(1.88)	(2.14)	(2.02)
Dividends paid to stockholders from realized gains	—	(0.25)	(0.68)	(0.02)	—
Total dividends paid	(1.89)	(2.36)	(2.56)	(2.16)	(2.02)
Taxes paid on deemed distribution of long-term capital gains	—	—	—	—	(0.09)
Common stock offerings	0.72	—	1.49	—	0.54
Stock-based compensation(1)	0.09	0.01	—	(0.03)	(0.08)
Shares issued pursuant to Dividend Reinvestment Plan	0.04	0.03	0.04	0.04	0.05
Loss on extinguishment of debt(1)	—	(0.04)	—	(0.01)	(0.03)
Provision for taxes(1)	(0.01)	(0.01)	(0.10)	(0.02)	(0.02)
Other(2)	—	(0.01)	0.08	—	(0.03)
Net asset value at end of period	$15.13	$15.23	$16.11	$16.10	$15.30
Market value at end of period(3)	$18.34	$19.11	$20.29	$27.65	$25.49
Shares outstanding at end of period	40,401,292	33,375,126	32,950,288	27,697,483	27,284,798
Net assets at end of period	$611,156,258	$508,367,755	$530,826,629	$445,792,130	$417,335,244
Average net assets	$556,549,060	$524,579,829	$482,679,489	$434,926,009	$406,869,811
Ratio of total operating expenses, including loss on extinguishment of debt and provision for taxes, to average net assets	9.93%	9.81%	9.45%	9.30%	8.38%
Ratio of net investment income to average net assets	10.58%	13.65%	12.85%	14.15%	14.17%
Portfolio turnover ratio	24.61%	37.62%	29.21%	25.96%	26.65%
Total return(4)	5.86%	5.82%	(17.36)%	16.95%	43.88%
Supplemental Data:
Efficiency ratio(5)	24.70%	18.88%	20.40%	19.07%	18.03%

(1)	Weighted average basic per share data.

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

Triangle Capital Corporation
Notes to Financial Statements — (Continued)

10. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2016. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment income	$26,655,870	$28,421,860	$27,412,457	$31,189,370
Net investment income	9,598,083	16,338,913	15,831,157	17,108,720
Net increase in net assets resulting from operations	12,427,258	6,686,827	7,879,673	7,262,674
Net investment income per share	$0.29	$0.49	$0.42	$0.42
	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total investment income	$30,779,570	$27,824,904	$30,843,445	$31,838,694
Net investment income	17,769,579	16,166,185	18,517,996	19,175,343
Net increase in net assets resulting from operations	8,353,942	12,175,588	17,872,372	9,455,350
Net investment income per share	$0.54	$0.49	$0.56	$0.58
11. Subsequent Events
In February 2017, the Board granted 347,000 restricted shares of the Company’s common stock to certain employees. These restricted shares had a total grant date fair value of approximately $6.7 million, which will be expensed on a straight-line basis over a four-year vesting period.
In January 2017, the Company invested $30.0 million in two debt securities of AM General LLC. Under the terms of the investments, the first lien debt security in the amount of $10.0 million bears interest at a rate of LIBOR plus 7.25% per annum and the second lien debt security in the amount of $20.0 million bears interest at a rate of LIBOR plus 11.75% per annum.
In January 2017, the Company invested $20.0 million in debt and equity securities of Native Maine Operations, Inc. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 9.0% per annum.
In February 2017, the Company invested $15.0 million in a debt security of REP WWEX Acquisition Parent, LLC. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 8.75%.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Triangle Capital Corporation

We have audited the consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. We have also audited the consolidated financial highlights for each of the five years in the period ended December 31, 2016, and have issued our report thereon dated February 22, 2017 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in the Index at Item 15(a)(2) of this Form 10-K. The Schedule 12-14 is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 22, 2017

Schedule 12-14
TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year Ended December 31, 2016

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (4.3% Cash)	$—	$—	$120,067	$2,942,769	$—	$—	$2,942,769
	Split Collateral Term Loans (8% Cash)	—	(5,010,464)	897,649	6,192,464	5,000,000	5,010,464	6,182,000
	Series F Preferred Units (705,321 units)	—	(5,221,000)	—	5,221,000	—	5,221,000	—
	Common Units (15,174 units)	—	—	333	—	—		—
		—	(10,231,464)	1,018,049	14,356,233	5,000,000	10,231,464	9,124,769

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)(5)	—	—	—	250,000	—	—	250,000
	Subordinated Note (12% Cash, 3% PIK)(5)	—	(1,728,000)	—	3,117,000	—	1,728,000	1,389,000
	Jr. Subordinated Note (15% PIK)(5)	—	—	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—	—	—
	100% Common Shares	—	—	—	—	—	—	—
		—	(1,728,000)	—	3,367,000	—	1,728,000	1,639,000

Gerli & Company	Subordinated Note (13% Cash)(5)	—	(375,000)	—	375,000	—	375,000	—
	Subordinated Note (8.5% Cash)(5)	—	(437,000)	—	437,000	—	437,000	—
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—	—	—
		—	(812,000)	—	812,000	—	812,000	—

SRC, Inc.	Common Stock (5,000 shares)	—	1,307,000	700,000	6,921,000	1,307,000	200,000	8,028,000
		—	1,307,000	700,000	6,921,000	1,307,000	200,000	8,028,000

Total Control Investments		—	(11,464,464)	1,718,049	25,456,233	6,307,000	12,971,464	18,791,769

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	2,440,362	14,953,191	577,433	15,530,624	—
	Membership Units in LLC	3,118,958	(2,723,218)	—	5,024,000	3,118,958	8,142,958	—
		3,118,958	(2,723,218)	2,440,362	19,977,191	3,696,391	23,673,582	—

All Metals Holding LLC	Subordinated Note (12% Cash, 1% PIK)	—	—	—	—	6,249,220	—	6,249,220
	Units (318,977 units)	—	(39,331)	—	—	793,331	39,331	754,000
		—	(39,331)	—	—	7,042,551	39,331	7,003,220

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2016

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Value
American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 3% PIK)	$—	$—	$663,502	$7,186,235	$227,130	$7,413,365	$—
	Membership Units (8,364 units)	3,555,652	(3,251,347)	102,800	3,872,000	3,555,652	7,427,652	—
		3,555,652	(3,251,347)	766,302	11,058,235	3,782,782	14,841,017	—

CIS Secure Computing, Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	1,757,750	11,323,440	347,268	—	11,670,708
	Common Stock (84 shares)	—	1,956,000	—	199,000	1,956,000	—	2,155,000
		—	1,956,000	1,757,750	11,522,440	2,303,268	—	13,825,708

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	—	156,611	1,480,383	14,332,445	564,627	10,619,072	4,278,000
	Class A Units (15,000 units)	—	981,000	451,128	1,500,000	981,000	—	2,481,000
		—	1,137,611	1,931,511	15,832,445	1,545,627	10,619,072	6,759,000

DPII Holdings, LLC	Tranche I & II Subordinated Note (12% Cash, 4% PIK)(5)	—	(871,000)	115,147	3,558,804	5,708	1,208,511	2,356,001
	Tranche III Subordinated Note (19% PIK)(5)	—	(2,148,462)	—	—	2,148,462	2,148,462	—
	Class A Membership Interest (17,308 units)	—	(795,000)	—	795,000	—	795,000	—
		—	(3,814,462)	115,147	4,353,804	2,154,170	4,151,973	2,356,001

FCL Holding SPV, LLC	Class A Interest (24,873 units)	—	(416,000)	—	—	645,000	—	645,000
	Class B Interest (48,427 units)	—	101,000	—	—	101,000	—	101,000
	Class B Interest (3,746 units)	—	353,000	—	—	—	—	—
		—	38,000	—	—	746,000	—	746,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	—	—	1,599,606	9,592,545	605,281	257,142	9,940,684
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	—	—	324,995	4,566,904	—	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	—	—	1,660,810	—	—	1,660,810
	Class C Redeemable Preferred Units (25,846 units)	—	—	—	600,000	—	—	600,000
	Class A Common Units (43,077 units)	—	—	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—	—	—
		—	—	1,924,601	16,420,259	605,281	257,142	16,768,398

GenPref LLC	7.0% LLC Interest	30,823	6,762	—	16,400	37,585	53,985	—
		30,823	6,762	—	16,400	37,585	53,985	—

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC)	Preferred Units (233 units)	—	30,000	—	367,000	30,000	—	397,000
	Common B Units (3,000 units)	—	303,000	—	1,807,000	303,000	—	2,110,000
	Common A Units (1,652 units)	—	167,000	—	995,000	167,000	—	1,162,000
		—	500,000	—	3,169,000	500,000	—	3,669,000

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2016

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Value
NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	$—	$—	$3,368,353	$20,327,140	$2,424,050	$—	$22,751,190
	Jr. Subordinated Note (10% PIK)	—	—	462,929	4,126,030	469,891	—	4,595,921
	Jr. Subordinated Bridge Note (20% PIK)	—	—	244,654	—	1,972,727	—	1,972,727
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	887,000	—	8,525,000	887,000	—	9,412,000
	Common Stock (1,668,691 shares)	—	5,782,000	—	3,997,000	5,782,000	—	9,779,000
		—	6,669,000	4,075,936	36,975,170	11,535,668	—	48,510,838

PCX Aerostructures, LLC	Subordinated Note (10.5% Cash)	—	(6,001,060)	3,339,521	18,612,000	9,409,060	6,061,060	21,960,000
	Series A Preferred Stock (6,066 shares)	—	(1,912,668)	—	1,191,000	721,668	1,912,668	—
	Series B Preferred Stock (411 shares)	—	(410,514)	—	—	410,514	410,514	—
	Class A Common Stock (121,922 shares)	—	(3,626)	—	—	3,626	3,626	—
		—	(8,327,868)	3,339,521	19,803,000	10,544,868	8,387,868	21,960,000

Team Waste, LLC	Preferred Units (455,000 units)	—	—	36,000	5,500,000	3,600,000	—	9,100,000
		—	—	36,000	5,500,000	3,600,000	—	9,100,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	—	—	1,944,252	11,252,123	585,499	—	11,837,622
	Common Units (50 units)	—	(400,000)	—	400,000	—	400,000	—
		—	(400,000)	1,944,252	11,652,123	585,499	400,000	11,837,622

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	1,180,938	9,633,898	177,061	288,973	9,521,986
	Preferred Units (1,685,357 units)	—	(27,712)	33,000	1,427,000	—	157,000	1,270,000
		—	(27,712)	1,213,938	11,060,898	177,061	445,973	10,791,986

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation)	Common Units (1,000,000 units)	—	—	—	416,000	—	416,000	—
		—	—	—	416,000	—	416,000	—

UCS Super HoldCo LLC	Membership Units (1,000 units)	(2,000,000)	2,000,000	—	—	2,000,000	2,000,000	—
	Participation Interest	(626,437)	700,000	—	300,000	700,000	1,000,000	—
		(2,626,437)	2,700,000	—	300,000	2,700,000	3,000,000	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	505,252	—	446,000	265,000	454,000	257,000
	Common Shares (100,000 shares)	—	(599,000)	—	—	611,000	310,000	301,000
		—	(93,748)	—	446,000	876,000	764,000	558,000

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2016

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—	$—	$—
	Class B Preferred Units (11,484,867 units)	—	74,000	—	743,000	74,000	—	817,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—	—	—
		—	74,000	—	743,000	74,000	—	817,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(1,528,000)	195,997	8,336,000	—	1,528,000	6,808,000
		—	(1,528,000)	195,997	8,336,000	—	1,528,000	6,808,000

Investments not held at the end of the period		319,802	—	—	—	—	—	—

Total Affiliate Investments		$4,398,798	$(7,124,313)	$19,741,317	$177,581,965	$52,506,751	$68,577,943	$161,510,773

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

(3)
Gross additions include increase in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)
Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Non-accrual investment

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