Form 10-Q
period 2017-03-31
Triangle Capital CORP
filed 2017-05-03
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on May 3, 2017 was 47,681,397.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $948,873,881 and $888,974,154 as of March 31, 2017 and December 31, 2016, respectively)	$922,229,496	$857,604,639
Affiliate investments (cost of $199,044,196 and $162,539,224 as of March 31, 2017 and December 31, 2016, respectively)	192,981,537	161,510,773
Control investments (cost of $42,926,673 and $45,418,113 as of March 31, 2017 and December 31, 2016, respectively)	17,997,769	18,791,769
Total investments at fair value	1,133,208,802	1,037,907,181
Cash and cash equivalents	90,603,276	107,087,663
Interest, fees and other receivables	5,494,514	10,189,788
Prepaid expenses and other current assets	1,848,178	1,659,570
Deferred financing fees	3,001,250	2,699,960
Property and equipment, net	107,211	106,494
Total assets	$1,234,263,231	$1,159,650,656
Liabilities:
Accounts payable and accrued liabilities	$3,301,982	$6,797,244
Interest payable	1,559,113	3,996,940
Taxes payable	—	489,691
Deferred income taxes	570,505	2,053,701
Borrowings under credit facility	91,090,267	127,011,475
Notes	162,914,760	162,755,381
SBA-guaranteed debentures payable	245,619,315	245,389,966
Total liabilities	505,055,942	548,494,398
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 47,681,397 and 40,401,292 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	47,681	40,401
Additional paid-in capital	819,123,942	686,835,054
Investment income in excess of distributions	2,265,568	5,884,512
Accumulated realized losses	(37,530,553)	(24,211,594)
Net unrealized depreciation	(54,699,349)	(57,392,115)
Total net assets	729,207,289	611,156,258
Total liabilities and net assets	$1,234,263,231	$1,159,650,656
Net asset value per share	$15.29	$15.13

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$20,470,837	$18,182,654
Affiliate investments	3,372,135	3,384,369
Control investments	269,536	193,616
Total interest income	24,112,508	21,760,639
Dividend income:
Non-Control / Non-Affiliate investments	281,229	(1,246,760)
Affiliate investments	—	160,055
Total dividend income	281,229	(1,086,705)
Fee and other income:
Non-Control / Non-Affiliate investments	1,917,238	1,623,886
Affiliate investments	300,264	310,015
Control investments	100,000	100,000
Total fee and other income	2,317,502	2,033,901
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,639,382	2,921,604
Affiliate investments	738,466	989,213
Total payment-in-kind interest income	3,377,848	3,910,817
Interest income from cash and cash equivalents	101,683	37,218
Total investment income	30,190,770	26,655,870
Operating expenses:
Interest and other financing fees	6,910,303	6,518,570
Compensation expenses	4,250,413	9,450,493
General and administrative expenses	1,210,621	1,088,724
Total operating expenses	12,371,337	17,057,787
Net investment income	17,819,433	9,598,083
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(12,360,335)	584,787
Affiliate investments	3,532,816	1,427
Control investments	(4,491,440)	—
Net realized gains (losses)	(13,318,959)	586,214
Net unrealized appreciation (depreciation):
Investments	2,871,558	3,084,323
Foreign currency borrowings	(178,792)	(852,523)
Net unrealized appreciation (depreciation)	2,692,766	2,231,800
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	(10,626,193)	2,818,014
Tax benefit	—	11,161
Net increase in net assets resulting from operations	$7,193,240	$12,427,258
Net investment income per share—basic and diluted	$0.42	$0.29
Net increase in net assets resulting from operations per share—basic and diluted	$0.17	$0.37
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.45	$0.54
Total dividends/distributions per share	$0.45	$0.54
Weighted average shares outstanding—basic and diluted	42,743,469	33,480,346
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation(Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2015	33,375,126	$33,375	$549,242,439	$16,127,141	$(25,813,329)	$(31,221,871)	$508,367,755
Net investment income	—	—	—	9,598,083	—	—	9,598,083
Stock-based compensation	—	—	4,301,118	—	—	—	4,301,118
Realized gain (loss) on investments	—	—	—	—	586,214	(351,458)	234,756
Net unrealized gain on investments / foreign currency	—	—	—	—	—	2,583,258	2,583,258
Tax benefit	—	—	—	11,161	—	—	11,161
Dividends / distributions	42,694	42	844,036	(18,108,221)	—	—	(17,264,143)
Issuance of restricted stock	351,000	351	(351)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(192,384)	(192)	(3,483,882)	—	—	—	(3,484,074)
Balance, March 31, 2016	33,576,436	$33,576	$550,903,360	$7,628,164	$(25,227,115)	$(28,990,071)	$504,347,914

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Losses on Investments	Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2016	40,401,292	$40,401	$686,835,054	$5,884,512	$(24,211,594)	$(57,392,115)	$611,156,258
Net investment income	—	—	—	17,819,433	—	—	17,819,433
Stock-based compensation	—	—	1,453,904	—	—	—	1,453,904
Realized gain (loss) on investments	—	—	—	—	(13,318,959)	12,342,077	(976,882)
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(9,649,311)	(9,649,311)
Dividends / distributions	40,559	40	749,913	(21,438,377)	—	—	(20,688,424)
Public offering of common stock	7,000,000	7,000	132,198,931	—	—	—	132,205,931
Issuance of restricted stock	347,000	347	(347)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(107,454)	(107)	(2,113,513)	—	—	—	(2,113,620)
Balance, March 31, 2017	47,681,397	$47,681	$819,123,942	$2,265,568	$(37,530,553)	$(54,699,349)	$729,207,289

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,193,240	$12,427,258
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(161,518,093)	(11,812,331)
Repayments received/sales of portfolio investments	53,770,711	53,620,680
Loan origination and other fees received	2,638,485	274,158
Net realized (gain) loss on investments	13,318,959	(586,214)
Net unrealized appreciation on investments	(1,388,362)	(2,647,804)
Net unrealized depreciation on foreign currency borrowings	178,792	852,523
Deferred income taxes	(1,483,196)	(436,517)
Payment-in-kind interest accrued, net of payments received	(690,432)	(317,840)
Amortization of deferred financing fees	587,438	531,993
Accretion of loan origination and other fees	(1,349,409)	(1,135,001)
Accretion of loan discounts	(83,480)	(95,188)
Accretion of discount on SBA-guaranteed debentures payable	—	31,899
Depreciation expense	17,790	15,592
Stock-based compensation	1,453,904	4,301,118
Changes in operating assets and liabilities:
Interest, fees and other receivables	4,695,274	(1,891,253)
Prepaid expenses and other current assets	(188,608)	(886,837)
Accounts payable and accrued liabilities	(3,495,262)	(5,225,308)
Interest payable	(2,437,827)	(2,156,101)
Taxes payable	(489,691)	(735,498)
Net cash provided by (used in) operating activities	(89,269,767)	44,129,329
Cash flows from investing activities:
Purchases of property and equipment	(18,507)	(33,916)
Net cash used in investing activities	(18,507)	(33,916)
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	—	(7,800,000)
Borrowings under credit facility	50,000,000	30,000,000
Repayments of credit facility	(86,100,000)	(34,000,000)
Financing fees paid	(500,000)	—
Net proceeds related to public offering of common stock	132,205,931	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,113,620)	(3,484,074)
Cash dividends/distributions paid	(20,688,424)	(17,264,143)
Net cash provided by (used in) financing activities	72,803,887	(32,548,217)
Net increase (decrease) in cash and cash equivalents	(16,484,387)	11,547,196
Cash and cash equivalents, beginning of period	107,087,663	52,615,418
Cash and cash equivalents, end of period	$90,603,276	$64,162,614
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,541,314	$7,932,474
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$749,953	$844,078

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
ACA Holdings LLC (F/K/A My Alarm Center, LLC) (0%)*	Security Company	Preferred Units (2,000,000 units)		$2,000,000	$—
				2,000,000	—

Access Medical Acquisition, Inc. (2%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	13,602,148	13,602,148
		Class A Units (1,500,000 units)		901,026	3,772,000
			13,819,514	14,503,174	17,374,148

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	2,000,000
				2,000,000	2,000,000

Agilex Flavors & Fragrances, Inc. (2%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, Due 11/21)	13,168,124	13,053,417	13,053,417
		Common Units (1,250 units)		1,250,000	2,432,000
			13,168,124	14,303,417	15,485,417

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	4,364,000
				630,134	4,364,000

AM General, LLC (4%)*	Defense Manufacturing	Senior Note (8.3% Cash, Due 12/21)	9,750,000	9,606,135	9,606,135
		Second Lien Term Note (12.8% Cash, Due 06/22)	20,000,000	19,419,234	19,419,234
			29,750,000	29,025,369	29,025,369

Avantor Performance Materials Holdings, LLC (2%)*	Life Sciences and Advanced Technologies	Second Lien Term Note (9.3% Cash, Due 03/25)	14,368,421	14,218,421	14,218,421
			14,368,421	14,218,421	14,218,421

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,112,935	4,084,270	4,084,270
			4,112,935	4,084,270	4,084,270

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	1,831,000
				1,300,000	1,831,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Second Lien Term Notes (12% Cash, Due 03/21)	13,500,000	13,342,258	12,371,000
		Limited Partnership Interest		1,498,500	721,000
			13,500,000	14,840,758	13,092,000

Cafe Enterprises, Inc. (1%)*	Restaurant	Subordinated Note (7% Cash, 7% PIK, Due 09/19)	14,128,449	13,999,989	10,253,000
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			14,128,449	14,999,989	10,253,000

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2% PIK, Due 06/21)	15,484,373	15,239,007	15,239,007
		Common Stock (15,000 shares)		1,500,000	1,511,000
			15,484,373	16,739,007	16,750,007

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	597,000
				119,735	597,000

Centerfield Media Holding Company (0%)*	Digital Marketing	Common Shares (500 shares)		500,000	1,110,000
				500,000	1,110,000

Community Intervention Services, Inc. (2%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (5)	19,017,309	17,732,558	12,440,000
			19,017,309	17,732,558	12,440,000

Comverge, Inc. (2%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,422,028	15,422,028
		Preferred Stock (703 shares)		554,458	851,000
		Common Stock (1,000,000 shares)		100,000	1,350,000
			15,505,583	16,076,486	17,623,028

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		$1,500,000	$2,127,000
				1,500,000	2,127,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	889,000
				1,000,000	889,000

Del Real, LLC (2%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,735,237	13,735,237
		Class A Units (3,000,000 units)		3,000,000	3,000,000
			14,000,000	16,735,237	16,735,237

DialogDirect, Inc. (1%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)(6)	16,676,951	16,020,226	9,380,000
			16,676,951	16,020,226	9,380,000

Dimora Brands, Inc. (F/K/A TK USA Enterprises, Inc.) (2%)*	Hardware Designer and Distributor	Second Lien Term Note (11% Cash, Due 10/23)	12,500,000	12,273,646	12,273,646
			12,500,000	12,273,646	12,273,646

DLC Acquisition, LLC (5%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	22,425,000	22,183,724	22,183,724
		Senior Note (10% Cash, 2% PIK, Due 12/20)	17,014,412	16,830,451	16,830,451
			39,439,412	39,014,175	39,014,175

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (10.5% Cash, 1.5% PIK, Due 08/20)	4,611,389	4,579,161	4,579,161
		Series A Units (600,000 units)		600,000	808,000
			4,611,389	5,179,161	5,387,161

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (10% Cash, 5.5% PIK, Due 03/19)	10,966,663	10,915,450	9,087,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (702 shares)		435,127	—
			10,966,663	13,130,265	9,087,000

Flowchem Holdings LLC (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	2,718,000
				782,356	2,718,000

Fridababy Holdings, LLC (3%)*	Baby Products	Senior Notes (10.1% Cash, Due 10/21)	23,000,000	22,576,465	22,576,465
		Class B Units (4,500 units)		273,401	273,401
			23,000,000	22,849,866	22,849,866

FrontStream Holdings, LLC (2%)*	Payment and Donation Management Product Service Provider	Subordinated Note (13% Cash, Due 12/20)	13,375,000	13,260,545	12,247,000
		Series C-2 Preferred Shares (500 shares)		500,000	203,000
			13,375,000	13,760,545	12,450,000

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,425,293	3,850,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,175,293	3,850,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,812,107	13,812,107	13,812,107
			13,812,107	13,812,107	13,812,107

GST AutoLeather, Inc. (3%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	23,247,130	22,941,643	22,941,643
			23,247,130	22,941,643	22,941,643

Halo Branded Solutions, Inc. (2%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	10,436,424	10,223,983	10,223,983
		Class A1 Units (2,600 units)		2,600,000	4,078,000
			10,436,424	12,823,983	14,301,983

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		972,171	1,367,888
				972,171	1,367,888

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	$26,327,694	$26,066,199	$26,066,199
			26,327,694	26,066,199	26,066,199

ICP Industrial, Inc. (3%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,437,820	7,437,820
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,108,568	7,971,222	7,971,222
		Subordinated Notes (14% PIK, Due 10/22)	5,946,403	5,893,249	5,893,249
		Class A Units (1,289 units)		1,751,483	1,941,000
			21,554,971	23,053,774	23,243,291

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,749,000
				853,500	1,749,000

IPS Structural Adhesives Holdings, Inc. (2%)*	Specialty Adhesives and Plumbing Products Manufacturer	Second Lien Term Note (10.5% Cash, Due 12/24)	15,000,000	14,706,098	14,706,098
			15,000,000	14,706,098	14,706,098

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,737,601	27,223,302	27,223,302
			27,737,601	27,223,302	27,223,302

K-Square Restaurant Partners, LP (F/K/A The Krystal Company) (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,808,000
				638,260	3,808,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (7.8% Cash, Due 12/21)	18,566,101	18,374,384	18,374,384
		Common Stock (2,000 shares)		2,000,000	2,000,000
			18,566,101	20,374,384	20,374,384

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,537,680	5,541,000
		Membership Units (1,216,204 units)		1,176,957	378,000
			6,545,455	7,714,637	5,919,000

MIC Holding LLC (F/K/A Magpul Industries Corp.) (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,114,000
		Common Units (30,000 units)		30,000	8,787,000
				1,500,000	11,901,000

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	24,618,795	24,540,305	24,540,305
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,884,000
			24,618,795	26,559,998	26,424,305

Motor Vehicle Software Corporation (3%)*	Provider of EVR Services	Subordinated Note (10% Cash, 0.5% PIK, Due 03/21)	20,270,406	19,958,931	19,958,931
		Class A Units (1,000,000 units)		1,087,460	1,396,000
			20,270,406	21,046,391	21,354,931

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		1,062,707	1,516,000
				1,062,707	1,516,000

Nomacorc, LLC (2%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	20,993,317	20,703,887	16,852,000
		Limited Partnership Interest		2,153,274	—
			20,993,317	22,857,161	16,852,000

Orchid Underwriters Agency, LLC (1%)*	Insurance Underwriter	Subordinated Note (10% Cash, 1.5% PIK, Due 03/23)	2,601,517	2,549,517	2,549,517
		Subordinated Note (13.5% PIK, Due 03/24)	904,725	886,725	886,725
		Class A Preferred Units (15,000 units)		338,158	869,000
		Class A Common Units (15,000 units)		—	919,000
			3,506,242	3,774,400	5,224,242

Pike Corporation (0%)*	Provider of Energy Infrastructure Solutions	Subordinated Note (9% Cash, Due 09/24)	1,000,000	990,000	990,000
			1,000,000	990,000	990,000

PowerDirect Marketing, LLC (0%)*	Marketing Services	Senior Note (13% Cash, 2% PIK, Due 06/17)(6)	8,498,403	4,677,482	450,000
		Common Unit Purchase Warrants		590,200	—
			8,498,403	5,267,682	450,000

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (9.6% Cash, Due 11/24)	15,000,000	14,779,774	14,779,774
			15,000,000	14,779,774	14,779,774

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)

REP WWEX Acquisition Parent, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (9.8% Cash, Due 02/25)	$15,000,000	$14,779,723	$14,779,723
			15,000,000	14,779,723	14,779,723

RMP Group, Inc. (1%)*	Provider of RCM Services to Hospitals and Physician Groups	Subordinated Note (10.5% Cash, 1% PIK, Due 09/22)	10,008,219	9,808,219	9,808,219
		Units (1,000 units)		1,000,000	1,000,000
			10,008,219	10,808,219	10,808,219

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (1%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	6,956,121	6,849,145	6,849,145
		Series A Preferred Units (39 units)		3,654,253	2,444,000
			6,956,121	10,503,398	9,293,145

SCA Pharmaceuticals, LLC (0%)*	Provider of Pharmaceutical Products	Subordinated Note (10.1% Cash, Due 12/20)	3,000,000	2,715,480	2,715,480
			3,000,000	2,715,480	2,715,480

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (9.5% Cash, Due 12/21)	25,008,000	24,527,667	24,527,667
		Revolver Loan (9.5% Cash, Due 06/18)	1,500,000	1,500,000	1,500,000
		Common Stock (27,112 shares)		742,000	742,000
			26,508,000	26,769,667	26,769,667

Smile Brands, Inc. (3%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,454,231	22,035,700	22,035,700
		Class A Units (3,000 units)		3,000,000	1,952,000
			22,454,231	25,035,700	23,987,700

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,922,865	2,092,000
				1,922,865	2,092,000

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,042	15,979,621	12,643,516
		Class C Partnership Units (2,000,000 units)		1,937,421	3,006,000
			16,110,042	17,917,042	15,649,516

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,817,982	10,695,615	10,695,615
		Limited Partnership Interest		925,000	1,308,000
			10,817,982	11,620,615	12,003,615

TCFI Merlin LLC ("Merlin") and TCFI CSG LLC ("CSG") (3%)*	Specialty Staffing Service Provider	Senior Notes (9.5% Cash Due 09/19)	20,528,936	20,204,484	20,204,484
		Limited Partnership Units - Merlin (500,500 units)		285,485	286,000
		Class A Units - CSG (100,000 units)		100,000	100,000
			20,528,936	20,589,969	20,590,484

The Cook & Boardman Group, LLC (2%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,933,072	14,761,757	14,761,757
		Class A Units (1,400,000 units)		1,400,000	2,483,000
			14,933,072	16,161,757	17,244,757

Tosca Services, LLC (4%)*	Perishable Food Supply Chain Management	Senior Note (10.5% Cash, Due 12/20)	29,250,000	28,952,542	28,952,542
			29,250,000	28,952,542	28,952,542

Trademark Global LLC (2%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,590,484	14,590,484
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	—
			14,800,000	16,090,484	16,090,484

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,176,685	9,976,856	9,976,856
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	9,014,272	8,834,426	8,685,393
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,321,000
			19,190,957	20,811,282	20,983,249

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	$12,823,343	$12,823,342	$12,823,342
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A Common Units (177,935 units)		1,999,989	1,579,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	328,000
			12,823,343	15,798,772	14,867,342

Vantage Mobility International, LLC (4%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.2% Cash, Due 09/21)	29,350,000	28,809,367	28,809,367
		Class A Units (1,750,000 units)		1,750,000	1,587,000
			29,350,000	30,559,367	30,396,367

Water Pik, Inc. (4%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	31,150,970	30,788,788	30,788,788
			31,150,970	30,788,788	30,788,788

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,617,984	13,617,984
		Class A Units (2,000 units)		1,954,144	2,000,000
			13,822,500	15,572,128	15,617,984

Women's Marketing, Inc. (2%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	17,402,357	16,141,439	11,093,000
		Class A Common Units (16,300 units)		1,630,000	—
			17,402,357	17,771,439	11,093,000

WSO Holdings, LP (1%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,121 points)		3,089,581	3,679,000
				3,089,581	3,679,000

YummyEarth Inc. (3%)*	Organic Candy Manufacturer	Senior Notes (9.6% Cash, Due 08/20)	23,500,000	23,149,762	21,356,000
		Limited Partnership Interest		3,496,500	—
			23,500,000	26,646,262	21,356,000

Subtotal Non–Control / Non–Affiliate Investments			890,608,128	948,873,881	922,229,496

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,449,609	6,272,347	6,272,347
		Units (318,977 units)		793,331	777,000
			6,449,609	7,065,678	7,049,347

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 2% PIK, Due 03/18)	10,736,796	10,736,796	10,736,796
		Common Stock (84 shares)		502,320	1,904,000
			10,736,796	11,239,116	12,640,796

Consolidated Lumber Holdings, LLC (0%)*	Lumber Yard Operator	Class A Units (15,000 units)		1,500,000	2,449,000
				1,500,000	2,449,000

DPII Holdings, LLC (0%)*	Satellite Communication Business	Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 01/18)(6)	3,782,281	3,114,285	2,669,001
		Tranche III Subordinated Note (19% PIK, Due 01/18)(6)	2,524,987	2,148,462	—
		Class A Membership Interest (17,308 units)		1,107,692	—
			6,307,268	6,370,439	2,669,001

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	596,000
		Class B Interest (48,427 units)		—	—
		Class C Interest (3,746 units)		—	—
				292,000	596,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Frank Entertainment Group, LLC (2%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	$10,141,360	$10,093,317	$9,561,000
		Class A Redeemable Preferred Units (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	—
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			10,141,360	16,693,317	14,788,714

Native Maine Operations, Inc. (3%)*	Fresh Foodservice Distributor	Senior Notes (10.1% Cash, Due 01/22)	18,000,000	17,634,876	17,634,876
		Series A Preferred Units (20,000 units)		2,000,000	2,000,000
			18,000,000	19,634,876	19,634,876

NB Products, Inc. (7%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	23,220,842	22,888,502	22,888,502
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,823,476	4,720,827	4,720,827
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,102,715	2,074,768	2,074,768
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	9,645,000
		Common Stock (1,668,691 shares)		333,738	11,270,000
			30,147,033	37,639,483	50,599,097

Passport Food Group, LLC (3%)*	Manufacturer of Ethnic Food Products	Senior Notes (10.1% Cash, Due 03/22)	20,000,000	19,600,000	19,600,000
		Common Shares (20,000 shares)		2,000,000	2,000,000
			20,000,000	21,600,000	21,600,000

PCX Aerostructures, LLC (3%)*	Aerospace Component Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)	29,647,359	29,171,148	22,452,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			29,647,359	35,677,763	22,452,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (455,000 units)		9,100,000	9,240,000
				9,100,000	9,240,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 09/17)	11,986,209	11,986,209	11,986,209
		Common Units (50 units)		500,000	—
			11,986,209	12,486,209	11,986,209

TGaS Advisors, LLC (1%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,636,239	9,498,497	9,498,497
		Preferred Units (1,685,357 units)		1,556,069	1,244,000
			9,636,239	11,054,566	10,742,497

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation) (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	265,000
		Common Shares (100,000 shares)		1,000,000	300,000
				1,205,748	565,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	713,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	713,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	5,256,000
				—	5,256,000

Subtotal Affiliate Investments			153,051,873	199,044,196	192,981,537

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Control Investments:
CRS Reprocessing, LLC (1%)*	Fluid Reprocessing Services	Senior Notes (4.5% Cash, Due 06/17)	$2,942,769	$2,942,769	$2,942,769
		Split Collateral Term Loans (8% Cash, Due 06/17)	13,192,464	13,192,464	6,110,000
		Series F Preferred Units (705,321 units)		9,134,807	—
		Common Units (15,174 units)		—	—
			16,135,233	25,270,040	9,052,769

DCWV Acquisition Corporation (0%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 12/19)(6)	302,958	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 12/19)(6)	8,399,803	6,178,633	667,000
		Jr. Subordinated Note (15% PIK, Due 12/19)(6)	2,533,508	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			11,236,269	9,628,633	917,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	8,028,000
				8,028,000	8,028,000

Subtotal Control Investments			27,371,502	42,926,673	17,997,769

Total Investments, March 31, 2017 (155%)*			$1,071,031,503	$1,190,844,750	$1,133,208,802

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 2.6% of total investments at fair value as of March 31, 2017. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(5)	PIK non-accrual investment

(6)	Non-accrual investment

(7)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
ACA Holdings LLC (F/K/A My Alarm Center, LLC) (0%)*	Security Company	Preferred Units (2,000,000 units)		$2,000,000	$1,242,000
				2,000,000	1,242,000

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	13,593,292	13,593,292
		Class A Units (1,500,000 units)		901,026	3,618,000
			13,819,514	14,494,318	17,211,292

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	2,000,000
				2,000,000	2,000,000

Agilex Flavors & Fragrances, Inc. (2%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, Due 11/21)	13,168,124	13,048,983	13,048,983
		Common Units (1,250 units)		1,250,000	2,227,000
			13,168,124	14,298,983	15,275,983

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	4,266,000
				630,134	4,266,000

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,112,935	4,075,177	4,075,177
			4,112,935	4,075,177	4,075,177

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	1,767,000
				1,300,000	1,767,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Subordinated Notes (12% Cash, Due 03/21)	13,500,000	13,334,260	12,320,000
		Limited Partnership Interest		1,498,500	721,000
			13,500,000	14,832,760	13,041,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (7% Cash, 7% PIK, Due 09/19)	13,882,800	13,743,461	10,331,000
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			13,882,800	14,743,461	10,331,000

Capital Contractors, Inc. (0%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 6/20)	9,843,542	9,711,658	—
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,203,658	—

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,407,336	15,150,497	15,150,497
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,407,336	16,650,497	16,650,497

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	264,000
				119,735	264,000

Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	18,857,978	18,567,590	19,235,000
		Common Shares (1,000 shares)		1,000,000	2,220,000
			18,857,978	19,567,590	21,455,000

Community Intervention Services, Inc. (2%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (5)	18,736,265	17,717,756	14,134,000
			18,736,265	17,717,756	14,134,000

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,406,749	15,406,749
		Preferred Stock (703 shares)		554,458	835,000
		Common Stock (1,000,000 shares)		100,000	353,000
			15,505,583	16,061,207	16,594,749

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		$1,500,000	$2,076,000
				1,500,000	2,076,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	940,000
				1,000,000	940,000

Del Real, LLC (2%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,727,515	13,727,515
		Class A Units (3,000,000 units)		3,000,000	3,000,000
			14,000,000	16,727,515	16,727,515

DialogDirect, Inc. (2%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	16,126,541	16,020,226	11,994,000
			16,126,541	16,020,226	11,994,000

Dimora Brands, Inc. (F/K/A TK USA Enterprises, Inc.) (2%)*	Hardware Designer and Distributor	Subordinated Note (11% Cash, Due 10/23)	12,500,000	12,267,514	12,267,514
			12,500,000	12,267,514	12,267,514

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	21,312,500	21,047,577	21,047,577
		Senior Note (10% Cash, 2% PIK, Due 12/20)	16,929,763	16,735,793	16,735,793
			38,242,263	37,783,370	37,783,370

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/19)	7,531,330	7,474,744	7,474,744
		Series A Units (600,000 units)		600,000	739,000
			7,531,330	8,074,744	8,213,744

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,941,563	9,882,596	8,396,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	—
			9,941,563	11,847,411	8,396,000

Fresh-G Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

Flowchem Holdings LLC (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	2,552,000
				782,356	2,552,000

Fridababy Holdings, LLC (4%)*	Baby Products	Senior Notes (10% Cash, Due 10/21)	23,000,000	22,558,007	22,558,007
		Class B Units (4,500 units)		273,401	273,401
			23,000,000	22,831,408	22,831,408

FrontStream Holdings, LLC (2%)*	Payment and Donation Management Product Service Provider	Subordinated Note (12.5% Cash, Due 12/20)	13,375,000	13,254,632	12,643,000
		Series C-2 Preferred Shares (500 shares)		500,000	435,000
			13,375,000	13,754,632	13,078,000

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,418,332	6,771,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,168,332	6,771,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,675,353	13,675,353	13,675,353
			13,675,353	13,675,353	13,675,353

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	23,131,473	22,812,032	22,812,032
			23,131,473	22,812,032	22,812,032

Halo Branded Solutions, Inc. (2%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	10,410,398	10,190,992	10,190,992
		Class A1 Units (2,600 units)		2,600,000	3,308,000
			10,410,398	12,790,992	13,498,992

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		835,283	1,231,000
				835,283	1,231,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	$26,131,706	$25,854,767	$25,854,767
			26,131,706	25,854,767	25,854,767

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,435,556	7,435,556
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,088,123	7,946,278	7,946,278
		Subordinated Notes (14% PIK, Due 10/22)	5,743,159	5,688,352	5,688,352
		Class A Units (1,289 units)		1,751,483	1,929,000
			21,331,282	22,821,669	22,999,186

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,527,000
				853,500	1,527,000

IPS Structural Adhesives Holdings, Inc. (2%)*	Specialty Adhesives and Plumbing Products Manufacturer	Second Lien Term Note (10.5% Cash, Due 12/24)	15,000,000	14,700,000	14,700,000
			15,000,000	14,700,000	14,700,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,668,623	27,135,218	27,135,218
			27,668,623	27,135,218	27,135,218

K-Square Restaurant Partners, LP (F/K/A The Krystal Company) (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,830,000
				638,260	3,830,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (7.8% Cash, Due 12/21)	18,612,633	18,412,633	18,412,633
		Common Stock (2,000 shares)		2,000,000	2,000,000
			18,612,633	20,412,633	20,412,633

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,533,934	5,055,000
		Membership Units (1,216,204 units)		1,176,957	260,000
			6,545,455	7,710,891	5,315,000

MIC Holding LLC (F/K/A Magpul Industries Corp.) (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,012,000
		Common Units (30,000 units)		30,000	8,837,000
				1,500,000	11,849,000

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	24,435,074	24,342,230	24,342,230
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,875,000
			24,435,074	26,361,923	26,217,230

Motor Vehicle Software Corporation (3%)*	Provider of EVR Services	Subordinated Note (10% Cash, 0.5% PIK, Due 03/21)	20,245,100	19,917,945	19,917,945
		Class A Units (1,000,000 units)		1,076,210	1,372,000
			20,245,100	20,994,155	21,289,945

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		1,093,312	1,520,000
				1,093,312	1,520,000

Nomacorc, LLC (3%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	20,875,890	20,572,926	16,597,000
		Limited Partnership Interest		2,150,637	—
			20,875,890	22,723,563	16,597,000

Orchid Underwriters Agency, LLC (4%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	21,409,670	21,125,036	21,125,036
		Class A Preferred Units (15,000 units)		1,500,000	1,972,000
		Class A Common Units (15,000 units)		—	1,624,000
			21,409,670	22,625,036	24,721,036

PowerDirect Marketing, LLC (0%)*	Marketing Services	Senior Note (13% Cash, 2% PIK, Due 06/17)(6)	8,573,531	5,077,482	850,000
		Common Unit Purchase Warrants		590,200	—
			8,573,531	5,667,682	850,000

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (9.5% Cash, Due 11/24)	15,000,000	14,775,000	14,775,000
			15,000,000	14,775,000	14,775,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		$111,000	$111,000
				111,000	111,000

Rotolo Consultants, Inc. (1%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	$6,904,210	6,792,686	6,792,686
		Series A Preferred Units (39 units)		3,654,253	1,671,000
			6,904,210	10,446,939	8,463,686

SCA Pharmaceuticals, LLC (0%)*	Provider of Pharmaceutical Products	Subordinated Note (10% Cash, Due 12/20)	3,000,000	2,700,000	2,700,000
			3,000,000	2,700,000	2,700,000

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (9.5% Cash, Due 12/21)	25,008,000	24,507,840	24,507,840
		Common Stock (27,112 shares)		742,000	742,000
			25,008,000	25,249,840	25,249,840

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,341,283	21,910,129	21,910,129
		Class A Units (3,000 units)		3,000,000	3,000,000
			22,341,283	24,910,129	24,910,129

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,922,865	2,019,000
				1,922,865	2,019,000

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,042	15,966,524	12,524,143
		Class C Partnership Units (2,000,000 units)		1,937,421	2,813,000
			16,110,042	17,903,945	15,337,143

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,737,451	10,606,430	10,606,430
		Limited Partnership Interest		925,000	1,310,000
			10,737,451	11,531,430	11,916,430

TCFI Merlin LLC (2%)*	Specialty Staffing Service Provider	Senior Notes (10% Cash, 1% PIK, Due 09/19)	13,396,027	13,212,935	13,212,935
		Limited Partnership Units (500,500 units)		500,000	578,000
			13,396,027	13,712,935	13,790,935

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,840,320	14,656,890	14,656,890
		Class A Units (1,400,000 units)		1,400,000	2,663,000
			14,840,320	16,056,890	17,319,890

Trademark Global LLC (3%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,584,165	14,584,165
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	—
			14,800,000	16,084,165	16,084,165

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,126,055	9,919,675	9,919,675
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	8,970,540	8,784,798	8,562,599
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,077,000
			19,096,595	20,704,473	20,559,274

United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	12,758,807	12,686,184	12,686,184
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A Common Units (177,935 units)		1,999,989	1,767,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	361,000
			12,758,807	15,661,614	14,951,184

Vantage Mobility International, LLC (5%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.2% Cash, Due 09/21)	29,350,000	28,785,893	28,785,893
		Class A Units (1,750,000 units)		1,750,000	1,750,000
			29,350,000	30,535,893	30,535,893

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Water Pik, Inc. (5%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$31,150,970	$30,769,847	$30,769,847
			31,150,970	30,769,847	30,769,847

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,605,040	13,605,040
		Class A Units (2,000 units)		1,954,144	1,954,000
			13,822,500	15,559,184	15,559,040

Women's Marketing, Inc. (2%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	16,868,045	16,141,439	11,093,000
		Class A Common Units (16,300 units)		1,630,000	—
			16,868,045	17,771,439	11,093,000

WSO Holdings, LP (1%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	3,576,000
				3,000,000	3,576,000

YummyEarth Inc. (3%)*	Organic Candy Manufacturer	Senior Notes (9.5% Cash, Due 08/20)	22,000,000	21,565,471	19,564,000
		Limited Partnership Interest		3,496,500	—
			22,000,000	25,061,971	19,564,000

Subtotal Non–Control / Non–Affiliate Investments			825,243,841	888,974,154	857,604,639

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,433,333	6,249,220	6,249,220
		Units (318,977 units)		793,331	754,000
			6,433,333	7,042,551	7,003,220

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 03/18)	11,670,708	11,670,708	11,670,708
		Common Stock (84 shares)		502,320	2,155,000
			11,670,708	12,173,028	13,825,708

Consolidated Lumber Company LLC (1%)*	Lumber Yard Operator	Subordinated Note (10% Cash, 2% PIK, Due 09/20)	4,193,848	4,121,389	4,278,000
		Class A Units (15,000 units)		1,500,000	2,481,000
			4,193,848	5,621,389	6,759,000

DPII Holdings, LLC (0%)*	Satellite Communication Business	Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 01/18)(6)	3,744,709	3,227,001	2,356,001
		Tranche III Subordinated Note (19% PIK, Due 01/18)(6)	2,408,752	2,148,462	—
		Class A Membership Interest (17,308 units)		1,107,692	—
			6,153,461	6,483,155	2,356,001

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	645,000
		Class B Interest (48,427 units)		—	101,000
		Class C Interest (3,746 units)		—	—
				292,000	746,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,997,644	9,940,684	9,940,684
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,997,644	16,540,684	16,768,398

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC) (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	397,000
		Common B Units (3,000 units)		23,140	2,110,000
		Common A Units (1,652 units)		14,993	1,162,000
				250,000	3,669,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (8%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,105,315	$22,751,190	$22,751,190
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,705,830	4,595,921	4,595,921
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,002,586	1,972,727	1,972,727
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	9,412,000
		Common Stock (1,668,691 shares)		333,738	9,779,000
			29,813,731	37,275,224	48,510,838

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)	29,647,359	29,148,152	21,960,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			29,647,359	35,654,767	21,960,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (455,000 units)		9,100,000	9,100,000
				9,100,000	9,100,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 09/17)	11,837,622	11,837,622	11,837,622
		Common Units (50 units)		500,000	—
			11,837,622	12,337,622	11,837,622

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,674,276	9,521,986	9,521,986
		Preferred Units (1,685,357 units)		1,556,069	1,270,000
			9,674,276	11,078,055	10,791,986

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation) (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	257,000
		Common Shares (100,000 shares)		1,000,000	301,000
				1,205,748	558,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	817,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	817,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	6,808,000
				—	6,808,000

Subtotal Affiliate Investments			119,421,982	162,539,224	161,510,773

Control Investments:
CRS Reprocessing, LLC (1%)*	Fluid Reprocessing Services	Senior Notes (4.3% Cash, Due 06/17)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (8% Cash, Due 06/17)	11,192,464	11,192,464	6,182,000
		Series F Preferred Units (705,321 units)		9,134,807	—
		Common Units (15,174 units)		—	—
			14,135,233	23,270,040	9,124,769

DCWV Acquisition Corporation (0%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 12/19)(6)	291,875	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 12/19)(6)	8,090,699	6,178,633	1,389,000
		Jr. Subordinated Note (15% PIK, Due 12/19)(6)	2,440,829	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			10,823,403	9,628,633	1,639,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 1/17)(6)	$648,527	$375,000	$—
		Subordinated Note (8.5% Cash, Due 1/17)(6)	4,900,843	3,000,000	—
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,549,370	4,491,440	—

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	8,028,000
				8,028,000	8,028,000

Subtotal Control Investments			30,508,006	45,418,113	18,791,769

Total Investments, December 31, 2016 (170%)*			$975,173,829	$1,096,931,491	$1,037,907,181

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Organization and Business
Triangle Capital Corporation and its wholly owned subsidiaries, including Triangle Mezzanine Fund LLLP (“Triangle SBIC”), Triangle Mezzanine Fund II LP (“Triangle SBIC II”) and Triangle Mezzanine Fund III LP (“Triangle SBIC III”) (collectively, the “Company”), are specialty finance companies. Triangle SBIC, Triangle SBIC II and Triangle SBIC III are specialty finance limited partnerships formed to make investments primarily in lower middle market companies located throughout the United States. On September 11, 2003, Triangle SBIC was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the United States Small Business Administration (“SBA”). On May 26, 2010, Triangle SBIC II obtained its license to operate as an SBIC and on January 6, 2017, Triangle SBIC III obtained its license to operate as an SBIC. As SBICs, Triangle SBIC, Triangle SBIC II and Triangle SBIC III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.
The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is internally managed by its executive officers under the supervision of its Board of Directors (the "Board"). The Company does not pay management or advisory fees, but instead incurs the operating costs associated with employing executive management and investment and portfolio management professionals. Triangle SBIC has also elected to be treated as a BDC under the 1940 Act.
Basis of Presentation
The financial statements of the Company include the accounts of Triangle Capital Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between Triangle Capital Corporation and its subsidiaries have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note 2, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and accompanying notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Public Offering of Common Stock

On February 28, 2017, the Company filed a prospectus supplement pursuant to which 7,000,000 shares of common stock were offered for sale at a price to the public of $19.50 per share. Pursuant to this offering, 7,000,000 shares were sold and delivered resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $132.2 million.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

2. INVESTMENTS
Portfolio Composition
The Company primarily invests in subordinated debt securities of privately held companies, generally secured by second lien security interests in portfolio company assets. In addition, the Company generally invests in an equity instrument of the borrower, such as warrants to purchase common stock in the portfolio company or direct preferred or common equity interests. On a more limited basis, the Company also invests in senior debt securities secured by first lien security interests in portfolio companies. The Company's investments generally range from $5.0 million to $50.0 million per portfolio company.
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2017:
Subordinated debt and 2nd lien notes	$759,242,347	64%	$698,774,893	62%
Senior debt and 1st lien notes	287,597,925	24	280,154,364	25
Equity shares	140,341,761	12	152,202,545	13
Equity warrants	3,662,717	—	2,077,000	—
	$1,190,844,750	100%	$1,133,208,802	100%
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%
During the three months ended March 31, 2017, the Company made nine new investments totaling approximately $146.6 million and investments in ten existing portfolio companies totaling approximately $14.9 million. During the three months ended March 31, 2016, the Company made investments in ten existing portfolio companies totaling approximately $11.8 million.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%
March 31, 2017	18	30%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at March 31, 2017 and December 31, 2016 are summarized as follows:

March 31, 2017:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$674,451,893	Income Approach	Required Rate of Return	8.3% – 35.0%	13.4%
			Leverage Ratio	0.1x – 10.6x	4.8x
			Adjusted EBITDA	$2.5 million – $291.4 million	$38.5 million
Subordinated debt and 2nd lien notes	24,323,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.7x – 8.6x	6.9x
			Adjusted EBITDA	$0.9 million – $8.4 million	$5.5 million
			Revenue Multiple	0.8x – 0.8x	0.8x
			Revenues	$98.0 million – $98.0 million	$98.0 million
Senior debt and 1st lien notes	279,704,364	Income Approach	Required Rate of Return	4.5% – 20.0%	10.8%
			Leverage Ratio	0.0x – 8.7x	3.5x
			Adjusted EBITDA	$4.0 million – $110.3 million	$14.4 million
Equity shares and warrants	149,915,545	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 14.9x	7.5x
			Adjusted EBITDA	$0.0 million – $80.1 million	$15.2 million
			Revenue Multiple	0.8x – 3.4x	1.4x
			Revenues	$18.1 million – $98.0 million	$63.4 million

(1)
One equity security with a total fair value of $4,364,000 was redeemed subsequent to the end of the reporting period and was valued at its transaction price. One senior debt investment with a total fair value of $450,000 is expected to be repaid subsequent to the end of the reporting period and was valued at its expected settlement value.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2016:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$646,856,367	Income Approach	Required Rate of Return	9.5% – 35.0%	13.8%
			Leverage Ratio	0.1x – 9.5x	4.8x
			Adjusted EBITDA	$2.6 million – $169.8 million	$27.9 million
Subordinated debt and 2nd lien notes	19,790,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.0x – 6.7x	5.8x
			Adjusted EBITDA	$0.6 million – 4.9 million	$2.1 million
			Revenue Multiple	0.8x – 0.8x	0.8x
			Revenues	$98.0 million – $98.0 million	$98.0 million
Senior debt and 1st lien notes	190,793,157	Income Approach	Required Rate of Return	4.3% – 20.0%	11.0%
			Leverage Ratio	0.0x – 8.3x	3.2x
			Adjusted EBITDA	$4.0 million – $14.1 million	$9.3 million
Equity shares and warrants	152,435,657	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 14.9x	7.4x
			Adjusted EBITDA	($1.4 million) – $82.1 million	$15.0 million
			Revenue Multiple	0.8x – 4.0x	1.4x
			Revenues	$19.0 million – $98.0 million	$61.7 million

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

The following table presents the Company’s investment portfolio at fair value as of March 31, 2017 and December 31, 2016, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$698,774,893	$698,774,893
Senior debt and 1st lien notes	—	—	280,154,364	280,154,364
Equity shares	—	—	152,202,545	152,202,545
Equity warrants	—	—	2,077,000	2,077,000
	$—	$—	$1,133,208,802	$1,133,208,802

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$690,159,367	$690,159,367
Senior debt and 1st lien notes	—	—	191,643,157	191,643,157
Equity shares	—	—	154,216,657	154,216,657
Equity warrants	—	—	1,888,000	1,888,000
	$—	$—	$1,037,907,181	$1,037,907,181

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	64,868,421	91,059,316	5,590,356	—	161,518,093
Proceeds from sales of investments	—	—	(6,266,765)	(33,003)	(6,299,768)
Loan origination fees received	(1,255,000)	(1,383,485)	—	—	(2,638,485)
Principal repayments received	(46,128,905)	(1,342,038)	—	—	(47,470,943)
PIK interest earned	3,041,385	336,463	—	—	3,377,848
PIK interest payments received	(2,687,416)		—	—	(2,687,416)
Accretion of loan discounts	28,786	54,694	—	—	83,480
Accretion of deferred loan origination revenue	1,092,544	256,865	—	—	1,349,409
Realized gain (loss)	(13,353,325)	—	493,363	(458,997)	(13,318,959)
Unrealized gain (loss)	3,009,036	(470,608)	(1,831,066)	681,000	1,388,362
Fair value, end of period	$698,774,893	$280,154,364	$152,202,545	$2,077,000	$1,133,208,802

Three Months Ended March 31, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	8,027,333	1,000,000	2,134,998	650,000	11,812,331
Reclassifications	6,748,247	(6,748,247)	—	—	—
Proceeds from sales of investments	—	—	(4,522,005)	(112,876)	(4,634,881)
Loan origination fees received	(274,158)	—	—	—	(274,158)
Principal repayments received	(47,493,762)	(1,492,037)	—	—	(48,985,799)
PIK interest earned	3,552,577	358,240	—	—	3,910,817
PIK interest payments received	(3,399,684)	(193,293)	—	—	(3,592,977)
Accretion of loan discounts	46,593	48,595	—	—	95,188
Accretion of deferred loan origination revenue	1,019,361	115,640	—	—	1,135,001
Realized gain (loss)	—	(1,560,322)	2,309,760	(163,224)	586,214
Unrealized gain (loss)	(3,680,421)	2,400,226	2,475,899	1,452,100	2,647,804
Fair value, end of period	$663,671,169	$126,858,066	$143,954,021	$5,493,000	$939,976,256

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $11.0 million during the three months ended March 31, 2017, were related to portfolio company investments that were still held by the Company as of March 31, 2017. Pre-tax net unrealized gains on investments of $3.4 million during the three months ended March 31, 2016 were related to portfolio company investments that were still held by the Company as of March 31, 2016.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended March 31, 2017, the Company made investments of approximately $157.2 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2017, the Company made investments of $4.3 million in companies to which it was previously committed to provide such

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

financing. During the three months ended March 31, 2016, the Company made investments of approximately $9.2 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2016, the Company made investments of $2.6 million in companies to which it was previously committed to provide such financing. The details of the Company’s investments have been disclosed on the Consolidated Schedules of Investments.
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Fee income for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Recurring Fee Income:
Amortization of loan origination fees	$619,200	$557,240
Management, valuation and other fees	201,960	192,128
Total Recurring Fee Income	821,160	749,368
Non-Recurring Fee Income:
Prepayment fees	716,133	614,471
Acceleration of unamortized loan origination fees	730,209	577,762
Loan amendment fees	50,000	10,000
Other fees	—	82,300
Total Non-Recurring Fee Income	1,496,342	1,284,533
Total Fee Income	$2,317,502	$2,033,901
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both March 31, 2017 and December 31, 2016, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2017 and December 31, 2016, the Company’s largest single portfolio company investment represented approximately 4.5% and 4.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of March 31, 2017, $842.6 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility (the “Credit Facility”) and $391.7 million were subject to superior claim over the Company's shareholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Investments Denominated in Foreign Currency
As of both March 31, 2017 and December 31, 2016, the Company held investments in two portfolio companies that were denominated in Canadian dollars.
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
3. INCOME TAXES
The Company has elected for federal income tax purposes to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the "Code"), and intends to make the required distributions to its stockholders as specified therein. In order to maintain its qualification as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company has historically met its minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
The Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes in the Company's Unaudited Consolidated Statements of Operations, with the related deferred tax assets presented in the Company's Unaudited Consolidated Balance Sheet.
For federal income tax purposes, the cost of investments owned as of March 31, 2017 and December 31, 2016 was approximately $1.2 billion and $1.1 billion, respectively.
4. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2017 and December 31, 2016:

Issuance/Pooling Date	Maturity Date	Interest Rate as of March 31, 2017	March 31, 2017	December 31, 2016
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 21, 2016	September 1, 2026	2.723%	32,800,000	32,800,000
Less: Deferred financing fees			(4,380,685)	(4,610,034)
Total SBA-Guaranteed Debentures			$245,619,315	$245,389,966
Credit Facility:
May 4, 2015	May 3, 2020	3.579%	$91,090,267	$127,011,475
Total Credit Facility			$91,090,267	$127,011,475
Notes:
October 19, 2012	December 15, 2022	6.375%	$80,500,000	$80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(3,835,240)	(3,994,619)
Total Notes			$162,914,760	$162,755,381

SBA-Guaranteed Debentures
Under the Small Business Investment Act of 1958, as amended (the "Small Business Investment Act"), and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of March 31, 2017, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of March 31, 2017, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The weighted average interest rates for all SBA-guaranteed debentures as of both March 31, 2017 and December 31, 2016 were 3.90%. As of both March 31, 2017 and December 31, 2016, all SBA-guaranteed debentures were pooled.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also pays a one-time 2.425% fee on the amount of each SBA-guaranteed debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. Upon prepayment of an SBA-guaranteed debenture, any unamortized deferred financing costs related to the SBA-guaranteed debenture are written off and recognized as a loss on extinguishment of debt in the Unaudited Consolidated Statements of Operations.
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2017 and December 31, 2016, the carrying amounts of the SBA-guaranteed debentures were approximately $245.6 million and $245.4 million, respectively. As of March 31, 2017 and December 31, 2016, the fair values of the SBA-guaranteed debentures were $257.7 million and $264.9 million, respectively.
Credit Facility
In May 2015, the Company entered into the Credit Facility, which has a current commitment of $300.0 million supported by 13 financial institutions. The revolving period of the Credit Facility ends May 3, 2019 followed by a one-year amortization period with a final maturity date of May 3, 2020. The Company has the ability to borrow foreign currencies under the Credit Facility.
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
As of March 31, 2017, the Company had United States dollar borrowings of $69.6 million outstanding under the Credit Facility with an interest rate of 3.54% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.5 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.70%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2016, the Company had United States dollar borrowings of $105.7 million outstanding under the Credit Facility with an interest rate of 3.37% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.64%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2017 and December 31, 2016, the fair values of the borrowings outstanding under the Credit Facility were $91.1 million and $127.0 million, respectively.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of March 31, 2017 and December 31, 2016, the Company was in compliance with all covenants of the Credit Facility.
Notes
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. As of March 31, 2017 and December 31, 2016, the carrying amounts of the December 2022 Notes were $78.8 million and $78.7 million, respectively. As of March 31, 2017 and December 31, 2016, the fair values of the December 2022 Notes were $82.3 million and $81.9 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of March 31, 2017 and December 31, 2016, the carrying amounts of the March 2022 Notes were $84.2 million and $84.1 million, respectively. As of March 31, 2017 and December 31, 2016, the fair values of the March 2022 Notes were $89.2 million and $87.7 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (“SEC”), (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2017 and December 31, 2016, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

5. EQUITY-BASED AND OTHER COMPENSATION PLANS
The Board and the Company's stockholders have approved the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan (the “Plan”), under which there are 2,400,000 shares of the Company’s Common Stock authorized for issuance. Under the Plan, the Board (or compensation committee, if delegated administrative authority by the Board) may award stock options, restricted stock or other stock-based incentive awards to executive officers, employees and directors. Equity-based awards granted under the Plan to independent directors generally will vest over a one-year period and equity-based awards granted under the Plan to executive officers and employees generally will vest ratably over a four-year period.
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
The following table presents information with respect to the Plan for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	631,622	$21.23	778,116	$24.10
Shares granted during the period	347,000	$19.25	351,000	$17.53
Shares vested during the period	(219,609)	$22.65	(396,771)	$23.13
Unvested shares, end of period	759,013	$19.92	732,345	$21.48

In the three months ended March 31, 2017, the Company recognized equity-based compensation expense of approximately $1.5 million. In the three months ended March 31, 2016, the Company recognized equity-based compensation expense of approximately $4.3 million, $2.7 million of which related to the accelerated vesting of outstanding shares of restricted stock of the Company's former Chief Executive Officer, Garland S. Tucker, III, who retired from his officer positions in February 2016. This expense is included in compensation expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of March 31, 2017, there was approximately $13.9 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.
In February 2017, both the compensation committee of the Board and the Board adopted the Omnibus Incentive Plan, or the Omnibus Plan, and recommended that it be submitted to the Company’s stockholders for their approval at the Company’s 2017 Annual Meeting of Stockholders. The Company currently compensates its professionals through two separate plans: the Plan, which provides for grants of restricted stock and options to employees, officers and directors, and the 2012 Executive Cash Incentive Plan, or the Cash Incentive Plan, which provides for the payment of cash bonuses to employees and officers. The Omnibus Plan was created primarily for the purpose of combining the Plan and the Cash Incentive Plan in order to reduce the administrative burden of monitoring the terms and conditions of two separate plans. The terms of the Plan and the Cash Incentive Plan, as combined and reflected in the Omnibus Plan, are substantially similar to the respective terms of each standalone plan. The Omnibus Plan will provide for grants of restricted stock, incentive stock options, non-statutory stock options and cash-based and/or stock-based performance awards, collectively, “Awards,” to the Company’s existing and future employees. In addition, the Omnibus Plan will increase the maximum number of shares of the Company’s common stock with respect to which Awards may be granted under the Omnibus Plan to 4,000,000 shares of the Company’s common stock from 2,400,000 shares of the Company’s common stock that were approved under the Plan. Finally, if approved by the Company’s stockholders, the Omnibus Plan will not expire until ten years following such approval. If stockholders approve the Omnibus Plan at the 2017 Annual Meeting of Stockholders, no further awards will be issued under the terms of the Plan or the Cash Incentive Plan, but will instead be granted under the terms of the Omnibus Plan. The effective date of the Omnibus Plan will be the date on which it is approved by the Company’s stockholders, if at all.
The Board has adopted a nonqualified deferred compensation plan covering the Company’s executive officers and key employees. Any compensation deferred and the Company’s contributions will earn a return based on the returns on certain investments designated by the Compensation Committee of the Board. Participants are 100% vested in amounts deferred under

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
6. TRANSACTIONS WITH CONTROLLED COMPANIES
During each of the three months ended March 31, 2017 and 2016, the Company received management fees from SRC Worldwide, Inc., a 100%-owned portfolio company, of $100,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2017 and December 31, 2016 were as follows:

Portfolio Company	Investment Type	March 31, 2017	December 31, 2016
Avantor Performance Materials Holdings, LLC	Delayed Draw Term Loan	$631,579	$—
Cafe Enterprises, Inc.	Second Lien Debt	500,000	—
DPII Holdings LLC	Guaranty	576,925	576,925
DLC Acquisition, LLC	Revolver	1,800,000	3,000,000
Eckler's Holdings, Inc.	Equity Investment	1,000,000	—
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	3,250,000
HKW Capital Partners IV, L.P.	Private Equity	393,144	530,032
Lakeview Health Acquisition Company	Revolver	1,387,367	1,387,367
Native Maine Operations	Revolver	1,000,000	—
Nautic Partners VII, LP	Private Equity	645,739	642,172
Nomacorc, LLC	Equity Investment	846,725	849,362
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	800,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	—	5,000,000
SCA Pharmaceuticals, LLC	Delayed Draw Term Loan	12,000,000	12,000,000
SCUF Gaming, Inc.	Revolver	2,000,000	3,500,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	18,826,531
SPC Partners V, LP	Private Equity	522,881	522,881
SPC Partners VI, LP	Private Equity	3,000,000	3,000,000
TCFI Merlin LLC ("Merlin") and TCFI CSG LLC ("CSG")	Revolver	687,790	—
Team Waste, LLC	Equity Investment	900,000	900,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Delayed Draw Term Loan	—	1,500,000
Total unused commitments to extend financing		$53,768,681	$66,885,270
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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Per share data:
Net asset value at beginning of period	$15.13	$15.23
Net investment income(1)	0.42	0.29
Net realized loss on investments(1)	(0.31)	0.02
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	0.06	0.07
Total increase from investment operations(1)	0.17	0.38
Dividends paid to stockholders from net investment income	(0.45)	(0.54)
Total dividends paid	(0.45)	(0.54)
Shares issued pursuant to Dividend Reinvestment Plan	—	0.01
Common stock offering	0.61	—
Stock-based compensation	(0.11)	(0.04)
Other(2)	(0.06)	(0.02)
Net asset value at end of period	$15.29	$15.02
Market value at end of period(3)	$19.09	$20.58
Shares outstanding at end of period	47,681,397	33,576,436
Net assets at end of period	$729,207,289	$504,347,914
Average net assets	$613,068,728	$512,794,887
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	8.07%	13.30%
Ratio of net investment income to average net assets (annualized)	11.63%	7.49%
Portfolio turnover ratio	5.44%	1.25%
Total return(4)	6.54%	10.52%
Supplemental Data:
Efficiency ratio(5)	18.09%	39.54%

(1)	Weighted average basic per share data.

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

Triangle Capital Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

9. SUBSEQUENT EVENTS
In April 2017, the Company invested $5.0 million in a debt security of Constellis Holdings. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 9.0% per annum.
In May 2017, the Company amended its Credit Facility to, among other things, increase current commitments from $300 million to $435 million and extend the maturity by two years (the "Amended Credit Facility"). The current commitments of $435 million are supported by a diversified group of thirteen lenders, and the Amended Credit Facility has an accordion feature that allows for an increase in commitments to up to $550 million from new and existing lenders on the same terms and conditions as the existing commitments. The revolving period of the Amended Credit Facility ends April 30, 2021 followed by a one-year amortization period with a final maturity date of April 30, 2022.

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Three Months Ended March 31, 2017

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (4.5% Cash)	$—	$—	$32,020	$2,942,769	$—	$—	$2,942,769
	Split Collateral Term Loans (8% Cash)	—	(2,072,000)	237,516	6,182,000	2,000,000	2,072,000	6,110,000
	Series F Preferred Units (705,321 units)	—	—	—	—	—	—	—
	Common Units (15,174 units)	—	—	—	—	—		—
		—	(2,072,000)	269,536	9,124,769	2,000,000	2,072,000	9,052,769

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)(5)	—	—	—	250,000	—	—	250,000
	Subordinated Note (12% Cash, 3% PIK)(5)	—	(722,000)	—	1,389,000	—	722,000	667,000
	Jr. Subordinated Note (15% PIK)(5)	—	—	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—	—	—
	100% Common Shares	—	—	—	—	—	—	—
		—	(722,000)	—	1,639,000	—	722,000	917,000

Gerli & Company	Subordinated Note (13% Cash)	(375,000)	375,000	—	—	375,000	375,000	—
	Subordinated Note (8.5% Cash)	(3,000,000)	3,000,000	—	—	3,000,000	3,000,000	—
	Class A Preferred Shares (1,211 shares)	(855,000)	855,000	—	—	855,000	855,000	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—	—	—
	Class E Preferred Shares (400 shares)	(161,440)	161,440	—	—	161,440	161,440	—
	Common Stock (300 shares)	(100,000)	100,000	—	—	100,000	100,000	—
		(4,491,440)	4,491,440	—	—	4,491,440	4,491,440	—

SRC Worldwide, Inc.	Common Stock (5,000 shares)	—	—	100,000	8,028,000			8,028,000
		—	—	100,000	8,028,000	—	—	8,028,000

Total Control Investments		(4,491,440)	1,697,440	369,536	18,791,769	6,491,440	7,285,440	17,997,769

Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	—	—	218,436	6,249,220	23,127	—	6,272,347
	Units (318,977 units)	—	23,000	—	754,000	23,000	—	777,000
		—	23,000	218,436	7,003,220	46,127	—	7,049,347

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 2% PIK)	—	—	402,316	11,670,708	66,088	1,000,000	10,736,796
	Common Stock (84 shares)	—	(251,000)	—	2,155,000	—	251,000	1,904,000
		—	(251,000)	402,316	13,825,708	66,088	1,251,000	12,640,796

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Three Months Ended March 31, 2017

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Value
Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	$—	$(156,611)	$194,082	$4,278,000	$78,750	$4,356,750	$—
	Class A Units (15,000 units)	—	(32,000)	—	2,481,000	—	32,000	2,449,000
		—	(188,611)	194,082	6,759,000	78,750	4,388,750	2,449,000

DPII Holdings, LLC	Tranche I & II Subordinated Notes (12% Cash, 4% PIK)(5)	—	425,716	—	2,356,001	425,716	112,716	2,669,001
	Tranche III Subordinated Note (19% PIK)(5)	—	—	—	—	—	—	—
	Class A Membership Interest (17,308 units)	—	—	—	—	—	—	—
		—	425,716	—	2,356,001	425,716	112,716	2,669,001

FCL Holding SPV, LLC	Class A Interest (24,873 units)	—	(49,000)	—	645,000	—	49,000	596,000
	Class B Interest (48,427 units)	—	(101,000)	—	101,000	—	101,000	—
	Class B Interest (3,746 units)	—		—	—	—	—	—
		—	(150,000)	—	746,000	—	150,000	596,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	—	(532,317)	402,574	9,940,684	152,633	532,317	9,561,000
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	—	—	—	4,566,904	—	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	(1,000,000)	—	1,660,810	—	1,000,000	660,810
	Class C Redeemable Preferred Units (25,846 units)	—	(600,000)	—	600,000	—	600,000	—
	Class A Common Units (43,077 units)	—	—	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—	—	—
		—	(2,132,317)	402,574	16,768,398	152,633	2,132,317	14,788,714

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC)	Preferred Units (233 units)	185,133	(185,133)	—	397,000	185,133	582,133	—
	Common B Units (3,000 units)	2,087,323	(2,086,860)	—	2,110,000	2,087,323	4,197,323	—
	Common A Units (1,652 units)	1,147,007	(1,147,007)	—	1,162,000	1,147,007	2,309,007	—
		3,419,463	(3,419,000)	—	3,669,000	3,419,463	7,088,463	—

Native Maine Operations, Inc.	Senior Notes (10.1% Cash)	—	—	504,164	—	17,634,876	—	17,634,876
	Preferred Units (20,000 units)	—	—	—	—	2,000,000	—	2,000,000
		—	—	504,164	—	19,634,876	—	19,634,876

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Three Months Ended March 31, 2017

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Value
NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	$—	$—	$884,270	$22,751,190	$137,312	$—	$22,888,502
	Jr. Subordinated Note (10% PIK)	—	—	117,646	4,595,921	124,906	—	4,720,827
	Jr. Subordinated Bridge Note (20% PIK)	—	—	100,129	1,972,727	102,041	—	2,074,768
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	233,000	—	9,412,000	233,000	—	9,645,000
	Common Stock (1,668,691 shares)	—	1,491,000	—	9,779,000	1,491,000	—	11,270,000
		—	1,724,000	1,102,045	48,510,838	2,088,259	—	50,599,097

Passport Food Group, LLC	Senior Notes (10% Cash)	—	—	—	—	19,600,000	—	19,600,000
	Common Shares (20,000 shares)	—	—	—	—	2,000,000	—	2,000,000
		—	—	—	—	21,600,000	—	21,600,000

PCX Aerostructures, LLC	Subordinated Note (10.5% Cash)	—	469,004	801,239	21,960,000	492,000	—	22,452,000
	Series A Preferred Stock (6,066 shares)	—		—	—	—	—	—
	Series B Preferred Stock (411 shares)	—	—	—	—	—	—	—
	Class A Common Stock (121,922 shares)	—	—	—	—	—	—	—
		—	469,004	801,239	21,960,000	492,000	—	22,452,000

Team Waste, LLC	Preferred Units (455,000 units)	—	140,000	—	9,100,000	140,000	—	9,240,000
		—	140,000	—	9,100,000	140,000	—	9,240,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	—	—	505,196	11,837,622	148,587	—	11,986,209
	Common Units (50 units)	—	—	—	—	—	—	—
		—	—	505,196	11,837,622	148,587	—	11,986,209

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	280,813	9,521,986	38,754	62,243	9,498,497
	Preferred Units (1,685,357 units)	—	(26,000)	—	1,270,000	—	26,000	1,244,000
		—	(26,000)	280,813	10,791,986	38,754	88,243	10,742,497

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation)	Common Units (1,000,000 units)	—	—	—	—	—	—	—
		—	—	—	—	—	—	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	8,000	—	257,000	8,000	—	265,000
	Common Shares (100,000 shares)	—	(1,000)	—	301,000	—	1,000	300,000
		—	7,000	—	558,000	8,000	1,000	565,000

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Three Months Ended March 31, 2017

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—	$—	$—
	Class B Preferred Units (11,484,867 units)	—	(104,000)	—	817,000	—	104,000	713,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—	—	—
		—	(104,000)	—	817,000	—	104,000	713,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(1,552,000)	—	6,808,000	—	1,552,000	5,256,000
		—	(1,552,000)	—	6,808,000	—	1,552,000	5,256,000

Investments not held at the end of the period		113,353	—	—	—	113,353	113,353	—

Total Affiliate Investments		$3,532,816	$(5,034,208)	$4,410,865	$161,510,773	$48,452,606	$16,981,842	$192,981,537

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates Year Ended December 31, 2016

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (4.3% Cash)	$—	$—	$120,067	$2,942,769	$—	$—	$2,942,769
	Split Collateral Term Loans (8% Cash)	—	(5,010,464)	897,649	6,192,464	5,000,000	5,010,464	6,182,000
	Series F Preferred Units (705,321 units)	—	(5,221,000)	—	5,221,000	—	5,221,000	—
	Common Units (15,174 units)	—	—	333	—	—		—
		—	(10,231,464)	1,018,049	14,356,233	5,000,000	10,231,464	9,124,769

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)(5)	—	—	—	250,000	—	—	250,000
	Subordinated Note (12% Cash, 3% PIK)(5)	—	(1,728,000)	—	3,117,000	—	1,728,000	1,389,000
	Jr. Subordinated Note (15% PIK)(5)	—	—	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—	—	—
	100% Common Shares	—	—	—	—	—	—	—
		—	(1,728,000)	—	3,367,000	—	1,728,000	1,639,000

Gerli & Company	Subordinated Note (13% Cash)(5)	—	(375,000)	—	375,000	—	375,000	—
	Subordinated Note (8.5% Cash)(5)	—	(437,000)	—	437,000	—	437,000	—
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—	—	—
		—	(812,000)	—	812,000	—	812,000	—

SRC Worldwide, Inc.	Common Stock (5,000 shares)	—	1,307,000	700,000	6,921,000	1,307,000	200,000	8,028,000
		—	1,307,000	700,000	6,921,000	1,307,000	200,000	8,028,000

Total Control Investments		—	(11,464,464)	1,718,049	25,456,233	6,307,000	12,971,464	18,791,769

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	2,440,362	14,953,191	577,433	15,530,624	—
	Membership Units in LLC	3,118,958	(2,723,218)	—	5,024,000	3,118,958	8,142,958	—
		3,118,958	(2,723,218)	2,440,362	19,977,191	3,696,391	23,673,582	—

All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	—	—	—	—	6,249,220	—	6,249,220
	Units (318,977 units)	—	(39,331)	—	—	793,331	39,331	754,000
		—	(39,331)	—	—	7,042,551	39,331	7,003,220

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2016

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Value
American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 3% PIK)	$—	$—	$663,502	$7,186,235	$227,130	$7,413,365	$—
	Membership Units (8,364 units)	3,555,652	(3,251,347)	102,800	3,872,000	3,555,652	7,427,652	—
		3,555,652	(3,251,347)	766,302	11,058,235	3,782,782	14,841,017	—

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	1,757,750	11,323,440	347,268	—	11,670,708
	Common Stock (84 shares)	—	1,956,000	—	199,000	1,956,000	—	2,155,000
		—	1,956,000	1,757,750	11,522,440	2,303,268	—	13,825,708

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	—	156,611	1,480,383	14,332,445	564,627	10,619,072	4,278,000
	Class A Units (15,000 units)	—	981,000	451,128	1,500,000	981,000	—	2,481,000
		—	1,137,611	1,931,511	15,832,445	1,545,627	10,619,072	6,759,000

DPII Holdings, LLC	Tranche I & II Subordinated Notes (12% Cash, 4% PIK)(5)	—	(871,000)	115,147	3,558,804	5,708	1,208,511	2,356,001
	Tranche III Subordinated Note (19% PIK)(5)	—	(2,148,462)	—	—	2,148,462	2,148,462	—
	Class A Membership Interest (17,308 units)	—	(795,000)	—	795,000	—	795,000	—
		—	(3,814,462)	115,147	4,353,804	2,154,170	4,151,973	2,356,001

FCL Holding SPV, LLC	Class A Interest (24,873 units)	—	(416,000)	—	—	645,000	—	645,000
	Class B Interest (48,427 units)	—	101,000	—	—	101,000	—	101,000
	Class B Interest (3,746 units)	—	353,000	—	—	—	—	—
		—	38,000	—	—	746,000	—	746,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	—	—	1,599,606	9,592,545	605,281	257,142	9,940,684
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	—	—	324,995	4,566,904	—	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	—	—	1,660,810	—	—	1,660,810
	Class C Redeemable Preferred Units (25,846 units)	—	—	—	600,000	—	—	600,000
	Class A Common Units (43,077 units)	—	—	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—	—	—
		—	—	1,924,601	16,420,259	605,281	257,142	16,768,398

GenPref LLC	7.0% LLC Interest	30,823	6,762	—	16,400	37,585	53,985	—
		30,823	6,762	—	16,400	37,585	53,985	—

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC)	Preferred Units (233 units)	—	30,000	—	367,000	30,000	—	397,000
	Common B Units (3,000 units)	—	303,000	—	1,807,000	303,000	—	2,110,000
	Common A Units (1,652 units)	—	167,000	—	995,000	167,000	—	1,162,000
		—	500,000	—	3,169,000	500,000	—	3,669,000

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2016

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Value
NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	$—	$—	$3,368,353	$20,327,140	$2,424,050	$—	$22,751,190
	Jr. Subordinated Note (10% PIK)	—	—	462,929	4,126,030	469,891	—	4,595,921
	Jr. Subordinated Bridge Note (20% PIK)	—	—	244,654	—	1,972,727	—	1,972,727
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	887,000	—	8,525,000	887,000	—	9,412,000
	Common Stock (1,668,691 shares)	—	5,782,000	—	3,997,000	5,782,000	—	9,779,000
		—	6,669,000	4,075,936	36,975,170	11,535,668	—	48,510,838

PCX Aerostructures, LLC	Subordinated Note (10.5% Cash)	—	(6,001,060)	3,339,521	18,612,000	9,409,060	6,061,060	21,960,000
	Series A Preferred Stock (6,066 shares)	—	(1,912,668)	—	1,191,000	721,668	1,912,668	—
	Series B Preferred Stock (411 shares)	—	(410,514)	—	—	410,514	410,514	—
	Class A Common Stock (121,922 shares)	—	(3,626)	—	—	3,626	3,626	—
		—	(8,327,868)	3,339,521	19,803,000	10,544,868	8,387,868	21,960,000

Team Waste, LLC	Preferred Units (455,000 units)	—	—	36,000	5,500,000	3,600,000	—	9,100,000
		—	—	36,000	5,500,000	3,600,000	—	9,100,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	—	—	1,944,252	11,252,123	585,499	—	11,837,622
	Common Units (50 units)	—	(400,000)	—	400,000	—	400,000	—
		—	(400,000)	1,944,252	11,652,123	585,499	400,000	11,837,622

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	1,180,938	9,633,898	177,061	288,973	9,521,986
	Preferred Units (1,685,357 units)	—	(27,712)	33,000	1,427,000	—	157,000	1,270,000
		—	(27,712)	1,213,938	11,060,898	177,061	445,973	10,791,986

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation)	Common Units (1,000,000 units)	—	—	—	416,000	—	416,000	—
		—	—	—	416,000	—	416,000	—

UCS Super HoldCo LLC	Membership Units (1,000 units)	(2,000,000)	2,000,000	—	—	2,000,000	2,000,000	—
	Participation Interest	(626,437)	700,000	—	300,000	700,000	1,000,000	—
		(2,626,437)	2,700,000	—	300,000	2,700,000	3,000,000	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	505,252	—	446,000	265,000	454,000	257,000
	Common Shares (100,000 shares)	—	(599,000)	—	—	611,000	310,000	301,000
		—	(93,748)	—	446,000	876,000	764,000	558,000

TRIANGLE CAPITAL CORPORATION Schedule of Investments in and Advances to Affiliates — (Continued) Year Ended December 31, 2016

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2016 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—	$—	$—
	Class B Preferred Units (11,484,867 units)	—	74,000	—	743,000	74,000	—	817,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—	—	—
		—	74,000	—	743,000	74,000	—	817,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(1,528,000)	195,997	8,336,000	—	1,528,000	6,808,000
		—	(1,528,000)	195,997	8,336,000	—	1,528,000	6,808,000

Investments not held at the end of the period		319,802	—	—	—	319,802	319,802	—

Total Affiliate Investments		$4,398,798	$(7,124,313)	$19,741,317	$177,581,965	$52,826,553	$68,897,745	$161,510,773

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

This schedule should be read in conjunction with Triangle Capital Corporation's Consolidated Financial Statements for the year ended December 31, 2016, including the Consolidated Schedule of Investments as of December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended March 31, 2017, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years. In addition, our fixed debt investments typically bear interest between 10.0% and 15.0% per annum and our variable debt investments are generally LIBOR-based and typically bear interest between 8.0% and 13.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of March 31, 2017 and December 31, 2016, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 11.5% and 11.7%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 10.1% and 10.2% as of March 31, 2017 and December 31, 2016, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 10.1% and 9.7% as of March 31, 2017 and December 31, 2016, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $1.1 billion as of March 31, 2017, as compared to $1.0 billion as of December 31, 2016. As of March 31, 2017, we had investments in 92 portfolio companies with an aggregate cost of $1.2 billion. As of December 31, 2016, we had investments in 88 portfolio companies with an aggregate cost of $1.1 billion. As of both March 31, 2017 and December 31, 2016, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2017 and December 31, 2016, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2017:
Subordinated debt and 2nd lien notes	$759,242,347	64%	$698,774,893	62%
Senior debt and 1st lien notes	287,597,925	24	280,154,364	25
Equity shares	140,341,761	12	152,202,545	13
Equity warrants	3,662,717	—	2,077,000	—
	$1,190,844,750	100%	$1,133,208,802	100%
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%
Investment Activity
During the three months ended March 31, 2017, we made nine new investments totaling $146.6 million, debt investments in six existing portfolio companies totaling $14.3 million and equity investments in six existing portfolio companies totaling $0.6 million. We had three portfolio company loans repaid at par totaling $43.6 million and received normal principal repayments and partial loan prepayments totaling $3.9 million in the three months ended March 31, 2017. We converted a portion of a subordinated debt investment in one portfolio company into an equity investment and recognized a realized loss on such conversion totaling $0.3 million. We wrote off equity investments in three portfolio companies and recognized realized losses on the write-offs totaling $4.1 million and wrote off debt investments in two portfolio companies and recognized realized losses on the write-offs of $13.1 million. In addition, we received proceeds related to the sales of certain equity securities totaling $6.3 million and recognized net realized gains on such sales totaling $4.1 million in the three months ended March 31, 2017.
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
Total portfolio investment activity for the three months ended March 31, 2017 and 2016 was as follows:

Three Months Ended March 31, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	64,868,421	91,059,316	5,590,356	—	161,518,093
Proceeds from sales of investments	—	—	(6,266,765)	(33,003)	(6,299,768)
Loan origination fees received	(1,255,000)	(1,383,485)	—	—	(2,638,485)
Principal repayments received	(46,128,905)	(1,342,038)	—	—	(47,470,943)
PIK interest earned	3,041,385	336,463	—	—	3,377,848
PIK interest payments received	(2,687,416)		—	—	(2,687,416)
Accretion of loan discounts	28,786	54,694	—	—	83,480
Accretion of deferred loan origination revenue	1,092,544	256,865	—	—	1,349,409
Realized gain (loss)	(13,353,325)	—	493,363	(458,997)	(13,318,959)
Unrealized gain (loss)	3,009,036	(470,608)	(1,831,066)	681,000	1,388,362
Fair value, end of period	$698,774,893	$280,154,364	$152,202,545	$2,077,000	$1,133,208,802
Weighted average yield on debt investments at end of period(1)					11.5%
Weighted average yield on total investments at end of period(1)					10.1%
Weighted average yield on total investments at end of period					10.1%

(1)	Excludes non-accrual debt investments

Three Months Ended March 31, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	8,027,333	1,000,000	2,134,998	650,000	11,812,331
Reclassifications	6,748,247	(6,748,247)	—	—	—
Proceeds from sales of investments	—	—	(4,522,005)	(112,876)	(4,634,881)
Loan origination fees received	(274,158)	—	—	—	(274,158)
Principal repayments received	(47,493,762)	(1,492,037)	—	—	(48,985,799)
PIK interest earned	3,552,577	358,240	—	—	3,910,817
PIK interest payments received	(3,399,684)	(193,293)	—	—	(3,592,977)
Accretion of loan discounts	46,593	48,595	—	—	95,188
Accretion of deferred loan origination revenue	1,019,361	115,640	—	—	1,135,001
Realized gain (loss)	—	(1,560,322)	2,309,760	(163,224)	586,214
Unrealized gain (loss)	(3,680,421)	2,400,226	2,475,899	1,452,100	2,647,804
Fair value, end of period	$663,671,169	$126,858,066	$143,954,021	$5,493,000	$939,976,256
Weighted average yield on debt investments at end of period(1)					12.3%
Weighted average yield on total investments at end of period(1)					10.6%
Weighted average yield on total investments at end of period					10.2%

(1)	Excludes non-accrual debt investments

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2017, the fair value of our non-accrual assets was $24.5 million, which comprised 2.2% of the total fair value of our portfolio, and the cost of our non-accrual assets was $50.5 million, which comprised 4.2% of the total cost of our portfolio. As of December 31, 2016, the fair value of our non-accrual assets was $15.9 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was $38.4 million, which comprised 3.5% of the total cost of our portfolio.
Our non-accrual assets as of March 31, 2017 were as follows:
DCWV Acquisition Corporation
In September 2015, we placed our debt investments in DCWV Acquisition Corporation, or DCWV, on non-accrual status effective with the monthly payment due September 30, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in DCWV for financial reporting purposes. As of March 31, 2017, the cost of our debt investments in DCWV was $8.4 million and the fair value of such investments was $0.9 million.
DialogDirect, Inc.
In March 2017, we placed our debt investments in DialogDirect, Inc., or Dialog, on non-accrual status effective with the monthly payment due January 31, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Dialog for financial reporting purposes. As of March 31, 2017, the cost of our debt investments in Dialog was $16.0 million and the fair value of such investments was $9.4 million.
DPII Holdings, LLC
During the three months ended March 31, 2016, we placed our Tranche I & II subordinated debt investments in DPII Holdings, LLC, or Datapath, on PIK non-accrual status. During the three months ended June 30, 2016, we invested approximately $1.6 million in a Tranche III subordinated debt investment in order to provide liquidity to support Datapath. This Tranche III subordinated debt investment bears interest at a rate of 0% Cash and 19% PIK. In the three months ended June 30, 2016, we placed both our Tranche I & II subordinated debt investments and our Tranche III subordinated debt investment in Datapath on full non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Datapath for financial reporting purposes. As of March 31, 2017, the cost of our debt investments in Datapath was $5.3 million and the fair value of such investments was $2.7 million.
PowerDirect Marketing, LLC
In August 2014, we placed our debt investment in PowerDirect Marketing, LLC, or PowerDirect, on non-accrual status effective with the monthly payment due July 31, 2014. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in PowerDirect for financial reporting purposes. As of March 31, 2017, the cost of our debt investment in PowerDirect was $4.7 million and the fair value of such investment was $0.5 million.
Women's Marketing, Inc.
During the three months ended September 30, 2016, we placed our debt investment in Women's Marketing, Inc., or Women's Marketing, on PIK non-accrual status. In December 2016, we placed our debt investment in Women's Marketing on non-accrual status effective with the monthly payment due November 30, 2016. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Women's Marketing for financial reporting purposes. As of March 31, 2017, the cost of our debt investment in Women's Marketing was $16.1 million and the fair value of such investment was $11.1 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of March 31, 2017, we had a debt investment in one portfolio company (our subordinated debt in Community Intervention Services, Inc.) that was on non-accrual only with respect to the PIK interest component of the loan. As of March 31, 2017, the fair value of this debt investment was $12.4 million, or 1.1% of the total fair value of our portfolio, and the cost of this debt investment was $17.7 million, or 1.5% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended March 31, 2017 and March 31, 2016
Investment Income
For the three months ended March 31, 2017, total investment income was $30.2 million, a 13.3% increase from $26.7 million of total investment income for the three months ended March 31, 2016. This increase was primarily attributable to an increase in portfolio debt investments from March 31, 2016 to March 31, 2017, a $1.5 million increase in non-recurring dividend income and a $0.2 million increase in non-recurring fee income, partially offset by a decrease in PIK interest income due to a decrease in PIK yielding investments from March 31, 2016 to March 31, 2017, and a $0.8 million decrease in investment income relating to non-accrual assets. Non-recurring fee income was $1.5 million for the three months ended March 31, 2017, as compared to $1.3 million for the three months ended March 31, 2016. Non-recurring dividend income was $0.3 million for the three months ended March 31, 2017, as compared to ($1.2 million) for the three months ended March 31, 2016. Our net negative non-recurring dividend income during the three months ended March 31, 2016 consisted of non-recurring dividend income of approximately $0.2 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, we received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Operating Expenses
For the three months ended March 31, 2017, operating expenses decreased by 27.5% to $12.4 million from $17.1 million for the three months ended March 31, 2016. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the three months ended March 31, 2017, interest and other financing fees increased by 6.0% to $6.9 million from $6.5 million for the three months ended March 31, 2016. The increase in interest and other financing fees was related primarily to the interest and fee amortization of $0.2 million on the incremental $25.0 million of borrowings outstanding under our SBA-guaranteed debentures and an increase in interest and other financing fees of $0.1 million related to increased borrowings under our third amended and restated senior secured credit facility, or the Credit Facility.
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
For the three months ended March 31, 2017, compensation expenses decreased by 55.0% to $4.3 million from $9.5 million for the three months ended March 31, 2016. This decrease in compensation expenses was primarily related to one-time expenses associated with the retirement of our former Chief Executive Officer, Garland S. Tucker, III, from his officer positions in February 2016. Our Board of Directors, or the Board, awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him in February 2016 based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service. We recognized $5.5 million in one-time compensation expenses for the three months ended March 31, 2016 associated with Mr. Tucker's retirement.
For the three months ended March 31, 2017, general and administrative expenses increased by 11.2% to $1.2 million from $1.1 million for the three months ended March 31, 2016.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) decreased to 18.1% for the three months ended March 31, 2017 from 39.5% for the three months ended March 31, 2016.
Net Investment Income
As a result of the $3.5 million increase in total investment income and the $4.7 million decrease in operating expenses, net investment income increased by 85.7% to $17.8 million for the three months ended March 31, 2017 as compared to $9.6 million for the three months ended March 31, 2016.

Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended March 31, 2017, we recognized realized losses totaling $13.3 million, which consisted primarily of a net loss on the write-off of one control investment totaling $4.5 million and net losses on the restructuring/write-off of three non-control investments totaling $13.0 million, partially offset by a net gain on the sale of one non-control/non-affiliate investment totaling $0.6 million and net gains on the sales of three affiliate investments totaling $3.5 million. In addition, during the three months ended March 31, 2017, we recorded net unrealized appreciation totaling $2.7 million, consisting of net unrealized depreciation on our current portfolio of $9.6 million and net unrealized appreciation reclassification adjustments of $12.3 million related to the realized gains and losses noted above.
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
As a result of these events, our net increase in net assets resulting from operations was $7.2 million for the three months ended March 31, 2017, as compared to a net increase in net assets resulting from operations of $12.4 million for the three months ended March 31, 2016.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
In the future, depending on the valuation of Triangle SBIC’s assets, Triangle SBIC II's assets and Triangle SBIC III’s assets pursuant to SBA guidelines, Triangle SBIC, Triangle SBIC II and Triangle SBIC III may be limited by provisions of the Small Business Investment Act of 1958, or the Small Business Investment Act, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify as a regulated investment company, or RIC.
Cash Flows
For the three months ended March 31, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $16.5 million. During that period, our operating activities used $89.3 million in cash, consisting primarily of new portfolio investments of $161.5 million, partially offset by repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $53.8 million. In addition, our financing activities increased cash by $72.8 million, consisting primarily of proceeds from our public stock offering of $132.2 million, partially offset by cash dividends paid in the amount of $20.7 million and net repayments under the Credit Facility of $36.1 million. As of March 31, 2017, we had $90.6 million of cash and cash equivalents on hand.
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
Financing Transactions
Due to Triangle SBIC’s, Triangle SBIC II's and Triangle SBIC III’s status as licensed SBICs, Triangle SBIC, Triangle SBIC II and Triangle SBIC III have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, up to three times) the amount of its regulatory capital, which generally is the amount raised from private investors. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $350.0 million. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be prepaid at any time, without penalty. As a result of its guarantee of our SBA-guaranteed debentures, the SBA has fixed-dollar claims on the assets of Triangle SBIC, Triangle SBIC II and Triangle SBIC III that are superior to the claims of our security holders.
As of March 31, 2017, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2017 was 3.90%. As of both March 31, 2017 and December 31, 2016, all SBA-guaranteed debentures were pooled.
In May 2015, we entered the Credit Facility, which has a current commitment of $300.0 million supported by 13 financial institutions. The revolving period of the Credit Facility ends May 3, 2019 followed by a one-year amortization period with a final maturity date of May 3, 2020. We have the ability to borrow in both United States dollars as well as foreign currencies under the Credit Facility.
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
As of March 31, 2017, we had United States dollar borrowings of $69.6 million outstanding under the Credit Facility with an interest rate of 3.54% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.5 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.70%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into new collateral documents. As of March 31, 2017, we were in compliance with all covenants of the Credit Facility.
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
In February 2015, we issued $86.3 million of unsecured notes due March 2022, or the March 2022 Notes. The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15,

June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were $83.4 million.
The indenture and related supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC, and (iii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of March 31, 2017 and December 31, 2016, we were in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
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
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined by the Code. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
Recent Developments
In April 2017, we invested $5.0 million in a debt security of Constellis Holdings. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 9.0% per annum.
In May 2017, we amended our Credit Facility to, among other things, increase current commitments from $300 million to $435 million and extend the maturity by two years, such amended Credit Facility referred to herein as the Amended Credit Facility. The current commitments of $435 million are supported by a diversified group of thirteen lenders, and the Amended Credit Facility has an accordion feature that allows for an increase in commitments to up to $550 million from new and existing lenders on the same terms and conditions as the existing commitments. The revolving period of the Amended Credit Facility ends April 30, 2021 followed by a one-year amortization period with a final maturity date of April 30, 2022.

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
Our investment portfolio is comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, we determine the fair value of our investments in good faith using Level 3 inputs, pursuant to a valuation policy and process that is established by our management with the assistance of certain third-party advisors and subsequently approved by the Board. There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
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

The total number of investments and the percentage of our investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%
March 31, 2017	18	30%

(1)	Exclusive of the fair value of new investments made during the quarter.
Upon completion of the Procedures, the Valuation Firms concluded that, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appeared reasonable. The Board is ultimately responsible for determining the fair value of our investments in good faith.
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
We may have to include in our ICTI interest income, including OID income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC status, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for U.S. federal income tax purposes on previously accrued interest income will be treated as a capital loss.
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
PIK interest, which is a non-cash source of income until it is collected, is included in our taxable income and therefore affects the amount we are required to distribute to our stockholders to maintain our qualification as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2017 and December 31, 2016 were as follows:

Portfolio Company	Investment Type	March 31, 2017	December 31, 2016
Avantor Performance Materials Holdings, LLC	Delayed Draw Term Loan	$631,579	$—
Cafe Enterprises, Inc.	Second Lien Debt	500,000	—
DPII Holdings LLC	Guaranty	576,925	576,925
DLC Acquisition, LLC	Revolver	1,800,000	3,000,000
Eckler's Holdings, Inc.	Equity Investment	1,000,000	—
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	3,250,000
HKW Capital Partners IV, L.P.	Private Equity	393,144	530,032
Lakeview Health Acquisition Company	Revolver	1,387,367	1,387,367
Native Maine Operations	Revolver	1,000,000	—
Nautic Partners VII, LP	Private Equity	645,739	642,172
Nomacorc, LLC	Equity Investment	846,725	849,362
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	800,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	—	5,000,000
SCA Pharmaceuticals, LLC	Delayed Draw Term Loan	12,000,000	12,000,000
SCUF Gaming, Inc.	Revolver	2,000,000	3,500,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	18,826,531
SPC Partners V, LP	Private Equity	522,881	522,881
SPC Partners VI, LP	Private Equity	3,000,000	3,000,000
TCFI Merlin LLC ("Merlin") and TCFI CSG LLC ("CSG")	Revolver	687,790	—
Team Waste, LLC	Equity Investment	900,000	900,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Delayed Draw Term Loan	—	1,500,000
Total unused commitments to extend financing		$53,768,681	$66,885,270

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2017, we were not a party to any hedging arrangements.
As of March 31, 2017, 59.6%, or $624.4 million (at cost), of our debt portfolio investments bore interest at fixed rates and 40.4%, or $422.4 million (at cost), of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $8.4 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of March 31, 2017, we had non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.5 million United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.70%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 22, 2017, which could materially affect our business, financial condition or operating results. There have been no material changes during the three months ended March 31, 2017 to the risk factors discussed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the three months ended March 31, 2017, we issued 40,559 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued during the three months ended March 31, 2017 under the dividend reinvestment plan was approximately $0.7 million.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2017, 107,454 shares of our common stock were delivered to us at an average price per share of $19.67 in satisfaction of tax withholding obligations of holders of restricted shares issued under the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan that vested during the period. These shares are reflected in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2017	—	—	—	—
February 1 through February 28, 2017	107,454	$19.67	—	—
March 1 through March 31, 2017	—	—	—	—

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

TRIANGLE CAPITAL CORPORATION

Date:	May 3, 2017	/s/ E. Ashton Poole
E. Ashton Poole
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2017	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 3, 2017	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.