Form 10-Q
period 2017-06-30
Triangle Capital CORP
filed 2017-08-02
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on August 2, 2017 was 47,745,674.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $986,706,846 and $888,974,154 as of June 30, 2017 and December 31, 2016, respectively)	$956,156,761	$857,604,639
Affiliate investments (cost of $201,879,074 and $162,539,224 as of June 30, 2017 and December 31, 2016, respectively)	190,754,277	161,510,773
Control investments (cost of $63,696,899 and $45,418,113 as of June 30, 2017 and December 31, 2016, respectively)	22,401,769	18,791,769
Total investments at fair value	1,169,312,807	1,037,907,181
Cash and cash equivalents	64,999,516	107,087,663
Interest, fees and other receivables	9,155,222	10,189,788
Prepaid expenses and other current assets	1,933,748	1,659,570
Deferred financing fees	5,372,998	2,699,960
Property and equipment, net	96,422	106,494
Total assets	$1,250,870,713	$1,159,650,656
Liabilities:
Accounts payable and accrued liabilities	$3,589,695	$6,797,244
Interest payable	4,137,636	3,996,940
Taxes payable	—	489,691
Deferred income taxes	955,545	2,053,701
Borrowings under credit facility	125,315,242	127,011,475
Notes	163,076,680	162,755,381
SBA-guaranteed debentures payable	245,850,941	245,389,966
Total liabilities	542,925,739	548,494,398
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 47,745,674 and 40,401,292 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	47,746	40,401
Additional paid-in capital	821,351,998	686,835,054
Net investment income in excess of (less than) distributions	(150,341)	5,884,512
Accumulated realized losses	(32,361,001)	(24,211,594)
Net unrealized depreciation	(80,943,428)	(57,392,115)
Total net assets	707,944,974	611,156,258
Total liabilities and net assets	$1,250,870,713	$1,159,650,656
Net asset value per share	$14.83	$15.13

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$21,655,040	$17,486,022	$42,125,877	$35,668,676
Affiliate investments	3,879,585	3,356,738	7,251,720	6,741,107
Control investments	310,611	267,298	580,147	460,914
Total interest income	25,845,236	21,110,058	49,957,744	42,870,697
Dividend income:
Non-Control / Non-Affiliate investments	980,004	48,589	1,261,233	(1,198,171)
Affiliate investments	104,244	302,207	104,244	462,262
Control investments	—	300,000	—	300,000
Total dividend income	1,084,248	650,796	1,365,477	(435,909)
Fee and other income:
Non-Control / Non-Affiliate investments	958,416	2,452,792	2,875,654	4,076,678
Affiliate investments	171,025	226,551	471,289	536,566
Control investments	100,000	100,000	200,000	200,000
Total fee and other income	1,229,441	2,779,343	3,546,943	4,813,244
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,153,265	2,731,689	4,792,647	5,653,293
Affiliate investments	757,471	1,094,522	1,495,937	2,083,735
Total payment-in-kind interest income	2,910,736	3,826,211	6,288,584	7,737,028
Interest income from cash and cash equivalents	144,106	55,452	245,789	92,670
Total investment income	31,213,767	28,421,860	61,404,537	55,077,730
Operating expenses:
Interest and other financing fees	7,113,827	6,764,654	14,024,130	13,283,224
Compensation expenses	3,575,406	4,096,472	7,825,819	13,546,965
General and administrative expenses	1,173,572	1,221,821	2,384,193	2,310,545
Total operating expenses	11,862,805	12,082,947	24,234,142	29,140,734
Net investment income	19,350,962	16,338,913	37,170,395	25,936,996
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	5,258,024	5,621,127	(7,102,311)	6,205,914
Affiliate investments	(88,472)	(1,683,731)	3,444,344	(1,682,304)
Control investments	—	—	(4,491,440)	—
Net realized gains (losses)	5,169,552	3,937,396	(8,149,407)	4,523,610
Net unrealized depreciation:
Investments	(25,719,104)	(13,529,964)	(22,847,546)	(10,445,641)
Foreign currency borrowings	(524,975)	(59,268)	(703,767)	(911,791)
Net unrealized depreciation	(26,244,079)	(13,589,232)	(23,551,313)	(11,357,432)
Net realized and unrealized losses on investments and foreign currency borrowings	(21,074,527)	(9,651,836)	(31,700,720)	(6,833,822)
Tax benefit (provision)	(304,181)	(250)	(304,181)	10,911
Net increase (decrease) in net assets resulting from operations	$(2,027,746)	$6,686,827	$5,165,494	$19,114,085
Net investment income per share—basic and diluted	$0.41	$0.49	$0.82	$0.77
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$(0.04)	$0.20	$0.11	$0.57
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.45	$0.45	$0.90	$0.99
Total dividends/distributions per share	$0.45	$0.45	$0.90	$0.99
Weighted average shares outstanding—basic and diluted	47,695,007	33,584,466	45,232,916	33,532,406
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Depreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2015	33,375,126	$33,375	$549,242,439	$16,127,141	$(25,813,329)	$(31,221,871)	$508,367,755
Net investment income	—	—	—	25,936,996	—	—	25,936,996
Stock-based compensation	—	—	5,886,490	—	—	—	5,886,490
Realized gain (loss) on investments	—	—	—	—	4,523,610	(4,650,931)	(127,321)
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(6,706,501)	(6,706,501)
Tax benefit	—	—	—	10,911	—	—	10,911
Dividends / distributions	82,848	82	1,590,073	(33,223,739)	—	—	(31,633,584)
Issuance of restricted stock	364,605	365	(365)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(192,384)	(192)	(3,483,882)	—	—	—	(3,484,074)
Balance, June 30, 2016	33,630,195	$33,630	$553,234,755	$8,851,309	$(21,289,719)	$(42,579,303)	$498,250,672

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of (Less Than) Distributions	Accumulated Realized Losses on Investments	Net Unrealized Depreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2016	40,401,292	$40,401	$686,835,054	$5,884,512	$(24,211,594)	$(57,392,115)	$611,156,258
Net investment income	—	—	—	37,170,395	—	—	37,170,395
Stock-based compensation	—	—	2,975,888	—	—	—	2,975,888
Realized gain (loss) on investments	—	—	—	—	(8,149,407)	9,943,707	1,794,300
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(33,495,020)	(33,495,020)
Tax provision	—	—	—	(304,181)	—	—	(304,181)
Dividends / distributions	91,366	91	1,637,467	(42,901,067)	—	—	(41,263,509)
Public offering of common stock	7,000,000	7,000	132,017,463	—	—	—	132,024,463
Issuance of restricted stock	360,470	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(107,454)	(107)	(2,113,513)	—	—	—	(2,113,620)
Balance, June 30, 2017	47,745,674	$47,746	$821,351,998	$(150,341)	$(32,361,001)	$(80,943,428)	$707,944,974

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,165,494	$19,114,085
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(250,992,360)	(75,444,437)
Repayments received/sales of portfolio investments	88,758,765	119,484,196
Loan origination and other fees received	3,830,367	1,622,991
Net realized (gain) loss on investments	8,149,407	(4,523,610)
Net unrealized depreciation on investments	23,945,702	10,058,066
Net unrealized depreciation on foreign currency borrowings	703,767	911,791
Deferred income taxes	(1,098,156)	387,577
Payment-in-kind interest accrued, net of payments received	(2,717,697)	(1,993,156)
Amortization of deferred financing fees	1,214,363	1,069,711
Accretion of loan origination and other fees	(2,234,150)	(2,550,623)
Accretion of loan discounts	(145,660)	(199,697)
Accretion of discount on SBA-guaranteed debentures payable	—	31,899
Depreciation expense	35,312	33,432
Stock-based compensation	2,975,888	5,886,490
Changes in operating assets and liabilities:
Interest, fees and other receivables	1,034,566	(4,533,464)
Prepaid expenses and other current assets	(274,178)	(956,646)
Accounts payable and accrued liabilities	(3,207,549)	(4,089,336)
Interest payable	140,696	127,007
Taxes payable	(489,691)	(735,498)
Net cash provided by (used in) operating activities	(125,205,114)	63,700,778
Cash flows from investing activities:
Purchases of property and equipment	(25,240)	(47,254)
Net cash used in investing activities	(25,240)	(47,254)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	—	32,800,000
Repayments of SBA-guaranteed debentures payable	—	(7,800,000)
Borrowings under credit facility	83,700,000	68,901,849
Repayments of credit facility	(86,100,000)	(49,000,000)
Financing fees paid	(3,105,127)	(1,123,400)
Net proceeds related to public offering of common stock	132,024,463	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,113,620)	(3,484,074)
Cash dividends/distributions paid	(41,263,509)	(31,633,584)
Net cash provided by financing activities	83,142,207	8,660,791
Net increase (decrease) in cash and cash equivalents	(42,088,147)	72,314,315
Cash and cash equivalents, beginning of period	107,087,663	52,615,418
Cash and cash equivalents, end of period	$64,999,516	$124,929,733
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,126,129	$11,625,782
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$1,637,558	$1,590,155

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
ACA Holdings LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		$2,000,000	$—
				2,000,000	—

Access Medical Acquisition, Inc. (2%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	13,611,225	13,611,225
		Class A Units (1,500,000 units)		901,026	3,382,000
			13,819,514	14,512,251	16,993,225

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	1,512,000
				2,000,000	1,512,000

Agilex Flavors & Fragrances, Inc. (3%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, Due 11/21)	13,168,124	13,057,984	13,168,124
		Common Units (1,250 units)		1,250,000	7,096,000
			13,168,124	14,307,984	20,264,124

AM General, LLC (4%)*	Defense Manufacturing	Senior Note (8.3% Cash, Due 12/21)	9,500,000	9,362,397	9,455,000
		Second Lien Term Note (12.8% Cash, Due 06/22)	20,000,000	19,439,081	19,736,000
			29,500,000	28,801,478	29,191,000

Avantor Performance Materials Holdings, LLC (2%)*	Life Sciences and Advanced Technologies	Second Lien Term Note (9.3% Cash, Due 03/25)	15,000,000	14,853,217	15,081,000
			15,000,000	14,853,217	15,081,000

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	1,759,000
				1,300,000	1,759,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Second Lien Term Notes (12.2% Cash, Due 03/21)	13,500,000	13,350,486	11,727,000
		Delayed Draw Term Note (12.2% Cash, Due 03/21)	1,500,000	1,500,000	1,500,000
		Limited Partnership Interest		1,498,500	155,000
			15,000,000	16,348,986	13,382,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Second Lien Term Note (10% Cash, Due 03/19)	500,000	500,000	500,000
		Subordinated Note (7% Cash, 7% PIK, Due 09/19)(5)	14,378,444	13,999,989	10,139,000
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			14,878,444	15,499,989	10,639,000

Captek Softgel International, Inc. (2%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,582,226	15,348,620	15,348,620
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,582,226	16,848,620	16,848,620

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	957,000
				119,735	957,000

Centerfield Media Holding Company (0%)*	Digital Marketing	Common Shares (500 shares)		500,000	1,110,000
				500,000	1,110,000

CIBT Global, Inc. (1%)*	Provider of Mobility Services	Second Lien Term Note (8.8% Cash, Due 06/25)	10,000,000	9,900,000	9,900,000
			10,000,000	9,900,000	9,900,000

Community Intervention Services, Inc. (1%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (6)	19,642,239	17,732,558	10,391,000
			19,642,239	17,732,558	10,391,000

Constellis Holdings, LLC (1%)*	Provider or Security and Risk Services	Second Lien Term Note (10.2% Cash, Due 04/25)	5,000,000	4,926,558	4,926,558
			5,000,000	4,926,558	4,926,558

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		1,500,000	1,927,000
				1,500,000	1,927,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	1,027,000
				1,000,000	1,027,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Del Real, LLC (2%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	$13,743,172	$13,743,172
		Class A Units (3,000,000 units)		3,000,000	3,477,000
			14,000,000	16,743,172	17,220,172

Dimora Brands, Inc. (2%)*	Hardware Designer and Distributor	Second Lien Term Note (11.2% Cash, Due 10/23)	12,500,000	12,279,932	12,525,000
			12,500,000	12,279,932	12,525,000

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	22,250,000	22,032,962	22,032,962
		Senior Note (10% Cash, 2% PIK, Due 12/20)	17,100,429	16,926,727	16,926,727
			39,350,429	38,959,689	38,959,689

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (10.5% Cash, 1.5% PIK, Due 08/20)	4,628,703	4,601,457	4,601,457
		Series A Units (600,000 units)		600,000	698,000
			4,628,703	5,201,457	5,299,457

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (8% Cash, 7.5% PIK, Due 03/19)(5)	12,871,305	12,582,117	9,202,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (702 shares)		435,127	—
			12,871,305	14,796,932	9,202,000

Fridababy Holdings, LLC (3%)*	Baby Products	Subordinated Notes (10.0% Cash, Due 10/21)	23,000,000	22,595,385	22,595,385
		Class B Units (4,500 units)		273,401	317,000
			23,000,000	22,868,786	22,912,385

FrontStream Holdings, LLC (2%)*	Payment and Donation Management Product Service Provider	Subordinated Note (13% Cash, Due 12/20)	13,375,000	13,266,643	11,804,000
		Series C-2 Preferred Shares (500 shares)		500,000	141,000
			13,375,000	13,766,643	11,945,000

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,432,417	4,750,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,182,417	4,750,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,951,763	13,951,763	13,951,763
			13,951,763	13,951,763	13,951,763

GST AutoLeather, Inc. (3%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	23,364,657	23,073,507	19,275,000
			23,364,657	23,073,507	19,275,000

Halo Branded Solutions, Inc. (2%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	10,462,805	10,257,520	10,257,520
		Class A1 Units (2,600 units)		2,600,000	3,743,000
			10,462,805	12,857,520	14,000,520

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		987,379	1,643,000
				987,379	1,643,000

HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	26,527,346	26,281,681	26,281,681
			26,527,346	26,281,681	26,281,681

ICP Industrial, Inc. (3%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.7% Cash, Due 04/22)	7,500,000	7,440,138	7,440,138
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,129,065	7,996,331	7,996,331
		Subordinated Notes (14% PIK, Due 10/22)	6,156,839	6,105,385	6,105,385
		Class A Units (1,289 units)		1,751,483	1,699,000
			21,785,904	23,293,337	23,240,854

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,262,000
				853,500	1,262,000

IPS Structural Adhesives Holdings, Inc. (2%)*	Specialty Adhesives and Plumbing Products Manufacturer	Second Lien Term Note (10.5% Cash, Due 12/24)	15,000,000	14,712,356	14,994,000
			15,000,000	14,712,356	14,994,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Keystone Peer Review Organization, Inc. (0%)*	Health Care - Managed Care	Second Lien Term Note (10.3% Cash, Due 05/25)	$3,000,000	$2,941,233	$2,941,233
			3,000,000	2,941,233	2,941,233

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,806,755	27,312,088	27,312,088
			27,806,755	27,312,088	27,312,088

K-Square Restaurant Partners, LP (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,317,000
				638,260	3,317,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (7.9% Cash, Due 12/21)	18,519,569	18,336,295	18,336,295
		Common Stock (2,000 shares)		2,000,000	1,342,000
			18,519,569	20,336,295	19,678,295

Lighting Retrofit International, LLC (3%)*	Energy Services Contracting Firm	Senior Secured Term Note (10.6% Cash, Due 06/22)	18,500,000	18,176,250	18,176,250
		Series B Preferred Units (238,095 units)		300,000	300,000
			18,500,000	18,476,250	18,476,250

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,541,519	5,626,000
		Membership Units (1,216,204 units)		1,176,957	439,000
			6,545,455	7,718,476	6,065,000

MIC Holding LLC (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,221,000
		Common Units (30,000 units)		30,000	8,463,000
				1,500,000	11,684,000

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	24,805,960	24,742,254	24,742,254
		Class A-2 Common Units (1,979,524 units)		2,019,693	2,266,000
			24,805,960	26,761,947	27,008,254

Motor Vehicle Software Corporation (3%)*	Provider of EVR Services	Subordinated Note (10% Cash, 0.5% PIK, Due 03/21)	20,296,026	20,000,623	20,000,623
		Class A Units (1,000,000 units)		1,087,460	1,450,000
			20,296,026	21,088,083	21,450,623

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		1,180,910	1,715,000
				1,180,910	1,715,000

Nomacorc, LLC (2%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	21,112,716	20,837,158	17,120,000
		Limited Partnership Interest		2,158,548	—
			21,112,716	22,995,706	17,120,000

Orchid Underwriters Agency, LLC (1%)*	Insurance Underwriter	Subordinated Note (10% Cash, 1.5% PIK, Due 03/23)	2,611,381	2,560,989	2,560,989
		Subordinated Note (13.5% PIK, Due 03/24)	935,599	917,995	917,995
		Class A Preferred Units (15,000 units)		338,158	897,000
		Class A Common Units (15,000 units)		—	1,142,000
			3,546,980	3,817,142	5,517,984

Pike Corporation (0%)*	Provider of Energy Infrastructure Solutions	Subordinated Note (9.1% Cash, Due 09/24)	1,000,000	990,237	1,005,000
			1,000,000	990,237	1,005,000

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (9.6% Cash, Due 11/24)	15,000,000	14,784,661	15,079,000
			15,000,000	14,784,661	15,079,000

REP WWEX Acquisition Parent, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (9.8% Cash, Due 02/25)	15,000,000	14,784,561	15,015,000
			15,000,000	14,784,561	15,015,000

RMP Group, Inc. (2%)*	Provider of RCM Services to Hospitals and Physician Groups	Subordinated Note (10.5% Cash, 1% PIK, Due 09/22)	10,033,171	9,840,004	9,840,004
		Units (1,000 units)		1,000,000	1,000,000
			10,033,171	10,840,004	10,840,004

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Rotolo Consultants, Inc. (1%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	$7,516,932	$7,404,497	$7,404,497
		Series A Preferred Units (39 units)		3,654,253	2,738,000
			7,516,932	11,058,750	10,142,497

SCA Pharmaceuticals, LLC (1%)*	Provider of Pharmaceutical Products	Subordinated Note (10.2% Cash, Due 12/20)	6,500,000	6,383,583	6,383,583
			6,500,000	6,383,583	6,383,583

Schweiger Dermatology Group, LLC (3%)*	Provider of Dermatology Services	Senior Notes (9.7% Cash, Due 06/22)	20,000,000	19,625,000	19,625,000
			20,000,000	19,625,000	19,625,000

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (9.6% Cash, Due 12/21)	25,008,000	24,547,965	24,547,965
		Revolver Loan (9.6% Cash, Due 06/18)	1,500,000	1,500,000	1,500,000
		Common Stock (27,112 shares)		742,000	742,000
			26,508,000	26,789,965	26,789,965

Smile Brands, Inc. (3%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,567,750	22,162,157	22,162,157
		Class A Units (3,000 units)		3,000,000	2,081,000
			22,567,750	25,162,157	24,243,157

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		2,155,116	2,309,000
				2,155,116	2,309,000

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,042	15,993,111	12,969,054
		Class C Partnership Units (2,000,000 units)		1,937,421	3,376,000
			16,110,042	17,930,532	16,345,054

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,900,018	10,786,521	10,786,521
		Limited Partnership Interest		925,000	1,503,000
			10,900,018	11,711,521	12,289,521

Tax Advisors Group, LLC (2%)*	Tax Advisory Services	Subordinated Note (10% Cash, 2% PIK, Due 12/22)	12,403,444	12,155,444	12,155,444
		Class A Units (386 units)		1,458,824	1,458,824
			12,403,444	13,614,268	13,614,268

TCFI Merlin LLC ("Merlin") and TCFI CSG LLC ("CSG") (3%)*	Specialty Staffing Service Provider	Senior Notes (9.6% Cash Due 09/19)	20,716,726	20,421,314	20,421,314
		Limited Partnership Units - Merlin (500,500 units)		285,485	286,000
		Class A Units - CSG (100,000 units)		100,000	255,000
			20,716,726	20,806,799	20,962,314

The Cook & Boardman Group, LLC (2%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	15,027,441	14,868,544	14,868,544
		Class A Units (1,400,000 units)		1,400,000	2,602,000
			15,027,441	16,268,544	17,470,544

Tosca Services, LLC (4%)*	Perishable Food Supply Chain Management	Senior Note (10.6% Cash, Due 12/20)	28,754,237	28,474,635	28,474,635
			28,754,237	28,474,635	28,474,635

Trademark Global LLC (2%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,596,961	14,596,961
		Class A Units (1,500,000 units)		1,500,000	1,792,000
		Class B Units (1,500,000 units)		—	—
			14,800,000	16,096,961	16,388,961

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,228,134	10,035,036	10,035,036
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	9,058,027	8,884,239	8,953,300
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,425,000
			19,286,161	20,919,275	21,413,336

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	$12,888,924	$12,888,923	$12,888,923
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A Common Units (177,935 units)		1,999,989	832,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	197,000
			12,888,924	15,864,353	14,054,923

Vantage Mobility International, LLC (4%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.2% Cash, Due 09/21)	29,350,000	28,833,436	28,833,436
		Class A Units (1,750,000 units)		1,750,000	1,528,000
			29,350,000	30,583,436	30,361,436

Water Pik, Inc. (4%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.9% Cash, Due 01/21)	29,623,962	29,313,838	29,623,962
			29,623,962	29,313,838	29,623,962

Wheel Pros Holdings, Inc. (2%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,631,284	13,631,284
		Class A Units (2,000 units)		1,954,144	2,112,000
			13,822,500	15,585,428	15,743,284

Women's Marketing, Inc. (1%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	17,958,034	16,141,439	5,099,000
		Class A Common Units (16,300 units)		1,630,000	—
			17,958,034	17,771,439	5,099,000

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,121 points)		3,089,581	3,042,000
				3,089,581	3,042,000

YummyEarth Inc. (3%)*	Organic Candy Manufacturer	Senior Notes (9.7% Cash, Due 08/20)	25,750,000	25,421,323	23,728,000
		Limited Partnership Interest		3,496,500	—
			25,750,000	28,917,823	23,728,000

Subtotal Non–Control / Non–Affiliate Investments			926,521,891	986,706,846	956,156,761

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,465,926	6,295,721	6,295,721
		Units (318,977 units)		793,331	732,000
			6,465,926	7,089,052	7,027,721

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 03/18)	10,809,430	10,809,430	10,809,430
		Common Stock (84 shares)		502,320	1,928,000
			10,809,430	11,311,750	12,737,430

Consolidated Lumber Holdings, LLC (0%)*	Lumber Yard Operator	Class A Units (15,000 units)		1,500,000	2,531,000
				1,500,000	2,531,000

DPII Holdings, LLC (0%)*	Satellite Communication Business	Tranche III Subordinated Note (19% PIK, Due 01/18)(6)	2,648,208	2,148,462	2,148,000
		Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 01/18)(6)	3,820,653	2,999,169	530,000
		Class A Membership Interest (17,308 units)		1,107,692	—
			6,468,861	6,255,323	2,678,000

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	608,000
		Class B Interest (48,427 units)		—	—
		Class C Interest (3,746 units)		—	—
				292,000	608,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Frank Entertainment Group, LLC (2%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	$10,328,791	$10,289,888	$9,212,000
		Second Lien Term Note (10% Cash, Due 09/18)	1,200,000	1,200,000	1,026,000
		Class A Redeemable Preferred Units (196,718 units)		3,934,666	1,074,000
		Class B Redeemable Preferred Units (18,667 units)		433,334	—
		Class C Redeemable Preferred Units (25,846 units)		600,000	—
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			11,528,791	18,089,888	11,312,000

Native Maine Operations, Inc. (3%)*	Fresh Foodservice Distributor	Senior Notes (10.2% Cash, Due 01/22)	18,000,000	17,650,124	17,650,124
		Series A Preferred Units (20,000 units)		2,000,000	2,000,000
			18,000,000	19,650,124	19,650,124

NB Products, Inc. (8%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	23,336,946	23,027,071	23,027,071
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,944,063	4,848,855	4,848,855
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,207,851	2,181,873	2,181,873
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	9,885,000
		Common Stock (1,668,691 shares)		333,738	13,154,000
			30,488,860	38,013,185	53,096,799

Passport Food Group, LLC (3%)*	Manufacturer of Ethnic Food Products	Senior Notes (10.2% Cash, Due 03/22)	20,000,000	19,615,658	19,615,658
		Common Shares (20,000 shares)		2,000,000	2,000,000
			20,000,000	21,615,658	21,615,658

PCX Aerostructures, LLC (3%)*	Aerospace Component Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)	29,647,359	29,194,776	22,981,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			29,647,359	35,701,391	22,981,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (500,000 units)		10,000,000	10,000,000
				10,000,000	10,000,000

Technology Crops, LLC (1%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 09/17)	12,138,340	12,138,340	9,909,000
		Common Units (50 units)		500,000	—
			12,138,340	12,638,340	9,909,000

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,598,375	9,475,545	9,475,545
		Preferred Units (1,685,357 units)		1,556,069	1,342,000
			9,598,375	11,031,614	10,817,545

Tulcan Fund IV, L.P. (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	268,000
		Common Shares (100,000 shares)		1,000,000	249,000
				1,205,748	517,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	618,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	618,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	4,655,000
				—	4,655,000

Subtotal Affiliate Investments			155,145,942	201,879,074	190,754,277

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)

Control Investments:
CRS Reprocessing, LLC (0%)*	Fluid Reprocessing Services	Senior Notes (4.7% Cash, Due 06/17)	$2,942,769	$2,942,769	$2,942,769
		Split Collateral Term Loans (8% Cash, Due 06/17)	13,942,464	13,942,464	304,000
		Series F Preferred Units (705,321 units)		9,134,807	—
		Common Units (15,174 units)		—	—
			16,885,233	26,020,040	3,246,769

DCWV Acquisition Corporation (0%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 12/19)(6)	314,591	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 12/19)(6)	8,724,257	6,178,633	513,000
		Jr. Subordinated Note (15% PIK, Due 12/19)(6)	2,630,789	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			11,669,637	9,628,633	763,000

DialogDirect, Inc. (1%)*	Business Process Outsourcing Provider	Subordinated Notes (8% PIK, Due 10/19)(6)	20,581,432	20,020,226	10,508,000
		Class A Common Units (1,176,500 units)		—	—
			20,581,432	20,020,226	10,508,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	7,884,000
				8,028,000	7,884,000

Subtotal Control Investments			49,136,302	63,696,899	22,401,769

Total Investments, June 30, 2017 (165%)*			$1,130,804,135	$1,252,282,819	$1,169,312,807

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 2.6% of total investments at fair value as of June 30, 2017. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(5)	PIK non-accrual investment

(6)	Non-accrual investment

(7)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
ACA Holdings LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		$2,000,000	$1,242,000
				2,000,000	1,242,000

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	13,593,292	13,593,292
		Class A Units (1,500,000 units)		901,026	3,618,000
			13,819,514	14,494,318	17,211,292

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	2,000,000
				2,000,000	2,000,000

Agilex Flavors & Fragrances, Inc. (2%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, Due 11/21)	13,168,124	13,048,983	13,048,983
		Common Units (1,250 units)		1,250,000	2,227,000
			13,168,124	14,298,983	15,275,983

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	4,266,000
				630,134	4,266,000

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,112,935	4,075,177	4,075,177
			4,112,935	4,075,177	4,075,177

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	1,767,000
				1,300,000	1,767,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Subordinated Notes (12% Cash, Due 03/21)	13,500,000	13,334,260	12,320,000
		Limited Partnership Interest		1,498,500	721,000
			13,500,000	14,832,760	13,041,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (7% Cash, 7% PIK, Due 09/19)	13,882,800	13,743,461	10,331,000
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			13,882,800	14,743,461	10,331,000

Capital Contractors, Inc. (0%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 6/20)	9,843,542	9,711,658	—
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,203,658	—

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,407,336	15,150,497	15,150,497
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,407,336	16,650,497	16,650,497

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	264,000
				119,735	264,000

Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	18,857,978	18,567,590	19,235,000
		Common Shares (1,000 shares)		1,000,000	2,220,000
			18,857,978	19,567,590	21,455,000

Community Intervention Services, Inc. (2%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (5)	18,736,265	17,717,756	14,134,000
			18,736,265	17,717,756	14,134,000

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,406,749	15,406,749
		Preferred Stock (703 shares)		554,458	835,000
		Common Stock (1,000,000 shares)		100,000	353,000
			15,505,583	16,061,207	16,594,749

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		$1,500,000	$2,076,000
				1,500,000	2,076,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	940,000
				1,000,000	940,000

Del Real, LLC (2%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,727,515	13,727,515
		Class A Units (3,000,000 units)		3,000,000	3,000,000
			14,000,000	16,727,515	16,727,515

DialogDirect, Inc. (2%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	16,126,541	16,020,226	11,994,000
			16,126,541	16,020,226	11,994,000

Dimora Brands, Inc. (2%)*	Hardware Designer and Distributor	Subordinated Note (11% Cash, Due 10/23)	12,500,000	12,267,514	12,267,514
			12,500,000	12,267,514	12,267,514

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (10% Cash, Due 12/20)	21,312,500	21,047,577	21,047,577
		Senior Note (10% Cash, 2% PIK, Due 12/20)	16,929,763	16,735,793	16,735,793
			38,242,263	37,783,370	37,783,370

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/19)	7,531,330	7,474,744	7,474,744
		Series A Units (600,000 units)		600,000	739,000
			7,531,330	8,074,744	8,213,744

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,941,563	9,882,596	8,396,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	—
			9,941,563	11,847,411	8,396,000

Fresh-G Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

Flowchem Holdings LLC (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	2,552,000
				782,356	2,552,000

Fridababy Holdings, LLC (4%)*	Baby Products	Senior Notes (10% Cash, Due 10/21)	23,000,000	22,558,007	22,558,007
		Class B Units (4,500 units)		273,401	273,401
			23,000,000	22,831,408	22,831,408

FrontStream Holdings, LLC (2%)*	Payment and Donation Management Product Service Provider	Subordinated Note (12.5% Cash, Due 12/20)	13,375,000	13,254,632	12,643,000
		Series C-2 Preferred Shares (500 shares)		500,000	435,000
			13,375,000	13,754,632	13,078,000

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,418,332	6,771,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,168,332	6,771,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,675,353	13,675,353	13,675,353
			13,675,353	13,675,353	13,675,353

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	23,131,473	22,812,032	22,812,032
			23,131,473	22,812,032	22,812,032

Halo Branded Solutions, Inc. (2%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	10,410,398	10,190,992	10,190,992
		Class A1 Units (2,600 units)		2,600,000	3,308,000
			10,410,398	12,790,992	13,498,992

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		835,283	1,231,000
				835,283	1,231,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	$26,131,706	$25,854,767	$25,854,767
			26,131,706	25,854,767	25,854,767

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Subordinated Note (9.5% Cash, Due 04/22)	7,500,000	7,435,556	7,435,556
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,088,123	7,946,278	7,946,278
		Subordinated Notes (14% PIK, Due 10/22)	5,743,159	5,688,352	5,688,352
		Class A Units (1,289 units)		1,751,483	1,929,000
			21,331,282	22,821,669	22,999,186

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,527,000
				853,500	1,527,000

IPS Structural Adhesives Holdings, Inc. (2%)*	Specialty Adhesives and Plumbing Products Manufacturer	Second Lien Term Note (10.5% Cash, Due 12/24)	15,000,000	14,700,000	14,700,000
			15,000,000	14,700,000	14,700,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,668,623	27,135,218	27,135,218
			27,668,623	27,135,218	27,135,218

K-Square Restaurant Partners, LP (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,830,000
				638,260	3,830,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (7.8% Cash, Due 12/21)	18,612,633	18,412,633	18,412,633
		Common Stock (2,000 shares)		2,000,000	2,000,000
			18,612,633	20,412,633	20,412,633

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,533,934	5,055,000
		Membership Units (1,216,204 units)		1,176,957	260,000
			6,545,455	7,710,891	5,315,000

MIC Holding LLC (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,012,000
		Common Units (30,000 units)		30,000	8,837,000
				1,500,000	11,849,000

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	24,435,074	24,342,230	24,342,230
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,875,000
			24,435,074	26,361,923	26,217,230

Motor Vehicle Software Corporation (3%)*	Provider of EVR Services	Subordinated Note (10% Cash, 0.5% PIK, Due 03/21)	20,245,100	19,917,945	19,917,945
		Class A Units (1,000,000 units)		1,076,210	1,372,000
			20,245,100	20,994,155	21,289,945

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		1,093,312	1,520,000
				1,093,312	1,520,000

Nomacorc, LLC (3%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	20,875,890	20,572,926	16,597,000
		Limited Partnership Interest		2,150,637	—
			20,875,890	22,723,563	16,597,000

Orchid Underwriters Agency, LLC (4%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	21,409,670	21,125,036	21,125,036
		Class A Preferred Units (15,000 units)		1,500,000	1,972,000
		Class A Common Units (15,000 units)		—	1,624,000
			21,409,670	22,625,036	24,721,036

PowerDirect Marketing, LLC (0%)*	Marketing Services	Senior Note (13% Cash, 2% PIK, Due 06/17)(6)	8,573,531	5,077,482	850,000
		Common Unit Purchase Warrants		590,200	—
			8,573,531	5,667,682	850,000

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (9.5% Cash, Due 11/24)	15,000,000	14,775,000	14,775,000
			15,000,000	14,775,000	14,775,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		$111,000	$111,000
				111,000	111,000

Rotolo Consultants, Inc. (1%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	$6,904,210	6,792,686	6,792,686
		Series A Preferred Units (39 units)		3,654,253	1,671,000
			6,904,210	10,446,939	8,463,686

SCA Pharmaceuticals, LLC (0%)*	Provider of Pharmaceutical Products	Subordinated Note (10% Cash, Due 12/20)	3,000,000	2,700,000	2,700,000
			3,000,000	2,700,000	2,700,000

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (9.5% Cash, Due 12/21)	25,008,000	24,507,840	24,507,840
		Common Stock (27,112 shares)		742,000	742,000
			25,008,000	25,249,840	25,249,840

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,341,283	21,910,129	21,910,129
		Class A Units (3,000 units)		3,000,000	3,000,000
			22,341,283	24,910,129	24,910,129

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,922,865	2,019,000
				1,922,865	2,019,000

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,042	15,966,524	12,524,143
		Class C Partnership Units (2,000,000 units)		1,937,421	2,813,000
			16,110,042	17,903,945	15,337,143

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,737,451	10,606,430	10,606,430
		Limited Partnership Interest		925,000	1,310,000
			10,737,451	11,531,430	11,916,430

TCFI Merlin LLC (2%)*	Specialty Staffing Service Provider	Senior Notes (10% Cash, 1% PIK, Due 09/19)	13,396,027	13,212,935	13,212,935
		Limited Partnership Units (500,500 units)		500,000	578,000
			13,396,027	13,712,935	13,790,935

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,840,320	14,656,890	14,656,890
		Class A Units (1,400,000 units)		1,400,000	2,663,000
			14,840,320	16,056,890	17,319,890

Trademark Global LLC (3%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,584,165	14,584,165
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	—
			14,800,000	16,084,165	16,084,165

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,126,055	9,919,675	9,919,675
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	8,970,540	8,784,798	8,562,599
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,077,000
			19,096,595	20,704,473	20,559,274

United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	12,758,807	12,686,184	12,686,184
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A Common Units (177,935 units)		1,999,989	1,767,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	361,000
			12,758,807	15,661,614	14,951,184

Vantage Mobility International, LLC (5%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.2% Cash, Due 09/21)	29,350,000	28,785,893	28,785,893
		Class A Units (1,750,000 units)		1,750,000	1,750,000
			29,350,000	30,535,893	30,535,893

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Water Pik, Inc. (5%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (9.8% Cash, Due 01/21)	$31,150,970	$30,769,847	$30,769,847
			31,150,970	30,769,847	30,769,847

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (11% Cash, Due 06/20)	13,822,500	13,605,040	13,605,040
		Class A Units (2,000 units)		1,954,144	1,954,000
			13,822,500	15,559,184	15,559,040

Women's Marketing, Inc. (2%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	16,868,045	16,141,439	11,093,000
		Class A Common Units (16,300 units)		1,630,000	—
			16,868,045	17,771,439	11,093,000

WSO Holdings, LP (1%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	3,576,000
				3,000,000	3,576,000

YummyEarth Inc. (3%)*	Organic Candy Manufacturer	Senior Notes (9.5% Cash, Due 08/20)	22,000,000	21,565,471	19,564,000
		Limited Partnership Interest		3,496,500	—
			22,000,000	25,061,971	19,564,000

Subtotal Non–Control / Non–Affiliate Investments			825,243,841	888,974,154	857,604,639

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,433,333	6,249,220	6,249,220
		Units (318,977 units)		793,331	754,000
			6,433,333	7,042,551	7,003,220

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 03/18)	11,670,708	11,670,708	11,670,708
		Common Stock (84 shares)		502,320	2,155,000
			11,670,708	12,173,028	13,825,708

Consolidated Lumber Company LLC (1%)*	Lumber Yard Operator	Subordinated Note (10% Cash, 2% PIK, Due 09/20)	4,193,848	4,121,389	4,278,000
		Class A Units (15,000 units)		1,500,000	2,481,000
			4,193,848	5,621,389	6,759,000

DPII Holdings, LLC (0%)*	Satellite Communication Business	Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 01/18)(6)	3,744,709	3,227,001	2,356,001
		Tranche III Subordinated Note (19% PIK, Due 01/18)(6)	2,408,752	2,148,462	—
		Class A Membership Interest (17,308 units)		1,107,692	—
			6,153,461	6,483,155	2,356,001

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	645,000
		Class B Interest (48,427 units)		—	101,000
		Class C Interest (3,746 units)		—	—
				292,000	746,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (10% Cash, 5.8% PIK, Due 06/18)	9,997,644	9,940,684	9,940,684
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,997,644	16,540,684	16,768,398

MS Bakery Holdings, Inc. (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	397,000
		Common B Units (3,000 units)		23,140	2,110,000
		Common A Units (1,652 units)		14,993	1,162,000
				250,000	3,669,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (8%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,105,315	$22,751,190	$22,751,190
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,705,830	4,595,921	4,595,921
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,002,586	1,972,727	1,972,727
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	9,412,000
		Common Stock (1,668,691 shares)		333,738	9,779,000
			29,813,731	37,275,224	48,510,838

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)	29,647,359	29,148,152	21,960,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			29,647,359	35,654,767	21,960,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (455,000 units)		9,100,000	9,100,000
				9,100,000	9,100,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 09/17)	11,837,622	11,837,622	11,837,622
		Common Units (50 units)		500,000	—
			11,837,622	12,337,622	11,837,622

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,674,276	9,521,986	9,521,986
		Preferred Units (1,685,357 units)		1,556,069	1,270,000
			9,674,276	11,078,055	10,791,986

Tulcan Fund IV, L.P. (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	257,000
		Common Shares (100,000 shares)		1,000,000	301,000
				1,205,748	558,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	817,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	817,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	6,808,000
				—	6,808,000

Subtotal Affiliate Investments			119,421,982	162,539,224	161,510,773

Control Investments:
CRS Reprocessing, LLC (1%)*	Fluid Reprocessing Services	Senior Notes (4.3% Cash, Due 06/17)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (8% Cash, Due 06/17)	11,192,464	11,192,464	6,182,000
		Series F Preferred Units (705,321 units)		9,134,807	—
		Common Units (15,174 units)		—	—
			14,135,233	23,270,040	9,124,769

DCWV Acquisition Corporation (0%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 12/19)(6)	291,875	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 12/19)(6)	8,090,699	6,178,633	1,389,000
		Jr. Subordinated Note (15% PIK, Due 12/19)(6)	2,440,829	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			10,823,403	9,628,633	1,639,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 1/17)(6)	$648,527	$375,000	$—
		Subordinated Note (8.5% Cash, Due 1/17)(6)	4,900,843	3,000,000	—
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,549,370	4,491,440	—

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	8,028,000
				8,028,000	8,028,000

Subtotal Control Investments			30,508,006	45,418,113	18,791,769

Total Investments, December 31, 2016 (170%)*			$975,173,829	$1,096,931,491	$1,037,907,181

*    Fair value as a percent of net assets

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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
Public Offering of Common Stock
On February 28, 2017, the Company filed a prospectus supplement pursuant to which 7,000,000 shares of common stock were offered for sale at a price to the public of $19.50 per share. Pursuant to this offering, 7,000,000 shares were sold and delivered resulting in net proceeds to the Company, after underwriting discounts and offering expenses, of approximately $132.0 million.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

2. INVESTMENTS
Portfolio Composition
The Company invests in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, the Company generally invests in one or more equity instruments of the borrower, such as direct preferred or common equity interests. The Company's investments generally range from $5.0 million to $50.0 million per portfolio company.
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2017:
Subordinated debt and 2nd lien notes	$822,467,954	66%	$746,242,274	64%
Senior debt and 1st lien notes	285,437,775	23	275,313,167	23
Equity shares	141,304,573	11	146,298,366	13
Equity warrants	3,072,517	—	1,459,000	—
	$1,252,282,819	100%	$1,169,312,807	100%
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%
During the three months ended June 30, 2017, the Company made six new investments totaling approximately $70.7 million and investments in sixteen existing portfolio companies totaling approximately $18.8 million. During the six months ended June 30, 2017, the Company made fifteen new investments totaling approximately $217.9 million and investments in nineteen existing portfolio companies totaling approximately $33.1 million.
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
Investment Valuation Process
The Company has a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company's valuation policy and processes were established by management of the Company with the assistance of certain third-party advisors and were approved by the Board. Under ASC Topic 820, there are three levels of valuation inputs, as follows:
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
The Company’s investment portfolio is primarily comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, the Company determines the fair value of its investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs may exist, and if so, the Company assesses the appropriateness of the use of

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
Under ASC Topic 820, a financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%
March 31, 2017	18	30%
June 30, 2017	20	29%

(1)	Exclusive of the fair value of new investments made during the quarter.
Upon completion of the Procedures, the Valuation Firms concluded that, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appeared reasonable. The Board is ultimately responsible for determining the fair value of the Company’s investments in good faith.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at June 30, 2017 and December 31, 2016 are summarized as follows:

June 30, 2017:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$692,246,150	Income Approach	Required Rate of Return	8.0% – 35.0%	13.2%
			Leverage Ratio	2.1x – 9.3x	4.7x
			Adjusted EBITDA	$4.3 million – $291.4 million	$42.0 million
Subordinated debt and 2nd lien notes	40,828,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 9.5x	6.6x
			Adjusted EBITDA	$0.9 million – $9.2 million	$5.7 million
			Revenue Multiple	0.8x – 0.8x	0.8x
			Revenues	$90.1 million – $90.1 million	$90.1 million
Senior debt and 1st lien notes	272,066,398	Income Approach	Required Rate of Return	7.9% – 22.5%	10.7%
			Leverage Ratio	1.6x – 5.1x	3.5x
			Adjusted EBITDA	$4.1 million – $110.3 million	$15.4 million
Senior debt and 1st lien notes	3,246,769	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.8x – 3.8x	3.8x
			Adjusted EBITDA	$1.5 million – $1.5 million	$1.5 million
Equity shares and warrants	140,661,366	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 14.9x	7.3x
			Adjusted EBITDA	$0.7 million – $77.1 million	$14.6 million
			Revenue Multiple	0.8x – 3.5x	1.5x
			Revenues	$17.8 million – $90.8 million	$58.8 million

(1)
One subordinated debt investment with a fair value of $13,168,124 and one equity security with a fair value of $7,096,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction prices.

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

(1)
Certain subordinated debt investments with a total fair value of $23,513,000 and certain equity securities with a total fair value of $3,669,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price. One senior debt investment with a total fair value of $850,000 was expected to be repaid subsequent to the end of the reporting period and was valued at its expected settlement value.

The following table presents the Company’s investment portfolio at fair value as of June 30, 2017 and December 31, 2016, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$746,242,274	$746,242,274
Senior debt and 1st lien notes	—	—	275,313,167	275,313,167
Equity shares	—	—	146,298,366	146,298,366
Equity warrants	—	—	1,459,000	1,459,000
	$—	$—	$1,169,312,807	$1,169,312,807

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$690,159,367	$690,159,367
Senior debt and 1st lien notes	—	—	191,643,157	191,643,157
Equity shares	—	—	154,216,657	154,216,657
Equity warrants	—	—	1,888,000	1,888,000
	$—	$—	$1,037,907,181	$1,037,907,181

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and 2016:

Six Months Ended June 30, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	108,773,285	133,598,959	8,620,116	—	250,992,360
Reclassifications	22,558,007	(22,558,007)	—	—	—
Proceeds from sales of investments	—	—	(16,390,012)	152,592	(16,237,420)
Loan origination fees received	(1,748,132)	(2,082,235)	—	—	(3,830,367)
Principal repayments received	(51,771,029)	(20,750,316)	—	—	(72,521,345)
PIK interest earned	5,625,960	662,624	—	—	6,288,584
PIK interest payments received	(3,062,908)	(507,979)	—	—	(3,570,887)
Accretion of loan discounts	90,966	54,694	—	—	145,660
Accretion of deferred loan origination revenue	1,719,273	514,877	—	—	2,234,150
Realized gain (loss)	(13,353,325)	(2,110,952)	8,549,662	(1,234,792)	(8,149,407)
Unrealized gain (loss)	(12,749,190)	(3,151,655)	(8,698,057)	653,200	(23,945,702)
Fair value, end of period	$746,242,274	$275,313,167	$146,298,366	$1,459,000	$1,169,312,807

Six Months Ended June 30, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	65,489,356	1,000,000	8,305,081	650,000	75,444,437
Reclassifications	4,020,247	(4,020,247)	—	—	—
Proceeds from sales of investments	—	—	(10,819,469)	(121,878)	(10,941,347)
Loan origination fees received	(1,582,991)	(40,000)	—	—	(1,622,991)
Principal repayments received	(105,161,664)	(3,381,185)	—	—	(108,542,849)
PIK interest earned	7,019,085	717,943	—	—	7,737,028
PIK interest payments received	(5,507,722)	(236,150)	—	—	(5,743,872)
Accretion of loan discounts	101,049	98,648	—	—	199,697
Accretion of deferred loan origination revenue	2,288,179	262,444	—	—	2,550,623
Realized gain (loss)	—	(1,560,322)	6,238,154	(154,222)	4,523,610
Unrealized gain (loss)	(17,272,624)	986,954	3,597,504	2,630,100	(10,058,066)
Fair value, end of period	$648,517,998	$126,757,349	$148,876,639	$6,671,000	$930,822,986

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $22.9 million and $35.2 million during the three and six months ended June 30, 2017, were related to portfolio company investments that were still held by the Company as of June 30, 2017. Pre-tax net unrealized losses on investments of $8.4 million and $7.0 million during the three and six months ended June 30, 2016, respectively, were related to portfolio company investments that were still held by the Company as of June 30, 2016.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended June 30, 2017, the Company made investments of approximately $241.9 million in portfolio companies to

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2017, the Company made investments of $9.1 million in companies to which it was previously committed to provide such financing.
During the six months ended June 30, 2016, the Company made investments of approximately $72.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2016 , the Company made investments of $3.4 million in companies to which it was previously committed to provide such financing. The details of the Company’s investments have been disclosed on the Consolidated Schedules of Investments.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

loan prepayment penalties, structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.
Fee income for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Recurring Fee Income:
Amortization of loan origination fees	$611,295	$528,718	$1,230,495	$1,085,958
Management, valuation and other fees	255,431	226,167	457,391	418,295
Total Recurring Fee Income	866,726	754,885	1,687,886	1,504,253
Non-Recurring Fee Income:
Prepayment fees	15,270	873,886	731,403	1,488,357
Acceleration of unamortized loan origination fees	273,445	886,903	1,003,654	1,464,665
Loan amendment fees	65,000	7,770	115,000	17,770
Other fees	9,000	255,899	9,000	338,199
Total Non-Recurring Fee Income	362,715	2,024,458	1,859,057	3,308,991
Total Fee Income	$1,229,441	$2,779,343	$3,546,943	$4,813,244
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both June 30, 2017 and December 31, 2016, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2017 and December 31, 2016, the Company’s largest single portfolio company investment represented approximately 4.5% and 4.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of June 30, 2017, $859.0 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility, as amended on May 1, 2017 (the “Credit Facility”), and $391.8 million were subject to superior claim over the Company's stockholders by the SBA. If the Company defaults on its obligations under the Credit

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of both June 30, 2017 and December 31, 2016, the Company held investments in two portfolio companies that were denominated in Canadian dollars.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
For federal income tax purposes, the cost of investments owned as of June 30, 2017 and December 31, 2016 was approximately $1.3 billion and $1.1 billion, respectively.
4. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2017 and December 31, 2016:

Issuance/Pooling Date	Maturity Date	Interest Rate as of June 30, 2017	June 30, 2017	December 31, 2016
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 21, 2016	September 1, 2026	2.723%	32,800,000	32,800,000
Less: Deferred financing fees			(4,149,059)	(4,610,034)
Total SBA-Guaranteed Debentures			$245,850,941	$245,389,966
Credit Facility:
May 1, 2017	April 30, 2022	3.782%	$125,315,242	$127,011,475
Total Credit Facility			$125,315,242	$127,011,475
Notes:
October 19, 2012	December 15, 2022	6.375%	$80,500,000	$80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(3,673,320)	(3,994,619)
Total Notes			$163,076,680	$162,755,381

SBA-Guaranteed Debentures
Under the Small Business Investment Act of 1958, as amended, and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of June 30, 2017, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of June 30, 2017, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

debentures prior to maturity, nor do the debentures carry any prepayment penalties. The weighted average interest rates for all SBA-guaranteed debentures as of both June 30, 2017 and December 31, 2016 were 3.90%. As of both June 30, 2017 and December 31, 2016, all SBA-guaranteed debentures were pooled.
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
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2017 and December 31, 2016, the carrying amounts of the SBA-guaranteed debentures were approximately $245.9 million and $245.4 million, respectively. As of June 30, 2017 and December 31, 2016, the fair values of the SBA-guaranteed debentures were $263.6 million and $264.9 million, respectively.
Credit Facility
In May 2015, the Company entered into the Credit Facility, which was subsequently amended in May 2017. The amendment, among other things, increased commitments from $300.0 million to $435.0 million and extended the maturity by two years. The revolving period of the Credit Facility ends April 30, 2021 followed by a one-year amortization period with a final maturity date of April 30, 2022. The Company has the ability to borrow in both United States dollars as well as foreign currencies under the Credit Facility.
The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $550.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by the Company's assets, excluding the assets of the Company’s wholly-owned SBIC subsidiaries.
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
As of June 30, 2017, the Company had United States dollar borrowings of $103.3 million outstanding under the Credit Facility with an interest rate of 3.81% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($22.0 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.65%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2016, the Company had United States dollar borrowings of $105.7 million outstanding under the Credit Facility with an interest rate of 3.37% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.64%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2017 and December 31, 2016, the fair values of the borrowings outstanding under the Credit Facility were $125.3 million and $127.0 million, respectively.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all covenants of the Credit Facility.
Notes
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 15, 2015. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. As of June 30, 2017 and December 31, 2016, the carrying amounts of the December 2022 Notes were $78.8 million and $78.7 million, respectively. As of June 30, 2017 and December 31, 2016, the fair values of the December 2022 Notes were $81.8 million and $81.9 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of June 30, 2017 and December 31, 2016, the carrying amounts of the March 2022 Notes were $84.3 million and $84.1 million, respectively. As of June 30, 2017 and December 31, 2016, the fair values of the March 2022 Notes were $88.4 million and $87.7 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (“SEC”), (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2017 and December 31, 2016, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

5. EQUITY-BASED AND OTHER COMPENSATION PLANS
In February 2017, both the compensation committee of the Board and the Board adopted the Triangle Capital Corporation Omnibus Incentive Plan (the "Omnibus Plan"), and in May 2017, the Company’s stockholders approved the Omnibus Plan at the Company’s 2017 Annual Meeting of Stockholders. Prior to the approval of the Omnibus Plan, the Company compensated its professionals through two separate plans: the Amended and Restated 2007 Equity Incentive Plan (the "Equity Incentive Plan"), which provided for grants of restricted stock and options to employees, officers and directors, and the 2012 Executive Cash Incentive Plan (the "Cash Incentive Plan"), which provided for the payment of cash bonuses to employees and officers. The Omnibus Plan was created primarily for the purpose of combining the Equity Incentive Plan and the Cash Incentive Plan in order to reduce the administrative burden of monitoring the terms and conditions of two separate plans. The terms of the Equity Incentive Plan and the Cash Incentive Plan, as combined and reflected in the Omnibus Plan, are substantially similar to the respective terms of each standalone plan.
The Omnibus Plan provides for grants of restricted stock, incentive stock options, non-statutory stock options and cash-based and/or stock-based performance awards, collectively, “Awards,” to the Company’s existing and future employees. Equity-based awards granted under the Omnibus Plan to independent directors generally will vest over a one-year period and equity-based awards granted under the Omnibus Plan to executive officers and employees generally will vest ratably over a four-year period. In addition, the Omnibus Plan increased the maximum number of shares of the Company’s common stock with respect to which Awards may be granted under the Omnibus Plan to 4,000,000 shares of the Company’s common stock from 2,400,000 shares of the Company’s common stock that were approved under the Equity Incentive Plan. The Omnibus Plan expires May 3, 2027.
The Company accounts for its equity-based compensation using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of the Company’s common stock on the date of the grant and amortizes this fair value to compensation expense ratably over the requisite service period or vesting term.
The following table presents information with respect to equity-based compensation for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	631,622	$21.23	778,116	$24.10
Shares granted during the period	360,470	$19.22	364,605	$17.56
Shares vested during the period	(233,214)	$22.40	(407,611)	$23.12
Unvested shares, end of period	758,878	$19.92	735,110	$21.40

In the three months ended June 30, 2017, the Company recognized equity-based compensation expense of approximately $1.5 million, and in the six months ended June 30, 2017, the Company recognized equity-based compensation expense of approximately $3.0 million. In the three months ended June 30, 2016 , the Company recognized equity-based compensation expense of approximately $1.6 million and in the six months ended June 30, 2016, the Company recognized equity-based compensation expense of approximately $5.9 million, $2.7 million of which related to the accelerated vesting of outstanding shares of restricted stock of the Company's former Chief Executive Officer, Garland S. Tucker III, who retired from his officer positions in February 2016. This expense is included in compensation expenses in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2017, there was approximately $12.6 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.
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
6. TRANSACTIONS WITH CONTROLLED COMPANIES
During each of the three months ended June 30, 2017 and 2016, the Company received management fees from SRC Worldwide, Inc., a 100%-owned portfolio company, of $100,000. During each of the six months ended June 30, 2017 and 2016, the Company received management fees from SRC Worldwide, Inc. of $200,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the three and six months ended June 30, 2016, the Company recognized $300,000 as dividend income from SRC Worldwide, Inc.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of June 30, 2017 and December 31, 2016 were as follows:

Portfolio Company	Investment Type	June 30, 2017	December 31, 2016
Baker Hill Acquisition, LLC	Delayed Draw Term Loan	$500,000	$—
Cafe Enterprises, Inc.	Second Lien Debt	750,000	—
DPII Holdings LLC	Guaranty	576,925	576,925
DLC Acquisition, LLC	Revolver	1,800,000	3,000,000
Eckler's Holdings, Inc.	Equity Investment	1,000,000	—
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	3,250,000
HKW Capital Partners IV, L.P.	Private Equity	121,608	530,032
Lakeview Health Acquisition Company	Revolver	1,387,367	1,387,367
Native Maine Operations	Revolver	1,000,000	—
Nautic Partners VII, LP	Private Equity	532,532	642,172
Nomacorc, LLC	Equity Investment	841,450	849,362
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	800,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	—	5,000,000
SCA Pharmaceuticals, LLC	Delayed Draw Term Loan	—	12,000,000
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	10,000,000	—
SCUF Gaming, Inc.	Revolver	2,000,000	3,500,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	18,826,531
SPC Partners V, LP	Private Equity	290,631	522,881
SPC Partners VI, LP	Private Equity	3,000,000	3,000,000
TCFI Merlin LLC and TCFI CSG LLC	Revolver	500,000	—
Team Waste, LLC	Equity Investment	—	900,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Delayed Draw Term Loan	1,500,000	1,500,000
Total unused commitments to extend financing		$51,677,044	$66,885,270
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Per share data:
Net asset value at beginning of period	$15.13	$15.23
Net investment income(1)	0.82	0.77
Net realized gain (loss) on investments(1)	(0.18)	0.13
Net unrealized depreciation on investments / foreign currency(1)	(0.52)	(0.34)
Total increase from investment operations(1)	0.12	0.56
Dividends paid to stockholders from net investment income	(0.90)	(0.99)
Total dividends paid	(0.90)	(0.99)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.02
Common stock offering	0.61	—
Stock-based compensation	(0.07)	—
Tax provision(1)	(0.01)	—
Other(2)	(0.06)	—
Net asset value at end of period	$14.83	$14.82
Market value at end of period(3)	$17.62	$19.38
Shares outstanding at end of period	47,745,674	33,630,195
Net assets at end of period	$707,944,974	$498,250,672
Average net assets	$670,884,725	$509,888,799
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	7.32%	11.36%
Ratio of net investment income to average net assets (annualized)	11.08%	10.12%
Portfolio turnover ratio	8.40%	7.83%
Total return(4)	0.95%	6.59%
Supplemental Data:
Efficiency ratio(5)	16.63%	28.79%

(1)	Weighted average basic per share data.

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

(4)
Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period. Total return is not annualized.

(5)	Efficiency ratio equals the sum of (i) compensation and related expenses and (ii) general and administrative expenses divided by total investment income.
9. SUBSEQUENT EVENTS
In July 2017, the Company invested $10.0 million in a debt security of IDERA, Inc. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 9.0% per annum.
In July 2017, the Company invested $11.0 million in debt and equity securities of HemaSource, Inc. Under the terms of the investment, the debt security bears interest at a rate of 11.0% per annum.
In July 2017, the Company increased its commitments under the Credit Facility from $435.0 million to $465.0 million using the accordion feature of the Credit Facility. Following the increase, the Credit Facility has current commitments of $465.0 million supported by 14 financial institutions, with the continued ability to increase the total borrowing size up to $550.0 million, subject to certain conditions and the satisfaction of specified financial covenants.

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates Six Months Ended June 30, 2017

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Value
Control Investments:
CRS Reprocessing, LLC	Senior Notes (4.7% Cash)	$—	$—	$66,184	$2,942,769	$—	$—	$2,942,769
	Split Collateral Term Loans (8% Cash)	—	(8,628,000)	513,963	6,182,000	2,750,000	8,628,000	304,000
	Series F Preferred Units (705,321 units)	—	—	—	—	—	—	—
	Common Units (15,174 units)	—	—	—	—	—		—
		—	(8,628,000)	580,147	9,124,769	2,750,000	8,628,000	3,246,769

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)(5)	—	—	—	250,000	—	—	250,000
	Subordinated Note (12% Cash, 3% PIK)(5)	—	(876,000)	—	1,389,000	—	876,000	513,000
	Jr. Subordinated Note (15% PIK)(5)	—	—	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—	—	—
	100% Common Shares	—	—	—	—	—	—	—
		—	(876,000)	—	1,639,000	—	876,000	763,000

DialogDirect, Inc.	Subordinated Note (8% PIK)(5)	—	(5,486,000)	—	—	15,994,000	5,486,000	10,508,000
	Class A Common Units (1,176,500 units)	—	—	—	—	—	—	—
		—	(5,486,000)	—	—	15,994,000	5,486,000	10,508,000

Gerli & Company	Subordinated Note (13% Cash)	(375,000)	375,000	—	—	375,000	375,000	—
	Subordinated Note (8.5% Cash)	(3,000,000)	3,000,000	—	—	3,000,000	3,000,000	—
	Class A Preferred Shares (1,211 shares)	(855,000)	855,000	—	—	855,000	855,000	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—	—	—
	Class E Preferred Shares (400 shares)	(161,440)	161,440	—	—	161,440	161,440	—
	Common Stock (300 shares)	(100,000)	100,000	—	—	100,000	100,000	—
		(4,491,440)	4,491,440	—	—	4,491,440	4,491,440	—

SRC Worldwide, Inc.	Common Stock (5,000 shares)	—	(144,000)	200,000	8,028,000	—	144,000	7,884,000
		—	(144,000)	200,000	8,028,000	—	144,000	7,884,000

Total Control Investments		(4,491,440)	(10,642,560)	780,147	18,791,769	23,235,440	19,625,440	22,401,769

Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	—	—	437,613	6,249,220	46,501	—	6,295,721
	Units (318,977 units)	—	(22,000)	—	754,000	—	22,000	732,000
		—	(22,000)	437,613	7,003,220	46,501	22,000	7,027,721

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Six Months Ended June 30, 2017

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Value
CIS Secure Computing Inc.	Subordinated Note (12% Cash, 3% PIK)	$—	$—	$811,182	$11,670,708	$138,722	$1,000,000	$10,809,430
	Common Stock (84 shares)	—	(227,000)	—	2,155,000	—	227,000	1,928,000
		—	(227,000)	811,182	13,825,708	138,722	1,227,000	12,737,430

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	—	(156,611)	194,082	4,278,000	78,750	4,356,750	—
	Class A Units (15,000 units)	—	50,000	58,792	2,481,000	50,000	—	2,531,000
		—	(106,611)	252,874	6,759,000	128,750	4,356,750	2,531,000

DPII Holdings, LLC	Tranche III Subordinated Note (19% PIK)(5)	—	2,148,000	—	—	2,148,000	—	2,148,000
	Tranche I & II Subordinated Notes (12% Cash, 4% PIK)(5)	—	(1,598,169)	—	2,356,001	—	1,826,001	530,000
	Class A Membership Interest (17,308 units)	—	—	—	—	—	—	—
		—	549,831	—	2,356,001	2,148,000	1,826,001	2,678,000

FCL Holding SPV, LLC	Class A Interest (24,873 units)	—	(37,000)	45,452	645,000	—	37,000	608,000
	Class B Interest (48,427 units)	—	(101,000)	—	101,000	—	101,000	—
	Class B Interest (3,746 units)	—		—	—	—	—	—
		—	(138,000)	45,452	746,000	—	138,000	608,000

Frank Entertainment Group, LLC	Senior Note (10% Cash, 5.8% PIK)	—	(1,077,888)	823,087	9,940,684	351,600	1,080,284	9,212,000
	Subordinate Note (10% Cash)		(174,000)	15,000	—	1,200,000	174,000	1,026,000
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	—	(3,492,904)	—	4,566,904	—	3,492,904	1,074,000
	Class B Redeemable Preferred Units (18,667 units)	—	(1,660,810)	—	1,660,810	—	1,660,810	—
	Class C Redeemable Preferred Units (25,846 units)	—	(600,000)	—	600,000	—	600,000	—
	Class A Common Units (43,077 units)	—	—	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—	—	—
		—	(7,005,602)	838,087	16,768,398	1,551,600	7,007,998	11,312,000

MS Bakery Holdings, Inc. (F/K/A Main Street Gourmet, LLC)	Preferred Units (233 units)	185,133	(185,133)	—	397,000	185,133	582,133	—
	Common B Units (3,000 units)	2,087,323	(2,086,860)	—	2,110,000	2,087,323	4,197,323	—
	Common A Units (1,652 units)	1,147,007	(1,147,007)	—	1,162,000	1,147,007	2,309,007	—
		3,419,463	(3,419,000)	—	3,669,000	3,419,463	7,088,463	—

Native Maine Operations, Inc.	Senior Notes (10.2% Cash)	—	—	982,475	—	17,650,124	—	17,650,124
	Preferred Units (20,000 units)	—	—	—	—	2,000,000	—	2,000,000
		—	—	982,475	—	19,650,124	—	19,650,124

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Six Months Ended June 30, 2017

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Value
NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	$—	$—	$1,759,235	$22,751,190	$275,881	$—	$23,027,071
	Jr. Subordinated Note (10% PIK)	—	—	245,620	4,595,921	252,934	—	4,848,855
	Jr. Subordinated Bridge Note (20% PIK)	—	—	209,146	1,972,727	209,146	—	2,181,873
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	473,000	—	9,412,000	473,000	—	9,885,000
	Common Stock (1,668,691 shares)	—	3,375,000	—	9,779,000	3,375,000	—	13,154,000
		—	3,848,000	2,214,001	48,510,838	4,585,961	—	53,096,799

Passport Food Group, LLC	Senior Notes (10.2% Cash)	—	—	534,414	—	19,615,658	—	19,615,658
	Common Shares (20,000 shares)	—	—	—	—	2,000,000	—	2,000,000
		—	—	534,414	—	21,615,658	—	21,615,658

PCX Aerostructures, LLC	Subordinated Note (10.5% Cash)	—	974,376	1,611,758	21,960,000	1,021,000	—	22,981,000
	Series A Preferred Stock (6,066 shares)	—		—	—	—	—	—
	Series B Preferred Stock (411 shares)	—	—	—	—	—	—	—
	Class A Common Stock (121,922 shares)	—	—	—	—	—	—	—
		—	974,376	1,611,758	21,960,000	1,021,000	—	22,981,000

Team Waste, LLC	Preferred Units (500,000 units)	—	—	9,000	9,100,000	900,000	—	10,000,000
		—	—	9,000	9,100,000	900,000	—	10,000,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	—	(2,229,340)	1,022,443	11,837,622	300,718	2,229,340	9,909,000
	Common Units (50 units)	—	—	—	—	—	—	—
		—	(2,229,340)	1,022,443	11,837,622	300,718	2,229,340	9,909,000

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	563,891	9,521,986	78,045	124,486	9,475,545
	Preferred Units (1,685,357 units)	—	72,000	—	1,270,000	72,000	—	1,342,000
		—	72,000	563,891	10,791,986	150,045	124,486	10,817,545

Tulcan Fund IV, L.P. (F/K/A Dyson Corporation)	Common Units (1,000,000 units)	—	—	—	—	—	—	—
		—	—	—	—	—	—	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	11,000	—	257,000	11,000	—	268,000
	Common Shares (100,000 shares)	—	(52,000)	—	301,000	—	52,000	249,000
		—	(41,000)	—	558,000	11,000	52,000	517,000

TRIANGLE CAPITAL CORPORATION Unaudited Schedule of Investments in and Advances to Affiliates — (Continued) Six Months Ended June 30, 2017

Portfolio Company	Type of Investment(1)	Amount of Realized Gain/ (Loss)	Amount of Unrealized Gain/ (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Value
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—	$—	$—
	Class B Preferred Units (11,484,867 units)	—	(199,000)	—	817,000	—	199,000	618,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—	—	—
		—	(199,000)	—	817,000	—	199,000	618,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(2,153,000)	—	6,808,000	—	2,153,000	4,655,000
		—	(2,153,000)	—	6,808,000	—	2,153,000	4,655,000

Investments not held at the end of the period		24,881	—	—	—	24,881	24,881	—

Total Affiliate Investments		$3,444,344	$(10,096,346)	$9,323,190	$161,510,773	$55,692,423	$26,448,919	$190,754,277

(1)	All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the six months ended June 30, 2017, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
We invest in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, the Company generally invests in one or more equity instruments of the borrower, such as direct preferred or common equity interests. Our investments generally range from $5.0 million to $50.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.

We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years. In addition, our fixed debt investments typically bear interest between 10.0% and 15.0% per annum and our variable debt investments are generally LIBOR-based and typically bear interest between 8.0% and 13.0% per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable monthly; however, some of our debt investments pay cash interest on a quarterly basis. As of June 30, 2017 and December 31, 2016, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 11.4% and 11.7%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 10.0% and 10.2% as of June 30, 2017 and December 31, 2016, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 9.4% and 9.7% as of June 30, 2017 and December 31, 2016, respectively.
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
Portfolio Investment Composition
The total value of our investment portfolio was $1.2 billion as of June 30, 2017, as compared to $1.0 billion as of December 31, 2016. As of June 30, 2017, we had investments in 93 portfolio companies with an aggregate cost of $1.3 billion. As of December 31, 2016, we had investments in 88 portfolio companies with an aggregate cost of $1.1 billion. As of both June 30, 2017 and December 31, 2016, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2017 and December 31, 2016, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2017:
Subordinated debt and 2nd lien notes	$822,467,954	66%	$746,242,274	64%
Senior debt and 1st lien notes	285,437,775	23	275,313,167	23
Equity shares	141,304,573	11	146,298,366	13
Equity warrants	3,072,517	—	1,459,000	—
	$1,252,282,819	100%	$1,169,312,807	100%
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%

Investment Activity
During the six months ended June 30, 2017, we made fifteen new investments totaling $217.9 million, debt investments in twelve existing portfolio companies totaling $31.2 million and equity investments in nine existing portfolio companies totaling $1.9 million. We had five portfolio company loans repaid at par totaling $62.6 million and received normal principal repayments and partial loan prepayments totaling $9.9 million in the six months ended June 30, 2017. We converted a portion of a subordinated debt investment in one portfolio company into an equity investment and recognized a realized loss on such conversion totaling $0.3 million. We wrote off equity investments in four portfolio companies and recognized realized losses on the write-offs of $4.7 million and wrote off debt investments in three portfolio companies and recognized realized losses on the write-offs of $15.2 million. In addition, we received proceeds related to the sales of certain equity securities totaling $16.2 million and recognized net realized gains on such sales totaling $12.0 million in the six months ended June 30, 2017.
During the six months ended June 30, 2016, we made three new investments totaling $46.3 million, debt investments in eight existing portfolio companies totaling $24.9 million and equity investments in nine existing portfolio companies totaling $4.2 million. We had seven portfolio company loans repaid at par totaling $92.1 million and received normal principal repayments and partial loan prepayments totaling $16.2 million in the six months ended June 30, 2016. We converted subordinated debt investments in one portfolio company into an equity investment and recognized a realized loss on such conversion totaling $1.6 million. We wrote-off an equity investment in one portfolio company and recognized a realized loss on the write-off of $2.0 million. In addition, we received proceeds related to the sales of certain equity securities totaling $11.2 million and recognized net realized gains on such sales totaling $8.1 million in the six months ended June 30, 2016. Total portfolio investment activity for the six months ended June 30, 2017 and 2016 was as follows:

Six Months Ended June 30, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	108,773,285	133,598,959	8,620,116	—	250,992,360
Reclassifications	22,558,007	(22,558,007)	—	—	—
Proceeds from sales of investments	—	—	(16,390,012)	152,592	(16,237,420)
Loan origination fees received	(1,748,132)	(2,082,235)	—	—	(3,830,367)
Principal repayments received	(51,771,029)	(20,750,316)	—	—	(72,521,345)
PIK interest earned	5,625,960	662,624	—	—	6,288,584
PIK interest payments received	(3,062,908)	(507,979)	—	—	(3,570,887)
Accretion of loan discounts	90,966	54,694	—	—	145,660
Accretion of deferred loan origination revenue	1,719,273	514,877	—	—	2,234,150
Realized gain (loss)	(13,353,325)	(2,110,952)	8,549,662	(1,234,792)	(8,149,407)
Unrealized gain (loss)	(12,749,190)	(3,151,655)	(8,698,057)	653,200	(23,945,702)
Fair value, end of period	$746,242,274	$275,313,167	$146,298,366	$1,459,000	$1,169,312,807
Weighted average yield on debt investments at end of period(1)					11.4%
Weighted average yield on total investments at end of period(1)					10.0%
Weighted average yield on total investments at end of period					9.4%

(1)	Excludes non-accrual debt investments

Six Months Ended June 30, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	65,489,356	1,000,000	8,305,081	650,000	75,444,437
Reclassifications	4,020,247	(4,020,247)	—	—	—
Proceeds from sales of investments	—	—	(10,819,469)	(121,878)	(10,941,347)
Loan origination fees received	(1,582,991)	(40,000)	—	—	(1,622,991)
Principal repayments received	(105,161,664)	(3,381,185)	—	—	(108,542,849)
PIK interest earned	7,019,085	717,943	—	—	7,737,028
PIK interest payments received	(5,507,722)	(236,150)	—	—	(5,743,872)
Accretion of loan discounts	101,049	98,648	—	—	199,697
Accretion of deferred loan origination revenue	2,288,179	262,444	—	—	2,550,623
Realized gain (loss)	—	(1,560,322)	6,238,154	(154,222)	4,523,610
Unrealized gain (loss)	(17,272,624)	986,954	3,597,504	2,630,100	(10,058,066)
Fair value, end of period	$648,517,998	$126,757,349	$148,876,639	$6,671,000	$930,822,986
Weighted average yield on debt investments at end of period(1)					12.3%
Weighted average yield on total investments at end of period(1)					10.6%
Weighted average yield on total investments at end of period					9.9%

(1)	Excludes non-accrual debt investments

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2017, the fair value of our non-accrual assets was $29.4 million, which comprised 2.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was $67.5 million, which comprised 5.4% of the total cost of our portfolio. As of December 31, 2016, the fair value of our non-accrual assets was $15.9 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was $38.4 million, which comprised 3.5% of the total cost of our portfolio.
Our non-accrual assets as of June 30, 2017 were as follows:
Community Intervention Services, Inc.
In June 2017, we placed our debt investment in Community Intervention Services, Inc., or Community, on non-accrual status effective with the quarterly payment due June 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Community for financial reporting purposes. As of June 30, 2017, the cost of our debt investment in Community was $17.7 million and the fair value of such investment was $10.4 million.
DCWV Acquisition Corporation
In September 2015, we placed our debt investments in DCWV Acquisition Corporation, or DCWV, on non-accrual status effective with the monthly payment due September 30, 2015. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in DCWV for financial reporting purposes. As of June 30, 2017, the cost of our debt investments in DCWV was $8.4 million and the fair value of such investments was $0.8 million.
DialogDirect, Inc.
In March 2017, we placed our debt investments in DialogDirect, Inc., or Dialog, on non-accrual status effective with the monthly payment due January 31, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Dialog for financial reporting purposes. As of June 30, 2017, the cost of our debt investments in Dialog was $20.0 million and the fair value of such investments was $10.5 million.
DPII Holdings, LLC
During the three months ended March 31, 2016, we placed our Tranche I & II subordinated debt investments in DPII Holdings, LLC, or Datapath, on PIK non-accrual status. During the three months ended June 30, 2016, we invested approximately $1.6 million in a Tranche III subordinated debt investment in order to provide liquidity to support Datapath. This Tranche III subordinated debt investment bears interest at a rate of 0% Cash and 19% PIK. In the three months ended June 30, 2016, we placed both our Tranche I & II subordinated debt investments and our Tranche III subordinated debt investment in Datapath on full non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Datapath for financial reporting purposes. As of June 30, 2017, the cost of our debt investments in Datapath was $5.1 million and the fair value of such investments was $2.7 million.
Women's Marketing, Inc.
During the three months ended September 30, 2016, we placed our debt investment in Women's Marketing, Inc., or Women's Marketing, on PIK non-accrual status. In December 2016, we placed our debt investment in Women's Marketing on non-accrual status effective with the monthly payment due November 30, 2016. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Women's Marketing for financial reporting purposes. As of June 30, 2017, the cost of our debt investment in Women's Marketing was $16.1 million and the fair value of such investment was $5.1 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, as of June 30, 2017, we had debt investments in two portfolio companies (our subordinated notes to Cafe Enterprises, Inc. (7% Cash, 7% PIK) and Eckler's Holdings, Inc. (8% Cash, 7.5% PIK)) that were on non-accrual only with respect to the PIK interest component of the loans. As of June 30, 2017, the fair value of these debt investments was $19.3 million, or 1.7% of the total fair value of our portfolio, and the cost of these debt investments was $26.6 million, or 2.1% of the total cost of our portfolio.

Results of Operations
Comparison of three months ended June 30, 2017 and June 30, 2016
Investment Income
For the three months ended June 30, 2017, total investment income was $31.2 million, a 9.8% increase from $28.4 million of total investment income for the three months ended June 30, 2016. This increase was primarily attributable to an increase in portfolio debt investments from June 30, 2016 to June 30, 2017 and a $0.6 million increase in non-recurring dividend income, partially offset by a $1.7 million decrease in non-recurring fee income, a decrease in PIK interest income due to a decrease in PIK yielding investments from June 30, 2016 to June 30, 2017 and a $0.8 million decrease in investment income relating to non-accrual assets and PIK non-accrual assets. Non-recurring fee income was $0.4 million for the three months ended June 30, 2017, as compared to $2.0 million for the three months ended June 30, 2016. Non-recurring dividend income was $1.1 million for the three months ended June 30, 2017, as compared to $0.5 million for the three months ended June 30, 2016.
Operating Expenses
For the three months ended June 30, 2017, operating expenses decreased by 1.8% to $11.9 million from $12.1 million for the three months ended June 30, 2016. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the three months ended June 30, 2017, interest and other financing fees increased by 5.2% to $7.1 million from $6.8 million for the three months ended June 30, 2016. The increase in interest and other financing fees was related primarily to interest and fee amortization of $0.2 million on the incremental $25.0 million of borrowings outstanding under our SBA-guaranteed debentures and an increase in interest and other financing fees of $0.1 million related to increased borrowings under our third amended and restated senior secured credit facility, as amended on May 1, 2017, or the Credit Facility.
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
For the three months ended June 30, 2017, compensation expenses decreased by 12.7% to $3.6 million from $4.1 million for the three months ended June 30, 2016. For the both the three months ended June 30, 2017 and June 30, 2016, general and administrative expenses were $1.2 million.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) decreased to 15.2% for the three months ended June 30, 2017 from 18.7% for the three months ended June 30, 2016.
Net Investment Income
As a result of the $2.8 million increase in total investment income and the $0.2 million decrease in operating expenses, net investment income increased by 18.4% to $19.4 million for the three months ended June 30, 2017 as compared to $16.3 million for the three months ended June 30, 2016.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended June 30, 2017, we recognized realized gains totaling $5.2 million, which consisted primarily of a net gain on the sales of seven non-control/non-affiliate investments totaling $8.0 million, partially offset by a net loss on the write-off of one non-control/non-affiliate investment totaling $2.7 million and a net loss on the sale of one affiliate investment totaling $0.1 million. In addition, during the three months ended June 30, 2017, we recorded net unrealized depreciation totaling $26.2 million, consisting of net unrealized depreciation on our current portfolio of $23.8 million and net unrealized depreciation reclassification adjustments of $2.4 million related to the realized gains and losses noted above.
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
As a result of these events, our net decrease in net assets resulting from operations was $2.0 million for the three months ended June 30, 2017, as compared to a net increase in net assets resulting from operations of $6.7 million for the three months ended June 30, 2016.
Comparison of six months ended June 30, 2017 and June 30, 2016
Investment Income
For the six months ended June 30, 2017, total investment income was $61.4 million, a 11.5% increase from $55.1 million of total investment income for the six months ended June 30, 2016. This increase was primarily attributable to an increase in portfolio debt investments from June 30, 2016 to June 30, 2017 and a $2.0 million increase in non-recurring dividend income, partially offset by a $1.4 million decrease in non-recurring fee income, a decrease in PIK interest income due to a decrease in PIK yielding investments from June 30, 2016 to June 30, 2017 and a $1.6 million decrease in investment income relating to non-accrual assets and PIK non-accrual assets. Non-recurring fee income was $1.9 million for the six months ended June 30, 2017 as compared to $3.3 million for the six months ended June 30, 2016. Net non-recurring dividend income was $1.4 million for the six months ended June 30, 2017 as compared to $(0.7) million for the six months ended June 30, 2016. Our net negative non-recurring dividend income during the six months ended June 30, 2016 consisted of non-recurring dividend income of approximately $0.6 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, we received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Operating Expenses
For the six months ended June 30, 2017, operating expenses decreased by 16.8% to $24.2 million from $29.1 million for the six months ended June 30, 2016. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the six months ended June 30, 2017, interest and other financing fees increased by 5.6% to $14.0 million from $13.3 million for the six months ended June 30, 2016. The increase in interest and other financing fees was related primarily to interest and fee amortization of $0.4 million on the incremental $25.0 million of borrowings outstanding under our SBA-guaranteed debentures and an increase in interest and other financing fees of $0.3 million related to increased borrowings under our Credit Facility.
For the six months ended June 30, 2017, compensation expenses decreased by 42.2% to $7.8 million from $13.5 million for the six months ended June 30, 2016. Compensation expenses in the six months ended June 30, 2016 included one-time expenses associated with the retirement of our former Chief Executive Officer, Garland S. Tucker, III, from his officer positions in February 2016. Our Board of Directors, or the Board, awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him in February 2016 based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service. We recognized $5.5 million in one-time compensation expenses in the six months ended June 30, 2016 associated with Mr. Tucker's retirement.
For the six months ended June 30, 2017, general and administrative expenses increased by 3.2% to $2.4 million from $2.3 million for the six months ended June 30, 2016.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) decreased to 16.6% for the six months ended June 30, 2017 from 28.8% for the six months ended ended June 30, 2016.
Net Investment Income
As a result of the $6.3 million increase in total investment income and the $4.9 million decrease in operating expenses, net investment income increased by 43.3% to $37.2 million for the six months ended June 30, 2017 as compared to $25.9 million for the six months ended June 30, 2016.

Net Increase/Decrease in Net Assets Resulting from Operations
In the six months ended June 30, 2017, we recognized realized losses totaling $8.1 million, which consisted primarily of a net loss on the write-off of one control investment totaling $4.5 million and net losses on the restructuring/write-off of four non-control investments totaling $15.7 million, partially offset by a net gain on the sale of eight non-control/non-affiliate investment totaling $8.6 million and net gains on the sales of four affiliate investments totaling $3.4 million. In addition, during the six months ended June 30, 2017, we recorded net unrealized depreciation totaling $23.6 million consisting of net unrealized depreciation on our current portfolio of $33.5 million and net unrealized appreciation reclassification adjustments of $9.9 million related to the realized gains and losses noted above.
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
As a result of these events, our net increase in net assets resulting from operations was $5.2 million for the six months ended June 30, 2017, as compared to a net increase in net assets resulting from operations of $19.1 million for the six months ended June 30, 2016.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
In the future, depending on the valuation of Triangle SBIC’s assets, Triangle SBIC II's assets and Triangle SBIC III’s assets pursuant to SBA guidelines, Triangle SBIC, Triangle SBIC II and Triangle SBIC III may be limited by provisions of the Small Business Investment Act of 1958, as amended, or the Small Business Investment Act, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify as a regulated investment company, or RIC.
Cash Flows
For the six months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $42.1 million. During that period, our operating activities used $125.2 million in cash, consisting primarily of new portfolio investments of $251.0 million, partially offset by repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $88.8 million. In addition, our financing activities increased cash by $83.1 million, consisting primarily of proceeds from our public stock offering of $132.0 million, partially offset by cash dividends paid in the amount of $41.3 million and net repayments under the Credit Facility of $2.4 million. As of June 30, 2017, we had $65.0 million of cash and cash equivalents on hand.
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
As of June 30, 2017, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2017 was 3.90%. As of both June 30, 2017 and December 31, 2016, all SBA-guaranteed debentures were pooled.
In May 2015, we entered into the Credit Facility, which was subsequently amended in May 2017. The amendment, among other things, increased commitments from $300.0 million to $435.0 million and extended the maturity by two years. The revolving period of the Credit Facility ends April 30, 2021 followed by a one-year amortization period with a final maturity date of April 30, 2022. We have the ability to borrow in both United States dollars as well as foreign currencies under the Credit Facility.
The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $550.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by our assets, excluding the assets of our wholly-owned SBIC subsidiaries.
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
As of June 30, 2017, we had United States dollar borrowings of $103.3 million outstanding under the Credit Facility with an interest rate of 3.81% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($22.0 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.65%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into collateral documents. As of June 30, 2017, we were in compliance with all covenants of the Credit Facility.
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
The indenture and related supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC, and (iii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of June 30, 2017 and December 31, 2016, we were in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
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

Recent Developments
In July 2017, we invested $10.0 million in a debt security of IDERA, Inc. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 9.0% per annum.
In July 2017, we invested $11.0 million in debt and equity securities of HemaSource, Inc. Under the terms of the investment, the debt security bears interest at a rate of 11.0% per annum.
In July 2017, we increased our commitments under the Credit Facility from $435.0 million to $465.0 million using the accordion feature of the Credit Facility. Following the increase, the Credit Facility has current commitments of $465.0 million supported by 14 financial institutions, with the continued ability to increase the total borrowing size up to $550.0 million, subject to certain conditions and the satisfaction of specified financial covenants.
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
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Our valuation policy and processes were established by our management with the assistance of certain third-party advisors and were approved by the Board. Under ASC Topic 820, there are three levels of valuation inputs, as follows:
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
Our investment portfolio is primarily comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, we determine the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs may exist, and if so, we assess the appropriateness of the use of these third-party quotes in determining fair value based on (i) our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
Under ASC Topic 820, a financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
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
Our valuation process is led by our executive officers. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent valuation firms, including Duff & Phelps, LLC, collectively referred to as the Valuation Firms, to provide third-party reviews of certain investments, as described further below. Finally, the Board has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
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
The total number of investments and the percentage of our investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%
March 31, 2017	18	30%
June 30, 2017	20	29%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
We may have to include in our ICTI interest income, including original issue discount income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC status, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for U.S. federal income tax purposes on previously accrued interest income will be treated as a capital loss.
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
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of June 30, 2017 and December 31, 2016 were as follows:

Portfolio Company	Investment Type	June 30, 2017	December 31, 2016
Baker Hill Acquisition, LLC	Delayed Draw Term Loan	$500,000	$—
Cafe Enterprises, Inc.	Second Lien Debt	750,000	—
DPII Holdings LLC	Guaranty	576,925	576,925
DLC Acquisition, LLC	Revolver	1,800,000	3,000,000
Eckler's Holdings, Inc.	Equity Investment	1,000,000	—
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	3,250,000
HKW Capital Partners IV, L.P.	Private Equity	121,608	530,032
Lakeview Health Acquisition Company	Revolver	1,387,367	1,387,367
Native Maine Operations	Revolver	1,000,000	—
Nautic Partners VII, LP	Private Equity	532,532	642,172
Nomacorc, LLC	Equity Investment	841,450	849,362
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	800,000	8,400,000
Orchid Underwriters Agency, LLC	Revolver	—	5,000,000
SCA Pharmaceuticals, LLC	Delayed Draw Term Loan	—	12,000,000
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	10,000,000	—
SCUF Gaming, Inc.	Revolver	2,000,000	3,500,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	18,826,531
SPC Partners V, LP	Private Equity	290,631	522,881
SPC Partners VI, LP	Private Equity	3,000,000	3,000,000
TCFI Merlin LLC and TCFI CSG LLC	Revolver	500,000	—
Team Waste, LLC	Equity Investment	—	900,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Delayed Draw Term Loan	1,500,000	1,500,000
Total unused commitments to extend financing		$51,677,044	$66,885,270

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2017, we were not a party to any hedging arrangements.
As of June 30, 2017, 57.9%, or $641.9 million (at cost), of our debt portfolio investments bore interest at fixed rates and 42.1%, or $466.1 million (at cost), of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $9.3 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of June 30, 2017, we had non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($22.0 million United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 3.65%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 22, 2017, which could materially affect our business, financial condition or operating results. There have been no material changes during the six months ended June 30, 2017 to the risk factors discussed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the three months ended June 30, 2017, we issued 50,807 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value for the shares of common stock issued during the three months ended June 30, 2017 under the dividend reinvestment plan was approximately $0.9 million.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Item 1.01. Entry into a Material Definitive Agreement.

On July 31, 2017, the Company entered into that certain Supplement and Joinder Agreement (the “Supplement”) with Branch Banking and Trust Company, as administrative agent, the guarantors under the Credit Facility, and Bank of America, N.A. (“BOA”), as a new lender under the Credit Facility, pursuant to which BOA agreed to provide a $30.0 million commitment through the accordion feature in the Credit Facility, increasing the aggregate commitments under the Credit Facility to $465.0 million from $435.0 million. The Credit Facility continues to include the accordion feature, which would allow the Company, under certain circumstances, to increase the total borrowing size of the Credit Facility further to a maximum of $550.0 million. There were no other amendments to the terms of the Credit Facility.
The foregoing description is only a summary of certain of the provisions of the Supplement and the Credit Facility and is qualified in its entirety by the underlying agreements. The Supplement evidencing BOA’s commitment is filed as an exhibit to this Quarterly Report on Form 10-Q  and is incorporated herein by reference.
Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth under Item 1.01 above is incorporated by reference into this Item 2.03.

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

4.9
First Amendment to Third Amended and Restated Credit Agreement, dated May 1, 2017, among the Company, Branch Banking and Trust Company, ING Capital LLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Bank of North Carolina, EverBank Commercial Finance, Inc., First Tennessee Bank National Association, First National Bank of Pennsylvania, Capital Bank Corporation, Park Sterling Bank, Paragon Commercial Bank, Raymond James Bank, N.A. and Stifel Bank & Trust (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2017 and incorporated herein by reference).

10.1
Triangle Capital Corporation Omnibus Incentive Plan (Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-218459) filed with the Securities and Exchange Commission on June 2, 2017 and incorporated herein by reference).

10.2	Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement*

10.3	Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement*

10.4	Supplement and Joinder Agreement for Triangle Capital Corporation Credit Agreement dated July 31, 2017*

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date:	August 2, 2017	/s/ E. Ashton Poole
E. Ashton Poole
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2017	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 2, 2017	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

10.2	Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement*

10.3	Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement*

10.4	Supplement and Joinder Agreement for Triangle Capital Corporation Credit Agreement dated July 31, 2017*

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.