Form 10-Q
period 2017-09-30
Triangle Capital CORP
filed 2017-11-01
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on November 1, 2017 was 47,740,832.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $998,836,068 and $888,974,154 as of September 30, 2017 and December 31, 2016, respectively)	$908,181,226	$857,604,639
Affiliate investments (cost of $153,091,223 and $162,539,224 as of September 30, 2017 and December 31, 2016, respectively)	146,607,453	161,510,773
Control investments (cost of $86,861,024 and $45,418,113 as of September 30, 2017 and December 31, 2016, respectively)	36,403,000	18,791,769
Total investments at fair value	1,091,191,679	1,037,907,181
Cash and cash equivalents	81,003,756	107,087,663
Interest, fees and other receivables	9,744,381	10,189,788
Prepaid expenses and other current assets	1,827,994	1,659,570
Deferred financing fees	5,439,945	2,699,960
Property and equipment, net	91,195	106,494
Total assets	$1,189,298,950	$1,159,650,656
Liabilities:
Accounts payable and accrued liabilities	$5,540,240	$6,797,244
Interest payable	1,723,664	3,996,940
Taxes payable	—	489,691
Deferred income taxes	1,196,745	2,053,701
Borrowings under credit facility	141,118,837	127,011,475
Notes	163,241,179	162,755,381
SBA-guaranteed debentures payable	246,084,869	245,389,966
Total liabilities	558,905,534	548,494,398
Commitments and contingencies (Note 8)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 47,740,832 and 40,401,292 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	47,741	40,401
Additional paid-in capital	822,780,495	686,835,054
Net investment income in excess of (less than) distributions	(4,483,783)	5,884,512
Accumulated realized losses	(41,242,051)	(24,211,594)
Net unrealized depreciation	(146,708,986)	(57,392,115)
Total net assets	630,393,416	611,156,258
Total liabilities and net assets	$1,189,298,950	$1,159,650,656
Net asset value per share	$13.20	$15.13

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$20,629,534	$17,270,300	$62,755,411	$52,938,976
Affiliate investments	3,329,256	3,380,867	10,580,976	10,121,974
Control investments	281,147	303,708	861,294	764,622
Total interest income	24,239,937	20,954,875	74,197,681	63,825,572
Dividend income:
Non-Control / Non-Affiliate investments	57,515	167,468	1,318,748	(1,030,703)
Affiliate investments	137,470	244,233	241,714	706,495
Control investments	—	—	—	300,000
Total dividend income	194,985	411,701	1,560,462	(24,208)
Fee and other income:
Non-Control / Non-Affiliate investments	2,104,631	1,585,403	4,980,285	5,662,081
Affiliate investments	479,802	319,289	951,091	855,855
Control investments	107,292	110,000	307,292	310,000
Total fee and other income	2,691,725	2,014,692	6,238,668	6,827,936
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,963,525	2,719,831	6,756,172	8,373,124
Affiliate investments	622,613	1,175,899	2,118,550	3,259,634
Total payment-in-kind interest income	2,586,138	3,895,730	8,874,722	11,632,758
Interest income from cash and cash equivalents	175,273	135,459	421,062	228,129
Total investment income	29,888,058	27,412,457	91,292,595	82,490,187
Operating expenses:
Interest and other financing fees	7,394,241	6,757,718	21,418,371	20,040,942
Compensation expenses	4,323,708	3,963,797	12,149,527	17,510,762
General and administrative expenses	1,019,192	859,785	3,403,385	3,170,330
Total operating expenses	12,737,141	11,581,300	36,971,283	40,722,034
Net investment income	17,150,917	15,831,157	54,321,312	41,768,153
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	4,066,263	(11,213,561)	(3,036,048)	(5,007,647)
Affiliate investments	(4,443,680)	2,106	(999,336)	(1,680,198)
Control investments	(8,503,633)	—	(12,995,073)	—
Net realized losses	(8,881,050)	(11,211,455)	(17,030,457)	(6,687,845)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(64,601,974)	11,731,534	(70,083,204)	(596,458)
Affiliate investments	(2,313,261)	(303,939)	(11,651,017)	1,130,412
Control investments	2,047,411	(8,546,464)	(5,981,149)	(8,098,464)
Net unrealized appreciation (depreciation) on investments	(64,867,824)	2,881,131	(87,715,370)	(7,564,510)
Foreign currency borrowings	(897,734)	342,409	(1,601,501)	(569,382)
Net unrealized appreciation (depreciation)	(65,765,558)	3,223,540	(89,316,871)	(8,133,892)
Net realized and unrealized losses on investments and foreign currency borrowings	(74,646,608)	(7,987,915)	(106,347,328)	(14,821,737)
Tax benefit (provision)	(985)	36,431	(305,166)	47,342
Net increase (decrease) in net assets resulting from operations	$(57,496,676)	$7,879,673	$(52,331,182)	$26,993,758
Net investment income per share—basic and diluted	$0.36	$0.42	$1.18	$1.19
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$(1.20)	$0.21	$(1.14)	$0.77
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.45	$0.45	$1.35	$1.44
Total dividends/distributions per share	$0.45	$0.45	$1.35	$1.44
Weighted average shares outstanding—basic and diluted	47,743,990	38,115,449	46,079,139	35,199,704
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Accumulated Realized Losses on Investments	Net Unrealized Depreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2015	33,375,126	$33,375	$549,242,439	$16,127,141	$(25,813,329)	$(31,221,871)	$508,367,755
Net investment income	—	—	—	41,768,153	—	—	41,768,153
Stock-based compensation	—	—	7,502,500	—	—	—	7,502,500
Realized gain (loss) on investments	—	—	—	—	(6,687,845)	7,532,502	844,657
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(15,666,394)	(15,666,394)
Tax benefit	—	—	—	47,342	—	—	47,342
Dividends / distributions	120,562	120	2,325,851	(51,389,199)	—	—	(49,063,228)
Public offering of common stock	6,742,362	6,742	129,129,554	—	—	—	129,136,296
Issuance of restricted stock	364,605	365	(365)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(197,252)	(197)	(3,581,675)	—	—	—	(3,581,872)
Balance, September 30, 2016	40,405,403	$40,405	$684,618,304	$6,553,437	$(32,501,174)	$(39,355,763)	$619,355,209

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of (Less Than) Distributions	Accumulated Realized Losses on Investments	Net Unrealized Depreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2016	40,401,292	$40,401	$686,835,054	$5,884,512	$(24,211,594)	$(57,392,115)	$611,156,258
Net investment income	—	—	—	54,321,312	—	—	54,321,312
Stock-based compensation	—	—	4,499,374	—	—	—	4,499,374
Realized gain (loss) on investments	—	—	—	—	(17,030,457)	18,724,566	1,694,109
Net unrealized loss on investments / foreign currency	—	—	—	—	—	(108,041,437)	(108,041,437)
Tax provision	—	—	—	(305,166)	—	—	(305,166)
Dividends / distributions	91,366	91	1,637,467	(64,384,441)	—	—	(62,746,883)
Public offering of common stock	7,000,000	7,000	131,989,144	—	—	—	131,996,144
Issuance of restricted stock	360,470	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(112,296)	(112)	(2,180,183)	—	—	—	(2,180,295)
Balance, September 30, 2017	47,740,832	$47,741	$822,780,495	$(4,483,783)	$(41,242,051)	$(146,708,986)	$630,393,416

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(52,331,182)	$26,993,758
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(391,502,625)	(163,867,651)
Repayments received/sales of portfolio investments	231,730,067	182,153,894
Loan origination and other fees received	5,733,890	3,205,460
Net realized loss on investments	17,030,457	6,687,845
Net unrealized depreciation on investments	88,572,326	9,525,827
Net unrealized depreciation on foreign currency borrowings	1,601,501	569,382
Deferred income taxes	(856,956)	(1,961,317)
Payment-in-kind interest accrued, net of payments received	(519,326)	(4,177,550)
Amortization of deferred financing fees	1,857,810	1,644,826
Accretion of loan origination and other fees	(3,863,096)	(3,676,003)
Accretion of loan discounts	(466,191)	(307,081)
Accretion of discount on SBA-guaranteed debentures payable	—	31,899
Depreciation expense	51,275	52,369
Stock-based compensation	4,499,374	7,502,500
Changes in operating assets and liabilities:
Interest, fees and other receivables	445,407	(2,074,332)
Prepaid expenses and other current assets	(168,424)	(743,114)
Accounts payable and accrued liabilities	(1,257,004)	(2,827,297)
Interest payable	(2,273,276)	(2,176,980)
Taxes payable	(489,691)	(735,498)
Net cash provided by (used in) operating activities	(102,205,664)	55,820,937
Cash flows from investing activities:
Purchases of property and equipment	(35,976)	(69,177)
Net cash used in investing activities	(35,976)	(69,177)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	—	32,800,000
Repayments of SBA-guaranteed debentures payable	—	(7,800,000)
Borrowings under credit facility	106,700,000	68,901,849
Repayments of credit facility	(94,194,139)	(109,300,000)
Financing fees paid	(3,417,094)	(1,123,400)
Net proceeds related to public offering of common stock	131,996,144	129,136,296
Common stock withheld for payroll taxes upon vesting of restricted stock	(2,180,295)	(3,581,872)
Cash dividends/distributions paid	(62,746,883)	(49,063,228)
Net cash provided by financing activities	76,157,733	59,969,645
Net increase (decrease) in cash and cash equivalents	(26,083,907)	115,721,405
Cash and cash equivalents, beginning of period	107,087,663	52,615,418
Cash and cash equivalents, end of period	$81,003,756	$168,336,823
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,955,808	$19,929,857
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$1,637,558	$2,325,971

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments September 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	$13,620,530	$13,620,530
		Class A Units (1,500,000 units)		901,026	2,610,000
			13,819,514	14,521,556	16,230,530

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	1,117,000
				2,000,000	1,117,000

AM General, LLC (5%)*	Defense Manufacturing	Senior Note (LIBOR + 7.25%, 8.5% Cash, Due 12/21)(8)	9,500,000	9,368,788	9,410,000
		Second Lien Term Note (LIBOR +11.75%, 13.0% Cash, Due 06/22)(8)	20,000,000	19,459,561	19,641,000
			29,500,000	28,828,349	29,051,000

Avantor Performance Materials Holdings, LLC (2%)*	Life Sciences and Advanced Technologies	Second Lien Term Note (LIBOR + 8.25%, 9.5% Cash, Due 03/25)(8)	15,000,000	14,856,508	14,976,000
			15,000,000	14,856,508	14,976,000

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	2,049,000
				1,300,000	2,049,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Second Lien Term Notes (LIBOR + 11.0%, 12.3% Cash, Due 03/21)(8)	13,500,000	13,358,951	11,000,000
		Delayed Draw Term Note (LIBOR + 11.0%, 12.3% Cash, Due 03/21)(8)	1,500,000	1,481,072	1,481,072
		Limited Partnership Interest		1,498,500	103,000
			15,000,000	16,338,523	12,584,072

Cafe Enterprises, Inc. (1%)*	Restaurant	Second Lien Term Note (Prime + 5.75%, 10.0% Cash, Due 03/19)(6)(8)	2,000,000	1,990,411	1,454,000
		Subordinated Note (7% Cash, 7% PIK, Due 09/19)(6)	14,632,863	13,745,570	2,801,000
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			16,632,863	16,735,981	4,255,000

Captek Softgel International, Inc. (5%)*	Nutraceuticals Manufacturer	Subordinated Note (10% Cash, 1.5% PIK, Due 01/23)	30,695,433	30,405,827	30,405,827
		Common Stock (38,023 shares)		3,957,697	4,059,000
			30,695,433	34,363,524	34,464,827

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	1,183,000
				119,735	1,183,000

Centerfield Media Holding Company (0%)*	Digital Marketing	Common Shares (500 shares)		500,000	1,121,000
				500,000	1,121,000

CIBT Global, Inc. (2%)*	Provider of Mobility Services	Second Lien Term Note (LIBOR + 7.75%, 9.1% Cash, Due 06/25)(8)	10,000,000	9,902,191	9,840,000
			10,000,000	9,902,191	9,840,000

CIS Acquisition, LLC (0%)*	Secure Communications and Computing Solutions Provider	Units (1.09 units)		277,538	277,538
				277,538	277,538

Community Intervention Services, Inc. (1%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (6)	20,294,798	17,732,558	3,717,000
			20,294,798	17,732,558	3,717,000

Constellis Holdings, LLC (1%)*	Provider of Security and Risk Management Services	Second Lien Term Note (LIBOR + 9.0%, 10.3% Cash, Due 04/25)(8)	5,000,000	4,928,155	4,903,000
			5,000,000	4,928,155	4,903,000

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		1,500,000	1,624,000
				1,500,000	1,624,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		$1,000,000	$882,000
				1,000,000	882,000

Del Real, LLC (3%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,751,325	13,751,325
		Class A Units (3,000,000 units)		3,000,000	3,442,000
			14,000,000	16,751,325	17,193,325

Dimora Brands, Inc. (3%)*	Hardware Designer and Distributor	Second Lien Term Note (LIBOR + 8.5%, 9.7% Cash, Due 08/25)(8)	20,000,000	19,600,000	19,600,000
			20,000,000	19,600,000	19,600,000

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (LIBOR + 8.0%, 10% Cash, Due 12/20)(8)	21,978,125	21,785,931	21,785,931
		Senior Note (10% Cash, 2% PIK, Due 12/20)	17,187,831	17,024,644	17,024,644
			39,165,956	38,810,575	38,810,575

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (10.5% Cash, 1.5% PIK, Due 08/20)	4,646,082	4,623,967	4,623,967
		Series A Units (600,000 units)		600,000	591,000
			4,646,082	5,223,967	5,214,967

Eckler's Holdings, Inc. (0%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (7.7% Cash, Due 06/19)(6)	13,941,700	13,242,814	3,126,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (702 shares)		435,127	—
			13,941,700	15,457,629	3,126,000

Fridababy Holdings, LLC (4%)*	Baby Products	Subordinated Notes (LIBOR + 9.0%, 10.3% Cash, Due 10/21)(8)	23,000,000	22,614,777	22,614,777
		Class B Units (4,500 units)		273,401	288,000
			23,000,000	22,888,178	22,902,777

FrontStream Holdings, LLC (1%)*	Payment and Donation Management Product Service Provider	Subordinated Note (LIBOR + 6.0%, 7.3% Cash, Due 12/20)(6)(8)	14,624,745	14,272,931	7,315,000
		Series C-2 Preferred Shares (500 shares)		500,000	—
			14,624,745	14,772,931	7,315,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 3/18)	14,094,381	14,094,381	14,094,381
			14,094,381	14,094,381	14,094,381

GST AutoLeather, Inc. (0%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)(6)	24,140,883	23,073,507	2,450,000
			24,140,883	23,073,507	2,450,000

Halo Branded Solutions, Inc. (2%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	10,490,124	10,292,192	10,292,192
		Class A1 Units (2,600 units)		2,600,000	4,034,000
			10,490,124	12,892,192	14,326,192

HemaSource, Inc. (2%)*	Medical Products Distributor	Subordinated Note (9.5% Cash, 1.5% PIK, Due 01/24)	10,030,833	9,836,481	9,836,481
		Class A Units (1,000,000 units)		1,000,000	1,000,000
			10,030,833	10,836,481	10,836,481

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		922,279	1,533,000
				922,279	1,533,000

HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	26,730,722	26,501,283	26,501,283
			26,730,722	26,501,283	26,501,283

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Second Lien Term Note (LIBOR + 8.5%, 9.7% Cash, Due 04/22)(8)	7,500,000	7,442,511	7,442,511
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,149,614	8,021,608	8,021,608
		Subordinated Notes (14% PIK, Due 10/22)	6,374,723	6,325,018	6,325,018
		Class A Units (1,289 units)		1,751,483	1,643,000
			22,024,337	23,540,620	23,432,137

IDERA, Inc. (2%)*	Software Provider	Second Lien Term Note (LIBOR + 9.0%, 10.2% Cash, Due 06/25)(8)	10,000,000	9,853,115	9,853,115
			10,000,000	9,853,115	9,853,115

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		$853,500	$596,000
				853,500	596,000

Integrated Efficiency Solutions, Inc. (3%)*	Energy Services Contracting Firm	Senior Secured Term Note (LIBOR + 9.25%, 10.6% Cash, Due 06/22)(8)	$18,500,000	18,188,844	18,188,844
		Series B Preferred Units (238,095 units)		300,000	300,000
			18,500,000	18,488,844	18,488,844

IPS Structural Adhesives Holdings, Inc. (2%)*	Specialty Adhesives and Plumbing Products Manufacturer	Second Lien Term Note (LIBOR + 9.5%, 10.7% Cash, Due 12/24)(8)	15,000,000	14,718,778	14,903,000
			15,000,000	14,718,778	14,903,000

Keystone Peer Review Organization, Inc. (0%)*	Healthcare - Managed Care	Second Lien Term Note (LIBOR + 9.25%, 10.6% Cash, Due 05/25)(8)	3,000,000	2,942,497	2,927,000
			3,000,000	2,942,497	2,927,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,876,081	27,401,586	27,401,586
			27,876,081	27,401,586	27,401,586

K-Square Restaurant Partners, LP (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	2,759,000
				638,260	2,759,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (LIBOR + 6.75%, 8.1% Cash, Due 12/21)(8)	18,473,037	18,298,370	18,298,370
		Common Stock (2,000 shares)		2,000,000	1,149,000
			18,473,037	20,298,370	19,447,370

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)(6)	6,709,091	6,541,519	3,571,000
		Membership Units (1,216,204 units)		1,176,957	—
			6,709,091	7,718,476	3,571,000

MIC Holding LLC (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,333,000
		Common Units (30,000 units)		30,000	5,572,000
				1,500,000	8,905,000

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Senior Note (LIBOR + 5.50%, 6.8% Cash, Due 08/23)(8)	15,000,000	14,820,000	14,820,000
		Class A-2 Common Units (1,979,524 units)		2,019,693	2,246,000
			15,000,000	16,839,693	17,066,000

Motor Vehicle Software Corporation (3%)*	Provider of EVR Services	Subordinated Note (10% Cash, 0.5% PIK, Due 03/21)	20,321,960	20,043,031	20,043,031
		Class A Units (1,000,000 units)		1,087,460	1,526,000
			20,321,960	21,130,491	21,569,031

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		1,180,910	1,748,000
				1,180,910	1,748,000

Nomacorc, LLC (3%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	21,234,114	20,972,775	17,400,000
		Limited Partnership Interest		2,161,185	—
			21,234,114	23,133,960	17,400,000

Orchid Underwriters Agency, LLC (1%)*	Insurance Underwriter	Subordinated Note (10% Cash, 1.5% PIK, Due 03/23)	2,127,072	2,086,080	2,086,080
		Subordinated Note (13.5% PIK, Due 03/24)	785,362	770,531	770,531
		Class A Preferred Units (15,000 units)		338,158	927,000
		Class A Common Units (15,000 units)		—	1,153,000
			2,912,434	3,194,769	4,936,611

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (LIBOR + 8.5%, 9.8% Cash, Due 11/24)(8)	15,000,000	14,789,664	14,982,000
			15,000,000	14,789,664	14,982,000

Q International Courier, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.25%, 9.6% Cash, Due 09/25)(8)	14,000,000	13,720,000	13,720,000
			14,000,000	13,720,000	13,720,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
REP WWEX Acquisition Parent, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.75%, 10.2% Cash, Due 02/25)(8)	$15,000,000	$14,789,517	$14,920,000
			15,000,000	14,789,517	14,920,000

RMP Group, Inc. (2%)*	Provider of RCM Services to Hospitals and Physician Groups	Subordinated Note (10.5% Cash, 1% PIK, Due 09/22)	10,058,460	9,872,305	9,872,305
		Units (1,000 units)		1,000,000	706,000
			10,058,460	10,872,305	10,578,305

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (2%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	7,574,709	7,467,551	7,467,551
		Series A Preferred Units (39 units)		3,654,253	5,691,000
			7,574,709	11,121,804	13,158,551

SCA Pharmaceuticals, LLC (2%)*	Provider of Pharmaceutical Products	Subordinated Note (LIBOR + 9.0%, 10.3% Cash, Due 12/20)(8)	10,000,000	9,820,631	9,820,631
			10,000,000	9,820,631	9,820,631

Schweiger Dermatology Group, LLC (3%)*	Provider of Dermatology Services	Senior Notes (LIBOR + 8.5%, 9.8% Cash, Due 06/22)(8)	20,000,000	19,639,784	19,639,784
			20,000,000	19,639,784	19,639,784

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (LIBOR + 8.5%, 9.7% Cash, Due 12/21)(8)	25,008,000	24,568,745	24,568,745
		Revolver Loan (LIBOR + 8.5%, 9.7% Cash, Due 06/18)(8)	1,500,000	1,500,000	1,500,000
		Common Stock (27,112 shares)		742,000	316,000
			26,508,000	26,810,745	26,384,745

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,681,843	22,289,511	22,289,511
		Class A Units (3,000 units)		3,000,000	2,876,000
			22,681,843	25,289,511	25,165,511

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		2,247,369	2,321,000
				2,247,369	2,321,000

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (11% Cash, 2% PIK, Due 10/20)	10,117,769	10,053,062	7,463,727
		Class C Partnership Units (2,000,000 units)		1,937,421	3,662,000
			10,117,769	11,990,483	11,125,727

St. Croix Hospice Acquisition Corp. (1%)*	Hospice Services Provider	Second Lien Term Note (LIBOR + 8.75%, 10.0% Cash, Due 03/24)(8)	9,200,000	9,062,000	9,062,000
		Series A Preferred Units (500 units)		500,000	500,000
		Class B Common Units (500 units)		—	—
			9,200,000	9,562,000	9,562,000

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,983,585	10,879,180	10,983,585
		Limited Partnership Interest		925,000	1,760,000
			10,983,585	11,804,180	12,743,585

Tax Advisors Group, LLC (2%)*	Tax Advisory Services	Subordinated Note (10% Cash, 2% PIK, Due 12/22)	12,400,000	12,160,592	12,160,592
		Class A Units (386 units)		1,458,824	1,458,824
			12,400,000	13,619,416	13,619,416

TCFI Merlin LLC ("Merlin") and TCFI CSG LLC ("CSG") (3%)*	Specialty Staffing Service Provider	Senior Notes (LIBOR + 8.5%, 9.7% Cash, Due 09/19)(8)	20,184,192	19,918,528	19,918,528
		Limited Partnership Units - Merlin (500,500 units)		285,485	645,000
		Class A Units - CSG (100,000 units)		100,000	158,000
			20,184,192	20,304,013	20,721,528

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	15,123,450	14,977,282	14,977,282
		Class A Units (1,400,000 units)		1,400,000	2,773,000
			15,123,450	16,377,282	17,750,282

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Tosca Services, LLC (4%)*	Perishable Food Supply Chain Management	Senior Note (LIBOR + 9.5%, 10.7% Cash, Due 12/20)(8)	$28,258,474	$27,997,197	$27,997,197
			28,258,474	27,997,197	27,997,197

Trademark Global LLC (3%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,603,600	14,603,600
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	363,000
			14,800,000	16,103,600	16,466,600

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,280,411	10,094,230	10,094,230
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	9,105,711	8,938,148	9,376,544
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,266,000
			19,386,122	21,032,378	21,736,774

United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	12,955,563	12,955,562	11,605,000
		Class A-1 Common Units (18,818 units)		137,324	—
		Class A Common Units (177,935 units)		1,999,989	—
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	—
			12,955,563	15,930,992	11,605,000

Vantage Mobility International, LLC (5%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.5% Cash, Due 09/21)	30,708,796	30,189,737	30,189,737
		Class A Units (1,750,000 units)		1,750,000	995,000
			30,708,796	31,939,737	31,184,737

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (LIBOR + 7.0%, 11% Cash, Due 06/20)(8)	16,435,000	16,198,669	16,198,669
		Class A Units (2,000 units)		1,954,144	2,087,000
			16,435,000	18,152,813	18,285,669

Women's Marketing, Inc. (0%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	18,537,823	16,141,439	—
		Class A Common Units (16,300 units)		1,630,000	—
			18,537,823	17,771,439	—

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,121 points)		3,089,581	2,396,000
				3,089,581	2,396,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Notes (LIBOR + 8.5%, 9.8% Cash, Due 08/20)(8)	30,250,000	29,943,370	24,657,000
		Limited Partnership Interest		3,496,500	—
			30,250,000	33,439,870	24,657,000

Subtotal Non–Control / Non–Affiliate Investments			942,022,874	998,836,068	908,181,226

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,482,284	6,319,348	6,319,348
		Units (318,977 units)		793,331	790,000
			6,482,284	7,112,679	7,109,348

Consolidated Lumber Holdings, LLC (0%)*	Lumber Yard Operator	Class A Units (15,000 units)		1,500,000	2,972,000
				1,500,000	2,972,000

DPII Holdings, LLC (0%)*	Satellite Communication Business	Tranche III Subordinated Note (19% PIK, Due 01/18)(6)	2,778,885	2,148,462	2,148,000
		Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 01/18)(6)	3,859,842	2,881,603	502,000
		Class A Membership Interest (17,308 units)		1,107,692	—
			6,638,727	6,137,757	2,650,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		$292,000	$602,000
		Class B Interest (48,427 units)		—	—
		Class C Interest (3,746 units)		—	—
				292,000	602,000

Mac Land Holdings, Inc. (0%)*	Environmental and Facilities Services	Common Stock (139 shares)		369,000	369,000
				369,000	369,000

NB Products, Inc. (8%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,453,631	23,166,924	23,166,924
		Jr. Subordinated Note (10% PIK, Due 02/20)	5,067,665	4,980,083	4,980,083
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,318,244	2,294,294	2,294,294
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	10,134,000
		Common Stock (1,668,691 shares)		333,738	11,133,000
			30,839,540	38,396,687	51,708,301

Passport Food Group, LLC (3%)*	Manufacturer of Ethnic Food Products	Senior Notes (LIBOR + 9.0%, 10.3% Cash, Due 03/22)(8)	20,000,000	19,631,708	17,684,000
		Common Stock (20,000 shares)		2,000,000	783,000
			20,000,000	21,631,708	18,467,000

PCX Aerostructures, LLC (4%)*	Aerospace Components Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)	31,647,359	31,219,054	24,799,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			31,647,359	37,725,669	24,799,000

Team Waste, LLC (2%)*	Environmental and Facilities Services	Subordinated Note (10% Cash, 2% PIK, Due 8/23)	4,006,667	3,916,667	3,916,667
		Preferred Units (500,000 units)		10,000,000	10,000,000
			4,006,667	13,916,667	13,916,667

Technology Crops, LLC (1%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 11/17)	12,294,102	12,294,102	9,451,000
		Common Units (50 units)		500,000	—
			12,294,102	12,794,102	9,451,000

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,560,682	9,453,137	9,453,137
		Preferred Units (1,685,357 units)		1,556,069	1,336,000
			9,560,682	11,009,206	10,789,137

Tulcan Fund IV, L.P. (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	286,000
		Common Shares (100,000 shares)		1,000,000	348,000
				1,205,748	634,000

Wythe Will Tzetzo, LLC (0%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	3,140,000
				—	3,140,000

Subtotal Affiliate Investments			121,469,361	153,091,223	146,607,453

Control Investments:
CRS Reprocessing, LLC (1%)*	Fluid Reprocessing Services	Debtor in Possession Loan (8% PIK, Due (11/17)(6)	700,000	700,000	700,000
		Senior Notes (LIBOR + 3.5%, Due 06/17)(6)(8)	2,942,769	2,942,769	502,000
		Split Collateral Term Loans (8% Cash, Due 06/17)(6)	31,243,725	17,542,464	6,557,000
		Subordinated Note (5% Cash, Due 09/17)(6)	7,136,824	125,000	—
		Series F Preferred Units (705,321 units)		9,134,807	—
		Common Units (15,174 units)		—	—
			42,023,318	30,445,040	7,759,000

DialogDirect, Inc. (2%)*	Business Process Outsourcing Provider	Subordinated Notes (8% PIK, Due 10/19)(6)	21,005,082	20,020,226	10,197,000
		Class A Common Units (1,176,500 units)		—	—
			21,005,082	20,020,226	10,197,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)

Frank Entertainment Group, LLC (1%)*	Movie Theatre and Family Entertainment Operator	Senior Note (6% Cash, Due 06/19)(6)	$10,939,428	$10,526,358	$6,169,000
		Second Lien Term Note (2.5% Cash, Due 09/19)(6)	2,078,396	2,050,693	—
		Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class B Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class A Common Units (606,552 units)		1,000,000	—
			13,017,824	19,177,051	6,169,000

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 03/21)	8,462,629	8,439,709	4,250,000
		Series A Convertible Preferred Stock (60,000 shares)		250,575	—
		Series B Convertible Preferred Stock (20,000 shares)		500,144	—
		Common Stock (27,890 shares)		279
			8,462,629	9,190,707	4,250,000

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	8,028,000
				8,028,000	8,028,000

Subtotal Control Investments			84,508,853	86,861,024	36,403,000

Total Investments, September 30, 2017 (173%)*			$1,148,001,088	$1,238,788,315	$1,091,191,679

*    Fair value as a percent of net assets

(1)
All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted. The fair values of all investments were determined using significant unobservable inputs.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 2.4% of total investments at fair value as of September 30, 2017. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(5)	PIK non-accrual investment

(6)	Non-accrual investment

(7)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

(8)
Index-based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
ACA Holdings LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		$2,000,000	$1,242,000
				2,000,000	1,242,000

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	13,593,292	13,593,292
		Class A Units (1,500,000 units)		901,026	3,618,000
			13,819,514	14,494,318	17,211,292

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	2,000,000
				2,000,000	2,000,000

Agilex Flavors & Fragrances, Inc. (2%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, Due 11/21)	13,168,124	13,048,983	13,048,983
		Common Units (1,250 units)		1,250,000	2,227,000
			13,168,124	14,298,983	15,275,983

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	4,266,000
				630,134	4,266,000

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,112,935	4,075,177	4,075,177
			4,112,935	4,075,177	4,075,177

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	1,767,000
				1,300,000	1,767,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Subordinated Notes (LIBOR + 11.0%, 12% Cash, Due 03/21)(8)	13,500,000	13,334,260	12,320,000
		Limited Partnership Interest		1,498,500	721,000
			13,500,000	14,832,760	13,041,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (7% Cash, 7% PIK, Due 09/19)	13,882,800	13,743,461	10,331,000
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			13,882,800	14,743,461	10,331,000

Capital Contractors, Inc. (0%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 6/20)	9,843,542	9,711,658	—
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,203,658	—

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,407,336	15,150,497	15,150,497
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,407,336	16,650,497	16,650,497

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	264,000
				119,735	264,000

Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	18,857,978	18,567,590	19,235,000
		Common Shares (1,000 shares)		1,000,000	2,220,000
			18,857,978	19,567,590	21,455,000

Community Intervention Services, Inc. (2%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (5)	18,736,265	17,717,756	14,134,000
			18,736,265	17,717,756	14,134,000

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,406,749	15,406,749
		Preferred Stock (703 shares)		554,458	835,000
		Common Stock (1,000,000 shares)		100,000	353,000
			15,505,583	16,061,207	16,594,749

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		$1,500,000	$2,076,000
				1,500,000	2,076,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	940,000
				1,000,000	940,000

Del Real, LLC (2%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,727,515	13,727,515
		Class A Units (3,000,000 units)		3,000,000	3,000,000
			14,000,000	16,727,515	16,727,515

DialogDirect, Inc. (2%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	16,126,541	16,020,226	11,994,000
			16,126,541	16,020,226	11,994,000

Dimora Brands, Inc. (2%)*	Hardware Designer and Distributor	Subordinated Note (LIBOR + 10.0%, 11% Cash, Due 10/23)(8)	12,500,000	12,267,514	12,267,514
			12,500,000	12,267,514	12,267,514

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (LIBOR + 8.0%, 10% Cash, Due 12/20)(8)	21,312,500	21,047,577	21,047,577
		Senior Note (10% Cash, 2% PIK, Due 12/20)	16,929,763	16,735,793	16,735,793
			38,242,263	37,783,370	37,783,370

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/19)	7,531,330	7,474,744	7,474,744
		Series A Units (600,000 units)		600,000	739,000
			7,531,330	8,074,744	8,213,744

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,941,563	9,882,596	8,396,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	—
			9,941,563	11,847,411	8,396,000

Fresh-G Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

Flowchem Holdings LLC (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	2,552,000
				782,356	2,552,000

Fridababy Holdings, LLC (4%)*	Baby Products	Senior Notes (LIBOR + 9.0%, 10% Cash, Due 10/21)(8)	23,000,000	22,558,007	22,558,007
		Class B Units (4,500 units)		273,401	273,401
			23,000,000	22,831,408	22,831,408

FrontStream Holdings, LLC (2%)*	Payment and Donation Management Product Service Provider	Subordinated Note (12.5% Cash, Due 12/20)	13,375,000	13,254,632	12,643,000
		Series C-2 Preferred Shares (500 shares)		500,000	435,000
			13,375,000	13,754,632	13,078,000

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,418,332	6,771,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,168,332	6,771,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,675,353	13,675,353	13,675,353
			13,675,353	13,675,353	13,675,353

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	23,131,473	22,812,032	22,812,032
			23,131,473	22,812,032	22,812,032

Halo Branded Solutions, Inc. (2%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	10,410,398	10,190,992	10,190,992
		Class A1 Units (2,600 units)		2,600,000	3,308,000
			10,410,398	12,790,992	13,498,992

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		835,283	1,231,000
				835,283	1,231,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)

HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	$26,131,706	$25,854,767	$25,854,767
			26,131,706	25,854,767	25,854,767

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Second Lien Term Note (LIBOR + 8.5%, 9.5% Cash, Due 04/22)(8)	7,500,000	7,435,556	7,435,556
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,088,123	7,946,278	7,946,278
		Subordinated Notes (14% PIK, Due 10/22)	5,743,159	5,688,352	5,688,352
		Class A Units (1,289 units)		1,751,483	1,929,000
			21,331,282	22,821,669	22,999,186

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,527,000
				853,500	1,527,000

IPS Structural Adhesives Holdings, Inc. (2%)*	Specialty Adhesives and Plumbing Products Manufacturer	Second Lien Term Note (LIBOR + 9.5%, 10.5% Cash, Due 12/24)(8)	15,000,000	14,700,000	14,700,000
			15,000,000	14,700,000	14,700,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,668,623	27,135,218	27,135,218
			27,668,623	27,135,218	27,135,218

K-Square Restaurant Partners, LP (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,830,000
				638,260	3,830,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (LIBOR + 6.75%, 7.8% Cash, Due 12/21)(8)	18,612,633	18,412,633	18,412,633
		Common Stock (2,000 shares)		2,000,000	2,000,000
			18,612,633	20,412,633	20,412,633

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,533,934	5,055,000
		Membership Units (1,216,204 units)		1,176,957	260,000
			6,545,455	7,710,891	5,315,000

MIC Holding LLC (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,012,000
		Common Units (30,000 units)		30,000	8,837,000
				1,500,000	11,849,000

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	24,435,074	24,342,230	24,342,230
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,875,000
			24,435,074	26,361,923	26,217,230

Motor Vehicle Software Corporation (3%)*	Provider of EVR Services	Subordinated Note (10% Cash, 0.5% PIK, Due 03/21)	20,245,100	19,917,945	19,917,945
		Class A Units (1,000,000 units)		1,076,210	1,372,000
			20,245,100	20,994,155	21,289,945

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		1,093,312	1,520,000
				1,093,312	1,520,000

Nomacorc, LLC (3%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	20,875,890	20,572,926	16,597,000
		Limited Partnership Interest		2,150,637	—
			20,875,890	22,723,563	16,597,000

Orchid Underwriters Agency, LLC (4%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	21,409,670	21,125,036	21,125,036
		Class A Preferred Units (15,000 units)		1,500,000	1,972,000
		Class A Common Units (15,000 units)		—	1,624,000
			21,409,670	22,625,036	24,721,036

PowerDirect Marketing, LLC (0%)*	Marketing Services	Senior Note (13% Cash, 2% PIK, Due 06/17)(6)	8,573,531	5,077,482	850,000
		Common Unit Purchase Warrants		590,200	—
			8,573,531	5,667,682	850,000

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (LIBOR + 8.5%, 9.5% Cash, Due 11/24)(8)	15,000,000	14,775,000	14,775,000
			15,000,000	14,775,000	14,775,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		$111,000	$111,000
				111,000	111,000

Rotolo Consultants, Inc. (1%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	$6,904,210	6,792,686	6,792,686
		Series A Preferred Units (39 units)		3,654,253	1,671,000
			6,904,210	10,446,939	8,463,686

SCA Pharmaceuticals, LLC (0%)*	Provider of Pharmaceutical Products	Subordinated Note (LIBOR + 9.0%, 10% Cash, Due 12/20)(8)	3,000,000	2,700,000	2,700,000
			3,000,000	2,700,000	2,700,000

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (LIBOR + 8.5%, 9.5% Cash, Due 12/21)(8)	25,008,000	24,507,840	24,507,840
		Common Stock (27,112 shares)		742,000	742,000
			25,008,000	25,249,840	25,249,840

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,341,283	21,910,129	21,910,129
		Class A Units (3,000 units)		3,000,000	3,000,000
			22,341,283	24,910,129	24,910,129

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,922,865	2,019,000
				1,922,865	2,019,000

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,042	15,966,524	12,524,143
		Class C Partnership Units (2,000,000 units)		1,937,421	2,813,000
			16,110,042	17,903,945	15,337,143

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,737,451	10,606,430	10,606,430
		Limited Partnership Interest		925,000	1,310,000
			10,737,451	11,531,430	11,916,430

TCFI Merlin LLC (2%)*	Specialty Staffing Service Provider	Senior Notes (10% Cash, 1% PIK, Due 09/19)	13,396,027	13,212,935	13,212,935
		Limited Partnership Units (500,500 units)		500,000	578,000
			13,396,027	13,712,935	13,790,935

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,840,320	14,656,890	14,656,890
		Class A Units (1,400,000 units)		1,400,000	2,663,000
			14,840,320	16,056,890	17,319,890

Trademark Global LLC (3%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,584,165	14,584,165
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	—
			14,800,000	16,084,165	16,084,165

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,126,055	9,919,675	9,919,675
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	8,970,540	8,784,798	8,562,599
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,077,000
			19,096,595	20,704,473	20,559,274

United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	12,758,807	12,686,184	12,686,184
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A Common Units (177,935 units)		1,999,989	1,767,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	361,000
			12,758,807	15,661,614	14,951,184

Vantage Mobility International, LLC (5%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.2% Cash, Due 09/21)	29,350,000	28,785,893	28,785,893
		Class A Units (1,750,000 units)		1,750,000	1,750,000
			29,350,000	30,535,893	30,535,893

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Water Pik, Inc. (5%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (LIBOR + 8.75%, 9.8% Cash, Due 01/21)(8)	$31,150,970	$30,769,847	$30,769,847
			31,150,970	30,769,847	30,769,847

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (LIBOR + 7.0%, 11% Cash, Due 06/20)(8)	13,822,500	13,605,040	13,605,040
		Class A Units (2,000 units)		1,954,144	1,954,000
			13,822,500	15,559,184	15,559,040

Women's Marketing, Inc. (2%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	16,868,045	16,141,439	11,093,000
		Class A Common Units (16,300 units)		1,630,000	—
			16,868,045	17,771,439	11,093,000

WSO Holdings, LP (1%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	3,576,000
				3,000,000	3,576,000

YummyEarth Inc. (3%)*	Organic Candy Manufacturer	Senior Notes (LIBOR + 8.5%, 9.5% Cash, Due 08/20)(8)	22,000,000	21,565,471	19,564,000
		Limited Partnership Interest		3,496,500	—
			22,000,000	25,061,971	19,564,000

Subtotal Non–Control / Non–Affiliate Investments			825,243,841	888,974,154	857,604,639

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,433,333	6,249,220	6,249,220
		Units (318,977 units)		793,331	754,000
			6,433,333	7,042,551	7,003,220

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 03/18)	11,670,708	11,670,708	11,670,708
		Common Stock (84 shares)		502,320	2,155,000
			11,670,708	12,173,028	13,825,708

Consolidated Lumber Company LLC (1%)*	Lumber Yard Operator	Subordinated Note (10% Cash, 2% PIK, Due 09/20)	4,193,848	4,121,389	4,278,000
		Class A Units (15,000 units)		1,500,000	2,481,000
			4,193,848	5,621,389	6,759,000

DPII Holdings, LLC (0%)*	Satellite Communication Business	Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 01/18)(6)	3,744,709	3,227,001	2,356,001
		Tranche III Subordinated Note (19% PIK, Due 01/18)(6)	2,408,752	2,148,462	—
		Class A Membership Interest (17,308 units)		1,107,692	—
			6,153,461	6,483,155	2,356,001

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	645,000
		Class B Interest (48,427 units)		—	101,000
		Class C Interest (3,746 units)		—	—
				292,000	746,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (LIBOR + 7%, 10% Cash, 5.8% PIK, Due 06/18)(8)	9,997,644	9,940,684	9,940,684
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,997,644	16,540,684	16,768,398

MS Bakery Holdings, Inc. (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	397,000
		Common B Units (3,000 units)		23,140	2,110,000
		Common A Units (1,652 units)		14,993	1,162,000
				250,000	3,669,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (8%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,105,315	$22,751,190	$22,751,190
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,705,830	4,595,921	4,595,921
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,002,586	1,972,727	1,972,727
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	9,412,000
		Common Stock (1,668,691 shares)		333,738	9,779,000
			29,813,731	37,275,224	48,510,838

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)	29,647,359	29,148,152	21,960,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			29,647,359	35,654,767	21,960,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (455,000 units)		9,100,000	9,100,000
				9,100,000	9,100,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 09/17)	11,837,622	11,837,622	11,837,622
		Common Units (50 units)		500,000	—
			11,837,622	12,337,622	11,837,622

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,674,276	9,521,986	9,521,986
		Preferred Units (1,685,357 units)		1,556,069	1,270,000
			9,674,276	11,078,055	10,791,986

Tulcan Fund IV, L.P. (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	257,000
		Common Shares (100,000 shares)		1,000,000	301,000
				1,205,748	558,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	817,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	817,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	6,808,000
				—	6,808,000

Subtotal Affiliate Investments			119,421,982	162,539,224	161,510,773

Control Investments:
CRS Reprocessing, LLC (1%)*	Fluid Reprocessing Services	Senior Notes (LIBOR + 3.5%, 4.3% Cash, Due 06/17)(8)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (8% Cash, Due 06/17)	11,192,464	11,192,464	6,182,000
		Series F Preferred Units (705,321 units)		9,134,807	—
		Common Units (15,174 units)		—	—
			14,135,233	23,270,040	9,124,769

DCWV Acquisition Corporation (0%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 12/19)(6)	291,875	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 12/19)(6)	8,090,699	6,178,633	1,389,000
		Jr. Subordinated Note (15% PIK, Due 12/19)(6)	2,440,829	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			10,823,403	9,628,633	1,639,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 1/17)(6)	$648,527	$375,000	$—
		Subordinated Note (8.5% Cash, Due 1/17)(6)	4,900,843	3,000,000	—
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,549,370	4,491,440	—

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	8,028,000
				8,028,000	8,028,000

Subtotal Control Investments			30,508,006	45,418,113	18,791,769

Total Investments, December 31, 2016 (170%)*			$975,173,829	$1,096,931,491	$1,037,907,181

*    Fair value as a percent of net assets

(1)
All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted. The fair values of all investments were determined using significant unobservable inputs.

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

(8)
Index-based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

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
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2017:
Subordinated debt and 2nd lien notes	$812,599,788	66%	$688,995,595	63%
Senior debt and 1st lien notes	290,613,735	23	270,479,180	25
Equity shares	133,883,175	11	131,120,904	12
Equity warrants	1,691,617	—	596,000	—
	$1,238,788,315	100%	$1,091,191,679	100%
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%
During the three months ended September 30, 2017, the Company made seven new investments totaling approximately $110.3 million and investments in sixteen existing portfolio companies totaling approximately $30.2 million. During the nine months ended September 30, 2017, the Company made twenty-two new investments totaling approximately $328.2 million and investments in twenty-five existing portfolio companies totaling approximately $63.3 million.
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
The Company’s investment portfolio is primarily comprised of debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, the Company determines the fair value of its investments in good faith primarily using Level 3 inputs. In certain

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

cases, quoted prices or other observable inputs may exist, and if so, the Company assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
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
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at September 30, 2017 and December 31, 2016 are summarized as follows:

September 30, 2017:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$637,935,010	Income Approach	Required Rate of Return	9.6% – 25.0%	12.1%
			Leverage Ratio	1.6x – 10.3x	4.7x
			Adjusted EBITDA	$2.6 million – $280.6 million	$45.9 million
Subordinated debt and 2nd lien notes	40,077,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.9x – 10.0x	6.9x
			Adjusted EBITDA	$1.8 million – $31.4 million	$11.2 million
			Revenue Multiple	0.8x – 0.8x	0.8x
			Revenues	$80.0 million – $80.0 million	$80.0 million
Senior debt and 1st lien notes	270,479,180	Income Approach	Required Rate of Return	6.8% – 25.0%	11.4%
			Leverage Ratio	1.0x – 7.4x	4.0x
			Adjusted EBITDA	$3.5 million – $129.5 million	$17.4 million
Equity shares and warrants	131,716,904	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 14.9x	7.7x
			Adjusted EBITDA	$0.5 million – $60.0 million	$15.9 million
			Revenue Multiple	0.8x – 3.0x	1.2x
			Revenues	$17.5 million – $80.0 million	$52.8 million

(1)	One subordinated debt investment with a fair value of $10,983,585 was repaid subsequent to the end of the reporting period and was valued at its transaction price.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2016:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$646,856,367	Income Approach	Required Rate of Return	9.5% – 35.0%	13.8%
			Leverage Ratio	0.1x – 9.5x	4.8x
			Adjusted EBITDA	$2.6 million – $169.8 million	$27.9 million
Subordinated debt and 2nd lien notes	19,790,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.0x – 6.7x	5.8x
			Adjusted EBITDA	$0.6 million – 4.9 million	$2.1 million
			Revenue Multiple	0.8x – 0.8x	0.8x
			Revenues	$98.0 million – $98.0 million	$98.0 million
Senior debt and 1st lien notes	190,793,157	Income Approach	Required Rate of Return	4.3% – 20.0%	11.0%
			Leverage Ratio	0.0x – 8.3x	3.2x
			Adjusted EBITDA	$4.0 million – $14.1 million	$9.3 million
Equity shares and warrants	152,435,657	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 14.9x	7.4x
			Adjusted EBITDA	($1.4 million) – $82.1 million	$15.0 million
			Revenue Multiple	0.8x – 4.0x	1.4x
			Revenues	$19.0 million – $98.0 million	$61.7 million

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

The following table presents the Company’s investment portfolio at fair value as of September 30, 2017 and December 31, 2016, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$688,995,595	$688,995,595
Senior debt and 1st lien notes	—	—	270,479,180	270,479,180
Equity shares	—	—	131,120,904	131,120,904
Equity warrants	—	—	596,000	596,000
	$—	$—	$1,091,191,679	$1,091,191,679

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$690,159,367	$690,159,367
Senior debt and 1st lien notes	—	—	191,643,157	191,643,157
Equity shares	—	—	154,216,657	154,216,657
Equity warrants	—	—	1,888,000	1,888,000
	$—	$—	$1,037,907,181	$1,037,907,181

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and 2016:

Nine Months Ended September 30, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	220,193,495	158,635,429	12,673,701	—	391,502,625
Reclassifications	22,558,007	(22,558,007)	—	—	—
Proceeds from sales of investments	—	—	(27,036,478)	(479,408)	(27,515,886)
Loan origination fees received	(3,471,655)	(2,262,235)	—	—	(5,733,890)
Principal repayments received	(163,054,918)	(41,159,263)	—	—	(204,214,181)
PIK interest earned	8,033,507	841,215	—	—	8,874,722
PIK interest payments received	(7,847,417)	(507,979)	—	—	(8,355,396)
Accretion of loan discounts	411,497	54,694	—	—	466,191
Accretion of deferred loan origination revenue	2,798,373	1,064,723	—	—	3,863,096
Realized gain (loss)	(20,656,958)	(2,110,952)	7,721,145	(1,983,692)	(17,030,457)
Unrealized gain (loss)	(60,127,703)	(13,161,602)	(16,454,121)	1,171,100	(88,572,326)
Fair value, end of period	$688,995,595	$270,479,180	$131,120,904	$596,000	$1,091,191,679

Nine Months Ended September 30, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	145,487,825	3,000,000	14,729,826	650,000	163,867,651
Reclassifications	4,020,247	(4,020,247)	—	—	—
Proceeds from sales of investments	—	—	(14,838,506)	(5,627,106)	(20,465,612)
Loan origination fees received	(3,165,460)	(40,000)	—	—	(3,205,460)
Principal repayments received	(157,151,997)	(4,536,285)	—	—	(161,688,282)
PIK interest earned	10,548,903	1,083,855	—	—	11,632,758
PIK interest payments received	(7,219,058)	(236,150)	—	—	(7,455,208)
Accretion of loan discounts	156,879	150,202	—	—	307,081
Accretion of deferred loan origination revenue	3,289,162	386,841	—	—	3,676,003
Realized gain (loss)	(15,371,087)	(1,560,322)	7,090,358	3,153,206	(6,687,845)
Unrealized gain (loss)	(10,065,698)	(168,648)	253,619	454,900	(9,525,827)
Fair value, end of period	$669,654,799	$126,988,510	$148,790,666	$2,298,000	$947,731,975

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized losses on investments of $73.4 million and $111.6 million during the three and nine months ended September 30, 2017, were related to portfolio company investments that were still held by the Company as of September 30, 2017. Pre-tax net unrealized losses on investments of $11.1 million and $17.2 million during the three and nine months ended September 30, 2016, respectively, were related to portfolio company investments that were still held by the Company as of September 30, 2016.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the nine months ended September 30, 2017, the Company made investments of approximately $382.3 million in portfolio

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2017, the Company made investments of $9.2 million in companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date. The Company had negative dividend income of $24,208 during the nine months ended September 30, 2016, consisting of dividend income of approximately $1.3 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, the Company received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in the first quarter of 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements ("Loan Origination Fees") are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.
Fee income for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Recurring Fee Income:
Amortization of loan origination fees	$598,288	$498,733	$1,828,783	$1,584,691
Management, valuation and other fees	232,272	298,033	689,663	716,328
Total Recurring Fee Income	830,560	796,766	2,518,446	2,301,019
Non-Recurring Fee Income:
Prepayment fees	273,106	374,778	1,004,509	1,863,135
Acceleration of unamortized loan origination fees	1,340,781	626,648	2,344,435	2,091,313
Advisory and structuring fees	230,000	200,000	230,000	200,000
Loan amendment fees	17,278	—	132,278	17,770
Other fees	—	16,500	9,000	354,699
Total Non-Recurring Fee Income	1,861,165	1,217,926	3,720,222	4,526,917
Total Fee Income	$2,691,725	$2,014,692	$6,238,668	$6,827,936
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a regulated investment company ("RIC") for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both September 30, 2017 and December 31, 2016, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both September 30, 2017 and December 31, 2016, the Company’s largest single portfolio company investment represented approximately 4.7% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of September 30, 2017, $815.4 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility, as amended on May 1, 2017 (the “Credit Facility”), and $373.9 million were subject to superior claim over the Company's stockholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of both September 30, 2017 and December 31, 2016, the Company held investments in two portfolio companies that were denominated in Canadian dollars.
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
3. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following schedules present information about investments in and advances to affiliates for the nine months ended September 30, 2017 and year ended December 31, 2016:

Nine Months Ended September 30, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions(4)	September 30, 2017 Value
Portfolio Company	Type of Investment(1)
Control Investments:
CRS Reprocessing, LLC	Debtor in Possession Loan (8% PIK)(5)	$—	$—	$—	$—	$700,000	$—	$700,000
	Senior Notes (LIBOR + 3.5%)(5)(6)	—	(2,440,769)	66,184	2,942,769	—	2,440,769	502,000
	Split Collateral Term Loans (8% Cash)(5)	—	(5,975,000)	513,963	6,182,000	6,350,000	5,975,000	6,557,000
	Subordinated Note (5% Cash)(5)	—	(125,000)	—	—	125,000	125,000	—
	Series F Preferred Units (705,321 units)	—	—	—	—	—	—	—
	Common Units (15,174 units)	—	—	—	—	—		—
		—	(8,540,769)	580,147	9,124,769	7,175,000	8,540,769	7,759,000

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions(4)	September 30, 2017 Value
Portfolio Company	Type of Investment(1)
DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)	$(250,000)	$—	$—	$250,000	$—	$250,000	$—
	Subordinated Note (12% Cash, 3% PIK)	(7,053,633)	6,789,633	—	1,389,000	6,789,633	8,178,633	—
	Jr. Subordinated Note (15% PIK)	(1,200,000)	1,200,000	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—	—	—
	100% Common Shares	—	—	—	—	—	—	—
		(8,503,633)	7,989,633	—	1,639,000	6,789,633	8,428,633	—

DialogDirect, Inc.	Subordinated Note (8% PIK)(5)	—	(3,183,000)	—	—	13,380,000	3,183,000	10,197,000
	Class A Common Units (1,176,500 units)	—	—	—	—	—	—	—
		—	(3,183,000)	—	—	13,380,000	3,183,000	10,197,000

Frank Entertainment Group, LLC(7)	Senior Note (6% Cash, Due 06/19)(5)	—	(3,279,470)	—	—	9,448,470	3,279,470	6,169,000
	Second Lien Term Note (2.5% Cash)(5)	—	(1,876,693)	—	—	1,876,693	1,876,693	—
	Redeemable Preferred Units (2,800,000 units)	—	(1,074,000)	—	—	1,074,000	1,074,000	—
	Redeemable Class B Preferred Units (2,800,000 units)	—	—	—	—	—	—	—
	Class A Common Units (606,552 units)	—	—	—	—	—	—	—
		—	(6,230,163)	—	—	12,399,163	6,230,163	6,169,000

Frontstreet Facility Solutions, Inc.	Subordinated Note (13% Cash)	—	(507,292)	288,439	—	4,757,292	507,292	4,250,000
	Series A Convertible Preferred Stock (60,000 shares)	—	(575)	—	—	575	575	—
	Series B Convertible Preferred Stock (20,000 shares)	—	(144)	—	—	144	144	—
	Common Stock (27,890 shares)	—	(279)	—	—	279	279	—
		—	(508,290)	288,439	—	4,758,290	508,290	4,250,000

Gerli & Company	Subordinated Note (13% Cash)	(375,000)	375,000	—	—	375,000	375,000	—
	Subordinated Note (8.5% Cash)	(3,000,000)	3,000,000	—	—	3,000,000	3,000,000	—
	Class A Preferred Shares (1,211 shares)	(855,000)	855,000	—	—	855,000	855,000	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—	—	—
	Class E Preferred Shares (400 shares)	(161,440)	161,440	—	—	161,440	161,440	—
	Common Stock (300 shares)	(100,000)	100,000	—	—	100,000	100,000	—
		(4,491,440)	4,491,440	—	—	4,491,440	4,491,440	—

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions(4)	September 30, 2017 Value
Portfolio Company	Type of Investment(1)
SRC Worldwide, Inc.	Common Stock (5,000 shares)	$—	$—	$300,000	$8,028,000	$—	$—	$8,028,000
		—	—	300,000	8,028,000	—	—	8,028,000

Total Control Investments		(12,995,073)	(5,981,149)	1,168,586	18,791,769	48,993,526	31,382,295	36,403,000

Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	—	—	657,541	6,249,220	70,128	—	6,319,348
	Units (318,977 units)	—	36,000	—	754,000	36,000	—	790,000
		—	36,000	657,541	7,003,220	106,128	—	7,109,348

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	1,154,260	11,670,708	207,319	11,878,027	—
	Common Stock (84 shares)	1,672,321	(1,652,680)	—	2,155,000	1,672,322	3,827,322	—
		1,672,321	(1,652,680)	1,154,260	13,825,708	1,879,641	15,705,349	—

Consolidated Lumber Holdings, LLC	Subordinated Note (10% Cash, 2% PIK)	—	(156,611)	194,082	4,278,000	78,750	4,356,750	—
	Class A Units (15,000 units)	—	491,000	196,262	2,481,000	491,000	—	2,972,000
		—	334,389	390,344	6,759,000	569,750	4,356,750	2,972,000

DPII Holdings, LLC	Tranche III Subordinated Note (19% PIK)(5)	—	2,148,000	—	—	2,148,000	—	2,148,000
	Tranche I & II Subordinated Notes (12% Cash, 4% PIK)(5)	—	(1,508,603)	—	2,356,001	—	1,854,001	502,000
	Class A Membership Interest (17,308 units)	—	—	—	—	—	—	—
		—	639,397	—	2,356,001	2,148,000	1,854,001	2,650,000

FCL Holding SPV, LLC	Class A Interest (24,873 units)	—	(43,000)	45,452	645,000	—	43,000	602,000
	Class B Interest (48,427 units)	—	(101,000)	—	101,000	—	101,000	—
	Class B Interest (3,746 units)	—		—	—	—	—	—
		—	(144,000)	45,452	746,000	—	144,000	602,000

Frank Entertainment Group, LLC(7)	Senior Note (LIBOR + 7%, 10% Cash, 5.8% PIK)(6)	—	(1,077,888)	823,087	9,940,684	351,600	10,292,284	—
	Second Lien Term Note (10% Cash)	—	(174,000)	15,000	—	1,200,000	1,200,000	—
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	—	(3,492,904)	—	4,566,904	—	4,566,904	—
	Class B Redeemable Preferred Units (18,667 units)	—	(1,660,810)	—	1,660,810	—	1,660,810	—
	Class C Redeemable Preferred Units (25,846 units)	—	(600,000)	—	600,000	—	600,000	—
	Class A Common Units (43,077 units)	—	—	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—	—	—
		—	(7,005,602)	838,087	16,768,398	1,551,600	18,319,998	—

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions(4)	September 30, 2017 Value
Portfolio Company	Type of Investment(1)
Mac Land Holdings, Inc.	Common Stock (139 shares)	$—	$—	$—	$—	$369,000	$—	$369,000
		—	—	—	—	369,000	—	369,000

MS Bakery Holdings, Inc.	Preferred Units (233 units)	185,133	(185,133)	—	397,000	185,133	582,133	—
	Common B Units (3,000 units)	2,087,323	(2,086,860)	—	2,110,000	2,087,323	4,197,323	—
	Common A Units (1,652 units)	1,147,007	(1,147,007)	—	1,162,000	1,147,007	2,309,007	—
		3,419,463	(3,419,000)	—	3,669,000	3,419,463	7,088,463	—

Native Maine Operations, Inc.	Senior Notes (LIBOR + 9%)(6)	—	—	1,476,540	—	18,000,000	18,000,000	—
	Preferred Units (20,000 units)	—	—	—	—	2,000,000	2,000,000	—
		—	—	1,476,540	—	20,000,000	20,000,000	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	—	—	2,643,824	22,751,190	415,734	—	23,166,924
	Jr. Subordinated Note (10% PIK)	—	—	376,848	4,595,921	384,162	—	4,980,083
	Jr. Subordinated Bridge Note (20% PIK)	—	—	321,567	1,972,727	321,567	—	2,294,294
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	722,000	—	9,412,000	722,000	—	10,134,000
	Common Stock (1,668,691 shares)	—	1,354,000	—	9,779,000	1,354,000	—	11,133,000
		—	2,076,000	3,342,239	48,510,838	3,197,463	—	51,708,301

Passport Food Group, LLC	Senior Notes (LIBOR + 9.0%, 10.3% Cash, Due 03/22)(6)	—	(1,947,708)	1,076,866	—	19,631,708	1,947,708	17,684,000
	Common Stock (20,000 shares)	—	(1,217,000)	—	—	2,000,000	1,217,000	783,000
		—	(3,164,708)	1,076,866	—	21,631,708	3,164,708	18,467,000

PCX Aerostructures, LLC	Subordinated Note (10.5% Cash)	—	768,098	2,460,740	21,960,000	2,839,000	—	24,799,000
	Series A Preferred Stock (6,066 shares)	—	—	—	—	—	—	—
	Series B Preferred Stock (411 shares)	—	—	—	—	—	—	—
	Class A Common Stock (121,922 shares)	—	—	—	—	—	—	—
		—	768,098	2,460,740	21,960,000	2,839,000	—	24,799,000

Team Waste, LLC	Subordinated Note (10% Cash, 2% PIK)	—	—	40,000	—	3,916,667	—	3,916,667
	Preferred Units (500,000 units)	—	—	9,000	9,100,000	900,000	—	10,000,000
		—	—	49,000	9,100,000	4,816,667	—	13,916,667

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	—	(2,843,102)	1,552,035	11,837,622	456,480	2,843,102	9,451,000
	Common Units (50 units)	—	—	—	—	—	—	—
		—	(2,843,102)	1,552,035	11,837,622	456,480	2,843,102	9,451,000

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions(4)	September 30, 2017 Value
Portfolio Company	Type of Investment(1)
TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	$—	$—	$849,227	$9,521,986	$117,880	$186,729	$9,453,137
	Preferred Units (1,685,357 units)	—	66,000	—	1,270,000	66,000	—	1,336,000
		—	66,000	849,227	10,791,986	183,880	186,729	10,789,137

Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	—	—	—	—	—	—	—
		—	—	—	—	—	—	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	29,000	—	257,000	29,000	—	286,000
	Common Shares (100,000 shares)	—	47,000	—	301,000	47,000	—	348,000
		—	76,000	—	558,000	76,000	—	634,000

Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	(2,251,100)	2,251,100	—	—	2,251,100	2,251,100	—
	Class B Preferred Units (11,484,867 units)	(2,935,218)	2,487,218	—	817,000	2,487,218	3,304,218	—
	Common Unit Purchase Warrant (1,170,083 units)	(748,900)	748,900	—	—	748,900	748,900	—
	Common Units (153,219 units)	(180,783)	180,783	—	—	180,783	180,783	—
		(6,116,001)	5,668,001	—	817,000	5,668,001	6,485,001	—

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(3,668,000)	—	6,808,000	—	3,668,000	3,140,000
		—	(3,668,000)	—	6,808,000	—	3,668,000	3,140,000

Investments not held at the end of the period		24,881	—	—	—	24,881	24,881	—
Deferred taxes		—	582,190	—	—	—	—	—

Total Affiliate Investments		$(999,336)	$(11,651,017)	$13,892,331	$161,510,773	$68,937,662	$83,840,982	$146,607,453

(1)
All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted. The fair values of all investments were determined using significant unobservable inputs.

(2)
Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively. Amounts include accrued PIK interest if the description of the security includes disclosure of a PIK interest rate.

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

(6)
Index-based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

(7)	During the quarter ended September 30, 2017, as a result of a balance sheet restructuring, Frank Entertainment Group, LLC moved from an affiliate investment to a control investment.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2016:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions (3)	Gross Reductions(4)	December 31, 2016 Value
Portfolio Company	Type of Investment(1)
Control Investments:
CRS Reprocessing, LLC	Senior Notes (LIBOR + 3.5%, 4.3% Cash)(6)	$—	$—	$120,067	$2,942,769	$—	$—	$2,942,769
	Split Collateral Term Loans (8% Cash)	—	(5,010,464)	897,649	6,192,464	5,000,000	5,010,464	6,182,000
	Series F Preferred Units (705,321 units)	—	(5,221,000)	—	5,221,000	—	5,221,000	—
	Common Units (15,174 units)	—	—	333	—	—		—
		—	(10,231,464)	1,018,049	14,356,233	5,000,000	10,231,464	9,124,769

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)(5)	—	—	—	250,000	—	—	250,000
	Subordinated Note (12% Cash, 3% PIK)(5)	—	(1,728,000)	—	3,117,000	—	1,728,000	1,389,000
	Jr. Subordinated Note (15% PIK)(5)	—	—	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—	—	—
	100% Common Shares	—	—	—	—	—	—	—
		—	(1,728,000)	—	3,367,000	—	1,728,000	1,639,000

Gerli & Company	Subordinated Note (13% Cash)(5)	—	(375,000)	—	375,000	—	375,000	—
	Subordinated Note (8.5% Cash)(5)	—	(437,000)	—	437,000	—	437,000	—
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—	—	—
		—	(812,000)	—	812,000	—	812,000	—

SRC Worldwide, Inc.	Common Stock (5,000 shares)	—	1,307,000	700,000	6,921,000	1,307,000	200,000	8,028,000
		—	1,307,000	700,000	6,921,000	1,307,000	200,000	8,028,000

Total Control Investments		—	(11,464,464)	1,718,049	25,456,233	6,307,000	12,971,464	18,791,769

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	2,440,362	14,953,191	577,433	15,530,624	—
	Membership Units in LLC	3,118,958	(2,723,218)	—	5,024,000	3,118,958	8,142,958	—
		3,118,958	(2,723,218)	2,440,362	19,977,191	3,696,391	23,673,582	—

All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	—	—	—	—	6,249,220	—	6,249,220
	Units (318,977 units)	—	(55,331)	—	—	809,331	55,331	754,000
		—	(55,331)	—	—	7,058,551	55,331	7,003,220

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 3% PIK)	—	—	663,502	7,186,235	227,130	7,413,365	—
	Membership Units (8,364 units)	3,555,652	(3,251,347)	102,800	3,872,000	3,555,652	7,427,652	—
		3,555,652	(3,251,347)	766,302	11,058,235	3,782,782	14,841,017	—

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2016:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions (3)	Gross Reductions(4)	December 31, 2016 Value
Portfolio Company	Type of Investment(1)

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 3% PIK)	$—	$—	$1,757,750	$11,323,440	$347,268	$—	$11,670,708
	Common Stock (84 shares)	—	1,956,000	—	199,000	1,956,000	—	2,155,000
		—	1,956,000	1,757,750	11,522,440	2,303,268	—	13,825,708

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	—	156,611	1,480,383	14,332,445	564,627	10,619,072	4,278,000
	Class A Units (15,000 units)	—	981,000	451,128	1,500,000	981,000	—	2,481,000
		—	1,137,611	1,931,511	15,832,445	1,545,627	10,619,072	6,759,000

DPII Holdings, LLC	Tranche I & II Subordinated Notes (12% Cash, 4% PIK)(5)	—	(871,000)	115,147	3,558,804	5,708	1,208,511	2,356,001
	Tranche III Subordinated Note (19% PIK)(5)	—	(2,148,462)	—	—	2,148,462	2,148,462	—
	Class A Membership Interest (17,308 units)	—	(795,000)	—	795,000	—	795,000	—
		—	(3,814,462)	115,147	4,353,804	2,154,170	4,151,973	2,356,001

FCL Holding SPV, LLC	Class A Interest (24,873 units)	—	195,000	—	—	645,000	—	645,000
	Class B Interest (48,427 units)	—	101,000	—	—	101,000	—	101,000
	Class B Interest (3,746 units)	—	—	—	—	—	—	—
		—	296,000	—	—	746,000	—	746,000

Frank Entertainment Group, LLC	Senior Note (LIBOR +7%, 10% Cash, 5.8% PIK)(6)	—	—	1,599,606	9,592,545	605,281	257,142	9,940,684
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	—	—	324,995	4,566,904	—	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	—	—	1,660,810	—	—	1,660,810
	Class C Redeemable Preferred Units (25,846 units)	—	—	—	600,000	—	—	600,000
	Class A Common Units (43,077 units)	—	—	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—	—	—
		—	—	1,924,601	16,420,259	605,281	257,142	16,768,398

GenPref LLC	7.0% LLC Interest	30,823	6,762	—	16,400	37,585	53,985	—
		30,823	6,762	—	16,400	37,585	53,985	—

MS Bakery Holdings, Inc.	Preferred Units (233 units)	—	30,000	—	367,000	30,000	—	397,000
	Common B Units (3,000 units)	—	303,000	—	1,807,000	303,000	—	2,110,000
	Common A Units (1,652 units)	—	167,000	—	995,000	167,000	—	1,162,000
		—	500,000	—	3,169,000	500,000	—	3,669,000

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2016:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions (3)	Gross Reductions(4)	December 31, 2016 Value
Portfolio Company	Type of Investment(1)
NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	$—	$—	$3,368,353	$20,327,140	$2,424,050	$—	$22,751,190
	Jr. Subordinated Note (10% PIK)	—	—	462,929	4,126,030	469,891	—	4,595,921
	Jr. Subordinated Bridge Note (20% PIK)	—	—	244,654	—	1,972,727	—	1,972,727
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	887,000	—	8,525,000	887,000	—	9,412,000
	Common Stock (1,668,691 shares)	—	5,782,000	—	3,997,000	5,782,000	—	9,779,000
		—	6,669,000	4,075,936	36,975,170	11,535,668	—	48,510,838

PCX Aerostructures, LLC	Subordinated Note (10.5% Cash)	—	(6,001,060)	3,339,521	18,612,000	9,409,060	6,061,060	21,960,000
	Series A Preferred Stock (6,066 shares)	—	(1,912,668)	—	1,191,000	721,668	1,912,668	—
	Series B Preferred Stock (411 shares)	—	(410,514)	—	—	410,514	410,514	—
	Class A Common Stock (121,922 shares)	—	(3,626)	—	—	3,626	3,626	—
		—	(8,327,868)	3,339,521	19,803,000	10,544,868	8,387,868	21,960,000

Team Waste, LLC	Preferred Units (455,000 units)	—	—	36,000	5,500,000	3,600,000	—	9,100,000
		—	—	36,000	5,500,000	3,600,000	—	9,100,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	—	—	1,944,252	11,252,123	585,499	—	11,837,622
	Common Units (50 units)	—	(400,000)	—	400,000	—	400,000	—
		—	(400,000)	1,944,252	11,652,123	585,499	400,000	11,837,622

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	1,180,938	9,633,898	177,061	288,973	9,521,986
	Preferred Units (1,685,357 units)	—	(27,712)	33,000	1,427,000	—	157,000	1,270,000
		—	(27,712)	1,213,938	11,060,898	177,061	445,973	10,791,986

Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	—	(416,000)	—	416,000	—	416,000	—
		—	(416,000)	—	416,000	—	416,000	—

UCS Super HoldCo LLC	Membership Units (1,000 units)	(2,000,000)	2,000,000	—	—	2,000,000	2,000,000	—
	Participation Interest	(626,437)	700,000	—	300,000	700,000	1,000,000	—
		(2,626,437)	2,700,000	—	300,000	2,700,000	3,000,000	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	505,252	—	446,000	265,000	454,000	257,000
	Common Shares (100,000 shares)	—	(599,000)	—	—	611,000	310,000	301,000
		—	(93,748)	—	446,000	876,000	764,000	558,000

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2016:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions (3)	Gross Reductions(4)	December 31, 2016 Value
Portfolio Company	Type of Investment(1)
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$—	$—	$—	$—	$—	$—	$—
	Class B Preferred Units (11,484,867 units)	—	74,000	—	743,000	74,000	—	817,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—	—	—
		—	74,000	—	743,000	74,000	—	817,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(1,528,000)	195,997	8,336,000	—	1,528,000	6,808,000
		—	(1,528,000)	195,997	8,336,000	—	1,528,000	6,808,000

Investments not held at the end of the period		319,802	—	—	—	319,802	319,802	—
Deferred taxes		—	1,825,301	—	—	—	—	—

Total Affiliate Investments		$4,398,798	$(5,473,012)	$19,741,317	$177,581,965	$52,842,553	$68,913,745	$161,510,773

(1)
All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted. The fair values of all investments were determined using significant unobservable inputs.

(2)
Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively. Amounts include accrued PIK interest if the description of the security includes disclosure of a PIK interest rate.

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

(6)
Index-based floating interest rate is subject to contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

4. INCOME TAXES
The Company has elected for federal income tax purposes to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the "Code"), and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company has historically met its minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
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
The Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes in the Company's Unaudited Consolidated Statements of Operations, with the related deferred tax liabilities presented in the Company's Unaudited Consolidated Balance Sheet.
For federal income tax purposes, the cost of investments owned as of September 30, 2017 and December 31, 2016 was approximately $1.2 billion and $1.1 billion, respectively.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2017 and December 31, 2016:

Issuance/Pooling Date	Maturity Date	Interest Rate as of September 30, 2017	September 30, 2017	December 31, 2016
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 21, 2016	September 1, 2026	2.723%	32,800,000	32,800,000
Less: Deferred financing fees			(3,915,131)	(4,610,034)
Total SBA-Guaranteed Debentures			$246,084,869	$245,389,966
Credit Facility:
May 1, 2017	April 30, 2022	3.998%	$141,118,837	$127,011,475
Total Credit Facility			$141,118,837	$127,011,475
Notes:
October 19, 2012	December 15, 2022	6.375%	$80,500,000	$80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(3,508,821)	(3,994,619)
Total Notes			$163,241,179	$162,755,381

SBA-Guaranteed Debentures
Under the Small Business Investment Act of 1958, as amended, and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, up to three times) the amount of its regulatory capital. As of September 30, 2017, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of September 30, 2017, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The weighted average interest rate for all SBA-guaranteed debentures as of both September 30, 2017 and December 31, 2016 was 3.90%. As of both September 30, 2017 and December 31, 2016, all SBA-guaranteed debentures were pooled.
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
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2017 and December 31, 2016, the carrying amounts of the SBA-guaranteed debentures were approximately $246.1 million and $245.4 million, respectively. As of September 30, 2017 and December 31, 2016, the fair values of the SBA-guaranteed debentures were $260.5 million and $264.9 million, respectively.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Credit Facility
In May 2015, the Company entered into the Credit Facility, which was subsequently amended in May 2017. The amendment, among other things, increased commitments from $300.0 million to $435.0 million and extended the maturity by two years. The revolving period of the Credit Facility ends April 30, 2021 followed by a one-year amortization period with a final maturity date of April 30, 2022. The Company has the ability to borrow in both United States dollars as well as foreign currencies under the Credit Facility. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by the Company's assets, excluding the assets of the Company’s wholly-owned SBIC subsidiaries. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $550.0 million, subject to certain conditions and the satisfaction of specified financial covenants. Using this accordion feature, in July 2017, the Company increased its commitments under the Credit Facility from $435.0 million to $465.0 million, and in September 2017, the Company again increased its commitments under the Credit Facility from $465.0 million to $480.0 million.
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
As of September 30, 2017, the Company had United States dollar borrowings of $124.3 million outstanding under the Credit Facility with an interest rate of 3.99% and non-United States dollar borrowings denominated in Canadian dollars of $21.0 million ($16.8 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 4.06%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2016, the Company had United States dollar borrowings of $105.7 million outstanding under the Credit Facility with an interest rate of 3.37% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.64%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2017 and December 31, 2016, the fair values of the borrowings outstanding under the Credit Facility were $141.1 million and $127.0 million, respectively.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants of the Credit Facility.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Notes
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. As of September 30, 2017 and December 31, 2016, the carrying amounts of the December 2022 Notes were $78.9 million and $78.7 million, respectively. As of September 30, 2017 and December 31, 2016, the fair values of the December 2022 Notes were $81.7 million and $81.9 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of September 30, 2017 and December 31, 2016, the carrying amounts of the March 2022 Notes were $84.4 million and $84.1 million, respectively. As of September 30, 2017 and December 31, 2016, the fair values of the March 2022 Notes were $88.2 million and $87.7 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (“SEC”), (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
6. EQUITY-BASED AND OTHER COMPENSATION PLANS
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
The following table presents information with respect to equity-based compensation for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	631,622	$21.23	778,116	$24.10
Shares granted during the period	360,470	$19.22	364,605	$17.56
Shares vested during the period	(243,418)	$22.69	(417,815)	$23.28
Unvested shares, end of period	748,674	$19.79	724,906	$21.29

In the three months ended September 30, 2017, the Company recognized equity-based compensation expense of approximately $1.5 million, and in the nine months ended September 30, 2017, the Company recognized equity-based compensation expense of approximately $4.5 million. In the three months ended September 30, 2016, the Company recognized equity-based compensation expense of approximately $1.6 million. In the nine months ended September 30, 2016, the Company recognized equity-based compensation expense of approximately $7.5 million, $2.7 million of which related to the accelerated vesting of outstanding shares of restricted stock of the Company's former Chief Executive Officer, Garland S. Tucker III, who retired from his officer positions in February 2016.
As of September 30, 2017, there was approximately $11.1 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.0 years.
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
7. TRANSACTIONS WITH CONTROLLED COMPANIES
During each of the three months ended September 30, 2017 and 2016, the Company received management fees from SRC Worldwide, Inc., a 100%-owned portfolio company, of $100,000. During each of the nine months ended September 30, 2017 and 2016, the Company received management fees from SRC Worldwide, Inc. of $300,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the nine months ended September 30, 2016, the Company recognized $300,000 as dividend income from SRC Worldwide, Inc.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2017 and December 31, 2016 were as follows:

Portfolio Company	Investment Type	September 30, 2017	December 31, 2016
Baker Hill Acquisition, LLC(1)	Delayed Draw Term Loan	$500,000	$—
CRS Reprocessing, LLC	Debtor in Possession Loan	3,300,000	—
DPII Holdings LLC(1)	Guaranty	576,925	576,925
DLC Acquisition, LLC	Revolver	1,800,000	3,000,000
Eckler's Holdings, Inc.(1)	Equity Investment	1,000,000	—
Frank Entertainment Group, LLC(1)	Delayed Draw Senior Note	489,796	—
Frank Entertainment Group, LLC(1)	Delayed Draw Second Lien Term Note	1,142,857	—
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	3,250,000
HKW Capital Partners IV, L.P.	Private Equity	128,204	530,032
Lakeview Health Acquisition Company	Revolver	1,387,367	1,387,367
Micross Solutions LLC	Delayed Draw Term Loan	3,000,000	—
Nautic Partners VII, LP	Private Equity	532,532	642,172
Nomacorc, LLC(1)	Equity Investment	838,813	849,362
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	649,143	8,400,000
Orchid Underwriters Agency, LLC	Revolver	—	5,000,000
SCA Pharmaceuticals, LLC	Delayed Draw Term Loan	—	12,000,000
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	10,000,000	—
SCUF Gaming, Inc.	Revolver	2,000,000	3,500,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	18,826,531
SPC Partners V, LP	Private Equity	198,378	522,881
SPC Partners VI, LP	Private Equity	3,000,000	3,000,000
TCFI Merlin LLC and TCFI CSG LLC	Revolver	500,000	—
Team Waste, LLC	Equity Investment	—	900,000
Team Waste, LLC	Delayed Draw Term Loan	1,000,000	—
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.(1)	Delayed Draw Term Loan	1,000,000	1,500,000
Total unused commitments to extend financing		$58,120,546	$66,885,270

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the value of any unfunded commitments.

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

9. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Per share data:
Net asset value at beginning of period	$15.13	$15.23
Net investment income(1)	1.18	1.19
Net realized loss on investments(1)	(0.37)	(0.19)
Net unrealized depreciation on investments / foreign currency(1)	(1.94)	(0.23)
Total increase (decrease) from investment operations(1)	(1.13)	0.77
Dividends paid to stockholders from net investment income	(1.35)	(1.44)
Total dividends paid	(1.35)	(1.44)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.03
Common stock offering	0.61	0.72
Stock-based compensation	(0.04)	0.03
Tax provision(1)	(0.01)	—
Other(2)	(0.02)	(0.01)
Net asset value at end of period	$13.20	$15.33
Market value at end of period(3)	$14.28	$19.70
Shares outstanding at end of period	47,740,832	40,405,403
Net assets at end of period	$630,393,416	$619,355,209
Average net assets	$676,951,030	$534,714,702
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	7.34%	10.14%
Ratio of net investment income to average net assets (annualized)	10.70%	10.42%
Portfolio turnover ratio	21.59%	16.89%
Total return(4)	(15.56)%	10.62%
Supplemental Data:
Efficiency ratio(5)	17.04%	25.07%

(1)	Weighted average basic per share data.

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
10. SUBSEQUENT EVENTS
In October 2017, the Company invested $32.5 million in a debt security of Deva Holdings, Inc. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 6.75% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the nine months ended September 30, 2017, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
We invest in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, we generally invest in one or more equity instruments of the borrower, such as direct preferred or common equity interests. Our investments generally range from $5.0 million to $50.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.

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
As of September 30, 2017 and December 31, 2016, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 11.2% and 11.7%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 9.8% and 10.2% as of September 30, 2017 and December 31, 2016, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 8.3% and 9.7% as of September 30, 2017 and December 31, 2016, respectively.
The weighted average yields across our investment portfolio depend on the relative seniority of our investments within the capital structures of our portfolio companies and on our security interests in portfolio company assets. Historically, since our IPO in 2007, we have primarily focused on investments in subordinated debt securities, which generally produce higher yields than more senior securities due to the risks inherent in investing in less senior positions. Beginning in 2016, we began to shift our focus toward larger and less cyclical portfolio companies and began steering our portfolio composition with a focus on a balance between senior and subordinated securities. This shift toward more senior securities is intended to reduce our credit risks in exchange for lower-yielding investments, which in turn has resulted in a decrease in the weighted average yield on our investment portfolio. As we continue this balanced strategy, and as the percentage of our investment portfolio that is comprised of senior debt investments increases, we expect our investment-related risks to be mitigated to an extent, but we also expect the weighted average yields on our portfolio to continue to decrease.
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

Portfolio Investment Composition
The total value of our investment portfolio was $1.1 billion as of September 30, 2017, as compared to $1.0 billion as of December 31, 2016. As of September 30, 2017, we had investments in 91 portfolio companies with an aggregate cost of $1.2 billion. As of December 31, 2016, we had investments in 88 portfolio companies with an aggregate cost of $1.1 billion. As of both September 30, 2017 and December 31, 2016, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2017 and December 31, 2016, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2017:
Subordinated debt and 2nd lien notes	$812,599,788	66%	$688,995,595	63%
Senior debt and 1st lien notes	290,613,735	23	270,479,180	25
Equity shares	133,883,175	11	131,120,904	12
Equity warrants	1,691,617	—	596,000	—
	$1,238,788,315	100%	$1,091,191,679	100%
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%

Investment Activity
During the nine months ended September 30, 2017, we made twenty-two new investments totaling $328.2 million, debt investments in seventeen existing portfolio companies totaling $58.9 million and equity investments in eleven existing portfolio companies totaling $4.4 million. We had fourteen portfolio company loans repaid at par totaling $185.3 million and received normal principal repayments and partial loan prepayments totaling $18.9 million in the nine months ended September 30, 2017. We converted a portion of a subordinated debt investment in one portfolio company into an equity investment and recognized a realized loss on such conversion totaling $0.3 million. We wrote off equity investments in seven portfolio companies and recognized realized losses on the write-offs of $14.0 million and wrote off debt investments in four portfolio companies and recognized realized losses on the write-offs of $22.5 million. In addition, we received proceeds related to the sales of certain equity securities totaling $27.5 million and recognized net realized gains on such sales totaling $19.8 million in the nine months ended September 30, 2017.
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

Total portfolio investment activity for the nine months ended September 30, 2017 and 2016 was as follows:

Nine Months Ended September 30, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	220,193,495	158,635,429	12,673,701	—	391,502,625
Reclassifications	22,558,007	(22,558,007)	—	—	—
Proceeds from sales of investments	—	—	(27,036,478)	(479,408)	(27,515,886)
Loan origination fees received	(3,471,655)	(2,262,235)	—	—	(5,733,890)
Principal repayments received	(163,054,918)	(41,159,263)	—	—	(204,214,181)
PIK interest earned	8,033,507	841,215	—	—	8,874,722
PIK interest payments received	(7,847,417)	(507,979)	—	—	(8,355,396)
Accretion of loan discounts	411,497	54,694	—	—	466,191
Accretion of deferred loan origination revenue	2,798,373	1,064,723	—	—	3,863,096
Realized gain (loss)	(20,656,958)	(2,110,952)	7,721,145	(1,983,692)	(17,030,457)
Unrealized gain (loss)	(60,127,703)	(13,161,602)	(16,454,121)	1,171,100	(88,572,326)
Fair value, end of period	$688,995,595	$270,479,180	$131,120,904	$596,000	$1,091,191,679
Weighted average yield on debt investments at end of period(1)					11.2%
Weighted average yield on total investments at end of period(1)					9.8%
Weighted average yield on total investments at end of period					8.3%

(1)	Excludes non-accrual debt investments

Nine Months Ended September 30, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	145,487,825	3,000,000	14,729,826	650,000	163,867,651
Reclassifications	4,020,247	(4,020,247)	—	—	—
Proceeds from sales of investments	—	—	(14,838,506)	(5,627,106)	(20,465,612)
Loan origination fees received	(3,165,460)	(40,000)	—	—	(3,205,460)
Principal repayments received	(157,151,997)	(4,536,285)	—	—	(161,688,282)
PIK interest earned	10,548,903	1,083,855	—	—	11,632,758
PIK interest payments received	(7,219,058)	(236,150)	—	—	(7,455,208)
Accretion of loan discounts	156,879	150,202	—	—	307,081
Accretion of deferred loan origination revenue	3,289,162	386,841	—	—	3,676,003
Realized gain (loss)	(15,371,087)	(1,560,322)	7,090,358	3,153,206	(6,687,845)
Unrealized gain (loss)	(10,065,698)	(168,648)	253,619	454,900	(9,525,827)
Fair value, end of period	$669,654,799	$126,988,510	$148,790,666	$2,298,000	$947,731,975
Weighted average yield on debt investments at end of period(1)					12.3%
Weighted average yield on total investments at end of period(1)					10.5%
Weighted average yield on total investments at end of period					10.0%

(1)	Excludes non-accrual debt investments

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2017, the fair value of our non-accrual assets was $51.2 million, which comprised 4.7% of the total fair value of our portfolio, and the cost of our non-accrual assets was $165.7 million, which comprised 13.4% of the total cost of our portfolio. As of December 31, 2016, the fair value of our non-accrual assets was $15.9 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was $38.4 million, which comprised 3.5% of the total cost of our portfolio.
Our non-accrual assets as of September 30, 2017 were as follows:
Cafe Enterprises, Inc.
During the three months ended June 30, 2017, we placed our subordinated debt investment in Cafe Enterprises, Inc., or Cafe, on PIK non-accrual status. During the three months ended June 30, 2017, we invested approximately $1.5 million in a second lien term note in order to provide liquidity to support Cafe. In September 2017, we placed our debt investments in Cafe on non-accrual status effective with the quarterly payments due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Cafe for financial reporting purposes. As of September 30, 2017, the cost of our debt investments in Cafe was $15.7 million and the fair value of such investments was $4.3 million.
Community Intervention Services, Inc.
In June 2017, we placed our debt investment in Community Intervention Services, Inc., or Community, on non-accrual status effective with the quarterly payment due June 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Community for financial reporting purposes. As of September 30, 2017, the cost of our debt investment in Community was $17.7 million and the fair value of such investment was $3.7 million.
CRS Reprocessing, LLC
On August 7, 2017, CRS Reprocessing, LLC, or CRS, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result, we placed our debt investments in CRS on non-accrual status and under U.S. GAAP, we no longer recognize interest income on our debt investments in CRS for financial reporting purposes. As of September 30, 2017, the cost of our debt investments in CRS was $21.3 million and the fair value of such investments was $7.8 million.
DialogDirect, Inc.
In March 2017, we placed our debt investments in DialogDirect, Inc., or Dialog, on non-accrual status effective with the monthly payments due January 31, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Dialog for financial reporting purposes. As of September 30, 2017, the cost of our debt investments in Dialog was $20.0 million and the fair value of such investments was $10.2 million.
DPII Holdings, LLC
During the three months ended March 31, 2016, we placed our Tranche I & II subordinated debt investments in DPII Holdings, LLC, or Datapath, on PIK non-accrual status. During the three months ended June 30, 2016, we invested approximately $1.6 million in a Tranche III subordinated debt investment in order to provide liquidity to support Datapath. This Tranche III subordinated debt investment bears interest at a rate of 0% Cash and 19% PIK. In the three months ended June 30, 2016, we placed both our Tranche I & II subordinated debt investments and our Tranche III subordinated debt investment in Datapath on full non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Datapath for financial reporting purposes. As of September 30, 2017, the cost of our debt investments in Datapath was $5.0 million and the fair value of such investments was $2.7 million.
Eckler's Holdings, Inc.
During the three months ended June 30, 2017, we placed our subordinated debt investment in Eckler's Holdings, Inc., or Eckler's, on PIK non-accrual status. During the three months ended June 30, 2017, we invested approximately $0.7 million in subordinated debt in order to provide liquidity to support Eckler's. In September 2017, we placed our debt investment in Eckler's on non-accrual status effective with the quarterly payment due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Eckler's for financial reporting purposes. As of September 30, 2017, the cost of our debt investment in Eckler's was $13.2 million and the fair value of such investment was $3.1 million.

Frank Entertainment Group, LLC
In September 2017, we placed our debt investments in Frank Entertainment Group, LLC, or Frank, on non-accrual status effective with the monthly payments due July 31, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Frank for financial reporting purposes. As of September 30, 2017, the cost of our debt investments in Frank was $12.6 million and the fair value of such investments was $6.2 million.
FrontStream Holdings, LLC
In September 2017, we placed our debt investment in FrontStream Holdings, LLC, or Frontstream, on non-accrual status effective with the quarterly payment due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Frontstream for financial reporting purposes. As of September 30, 2017, the cost of our debt investment in Frontstream was $14.3 million and the fair value of such investment was $7.3 million.
GST AutoLeather, Inc.
On October 3, 2017, GST AutoLeather, Inc., or GST, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result, we placed our debt investment in GST on non-accrual status effective with the quarterly payment due September 30, 2017 and under U.S. GAAP, we no longer recognize interest income on our debt investment in GST for financial reporting purposes. As of September 30, 2017, the cost of our debt investment in GST was $23.1 million and the fair value of such investment was $2.5 million.
Media Storm, LLC.
In September 2017, we placed our debt investment in Media Storm, LLC, or Media Storm, on non-accrual status effective with the quarterly payment due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Media Storm for financial reporting purposes. As of September 30, 2017, the cost of our debt investment in Media Storm was $6.5 million and the fair value of such investment was $3.6 million.
Women's Marketing, Inc.
During the three months ended September 30, 2016, we placed our debt investment in Women's Marketing, Inc., or Women's Marketing, on PIK non-accrual status. In December 2016, we placed our debt investment in Women's Marketing on non-accrual status effective with the monthly payment due November 30, 2016. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Women's Marketing for financial reporting purposes. As of September 30, 2017, the cost of our debt investment in Women's Marketing was $16.1 million and the fair value of such investment was zero.

Results of Operations
Comparison of three months ended September 30, 2017 and September 30, 2016
Investment Income
For the three months ended September 30, 2017, total investment income was $29.9 million, a 9.0% increase from $27.4 million of total investment income for the three months ended September 30, 2016. This increase was primarily attributable to an increase in portfolio debt investments from September 30, 2016 to September 30, 2017 and a $0.6 million increase in non-recurring fee income, partially offset by a $0.1 million decrease in non-recurring dividend income, a decrease in PIK interest income due to a decrease in PIK yielding investments from September 30, 2016 to September 30, 2017 and a $3.5 million decrease in investment income relating to non-accrual assets and PIK non-accrual assets. Non-recurring fee income was $1.9 million for the three months ended September 30, 2017, as compared to $1.2 million for the three months ended September 30, 2016. Non-recurring dividend income was $0.2 million for the three months ended September 30, 2017, as compared to $0.3 million for the three months ended September 30, 2016.
Operating Expenses
For the three months ended September 30, 2017, operating expenses increased by 10.0% to $12.7 million from $11.6 million for the three months ended September 30, 2016. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the three months ended September 30, 2017, interest and other financing fees increased by 9.4% to $7.4 million from $6.8 million for the three months ended September 30, 2016. The increase in interest and other financing fees was primarily related to increased borrowings under our third amended and restated senior secured credit facility, as amended on May 1, 2017, or the Credit Facility.
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
For the three months ended September 30, 2017, compensation expenses increased by 9.1% to $4.3 million from $4.0 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, general and administrative expenses increased by 18.5% to $1.0 million from $0.9 million for the three months ended September 30, 2016.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) increased to 17.9% for the three months ended September 30, 2017 from 17.6% for the three months ended September 30, 2016.
Net Investment Income
As a result of the $2.5 million increase in total investment income and the $1.2 million increase in operating expenses, net investment income increased by 8.3% to $17.2 million for the three months ended September 30, 2017 as compared to $15.8 million for the three months ended September 30, 2016.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended September 30, 2017, we recognized realized losses totaling $8.9 million, which consisted primarily of a net loss on the write-off of one control investment totaling $8.5 million, a net loss on the write-off of one affiliate investment totaling $6.1 million and a net loss on the write-off of one non-control/non-affiliate investments totaling $2.0 million, partially offset by net gains from the sale of five non-control/non-affiliate investments totaling $6.1 million, and a net gain from the sale of one affiliate investment totaling $1.7 million. In addition, during the three months ended September 30, 2017, we recorded net unrealized depreciation totaling $65.8 million, consisting of net unrealized depreciation on our current portfolio of $74.5 million and net unrealized appreciation reclassification adjustments of $8.8 million related to the realized gains and losses noted above.
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
As a result of these events, our net decrease in net assets resulting from operations was $57.5 million for the three months ended September 30, 2017, as compared to a net increase in net assets resulting from operations of $7.9 million for the three months ended September 30, 2016.
Comparison of nine months ended September 30, 2017 and September 30, 2016
Investment Income
For the nine months ended September 30, 2017, total investment income was $91.3 million, a 10.7% increase from $82.5 million of total investment income for the nine months ended September 30, 2016. This increase was primarily attributable to an increase in portfolio debt investments from September 30, 2016 to September 30, 2017 and a $1.9 million increase in non-recurring dividend income, partially offset by a $0.8 million decrease in non-recurring fee income, a decrease in PIK interest income due to a decrease in PIK yielding investments from September 30, 2016 to September 30, 2017 and a $5.1 million decrease in investment income relating to non-accrual assets and PIK non-accrual assets. Non-recurring fee income was $3.7 million for the nine months ended September 30, 2017 as compared to $4.5 million for the nine months ended September 30, 2016. Net non-recurring dividend income was $1.6 million for the nine months ended September 30, 2017 as compared to $(0.3) million for the nine months ended September 30, 2016. Our net negative non-recurring dividend income during the nine months ended September 30, 2016 consisted of non-recurring dividend income of approximately $0.9 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, we received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Operating Expenses
For the nine months ended September 30, 2017, operating expenses decreased by 9.2% to $37.0 million from $40.7 million for the nine months ended September 30, 2016. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the nine months ended September 30, 2017, interest and other financing fees increased by 6.9% to $21.4 million from $20.0 million for the nine months ended September 30, 2016. The increase in interest and other financing fees was related primarily to interest and fee amortization of $0.5 million on the incremental $25.0 million of borrowings outstanding under our SBA-guaranteed debentures and an increase of $0.8 million related to increased borrowings under our Credit Facility.
For the nine months ended September 30, 2017, compensation expenses decreased by 30.6% to $12.1 million from $17.5 million for the nine months ended September 30, 2016. The higher level of compensation expenses in the nine months ended September 30, 2016 was primarily related to one-time expenses associated with the retirement of our former Chief Executive Officer, Garland S. Tucker, III, from his officer positions in February 2016. Our Board of Directors awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him in February 2016 based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service. We recognized $5.5 million in one-time compensation expenses in the nine months ended September 30, 2016 associated with Mr. Tucker's retirement.
For the nine months ended September 30, 2017, general and administrative expenses increased by 7.4% to $3.4 million from $3.2 million for the nine months ended September 30, 2016.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) decreased to 17.0% for the nine months ended September 30, 2017 from 25.1% for the nine months ended ended September 30, 2016.
Net Investment Income
As a result of the $8.8 million increase in total investment income and the $3.8 million decrease in operating expenses, net investment income increased by 30.1% to $54.3 million for the nine months ended September 30, 2017 as compared to $41.8 million for the nine months ended September 30, 2016.

Net Increase/Decrease in Net Assets Resulting from Operations
In the nine months ended September 30, 2017, we recognized realized losses totaling $17.0 million, which consisted primarily of net losses on the write-offs of two control investments totaling $13.0 million, a net loss on the write-off of one affiliate investment totaling $6.1 million and net losses on the restructurings/write-offs of five non-control/non-affiliate investments totaling $17.7 million, partially offset by net gains on the sales of twelve non-control/non-affiliate investments totaling $14.6 million and net gains on the sales of five affiliate investments totaling $5.1 million. In addition, during the nine months ended September 30, 2017, we recorded net unrealized depreciation totaling $89.3 million consisting of net unrealized depreciation on our current portfolio of $108.0 million and net unrealized appreciation reclassification adjustments of $18.7 million related to the realized gains and losses noted above.
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
As a result of these events, our net decrease in net assets resulting from operations was $52.3 million for the nine months ended September 30, 2017, as compared to a net increase in net assets resulting from operations of $27.0 million for the nine months ended September 30, 2016.
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
Cash Flows
For the nine months ended September 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $26.1 million. During that period, our operating activities used $102.2 million in cash, consisting primarily of new portfolio investments of $391.5 million, partially offset by repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $231.7 million. In addition, our financing activities increased cash by $76.2 million, consisting primarily of proceeds from our public stock offering of $132.0 million and net borrowings under the Credit Facility of $12.5 million, partially offset by cash dividends paid in the amount of $62.7 million. As of September 30, 2017, we had $81.0 million of cash and cash equivalents on hand.
For the nine months ended September 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $115.7 million. During that period, our operating activities provided $55.8 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $182.2 million, partially offset by new portfolio investments of $163.9 million. In addition, our financing activities increased cash by $60.0 million, consisting primarily of proceeds from the public stock offering of $129.1 million and borrowings under SBA-guaranteed debentures of $32.8 million, partially offset by cash dividends paid in the amount of $49.1 million, net repayments under the Credit Facility of $40.4 million and the repayment of our SBA-guaranteed Low or Moderate Income debenture of $7.8 million. As of September 30, 2016, we had $168.3 million of cash and cash equivalents on hand.
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
As of September 30, 2017, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time 2.425% fee on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of September 30, 2017 was 3.90%. As of both September 30, 2017 and December 31, 2016, all SBA-guaranteed debentures were pooled.
In May 2015, we entered into the Credit Facility, which was subsequently amended in May 2017. The amendment, among other things, increased commitments from $300.0 million to $435.0 million and extended the maturity by two years. The revolving period of the Credit Facility ends April 30, 2021 followed by a one-year amortization period with a final maturity date of April 30, 2022. We have the ability to borrow in both United States dollars as well as foreign currencies under the Credit Facility. The Credit Facility, which is structured to operate like a revolving credit facility, is secured primarily by our assets, excluding the assets of our wholly-owned SBIC subsidiaries. The Credit Facility has an accordion feature that allows for an increase in the total borrowing size up to $550.0 million, subject to certain conditions and the satisfaction of specified financial covenants. Using this accordion feature, in July 2017, we increased our commitments under the Credit Facility from $435.0 million to $465.0 million, and in September 2017, we again increased our commitments under the Credit Facility from $465.0 million to $480.0 million.
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
As of September 30, 2017, we had United States dollar borrowings of $124.3 million outstanding under the Credit Facility with an interest rate of 3.99% and non-United States dollar borrowings denominated in Canadian dollars of $21.0 million ($16.8 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 4.06%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into collateral documents. As of September 30, 2017, we were in compliance with all covenants of the Credit Facility.
In October 2012, we issued $70.0 million of unsecured notes due December 2022, or the December 2022 Notes, and in November 2012, we issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.
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
The indenture and related supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC, and (iii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of September 30, 2017 and December 31, 2016, we were in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
Distributions to Stockholders
We have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in the indenture and related supplements governing the December 2022 Notes and the March 2022 Notes.
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
Recent Developments
In October 2017, we invested $32.5 million in a debt security of Deva Holdings, Inc. Under the terms of the investment, the debt security bears interest at a rate of LIBOR plus 6.75% per annum.

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
The total number of investments and the percentage of our investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%

(1)	Exclusive of the fair value of new investments made during the quarter.
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
We may have to include in our ICTI interest income, including original issue discount income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC tax treatment, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for U.S. federal income tax purposes on previously accrued interest income will be treated as a capital loss.
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in our taxable income and therefore affects the amount we are required to distribute to our stockholders to maintain our tax treatment as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
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
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2017 and December 31, 2016 were as follows:

Portfolio Company	Investment Type	September 30, 2017	December 31, 2016
Baker Hill Acquisition, LLC(1)	Delayed Draw Term Loan	$500,000	$—
CRS Reprocessing, LLC	Debtor in Possession Loan	3,300,000	—
DPII Holdings LLC(1)	Guaranty	576,925	576,925
DLC Acquisition, LLC	Revolver	1,800,000	3,000,000
Eckler's Holdings, Inc.(1)	Equity Investment	1,000,000	—
Frank Entertainment Group, LLC(1)	Delayed Draw Senior Note	489,796	—
Frank Entertainment Group, LLC(1)	Delayed Draw Second Lien Term Note	1,142,857	—
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	3,250,000	3,250,000
HKW Capital Partners IV, L.P.	Private Equity	128,204	530,032
Lakeview Health Acquisition Company	Revolver	1,387,367	1,387,367
Micross Solutions LLC	Delayed Draw Term Loan	3,000,000	—
Nautic Partners VII, LP	Private Equity	532,532	642,172
Nomacorc, LLC(1)	Equity Investment	838,813	849,362
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	649,143	8,400,000
Orchid Underwriters Agency, LLC	Revolver	—	5,000,000
SCA Pharmaceuticals, LLC	Delayed Draw Term Loan	—	12,000,000
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	10,000,000	—
SCUF Gaming, Inc.	Revolver	2,000,000	3,500,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	18,826,531
SPC Partners V, LP	Private Equity	198,378	522,881
SPC Partners VI, LP	Private Equity	3,000,000	3,000,000
TCFI Merlin LLC and TCFI CSG LLC	Revolver	500,000	—
Team Waste, LLC	Equity Investment	—	900,000
Team Waste, LLC	Delayed Draw Term Loan	1,000,000	—
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.(1)	Delayed Draw Term Loan	1,000,000	1,500,000
Total unused commitments to extend financing		$58,120,546	$66,885,270

(1)
Represents a commitment to extend financing to a portfolio company where one or more of our current investments in the portfolio company are carried at less than cost. Our estimate of the fair value of the current investments in this portfolio company includes an analysis of the value of any unfunded commitments.

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2017, we were not a party to any hedging arrangements.
As of September 30, 2017, 55.3%, or $610.0 million (at cost), of our debt portfolio investments bore interest at fixed rates and 44.7%, or $493.2 million (at cost), of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $9.9 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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

We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of September 30, 2017, we had non-United States dollar borrowings denominated in Canadian dollars of $21.0 million ($16.8 million United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 4.06%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither Triangle Capital Corporation nor any of its subsidiaries is currently a party to any material pending legal proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 22, 2017, which could materially affect our business, financial condition or operating results. There have been no material changes during the nine months ended September 30, 2017 to the risk factors discussed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2017, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 68,352 shares of our common stock for $956,662.13 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on August 2, 2017. In addition, during the three months ended September 30, 2017, 4,842 shares of our common stock were delivered to us at an average price per share of $13.77 in satisfaction of tax withholding obligations of a holder of restricted shares issued under the Triangle Capital Corporation Amended and Restated 2007 Equity Incentive Plan that vested during the period. The following chart summarizes repurchases of our common stock for the three months ended September 30, 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2017	—		—	—	—
August 1 through August 31, 2017	4,842		$13.77	—	—
September 1 through September 30, 2017	68,352	(1)	$14.00	—	—
Total	73,194		$13.98	—	—
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

10.1
Supplement and Joinder Agreement for Triangle Capital Corporation Credit Agreement dated July 31, 2017 (Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017 and incorporated herein by reference).

10.2
Supplement and Joinder Agreement for Triangle Capital Corporation Credit Agreement dated September 29, 2017 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017 and incorporated herein by reference).

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

TRIANGLE CAPITAL CORPORATION

Date:	November 1, 2017	/s/ E. Ashton Poole
E. Ashton Poole
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2017	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	November 1, 2017	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer

EXHIBIT INDEX

Number	Exhibit

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed Herewith.

**	Furnished Herewith.