Form 10-K
period 2017-12-31
Triangle Capital CORP
filed 2018-02-28
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 30, 2017, based on the closing price on that date of $17.62 on the New York Stock Exchange, was $814,475,285.
The number of shares outstanding of the registrant’s common stock on February 28, 2018 was 48,024,614.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," “target,” “goals,” “plan,” “forecast,” "project," other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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

PART I
Item 1.  Business.
Organization
We are a Maryland corporation formed on October 10, 2006, for the purposes of acquiring 100% of the equity interests in Triangle Mezzanine Fund LLLP (“Triangle SBIC”) and its general partner, Triangle Mezzanine LLC, raising capital in our initial public offering, which was completed in February 2007 (the “IPO”), and thereafter operating as an internally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On December 15, 2009, Triangle Mezzanine Fund II, LP (“Triangle SBIC II”) was organized as a limited partnership under the laws of the State of Delaware and on March 26, 2012, Triangle Mezzanine Fund III, LP (“Triangle SBIC III”) was organized as a limited partnership under the laws of the State of Delaware. Triangle SBIC’s Small Business Investment Company (“SBIC”) license from the United States Small Business Administration (the “SBA”) became effective on September 11, 2003, Triangle SBIC II’s SBIC license became effective on May 26, 2010 and Triangle SBIC III’s SBIC license became effective on January 6, 2017. Unless otherwise noted, the terms “we,” “us,” “our” and “Triangle” refer to Triangle SBIC prior to the IPO and to Triangle Capital Corporation and its subsidiaries, including Triangle SBIC, Triangle SBIC II and Triangle SBIC III, after the IPO. Both we and Triangle SBIC individually are closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act.
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
Overview of our Business
We are a specialty finance company that provides customized financing primarily to lower middle market companies located in the United States. We define lower middle market companies as those having annual revenues between $10.0 million and $250.0 million. Our investment objective is to seek attractive returns by generating current income from our debt investments and capital appreciation from our equity-related investments. Our investment strategy is to partner with business owners, management teams and financial sponsors to provide flexible financing solutions to fund growth, changes of control, or other corporate events. We invest in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, we generally invest in one or more equity instruments of the borrower, such as direct preferred or common equity interests. We generally invest in securities that would be rated below investment grade if they were rated. Such below investment grade securities are often referred to as "high yield" or "junk."
We focus on investments in companies with histories of generating revenues and positive cash flows, established market positions and proven management teams with strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $300.0 million and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $5.0 million and $75.0 million. We believe that these companies have less access to capital and that the market for such capital is underserved relative to larger companies. Companies of this size are generally privately held and are less well known to traditional capital sources such as commercial and investment banks.
Our investments generally range from $5.0 to $50.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments. We operate Triangle SBIC, Triangle SBIC II and Triangle SBIC III as SBICs and utilize the proceeds from the sale of SBA-guaranteed debentures, referred to herein as SBA leverage, to enhance returns to our stockholders. As of December 31, 2017, we had investments in 89 portfolio companies, with an aggregate cost of approximately $1.1 billion.

Our Business Strategy
We seek attractive returns by generating current income from our debt investments and capital appreciation from our equity-related investments by:

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

•
Taking Advantage of Low Cost Debentures Guaranteed by the SBA.    The licenses of Triangle SBIC, Triangle SBIC II and Triangle SBIC III to do business as SBICs allow them (subject to availability, SBA approval, and continued regulatory compliance) to issue fixed-rate, low interest debentures which are guaranteed by the SBA and sold in the capital markets, potentially allowing us to increase our net investment income beyond the levels achievable by other BDCs utilizing traditional leverage.

•
Financing Our Investment Portfolio with Long-Term Capital.   In addition to proceeds from sales of shares of our common stock and proceeds from issuance of SBA-guaranteed debentures by our SBIC subsidiaries, we have outstanding unsecured notes with original terms of seven to ten years.

•
Maintaining Portfolio Diversification.    While we focus our investments in lower middle market companies, we seek to invest across various industries. We monitor our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.
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
We invest in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. Our senior and subordinated debt investments generally have terms of three to seven years, do not have scheduled amortization and are due at maturity. Our senior secured debt investments generally provide for variable interest at rates ranging from LIBOR plus 550 basis points to LIBOR plus 950 basis points per annum. In addition, our subordinated debt investments generally provide for fixed interest rates between 10.0% and 15.0% per annum. Our subordinated debt investments generally are secured by a second priority security interest in the assets of the borrower and generally include an equity component, such as common stock in the portfolio company. In addition, certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term, referred to as payment-in-kind ("PIK") interest. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest as such income is taxable in the year accrued, and we may have to borrow money or raise additional capital in order to meet the requirement of generally having to pay out at least 90.0% of our taxable income to continue to qualify for tax treatment as a regulated investment company ("RIC") for U.S. federal income tax purposes. At December 31, 2017, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 11.0%, the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 9.6% and the weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 8.5%.
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

•
Established Companies With Positive Cash Flow.    We seek to invest in established companies with a history of generating revenues and positive cash flows. We typically focus on companies with a history of profitability and minimum trailing twelve month EBITDA of $3.0 million. We generally do not invest in start-up companies, distressed situations, “turn-around” situations or companies that we believe have unproven business plans.

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

Investment Committees
Triangle Capital Corporation has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle Capital Corporation or any of its subsidiaries, other than investments made by Triangle SBIC, Triangle SBIC II and Triangle SBIC III. The members of the Triangle Capital Corporation investment committee are Messrs. E. Ashton Poole, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan, James J. Burke and Matthew A. Young.
Triangle SBIC has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC. The members of Triangle SBIC’s investment committee are Messrs. E. Ashton Poole, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan, James J. Burke and Matthew A. Young.
Triangle SBIC II has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC II. The members of Triangle SBIC II’s investment committee are Messrs. E. Ashton Poole, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan, James J. Burke, and Matthew A. Young.
Triangle SBIC III has an investment committee that is responsible for all aspects of our investment process relating to investments made by Triangle SBIC III. The members of Triangle SBIC III’s investment committee are Messrs. E. Ashton Poole, Steven C. Lilly, Jeffrey A. Dombcik, Douglas A. Vaughn, Cary B. Nordan, James J. Burke and Matthew A. Young. For purposes of the discussion herein, any reference to the “investment committee” refers to the investment committees for each of Triangle Capital Corporation, Triangle SBIC, Triangle SBIC II and Triangle SBIC III.

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
Our investment process is summarized in the following chart:

Origination
The origination process for our investments is overseen by the Company's Chief Origination Officer and includes sourcing, screening, preliminary due diligence, transaction structuring and negotiation. Our investment professionals utilize their extensive relationships with various financial sponsors, entrepreneurs, attorneys, accountants, investment bankers and other non-bank providers of capital to source transactions with prospective portfolio companies.
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
If the results of our preliminary due diligence are satisfactory, the origination team prepares a Summary Transaction Memorandum, which is presented to our investment committee. If our investment committee recommends moving forward, we may issue a non-binding term sheet to the potential portfolio company. Upon this approval, we begin our formal due diligence and underwriting process as we move toward investment approval.
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
Upon completion of a satisfactory due diligence review and as part of our evaluation of a proposed investment, the underwriting team prepares an Investment Committee Memorandum. The Investment Committee Memorandum includes information about the potential portfolio company such as its history, business strategy, potential strengths and risks involved, analysis of key customers, contracts and suppliers, third-party consultant findings, expected returns on investment structure, anticipated sources of repayment and exit strategies, analysis of historical financial statements, and potential capitalization and ownership.
Approval
The underwriting team for the proposed investment presents the Investment Committee Memorandum to our investment committee for consideration and approval. After reviewing the Investment Committee Memorandum, members of the investment committee may request additional due diligence or modify the proposed financing structure or terms of the proposed investment. Before we proceed with any investment, the investment committee must approve the proposed investment by the affirmative vote from a majority of the investment committee members. In addition, all proposed investments must be approved by the Company's Chief Origination Officer, or, in the case of proposed investments presented by the Chief Origination Officer, the Company's Chief Credit Officer. Upon receipt of transaction approval, the underwriting team proceeds to document the transaction.
Documentation and Closing
The underwriting team is responsible for all documentation related to investment closings, with oversight of the documentation and closing phase overseen by the Company's Chief Administrative Officer. The Chief Administrative Officer has final approval on all investment legal documentation in order to ensure consistency with the Company's documentation practices. In addition, we rely on law firms with whom we have worked on multiple transactions to help us complete the necessary documentation associated with transaction closings. If a transaction changes materially from what was originally approved by the investment committee, the underwriting team requests a formal meeting of the investment committee to communicate the contemplated changes. The investment committee has the right to approve the amended transaction structure, to suggest alternative structures or not to approve the contemplated changes.
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by the Company's Chief Credit Officer. Our investment professionals generally employ several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include the following specific processes, procedures and reports:

•	monthly and quarterly reviews of actual financial performance versus the corresponding period of the prior year and financial projections;

•	monthly and quarterly monitoring of all financial and other covenants;

•	reviews of senior lender loan compliance certificates, where applicable;

•	quarterly reviews of operating results and general business performance, including the preparation of a portfolio monitoring report which is distributed to members of our investment committee;

•	periodic face-to-face meetings with management teams and financial sponsors of portfolio companies; and

•	attendance at portfolio company board meetings through board seats or observation rights.
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
We also monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We generally require our portfolio companies to have annual financial audits in addition to monthly and quarterly unaudited financial statements. Using these statements, we calculate and evaluate certain financing ratios. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their financial statements to reflect the pro forma results of the portfolio company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.
Valuation Process and Determination of Net Asset Value
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). Our valuation policy and processes were established by our management with the assistance of certain third-party advisors and were approved by the Board. Under ASC Topic 820, there are three levels of valuation inputs, as follows:
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
Our valuation process is led by our executive officers. The valuation process begins with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security are then prepared by our investment professionals, who have direct responsibility for the origination, management and monitoring of each investment. Under our valuation policy, each investment valuation is subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that is valued below cost is subjected to review by one of our executive officers. After the peer review is complete, we engage two independent valuation firms, including Duff & Phelps, LLC, collectively referred to as the "Valuation Firms," to provide third-party reviews of certain investments, as described further below. In addition, all investment valuations are provided to our independent registered public accounting firm in connection with quarterly review procedures and the annual audit of our financial statements. Finally, the Board of Directors has the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
The Valuation Firms provide third-party valuation consulting services to us which consist of certain limited procedures that we identified and requested the Valuation Firms to perform, which we refer to herein as the Procedures. The Procedures are performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures are generally performed with respect to a portfolio company when there has been a significant change in the fair value of the investment. In certain instances, we may determine that it is not cost-

effective, and as a result is not in our stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Upon completion of the Procedures, the Valuation Firms reach a conclusion as to whether, with respect to each investment reviewed by each Valuation Firm, the fair value of those investments subjected to the Procedures appear reasonable. Our Board of Directors is ultimately responsible for determining the fair value of our investments in good faith. For a further discussion of the Valuation Firms’ procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report.
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
To estimate the enterprise value of the portfolio company, we primarily use a valuation model based on a transaction multiple, which generally is the original transaction multiple, and measures of the portfolio company’s financial performance, which generally is either EBITDA, as adjusted ("Adjusted EBITDA"), or revenues. In addition, we consider other factors, including but not limited to (i) offers from third parties to purchase the portfolio company, (ii) the implied value of recent investments in the equity securities of the portfolio company, (iii) publicly available information regarding recent sales of private companies in comparable transactions and (iv) when management believes there are comparable companies that are publicly traded, we perform a review of these publicly traded companies and the market multiple of their equity securities. For certain non-performing assets, we may utilize the liquidation or collateral value of the portfolio company's assets in our estimation of enterprise value.
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
Competition
We compete for investments with a number of investment funds (including public funds, private equity funds, mezzanine funds and other SBICs) and BDCs, as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We believe we compete with these entities primarily on the basis of our willingness to make smaller investments, the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.
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

Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2017 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Our management team is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
Participants may terminate their accounts under the plan by notifying the Plan Administrator via its website at www.computershare.com/investor, by filling out the transaction request form located at the bottom of their statement and sending it to the Plan Administrator at Computershare, Inc., P.O. Box 505000, Louisville, Kentucky 40233 or by calling the Plan Administrator at (866) 228-7201.
We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at Computershare, Inc., P.O.Box 505000, Louisville, Kentucky 40233.
Employees
As of December 31, 2017, we employed twenty-seven individuals, including investment and portfolio management professionals, operations professionals and administrative staff. We may expand our management team and administrative staff in the future in proportion to our growth.
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

As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2015, 2016 and 2017 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.

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
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests required to maintain our tax treatment as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Because we intend to distribute substantially all of our income to our stockholders to maintain our tax treatment as a regulated investment company, we will continue to need additional capital to finance our growth and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital and make distributions” included in Item 1A of Part I of this Annual Report.
Code of Business Conduct and Ethics and Corporate Governance Guidelines
We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” and corporate governance guidelines, which collectively cover ethics and business conduct. These documents apply to our directors, officers and employees, and establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the Code of Business Conduct and Ethics and corporate governance guidelines may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with certain requirements. Our Code of Business Conduct and Ethics and corporate governance guidelines are publicly available on the Investor Relations section of our website under "Corporate Governance" at http://ir.tcap.com/corporate-governance. We will report any amendments to or waivers of a required provision of our Code of Business Conduct and Ethics and corporate governance guidelines on our website or in a Current Report on Form 8-K. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.
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
Small Business Administration Regulations
Triangle SBIC, Triangle SBIC II and Triangle SBIC III are licensed by the SBA to operate as SBICs under Section 301(c) of the Small Business Investment Act of 1958, as amended, (the "Small Business Investment Act"). Triangle SBIC’s license became effective on September 11, 2003, Triangle SBIC II’s license became effective on May 26, 2010 and Triangle SBIC III's license became effective on January 6, 2017.
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
Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote at least 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprise, which criteria depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, subject to certain limitations, it may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.
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
The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). The SBA regulations adopted in 2002 generally allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.
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
An SBIC (or group of SBICs under common control) can currently have outstanding at any time debentures guaranteed by the SBA in amounts up to two times (and in certain cases, with SBA approval, up to three times) the amount of its regulatory capital, as such term is defined in the SBA regulations. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. As of December 31, 2017, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million, subject to SBA approval.
As of December 31, 2017, Triangle SBIC had issued $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2017 was 3.90%. As of December 31, 2017, all SBA-guaranteed debentures were pooled.
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
SBICs are regularly examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA. Triangle SBIC and Triangle SBIC II were audited by the SBA during 2016, and there were no unresolved findings from the audit. There have been no examinations of Triangle SBIC III as it is a newly-licensed SBIC.
Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.
Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, (the "Sarbanes-Oxley Act"), which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

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
Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any changes in the tax laws.

Election to be Taxed as a RIC
We have qualified and elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2007. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify for tax treatment as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
Taxation as a RIC
Provided that we qualify for tax treatment as a RIC, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
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
In order to qualify for tax treatment as a RIC for U.S. federal income tax purposes, we must, among other things:

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
In order to meet the 90% Income Test, we have established several special purpose corporations, and in the future may establish additional such corporations, to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test (the "Taxable Subsidiaries"). Any investments held through a Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.
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
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4.0% U.S. federal excise tax, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Qualifying Assets” and “Regulation of Business Development Companies — Senior Securities" above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify for tax treatment as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Obtain RIC Tax Treatment" below.
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
As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the entity is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the entity is not treated as a “qualified publicly traded partnership,” however, the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our tax treatment as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification from tax treatment as a RIC.

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
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Failure to Obtain RIC Tax Treatment
If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify for tax treatment as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).
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
If we fail to meet the RIC requirements for more than two consecutive years and then, seek to re-qualify for tax treatment as a RIC, we would be subject to corporate-level taxation on any built-in gain recognized during the succeeding five-year period unless we made a special election to recognize all such built-in gain upon our re-qualification for tax treatment as a RIC and to pay the corporate-level tax on such built-in gain.
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process any by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See "Risk Factors - Risk Relating to Our Business and Structure - We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could aversely affect our business" included in Item 1A or Part I of this Annual Report.

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
We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” which every director, officer and employee is expected to observe. Our Code of Business Conduct and Ethics is publicly available on the Investor Relations section of our website under “Corporate Governance” at http://ir.tcap.com/corporate-governance and is referenced in this Annual Report as Exhibit 14.1.

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
From time to time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our third amended and restated senior secured credit facility, as amended on May 1, 2017 (the "Credit Facility"), in April 2022, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
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
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors
Uncertainty about the financial stability of the United States could have a significant adverse effect on our business, financial condition and results of operations.
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
The Federal Reserve has raised the federal funds rate multiple times in recent quarters and has announced its intention to continue to raise the federal funds rate over time. These developments, along with domestic credit and deficit concerns and any global debt and/or economic crises, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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
The determination of fair value and consequently, the amount of unrealized appreciation and depreciation in our portfolio, is to a certain degree subjective and dependent on the judgment of our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
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
On May 1, 2017, we entered into an amendment to the Credit Facility, which (i) increased current commitments under the Credit Facility from $300.0 million to $435.0 million, (ii) provides for an accordion feature that allows for an increase in commitments to up to $550.0 million from new and existing lenders on the same terms and conditions as the existing commitments, and (iii) extends the maturity of the Credit Facility by two years. In July 2017, we increased our commitments under the Credit Facility by $30.0 million to $465.0 million and in September 2017, we again increased our commitments under the Credit Facility from $465.0 million to $480.0 million. If we are unable to meet the terms of the accordion feature, we will be unable to further expand the facility. The revolving period of the Credit Facility ends April 30, 2021, followed by a one-year amortization period with a final maturity date of April 30, 2022. If the facility is not renewed or extended, all principal and interest will be due and payable.
There can be no guarantee that we will be able to renew, extend or replace the Credit Facility when principal payments are due and payable on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing when principal payments are due and payable, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or replace the Credit Facility when principal payments are due and payable, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify for tax treatment as a RIC under the Code.
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

Additional Common Stock.    Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on May 3, 2017, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 3, 2018 or the date of our 2018 annual meeting of stockholders. The proposal did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which shares of our common stock are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future on favorable terms, or at all.
In addition to regulatory limitations on our ability to raise capital, our Credit Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to the Credit Facility, which provides us with a revolving credit line of up to $550.0 million, of which $480.0 million is currently committed for funding. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum consolidated tangible net worth, minimum interest coverage, minimum asset coverage, maintenance of RIC and BDC status and minimum liquidity. The Credit Facility also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control and material adverse effect. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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

Further, the SBA regulations require that a licensed SBIC be examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If our SBIC subsidiaries fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBIC subsidiaries’ use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBIC subsidiaries from making new investments. In addition, the SBA can remove the general partners of our SBIC subsidiaries and have a receiver appointed, or revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us because our SBIC subsidiaries are wholly-owned.
SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.
The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million, subject to SBA approval. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, with SBA approval, up to three times) its regulatory capital, as such term is defined in the SBA regulations. As of December 31, 2017, Triangle SBIC had issued the statutory maximum of $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. If we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
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
As of December 31, 2017, we had $166.8 million in aggregate principal amount outstanding of our unsecured notes, $250.0 million in outstanding SBA-guaranteed debentures payable and $156.1 million outstanding under our Credit Facility. In order for us to cover our annual interest payments on this indebtedness, we must achieve annual returns on our December 31, 2017 total assets of at least 2.2%.
Illustration.     The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to stockholder(1)	(23.9)%	(14.3)%	(4.8)%	4.8%	14.3%
(1) Assumes $1.2 billion in total assets, $572.8 million in principal amount of debt outstanding, $641.3 million in net assets and an average cost of funds of 5.35%, which was the weighted average borrowing cost of our borrowings at December 31, 2017.
Our ability to achieve our investment objective may depend in part on our ability to achieve additional leverage on favorable terms by issuing additional securities or debentures guaranteed by the SBA, by borrowing from banks or insurance companies or by expanding our line of credit, and there can be no assurance that such additional leverage can in fact be achieved.
There can be no assurance that our Board of Directors’ review of strategic alternatives will result in a transaction or, if a transaction is consummated, that we will be able to achieve some or all of the benefits anticipated from such transaction.
As initially announced in November 2017, our Board of Directors has elected to explore and evaluate a broad range of strategic alternatives to enhance long-term stockholder value and has engaged an investment banking firm as its financial advisor in connection therewith. There can be no assurance that this strategic alternatives review process will result in a transaction, or if a transaction is undertaken, as to its terms or timing. Our ability to successfully complete any strategic transaction is subject to significant risks, including, among others, the risk that any required regulatory or governmental approvals may not be obtained and the risk that, for this or other reasons, we may be unable to achieve some or all of the benefits that we anticipated from such transaction.
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
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a regulated investment company under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.
We have elected to be treated as a RIC under the Code, which generally will allow us to avoid being subject to corporate-level U.S. federal income tax. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:

•
The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, or "investment company taxable income" or ICTI." if any. We will be subject to a 4.0% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

•	The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, our SBIC subsidiaries’ compliance with applicable SBIC regulations, compliance with the covenants of our debt securities and such other factors as our Board of Directors may deem relevant from time to time. In addition, our line of credit may restrict the amount of distributions we are permitted to make. We cannot assure you that we will pay distributions to our stockholders in the future.
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
Because any original issue discount or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Material U.S. Federal Income Tax Considerations — Taxation as a RIC” included in Item 1 of Part 1 of this Annual Report on Form 10-K.
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
In order for us to continue to qualify for tax treatment as a RIC, we will be required to distribute on an annual basis substantially all of our taxable income, including income from our subsidiaries, including our SBIC subsidiaries. As a significant amount of our investments are generally held by our SBIC subsidiaries, we will be substantially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to qualify for tax treatment as a RIC. In this regard, SBA regulations prohibit Triangle SBIC, Triangle SBIC II, and Triangle SBIC III from making distributions to us when they have negative “retained earnings available for distribution,” which is calculated as “net retained earnings minus unrealized depreciation.” We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our tax treatment as a RIC. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of corporate-level U.S. federal income tax on us.
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
Because we intend to distribute substantially all of our income to our stockholders to maintain our tax treatment as a regulated investment company, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital and make distributions.
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
While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below our then-current net asset value per share without stockholder approval. At our Annual Stockholders Meeting on May 3, 2017, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 3, 2018 or the date of our 2018 annual meeting of stockholders. The proposal did not specify a maximum discount below net asset value at which we are able to issue our common stock; however, we do not intend to issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.
We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President recently signed into law. Such legislation will make many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
Our credit facility includes lenders that have acted and may in the future act as members of the underwriting syndicate for securities issued pursuant to a previously filed registration statement. Consequently the terms may not be as favorable to us as if they had been negotiated with unrelated third parties.
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

Our business and operations may be negatively affected by securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. For example, we and certain of our current and former executive officers have been named defendants in two separate class-action lawsuits asserting claims under Section 10(b) and Section 20(a) of the Exchange Act, and, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of further securities litigation or stockholder activism. See “Legal Proceedings” in Item 3 of Part I of this Annual Report for more information. Securities litigation and stockholder activism, including potential proxy contests, may result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
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

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. We currently are, and may in the future be, subject to litigation that arises out of our investments in these companies, and our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management's time and resources.
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
We invest in senior and subordinated debt securities generally secured by security interests in portfolio company assets, coupled with equity interests. Our portfolio companies may have, or may be permitted to incur, other debt, or issue other securities that rank equally with, or senior to, the debt in which we invest. By their terms, such instruments may entitle the holders to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such holders, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
As of December 31, 2017, the fair value of our non-accrual assets was approximately $15.8 million, which comprised approximately 1.6% of the total fair value of our portfolio. The cost of these non-accrual assets as of December 31, 2017 was approximately $120.1 million, which comprised approximately 10.7% of the total cost of our portfolio.
In addition to our non-accrual assets, as of December 31, 2017, we had, on a fair value basis, approximately $133.2 million of debt investments, or 13.1% of the total fair value of our portfolio, which were current with respect to scheduled interest and principal payments, but which were carried at less than cost due to company-specific fair value adjustments. In light of current economic conditions, certain of our portfolio companies may be unable to service our debt investments on a timely basis. These conditions may also decrease the value of collateral securing some of our debt investments, as well as the value of our equity investments. As a result, the number of non-performing assets in our portfolio may increase, and the overall value of our portfolio may decrease, which could lead to financial losses in our portfolio and a decrease in our investment income, net investment income, dividends and assets.
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
A significant portion of our debt investments bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, a situation which could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.
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
Risks Relating to Our Securities
Shares of closed-end investment companies, including business development companies, frequently trade at a discount to their net asset value, and may trade a premiums that may prove to be unsustainable.
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value, and may trade at premiums that may prove to be unsustainable. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of December 29, 2017, the closing price of our common stock on the NYSE was $9.49 per share, an approximately 29.3% discount to our net asset value per share as of December 31, 2017.
In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. On May 3, 2017, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of May 3, 2018 or the date of our 2018 annual meeting of stockholders. The proposal did not specify a maximum discount below net asset value at which we are able to sell or otherwise issue our common stock; however, we do not intend to sell or otherwise issue shares of our common stock below net asset value unless our Board of Directors determines that it would be in our stockholders’ best interests to do so.

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
Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	inability to obtain certain exemptive relief from the SEC;

•	loss of RIC tax treatment or either of our SBIC subsidiaries’ status as an SBIC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	conversion features of subscription rights, warrants or convertible debt;

•	loss of a major funding source;

•	fluctuations in interest rates;

•	the operating performance of companies comparable to us;

•	departure of our key personnel;

•	proposed, or completed, offerings of our securities, including classes other than our common stock;

•	global or national credit market changes; and

•	general economic trends and other external factors.
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

•	certificates of deposit with a maturity of one year or less, issued by a federally insured institution;

•	a deposit account in a federally insured institution that is subject to withdrawal restriction of one year or less;

•	a checking account in a federally insured institution; and

•	a reasonable petty cash fund.
If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
On May 3, 2017, our stockholders approved our ability to sell or otherwise issue shares of our common stock at any level of discount from net asset value per share for a period of one year ending on the earlier of May 3, 2018 or the date of our 2018 annual meeting of stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades.
Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors. Specifically, our Board of Directors has adopted a resolution explicitly subjecting us to the Maryland Business Combination Act under the Maryland General Corporation Law, which, subject to limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes fair price and/or supermajority voting requirements on these combinations. In addition, our Board of Directors may adopt resolutions to classify the Board so that stockholders do not elect every director on an annual basis. Also, our charter provides that a director may be removed only for cause by the vote of at least two-thirds of the votes entitled to be cast for the election of directors generally. In addition, our bylaws provide that, subject to the satisfaction of certain procedural and informational requirements by the stockholders requesting the meeting, a special meeting of stockholders will be called by our secretary to act upon any matter that may properly be considered at a meeting of stockholders only upon the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast on such matter at the meeting.
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
If our debt securities are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed. As of December 31, 2017, our December 2022 Notes were redeemable at our option. In addition, our March 2022 Notes will become redeemable, at our option, on March 15, 2018.
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
Our stockholders may experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan may experience dilution in their ownership percentage of our common stock over time.
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
Item 3. Legal Proceedings.
We and certain of our current and former executive officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Southern District of New York (and then transferred to the United States District Court for the Eastern District of North Carolina) on behalf of all persons who purchased or otherwise acquired our common stock between May 7, 2014 and November 1, 2017. The first lawsuit was filed on November 21, 2017, and is currently captioned Elias Dagher, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00015-FL (the “Dagher Action”). The second lawsuit was filed on November 28, 2017, and is currently captioned Gary W. Holden, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00010-FL (the “Holden Action”).
The complaints in the Dagher Action and the Holden Action allege certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought.
On January 22, 2018, five applications for appointment as lead plaintiff and motions to consolidate the Dagher Action and the Holden Action were filed. The applications for appointment as lead plaintiff and motions to consolidate are currently pending before the Court.
We intend to defend ourselves vigorously against the allegations in the aforementioned actions. Neither the outcome of the lawsuits nor an estimate of any reasonably possible losses is determinable at this time. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity.  Except as discussed above, neither we nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TCAP.” The following table sets forth the range of high and low intraday sales prices per share of our common stock as reported on the NYSE for the periods indicated:

	High	Low
Fiscal Year 2016:
First Quarter	$20.85	$14.91
Second Quarter	$21.35	$16.00
Third Quarter	$20.60	$18.56
Fourth Quarter	$19.95	$16.40
Fiscal Year 2017:
First Quarter	$20.35	$18.12
Second Quarter	$19.15	$17.28
Third Quarter	$17.83	$12.84
Fourth Quarter	$14.35	$8.91
As of February 28, 2018, there were approximately 52 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
Distributions Declared
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. We may make deemed distributions of certain net capital gains to our stockholders.
The following table summarizes our distributions declared during the years ended December 31, 2016 and 2017:

Date Declared	Record Date	Payment Date	Amount
February 24, 2016	March 9, 2016	March 23, 2016	$0.54
May 4, 2016	June 8, 2016	June 22, 2016	$0.45
August 24, 2016	September 7, 2016	September 21, 2016	$0.45
November 23, 2016	December 7, 2016	December 21, 2016	$0.45
February 22, 2017	March 8, 2017	March 22, 2017	$0.45
May 3, 2017	June 7, 2017	June 21, 2017	$0.45
August 2, 2017	September 6, 2017	September 20, 2017	$0.45
November 1, 2017	December 6, 2017	December 20, 2017	$0.30
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

The table below shows the detail of our distributions for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	Amount	% of Total	Amount	% of Total
Ordinary income	$1.65	100.0%	$1.89	100.0%
Long-term capital gains	—	—	—	—
Total reported on IRS Form 1099-DIV	$1.65	100.0%	$1.89	100.0%
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

Securities Authorized for Issuance Under our Omnibus Incentive Plan
The following table provides information regarding the number of shares of restricted stock authorized and available under the Triangle Capital Corporation Omnibus Incentive Plan, or the Omnibus Plan, as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	2,269,467	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,269,467

(1)	The Omnibus Plan is the only equity compensation plan currently utilized by us.

(2)	The Omnibus Plan has an aggregate of 4,000,000 shares of common stock reserved for issuance.
Sales of Unregistered Securities
While we did not engage in any sales of unregistered securities during the year ended December 31, 2017, we issued a total of 91,366 shares of our common stock under our DRIP. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued under our DRIP during the year ended December 31, 2017 was approximately $1.6 million.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2017, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 69,882 shares of our common stock for $679,253.04 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on November 1, 2017. The following chart summarizes repurchases of our common stock for the three months ended December 31, 2017:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2017	—		—	—	—
November 1 through November 30, 2017	—		—	—	—
December 1 through December 31, 2017	69,882	(1)	$9.72	—	—
(1) These shares were purchased in the open market pursuant to the terms of our DRIP.
Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Triangle Capital Corporation Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index for the five years ended December 31, 2017. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2012 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Triangle Capital Corporation, the Triangle Capital Corporation
Peer Group Index, the Nasdaq Composite Index and the NYSE Composite Index

	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
Triangle Capital Corporation	100.00	111.83	111.99	121.76	116.79	112.15	126.13	115.02	94.92
NASDAQ Composite Index	100.00	109.07	114.09	127.38	141.63	143.01	150.74	153.77	162.09
NYSE Composite Index	100.00	108.55	109.99	116.19	126.28	128.60	135.01	132.36	134.81
Triangle Capital Corporation Peer Group Index(2)	100.00	105.20	103.93	108.16	113.67	113.01	117.35	110.81	105.74

	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
Triangle Capital Corporation	109.33	115.15	83.52	99.64	110.33	106.41	110.61	105.48
NASDAQ Composite Index	167.90	171.68	159.69	173.33	169.25	168.76	185.06	187.19
NYSE Composite Index	136.35	136.08	124.19	129.29	131.01	135.62	139.52	144.73
Triangle Capital Corporation Peer Group Index(2)	111.95	107.79	98.12	102.09	106.70	110.93	121.82	127.89

	3/31/17	6/30/17	9/30/17	12/31/17
Triangle Capital Corporation	112.42	106.41	89.13	61.13
NASDAQ Composite Index	206.25	214.78	227.44	242.29
NYSE Composite Index	151.36	155.99	162.88	171.83
Triangle Capital Corporation Peer Group Index(2)	138.33	134.23	133.96	132.22

(1)	From December 31, 2012 to December 31, 2017.

(2)
The Triangle Capital Corporation Peer Group consists of the following companies: Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Fidus Investment Corporation, Gladstone Investment Corporation, Gladstone Capital Corporation, Golub Capital BDC, Inc., Horizon Technology Finance Corporation, Hercules Capital, Inc., KCAP Financial, Inc., Main Street Capital Corporation, Medley Capital Corporation, New Mountain Finance Corporation, Oaktree Specialty Lending Corporation, PennantPark Investment Corporation, Prospect Capital Corporation, Solar Capital Ltd. and THL Credit, Inc.

Item 6. Selected Financial Data.
The selected financial data at and for the fiscal years ended December 31, 2013, 2014, 2015, 2016 and 2017 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollars and share amounts in thousands, except per share data)
Income statement data:
Investment income:
Total loan interest, fee and dividend income	$100,755	$104,273	$121,062	$113,332	$122,290
Interest income from cash and cash equivalent investments	273	238	225	348	715
Total investment income	101,028	104,511	121,287	113,680	123,005
Operating expenses:
Interest and other debt financing fees	20,234	21,180	26,754	26,721	29,261
Compensation expenses	15,831	17,562	19,009	23,676	16,136
General and administrative expenses	3,434	3,753	3,895	4,406	5,370
Total operating expenses	39,499	42,495	49,658	54,803	50,767
Net investment income	61,529	62,016	71,629	58,877	72,238
Net realized gains (losses):
Non-Control/Non-Affiliate investments	15,882	7,396	9,003	(2,414)	(3,683)
Affiliate investments	4,828	7,733	2,315	4,399	(3,980)
Control investments	(2,290)	(1,498)	(38,807)	—	(45,206)
Net realized gains (losses) on investments	18,420	13,631	(27,489)	1,985	(52,869)
Foreign currency borrowings	—	—	—	—	1,269
Net realized gains (losses)	18,420	13,631	(27,489)	1,985	(51,600)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	390	(38,467)	(23,583)	(9,080)	(65,786)
Affiliate investments	(1,427)	(3,213)	2,839	(5,473)	(7,356)
Control investments	2,848	(3,554)	23,876	(11,464)	27,547
Net unrealized appreciation (depreciation) on investments	1,811	(45,234)	3,132	(26,017)	(45,595)
Foreign currency borrowings	404	1,071	2,363	(153)	(2,822)
Net unrealized appreciation (depreciation)	2,215	(44,163)	5,495	(26,170)	(48,417)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	20,635	(30,532)	(21,994)	(24,185)	(100,017)
Loss on extinguishment of debt	(413)	—	(1,394)	—	—
Provision for taxes	(539)	(3,122)	(384)	(436)	(871)
Net increase in net assets resulting from operations	$81,212	$28,362	$47,857	$34,256	$(28,650)
Net investment income per share — basic and diluted	$2.23	$2.08	$2.16	$1.62	$1.55
Net increase in net assets resulting from operations per share — basic and diluted	$2.94	$0.95	$1.44	$0.94	$(0.62)
Net asset value per common share	$16.10	$16.11	$15.23	$15.13	$13.43
Regular quarterly dividends/distributions per share	$2.16	$2.16	$2.16	$1.89	$1.65
Supplemental dividends/distributions per share	—	0.40	0.20	—	—
Total dividends/distributions declared per common share	$2.16	$2.56	$2.36	$1.89	$1.65
Weighted average number of shares outstanding — basic and diluted	27,576	29,775	33,234	36,405	46,498

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$664,373	$887,223	$977,277	$1,037,907	$1,016,284
Cash and cash equivalents	133,304	78,759	52,615	107,088	191,850
Interest and fees receivable	5,256	7,409	4,892	10,190	7,807
Prepaid expenses and other current assets	832	439	947	1,660	1,855
Deferred financing fees	1,654	1,231	3,480	2,700	5,186
Property and equipment, net	60	109	106	106	81
Total assets	$805,479	$975,170	$1,039,317	$1,159,651	$1,223,063
Liabilities:
Accounts payable and accrued liabilities	$7,494	$7,145	$7,464	$6,797	$9,863
Interest payable	3,018	3,365	3,714	3,997	3,997
Taxes payable	1,065	2,506	735	490	796
Deferred income taxes	3,514	3,364	4,988	2,054	1,332
Borrowings under credit facility	11,221	62,620	131,257	127,012	156,071
Notes	145,120	145,646	162,142	162,755	163,408
SBA-guaranteed debentures payable	188,255	219,697	220,649	245,390	246,321
Total liabilities	359,687	444,343	530,949	548,495	581,788
Net assets	445,792	530,827	508,368	611,156	641,275
Total liabilities and net assets	$805,479	$975,170	$1,039,317	$1,159,651	$1,223,063
Other data:
Weighted average yield on total investments(1)	12.8%	11.6%	10.6%	10.2%	9.6%
Number of portfolio companies	79	91	92	88	89
Expense ratios (as percentage of average net assets):
Compensation and general and administrative expenses	4.4%	4.4%	4.4%	5.0%	3.2%
Interest and other financing fees	4.7	4.4	5.1	4.8	4.4
Total expenses	9.1%	8.8%	9.5%	9.8%	7.6%
Total expenses, including loss on extinguishment of debt and provision for taxes	9.3%	9.5%	9.8%	9.9%	7.7%

(1)	Excludes non-accrual debt investments.

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
We invest primarily in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, we generally invest in one or more equity instruments of the borrower, such as direct preferred or common equity interests. Our investments generally range from $5.0 million to $50.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our debt investments generally have a term of between three and seven years. In addition, our fixed debt investments typically bear interest between 10.0% and 15.0% per annum and our variable debt investments generally bear interest between LIBOR plus 550 basis points and LIBOR plus 950 basis points per annum. Certain of our debt investments have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. In our negotiations with potential portfolio companies, we generally seek to minimize PIK interest. Cash interest on our debt investments is generally payable quarterly; however, some of our debt investments pay cash interest on a monthly basis.
As of December 31, 2017 and December 31, 2016, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 11.0% and 11.7%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 9.6% and 10.2% as of December 31, 2017 and December 31, 2016, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 8.5% and 9.7% as of

December 31, 2017 and December 31, 2016, respectively. The weighted average yields across our investment portfolio depend on the relative seniority of our investments within the capital structures of our portfolio companies and on our security interests in portfolio company assets. Historically, since our IPO in 2007, we have primarily focused on investments in subordinated debt securities, which generally produce higher yields than more senior securities due to the risks inherent in investing in less senior positions. Beginning in 2016, we began to shift our focus toward larger and less cyclical portfolio companies and began steering our portfolio composition with a focus on a balance between senior and subordinated securities. This shift toward more senior securities is intended to reduce our credit risks in exchange for lower-yielding investments, which in turn has resulted in a decrease in the weighted average yield on our investment portfolio. As we continue this balanced strategy, and as the percentage of our investment portfolio that is comprised of senior debt investments increases, we expect our investment-related risks to be mitigated to an extent, but we also expect the weighted average yields on our portfolio to continue to decrease.
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
Review of Strategic Alternatives
In November 2017, our Board of Directors announced that it was exploring and evaluating a broad range of strategic alternatives to enhance long-term stockholder value and has engaged an investment banking firm as its financial advisor in connection therewith. The strategic alternatives review process is ongoing, and there can be no assurance that it will result in a transaction, or if a transaction is undertaken, as to its terms or timing.
Portfolio Composition
The total value of our investment portfolio was $1,016.3 million as of December 31, 2017, as compared to $1,037.9 million as of December 31, 2016. As of December 31, 2017, we had investments in 89 portfolio companies with an aggregate cost of $1,121.6 million. As of December 31, 2016, we had investments in 88 portfolio companies with an aggregate cost of $1,096.9 million. As of both December 31, 2017 and 2016, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2017 and December 31, 2016, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2017:
Subordinated debt and 2nd lien notes	$710,543,854	63%	$589,548,358	58%
Senior debt and 1st lien notes	275,088,787	25	262,803,297	26
Equity shares	134,301,587	12	162,543,691	16
Equity warrants	1,691,617	—	1,389,000	—
	$1,121,625,845	100%	$1,016,284,346	100%
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%

Investment Activity
During the year ended December 31, 2017, we made twenty-nine new investments, including recapitalizations of existing portfolio companies, totaling $408.9 million, additional debt investments in eighteen existing portfolio companies totaling $70.4 million and additional equity investments in eleven existing portfolio companies totaling $4.4 million. We had twenty-one portfolio company loans repaid at par totaling $332.5 million and received normal principal repayments, partial loan prepayments and PIK interest repayments totaling $54.5 million. We recognized $25.6 million of realized losses related to two portfolio company restructurings. We wrote off equity investments in eight portfolio companies and recognized realized losses on the write-offs of $15.1 million and wrote off or sold debt investments in six portfolio companies and recognized realized losses of $31.6 million. In addition, we received proceeds related to the sales of certain equity securities totaling $29.6 million and recognized net realized gains on such sales totaling $20.9 million in the year ended December 31, 2017.
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
Total portfolio investment activity for the years ended December 31, 2017 and 2016 was as follows:

December 31, 2017	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	262,333,868	205,493,670	15,915,860	—	483,743,398
Investment reclass	33,614,656	(42,014,656)	8,400,000	—	—
Proceeds from sales of investments	—	—	(29,065,946)	(550,863)	(29,616,809)
Loan origination fees received	(4,355,181)	(2,938,834)	—	—	(7,294,015)
Principal repayments received	(302,112,732)	(71,949,131)	—	—	(374,061,863)
PIK interest earned	9,916,389	1,001,142	—	—	10,917,531
PIK interest payments received	(12,431,539)	(507,979)	—	—	(12,939,518)
Accretion of loan discounts	419,114	57,778	—	—	476,892
Accretion of deferred loan origination revenue	4,846,747	1,490,694	—	—	6,337,441
Realized loss	(35,323,325)	(14,160,007)	(1,473,134)	(1,912,237)	(52,868,703)
Unrealized appreciation (depreciation)	(57,519,006)	(5,312,537)	14,550,254	1,964,100	(46,317,189)
Fair value, end of period	$589,548,358	$262,803,297	$162,543,691	$1,389,000	$1,016,284,346
Weighted average yield on debt investments at end of period(1)					11.0%
Weighted average yield on total investments at end of period(1)					9.6%
Weighted average yield on total investments at end of period					8.5%
(1)Excludes non-accrual debt investments.

December 31, 2016	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	220,825,664	71,620,633	26,370,669	650,000	319,466,966
Investment reclass	4,020,247	(4,020,247)	—	—	—
Proceeds from sales of investments	—	—	(28,340,004)	(5,742,355)	(34,082,359)
Loan origination fees received	(4,613,831)	(1,200,160)	—	—	(5,813,991)
Principal repayments received	(194,883,407)	(7,727,099)	—	—	(202,610,506)
PIK interest earned	13,784,921	1,449,498	—	—	15,234,419
PIK interest payments received	(9,326,564)	(236,150)	—	—	(9,562,714)
Accretion of loan discounts	193,801	203,303	—	—	397,104
Accretion of deferred loan origination revenue	4,012,181	556,218	—	—	4,568,399
Realized gain (loss)	(14,752,679)	(1,560,322)	15,029,594	3,268,455	1,985,048
Unrealized appreciation (depreciation)	(28,226,049)	(371,781)	(398,971)	44,900	(28,951,901)
Fair value, end of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
Weighted average yield on debt investments at end of period(1)					11.7%
Weighted average yield on total investments at end of period(1)					10.2%
Weighted average yield on total investments at end of period					9.7%
(1)Excludes non-accrual debt investments.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2017, the fair value of our non-accrual assets was $15.8 million, which comprised 1.6% of the total fair value of our portfolio, and the cost of our non-accrual assets was $120.1 million, which comprised 10.7% of the total cost of our portfolio. As of December 31, 2016, the fair value of our non-accrual assets was $15.9 million, which comprised 1.5% of the total fair value of our portfolio, and the cost of our non-accrual assets was $38.4 million, which comprised 3.5% of the total cost of our portfolio.
Our non-accrual assets as of December 31, 2017 were as follows:
Cafe Enterprises, Inc.
During the three months ended June 30, 2017, we placed our subordinated debt investment in Cafe Enterprises, Inc., or Cafe, on PIK non-accrual status. In September 2017, we placed our debt investments in Cafe on non-accrual status effective with the quarterly payments due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Cafe for financial reporting purposes. During the year ended December 31, 2017, we recorded unrealized depreciation of $12.3 million on our debt investments in Cafe. As of December 31, 2017, the cost of our debt investments in Cafe was $15.7 million and the fair value of such investments was zero.
Community Intervention Services, Inc.
In June 2017, we placed our debt investment in Community Intervention Services, Inc., or Community, on non-accrual status effective with the quarterly payment due June 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Community for financial reporting purposes. During the year ended December 31, 2017, we recorded unrealized depreciation of $14.1 million on our debt investment in Community. As of December 31, 2017, the cost of our debt investment in Community was $17.7 million and the fair value of such investment was zero.
Eckler's Holdings, Inc.
During the three months ended June 30, 2017, we placed our subordinated debt investment in Eckler's Holdings, Inc., or Eckler's, on PIK non-accrual status. In September 2017, we placed our debt investment in Eckler's on non-accrual status effective with the quarterly payment due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Eckler's for financial reporting purposes. During the year ended December 31, 2017, we recorded unrealized depreciation of $11.8 million on our debt investment in Eckler's. As of December 31, 2017, the cost of our debt investment in Eckler's was $13.2 million and the fair value of such investment was zero.
Frank Entertainment Group, LLC
In September 2017, we placed our debt investments in Frank Entertainment Group, LLC, or Frank, on non-accrual status effective with the monthly payments due July 31, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Frank for financial reporting purposes. During the year ended December 31, 2017, we recorded unrealized depreciation of $7.1 million on our debt investments in Frank. As of December 31, 2017, the cost of our debt investments in Frank was $13.6 million and the fair value of such investments was $6.5 million.
FrontStream Holdings, LLC
In September 2017, we placed our debt investment in FrontStream Holdings, LLC, or Frontstream, on non-accrual status effective with the quarterly payment due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Frontstream for financial reporting purposes. During the year ended December 31, 2017, we recorded unrealized depreciation of $6.0 million on our debt investment in Frontstream. As of December 31, 2017, the cost of our debt investment in Frontstream was $14.0 million and the fair value of such investment was $7.4 million.
GST AutoLeather, Inc.
On October 3, 2017, GST AutoLeather, Inc., or GST, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result, we placed our debt investment in GST on non-accrual status effective with the quarterly payment due September 30, 2017 and under U.S. GAAP, we no longer recognize interest income on our debt investment in GST for financial reporting purposes. During the year ended December 31, 2017, we recorded unrealized depreciation of $22.9 million on our debt investment in GST. As of December 31, 2017, the cost of our debt investment in GST was $23.1 million and the fair value of such investment was $0.2 million.
Media Storm, LLC.
In September 2017, we placed our debt investment in Media Storm, LLC, or Media Storm, on non-accrual status effective with the quarterly payment due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Media Storm for financial reporting purposes. During the year ended December 31, 2017, we recorded unrealized depreciation of $3.4 million on our debt investment in Media Storm. As of December 31, 2017, the cost of our debt investment in Media Storm was $6.5 million and the fair value of such investment was $1.6 million.
Women's Marketing, Inc.
In December 2016, we placed our debt investment in Women's Marketing, Inc., or Women's Marketing, on non-accrual status effective with the monthly payment due November 30, 2016. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Women's Marketing for financial reporting purposes. During the year ended December 31, 2017, we recorded unrealized depreciation of $11.1 million on our debt investment in Women's Marketing. As of December 31, 2017, the cost of our debt investment in Women's Marketing was $16.1 million and the fair value of such investment was zero.
Results of Operations
Comparison of years ended December 31, 2017 and December 31, 2016
Investment Income
For the year ended December 31, 2017, total investment income was $123.0 million, an 8.2% increase from $113.7 million of total investment income for the year ended December 31, 2016. This increase was primarily attributed to an increase in portfolio debt investments from December 31, 2016 to December 31, 2017, a $2.1 million increase in non-recurring fee income and a $0.7 million increase in non-recurring dividend income, partially offset by a decrease in PIK interest income due to a decrease in PIK yielding investments from December 31, 2016 to December 31, 2017 and a $7.6 million decrease in investment income relating to non-accrual assets. Non-recurring fee income was $7.3 million for the year ended December 31, 2017, as compared to $5.2 million for the year ended December 31, 2016, and non-recurring dividend income was $2.7 million for the year ended December 31, 2017, as compared to $2.0 million for the year ended December 31, 2016. Our non-recurring dividend income during the year ended December 31, 2016 consisted of non-recurring dividend income of approximately $3.3 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, we received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
Operating Expenses
For the year ended December 31, 2017, operating expenses decreased by 7.4% to $50.8 million from $54.8 million for the year ended December 31, 2016. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the year ended December 31, 2017, interest and other financing fees were $29.3 million as compared to $26.7 million for the year ended December 31, 2016. The increase in interest and other financing fees was related primarily to an increase of $2.0 million related to increased borrowings under our Credit Facility and to interest and fee amortization of $0.5 million on incremental borrowings of $25.0 million under our SBA-guaranteed debentures.
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
For the year ended December 31, 2017, compensation expenses decreased by 31.8% to $16.1 million from $23.7 million for the year ended December 31, 2016. The decrease in compensation expenses in the year ended December 31, 2017 was primarily related to one-time expenses associated with the retirement of our former Chief Executive Officer, Garland S. Tucker, III, from his officer positions in February 2016 and the resignation of Brent P.W. Burgess as the Company's Chief Investment Officer in October 2016. Our Board of Directors awarded Mr. Tucker a $2.5 million cash bonus and accelerated the vesting of his outstanding shares of restricted stock, including 47,000 shares of restricted stock awarded to him in February 2016 based on his performance during 2015, and certain other compensation in connection with his retirement and in recognition of his long service. We recognized $5.5 million in one-time compensation expenses for the year ended December 31, 2016 associated with Mr. Tucker's retirement. In connection with Mr. Burgess’s resignation, we entered into an agreement with Mr. Burgess, pursuant to which he received his unpaid salary and accrued but unused vacation leave through October 14, 2016, cash payments totaling $250,000, accelerated vesting of the 93,284 shares of the Company’s restricted stock held by him and certain other benefits. We recognized $1.5 million in one-time compensation expenses for the year ended

December 31, 2016 in connection with Mr. Burgess' resignation. In addition, compensation expenses decreased by $0.6 million related to decreased discretionary compensation expenses.
For the year ended December 31, 2017, general and administrative expenses increased by 21.9% to $5.4 million from $4.4 million for the year ended December 31, 2016, primarily related to increased legal and other professional fees incurred in connection with previously disclosed litigation and the strategic alternatives review process discussed above. See Item 3 of Part I of this Annual Report entitled “Legal Proceedings” for additional information.
In addition, our efficiency ratio (defined as compensation and general and administrative expenses as a percentage of total investment income) decreased to 17.5% for the year ended December 31, 2017 from 24.7% for the year ended December 31, 2016.
Net Investment Income
As a result of the $9.3 million increase in total investment income and the $4.0 million decrease in operating expenses, net investment income for the year ended December 31, 2017 was $72.2 million compared to net investment income of $58.9 million during the year ended December 31, 2016.
Net Increase in Net Assets Resulting From Operations
For the year ended December 31, 2017, we recognized net realized losses on investments totaling $51.6 million, which consisted primarily of net losses on the write-offs of three control investments totaling $19.9 million, a net loss on the restructuring of one control investment totaling $25.3 million, net losses on the write-off of two affiliate investments totaling $9.5 million and net losses on the restructurings/write-offs of five non-control/non-affiliate investments totaling $17.7 million, partially offset by net gains on the sales of sixteen non-control/non-affiliate investments totaling $14.0 million, net gains on the sales of six affiliate investments totaling $5.5 million and a gain on foreign currency borrowings of $1.3 million. In addition, for the year ended December 31, 2017, we recorded net unrealized depreciation of investments totaling $48.4 million, consisting of net unrealized depreciation on our current portfolio of $102.8 million and net unrealized appreciation reclassification adjustments of $54.4 million related to the realized gains and losses noted above.
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
As a result of these events, our net decrease in net assets from operations during the year ended December 31, 2017 was $28.7 million as compared to a net increase in net assets resulting from operations of $34.3 million for the year ended December 31, 2016.
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
For the year ended December 31, 2016, compensation expenses increased by 24.5% to $23.7 million from $19.0 million for the year ended December 31, 2015. The increase in compensation expenses in the year ended December 31, 2016 was primarily related to one-time expenses associated with the retirement of our former Chief Executive Officer and the resignation of Brent P.W. Burgess as the Company's Chief Investment Officer in 2016, as noted above. The increases related to Mr. Tucker and Mr. Burgess were partially offset by decreased discretionary compensation expenses.
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
In the future, depending on the valuation of Triangle SBIC’s assets, Triangle SBIC II's assets and Triangle SBIC III’s assets pursuant to SBA guidelines, Triangle SBIC, Triangle SBIC II and Triangle SBIC III may be limited by provisions of the Small Business Investment Act of 1958, as amended, or the Small Business Investment Act, and SBA regulations governing SBICs, from making certain distributions to Triangle Capital Corporation that may be necessary to enable Triangle Capital Corporation to make the minimum required distributions to its stockholders and qualify for tax treatment as a regulated investment company, or RIC.
Cash Flows
For the year ended December 31, 2017, we experienced a net increase in cash and cash equivalents in the amount of $84.8 million. During that period, our operating activities provided $8.0 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from the sales of investments totaling $403.7 million, which in addition to the cash provided by other operating activities, was partially offset by new portfolio investments of $483.7 million. In addition, financing activities provided cash of $76.8 million, consisting primarily of proceeds from the public stock offering of $132.0 million and net borrowings under the Credit Facility of $27.5 million, partially offset by cash dividends paid in the amount of $77.1 million. At December 31, 2017, we had $191.8 million of cash and cash equivalents on hand.
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

Financing Transactions
Due to Triangle SBIC’s, Triangle SBIC II's and Triangle SBIC III’s status as licensed SBICs, Triangle SBIC, Triangle SBIC II and Triangle SBIC III have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time debentures guaranteed by the SBA up to two times (and in certain cases, with SBA approval, up to three times) the amount of its regulatory capital, as such term is defined in the SBA regulations. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC is currently $150.0 million and by a group of SBICs under common control is $350.0 million, subject to SBA approval. Debentures guaranteed by the SBA have a maturity of ten years, with interest payable semi-annually. The principal amount of the debentures is not required to be paid before maturity but may be prepaid at any time, without penalty. As a result of its guarantee of our SBA-guaranteed debentures, the SBA has fixed-dollar claims on the assets of Triangle SBIC, Triangle SBIC II and Triangle SBIC III that are superior to the claims of our security holders.
As of December 31, 2017, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one–time fee of 2.425% on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2017 was 3.90%. As of December 31, 2017, all SBA-guaranteed debentures were pooled.
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
As of December 31, 2017, we had United States dollar borrowings of $139.3 million outstanding under the Credit Facility with an interest rate of 4.12% and non-United States dollar borrowings denominated in Canadian dollars of $21.0 million ($16.8 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 4.16%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our tax treatment as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into collateral documents. As of December 31, 2017, we were in compliance with all covenants of the Credit Facility.
In October 2012, we issued $70.0 million of unsecured notes due in December 2022, or the December 2022 Notes, and in November 2012, we issued $10.5 million of the December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.
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
The indenture and related supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC and (iii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2017 and December 31, 2016, we were in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
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
The total number of investments and the percentage of our investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%
December 31, 2017	21	35%

(1)	Exclusive of the fair value of new investments made during the quarter.

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
We may have to include in our ICTI, interest income, including original issue discount income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC tax treatment, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for federal income tax purposes on previously accrued interest income will be treated as a capital loss.
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
Fee income for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015
Recurring Fee Income:
Amortization of loan origination fees	$2,445,485	$2,161,711	$2,061,004
Management, valuation and other fees	940,361	1,024,213	895,677
Total Recurring Fee Income	3,385,846	3,185,924	2,956,681
Non-Recurring Fee Income:
Prepayment fees	2,688,814	1,903,251	4,344,705
Acceleration of unamortized loan origination fees	4,202,078	2,406,688	4,104,485
Advisory and structuring fees	230,000	200,000	578,162
Loan amendment fees	132,278	277,396	469,357
Other fees	9,000	412,606	391,538
Total Non-Recurring Fee Income	7,262,170	5,199,941	9,888,247
Total Fee Income	$10,648,016	$8,385,865	$12,844,928

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2017, we were not a party to any hedging arrangements.
As of December 31, 2017, 51.9%, or $511.9 million (at cost) of our debt portfolio investments bore interest at fixed rates and 48.1%, or $473.7 million (at cost) of our debt portfolio investments bore interest at variable rates, which are either prime-based or LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $9.5 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit

Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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
We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of December 31, 2017, we had non-United States dollar borrowings denominated in Canadian dollars of $21.0 million ($16.8 million United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 4.16%.
Related Party Transactions
As a BDC, we are obligated under the 1940 Act to make available to certain of our portfolio companies significant managerial assistance. "Making available significant managerial assistance" refers to any arrangement whereby we provide significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We are also deemed to be providing managerial assistance to all portfolio companies that we control, either by ourselves or in conjunction with others. The nature and extent of significant managerial assistance provided by us will vary according to the particular needs of each portfolio company. During each of the years ended December 31, 2017, 2016 and 2015, we received management and other fees totaling $0.4 million from SRC Worldwide, Inc., a subsidiary of CRS-SPV, Inc., a 100%-owned control investment. These fees were recognized as fee income on the Consolidated Statements of Operations. In addition, during the year ended December 31, 2016, we recognized $0.3 million as dividend income from SRC Worldwide, Inc.

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2017 was as follows:

Portfolio Company	Investment Type	December 31, 2017
Deva Holdings, Inc.	Revolver	$2,500,000
DLC Acquisition, LLC	Revolver	1,800,000
Frank Entertainment Group, LLC(1)	Delayed Draw Senior	130,212
Frank Entertainment Group, LLC(1)	Delayed Draw Second Lien	303,827
HKW Capital Partners IV, L.P.	Private Equity	214,823
ICP Industries Inc.	Delayed Draw Term Loan	5,000,000
Lakeview Health Acquisition Company(1)	Revolver	1,387,367
Micross Solutions, LLC	Delayed Draw Term Loan	3,000,000
Nautic Partners VII, LP	Private Equity	509,080
Nomacorc, LLC(1)	Equity Investment	838,813
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	649,143
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	4,500,000
SCUF Gaming, Inc.	Revolver	2,000,000
Smile Brands, Inc.	Equity Investment	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531
SPC Partners V, LP	Private Equity	185,297
SPC Partners VI, LP	Private Equity	2,792,172
Tate's Bake Shop	Revolver	550,000
TGaS Advisors, LLC	Revolver	2,000,000
Total Unused Commitments		$48,187,265

(1)
Represents a commitment to extend financing to a portfolio company where one or more of our current investments in the portfolio company are carried at less than cost. Our estimate of the fair value of the current investments in this portfolio company includes an analysis of the value of any unfunded commitments.

Contractual Obligations
As of December 31, 2017, our future fixed commitments for cash payments were as follows:

	Total	2018	2019-2020	2021-2022	2023-Future
SBA-guaranteed debentures payable	$250,000,000	$—	$61,390,000	$94,500,000	$94,110,000
Interest due on SBA-guaranteed debentures payable	42,140,128	9,751,246	17,594,557	8,373,273	6,421,052
Credit Facility borrowings	156,070,484	—	—	156,070,484	—
Interest and fees on Credit Facility(1)	30,727,452	7,817,175	15,655,602	7,254,675	—
Unused commitments to extend financing	48,187,265	48,187,265	—	—	—
Notes	166,750,000	—	—	166,750,000	—
Interest on Notes	49,027,735	10,630,313	21,260,625	17,136,797	—
Operating lease payments(2)	623,208	435,571	187,637	—	—
Total	$743,526,272	$76,821,570	$116,088,421	$450,085,229	$100,531,052

(1)
Amounts represent (i) unused Credit Facility fees calculated at a rate of 0.375% of the unused amount, which was $323.9 million as of December 31, 2017, (ii) interest expense calculated at a rate of 4.124% of outstanding Credit Facility borrowings, which were approximately $156.1 million as of December 31, 2017 and (iii) annual fees of the Credit Facility administrative agent.

(2)
We lease our corporate office facility under an operating lease that terminates on May 31, 2019. We believe that our existing facilities will be adequate to meet our needs through 2018, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Recent Developments
In February 2018, our Board granted 409,000 restricted shares of our common stock to certain employees. These restricted shares had a total grant date fair value of approximately $4.4 million, which will be expensed on a straight-line basis over a four-year vesting period.

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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have adopted a code of ethics (which we call our “Code of Business Conduct and Ethics”), which every director, officer and employee is expected to observe. The Code of Business Conduct and Ethics is publicly available on our website under “Corporate Governance” at the following URL: http://ir.tcap.com/corporate-governance and is referenced in this Annual Report as Exhibit 14.1.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is contained under the headings "Proposal No. 1: Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2017.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is contained under the headings "Compensation Discussion and Analysis," "Executive Officer Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2017.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management and equity compensation plans is contained in Item 5 of Part II of this Annual Report, under the heading "Securities Authorized for Issuance Under our Omnibus Incentive Plan," and under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is contained under the headings "Certain Relationships and Related Party Transactions," "Proposal No. 1: Election of Directors" and "Corporate Governance" in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2017.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is contained under the heading "Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, and is incorporated in this Annual Report by reference in response to this Item. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2017.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Triangle Capital Corporation Financial Statements:
(2) Financial Statement Schedules
None.
Schedules that are not listed herein have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
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

3.2
Sixth Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2018 and incorporated herein by reference).

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

10.3
Custody Services Agreement between the Registrant and Fifth Third Bank dated January 6, 2012. (Filed as Exhibit (j)(4) to the Registrant's Post-Effective Amendment No. 2 on Form N-2 filed with the Securities and Exchange Commission on March 2, 2012 and incorporated herein by reference)

10.4
Stock Transfer Agency Agreement between the Registrant and Computershare, Inc. (as successor to The Bank of New York) (Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

10.5
Office Lease Agreement between 3700 Glenwood LLC and the Registrant dated March 27, 2008 (Filed as Exhibit (k)(6) to the Registrant's Pre-Effective Amendment No. 1 on Form N-2 (File No. 333-151930) filed with the Securities and Exchange Commission on August 13, 2008 and incorporated herein by reference).

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

10.9
First Amendment to Office Lease Agreement between 3700 Glenwood LLC and the Registrant dated August 29, 2013 (Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 and incorporated herein by reference).

Number	Exhibit
10.10
Second Amendment to Office Lease Agreement between 3700 Glenwood LLC and the Registrant dated November 13, 2013 (Filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2014 and incorporated herein by reference).

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

10.13
Second Amended and Restated Equity Pledge Agreement, dated May 4, 2015, between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.14
Second Amended and Restated General Security Agreement, dated May 4, 2015, between the Registrant, ARC Industries Holdings, Inc., Brantley Holdings, Inc., Energy Hardware Holdings, Inc., Minco Holdings, Inc., Peaden Holdings, Inc., Technology Crops Holdings, Inc. and Branch Banking and Trust Company (Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015 and incorporated herein by reference).

10.15
Agreement between Brent P.W. Burgess and the Company (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2016 and incorporated herein by reference).

10.16
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

10.17†
Triangle Capital Corporation Omnibus Incentive Plan (Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-218459) filed with the Securities and Exchange Commission on June 2, 2017 and incorporated herein by reference).

10.18
Supplement and Joinder Agreement for Triangle Capital Corporation Credit Agreement dated July 31, 2017 (Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017 and incorporated herein by reference).

10.19†
Form of Triangle Capital Corporation Executive Officer Restricted Share Award Agreement (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017 and incorporated herein by reference).

10.20†
Form of Triangle Capital Corporation Non-employee Director Restricted Share Award Agreement (Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017 and incorporated herein by reference).

10.21
Supplement and Joinder Agreement for Triangle Capital Corporation Credit Agreement dated September 29, 2017 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017 and incorporated herein by reference).

10.22†
Form of Executive Retention Agreement (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2017 and incorporated herein by reference).

Number	Exhibit
10.23†	Form of Indemnification Agreement.*

10.24†	Form of Amendment to Executive Retention Agreement.*

10.25†	Triangle Capital Corporation Amended and Restated Change in Control Retention Policy.*

11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

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
Date: February 28, 2018

TRIANGLE CAPITAL CORPORATION

By:	/s/ E. Ashton Poole
Name: E. Ashton Poole
Title: Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ E. Ashton Poole	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2018
E. Ashton Poole

/s/ Steven C. Lilly	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	February 28, 2018
Steven C. Lilly

/s/ C. Robert Knox, Jr.	Controller (Principal Accounting Officer)	February 28, 2018
C. Robert Knox, Jr.

/s/ W. McComb Dunwoody	Director	February 28, 2018
W. McComb Dunwoody

/s/ Mark M. Gambill	Director	February 28, 2018
Mark M. Gambill

/s/ Benjamin S. Goldstein	Director	February 28, 2018
Benjamin S. Goldstein

/s/ Mark F. Mulhern	Director	February 28, 2018
Mark F. Mulhern

/s/ Simon B. Rich, Jr.	Director	February 28, 2018
Simon B. Rich, Jr.

/s/ Garland S. Tucker, III	Director	February 28, 2018
Garland S. Tucker, III

Triangle Capital Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Triangle Capital Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Triangle Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Triangle Capital Corporation at December 31, 2017 and 2016, and the consolidated results of its operations, changes in its net assets, and its cash flows, for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.
Raleigh, North Carolina
February 28, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Triangle Capital Corporation
Opinion on Internal Control over Financial Reporting
We have audited Triangle Capital Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Triangle Capital Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 28, 2018

Triangle Capital Corporation
Consolidated Balance Sheets

	December 31,
	2017	2016
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $910,150,765 and $888,974,154 at December 31, 2017 and 2016, respectively)	$831,194,397	$857,604,639
Affiliate investments (cost of $149,099,548 and $162,539,224 at December 31, 2017 and 2016, respectively)	147,101,949	161,510,773
Control investments (cost of $62,375,532 and $45,418,113 at December 31, 2017 and 2016, respectively)	37,988,000	18,791,769
Total investments at fair value	1,016,284,346	1,037,907,181
Cash and cash equivalents	191,849,697	107,087,663
Interest and fees receivable	7,806,887	10,189,788
Prepaid expenses and other current assets	1,854,861	1,659,570
Deferred financing fees	5,186,672	2,699,960
Property and equipment, net	81,149	106,494
Total assets	$1,223,063,612	$1,159,650,656
Liabilities:
Accounts payable and accrued liabilities	$9,863,209	$6,797,244
Interest payable	3,997,480	3,996,940
Taxes payable	796,111	489,691
Deferred income taxes	1,331,528	2,053,701
Borrowings under credit facility	156,070,484	127,011,475
Notes, net of deferred financing fees	163,408,301	162,755,381
SBA-guaranteed debentures payable, net of deferred financing fees	246,321,125	245,389,966
Total liabilities	581,788,238	548,494,398
Commitments and contingencies (Note 8)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 47,740,832 and 40,401,292 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	47,741	40,401
Additional paid in capital	823,614,881	686,835,054
Net investment income in excess of distributions	8,305,431	5,884,512
Net accumulated realized losses	(84,883,623)	(24,211,594)
Net unrealized depreciation	(105,809,056)	(57,392,115)
Total net assets	641,275,374	611,156,258
Total liabilities and net assets	$1,223,063,612	$1,159,650,656
Net asset value per share	$13.43	$15.13

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$83,421,527	$73,110,821	$69,880,678
Affiliate investments	13,462,551	13,262,066	16,812,432
Control investments	1,155,791	1,017,716	446,301
Total interest income	98,039,869	87,390,603	87,139,411
Dividend income:
Non-Control / Non-Affiliate investments	2,364,569	912,304	4,373,803
Affiliate investments	319,619	1,107,920	1,122,125
Control investments	—	300,333	79
Total dividend income	2,684,188	2,320,557	5,496,007
Fee and other income:
Non-Control / Non-Affiliate investments	9,134,573	6,735,108	9,084,933
Affiliate investments	1,106,151	1,250,757	3,359,995
Control investments	407,292	400,000	400,000
Total fee and other income	10,648,016	8,385,865	12,844,928
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	8,367,457	11,113,845	10,911,656
Affiliate investments	2,550,074	4,120,574	4,669,868
Total payment-in-kind interest income	10,917,531	15,234,419	15,581,524
Interest income from cash and cash equivalent investments	715,028	348,113	224,743
Total investment income	123,004,632	113,679,557	121,286,613
Operating expenses:
Interest and other financing fees	29,261,030	26,720,572	26,754,001
Compensation expenses	16,135,739	23,675,809	19,009,256
General and administrative expenses	5,370,046	4,406,303	3,894,253
Total operating expenses	50,766,815	54,802,684	49,657,510
Net investment income	72,237,817	58,876,873	71,629,103
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(3,683,168)	(2,413,750)	9,002,793
Affiliate investments	(3,979,667)	4,398,798	2,314,896
Control investments	(45,205,868)	—	(38,807,152)
Net realized gains (losses) on investments	(52,868,703)	1,985,048	(27,489,463)
Foreign currency borrowings	1,268,776	—	—
Net realized gains (losses)	(51,599,927)	1,985,048	(27,489,463)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(65,786,245)	(9,079,811)	(23,583,035)
Affiliate investments	(7,356,046)	(5,473,012)	2,839,512
Control investments	27,547,274	(11,464,464)	23,875,966
Net unrealized appreciation (depreciation) on investments	(45,595,017)	(26,017,287)	3,132,443
Foreign currency borrowings	(2,821,924)	(152,957)	2,363,214
Net unrealized appreciation (depreciation)	(48,416,941)	(26,170,244)	5,495,657
Net realized and unrealized losses on investments and foreign currency borrowings	(100,016,868)	(24,185,196)	(21,993,806)
Loss on extinguishment of debt	—	—	(1,394,017)
Provision for taxes	(871,410)	(435,245)	(384,028)
Net increase (decrease) in net assets resulting from operations	$(28,650,461)	$34,256,432	$47,857,252
Net investment income per share — basic and diluted	$1.55	$1.62	$2.16
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.62)	$0.94	$1.44
Dividends/distributions per share:
Regular quarterly dividends/distributions	$1.65	$1.89	$2.16
Supplemental dividends/distributions	—	—	0.20
Total dividends/distributions	$1.65	$1.89	$2.36
Weighted average number of shares outstanding — basic and diluted	46,497,977	36,405,024	33,234,319
See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid In Capital	Investment Income in Excess of Distributions	Accumulated Realized Gains (Losses) on Investments	Net Unrealized Appreciation (Depreciation)
	Number of Shares	Par Value					Total Net Assets
Balance, January 1, 2015	32,950,288	$32,950	$542,119,994	$12,926,514	$12,464,699	$(36,717,528)	$530,826,629
Net investment income	—	—	—	71,629,103	—	—	71,629,103
Stock-based compensation	—	—	6,989,341	—	—	—	6,989,341
Net realized gain (loss) on investments / foreign currency	—	—	—	—	(27,489,463)	27,062,153	(427,310)
Net unrealized depreciation on investments / foreign currency	—	—	—	—	—	(21,566,496)	(21,566,496)
Loss on extinguishment of debt	—	—	—	(1,394,017)	—	—	(1,394,017)
Provision for taxes	—	—	—	(384,028)	—	—	(384,028)
Return of capital and other tax related adjustments	—	—	(1,039,969)	3,585,623	(2,545,654)	—	—
Dividends/distributions declared	179,075	179	3,725,998	(70,236,054)	(8,242,911)	—	(74,752,788)
Expenses related to public offering of common stock	—	—	(54,967)	—	—	—	(54,967)
Issuance of restricted stock	360,840	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(115,077)	(115)	(2,497,597)	—	—	—	(2,497,712)
Balance, December 31, 2015	33,375,126	$33,375	$549,242,439	$16,127,141	$(25,813,329)	$(31,221,871)	$508,367,755
Net investment income	—	—	—	58,876,873	—	—	58,876,873
Stock-based compensation	—	—	10,331,464	—	—	—	10,331,464
Net realized gain (loss) on investments / foreign currency	—	—	—	—	1,985,048	600,222	2,585,270
Net unrealized depreciation on investments / foreign currency	—	—	—	—	—	(26,770,466)	(26,770,466)
Provision for taxes	—	—	—	(435,245)	—	—	(435,245)
Return of capital and other tax related adjustments	—	—	(484,037)	867,350	(383,313)	—	—
Dividends/distributions declared	160,948	160	3,075,393	(69,551,607)	—	—	(66,476,054)
Public offering of common stock	6,742,362	6,742	129,119,482	—	—	—	129,126,224
Issuance of restricted stock	364,605	365	(365)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(241,749)	(241)	(4,449,322)	—	—	—	(4,449,563)
Balance, December 31, 2016	40,401,292	$40,401	$686,835,054	$5,884,512	$(24,211,594)	$(57,392,115)	$611,156,258
Net investment income	—	—	—	72,237,817	—	—	72,237,817
Stock-based compensation	—	—	6,022,861	—	—	—	6,022,861
Net realized gain (loss) on investments / foreign currency	—	—	—	—	(51,599,927)	54,405,862	2,805,935
Net unrealized depreciation on investments / foreign currency	—	—	—	—	—	(102,822,803)	(102,822,803)
Provision for taxes	—	—	—	(871,410)	—	—	(871,410)
Return of capital and other tax related adjustments	—	—	(689,101)	9,761,203	(9,072,102)	—	—
Dividends/distributions declared	91,366	91	1,637,467	(78,706,691)	—	—	(77,069,133)
Public offering of common stock	7,000,000	7,000	131,989,144	—	—	—	131,996,144
Issuance of restricted stock	360,470	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(112,296)	(112)	(2,180,183)	—	—	—	(2,180,295)
Balance, December 31, 2017	47,740,832	$47,741	$823,614,881	$8,305,431	$(84,883,623)	$(105,809,056)	$641,275,374

See accompanying notes.

Triangle Capital Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(28,650,461)	$34,256,432	$47,857,252
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(483,743,398)	(319,466,966)	(453,928,052)
Repayments received/sales of portfolio investments	403,678,672	236,692,865	343,268,967
Loan origination and other fees received	7,294,015	5,813,991	7,099,587
Net realized (gains) losses on investments	52,868,703	(1,985,048)	27,489,463
Net realized gain on foreign currency borrowings	(1,268,776)	—	—
Net unrealized (appreciation) depreciation on investments	46,317,189	28,951,901	(4,757,093)
Net unrealized (appreciation) depreciation on foreign currency borrowings	2,821,924	152,957	(2,363,214)
Deferred income taxes	(722,173)	(2,934,616)	1,624,648
Payment-in-kind interest accrued, net of payments received	2,021,987	(5,671,705)	(2,573,814)
Amortization of deferred financing fees	2,514,459	2,226,066	2,162,562
Loss on extinguishment of debt	—	—	1,394,017
Accretion of loan origination and other fees	(6,337,441)	(4,568,399)	(6,165,489)
Accretion of loan discounts	(476,892)	(397,104)	(487,163)
Accretion of discount on SBA-guaranteed debentures payable	—	31,899	188,295
Depreciation expense	65,857	70,108	60,244
Stock-based compensation	6,022,861	10,331,464	6,989,341
Changes in operating assets and liabilities:
Interest and fees receivable	2,382,901	(5,297,642)	2,516,959
Prepaid expenses and other current assets	(195,291)	(712,502)	(508,207)
Accounts payable and accrued liabilities	3,065,965	(666,270)	318,841
Interest payable	540	282,470	349,233
Taxes payable	306,420	(245,807)	(1,770,533)
Net cash provided by (used) in operating activities	7,967,061	(23,135,906)	(31,234,156)
Cash flows from investing activities:
Purchases of property and equipment	(40,512)	(70,904)	(57,189)
Net cash used in investing activities	(40,512)	(70,904)	(57,189)
Cash flows from financing activities:
Borrowings under SBA-guaranteed debentures payable	—	32,800,000	—
Repayments of SBA-guaranteed debentures payable	—	(7,800,000)	—
Borrowings under credit facility	141,700,000	104,901,849	215,000,000
Repayments of borrowings under credit facility	(114,194,139)	(109,300,000)	(144,000,000)
Proceeds from notes	—	—	83,372,640
Redemption of notes	—	—	(69,000,000)
Financing fees paid	(3,417,092)	(1,123,401)	(2,919,436)
Net proceeds (expenses) related to public offerings of common stock	131,996,144	129,126,224	(54,967)
Common stock withheld for taxes upon vesting of restricted stock	(2,180,295)	(4,449,563)	(2,497,712)
Cash dividends/distributions paid	(77,069,133)	(66,476,054)	(74,752,788)
Net cash provided by financing activities	76,835,485	77,679,055	5,147,737
Net increase (decrease) in cash and cash equivalents	84,762,034	54,472,245	(26,143,608)
Cash and cash equivalents, beginning of year	107,087,663	52,615,418	78,759,026
Cash and cash equivalents, end of year	$191,849,697	$107,087,663	$52,615,418
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,587,590	$23,366,963	$23,021,114
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$1,637,558	$3,075,553	$3,726,177
See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	$13,630,067	$13,630,067
		Class A Units (1,500,000 units)		901,026	3,610,000
			13,819,514	14,531,093	17,240,067

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	601,000
				2,000,000	601,000

AKKR-MVSC Member, LLC (F/K/A Motor Vehicle Software Corporation) (0%)*	Provider of EVR Services	Class A Units (1,000,000 units)		1,092,964	1,413,000
				1,092,964	1,413,000

AM General, LLC (4%)*	Defense Manufacturing	Senior Note (LIBOR + 7.25%, 8.6% Cash, Due 12/21)(8)	9,000,000	8,875,311	8,886,000
		Second Lien Term Note (LIBOR +11.75%, 13.1% Cash, Due 06/22)(8)	20,000,000	19,480,694	19,593,000
			29,000,000	28,356,005	28,479,000

Avantor, Inc. (0%)*	Life Sciences and Advanced Technologies	Subordinated Note (9.0% Cash, Due 10/25)	500,000	500,000	500,000
			500,000	500,000	500,000

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	2,824,000
				1,300,000	2,824,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Second Lien Term Notes (LIBOR + 11.0%, 12.3% Cash, Due 03/21)(8)	13,500,000	13,367,659	11,130,000
		Delayed Draw Term Note (LIBOR + 11.0%, 12.3% Cash, Due 03/21)(8)	2,000,000	1,982,177	1,982,177
		Limited Partnership Interest		1,498,500	105,000
			15,500,000	16,848,336	13,217,177

Cafe Enterprises, Inc. (0%)*	Restaurant	Second Lien Term Note (Prime + 5.75%, 10.3% Cash, Due 03/19)(6)(8)	2,019,425	1,956,096	—
		Subordinated Note (7% Cash, 7% PIK, Due 09/19)(6)	15,190,538	13,745,570	—
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			17,209,963	16,701,666	—

Captek Softgel International, Inc. (5%)*	Nutraceuticals Manufacturer	Subordinated Note (10% Cash, 1.5% PIK, Due 01/23)	30,813,099	30,534,147	30,534,147
		Common Stock (38,023 shares)		3,957,697	4,137,000
			30,813,099	34,491,844	34,671,147

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	1,873,000
				119,735	1,873,000

Centerfield Media Holding Company (0%)*	Digital Marketing	Common Shares (500 shares)		500,000	1,129,000
				500,000	1,129,000

CIBT Global, Inc. (2%)*	Provider of Mobility Services	Second Lien Term Note (LIBOR + 7.75%, 9.1% Cash, Due 06/25)(8)	10,000,000	9,904,429	9,815,000
			10,000,000	9,904,429	9,815,000

CIS Acquisition, LLC (0%)*	Secure Communications and Computing Solutions Provider	Units (1.09 units)		277,538	277,538
				277,538	277,538

Community Intervention Services, Inc. (0%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (6)	20,969,036	17,732,558	—
			20,969,036	17,732,558	—

Constellis Holdings, LLC (1%)*	Provider of Security and Risk Management Services	Second Lien Term Note (LIBOR + 9.0%, 10.3% Cash, Due 04/25)(8)	5,000,000	4,929,791	4,894,000
			5,000,000	4,929,791	4,894,000

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	1,988,000
				345,542	1,988,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		$1,500,000	$1,546,000
				1,500,000	1,546,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	813,000
				1,000,000	813,000

Del Real, LLC (3%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,759,702	13,759,702
		Class A Units (3,000,000 units)		3,000,000	3,368,000
			14,000,000	16,759,702	17,127,702

Deva Holdings, Inc. (5%)*	Hair Products	Senior Note (LIBOR + 6.75%, 8.1% Cash, Due 10/23)(8)	32,500,000	31,823,379	31,823,379
			32,500,000	31,823,379	31,823,379

Dimora Brands, Inc. (3%)*	Hardware Designer and Distributor	Second Lien Term Note (LIBOR + 8.5%, 9.9% Cash, Due 08/25)(8)	20,000,000	19,608,400	19,615,000
			20,000,000	19,608,400	19,615,000

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (LIBOR + 8.0%, 10% Cash, Due 12/20)(8)	21,706,250	21,539,521	21,539,521
		Senior Note (10% Cash, 2% PIK, Due 12/20)	17,275,680	17,123,271	17,123,271
			38,981,930	38,662,792	38,662,792

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (10.5% Cash, 1.5% PIK, Due 08/20)	4,663,527	4,646,697	4,646,697
		Series A Units (600,000 units)		600,000	504,000
			4,663,527	5,246,697	5,150,697

Eckler's Holdings, Inc. (0%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (17.5% Cash, Due 06/19)(6)	14,385,439	13,242,814	—
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (702 shares)		435,127	—
			14,385,439	15,457,629	—

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/18)	14,238,457	14,238,457	14,238,457
			14,238,457	14,238,457	14,238,457

GST AutoLeather, Inc. (0%)*	Supplier of Automotive Interior Leather	Subordinated Note (0% Cash, Due 01/21)(6)	24,166,324	23,073,507	200,000
			24,166,324	23,073,507	200,000

Halo Branded Solutions, Inc. (3%)*	Promotional Product Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	13,766,530	13,543,628	13,543,628
		Class A1 Units (2,600 units)		2,600,000	5,857,000
			13,766,530	16,143,628	19,400,628

HemaSource, Inc. (2%)*	Medical Products Distributor	Subordinated Note (9.5% Cash, 1.5% PIK, Due 01/24)	10,069,284	9,880,715	9,880,715
		Class A Units (1,000,000 units)		1,000,000	1,023,000
			10,069,284	10,880,715	10,903,715

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		894,476	1,671,000
				894,476	1,671,000

HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	26,935,658	26,722,850	25,759,000
			26,935,658	26,722,850	25,759,000

ICP Industrial, Inc. (3%)*	Coatings Formulator and Manufacturer	Second Lien Term Notes (LIBOR + 8.25%, 9.6% Cash, Due 05/24)(8)	20,000,000	19,392,800	19,392,800
		Class A Units (1,289 units)		1,751,483	1,650,000
			20,000,000	21,144,283	21,042,800

IDERA, Inc. (2%)*	Software Provider	Second Lien Term Note (LIBOR + 9.0%, 10.4% Cash, Due 06/25)(8)	10,000,000	9,856,308	9,866,000
			10,000,000	9,856,308	9,866,000

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,101,000
				853,500	1,101,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Integrated Efficiency Solutions, Inc. (3%)*	Energy Services Contracting Firm	Senior Secured Term Note (LIBOR + 9.25%, 10.6% Cash, Due 06/22)(8)	$18,268,750	$17,970,511	$17,970,511
		Series B Preferred Units (238,095 units)		300,000	243,000
			18,268,750	18,270,511	18,213,511

Keystone Peer Review Organization, Inc. (0%)*	Healthcare - Managed Care	Second Lien Term Note (LIBOR + 9.25%, 10.6% Cash, Due 05/25)(8)	3,000,000	2,943,794	2,922,000
			3,000,000	2,943,794	2,922,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,945,580	27,491,811	27,491,811
			27,945,580	27,491,811	27,491,811

K-Square Restaurant Partners, LP (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	1,588,000
				638,260	1,588,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (LIBOR + 7.0%, 8.5% Cash, Due 12/21)(8)	18,426,505	18,260,612	17,916,000
		Common Stock (2,000 shares)		2,000,000	853,000
			18,426,505	20,260,612	18,769,000

Media Storm, LLC (0%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)(6)	6,876,818	6,541,519	1,617,000
		Membership Units (1,216,204 units)		1,176,957	—
			6,876,818	7,718,476	1,617,000

MIC Holding LLC (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,449,000
		Common Units (30,000 units)		30,000	4,918,000
				1,500,000	8,367,000

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Senior Note (LIBOR + 5.5%, 6.8% Cash, Due 08/23)(8)	14,962,500	14,788,973	14,788,973
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,571,000
			14,962,500	16,808,666	16,359,973

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		907,332	1,175,000
				907,332	1,175,000

Navicure, Inc. (1%)*	Healthcare Revenue Cycle Management Software	Second Lien Term Note (LIBOR + 7.5%, 8.9% Cash, Due 11/25)(8)	6,000,000	5,941,328	5,941,328
			6,000,000	5,941,328	5,941,328

Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	21,356,210	21,109,445	21,109,445
		Limited Partnership Interest		2,161,185	1,438,000
			21,356,210	23,270,630	22,547,445

OEConnection, LLC (0%)*	Automotive Parts Supply Chain Software	Second Lien Term Note (LIBOR + 8.0%, 9.3% Cash, Due 11/25)(8)	3,000,000	2,970,000	2,970,000
			3,000,000	2,970,000	2,970,000

Orchid Underwriters Agency, LLC (1%)*	Insurance Underwriter	Subordinated Note (10% Cash, 1.5% PIK, Due 03/23)	2,135,226	2,095,654	2,095,654
		Subordinated Note (13.5% PIK, Due 03/24)	812,457	797,991	797,991
		Class A Preferred Units (15,000 units)		338,158	957,000
		Class A Common Units (15,000 units)		—	1,132,000
			2,947,683	3,231,803	4,982,645

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (LIBOR + 8.5%, 9.9% Cash, Due 11/24)(8)	15,000,000	14,794,786	14,988,000
			15,000,000	14,794,786	14,988,000

Q International Courier, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.25%, 9.7% Cash, Due 09/25)(8)	14,000,000	13,725,941	13,725,941
			14,000,000	13,725,941	13,725,941

REP WWEX Acquisition Parent, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.75%, 10.2% Cash, Due 02/25)(8)	15,000,000	14,794,594	14,861,000
			15,000,000	14,794,594	14,861,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
RMP Group, Inc. (2%)*	Healthcare Revenue Cycle Management Services	Subordinated Note (10.5% Cash, 1% PIK, Due 09/22)	$10,083,813	$9,904,854	$9,904,854
		Units (1,000 units)		1,000,000	723,000
			10,083,813	10,904,854	10,627,854

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (3%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	7,632,930	7,531,194	7,531,194
		Series A Preferred Units (39 units)		3,654,253	8,504,000
			7,632,930	11,185,447	16,035,194

SCA Pharmaceuticals, LLC (2%)*	Provider of Pharmaceutical Products	Subordinated Note (LIBOR + 9.0%, 10.5% Cash, Due 12/20)(8)	10,000,000	9,832,455	9,832,455
			10,000,000	9,832,455	9,832,455

Schweiger Dermatology Group, LLC (4%)*	Provider of Dermatology Services	Senior Notes (LIBOR + 8.5%, 10.0% Cash, Due 06/22)(8)	25,500,000	25,113,677	25,113,677
		Class A-5 Units (1,976,284 units)		1,000,000	1,000,000
			25,500,000	26,113,677	26,113,677

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (LIBOR + 8.5%, 9.9% Cash, Due 12/21)(8)	24,757,920	24,339,939	24,339,939
		Revolver Loan (LIBOR + 8.5%, 9.9% Cash, Due 06/18)(8)	1,500,000	1,487,760	1,487,760
		Common Stock (27,112 shares)		742,000	378,000
			26,257,920	26,569,699	26,205,699

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,796,512	22,417,773	22,417,773
		Class A Units (3,000 units)		3,000,000	3,353,000
			22,796,512	25,417,773	25,770,773

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		2,260,450	2,412,000
				2,260,450	2,412,000

SPC Partners VI, LP (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		207,828	207,828
				207,828	207,828

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (11% Cash, 2% PIK, Due 10/20)	10,117,769	8,692,122	7,451,070
		Class C Partnership Units (2,000,000 units)		1,937,421	3,993,000
			10,117,769	10,629,543	11,444,070

St. Croix Hospice Acquisition Corp. (1%)*	Hospice Services Provider	Second Lien Term Note (LIBOR + 8.75%, 10.1% Cash, Due 03/24)(8)	9,200,000	9,065,834	9,065,834
		Series A Preferred Units (500 units)		500,000	359,000
		Class B Common Units (500 units)		—	—
			9,200,000	9,565,834	9,424,834

Tate's Bake Shop (2%)*	Producer of Baked Goods	Senior Note (LIBOR + 6.25%, 7.6% Cash, Due 08/19)(8)	9,975,000	9,951,709	9,951,709
		Limited Partnership Interest		534,280	1,845,000
			9,975,000	10,485,989	11,796,709

Tax Advisors Group, LLC (2%)*	Tax Advisory Services	Subordinated Note (10% Cash, 2% PIK, Due 12/22)	12,400,000	12,169,399	12,169,399
		Class A Units (386 units)		1,458,824	2,295,000
			12,400,000	13,628,223	14,464,399

TCFI Merlin LLC ("Merlin") and TCFI CSG LLC ("CSG") (2%)*	Specialty Staffing Service Provider	Subordinated Notes (11.6% Cash, Due 09/19)(8)	14,184,192	13,970,730	13,970,730
		Limited Partnership Units - Merlin (500,500 units)		285,485	1,595,000
		Class A Units - CSG (100,000 units)		100,000	230,000
			14,184,192	14,356,215	15,795,730

The Cook & Boardman Group, LLC (1%)*	Distributor of Doors and Related Products	Class A Units (1,400,000 units)		1,400,000	3,490,000
				1,400,000	3,490,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Trademark Global LLC (3%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	$14,800,000	$14,610,405	$14,610,405
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	894,000
			14,800,000	16,110,405	17,004,405

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,332,955	10,153,881	10,153,881
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	9,152,950	8,991,783	9,403,477
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,270,000
			19,485,905	21,145,664	21,827,358

United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	13,022,543	13,022,542	13,022,542
		Class A-1 Common Units (18,818 units)		137,324	137,325
		Class A Common Units (177,935 units)		1,999,989	1,351,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	288,000
			13,022,543	15,997,972	14,798,867

Vantage Mobility International, LLC (5%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.6% Cash, Due 09/21)(8)	30,708,796	30,216,432	30,216,432
		Class A Units (1,750,000 units)		1,750,000	719,000
			30,708,796	31,966,432	30,935,432

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (LIBOR + 7.0%, 11% Cash, Due 06/20)(8)	16,435,000	16,217,360	16,217,360
		Class A Units (2,000 units)		1,954,144	3,508,000
			16,435,000	18,171,504	19,725,360

Women's Marketing, Inc. (0%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	19,136,331	16,141,439	—
		Class A Common Units (16,300 units)		1,630,000	—
			19,136,331	17,771,439	—

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,121 points)		3,089,581	2,612,000
				3,089,581	2,612,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Notes (LIBOR + 8.5%, 10.0% Cash, Due 08/20)(8)	31,250,000	30,965,913	26,196,000
		Limited Partnership Interest		3,496,500	—
			31,250,000	34,462,413	26,196,000

Subtotal Non–Control / Non–Affiliate Investments			856,289,518	910,150,765	831,194,397

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,434,351	6,278,902	6,434,000
		Units (318,977 units)		793,331	266,000
			6,434,351	7,072,233	6,700,000

Consolidated Lumber Holdings, LLC (1%)*	Lumber Yard Operator	Class A Units (15,000 units)		1,500,000	4,500,000
				1,500,000	4,500,000

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	570,000
		Class B Interest (48,427 units)		—	—
		Class C Interest (3,746 units)		—	—
				292,000	570,000

Mac Land Holdings, Inc. (0%)*	Environmental and Facilities Services	Common Stock (139 shares)		369,000	—
				369,000	—

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (9%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,570,899	$23,308,085	$23,308,085
		Jr. Subordinated Note (10% PIK, Due 02/20)	5,194,357	5,114,592	5,114,592
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,434,156	2,412,295	2,412,295
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	10,390,000
		Common Stock (1,668,691 shares)		333,738	16,044,000
			31,199,412	38,790,358	57,268,972

Passport Food Group, LLC (3%)*	Manufacturer of Ethnic Food Products	Senior Notes (LIBOR + 9.0%, 10.3% Cash, Due 03/22)(8)	20,000,000	19,648,160	16,672,000
		Common Stock (20,000 shares)		2,000,000	357,000
			20,000,000	21,648,160	17,029,000

PCX Aerostructures, LLC (4%)*	Aerospace Components Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)(9)	31,647,359	31,244,000	22,574,000
		Subordinated Note (6% PIK, Due 10/20)(9)	759,286	759,286	548,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			32,406,645	38,509,901	23,122,000

Team Waste, LLC (2%)*	Environmental and Facilities Services	Subordinated Note (10% Cash, 2% PIK, Due 08/23)	5,028,180	4,930,962	4,930,962
		Preferred Units (500,000 units)		10,000,000	10,000,000
			5,028,180	14,930,962	14,930,962

Technology Crops, LLC (1%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, Due 02/18)	12,294,102	12,294,102	8,617,000
		Common Units (50 units)		500,000	—
			12,294,102	12,794,102	8,617,000

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,522,893	9,431,015	9,431,015
		Preferred Units (1,685,357 units)		1,556,069	1,524,000
			9,522,893	10,987,084	10,955,015

Tulcan Fund IV, L.P. (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	302,000
		Common Shares (100,000 shares)		1,000,000	419,000
				1,205,748	721,000

Wythe Will Tzetzo, LLC (0%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	2,688,000
				—	2,688,000

Subtotal Affiliate Investments			116,885,583	149,099,548	147,101,949

Control Investments:
CRS-SPV, Inc. (3%)*	Fluid Reprocessing Services	Common Stock (1,100 shares)		18,428,000	20,283,000
				18,428,000	20,283,000

Frank Entertainment Group, LLC (1%)*	Movie Theatre and Family Entertainment Operator	Senior Note (6% Cash, Due 06/19)(6)	11,330,010	10,746,494	6,541,000
		Second Lien Term Note (2.5% Cash, Due 09/19)(6)	2,923,484	2,879,479	—
		Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class B Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class A Common Units (606,552 units)		1,000,000	—
			14,253,494	20,225,973	6,541,000

FrontStream Holdings, LLC (1%)*	Payment and Donation Management Product Service Provider	Subordinated Note (LIBOR + 6.0%, 7.3% Cash, Due 12/20)(6)(8)	14,644,622	14,023,389	7,414,000
		Common Stock (1,000 shares)		500,000	—
			14,644,622	14,523,389	7,414,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 03/21)	$8,462,629	$8,447,172	$3,750,000
		Series A Convertible Preferred Stock (60,000 shares)		250,575	—
		Series B Convertible Preferred Stock (20,000 shares)		500,144	—
		Common Stock (27,890 shares)		279	—
			8,462,629	9,198,170	3,750,000

Subtotal Control Investments			37,360,745	62,375,532	37,988,000

Total Investments, December 31, 2017 (158%)*			$1,010,535,846	$1,121,625,845	$1,016,284,346

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

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 2.6% of total investments at fair value as of December 31, 2017. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

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

(9)	Effective February 9, 2018, the Company's debt investments in PCX Aerostructures, LLC were amended to provide for cash interest at all-in rate of 6% per annum.

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:
ACA Holdings LLC (0%)*	Security Company	Preferred Units (2,000,000 units)		$2,000,000	$1,242,000
				2,000,000	1,242,000

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	13,593,292	13,593,292
		Class A Units (1,500,000 units)		901,026	3,618,000
			13,819,514	14,494,318	17,211,292

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	2,000,000
				2,000,000	2,000,000

Agilex Flavors & Fragrances, Inc. (2%)*	Custom Fragrance Producer	Subordinated Note (12% Cash, Due 11/21)	13,168,124	13,048,983	13,048,983
		Common Units (1,250 units)		1,250,000	2,227,000
			13,168,124	14,298,983	15,275,983

AGM Automotive, LLC (1%)*	Auto Industry Interior Components Supplier	Units (1,500,000 units)		630,134	4,266,000
				630,134	4,266,000

Avkem International, LLC (1%)*	Flux and Foundry Manufacturer and Supplier	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	4,112,935	4,075,177	4,075,177
			4,112,935	4,075,177	4,075,177

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	1,767,000
				1,300,000	1,767,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Subordinated Notes (LIBOR + 11.0%, 12% Cash, Due 03/21)(8)	13,500,000	13,334,260	12,320,000
		Limited Partnership Interest		1,498,500	721,000
			13,500,000	14,832,760	13,041,000

Cafe Enterprises, Inc. (2%)*	Restaurant	Subordinated Note (7% Cash, 7% PIK, Due 09/19)	13,882,800	13,743,461	10,331,000
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			13,882,800	14,743,461	10,331,000

Capital Contractors, Inc. (0%)*	Janitorial and Facilities Maintenance Services	Subordinated Notes (5% Cash, Due 06/20)	9,843,542	9,711,658	—
		Series A Redeemable Preferred Stock (200 shares)		2,000,000	—
		Common Stock Warrants (20 shares)		492,000	—
			9,843,542	12,203,658	—

Captek Softgel International, Inc. (3%)*	Nutraceutical Manufacturer	Subordinated Note (10% Cash, 2.5% PIK, Due 06/21)	15,407,336	15,150,497	15,150,497
		Common Stock (15,000 shares)		1,500,000	1,500,000
			15,407,336	16,650,497	16,650,497

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	264,000
				119,735	264,000

Centerfield Media Holding Company (4%)*	Digital Marketing	Subordinated Note (10% Cash, 3.5% PIK, Due 03/21)	18,857,978	18,567,590	19,235,000
		Common Shares (1,000 shares)		1,000,000	2,220,000
			18,857,978	19,567,590	21,455,000

Community Intervention Services, Inc. (2%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (5)	18,736,265	17,717,756	14,134,000
			18,736,265	17,717,756	14,134,000

Comverge, Inc. (3%)*	Provider of Intelligent Energy Management Solutions	Senior Note (12% Cash, Due 05/18)	15,505,583	15,406,749	15,406,749
		Preferred Stock (703 shares)		554,458	835,000
		Common Stock (1,000,000 shares)		100,000	353,000
			15,505,583	16,061,207	16,594,749

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	345,542
				345,542	345,542

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		$1,500,000	$2,076,000
				1,500,000	2,076,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	940,000
				1,000,000	940,000

Del Real, LLC (2%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,727,515	13,727,515
		Class A Units (3,000,000 units)		3,000,000	3,000,000
			14,000,000	16,727,515	16,727,515

DialogDirect, Inc. (2%)*	Business Process Outsourcing Provider	Subordinated Notes (12% Cash, 1.5% PIK, Due 04/20)	16,126,541	16,020,226	11,994,000
			16,126,541	16,020,226	11,994,000

Dimora Brands, Inc. (2%)*	Hardware Designer and Distributor	Subordinated Note (LIBOR + 10.0%, 11% Cash, Due 10/23)(8)	12,500,000	12,267,514	12,267,514
			12,500,000	12,267,514	12,267,514

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (LIBOR + 8.0%, 10% Cash, Due 12/20)(8)	21,312,500	21,047,577	21,047,577
		Senior Note (10% Cash, 2% PIK, Due 12/20)	16,929,763	16,735,793	16,735,793
			38,242,263	37,783,370	37,783,370

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (12% Cash, 2% PIK, Due 11/19)	7,531,330	7,474,744	7,474,744
		Series A Units (600,000 units)		600,000	739,000
			7,531,330	8,074,744	8,213,744

Eckler's Holdings, Inc. (1%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (11% Cash, 4.5% PIK, Due 07/18)	9,941,563	9,882,596	8,396,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (185 shares)		185,127	—
			9,941,563	11,847,411	8,396,000

Fresh-G Restaurant Holding, LLC (0%)*	Restaurant	Class A Units (5,000 units)		500,000	—
				500,000	—

Flowchem Holdings LLC (0%)*	Services to Crude Oil Pipeline Operators	Common Units (1,000,000 units)		782,356	2,552,000
				782,356	2,552,000

Fridababy Holdings, LLC (4%)*	Baby Products	Senior Notes (LIBOR + 9.0%, 10% Cash, Due 10/21)(8)	23,000,000	22,558,007	22,558,007
		Class B Units (4,500 units)		273,401	273,401
			23,000,000	22,831,408	22,831,408

FrontStream Holdings, LLC (2%)*	Payment and Donation Management Product Service Provider	Subordinated Note (12.5% Cash, Due 12/20)	13,375,000	13,254,632	12,643,000
		Series C-2 Preferred Shares (500 shares)		500,000	435,000
			13,375,000	13,754,632	13,078,000

Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (11% Cash, 2% PIK, Due 07/18)	8,462,629	8,418,332	6,771,000
		Series A Convertible Preferred Stock (2,500 shares)		250,000	—
		Series B Convertible Preferred Stock (5,556 shares)		500,000	—
			8,462,629	9,168,332	6,771,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 12/17)	13,675,353	13,675,353	13,675,353
			13,675,353	13,675,353	13,675,353

GST AutoLeather, Inc. (4%)*	Supplier of Automotive Interior Leather	Subordinated Note (11% Cash, 2% PIK, Due 01/21)	23,131,473	22,812,032	22,812,032
			23,131,473	22,812,032	22,812,032

Halo Branded Solutions, Inc. (2%)*	Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	10,410,398	10,190,992	10,190,992
		Class A1 Units (2,600 units)		2,600,000	3,308,000
			10,410,398	12,790,992	13,498,992

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		835,283	1,231,000
				835,283	1,231,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)

HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	$26,131,706	$25,854,767	$25,854,767
			26,131,706	25,854,767	25,854,767

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Second Lien Term Note (LIBOR + 8.5%, 9.5% Cash, Due 04/22)(8)	7,500,000	7,435,556	7,435,556
		Subordinated Notes (10% Cash, 1% PIK, Due 10/22)	8,088,123	7,946,278	7,946,278
		Subordinated Notes (14% PIK, Due 10/22)	5,743,159	5,688,352	5,688,352
		Class A Units (1,289 units)		1,751,483	1,929,000
			21,331,282	22,821,669	22,999,186

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,527,000
				853,500	1,527,000

IPS Structural Adhesives Holdings, Inc. (2%)*	Specialty Adhesives and Plumbing Products Manufacturer	Second Lien Term Note (LIBOR + 9.5%, 10.5% Cash, Due 12/24)(8)	15,000,000	14,700,000	14,700,000
			15,000,000	14,700,000	14,700,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,668,623	27,135,218	27,135,218
			27,668,623	27,135,218	27,135,218

K-Square Restaurant Partners, LP (1%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	3,830,000
				638,260	3,830,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (LIBOR + 6.75%, 7.8% Cash, Due 12/21)(8)	18,612,633	18,412,633	18,412,633
		Common Stock (2,000 shares)		2,000,000	2,000,000
			18,612,633	20,412,633	20,412,633

Media Storm, LLC (1%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)	6,545,455	6,533,934	5,055,000
		Membership Units (1,216,204 units)		1,176,957	260,000
			6,545,455	7,710,891	5,315,000

MIC Holding LLC (2%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,012,000
		Common Units (30,000 units)		30,000	8,837,000
				1,500,000	11,849,000

Micross Solutions LLC (4%)*	Provider of Semiconductor Products and Services	Subordinated Note (12% Cash, 3% PIK, Due 06/18)	24,435,074	24,342,230	24,342,230
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,875,000
			24,435,074	26,361,923	26,217,230

Motor Vehicle Software Corporation (3%)*	Provider of EVR Services	Subordinated Note (10% Cash, 0.5% PIK, Due 03/21)	20,245,100	19,917,945	19,917,945
		Class A Units (1,000,000 units)		1,076,210	1,372,000
			20,245,100	20,994,155	21,289,945

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		1,093,312	1,520,000
				1,093,312	1,520,000

Nomacorc, LLC (3%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	20,875,890	20,572,926	16,597,000
		Limited Partnership Interest		2,150,637	—
			20,875,890	22,723,563	16,597,000

Orchid Underwriters Agency, LLC (4%)*	Insurance Underwriter	Term B Note (10% Cash, Due 11/19)	21,409,670	21,125,036	21,125,036
		Class A Preferred Units (15,000 units)		1,500,000	1,972,000
		Class A Common Units (15,000 units)		—	1,624,000
			21,409,670	22,625,036	24,721,036

PowerDirect Marketing, LLC (0%)*	Marketing Services	Senior Note (13% Cash, 2% PIK, Due 06/17)(6)	8,573,531	5,077,482	850,000
		Common Unit Purchase Warrants		590,200	—
			8,573,531	5,667,682	850,000

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (LIBOR + 8.5%, 9.5% Cash, Due 11/24)(8)	15,000,000	14,775,000	14,775,000
			15,000,000	14,775,000	14,775,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		$111,000	$111,000
				111,000	111,000

Rotolo Consultants, Inc. (1%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	$6,904,210	6,792,686	6,792,686
		Series A Preferred Units (39 units)		3,654,253	1,671,000
			6,904,210	10,446,939	8,463,686

SCA Pharmaceuticals, LLC (0%)*	Provider of Pharmaceutical Products	Subordinated Note (LIBOR + 9.0%, 10% Cash, Due 12/20)(8)	3,000,000	2,700,000	2,700,000
			3,000,000	2,700,000	2,700,000

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (LIBOR + 8.5%, 9.5% Cash, Due 12/21)(8)	25,008,000	24,507,840	24,507,840
		Common Stock (27,112 shares)		742,000	742,000
			25,008,000	25,249,840	25,249,840

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,341,283	21,910,129	21,910,129
		Class A Units (3,000 units)		3,000,000	3,000,000
			22,341,283	24,910,129	24,910,129

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		1,922,865	2,019,000
				1,922,865	2,019,000

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (12% Cash, 2% PIK, Due 03/20)	16,110,042	15,966,524	12,524,143
		Class C Partnership Units (2,000,000 units)		1,937,421	2,813,000
			16,110,042	17,903,945	15,337,143

Tate's Bake Shop (2%)*	Producer of Baked Goods	Subordinated Note (10% Cash, 3% PIK, Due 02/20)	10,737,451	10,606,430	10,606,430
		Limited Partnership Interest		925,000	1,310,000
			10,737,451	11,531,430	11,916,430

TCFI Merlin LLC (2%)*	Specialty Staffing Service Provider	Senior Notes (10% Cash, 1% PIK, Due 09/19)	13,396,027	13,212,935	13,212,935
		Limited Partnership Units (500,500 units)		500,000	578,000
			13,396,027	13,712,935	13,790,935

The Cook & Boardman Group, LLC (3%)*	Distributor of Doors and Related Products	Subordinated Note (10% Cash, 2.5% PIK, Due 03/20)	14,840,320	14,656,890	14,656,890
		Class A Units (1,400,000 units)		1,400,000	2,663,000
			14,840,320	16,056,890	17,319,890

Trademark Global LLC (3%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,584,165	14,584,165
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	—
			14,800,000	16,084,165	16,084,165

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,126,055	9,919,675	9,919,675
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	8,970,540	8,784,798	8,562,599
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,077,000
			19,096,595	20,704,473	20,559,274

United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	12,758,807	12,686,184	12,686,184
		Class A-1 Common Units (18,818 units)		137,324	137,000
		Class A Common Units (177,935 units)		1,999,989	1,767,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	361,000
			12,758,807	15,661,614	14,951,184

Vantage Mobility International, LLC (5%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.2% Cash, Due 09/21)(8)	29,350,000	28,785,893	28,785,893
		Class A Units (1,750,000 units)		1,750,000	1,750,000
			29,350,000	30,535,893	30,535,893

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Water Pik, Inc. (5%)*	Oral Health and Shower Head Supplier	Second Lien Term Loan (LIBOR + 8.75%, 9.8% Cash, Due 01/21)(8)	$31,150,970	$30,769,847	$30,769,847
			31,150,970	30,769,847	30,769,847

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (LIBOR + 7.0%, 11% Cash, Due 06/20)(8)	13,822,500	13,605,040	13,605,040
		Class A Units (2,000 units)		1,954,144	1,954,000
			13,822,500	15,559,184	15,559,040

Women's Marketing, Inc. (2%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	16,868,045	16,141,439	11,093,000
		Class A Common Units (16,300 units)		1,630,000	—
			16,868,045	17,771,439	11,093,000

WSO Holdings, LP (1%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,000 points)		3,000,000	3,576,000
				3,000,000	3,576,000

YummyEarth Inc. (3%)*	Organic Candy Manufacturer	Senior Notes (LIBOR + 8.5%, 9.5% Cash, Due 08/20)(8)	22,000,000	21,565,471	19,564,000
		Limited Partnership Interest		3,496,500	—
			22,000,000	25,061,971	19,564,000

Subtotal Non–Control / Non–Affiliate Investments			825,243,841	888,974,154	857,604,639

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,433,333	6,249,220	6,249,220
		Units (318,977 units)		793,331	754,000
			6,433,333	7,042,551	7,003,220

CIS Secure Computing Inc. (2%)*	Secure Communications and Computing Solutions Provider	Subordinated Note (12% Cash, 3% PIK, Due 03/18)	11,670,708	11,670,708	11,670,708
		Common Stock (84 shares)		502,320	2,155,000
			11,670,708	12,173,028	13,825,708

Consolidated Lumber Company LLC (1%)*	Lumber Yard Operator	Subordinated Note (10% Cash, 2% PIK, Due 09/20)	4,193,848	4,121,389	4,278,000
		Class A Units (15,000 units)		1,500,000	2,481,000
			4,193,848	5,621,389	6,759,000

DPII Holdings, LLC (0%)*	Satellite Communication Business	Tranche I & II Subordinated Notes (12% Cash, 4% PIK, Due 01/18)(6)	3,744,709	3,227,001	2,356,001
		Tranche III Subordinated Note (19% PIK, Due 01/18)(6)	2,408,752	2,148,462	—
		Class A Membership Interest (17,308 units)		1,107,692	—
			6,153,461	6,483,155	2,356,001

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	645,000
		Class B Interest (48,427 units)		—	101,000
		Class C Interest (3,746 units)		—	—
				292,000	746,000

Frank Entertainment Group, LLC (3%)*	Movie Theatre and Family Entertainment Operator	Senior Note (LIBOR + 7%, 10% Cash, 5.8% PIK, Due 06/18)(8)	9,997,644	9,940,684	9,940,684
		Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)		3,934,666	4,566,904
		Class B Redeemable Preferred Units (18,667 units)		433,334	1,660,810
		Class C Redeemable Preferred Units (25,846 units)		600,000	600,000
		Class A Common Units (43,077 units)		1,000,000	—
		Class A Common Warrants		632,000	—
			9,997,644	16,540,684	16,768,398

MS Bakery Holdings, Inc. (1%)*	Baked Goods Provider	Preferred Units (233 units)		211,867	397,000
		Common B Units (3,000 units)		23,140	2,110,000
		Common A Units (1,652 units)		14,993	1,162,000
				250,000	3,669,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (8%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,105,315	$22,751,190	$22,751,190
		Jr. Subordinated Note (10% PIK, Due 02/20)	4,705,830	4,595,921	4,595,921
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,002,586	1,972,727	1,972,727
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	9,412,000
		Common Stock (1,668,691 shares)		333,738	9,779,000
			29,813,731	37,275,224	48,510,838

PCX Aerostructures, LLC (4%)*	Aerospace Component Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)	29,647,359	29,148,152	21,960,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			29,647,359	35,654,767	21,960,000

Team Waste, LLC (1%)*	Environmental and Facilities Services	Preferred Units (455,000 units)		9,100,000	9,100,000
				9,100,000	9,100,000

Technology Crops, LLC (2%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, 5% PIK, Due 09/17)	11,837,622	11,837,622	11,837,622
		Common Units (50 units)		500,000	—
			11,837,622	12,337,622	11,837,622

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,674,276	9,521,986	9,521,986
		Preferred Units (1,685,357 units)		1,556,069	1,270,000
			9,674,276	11,078,055	10,791,986

Tulcan Fund IV, L.P. (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	257,000
		Common Shares (100,000 shares)		1,000,000	301,000
				1,205,748	558,000

Waste Recyclers Holdings, LLC (0%)*	Environmental and Facilities Services	Class A Preferred Units (280 units)		2,251,100	—
		Class B Preferred Units (11,484,867 units)		3,304,218	817,000
		Common Unit Purchase Warrant (1,170,083 units)		748,900	—
		Common Units (153,219 units)		180,783	—
				6,485,001	817,000

Wythe Will Tzetzo, LLC (1%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	6,808,000
				—	6,808,000

Subtotal Affiliate Investments			119,421,982	162,539,224	161,510,773

Control Investments:
CRS Reprocessing, LLC (1%)*	Fluid Reprocessing Services	Senior Notes (LIBOR + 3.5%, 4.3% Cash, Due 06/17)(8)	2,942,769	2,942,769	2,942,769
		Split Collateral Term Loans (8% Cash, Due 06/17)	11,192,464	11,192,464	6,182,000
		Series F Preferred Units (705,321 units)		9,134,807	—
		Common Units (15,174 units)		—	—
			14,135,233	23,270,040	9,124,769

DCWV Acquisition Corporation (0%)*	Arts & Crafts and Home Decor Products Designer and Supplier	Senior Subordinated Note (15% PIK, Due 12/19)(6)	291,875	250,000	250,000
		Subordinated Note (12% Cash, 3% PIK, Due 12/19)(6)	8,090,699	6,178,633	1,389,000
		Jr. Subordinated Note (15% PIK, Due 12/19)(6)	2,440,829	2,000,000	—
		Series A Preferred Equity (1,200 shares)		1,200,000	—
		100% Common Shares		—	—
			10,823,403	9,628,633	1,639,000

TRIANGLE CAPITAL CORPORATION Consolidated Schedule of Investments — (Continued) December 31, 2016

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Gerli & Company (0%)*	Specialty Woven Fabrics Manufacturer	Subordinated Note (13% Cash, Due 01/17)(6)	$648,527	$375,000	$—
		Subordinated Note (8.5% Cash, Due 01/17)(6)	4,900,843	3,000,000	—
		Class A Preferred Shares (1,211 shares)		855,000	—
		Class C Preferred Shares (744 shares)		—	—
		Class E Preferred Shares (400 shares)		161,440	—
		Common Stock (300 shares)		100,000	—
			5,549,370	4,491,440	—

SRC Worldwide, Inc. (1%)*	Specialty Chemical Manufacturer	Common Stock (5,000 shares)		8,028,000	8,028,000
				8,028,000	8,028,000

Subtotal Control Investments			30,508,006	45,418,113	18,791,769

Total Investments, December 31, 2016 (170%)*			$975,173,829	$1,096,931,491	$1,037,907,181
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

See accompanying notes.

Triangle Capital Corporation
Notes to Consolidated Financial Statements

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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification ("ASC") Topic 606) ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. The Company completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment, determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact on its consolidated financial statement disclosures upon adoption.
Reclassifications
Certain reclassifications have been made in the financial highlights for the years ended December 31, 2014 and December 31, 2013 in order to conform to current presentation. The Company had historically presented the ratio of total expenses to average net assets exclusive of loss on extinguishment of debt. Beginning in 2015, this ratio is presented including loss on extinguishment of debt.
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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2015	16	28%
June 30, 2015	15	26%
September 30, 2015	22	34%
December 31, 2015	17	28%
March 31, 2016	18	27%
June 30, 2016	19	30%
September 30, 2016	19	33%
December 31, 2016	20	33%
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%
December 31, 2017	21	35%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

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
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA"), or revenues. Such inputs can be based on historical operating results, projections of future operating results, or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, the Company utilizes the most recent portfolio company financial statements and forecasts available as of the valuation date. The Company also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues.
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
The Company considers the factors above, particularly any significant changes in the portfolio company’s results of operations and leverage, and develops an expectation of the yield that a hypothetical market participant would require when purchasing the debt investment ("the Required Rate of Return"). The Required Rate of Return, along with the Leverage Ratio and Adjusted EBITDA, are the significant Level 3 inputs to the Income Approach model. For investments where the Leverage Ratio and Adjusted EBITDA have not fluctuated significantly from the date the investment was made or have not fluctuated significantly from the Company’s expectations as of the date the investment was made, and where there have been no significant fluctuations in the market pricing for such investments, the Company may conclude that the Required Rate of Return is equal to the stated rate on the investment and therefore, the debt security is appropriately priced. In instances where the Company determines that the Required Rate of Return is different from the stated rate on the investment, the Company discounts the

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

contractual cash flows on the debt instrument using the Required Rate of Return in order to estimate the fair value of the debt security.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s significant debt and equity securities at December 31, 2017 and 2016 are summarized as follows:

December 31, 2017:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$570,133,358	Income Approach	Required Rate of Return	8.9% – 15.1%	11.7%
			Leverage Ratio	0.0x – 7.1x	4.6x
			Adjusted EBITDA	$1.0 million – $1.0 billion	$44.1 million
Subordinated debt and 2nd lien notes	12,981,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.5x – 7.6x	6.6x
			Adjusted EBITDA	$1.7 million – $6.6 million	$4.3 million
			Revenue Multiple	0.8x – 0.8x	0.8x
			Revenues	$76.6 million – $76.6 million	$76.6 million
Senior debt and 1st lien notes	249,780,755	Income Approach	Required Rate of Return	6.8% – 25.0%	10.8%
			Leverage Ratio	0.6x – 8.5x	4.4x
			Adjusted EBITDA	$2.9 million – $142.4 million	$16.2 million
Equity shares and warrants	163,666,691	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 14.9x	7.8x
			Adjusted EBITDA	$1.0 million – $60.0 million	$15.6 million
			Revenue Multiple	0.8x – 3.0x	1.3x
			Revenues	$17.0 million – 76.6 million	$53.7 million

(1)
One subordinated debt investment with a fair value of $6,434,000, one senior debt investment with a fair value of $13,022,542 and one equity security with a fair value of $266,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company, has greater than 50.0% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns at least 5.0% but no more than 25.0% of the voting securities of such company.
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
Investment Income
Interest income, adjusted for amortization of premium and accretion of original issue discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes, until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date. The Company had dividend income of approximately $2.3 million during the year ended December 31, 2016, consisting of dividend income of approximately $3.6 million and a negative true-up adjustment of $1.3 million related to a portfolio company distribution that was received in 2015. In 2015, the Company received information that indicated that the tax character of the distribution was 100% dividend income, but received updated information in 2016 indicating that only 14% of the distribution was dividend income and the remainder was a return of capital, which necessitated the adjustment.
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company's taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its tax treatment as a regulated investment company ("RIC") for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
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
Fee income for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31
	2017	2016	2015
Recurring Fee Income:
Amortization of loan origination fees	$2,445,485	$2,161,711	$2,061,004
Management, valuation and other fees	940,361	1,024,213	895,677
Total Recurring Fee Income	3,385,846	3,185,924	2,956,681
Non-Recurring Fee Income:
Prepayment fees	2,688,814	1,903,251	4,344,705
Acceleration of unamortized loan origination fees	4,202,078	2,406,688	4,104,485
Advisory and structuring fees	230,000	200,000	578,162
Loan amendment fees	132,278	277,396	469,357
Other fees	9,000	412,606	391,538
Total Non-Recurring Fee Income	7,262,170	5,199,941	9,888,247
Total Fee Income	$10,648,016	$8,385,865	$12,844,928
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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

The Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross income for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations.
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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both December 31, 2017 and 2016, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2017 and December 31, 2016, the Company’s largest single portfolio company investment represented approximately 5.6% and 4.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company’s investments carry a number of risks including, but not limited to: (i) investing in lower middle market companies which have limited operating histories and financial resources, (ii) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors and (iii) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.
As of December 31, 2017, $823.9 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility (the “Credit Facility”) and $399.2 million were subject to superior claim over the Company's stockholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.
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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

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
Investments Denominated in Foreign Currency
As of both December 31, 2017 and 2016, the Company held investments in two portfolio companies that were denominated in Canadian dollars.
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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2017:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 25, 2015	March 11, 2015	March 25, 2015	$0.54	$17,163,000	$760,000	$17,923,000
February 25, 2015	March 11, 2015	March 25, 2015	0.05	1,589,000	70,000	1,659,000
May 27, 2015	June 10, 2015	June 24, 2015	0.54	17,156,000	792,000	17,948,000
May 27, 2015	June 10, 2015	June 24, 2015	0.05	1,588,000	73,000	1,661,000
August 26, 2015	September 9, 2015	September 23, 2015	0.54	17,067,000	898,000	17,965,000
August 26, 2015	September 9, 2015	September 23, 2015	0.05	1,580,000	83,000	1,663,000
November 25, 2015	December 9, 2015	December 23, 2015	0.54	17,033,000	961,000	17,994,000
November 25, 2015	December 9, 2015	December 23, 2015	0.05	1,577,000	89,000	1,666,000
Total 2015 dividends and distributions			$2.36	$74,753,000	$3,726,000	$78,479,000
February 24, 2016	March 9, 2016	March 23, 2016	$0.54	$17,264,000	$844,000	$18,108,000
May 4, 2016	June 8, 2016	June 22, 2016	0.45	14,369,000	746,000	15,115,000
August 24, 2016	September 7, 2016	September 21, 2016	0.45	17,430,000	736,000	18,166,000
November 23, 2016	December 7, 2016	December 21, 2016	0.45	17,413,000	750,000	18,163,000
Total 2016 dividends and distributions			$1.89	$66,476,000	$3,076,000	$69,552,000
February 22, 2017	March 8, 2017	March 22, 2017	$0.45	$20,688,000	$750,000	$21,438,000
May 3, 2017	June 7, 2017	June 21, 2017	0.45	20,575,000	888,000	21,463,000
August 2, 2017	September 6, 2017	September 20, 2017	0.45	21,484,000	—	21,484,000
November 1, 2017	December 6, 2017	December 20, 2017	0.30	14,322,000	—	14,322,000
Total 2017 dividends and distributions			$1.65	$77,069,000	$1,638,000	$78,707,000
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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

2. Investments
Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2017:
Subordinated debt and 2nd lien notes	$710,543,854	63%	$589,548,358	58%
Senior debt and 1st lien notes	275,088,787	25	262,803,297	26
Equity shares	134,301,587	12	162,543,691	16
Equity warrants	1,691,617	—	1,389,000	—
	$1,121,625,845	100%	$1,016,284,346	100%
December 31, 2016:
Subordinated debt and 2nd lien notes	$753,635,857	69%	$690,159,367	67%
Senior debt and 1st lien notes	198,616,110	18	191,643,157	18
Equity shares	140,524,807	13	154,216,657	15
Equity warrants	4,154,717	—	1,888,000	—
	$1,096,931,491	100%	$1,037,907,181	100%
During the year ended December 31, 2017, the Company made twenty-nine new investments, including recapitalizations of existing portfolio companies, totaling approximately $408.9 million, additional debt investments in eighteen existing portfolio companies of approximately $70.4 million and additional equity investments in eleven existing portfolio companies totaling approximately $4.4 million. During the year ended December 31, 2016, the Company made sixteen new investments, including recapitalizations of existing portfolio companies, totaling approximately $274.1 million, additional debt investments in eleven existing portfolio companies of approximately $37.8 million and additional equity investments in ten existing portfolio companies totaling approximately $7.5 million. During the year ended December 31, 2015, the Company made twenty-three new investments, including recapitalizations of existing portfolio companies, totaling approximately $361.2 million, additional debt investments in ten existing portfolio companies of approximately $84.2 million and additional equity investments in eleven existing portfolio companies totaling approximately $8.6 million.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of December 31, 2017 and 2016, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$589,548,358	$589,548,358
Senior debt and 1st lien notes	—	—	262,803,297	262,803,297
Equity shares	—	—	162,543,691	162,543,691
Equity warrants	—	—	1,389,000	1,389,000
	$—	$—	$1,016,284,346	$1,016,284,346

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$690,159,367	$690,159,367
Senior debt and 1st lien notes	—	—	191,643,157	191,643,157
Equity shares	—	—	154,216,657	154,216,657
Equity warrants	—	—	1,888,000	1,888,000
	$—	$—	$1,037,907,181	$1,037,907,181
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	262,333,868	205,493,670	15,915,860	—	483,743,398
Investment reclass	33,614,656	(42,014,656)	8,400,000	—	—
Proceeds from sales of investments	—	—	(29,065,946)	(550,863)	(29,616,809)
Loan origination fees received	(4,355,181)	(2,938,834)	—	—	(7,294,015)
Principal repayments received	(302,112,732)	(71,949,131)	—	—	(374,061,863)
PIK interest earned	9,916,389	1,001,142	—	—	10,917,531
PIK interest payments received	(12,431,539)	(507,979)	—	—	(12,939,518)
Accretion of loan discounts	419,114	57,778	—	—	476,892
Accretion of deferred loan origination revenue	4,846,747	1,490,694	—	—	6,337,441
Realized loss	(35,323,325)	(14,160,007)	(1,473,134)	(1,912,237)	(52,868,703)
Unrealized appreciation (depreciation)	(57,519,006)	(5,312,537)	14,550,254	1,964,100	(46,317,189)
Fair value, end of period	$589,548,358	$262,803,297	$162,543,691	$1,389,000	$1,016,284,346

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2016:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$699,125,083	$132,929,264	$141,555,369	$3,667,000	$977,276,716
New investments	220,825,664	71,620,633	26,370,669	650,000	319,466,966
Investment reclass	4,020,247	(4,020,247)	—	—	—
Proceeds from sales of investments	—	—	(28,340,004)	(5,742,355)	(34,082,359)
Loan origination fees received	(4,613,831)	(1,200,160)	—	—	(5,813,991)
Principal repayments received	(194,883,407)	(7,727,099)	—	—	(202,610,506)
PIK interest earned	13,784,921	1,449,498	—	—	15,234,419
PIK interest payments received	(9,326,564)	(236,150)	—	—	(9,562,714)
Accretion of loan discounts	193,801	203,303	—	—	397,104
Accretion of deferred loan origination revenue	4,012,181	556,218	—	—	4,568,399
Realized gain (loss)	(14,752,679)	(1,560,322)	15,029,594	3,268,455	1,985,048
Unrealized appreciation (depreciation)	(28,226,049)	(371,781)	(398,971)	44,900	(28,951,901)
Fair value, end of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized depreciation on investments of $93.0 million during the year ended December 31, 2017 were related to portfolio company investments that were still held by the Company as of December 31, 2017. Pre-tax net unrealized depreciation on investments of $31.0 million during the year ended December 31, 2016 were related to portfolio company investments that were still held by the Company as of December 31, 2016.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the year ended December 31, 2017, the Company made investments of approximately $471.1 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the year ended December 31, 2017, the Company made investments of $12.7 million in companies to which it was previously committed to provide the financial support. During the year ended December 31, 2016, the Company made investments of approximately $310.2 million in portfolio companies to which it was not previously contractually committed to provide the financial support. During the year ended December 31, 2016, the Company made investments of $9.2 million in companies to which it was previously committed to provide the financial support. The details of the Company’s investments have been disclosed on the Consolidated Schedule of Investments.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

3. Schedule of Investments in and Advances to Affiliates
The following schedules present information about investments in and advances to affiliates for the year ended December 31, 2017 and year ended December 31, 2016:

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
Control Investments:
CRS Reprocessing, LLC	Debtor in Possession Loan (8% PIK)	$(2,634,714)	$—	$—	$—	$4,000,000	$4,000,000	$—
	Senior Notes (LIBOR + 3.5%)(6)	(1,938,339)	—	79,534	2,942,769	—	2,942,769	—
	Split Collateral Term Loans (8% Cash)	(11,554,845)	5,010,464	513,963	6,182,000	11,360,464	17,542,464	—
	Subordinated Note (5% Cash)	(82,335)	—	—	—	125,000	125,000	—
	Series F Preferred Units (705,321 units)	(9,134,807)	9,134,807	—	—	—	—	—
	Common Units (15,174 units)	—	—	—	—	—		—
		(25,345,040)	14,145,271	593,497	9,124,769	15,485,464	24,610,233	—

CRS-SPV, Inc.	Common Stock (1,100 shares)	—	1,855,000	—	—	20,283,000	—	20,283,000
		—	1,855,000	—	—	20,283,000	—	20,283,000

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)	(250,000)	—	—	250,000	—	250,000	—
	Subordinated Note (12% Cash, 3% PIK)	(4,396,350)	4,789,633	—	1,389,000	4,789,633	6,178,633	—
	Jr. Subordinated Note (15% PIK)	(2,000,000)	2,000,000	—	—	2,000,000	2,000,000	—
	Series A Preferred Equity (1,200 shares)	(1,200,000)	1,200,000	—	—	1,200,000	1,200,000	—
	100% Common Shares	—	—	—	—	—	—	—
		(7,846,350)	7,989,633	—	1,639,000	7,989,633	9,628,633	—

DialogDirect, Inc.	Subordinated Note (8% PIK)	(7,523,038)	6,640,226	—	—	20,020,227	20,020,227	—
	Class A Common Units (1,176,500 units)	—	—	—	—	—	—	—
		(7,523,038)	6,640,226	—	—	20,020,227	20,020,227	—

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
Frank Entertainment Group, LLC(7)	Senior Note (6% Cash)(5)	$—	$(3,127,606)	$—	$—	$9,808,054	$3,267,054	$6,541,000
	Second Lien Term Note (2.5% Cash)(5)	—	(2,705,479)	—	—	2,715,723	2,715,723	—
	Redeemable Preferred Units (2,800,000 units)	—	(1,074,000)	—	—	1,074,000	1,074,000	—
	Redeemable Class B Preferred Units (2,800,000 units)	—	—	—	—	—	—	—
	Class A Common Units (606,552 units)	—	—	—	—	—	—	—
		—	(6,907,085)	—	—	13,597,777	7,056,777	6,541,000

FrontStream Holdings, LLC	Subordinate Note (LIBOR + 6%, 7.3% Cash)	—	348,542	—	—	7,663,542	249,542	7,414,000
	Common Stock (1,000 shares)	—	—	—	—	—	—	—
		—	348,542	—	—	7,663,542	249,542	7,414,000

Frontstreet Facility Solutions, Inc.	Subordinated Note (13% Cash)	—	(1,014,755)	569,586	—	4,764,755	1,014,755	3,750,000
	Series A Convertible Preferred Stock (60,000 shares)	—	(575)	—	—	575	575	—
	Series B Convertible Preferred Stock (20,000 shares)	—	(144)	—	—	144	144	—
	Common Stock (27,890 shares)	—	(279)	—	—	279	279	—
		—	(1,015,753)	569,586	—	4,765,753	1,015,753	3,750,000

Gerli & Company	Subordinated Note (13% Cash)	(375,000)	375,000	—	—	375,000	375,000	—
	Subordinated Note (8.5% Cash)	(3,000,000)	3,000,000	—	—	3,000,000	3,000,000	—
	Class A Preferred Shares (1,211 shares)	(855,000)	855,000	—	—	855,000	855,000	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—	—	—
	Class E Preferred Shares (400 shares)	(161,440)	161,440	—	—	161,440	161,440	—
	Common Stock (300 shares)	(100,000)	100,000	—	—	100,000	100,000	—
		(4,491,440)	4,491,440	—	—	4,491,440	4,491,440	—

SRC Worldwide, Inc.	Common Stock (5,000 shares)	—	—	400,000	8,028,000	—	8,028,000	—
		—	—	400,000	8,028,000	—	8,028,000	—

Total Control Investments		(45,205,868)	27,547,274	1,563,083	18,791,769	94,296,836	75,100,605	37,988,000

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	$—	$155,098	$878,223	$6,249,220	$249,113	$64,333	$6,434,000
	Units (318,977 units)	—	(488,000)	—	754,000	—	488,000	266,000
		—	(332,902)	878,223	7,003,220	249,113	552,333	6,700,000

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	1,154,260	11,670,708	207,319	11,878,027	—
	Common Stock (84 shares)	1,679,180	(1,652,680)	—	2,155,000	1,679,181	3,834,181	—
		1,679,180	(1,652,680)	1,154,260	13,825,708	1,886,500	15,712,208	—

Consolidated Lumber Holdings, LLC	Subordinated Note (10% Cash, 2% PIK)	—	(156,611)	194,082	4,278,000	78,750	4,356,750	—
	Class A Units (15,000 units)	—	2,019,000	274,167	2,481,000	2,019,000	—	4,500,000
		—	1,862,389	468,249	6,759,000	2,097,750	4,356,750	4,500,000

DPII Holdings, LLC	Tranche III Subordinated Note (19% PIK)	(2,269,044)	871,000	—	2,356,001	871,000	3,227,001	—
	Tranche I & II Subordinated Notes (12% Cash, 4% PIK)	(462)	2,148,462	—	—	2,148,462	2,148,462	—
	Class A Membership Interest (17,308 units)	(1,107,692)	1,107,692	—	—	1,107,692	1,107,692	—
		(3,377,198)	4,127,154	—	2,356,001	4,127,154	6,483,155	—

FCL Holding SPV, LLC	Class A Interest (24,873 units)	—	(75,000)	45,452	645,000	—	75,000	570,000
	Class B Interest (48,427 units)	—	(101,000)	—	101,000	—	101,000	—
	Class B Interest (3,746 units)	—		—	—	—	—	—
		—	(176,000)	45,452	746,000	—	176,000	570,000

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
Frank Entertainment Group, LLC(7)	Senior Note (LIBOR + 7%, 10% Cash, 5.8% PIK)(6)	$—	$(1,077,888)	$823,087	$9,940,684	$351,600	$10,292,284	$—
	Second Lien Term Note (10% Cash)	—	(174,000)	15,000	—	1,200,000	1,200,000	—
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	—	(3,492,904)	—	4,566,904	—	4,566,904	—
	Class B Redeemable Preferred Units (18,667 units)	—	(1,660,810)	—	1,660,810	—	1,660,810	—
	Class C Redeemable Preferred Units (25,846 units)	—	(600,000)	—	600,000	—	600,000	—
	Class A Common Units (43,077 units)	—	—	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—	—	—
		—	(7,005,602)	838,087	16,768,398	1,551,600	18,319,998	—

Mac Land Holdings, Inc.	Common Stock (139 shares)	—	(369,000)	—	—	369,000	369,000	—
		—	(369,000)	—	—	369,000	369,000	—

MS Bakery Holdings, Inc.	Preferred Units (233 units)	185,133	(185,133)	—	397,000	185,133	582,133	—
	Common B Units (3,000 units)	2,087,323	(2,086,860)	—	2,110,000	2,087,323	4,197,323	—
	Common A Units (1,652 units)	1,147,007	(1,147,007)	—	1,162,000	1,147,007	2,309,007	—
		3,419,463	(3,419,000)	—	3,669,000	3,419,463	7,088,463	—

Native Maine Operations, Inc.	Senior Notes (LIBOR + 9%)(6)	—	—	1,338,898	—	18,000,000	18,000,000	—
	Preferred Units (20,000 units)	—	—	—	—	2,000,000	2,000,000	—
		—	—	1,338,898	—	20,000,000	20,000,000	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	—	—	3,540,905	22,751,190	556,895	—	23,308,085
	Jr. Subordinated Note (10% PIK)	—	—	503,674	4,595,921	518,671	—	5,114,592
	Jr. Subordinated Bridge Note (20% PIK)	—	—	439,568	1,972,727	439,568	—	2,412,295
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	978,000	—	9,412,000	978,000	—	10,390,000
	Common Stock (1,668,691 shares)	—	6,265,000	—	9,779,000	6,265,000	—	16,044,000
		—	7,243,000	4,484,147	48,510,838	8,758,134	—	57,268,972

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
Passport Food Group, LLC	Senior Notes (LIBOR + 9.0%, 10.3% Cash)(6)	$—	$(2,976,160)	$1,621,494	$—	$19,648,160	$2,976,160	$16,672,000
	Common Stock (20,000 shares)	—	(1,643,000)	—	—	2,000,000	1,643,000	357,000
		—	(4,619,160)	1,621,494	—	21,648,160	4,619,160	17,029,000

PCX Aerostructures, LLC	Subordinated Note (10.5% Cash)(8)	—	(1,481,848)	3,354,176	21,960,000	2,095,848	1,481,848	22,574,000
	Subordinated Note (6% PIK)(8)	—	(211,286)	—	—	759,286	211,286	548,000
	Series A Preferred Stock (6,066 shares)	—	—	—	—	—	—	—
	Series B Preferred Stock (411 shares)	—	—	—	—	—	—	—
	Class A Common Stock (121,922 shares)	—	—	—	—	—	—	—
		—	(1,693,134)	3,354,176	21,960,000	2,855,134	1,693,134	23,122,000

Team Waste, LLC	Subordinated Note (10% Cash, 2% PIK)	—	—	171,863	—	4,930,962	—	4,930,962
	Preferred Units (500,000 units)	—	—	9,000	9,100,000	900,000	—	10,000,000
		—	—	180,863	9,100,000	5,830,962	—	14,930,962

Technology Crops, LLC	Subordinated Notes (12% Cash)	—	(3,677,102)	1,930,662	11,837,622	456,480	3,677,102	8,617,000
	Common Units (50 units)	—	—	—	—	—	—	—
		—	(3,677,102)	1,930,662	11,837,622	456,480	3,677,102	8,617,000

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	1,143,884	9,521,986	158,001	248,972	9,431,015
	Preferred Units (1,685,357 units)	—	254,000	—	1,270,000	254,000	—	1,524,000
		—	254,000	1,143,884	10,791,986	412,001	248,972	10,955,015

Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	—	—	—	—	—	—	—
		—	—	—	—	—	—	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	45,000	—	257,000	45,000	—	302,000
	Common Shares (100,000 shares)	—	118,000	—	301,000	118,000	—	419,000
		—	163,000	—	558,000	163,000	—	721,000

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$(2,251,100)	$2,251,100	$—	$—	$2,251,100	$2,251,100	$—
	Class B Preferred Units (11,484,867 units)	(2,935,218)	2,487,218	—	817,000	2,487,218	3,304,218	—
	Common Unit Purchase Warrant (1,170,083 units)	(748,900)	748,900	—	—	748,900	748,900	—
	Common Units (153,219 units)	(180,783)	180,783	—	—	180,783	180,783	—
		(6,116,001)	5,668,001	—	817,000	5,668,001	6,485,001	—

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(4,120,000)	—	6,808,000	—	4,120,000	2,688,000
		—	(4,120,000)	—	6,808,000	—	4,120,000	2,688,000

Investments not held at the end of the period		414,889	—	—	—	414,889	414,889	—
Deferred taxes		—	390,990	—	—	—	—	—

Total Affiliate Investments		$(3,979,667)	$(7,356,046)	$17,438,395	$161,510,773	$79,907,341	$94,316,165	$147,101,949

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

(7)	During the year ended December 31, 2017, as a result of a balance sheet restructuring, Frank Entertainment Group, LLC moved from an affiliate investment to a control investment.

(8)	Effective February 9, 2018, the Company's debt investments in PCX Aerostructures, LLC were amended to provide for cash interest at all-in rate of 6% per annum.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2016:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions (3)	Gross Reductions(4)	December 31, 2016 Value
Portfolio Company	Type of Investment(1)
Control Investments:
CRS Reprocessing, LLC	Senior Notes (LIBOR + 3.5%, 4.3% Cash)(6)	$—	$—	$120,067	$2,942,769	$—	$—	$2,942,769
	Split Collateral Term Loans (8% Cash)	—	(5,010,464)	897,649	6,192,464	5,000,000	5,010,464	6,182,000
	Series F Preferred Units (705,321 units)	—	(5,221,000)	—	5,221,000	—	5,221,000	—
	Common Units (15,174 units)	—	—	333	—	—		—
		—	(10,231,464)	1,018,049	14,356,233	5,000,000	10,231,464	9,124,769

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)(5)	—	—	—	250,000	—	—	250,000
	Subordinated Note (12% Cash, 3% PIK)(5)	—	(1,728,000)	—	3,117,000	—	1,728,000	1,389,000
	Jr. Subordinated Note (15% PIK)(5)	—	—	—	—	—	—	—
	Series A Preferred Equity (1,200 shares)	—	—	—	—	—	—	—
	100% Common Shares	—	—	—	—	—	—	—
		—	(1,728,000)	—	3,367,000	—	1,728,000	1,639,000

Gerli & Company	Subordinated Note (13% Cash)(5)	—	(375,000)	—	375,000	—	375,000	—
	Subordinated Note (8.5% Cash)(5)	—	(437,000)	—	437,000	—	437,000	—
	Class A Preferred Shares (1,211 shares)	—	—	—	—	—	—	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—	—	—
	Class E Preferred Shares (400 shares)	—	—	—	—	—	—	—
	Common Stock (300 shares)	—	—	—	—	—	—	—
		—	(812,000)	—	812,000	—	812,000	—

SRC Worldwide, Inc.	Common Stock (5,000 shares)	—	1,307,000	700,000	6,921,000	1,307,000	200,000	8,028,000
		—	1,307,000	700,000	6,921,000	1,307,000	200,000	8,028,000

Total Control Investments		—	(11,464,464)	1,718,049	25,456,233	6,307,000	12,971,464	18,791,769

Affiliate Investments:
All Aboard America! Holdings Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	2,440,362	14,953,191	577,433	15,530,624	—
	Membership Units in LLC	3,118,958	(2,723,218)	—	5,024,000	3,118,958	8,142,958	—
		3,118,958	(2,723,218)	2,440,362	19,977,191	3,696,391	23,673,582	—

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2016:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions (3)	Gross Reductions(4)	December 31, 2016 Value
Portfolio Company	Type of Investment(1)
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	$—	$—	$—	$—	$6,249,220	$—	$6,249,220
	Units (318,977 units)	—	(55,331)	—	—	809,331	55,331	754,000
		—	(55,331)	—	—	7,058,551	55,331	7,003,220

American De-Rosa Lamparts, LLC and Hallmark Lighting, LLC	Subordinated Note (12% Cash, 3% PIK)	—	—	663,502	7,186,235	227,130	7,413,365	—
	Membership Units (8,364 units)	3,555,652	(3,251,347)	102,800	3,872,000	3,555,652	7,427,652	—
		3,555,652	(3,251,347)	766,302	11,058,235	3,782,782	14,841,017	—

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	1,757,750	11,323,440	347,268	—	11,670,708
	Common Stock (84 shares)	—	1,956,000	—	199,000	1,956,000	—	2,155,000
		—	1,956,000	1,757,750	11,522,440	2,303,268	—	13,825,708

Consolidated Lumber Company LLC	Subordinated Note (10% Cash, 2% PIK)	—	156,611	1,480,383	14,332,445	564,627	10,619,072	4,278,000
	Class A Units (15,000 units)	—	981,000	451,128	1,500,000	981,000	—	2,481,000
		—	1,137,611	1,931,511	15,832,445	1,545,627	10,619,072	6,759,000

DPII Holdings, LLC	Tranche I & II Subordinated Notes (12% Cash, 4% PIK)(5)	—	(871,000)	115,147	3,558,804	5,708	1,208,511	2,356,001
	Tranche III Subordinated Note (19% PIK)(5)	—	(2,148,462)	—	—	2,148,462	2,148,462	—
	Class A Membership Interest (17,308 units)	—	(795,000)	—	795,000	—	795,000	—
		—	(3,814,462)	115,147	4,353,804	2,154,170	4,151,973	2,356,001

FCL Holding SPV, LLC	Class A Interest (24,873 units)	—	195,000	—	—	645,000	—	645,000
	Class B Interest (48,427 units)	—	101,000	—	—	101,000	—	101,000
	Class B Interest (3,746 units)	—	—	—	—	—	—	—
		—	296,000	—	—	746,000	—	746,000

Frank Entertainment Group, LLC	Senior Note (LIBOR + 7%, 10% Cash, 5.8% PIK)(6)	—	—	1,599,606	9,592,545	605,281	257,142	9,940,684
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	—	—	324,995	4,566,904	—	—	4,566,904
	Class B Redeemable Preferred Units (18,667 units)	—	—	—	1,660,810	—	—	1,660,810
	Class C Redeemable Preferred Units (25,846 units)	—	—	—	600,000	—	—	600,000
	Class A Common Units (43,077 units)	—	—	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—	—	—
		—	—	1,924,601	16,420,259	605,281	257,142	16,768,398

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2016:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions (3)	Gross Reductions(4)	December 31, 2016 Value
Portfolio Company	Type of Investment(1)
GenPref LLC	7.0% LLC Interest	$30,823	$6,762	$—	$16,400	$37,585	$53,985	$—
		30,823	6,762	—	16,400	37,585	53,985	—

MS Bakery Holdings, Inc.	Preferred Units (233 units)	—	30,000	—	367,000	30,000	—	397,000
	Common B Units (3,000 units)	—	303,000	—	1,807,000	303,000	—	2,110,000
	Common A Units (1,652 units)	—	167,000	—	995,000	167,000	—	1,162,000
		—	500,000	—	3,169,000	500,000	—	3,669,000

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	—	—	3,368,353	20,327,140	2,424,050	—	22,751,190
	Jr. Subordinated Note (10% PIK)	—	—	462,929	4,126,030	469,891	—	4,595,921
	Jr. Subordinated Bridge Note (20% PIK)	—	—	244,654	—	1,972,727	—	1,972,727
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	887,000	—	8,525,000	887,000	—	9,412,000
	Common Stock (1,668,691 shares)	—	5,782,000	—	3,997,000	5,782,000	—	9,779,000
		—	6,669,000	4,075,936	36,975,170	11,535,668	—	48,510,838

PCX Aerostructures, LLC	Subordinated Note (10.5% Cash)	—	(6,001,060)	3,339,521	18,612,000	9,409,060	6,061,060	21,960,000
	Series A Preferred Stock (6,066 shares)	—	(1,912,668)	—	1,191,000	721,668	1,912,668	—
	Series B Preferred Stock (411 shares)	—	(410,514)	—	—	410,514	410,514	—
	Class A Common Stock (121,922 shares)	—	(3,626)	—	—	3,626	3,626	—
		—	(8,327,868)	3,339,521	19,803,000	10,544,868	8,387,868	21,960,000

Team Waste, LLC	Preferred Units (455,000 units)	—	—	36,000	5,500,000	3,600,000	—	9,100,000
		—	—	36,000	5,500,000	3,600,000	—	9,100,000

Technology Crops, LLC	Subordinated Notes (12% Cash, 5% PIK)	—	—	1,944,252	11,252,123	585,499	—	11,837,622
	Common Units (50 units)	—	(400,000)	—	400,000	—	400,000	—
		—	(400,000)	1,944,252	11,652,123	585,499	400,000	11,837,622

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	1,180,938	9,633,898	177,061	288,973	9,521,986
	Preferred Units (1,685,357 units)	—	(27,712)	33,000	1,427,000	—	157,000	1,270,000
		—	(27,712)	1,213,938	11,060,898	177,061	445,973	10,791,986

Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	—	(416,000)	—	416,000	—	416,000	—
		—	(416,000)	—	416,000	—	416,000	—

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2016:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2015 Value	Gross Additions (3)	Gross Reductions(4)	December 31, 2016 Value
Portfolio Company	Type of Investment(1)
UCS Super HoldCo LLC	Membership Units (1,000 units)	$(2,000,000)	$2,000,000	$—	$—	$2,000,000	$2,000,000	$—
	Participation Interest	(626,437)	700,000	—	300,000	700,000	1,000,000	—
		(2,626,437)	2,700,000	—	300,000	2,700,000	3,000,000	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	505,252	—	446,000	265,000	454,000	257,000
	Common Shares (100,000 shares)	—	(599,000)	—	—	611,000	310,000	301,000
		—	(93,748)	—	446,000	876,000	764,000	558,000

Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	—	—	—	—	—	—	—
	Class B Preferred Units (11,484,867 units)	—	74,000	—	743,000	74,000	—	817,000
	Common Unit Purchase Warrant (1,170,083 units)	—	—	—	—	—	—	—
	Common Units (153,219 units)	—	—	—	—	—	—	—
		—	74,000	—	743,000	74,000	—	817,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(1,528,000)	195,997	8,336,000	—	1,528,000	6,808,000
		—	(1,528,000)	195,997	8,336,000	—	1,528,000	6,808,000

Investments not held at the end of the period		319,802	—	—	—	319,802	319,802	—
Deferred taxes		—	1,825,301	—	—	—	—	—

Total Affiliate Investments		$4,398,798	$(5,473,012)	$19,741,317	$177,581,965	$52,842,553	$68,913,745	$161,510,773

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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2017 and 2016:

Issuance/Pooling Date	Maturity Date	Interest Rate as of December 31, 2017	December 31, 2017	December 31, 2016
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 21, 2016	September 1, 2026	2.723%	32,800,000	32,800,000
Less: Deferred financing fees			(3,678,875)	(4,610,034)
Total SBA-Guaranteed Debentures			$246,321,125	$245,389,966
Credit Facility:
May 1, 2017	April 30, 2022	4.124%	$156,070,484	$127,011,475
Total Credit Facility			$156,070,484	$127,011,475
Notes:
October 19, 2012	December 15, 2022	6.375%	80,500,000	80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(3,341,699)	(3,994,619)
Total Notes			$163,408,301	$162,755,381
SBA-Guaranteed Debentures
Under the Small Business Investment Act of 1958, as amended, and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, with SBA approval, up to three times) the amount of its regulatory capital. As of December 31, 2017, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of December 31, 2017, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued the maximum $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The weighted average interest rate for all SBA-guaranteed debentures as of both December 31, 2017 and 2016 was 3.90%. As of both December 31, 2017 and 2016, all SBA-guaranteed debentures were pooled.
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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2017 and December 31, 2016, the carrying amounts of SBA-guaranteed debentures were approximately $246.3 million and $245.4 million, respectively. As of December 31, 2017 and December 31, 2016, the fair values of the SBA-guaranteed debentures were approximately $262.2 million and $264.9 million, respectively. As of December 31, 2017, the Company was in compliance with SBA regulatory requirements.
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
As of December 31, 2017, the Company had United States dollar borrowings of $139.3 million outstanding under the Credit Facility with an interest rate of 4.12% and non-United States dollar borrowings denominated in Canadian dollars of $21.0 million ($16.8 million in United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 4.16%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2016, the Company had United States dollar borrowings of $105.7 million outstanding under the Credit Facility with an interest rate of 3.37% and non-United States dollar borrowings denominated in Canadian dollars of $28.6 million ($21.3 million United States dollars) outstanding under the Credit Facility with an interest rate of 3.64%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2017 and December 31, 2016, the fair values of the borrowings outstanding under the Credit Facility were $156.1 million and $127.0 million, respectively.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of December 31, 2017 and 2016, the Company was in compliance with all covenants of the Credit Facility.
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
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes"), and in November 2012, issued $10.5 million of the December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. As of December 31, 2017 and December 31, 2016, the carrying amounts of the December 2022 Notes were $79.0 million and $78.7 million, respectively. As of December 31, 2017 and December 31, 2016, the fair values of the December 2022 Notes were $80.9 million and $81.9 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 15, 2018. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of December 31, 2017 and December 31, 2016, the carrying amounts of the March 2022 Notes were $84.4 million and $84.1 million, respectively. As of December 31, 2017 and December 31, 2016, the fair values of the March 2022 Notes were $86.9 million and $87.7 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and related supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (the "SEC"), (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. As of December 31, 2017 and 2016, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

5. Income Taxes
The Company has elected for federal income tax purposes to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2017, 2016 and 2015 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
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
Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2017, 2016 and 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

	December 31,
	2017	2016	2015
Additional paid in capital	$(689,101)	$(484,037)	$(1,039,969)
Investment income in excess of distributions	$9,761,203	$867,350	$3,585,623
Accumulated realized gains on investments	$(9,072,102)	$(383,313)	$(2,545,654)
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2014-2017), and has concluded that the provision for uncertain tax positions in the Company's financial statements is necessary.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

In addition, the Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes in the Company's Consolidated Statements of Operations, with the related deferred tax liabilities presented in the Company's Consolidated Balance Sheets.
In December 2017, the United States enacted tax reform legislation through the bill commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Taxable Subsidiaries' provisional tax is based on the new lower blended federal and state corporate tax rate of 26%.  This estimate incorporates assumptions made based on the Company's current interpretation of the Tax Act and may change, possibly materially, as the Company completes the analysis and receives additional clarification and implementation guidance. In addition, changes in interpretations, assumptions, and guidance regarding the new tax legislation, as well as the potential for technical corrections to the Tax Act, could have a material impact to the Company’s effective tax rate in future periods. Finally, given the significant complexity of the Tax Act, current guidance from the U.S. Treasury about implementing the Tax Act and any related guidance from the SEC or the FASB may change, which may require us to refine the Company's estimates in the future.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
Ordinary income	$77,484,420	$68,239,124	$68,413,242
Distributions of long-term capital gains	—	—	8,242,911
Distributions on a tax basis	$77,484,420	$68,239,124	$76,656,153

Under Section 852(b)(3)(C) of the Code, the Company hereby designates the above distributions of long-term capital gains as capital gain dividends for the fiscal year ended December 31, 2015. The Company did not designate long-term capital gains for the fiscal years ended December 31, 2016 or 2017.
The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, the Company will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. For the years ended December 31, 2017, 2016 and 2015 the Company did not elect to designate retained net capital gains as deemed distributions.
At December 31, 2017, 2016 and 2015, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
	2017	2016	2015
Undistributed net investment income	18,384,766	$13,510,440	$19,826,302
Accumulated capital gains (losses)	(87,489,121)	(37,164,237)	(30,555,004)
Other permanent differences relating to the Company's formation	1,975,543	1,975,543	1,975,543
Other temporary differences	(7,410,910)	(4,816,603)	(3,695,494)
Unrealized appreciation (depreciation)	(107,847,526)	(49,224,340)	(28,459,406)
Components of distributable earnings at year end	$(182,387,248)	$(75,719,197)	$(40,908,059)

Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. Capital losses realized under current law will carry forward retaining their classification as long-term or short-term losses. As of December 31, 2017, the Company had $87.5 million of long-term capital losses which will not expire.
For federal income tax purposes, the cost of investments owned at December 31, 2017 and 2016 was approximately $1,123.7 million and $1,102.3 million, respectively. As of December 31, 2017, net unrealized depreciation on the Company's investments was approximately $107.8 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $89.2 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $197.0 million.
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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

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
The following table presents information with respect to equity-based compensation for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	631,622	$21.23	778,116	$24.10	662,965	$25.87
Shares granted during the period	360,470	$19.22	364,605	$17.56	360,840	$21.82
Shares vested during the period	(243,418)	$22.69	(511,099)	$22.98	(245,689)	$24.31
Unvested shares, end of period	748,674	$19.79	631,622	$21.23	778,116	$24.10
In the year ended December 31, 2017, the Company recognized equity-based compensation expense of approximately $6.0 million. In the year ended December 31, 2016, the Company recognized equity-based compensation expense of approximately $10.3 million, $2.7 million of which related to the accelerated vesting of outstanding shares of restricted stock of the Company's former Chief Executive Officer, Garland S. Tucker, III, who retired from his officer positions in February 2016, and $1.4 million related to the accelerated vesting of outstanding shares of restricted stock of Brent P.W. Burgess, the Company's former Chief Investment Officer, who resigned from his position in October 2016. In the year ended December 31, 2015, the Company recognized equity-based compensation expense of approximately $7.0 million.
As of December 31, 2017, there was approximately $9.6 million of total unrecognized compensation cost, related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 1.7 years.
The Board has adopted a nonqualified deferred compensation plan covering the Company’s executive officers and key employees. Any compensation deferred, and the Company’s contributions, will earn a return based on the returns on certain investments designated by the Compensation Committee of the Board. Participants are 100% vested in amounts deferred under the deferred compensation plan and the earnings thereon. Contributions to the plan and earnings thereon generally vest ratably over a four-year period.
The Company maintains a 401(k) plan in which all full-time employees who are at least 21 years of age are eligible to participate and receive employer contributions. Eligible employees may contribute a portion of their compensation on a pretax basis into the 401(k) plan up to the maximum amount allowed under the Code, and direct the investment of their contributions.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

7. Transactions with Controlled Companies
In December 2017, the Company contributed its equity investment in SRC Worldwide, Inc. ("SRC"), a 100%-owned portfolio company, to CRS-SPV, Inc. ("CRS-SPV"), a 100%-owned portfolio company. In connection with this contribution, SRC became a wholly-owned subsidiary of CRS-SPV, and the Company's investment in SRC is consolidated with CRS-SPV in the Consolidated Schedule of Investments as of December 31, 2017.
During each of the years ended December 31, 2017, 2016 and 2015, the Company received management and other fees from SRC totaling $0.4 million. These fees were recognized as fee income in the Company's Consolidated Statements of Operations. In addition, during the years ended December 31, 2017 and 2016, the Company recognized dividend and interest income from control investments as disclosed in Note 3 - Schedule of Investments in and Advances to Affiliates.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

8. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of December 31, 2017 and 2016 were as follows:

Portfolio Company	Investment Type	December 31, 2017	December 31, 2016
DPII Holdings, LLC	Guaranty	$—	$576,925
Deva Holdings, Inc.	Revolver	2,500,000	—
DLC Acquisition, LLC	Revolver	1,800,000	3,000,000
Frank Entertainment Group, LLC(1)	Delayed Draw Senior	130,212	—
Frank Entertainment Group, LLC(1)	Delayed Draw Second Lien	303,827	—
Halo Branded Solutions, Inc.	Delayed Draw Term Loan	—	3,250,000
HKW Capital Partners IV, L.P.	Private Equity	214,823	530,032
ICP Industries Inc.	Delayed Draw Term Loan	5,000,000	—
Lakeview Health Acquisition Company(1)	Revolver	1,387,367	1,387,367
Micross Solutions, LLC	Delayed Draw Term Loan	3,000,000	—
Nautic Partners VII, LP	Private Equity	509,080	642,172
Nomacorc, LLC(1)	Equity Investment	838,813	849,362
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	649,143	8,400,000
Orchid Underwriters Agency, LLC	Revolver	—	5,000,000
SCA Pharmaceuticals, LLC	Delayed Draw Term Loan	—	12,000,000
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	4,500,000	—
SCUF Gaming, Inc.	Revolver	2,000,000	3,500,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	18,826,531	18,826,531
SPC Partners V, LP	Private Equity	185,297	522,881
SPC Partners VI, LP	Private Equity	2,792,172	3,000,000
Tate's Bake Shop	Revolver	550,000	—
Team Waste, LLC	Equity Investment	—	900,000
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
YummyEarth Inc.	Delayed Draw Term Loan	—	1,500,000
Total Unused Commitments		$48,187,265	$66,885,270

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost as of December 31, 2017. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the value of any unfunded commitments.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

The Company’s headquarters is leased under an agreement that expires on May 31, 2019. Rent expense for the years ended December 31, 2017, 2016 and 2015 was approximately $426,000, $417,000 and $407,000, respectively, and the rent commitments as of December 31, 2017 are as follows:

Year ending December 31,	Rent Commitment
2018	435,571
2019	187,637
Total	$623,208

The Company and certain current and former executive officers have been named as defendants in two putative securities class action lawsuits each filed in the United States District Court for the Southern District of New York (and then transferred to the United States District Court for the Eastern District of North Carolina) on behalf of all persons who purchased or otherwise acquired our common stock between May 7, 2014 and November 1, 2017. The first lawsuit was filed on November 21, 2017, and is currently captioned Elias Dagher, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00015-FL (the “Dagher Action”). The second lawsuit was filed on November 28, 2017, and is currently captioned Gary W. Holden, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00010-FL (the “Holden Action”).
The complaints in the Dagher Action and the Holden Action allege certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought.
On January 22, 2018, five applications for appointment as lead plaintiff and motions to consolidate the Dagher Action and the Holden Action were filed. The applications for appointment as lead plaintiff and motions to consolidate are currently pending before the Court.
In addition, the Company is party to certain lawsuits in the normal course of business. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies.
While the outcome of any open legal proceedings, including those described above, cannot at this time be predicted with certainty, the Company does not expect that any reasonably possible losses arising from these matters will materially affect its financial condition or results of operations. Furthermore, in management's opinion, it is not possible to estimate a range of reasonably possible losses with respect to litigation contingencies.

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

9. Summarized Financial Information of Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in CRS-SPV, Inc. ("CRS"), a majority-owned portfolio company that is considered a significant subsidiary under the guidance in Regulation S-X, but is not consolidated in the Company’s consolidated financial statements. Below is summarized financial information as of December 31, 2017 and 2016 and for the three years ended December 31, 2017 (dollars in thousands):

	As of December 31,
	2017	2016
Current assets	$6,296	$5,127
Noncurrent assets	$16,162	$14,712
Total assets	$22,458	$19,839
Current liabilities	$1,843	$46,723
Total liabilities	$3,901	$48,103

	Years Ended December 31,
	2017	2016	2015
Revenues	$9,344	$13,851	$14,998
Cost of revenues	$5,992	$12,976	$15,217
Gross profit (loss)	$3,352	$875	$(219)
Net loss	$(8,640)	$(12,845)	$(11,658)

The Company also holds a control interest, as defined by the 1940 Act, in Frank Entertainment Group, LLC ("Frank") and determined that Frank is a significant subsidiary under the guidance in Regulation S-X, but is not consolidated in the Company's consolidated financial statements. Below is summarized financial information as of December 31, 2017 and 2016 and for the three years ended December 31, 2017 (dollars in thousands):

	As of December 31,
	2017	2016
Current assets	$8,570	$8,379
Noncurrent assets	$29,505	$33,956
Total assets	$38,075	$42,335
Current liabilities	$13,700	$16,175
Total liabilities	$54,151	$49,039

	Years Ended December 31,
	2017	2016	2015
Revenues	$56,196	$66,208	$63,078
Cost of revenues	$21,082	$24,944	$23,719
Gross profit	$35,114	$41,264	$39,359
Pretax loss	$(11,372)	$(9,452)	$(6,479)

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

10. Financial Highlights

	Year Ended December 31,
	2017	2016	2015	2014	2013
Per share data:
Net asset value at beginning of period	$15.13	$15.23	$16.11	$16.10	$15.30
Net investment income(1)	1.55	1.62	2.16	2.08	2.23
Net realized gain (loss) on investments(1)	(1.11)	0.05	(0.83)	0.46	0.67
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	(1.04)	(0.72)	0.17	(1.48)	0.08
Total increase (decrease) from investment operations(1)	(0.60)	0.95	1.50	1.06	2.98
Dividends paid to stockholders from net investment income	(1.65)	(1.89)	(2.11)	(1.88)	(2.14)
Dividends paid to stockholders from realized gains	—	—	(0.25)	(0.68)	(0.02)
Total dividends paid	(1.65)	(1.89)	(2.36)	(2.56)	(2.16)
Common stock offerings	0.61	0.72	—	1.49	—
Stock-based compensation(1)	(0.01)	0.09	0.01	—	(0.03)
Shares issued pursuant to Dividend Reinvestment Plan	0.01	0.04	0.03	0.04	0.04
Loss on extinguishment of debt(1)	—	—	(0.04)	—	(0.01)
Provision for taxes(1)	(0.02)	(0.01)	(0.01)	(0.10)	(0.02)
Other(2)	(0.04)	—	(0.01)	0.08	—
Net asset value at end of period	$13.43	$15.13	$15.23	$16.11	$16.10
Market value at end of period(3)	$9.49	$18.34	$19.11	$20.29	$27.65
Shares outstanding at end of period	47,740,832	40,401,292	33,375,126	32,950,288	27,697,483
Net assets at end of period	$641,275,374	$611,156,258	$508,367,755	$530,826,629	$445,792,130
Average net assets	$667,188,287	$556,549,060	$524,579,829	$482,679,489	$434,926,009
Ratio of total operating expenses, including loss on extinguishment of debt and provision for taxes, to average net assets	7.74%	9.93%	9.81%	9.45%	9.30%
Ratio of net investment income to average net assets	10.83%	10.58%	13.65%	12.85%	14.15%
Portfolio turnover ratio	37.02%	24.61%	37.62%	29.21%	25.96%
Total return(4)	(42.15)%	5.86%	5.82%	(17.36)%	16.95%
Supplemental Data:
Efficiency ratio(5)	17.48%	24.70%	18.88%	20.40%	19.07%

(1)	Weighted average basic per share data.

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

Triangle Capital Corporation
Notes to Consolidated Financial Statements — (Continued)

11. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2017. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$30,190,770	$31,213,767	$29,888,058	$31,712,037
Net investment income	17,819,433	19,350,962	17,150,917	17,916,505
Net increase (decrease) in net assets resulting from operations	7,193,240	(2,027,746)	(57,496,676)	23,680,721
Net investment income per share	$0.42	$0.41	$0.36	$0.38
	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment income	$26,655,870	$28,421,860	$27,412,457	$31,189,370
Net investment income	9,598,083	16,338,913	15,831,157	17,108,720
Net increase in net assets resulting from operations	12,427,258	6,686,827	7,879,673	7,262,674
Net investment income per share	$0.29	$0.49	$0.42	$0.42
12. Subsequent Events
In February 2018, the Board granted 409,000 restricted shares of the Company’s common stock to certain employees. These restricted shares had a total grant date fair value of approximately $4.4 million, which will be expensed on a straight-line basis over a four-year vesting period.

EXHIBIT INDEX

Number	Exhibit

10.23†	Form of Indemnification Agreement.*

10.24†	Form of Amendment to Executive Retention Agreement.*

10.25†	Triangle Capital Corporation Amended and Restated Change in Control Retention Policy.*
11	Statement re computation of per share earnings (Included in the consolidated financial statements filed with this report).*

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.