Form 10-Q
period 2018-03-31
Triangle Capital CORP
filed 2018-05-02
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on May 2, 2018 was 48,024,614.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $857,171,598 and $910,150,765 as of March 31, 2018 and December 31, 2017, respectively)	$788,115,373	$831,194,397
Affiliate investments (cost of $137,525,785 and $149,099,548 as of March 31, 2018 and December 31, 2017, respectively)	136,933,857	147,101,949
Control investments (cost of $64,694,407 and $62,375,532 as of March 31, 2018 and December 31, 2017, respectively)	38,936,000	37,988,000
Total investments at fair value	963,985,230	1,016,284,346
Cash and cash equivalents	207,911,913	191,849,697
Interest, fees and other receivables	7,806,038	7,806,887
Prepaid expenses and other current assets	2,413,115	1,854,861
Deferred financing fees	4,931,031	5,186,672
Property and equipment, net	67,442	81,149
Total assets	$1,187,114,769	$1,223,063,612
Liabilities:
Accounts payable and accrued liabilities	$7,286,501	$9,863,209
Interest payable	1,802,490	3,997,480
Taxes payable	126,587	796,111
Deferred income taxes	1,249,627	1,331,528
Borrowings under credit facility	125,001,284	156,070,484
Notes	163,578,086	163,408,301
SBA-guaranteed debentures payable	246,558,492	246,321,125
Total liabilities	545,603,067	581,788,238
Commitments and contingencies (Note 8)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 48,024,614 and 47,740,832 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	48,025	47,741
Additional paid-in capital	823,786,656	823,614,881
Net investment income in excess of distributions	6,571,435	8,305,431
Accumulated realized losses	(92,138,783)	(84,883,623)
Net unrealized depreciation	(96,755,631)	(105,809,056)
Total net assets	641,511,702	641,275,374
Total liabilities and net assets	$1,187,114,769	$1,223,063,612
Net asset value per share	$13.36	$13.43

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$19,006,050	$20,470,837
Affiliate investments	2,660,187	3,372,135
Control investments	275,036	269,536
Total interest income	21,941,273	24,112,508
Dividend income:
Non-Control / Non-Affiliate investments	185,712	281,229
Affiliate investments	4,550	—
Total dividend income	190,262	281,229
Fee and other income:
Non-Control / Non-Affiliate investments	1,293,717	1,917,238
Affiliate investments	394,273	300,264
Control investments	100,000	100,000
Total fee and other income	1,787,990	2,317,502
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,306,581	2,639,382
Affiliate investments	422,140	738,466
Total payment-in-kind interest income	1,728,721	3,377,848
Interest income from cash and cash equivalents	427,841	101,683
Total investment income	26,076,087	30,190,770
Operating expenses:
Interest and other financing fees	7,590,548	6,910,303
Compensation expenses	4,092,852	4,250,413
General and administrative expenses	1,668,509	1,210,621
Total operating expenses	13,351,909	12,371,337
Net investment income	12,724,178	17,819,433
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(11,939,484)	(12,360,335)
Affiliate investments	3,257,198	3,532,816
Control investments	4,000	(4,491,440)
Net realized losses on investments	(8,678,286)	(13,318,959)
Foreign currency borrowings	1,423,126	—
Net realized losses	(7,255,160)	(13,318,959)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	9,932,384	5,416,936
Affiliate investments	1,455,331	(4,242,818)
Control investments	(1,370,875)	1,697,440
Net unrealized appreciation on investments	10,016,840	2,871,558
Foreign currency borrowings	(963,415)	(178,792)
Net unrealized appreciation	9,053,425	2,692,766
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	1,798,265	(10,626,193)
Provision for taxes	(50,790)	—
Net increase in net assets resulting from operations	$14,471,653	$7,193,240
Net investment income per share—basic and diluted	$0.27	$0.42
Net increase in net assets resulting from operations per share—basic and diluted	$0.30	$0.17
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.30	$0.45
Total dividends/distributions per share	$0.30	$0.45
Weighted average shares outstanding—basic and diluted	47,898,859	42,743,469
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Net Accumulated Realized Losses on Investments	Net Unrealized Depreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2016	40,401,292	$40,401	$686,835,054	$5,884,512	$(24,211,594)	$(57,392,115)	$611,156,258
Net investment income	—	—	—	17,819,433	—	—	17,819,433
Stock-based compensation	—	—	1,453,904	—	—	—	1,453,904
Net realized gain (loss) on investments	—	—	—	—	(13,318,959)	12,342,077	(976,882)
Net unrealized depreciation on investments / foreign currency	—	—	—	—	—	(9,649,311)	(9,649,311)
Dividends / distributions	40,559	40	749,913	(21,438,377)	—	—	(20,688,424)
Public offering of common stock	7,000,000	7,000	132,198,931	—	—	—	132,205,931
Issuance of restricted stock	347,000	347	(347)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(107,454)	(107)	(2,113,513)	—	—	—	(2,113,620)
Balance, March 31, 2017	47,681,397	$47,681	$819,123,942	$2,265,568	$(37,530,553)	$(54,699,349)	$729,207,289

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Net Accumulated Realized Losses on Investments	Net Unrealized Depreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2017	47,740,832	$47,741	$823,614,881	$8,305,431	$(84,883,623)	$(105,809,056)	$641,275,374
Net investment income	—	—	—	12,724,178	—	—	12,724,178
Stock-based compensation	—	—	1,455,543	—	—	—	1,455,543
Net realized gain (loss) on investments / foreign currency	—	—	—	—	(7,255,160)	11,567,045	4,311,885
Net unrealized depreciation on investments / foreign currency	—	—	—	—	—	(2,513,620)	(2,513,620)
Provision for taxes	—	—	—	(50,790)	—	—	(50,790)
Dividends / distributions	—	—	—	(14,407,384)	—	—	(14,407,384)
Issuance of restricted stock	409,000	409	(409)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(125,218)	(125)	(1,283,359)	—	—	—	(1,283,484)
Balance, March 31, 2018	48,024,614	$48,025	$823,786,656	$6,571,435	$(92,138,783)	$(96,755,631)	$641,511,702

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$14,471,653	$7,193,240
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(28,285,073)	(161,518,093)
Repayments received/sales of portfolio investments	81,440,184	53,770,711
Loan origination and other fees received	205,499	2,638,485
Net realized loss on investments	8,678,286	13,318,959
Net realized gain on foreign currency borrowings	(1,423,126)	—
Net unrealized appreciation on investments	(9,934,939)	(1,388,362)
Net unrealized depreciation on foreign currency borrowings	963,415	178,792
Deferred income taxes	(81,901)	(1,483,196)
Payment-in-kind interest accrued, net of payments received	1,425,537	(690,432)
Amortization of deferred financing fees	662,793	587,438
Accretion of loan origination and other fees	(1,224,392)	(1,349,409)
Accretion of loan discounts	(5,986)	(83,480)
Depreciation expense	13,707	17,790
Stock-based compensation	1,455,543	1,453,904
Changes in operating assets and liabilities:
Interest, fees and other receivables	849	4,695,274
Prepaid expenses and other current assets	(558,254)	(188,608)
Accounts payable and accrued liabilities	(2,576,708)	(3,495,262)
Interest payable	(2,194,990)	(2,437,827)
Taxes payable	(669,524)	(489,691)
Net cash provided by (used in) operating activities	62,362,573	(89,269,767)
Cash flows from investing activities:
Purchases of property and equipment	—	(18,507)
Net cash used in investing activities	—	(18,507)
Cash flows from financing activities:
Borrowings under credit facility	—	50,000,000
Repayments of credit facility	(30,609,489)	(86,100,000)
Financing fees paid	—	(500,000)
Net proceeds related to public offering of common stock	—	132,205,931
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,283,484)	(2,113,620)
Cash dividends/distributions paid	(14,407,384)	(20,688,424)
Net cash provided by (used in) financing activities	(46,300,357)	72,803,887
Net increase (decrease) in cash and cash equivalents	16,062,216	(16,484,387)
Cash and cash equivalents, beginning of period	191,849,697	107,087,663
Cash and cash equivalents, end of period	$207,911,913	$90,603,276
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,748,005	$8,541,314
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$—	$749,953

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments March 31, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		$2,000,000	$793,000
				2,000,000	793,000

AKKR-MVSC Member, LLC (F/K/A Motor Vehicle Software Corporation) (0%)*	Provider of EVR Services	Class A Units (1,000,000 units)		1,092,964	1,380,000
				1,092,964	1,380,000

AM General, LLC (5%)*	Defense Manufacturing	Senior Note (LIBOR + 7.25%, 8.9% Cash, Due 12/21)(8)	$8,750,000	8,631,968	8,746,000
		Second Lien Term Note (LIBOR +11.75%, 13.6% Cash, Due 06/22)(8)	20,000,000	19,502,500	20,800,000
			28,750,000	28,134,468	29,546,000

Avantor, Inc. (0%)*	Life Sciences and Advanced Technologies	Subordinated Note (9.0% Cash, Due 10/25)	500,000	500,000	500,000
			500,000	500,000	500,000

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	2,871,000
				1,300,000	2,871,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Second Lien Term Notes (LIBOR + 11.0%, 12.7% Cash, Due 03/21)(8)	13,500,000	13,376,617	10,669,000
		Delayed Draw Term Note (LIBOR + 11.0%, 12.7% Cash, Due 03/21)(8)	2,000,000	1,983,316	1,983,316
		Limited Partnership Interest		1,498,500	106,000
			15,500,000	16,858,433	12,758,316

Cafe Enterprises, Inc. (0%)*	Restaurant	Second Lien Term Note (Prime + 5.75%, 10.5% Cash, Due 03/19)(6)(8)	2,051,934	1,936,671	—
		Subordinated Note (7% Cash, 7% PIK, Due 09/19)(6)	15,728,114	13,745,570	—
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			17,780,048	16,682,241	—

Captek Softgel International, Inc. (5%)*	Nutraceuticals Manufacturer	Subordinated Note (10% Cash, 1.5% PIK, Due 01/23)	30,928,648	30,660,616	30,660,616
		Common Stock (38,023 shares)		3,957,697	3,984,000
			30,928,648	34,618,313	34,644,616

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	1,735,000
				119,735	1,735,000

Centerfield Media Holding Company (0%)*	Digital Marketing	Common Shares (500 shares)		500,000	999,000
				500,000	999,000

CIBT Global, Inc. (2%)*	Provider of Mobility Services	Second Lien Term Note (LIBOR + 7.75%, 10.1% Cash, Due 06/25)(8)	10,000,000	9,906,716	9,972,000
			10,000,000	9,906,716	9,972,000

CIS Acquisition, LLC (0%)*	Secure Communications and Computing Solutions Provider	Units (1.09 units)		277,538	317,000
				277,538	317,000

Community Intervention Services, Inc. (0%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (6)	21,650,530	17,732,558	—
			21,650,530	17,732,558	—

Constellis Holdings, LLC (1%)*	Provider of Security and Risk Management Services	Second Lien Term Note (LIBOR + 9.0%, 11.3% Cash, Due 04/25)(8)	5,000,000	4,931,468	4,970,000
			5,000,000	4,931,468	4,970,000

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	2,221,000
				345,542	2,221,000

CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		1,500,000	1,218,000
				1,500,000	1,218,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		$1,000,000	$720,000
				1,000,000	720,000

Del Real, LLC (3%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,768,309	13,768,309
		Class A Units (3,000,000 units)		3,000,000	3,382,000
			14,000,000	16,768,309	17,150,309

Deva Holdings, Inc. (5%)*	Hair Products	Senior Note (LIBOR + 6.25%, 7.9% Cash, Due 10/23)(8)	32,418,750	31,765,980	31,765,980
			32,418,750	31,765,980	31,765,980

Dimora Brands, Inc. (3%)*	Hardware Designer and Distributor	Second Lien Term Note (LIBOR + 8.5%, 10.4% Cash, Due 08/25)(8)	20,000,000	19,617,005	19,940,000
			20,000,000	19,617,005	19,940,000

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (LIBOR + 8.0%, 10% Cash, Due 12/20)(8)	21,434,375	21,293,747	21,293,747
		Senior Note (10% Cash, 2% PIK, Due 12/20)	17,362,058	17,220,697	17,220,697
			38,796,433	38,514,444	38,514,444

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (10.5% Cash, 1.5% PIK, Due 08/20)	4,681,037	4,669,651	4,669,651
		Series A Units (600,000 units)		600,000	461,000
			4,681,037	5,269,651	5,130,651

Eckler's Holdings, Inc. (0%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (17.5% Cash, Due 06/19)(6)	15,014,802	13,242,814	200,000
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (702 shares)		435,127	—
			15,014,802	15,457,629	200,000

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 07/18)	14,380,842	14,380,842	13,733,000
			14,380,842	14,380,842	13,733,000

GST AutoLeather, Inc. (0%)*	Supplier of Automotive Interior Leather	Subordinated Note (0% Cash, Due 01/21)(6)	24,166,324	23,073,507	200,000
			24,166,324	23,073,507	200,000

Halo Branded Solutions, Inc. (3%)*	Promotional Product Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	13,800,946	13,587,077	13,587,077
		Class A1 Units (2,600 units)		2,600,000	6,180,000
			13,800,946	16,187,077	19,767,077

HemaSource, Inc. (2%)*	Medical Products Distributor	Subordinated Note (9.5% Cash, 1.5% PIK, Due 01/24)	10,107,044	9,924,395	9,924,395
		Class A Units (1,000,000 units)		1,000,000	1,118,000
			10,107,044	10,924,395	11,042,395

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		851,605	1,464,000
				851,605	1,464,000

HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	24,631,218	24,435,457	23,434,000
			24,631,218	24,435,457	23,434,000

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Second Lien Term Notes (LIBOR + 8.25%, 9.9% Cash, Due 05/24)(8)	25,000,000	24,411,011	24,411,011
		Class A Units (1,289 units)		1,751,483	1,783,000
			25,000,000	26,162,494	26,194,011

IDERA, Inc. (2%)*	Software Provider	Second Lien Term Note (LIBOR + 9.0%, 10.9% Cash, Due 06/25)(8)	10,000,000	9,859,581	10,020,000
			10,000,000	9,859,581	10,020,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		$853,500	$1,120,000
				853,500	1,120,000

Integrated Efficiency Solutions, Inc. (3%)*	Energy Services Contracting Firm	Senior Secured Term Note (LIBOR + 9.25%, 10.9% Cash, Due 06/22)(8)	$18,037,500	17,752,509	17,752,509
		Series B Preferred Units (238,095 units)		300,000	239,000
			18,037,500	18,052,509	17,991,509

Keystone Peer Review Organization, Inc. (0%)*	Healthcare - Managed Care	Second Lien Term Note (LIBOR + 9.25%, 11.6% Cash, Due 05/25)(8)	3,000,000	2,945,124	2,969,000
			3,000,000	2,945,124	2,969,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	28,015,253	27,582,780	27,582,780
			28,015,253	27,582,780	27,582,780

K-Square Restaurant Partners, LP (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	779,000
				638,260	779,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (LIBOR + 7.0%, 9.5% Cash, Due 12/21)(8)	18,379,973	18,223,024	17,370,000
		Common Stock (2,000 shares)		2,000,000	585,000
			18,379,973	20,223,024	17,955,000

Media Storm, LLC (0%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)(6)	6,545,455	6,541,519	1,617,000
		Membership Units (1,216,204 units)		1,176,957	—
			6,545,455	7,718,476	1,617,000

MIC Holding LLC (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,566,000
		Common Units (30,000 units)		30,000	5,088,000
				1,500,000	8,654,000

Micross Solutions LLC (2%)*	Provider of Semiconductor Products and Services	Senior Note (LIBOR + 5.75%, 7.8% Cash, Due 08/23)(8)	14,925,000	14,758,054	14,758,054
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,334,000
			14,925,000	16,777,747	16,092,054

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		809,056	765,000
				809,056	765,000

Navicure, Inc. (1%)*	Healthcare Revenue Cycle Management Software	Second Lien Term Note (LIBOR + 7.5%, 9.4% Cash, Due 11/25)(8)	6,000,000	5,942,685	6,047,000
			6,000,000	5,942,685	6,047,000

OEConnection, LLC (0%)*	Automotive Parts Supply Chain Software	Second Lien Term Note (LIBOR + 8.0%, 10.5% Cash, Due 11/25)(8)	3,000,000	2,970,642	3,022,000
			3,000,000	2,970,642	3,022,000

Orchid Underwriters Agency, LLC (1%)*	Insurance Underwriter	Subordinated Note (10% Cash, 1.5% PIK, Due 03/23)	2,143,233	2,105,117	2,105,117
		Subordinated Note (13.5% PIK, Due 03/24)	839,877	825,789	825,789
		Class A Preferred Units (15,000 units)		338,158	988,000
		Class A Common Units (15,000 units)		—	1,337,000
			2,983,110	3,269,064	5,255,906

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (LIBOR + 8.5%, 10.4% Cash, Due 11/24)(8)	15,000,000	14,800,030	15,150,000
			15,000,000	14,800,030	15,150,000

Q International Courier, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.25%, 10.1% Cash, Due 09/25)(8)	14,000,000	13,732,023	13,732,023
			14,000,000	13,732,023	13,732,023

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
REP WWEX Acquisition Parent, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.75%, 10.7% Cash, Due 02/25)(8)	$15,000,000	$14,799,795	$15,068,000
			15,000,000	14,799,795	15,068,000

RMP Group, Inc. (2%)*	Healthcare Revenue Cycle Management Services	Subordinated Note (10.5% Cash, 1% PIK, Due 09/22)	10,108,677	9,937,103	9,937,103
		Units (1,000 units)		1,000,000	802,000
			10,108,677	10,937,103	10,739,103

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (3%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	7,690,320	7,594,155	7,594,155
		Series A Preferred Units (39 units)		3,654,253	8,464,000
			7,690,320	11,248,408	16,058,155

SCA Pharmaceuticals, LLC (2%)*	Provider of Pharmaceutical Products	Subordinated Note (LIBOR + 9.0%, 11.0% Cash, Due 12/20)(8)	10,000,000	9,844,578	9,844,578
			10,000,000	9,844,578	9,844,578

Schweiger Dermatology Group, LLC (6%)*	Provider of Dermatology Services	Senior Notes (LIBOR + 8.5%, 10.5% Cash, Due 06/22)(8)	34,800,000	34,325,281	34,325,281
		Class A-5 Units (1,976,284 units)		1,000,000	1,567,000
			34,800,000	35,325,281	35,892,281

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (LIBOR + 8.5%, 10.2% Cash, Due 12/21)(8)	24,757,920	24,361,718	24,361,718
		Revolver Loan (LIBOR + 8.5%, 10.2% Cash, Due 06/18)(8)	1,500,000	1,493,806	1,493,806
		Common Stock (27,112 shares)		742,000	260,000
			26,257,920	26,597,524	26,115,524

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,911,761	22,546,954	22,546,954
		Class A Units (3,000 units)		3,000,000	3,353,000
			22,911,761	25,546,954	25,899,954

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		2,260,450	2,412,000
				2,260,450	2,412,000

SPC Partners VI, LP (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		475,450	475,450
				475,450	475,450

St. Croix Hospice Acquisition Corp. (1%)*	Hospice Services Provider	Second Lien Term Note (LIBOR + 8.75%, 10.6% Cash, Due 03/24)(8)	9,200,000	9,069,764	9,069,764
		Series A Preferred Units (500 units)		500,000	264,000
		Class B Common Units (500 units)		—	—
			9,200,000	9,569,764	9,333,764

Tate's Bake Shop (2%)*	Producer of Baked Goods	Senior Note (LIBOR + 6.25%, 8.6% Cash, Due 08/19)(8)	9,950,000	9,929,852	9,929,852
		Limited Partnership Interest		534,280	1,827,000
			9,950,000	10,464,132	11,756,852

Tax Advisors Group, LLC (2%)*	Tax Advisory Services	Subordinated Note (10% Cash, 2% PIK, Due 12/22)	12,400,000	12,178,426	12,178,426
		Class A Units (386 units)		1,458,824	2,354,000
			12,400,000	13,637,250	14,532,426

TCFI Merlin LLC ("Merlin") and TCFI CSG LLC ("CSG") (2%)*	Specialty Staffing Service Provider	Subordinated Notes (11.9% Cash, Due 11/22)(8)	14,184,192	13,999,058	13,999,058
		Limited Partnership Units - Merlin (500,500 units)		285,485	1,606,000
		Class A Units - CSG (100,000 units)		100,000	264,000
			14,184,192	14,384,543	15,869,058

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
The Cook & Boardman Group, LLC (1%)*	Distributor of Doors and Related Products	Class A Units (1,400,000 units)		$1,400,000	$3,435,000
				1,400,000	3,435,000

Trademark Global LLC (4%)*	Supplier to Mass Market Internet Retail	Senior Note (LIBOR + 5.5%, 7.4% Cash, Due 10/22)(8)	$9,974,897	9,879,619	9,879,619
		Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,617,380	14,617,380
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	800,000
			24,774,897	25,996,999	26,796,999

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,384,620	10,212,850	10,212,850
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	9,199,637	9,045,042	9,184,943
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,337,000
			19,584,257	21,257,892	21,734,793

United Biologics, LLC (0%)*	Allergy Immunotherapy	Class A-1 Common Units (18,818 units)		137,324	137,325
		Class A Common Units (177,935 units)		1,999,989	1,207,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	263,000
				2,975,430	1,607,325

Vantage Mobility International, LLC (4%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (11.0% Cash, Due 09/21)(8)	30,708,796	30,243,806	27,946,000
		Class A Units (1,750,000 units)		1,750,000	314,000
			30,708,796	31,993,806	28,260,000

Vinvention Capital Partners TE LP (F/K/A Nomacorc, LLC) (0%)*	Synthetic Wine Cork Producer	Limited Partnership Interest		2,366,613	1,210,000
				2,366,613	1,210,000

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (LIBOR + 7.0%, 11% Cash, Due 06/20)(8)	16,435,000	16,236,565	16,435,000
		Class A Units (2,000 units)		1,954,144	3,700,040
			16,435,000	18,190,709	20,135,040

WMI Holding, LLC ("WMI Holding") and WMI Parent, Inc. ("WMI Parent") (0%)*	Full-Service Media Organization	Class A Common Units - WMI Holding (16,300 units)		1,630,000	—
		Common Stock - WMI Parent (10 shares)		1	—
				1,630,001	—

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,121 points)		3,089,581	2,420,000
				3,089,581	2,420,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Notes (LIBOR + 8.5%, 10.5% Cash, Due 08/20)(8)	31,250,000	30,988,963	26,475,000
		Limited Partnership Interest		3,496,500	—
			31,250,000	34,485,463	26,475,000

Subtotal Non–Control / Non–Affiliate Investments			802,248,733	857,171,598	788,115,373

Affiliate Investments:
Consolidated Lumber Holdings, LLC (1%)*	Lumber Yard Operator	Class A Units (15,000 units)		1,500,000	4,309,000
				1,500,000	4,309,000

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	621,000
		Class B Interest (48,427 units)		—	—
		Class C Interest (3,746 units)		—	—
				292,000	621,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Mac Land Holdings, Inc. (0%)*	Environmental and Facilities Services	Common Stock (139 shares)		$369,000	$—
				369,000	—

NB Products, Inc. (9%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,688,753	23,450,580	23,450,580
		Jr. Subordinated Note (10% PIK, Due 02/20)	5,324,216	5,252,464	5,252,464
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,555,864	2,536,155	2,536,155
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	10,646,000
		Common Stock (1,668,691 shares)		333,738	18,115,000
			31,568,833	39,194,585	60,000,199

Passport Food Group, LLC (3%)*	Manufacturer of Ethnic Food Products	Senior Notes (LIBOR + 9.0%, 10.7% Cash, Due 03/22)(8)	20,000,000	19,665,022	17,017,000
		Common Stock (20,000 shares)		2,000,000	33,000
			20,000,000	21,665,022	17,050,000

PCX Aerostructures, LLC (4%)*	Aerospace Components Manufacturer	Subordinated Note (6% Cash, Due 8/21)	32,411,713	32,033,986	24,120,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (1,411 shares)		1,410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			32,411,713	39,540,601	24,120,000

Team Waste, LLC (2%)*	Environmental and Facilities Services	Preferred Units (500,000 units)		10,000,000	10,000,000
				10,000,000	10,000,000

Technology Crops, LLC (1%)*	Supply Chain Management Services	Senior Notes (12% Cash, Due 08/19)	11,294,102	11,294,102	7,502,000
		Common Units (50 units)		500,000	—
			11,294,102	11,794,102	7,502,000

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,484,477	9,408,658	9,408,658
		Preferred Units (1,685,357 units)		1,556,069	1,727,000
			9,484,477	10,964,727	11,135,658

Tulcan Fund IV, L.P. (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	319,000
		Common Shares (100,000 shares)		1,000,000	513,000
				1,205,748	832,000

Wythe Will Tzetzo, LLC (0%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	1,364,000
				—	1,364,000

Subtotal Affiliate Investments			104,759,125	137,525,785	136,933,857

Control Investments:
CRS-SPV, Inc. (3%)*	Fluid Reprocessing Services	Common Stock (1,100 shares)		18,428,000	20,283,000
				18,428,000	20,283,000

Frank Entertainment Group, LLC (1%)*	Movie Theatre and Family Entertainment Operator	Senior Note (6% Cash, Due 06/19)(6)	11,330,235	10,577,639	6,318,000
		Second Lien Term Note (2.5% Cash, Due 09/19)(6)	2,921,797	2,859,570	—
		Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class B Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class A Common Units (606,552 units)		1,000,000	—
			14,252,032	20,037,209	6,318,000

FrontStream Holdings, LLC (1%)*	Payment and Donation Management Product Service Provider	Subordinated Note (LIBOR + 6.0%, 7.7% Cash, Due 12/20)(6)(8)	17,440,312	16,523,389	8,585,000
		Common Stock (1,000 shares)		500,000	—
			17,440,312	17,023,389	8,585,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 03/21)	$8,462,629	$8,454,811	$3,750,000
		Series A Convertible Preferred Stock (60,000 shares)		250,575	—
		Series B Convertible Preferred Stock (20,000 shares)		500,144	—
		Common Stock (27,890 shares)		279	—
			8,462,629	9,205,809	3,750,000

Subtotal Control Investments			40,154,973	64,694,407	38,936,000

Total Investments, March 31, 2018 (150%)*			$947,162,831	$1,059,391,790	$963,985,230

*    Fair value as a percentage of net assets

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

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 1.5% of total investments at fair value as of March 31, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(5)	PIK non-accrual investment

(6)	Non-accrual investment

(7)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

(8)
Index-based floating interest rate is subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

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

*    Fair value as a percentage of net assets

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

(8)
Index-based floating interest rate is subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

(9)	Effective February 9, 2018, the Company's debt investments in PCX Aerostructures, LLC were amended to provide for cash interest at an all-in rate of 6% per annum.
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
The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and accompanying notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification ("ASC") Topic 606) ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. Financial instruments that fall within the scope of ASC 320, Investments - Debt and Equity Securities, are excluded from the scope of ASU 2014-09. The Company adopted ASU 2014-09 effective January 1, 2018 and determined that its financial instruments are excluded from the scope of ASU 2014-09. The adoption of ASU 2014-09 resulted in no material changes to the recognition, timing and classification of revenues and expenses and no significant impact on its consolidated financial statement disclosures.
2. INVESTMENTS
Portfolio Composition
The Company invests primarily in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, the Company generally invests in one or more equity instruments of the borrower, such as direct preferred or common equity interests. The Company's investments generally range from $5.0 million to $50.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2018:
Subordinated debt and 2nd lien notes	$634,127,821	60%	$532,821,494	55%
Senior debt and 1st lien notes	291,570,639	28	275,617,921	29
Equity shares	132,001,713	12	154,162,815	16
Equity warrants	1,691,617	—	1,383,000	—
	$1,059,391,790	100%	$963,985,230	100%
December 31, 2017:
Subordinated debt and 2nd lien notes	$710,543,854	63%	$589,548,358	58%
Senior debt and 1st lien notes	275,088,787	25	262,803,297	26
Equity shares	134,301,587	12	162,543,691	16
Equity warrants	1,691,617	—	1,389,000	—
	$1,121,625,845	100%	$1,016,284,346	100%
During the three months ended March 31, 2018, the Company made investments in nine existing portfolio companies totaling approximately $28.3 million. During the three months ended March 31, 2017, the Company made nine new investments totaling approximately $146.6 million and investments in ten existing portfolio companies totaling approximately $14.9 million.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%
December 31, 2017	21	35%
March 31, 2018	14	24%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at March 31, 2018 and December 31, 2017 are summarized as follows:

March 31, 2018:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$481,234,494	Income Approach	Required Rate of Return	9.0% – 18.0%	12.2%
			Leverage Ratio	2.6x – 7.3x	5.0x
			Adjusted EBITDA	$3.6 million – $1.0 billion	$42.8 million
Subordinated debt and 2nd lien notes	14,352,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.5x – 7.0x	6.2x
			Adjusted EBITDA	$0.9 million – $6.4 million	$4.2 million
Senior debt and 1st lien notes	275,617,921	Income Approach	Required Rate of Return	7.4% – 25.0%	11.0%
			Leverage Ratio	0.8x – 8.7x	4.6x
			Adjusted EBITDA	$2.4 million – $152.1 million	$16.8 million
Equity shares and warrants	151,845,775	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 17.3x	7.9x
			Adjusted EBITDA	$0.9 million – $60.0 million	$16.3 million
			Revenue Multiple	0.9x – 3.0x	1.3x
			Revenues	$16.9 million – $76.2 million	$53.0 million

(1)
One subordinated debt investment with a fair value of $16,435,000, one second lien debt investment with a fair value of $20,800,000 and one equity investment with a fair value of $3,700,040 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of March 31, 2018 and December 31, 2017, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$532,821,494	$532,821,494
Senior debt and 1st lien notes	—	—	275,617,921	275,617,921
Equity shares	—	—	154,162,815	154,162,815
Equity warrants	—	—	1,383,000	1,383,000
	$—	$—	$963,985,230	$963,985,230

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$589,548,358	$589,548,358
Senior debt and 1st lien notes	—	—	262,803,297	262,803,297
Equity shares	—	—	162,543,691	162,543,691
Equity warrants	—	—	1,389,000	1,389,000
	$—	$—	$1,016,284,346	$1,016,284,346
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$589,548,358	$262,803,297	$162,543,691	$1,389,000	$1,016,284,346
New investments	7,500,000	19,274,897	1,510,176	—	28,285,073
Reclassifications	(8,617,000)	8,617,000	—	—	—
Proceeds from sales of investments	—	—	(12,679,815)	(708)	(12,680,523)
Loan origination fees received	—	(205,499)	—	—	(205,499)
Principal repayments received	(54,962,057)	(13,797,604)	—	—	(68,759,661)
PIK interest earned	1,614,863	113,858	—	—	1,728,721
PIK interest payments received	(1,751,161)	(1,403,097)	—	—	(3,154,258)
Accretion of loan discounts	5,986	—	—	—	5,986
Accretion of deferred loan origination revenue	1,019,197	205,195	—	—	1,224,392
Realized gain (loss)	(17,548,759)	—	8,869,765	708	(8,678,286)
Unrealized gain (loss)	16,012,067	9,874	(6,081,002)	(6,000)	9,934,939
Fair value, end of period	$532,821,494	$275,617,921	$154,162,815	$1,383,000	$963,985,230

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	64,868,421	91,059,316	5,590,356	—	161,518,093
Proceeds from sales of investments	—	—	(6,266,765)	(33,003)	(6,299,768)
Loan origination fees received	(1,255,000)	(1,383,485)	—	—	(2,638,485)
Principal repayments received	(46,128,905)	(1,342,038)	—	—	(47,470,943)
PIK interest earned	3,041,385	336,463	—	—	3,377,848
PIK interest payments received	(2,687,416)	—	—	—	(2,687,416)
Accretion of loan discounts	28,786	54,694	—	—	83,480
Accretion of deferred loan origination revenue	1,092,544	256,865	—	—	1,349,409
Realized gain (loss)	(13,353,325)	—	493,363	(458,997)	(13,318,959)
Unrealized gain (loss)	3,009,036	(470,608)	(1,831,066)	681,000	1,388,362
Fair value, end of period	$698,774,893	$280,154,364	$152,202,545	$2,077,000	$1,133,208,802

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on investments of $3.1 million during the three months ended March 31, 2018 was related to portfolio company investments that were still held by the Company as of March 31, 2018. Pre-tax net unrealized depreciation on investments of $11.0 million during the three months ended March 31, 2017 was related to portfolio company investments that were still held by the Company as of March 31, 2017.
The Company’s primary investment objective is to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the three months ended March 31, 2018, the Company made investments of approximately $18.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2018, the Company made investments of $10.0 million in companies to which it was previously committed to provide such financing.
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
Fee income for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Recurring Fee Income:
Amortization of loan origination fees	$580,925	$619,200
Management, valuation and other fees	197,761	201,960
Total Recurring Fee Income	778,686	821,160
Non-Recurring Fee Income:
Prepayment fees	238,932	716,133
Acceleration of unamortized loan origination fees	643,467	730,209
Loan amendment fees	—	50,000
Other fees	126,905	—
Total Non-Recurring Fee Income	1,009,304	1,496,342
Total Fee Income	$1,787,990	$2,317,502
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
Concentration of Credit Risk
The Company’s investments are generally in lower middle market companies in a variety of industries. As of both March 31, 2018 and December 31, 2017, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2018 and December 31, 2017, the Company’s largest single portfolio company investment represented approximately 6.2% and 5.6%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
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
As of March 31, 2018, $787.8 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility, as amended on May 1, 2017 (the “Credit Facility”), and $399.3 million were subject to superior claim over the Company's stockholders by the SBA. If the Company defaults on its obligations under the Credit Facility or its SBA-guaranteed debentures, the lenders and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claims.

Investments Denominated in Foreign Currency
As of March 31, 2018, the Company held an investment in one portfolio company that was denominated in Canadian dollars. As of December 31, 2017, the Company held investments in two portfolio companies that were denominated in Canadian dollars.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

3. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following schedules present information about investments in and advances to affiliates for the three months ended March 31, 2018 and year ended December 31, 2017:

Three Months Ended March 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions(4)	March 31, 2018 Value
Portfolio Company	Type of Investment(1)
Control Investments:

CRS-SPV, Inc.	Common Stock (1,100 shares)	$—	$—	$100,000	$20,283,000	$—	$—	$20,283,000
		—	—	100,000	20,283,000	—	—	20,283,000

Frank Entertainment Group, LLC	Senior Note (6% Cash, Due 06/19)(5)	—	(54,145)	—	6,541,000	—	223,000	6,318,000
	Second Lien Term Note (2.5% Cash)(5)	—	19,909	—	—	19,909	19,909	—
	Redeemable Preferred Units (2,800,000 units)	—	—	—	—	—	—	—
	Redeemable Class B Preferred Units (2,800,000 units)	—	—	—	—	—	—	—
	Class A Common Units (606,552 units)	—	—	—	—	—	—	—
		—	(34,236)	—	6,541,000	19,909	242,909	6,318,000

FrontStream Holdings, LLC	Subordinate Note (LIBOR + 6.0%, 7.7% Cash)(5)(6)	—	(1,329,000)	—	7,414,000	2,500,000	1,329,000	8,585,000
	Common Stock (1,000 shares)	—	—	—	—	—	—	—
		—	(1,329,000)	—	7,414,000	2,500,000	1,329,000	8,585,000

Frontstreet Facility Solutions, Inc.	Subordinated Note (13% Cash)	—	(7,639)	275,036	3,750,000	7,639	7,639	3,750,000
	Series A Convertible Preferred Stock (60,000 shares)	—	—	—	—	—	—	—
	Series B Convertible Preferred Stock (20,000 shares)	—	—	—	—	—	—	—
	Common Stock (27,890 shares)	—	—	—	—	—	—	—
		—	(7,639)	275,036	3,750,000	7,639	7,639	3,750,000

Investments not held at the end of the period		4,000	—	—	—	4,000	4,000	—

Total Control Investments		4,000	(1,370,875)	375,036	37,988,000	2,531,548	1,583,548	38,936,000

Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	101,129	(155,098)	149,598	6,434,000	162,778	6,596,778	—
	Units (318,977 units)	(535,011)	527,331	—	266,000	527,331	793,331	—
		(433,882)	372,233	149,598	6,700,000	690,109	7,390,109	—

Consolidated Lumber Holdings, LLC	Class A Units (15,000 units)	—	(191,000)	4,550	4,500,000	—	191,000	4,309,000
		—	(191,000)	4,550	4,500,000	—	191,000	4,309,000

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions(4)	March 31, 2018 Value
Portfolio Company	Type of Investment(1)
FCL Holding SPV, LLC	Class A Interest (24,873 units)	$—	$51,000	$—	$570,000	$51,000	$—	$621,000
	Class B Interest (48,427 units)	—	—	—	—	—	—	—
	Class B Interest (3,746 units)	—	—	—	—	—	—	—
		—	51,000	—	570,000	51,000	—	621,000

Mac Land Holdings, Inc.	Common Stock (139 shares)	—	—	—	—	—	—	—
		—	—	—	—	—	—	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	—	—	894,250	23,308,085	142,495	—	23,450,580
	Jr. Subordinated Note (10% PIK)	—	—	137,872	5,114,592	137,872	—	5,252,464
	Jr. Subordinated Bridge Note (20% PIK)	—	—	123,860	2,412,295	123,860	—	2,536,155
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	256,000	—	10,390,000	256,000	—	10,646,000
	Common Stock (1,668,691 shares)	—	2,071,000	—	16,044,000	2,071,000	—	18,115,000
		—	2,327,000	1,155,982	57,268,972	2,731,227	—	60,000,199

Passport Food Group, LLC	Senior Notes (LIBOR + 9.0%, 10.7% Cash, Due 03/22)(6)	—	328,138	561,709	16,672,000	345,000	—	17,017,000
	Common Stock (20,000 shares)	—	(324,000)	—	357,000	—	324,000	33,000
		—	4,138	561,709	17,029,000	345,000	324,000	17,050,000

PCX Aerostructures, LLC	Subordinated Note (6% Cash)	—	756,014	664,949	22,574,000	1,546,000	—	24,120,000
	Subordinated Note (6% PIK)	—	211,286	5,068	548,000	216,354	764,354	—
	Series A Preferred Stock (6,066 shares)	—	—	—	—	—	—	—
	Series B Preferred Stock (1,411 shares)	—	(1,000,000)	—	—	1,000,000	1,000,000	—
	Class A Common Stock (121,922 shares)	—	—	—	—	—	—	—
		—	(32,700)	670,017	23,122,000	2,762,354	1,764,354	24,120,000

Team Waste, LLC	Subordinated Note (10% Cash, 2% PIK)	—	—	297,923	4,930,962	113,713	5,044,675	—
	Preferred Units (500,000 units)	3,750,000	—	—	10,000,000	3,750,000	3,750,000	10,000,000
		3,750,000	—	297,923	14,930,962	3,863,713	8,794,675	10,000,000

Technology Crops, LLC	Senior Notes (12% Cash)	—	(115,000)	363,215	8,617,000	—	1,115,000	7,502,000
	Common Units (50 units)	—	—	—	—	—	—	—
		—	(115,000)	363,215	8,617,000	—	1,115,000	7,502,000

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	278,156	9,431,015	39,886	62,243	9,408,658
	Preferred Units (1,685,357 units)	—	203,000	—	1,524,000	203,000	—	1,727,000
		—	203,000	278,156	10,955,015	242,886	62,243	11,135,658

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions(4)	March 31, 2018 Value
Portfolio Company	Type of Investment(1)
Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	$—	$—	$—	$—	$—	$—	$—
		—	—	—	—	—	—	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	17,000	—	302,000	17,000	—	319,000
	Common Shares (100,000 shares)	—	94,000	—	419,000	94,000	—	513,000
		—	111,000	—	721,000	111,000	—	832,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(1,324,000)	—	2,688,000	—	1,324,000	1,364,000
		—	(1,324,000)	—	2,688,000	—	1,324,000	1,364,000

Investments not held at the end of the period		(58,920)	—	—	—	58,920	58,920	—
Deferred taxes		—	49,660	—	—	—	—	—

Total Affiliate Investments		$3,257,198	$1,455,331	$3,481,150	$147,101,949	$10,856,209	$21,024,301	$136,933,857

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
Control Investments:
CRS Reprocessing, LLC	Debtor in Possession Loan (8% PIK)	$(2,634,714)	$—	$—	$—	$4,000,000	$4,000,000	$—
	Senior Notes (LIBOR + 3.5%)(6)	(1,938,339)	—	79,534	2,942,769	—	2,942,769	—
	Split Collateral Term Loans (8% Cash)	(11,554,845)	5,010,464	513,963	6,182,000	11,360,464	17,542,464	—
	Subordinated Note (5% Cash)	(82,335)	—	—	—	125,000	125,000	—
	Series F Preferred Units (705,321 units)	(9,134,807)	9,134,807	—	—	—	—	—
	Common Units (15,174 units)	—	—	—	—	—		—
		(25,345,040)	14,145,271	593,497	9,124,769	15,485,464	24,610,233	—

CRS-SPV, Inc.	Common Stock (1,100 shares)	—	1,855,000	—	—	20,283,000	—	20,283,000
		—	1,855,000	—	—	20,283,000	—	20,283,000

DCWV Acquisition Corporation	Senior Subordinated Note (15% PIK)	(250,000)	—	—	250,000	—	250,000	—
	Subordinated Note (12% Cash, 3% PIK)	(4,396,350)	4,789,633	—	1,389,000	4,789,633	6,178,633	—
	Jr. Subordinated Note (15% PIK)	(2,000,000)	2,000,000	—	—	2,000,000	2,000,000	—
	Series A Preferred Equity (1,200 shares)	(1,200,000)	1,200,000	—	—	1,200,000	1,200,000	—
	100% Common Shares	—	—	—	—	—	—	—
		(7,846,350)	7,989,633	—	1,639,000	7,989,633	9,628,633	—

DialogDirect, Inc.	Subordinated Note (8% PIK)	(7,523,038)	6,640,226	—	—	20,020,227	20,020,227	—
	Class A Common Units (1,176,500 units)	—	—	—	—	—	—	—
		(7,523,038)	6,640,226	—	—	20,020,227	20,020,227	—

Frank Entertainment Group, LLC(7)	Senior Note (6% Cash)(5)	—	(3,127,606)	—	—	9,808,054	3,267,054	6,541,000
	Second Lien Term Note (2.5% Cash)(5)	—	(2,705,479)	—	—	2,715,723	2,715,723	—
	Redeemable Preferred Units (2,800,000 units)	—	(1,074,000)	—	—	1,074,000	1,074,000	—
	Redeemable Class B Preferred Units (2,800,000 units)	—	—	—	—	—	—	—
	Class A Common Units (606,552 units)	—	—	—	—	—	—	—
		—	(6,907,085)	—	—	13,597,777	7,056,777	6,541,000

FrontStream Holdings, LLC	Subordinate Note (LIBOR + 6%, 7.3% Cash)(5)(6)	—	348,542	—	—	7,663,542	249,542	7,414,000
	Common Stock (1,000 shares)	—	—	—	—	—	—	—
		—	348,542	—	—	7,663,542	249,542	7,414,000

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
Frontstreet Facility Solutions, Inc.	Subordinated Note (13% Cash)	$—	$(1,014,755)	$569,586	$—	$4,764,755	$1,014,755	$3,750,000
	Series A Convertible Preferred Stock (60,000 shares)	—	(575)	—	—	575	575	—
	Series B Convertible Preferred Stock (20,000 shares)	—	(144)	—	—	144	144	—
	Common Stock (27,890 shares)	—	(279)	—	—	279	279	—
		—	(1,015,753)	569,586	—	4,765,753	1,015,753	3,750,000

Gerli & Company	Subordinated Note (13% Cash)	(375,000)	375,000	—	—	375,000	375,000	—
	Subordinated Note (8.5% Cash)	(3,000,000)	3,000,000	—	—	3,000,000	3,000,000	—
	Class A Preferred Shares (1,211 shares)	(855,000)	855,000	—	—	855,000	855,000	—
	Class C Preferred Shares (744 shares)	—	—	—	—	—	—	—
	Class E Preferred Shares (400 shares)	(161,440)	161,440	—	—	161,440	161,440	—
	Common Stock (300 shares)	(100,000)	100,000	—	—	100,000	100,000	—
		(4,491,440)	4,491,440	—	—	4,491,440	4,491,440	—

SRC Worldwide, Inc.	Common Stock (5,000 shares)	—	—	400,000	8,028,000	—	8,028,000	—
		—	—	400,000	8,028,000	—	8,028,000	—

Total Control Investments		(45,205,868)	27,547,274	1,563,083	18,791,769	94,296,836	75,100,605	37,988,000

Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	—	155,098	878,223	6,249,220	249,113	64,333	6,434,000
	Units (318,977 units)	—	(488,000)	—	754,000	—	488,000	266,000
		—	(332,902)	878,223	7,003,220	249,113	552,333	6,700,000

CIS Secure Computing Inc.	Subordinated Note (12% Cash, 3% PIK)	—	—	1,154,260	11,670,708	207,319	11,878,027	—
	Common Stock (84 shares)	1,679,180	(1,652,680)	—	2,155,000	1,679,181	3,834,181	—
		1,679,180	(1,652,680)	1,154,260	13,825,708	1,886,500	15,712,208	—

Consolidated Lumber Holdings, LLC	Subordinated Note (10% Cash, 2% PIK)	—	(156,611)	194,082	4,278,000	78,750	4,356,750	—
	Class A Units (15,000 units)	—	2,019,000	274,167	2,481,000	2,019,000	—	4,500,000
		—	1,862,389	468,249	6,759,000	2,097,750	4,356,750	4,500,000

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
DPII Holdings, LLC	Tranche III Subordinated Note (19% PIK)	$(2,269,044)	$871,000	$—	$2,356,001	$871,000	$3,227,001	$—
	Tranche I & II Subordinated Notes (12% Cash, 4% PIK)	(462)	2,148,462	—	—	2,148,462	2,148,462	—
	Class A Membership Interest (17,308 units)	(1,107,692)	1,107,692	—	—	1,107,692	1,107,692	—
		(3,377,198)	4,127,154	—	2,356,001	4,127,154	6,483,155	—

FCL Holding SPV, LLC	Class A Interest (24,873 units)	—	(75,000)	45,452	645,000	—	75,000	570,000
	Class B Interest (48,427 units)	—	(101,000)	—	101,000	—	101,000	—
	Class B Interest (3,746 units)	—		—	—	—	—	—
		—	(176,000)	45,452	746,000	—	176,000	570,000

Frank Entertainment Group, LLC(7)	Senior Note (LIBOR + 7%, 10% Cash, 5.8% PIK)(6)	—	(1,077,888)	823,087	9,940,684	351,600	10,292,284	—
	Second Lien Term Note (10% Cash)	—	(174,000)	15,000	—	1,200,000	1,200,000	—
	Class A Redeemable Preferred Units (10.5% Cash) (196,718 units)	—	(3,492,904)	—	4,566,904	—	4,566,904	—
	Class B Redeemable Preferred Units (18,667 units)	—	(1,660,810)	—	1,660,810	—	1,660,810	—
	Class C Redeemable Preferred Units (25,846 units)	—	(600,000)	—	600,000	—	600,000	—
	Class A Common Units (43,077 units)	—	—	—	—	—	—	—
	Class A Common Warrants	—	—	—	—	—	—	—
		—	(7,005,602)	838,087	16,768,398	1,551,600	18,319,998	—

Mac Land Holdings, Inc.	Common Stock (139 shares)	—	(369,000)	—	—	369,000	369,000	—
		—	(369,000)	—	—	369,000	369,000	—

MS Bakery Holdings, Inc.	Preferred Units (233 units)	185,133	(185,133)	—	397,000	185,133	582,133	—
	Common B Units (3,000 units)	2,087,323	(2,086,860)	—	2,110,000	2,087,323	4,197,323	—
	Common A Units (1,652 units)	1,147,007	(1,147,007)	—	1,162,000	1,147,007	2,309,007	—
		3,419,463	(3,419,000)	—	3,669,000	3,419,463	7,088,463	—

Native Maine Operations, Inc.	Senior Notes (LIBOR + 9%)(6)	—	—	1,338,898	—	18,000,000	18,000,000	—
	Preferred Units (20,000 units)	—	—	—	—	2,000,000	2,000,000	—
		—	—	1,338,898	—	20,000,000	20,000,000	—

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	$—	$—	$3,540,905	$22,751,190	$556,895	$—	$23,308,085
	Jr. Subordinated Note (10% PIK)	—	—	503,674	4,595,921	518,671	—	5,114,592
	Jr. Subordinated Bridge Note (20% PIK)	—	—	439,568	1,972,727	439,568	—	2,412,295
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	978,000	—	9,412,000	978,000	—	10,390,000
	Common Stock (1,668,691 shares)	—	6,265,000	—	9,779,000	6,265,000	—	16,044,000
		—	7,243,000	4,484,147	48,510,838	8,758,134	—	57,268,972

Passport Food Group, LLC	Senior Notes (LIBOR + 9.0%, 10.3% Cash)(6)	—	(2,976,160)	1,621,494	—	19,648,160	2,976,160	16,672,000
	Common Stock (20,000 shares)	—	(1,643,000)	—	—	2,000,000	1,643,000	357,000
		—	(4,619,160)	1,621,494	—	21,648,160	4,619,160	17,029,000

PCX Aerostructures, LLC	Subordinated Note (10.5% Cash)(8)	—	(1,481,848)	3,354,176	21,960,000	2,095,848	1,481,848	22,574,000
	Subordinated Note (6% PIK)(8)	—	(211,286)	—	—	759,286	211,286	548,000
	Series A Preferred Stock (6,066 shares)	—	—	—	—	—	—	—
	Series B Preferred Stock (411 shares)	—	—	—	—	—	—	—
	Class A Common Stock (121,922 shares)	—	—	—	—	—	—	—
		—	(1,693,134)	3,354,176	21,960,000	2,855,134	1,693,134	23,122,000

Team Waste, LLC	Subordinated Note (10% Cash, 2% PIK)	—	—	171,863	—	4,930,962	—	4,930,962
	Preferred Units (500,000 units)	—	—	9,000	9,100,000	900,000	—	10,000,000
		—	—	180,863	9,100,000	5,830,962	—	14,930,962

Technology Crops, LLC	Subordinated Notes (12% Cash)	—	(3,677,102)	1,930,662	11,837,622	456,480	3,677,102	8,617,000
	Common Units (50 units)	—	—	—	—	—	—	—
		—	(3,677,102)	1,930,662	11,837,622	456,480	3,677,102	8,617,000

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	1,143,884	9,521,986	158,001	248,972	9,431,015
	Preferred Units (1,685,357 units)	—	254,000	—	1,270,000	254,000	—	1,524,000
		—	254,000	1,143,884	10,791,986	412,001	248,972	10,955,015

Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	—	—	—	—	—	—	—
		—	—	—	—	—	—	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	45,000	—	257,000	45,000	—	302,000
	Common Shares (100,000 shares)	—	118,000	—	301,000	118,000	—	419,000
		—	163,000	—	558,000	163,000	—	721,000

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2016 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2017 Value
Portfolio Company	Type of Investment(1)
Waste Recyclers Holdings, LLC	Class A Preferred Units (280 units)	$(2,251,100)	$2,251,100	$—	$—	$2,251,100	$2,251,100	$—
	Class B Preferred Units (11,484,867 units)	(2,935,218)	2,487,218	—	817,000	2,487,218	3,304,218	—
	Common Unit Purchase Warrant (1,170,083 units)	(748,900)	748,900	—	—	748,900	748,900	—
	Common Units (153,219 units)	(180,783)	180,783	—	—	180,783	180,783	—
		(6,116,001)	5,668,001	—	817,000	5,668,001	6,485,001	—

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(4,120,000)	—	6,808,000	—	4,120,000	2,688,000
		—	(4,120,000)	—	6,808,000	—	4,120,000	2,688,000

Investments not held at the end of the period		414,889	—	—	—	414,889	414,889	—
Deferred taxes		—	390,990	—	—	—	—	—

Total Affiliate Investments		$(3,979,667)	$(7,356,046)	$17,438,395	$161,510,773	$79,907,341	$94,316,165	$147,101,949

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

any related guidance from the SEC or the FASB may change, which may require us to refine the Company's estimates in the future.
For federal income tax purposes, the cost of investments owned as of March 31, 2018 and December 31, 2017 was approximately $1,060.6 million and $1,123.7 million, respectively. As of March 31, 2018, net unrealized depreciation on the Company's investments (tax basis) was approximately $97.9 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $88.4 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $186.3 million. As of December 31, 2017, net unrealized depreciation on the Company's investments (tax basis) was approximately $107.8 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $89.2 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $197.0 million.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2018 and December 31, 2017:

Issuance/Pooling Date	Maturity Date	Interest Rate as of March 31, 2018	March 31, 2018	December 31, 2017
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 21, 2016	September 1, 2026	2.723%	32,800,000	32,800,000
Less: Deferred financing fees			(3,441,508)	(3,678,875)
Total SBA-Guaranteed Debentures			$246,558,492	$246,321,125
Credit Facility:
May 1, 2017	April 30, 2022	4.420%	$125,001,284	$156,070,484
Total Credit Facility			$125,001,284	$156,070,484
Notes:
October 19, 2012	December 15, 2022	6.375%	$80,500,000	$80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(3,171,914)	(3,341,699)
Total Notes			$163,578,086	$163,408,301

SBA-Guaranteed Debentures
Under the Small Business Investment Act of 1958, as amended, and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, with SBA approval, up to three times) the amount of its regulatory capital. As of March 31, 2018, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of March 31, 2018, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The weighted average interest rate for all SBA-guaranteed debentures as of both March 31, 2018 and December 31, 2017 was 3.90%. As of both March 31, 2018 and December 31, 2017, all SBA-guaranteed debentures were pooled.

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
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2018 and December 31, 2017, the carrying amounts of the SBA-guaranteed debentures were approximately $246.6 million and $246.3 million, respectively. As of March 31, 2018 and December 31, 2017, the fair values of the SBA-guaranteed debentures were $259.1 million and $262.2 million, respectively. As of March 31, 2018, the Company was in compliance with SBA regulatory requirements.
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
As of March 31, 2018, the Company had United States dollar borrowings of $116.0 million outstanding under the Credit Facility with an interest rate of 4.42% and non-United States dollar borrowings denominated in Canadian dollars of $11.6 million ($9.0 million in United States dollars) outstanding under the Credit Facility with an interest rate of 4.42%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2017, the Company had United States dollar borrowings of $139.3 million outstanding under the Credit Facility with an interest rate of 4.12% and non-United States dollar borrowings denominated in Canadian dollars of $21.0 million ($16.8 million United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 4.16%.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2018 and December 31, 2017, the fair values of the borrowings outstanding under the Credit Facility were $125.0 million and $156.1 million, respectively.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all covenants of the Credit Facility.
Notes
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. As of both March 31, 2018 and December 31, 2017, the carrying amount of the December 2022 Notes was $79.0 million. As of March 31, 2018 and December 31, 2017, the fair values of the December 2022 Notes were $81.0 million and $80.9 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of March 31, 2018 and December 31, 2017, the carrying amounts of the March 2022 Notes were $84.5 million and $84.4 million, respectively. As of March 31, 2018 and December 31, 2017, the fair values of the March 2022 Notes were $86.8 million and $86.9 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (“SEC”), (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2018 and December 31, 2017, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The following table presents information with respect to equity-based compensation for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	748,674	$19.79	631,622	$21.23
Shares granted during the period	409,000	$10.68	347,000	$19.25
Shares vested during the period	(266,250)	$20.66	(219,609)	$22.65
Unvested shares, end of period	891,424	$15.35	759,013	$19.92

In both the three months ended March 31, 2018 and March 31, 2017, the Company recognized equity-based compensation expense of approximately $1.5 million. As of March 31, 2018, there was approximately $12.5 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 2.1 years, however, if the sale of the Company's investment portfolio as discussed further in Note 10 - Subsequent Events, is consummated, such cost will be recognized at the closing of such transaction.
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
7. TRANSACTIONS WITH CONTROLLED COMPANIES
During each of the three months ended March 31, 2018 and 2017, the Company received management fees from SRC Worldwide, Inc., a wholly-owned subsidiary of CRS-SPV, Inc., of $100,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the three months ended March 31, 2018 and 2017, the Company recognized dividend and interest income from control investments as disclosed in Note 3 - Schedule of Investments in and Advances to Affiliates.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2018 and December 31, 2017 were as follows:

Portfolio Company	Investment Type	March 31, 2018	December 31, 2017
Deva Holdings, Inc.	Revolver	$2,500,000	$2,500,000
DLC Acquisition, LLC	Revolver	1,800,000	1,800,000
Frank Entertainment Group, LLC(1)	Delayed Draw Senior	130,212	130,212
Frank Entertainment Group, LLC(1)	Delayed Draw Second Lien	303,827	303,827
HKW Capital Partners IV, L.P.	Private Equity	91,985	214,823
ICP Industries Inc.	Delayed Draw Term Loan	—	5,000,000
Lakeview Health Acquisition Company(1)	Revolver	1,387,367	1,387,367
Micross Solutions, LLC(1)	Delayed Draw Term Loan	3,000,000	3,000,000
Nautic Partners VII, LP(1)	Private Equity	492,853	509,080
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	649,143	649,143
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	—	4,500,000
SCUF Gaming, Inc.(1)	Revolver	2,000,000	2,000,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	19,096,531	18,826,531
SPC Partners V, LP	Private Equity	185,297	185,297
SPC Partners VI, LP	Private Equity	2,524,550	2,792,172
Tate's Bake Shop	Revolver	550,000	550,000
Technology Crops, LLC(1)	Revolver	1,250,000	—
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
Vinvention Capital Partners TE LP (F/K/A Nomacorc, LLC) (1)	Equity Investment	633,385	838,813
Total unused commitments to extend financing		$39,595,150	$48,187,265

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the value of any unfunded commitments.

The Company and certain current and former executive officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Southern District of New York (and then transferred to the United States District Court for the Eastern District of North Carolina) on behalf of all persons who purchased or otherwise acquired our common stock between May 7, 2014 and November 1, 2017. The first lawsuit was filed on November 21, 2017, and was captioned Elias Dagher, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00015-FL (the “Dagher Action”). The second lawsuit was filed on November 28, 2017, and was captioned Gary W. Holden, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00010-FL (the “Holden Action”). The Dagher Action and the Holden Action were consolidated and are currently captioned In re Triangle Capital Corp. Securities Litigation, Master File No. 5:18-cv-00010-FL.
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. The time for the defendants to respond to the complaint has not yet expired.
In addition, the Company is party to certain lawsuits in the normal course of business. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

9. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Per share data:
Net asset value at beginning of period	$13.43	$15.13
Net investment income(1)	0.27	0.42
Net realized loss on investments(1)	(0.15)	(0.31)
Net unrealized appreciation on investments / foreign currency(1)	0.19	0.06
Total increase from investment operations(1)	0.31	0.17
Dividends paid to stockholders from net investment income	(0.30)	(0.45)
Common stock offering	—	0.61
Stock-based compensation	(0.07)	(0.11)
Other(2)	(0.01)	(0.06)
Net asset value at end of period	$13.36	$15.29
Market value at end of period(3)	$11.13	$19.09
Shares outstanding at end of period	48,024,614	47,681,397
Net assets at end of period	$641,511,702	$729,207,289
Average net assets	$644,726,863	$613,068,728
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	8.32%	8.07%
Ratio of net investment income to average net assets (annualized)	7.89%	11.63%
Portfolio turnover ratio	2.60%	5.44%
Total return(4)	20.41%	6.54%
Supplemental Data:
Efficiency ratio(5)	22.09%	18.09%

(1)	Weighted average basic per share data.

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

10. SUBSEQUENT EVENTS
On April 3, 2018, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with an affiliate of Benefit Street Partners L.L.C. (the "Asset Buyer”) under which the Company will, subject to stockholder approval, sell its December 31, 2017 investment portfolio, subject to certain adjustments to take into account portfolio activity since such date, to the Asset Buyer for approximately $981.2 million in cash. Simultaneously therewith, the Company entered into a stock purchase and transaction agreement (the "Externalization Agreement") with Barings LLC (“Barings”), through which Barings, subject to stockholder approval, will become the investment adviser to the Company in exchange for a cash payment from Barings of $85.0 million, or $1.78 per share, directly to the Company’s stockholders. In addition, Barings will make an investment of $100.0 million in newly issued shares of the Company’s common stock at net asset value at closing. Furthermore, Barings has committed to purchase up to $50.0 million of shares of the Company’s common stock in the open market at prices up to and including the then-current net asset value for a period of two years post-closing, after which Barings has agreed to use any remaining funds from the $50.0 million to purchase shares from the Company at the greater of the then-current net asset value and market price. Barings’ total financial commitment to the transaction is $235.0 million. Immediately following the closing of these transactions, the Company will launch a $50.0 million issuer tender to purchase shares of its common stock at prices up to and including net asset value per share.
The sale of the Company's investment portfolio to the Asset Buyer and the $85.0 million stockholder payment by Barings represent total cash consideration to the Company and to the Company's stockholders, net of the repayment of outstanding debt, of $691.2 million, or approximately $14.48 per share as of December 31, 2017, and 1.08x the Company’s December 31, 2017 net asset value per share. Net of estimated transaction expenses, other one-time charges and the repayment of outstanding debt, the sale of the Company’s December 31, 2017 investment portfolio and the $85.0 million stockholder payment represents total cash consideration to the Company and to the Company's stockholders of $658.6 million, or approximately $13.80 per share as of December 31, 2017, and 1.03x the Company’s December 31, 2017 net asset value.
The Company’s Board of Directors has unanimously approved the Asset Purchase Agreement, the Externalization Agreement and the transactions contemplated thereby, including the investment advisory agreement pursuant to which Barings will act as the Company’s investment adviser, and, subject to certain conditions, will recommend that the Company’s stockholders approve the same, along with certain other elements of the transactions. The Company intends to hold a special meeting of stockholders as soon as practicable to obtain the requisite stockholder approvals. Based on the terms of the Asset Purchase Agreement under which the Asset Buyer is deemed to have acquired the economics of the Company's investment portfolio at the signing thereof, the Company expects to discontinue paying a quarterly dividend starting with the second quarter of 2018. Assuming the proposed transactions are approved by the Company's stockholders, the Company expects the transactions to close in June or July of 2018, at which time stockholders will receive the payment of $1.78 per share as part of the Barings externalization transaction.
In conjunction with the closing of the proposed transactions, the Company will announce the redemption of the December 2022 Notes with an aggregate principal amount outstanding of $80.5 million and the March 2022 Notes with an aggregate principal amount outstanding of $86.25 million. Both series of notes will be redeemed, following at least 30 days’ notice prior to the date determined for redemption, at a price equal to the outstanding principal amount of the notes plus accrued interest to the date of redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended March 31, 2018, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
The Asset Sale and Externalization Transactions
As described further below, under “Recent Developments,” on April 3, 2018, we entered into: (i) an Asset Purchase Agreement, or the Asset Purchase Agreement, by and between us and BSP Asset Acquisition I, LLC (an affiliate of Benefit Street Partners L.L.C., or BSP), or the Asset Buyer and (ii) a Stock Purchase and Transaction Agreement, or the Externalization Agreement, by and between us and Barings LLC, or Barings (collectively, the "Transactions"). As discussed in greater detail below, if the transactions contemplated by the Asset Purchase Agreement and Externalization Agreement are completed, we will sell substantially all of our investment portfolio to the Asset Buyer and thereafter will commence operations as an externally managed BDC managed by Barings. In view of the foregoing, and in accordance with the terms of the Asset Purchase Agreement and Externalization Agreement, our focus has shifted primarily to managing our existing portfolio in contemplation of the transactions contemplated by the Asset Purchase Agreement and the Externalization Agreement, or the Transactions, rather than actively originating and/or selling portfolio investments.
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

Our business has historically been to provide capital to lower middle market companies located primarily in the United States. We focus on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $300.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $5.0 million and $75.0 million.
We have invested primarily in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, we generally invest in one or more equity instruments of the borrower, such as direct preferred or common equity interests. Our investments generally range from $5.0 million to $50.0 million per portfolio company. In certain situations, we have partnered with other funds to provide larger financing commitments.
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
As of March 31, 2018 and December 31, 2017, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 10.9% and 11.0%, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 9.4% and 9.6% as of March 31, 2018 and December 31, 2017, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 8.4% and 8.5% as of March 31, 2018 and December 31, 2017, respectively.
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
Recent Developments
Since our IPO in 2007, competition for private debt investment opportunities in the lower middle market has significantly intensified. One of the primary drivers of increased competition has been a large influx of capital from global investors seeking yield due to persistent low interest rates. This influx of capital has led to the formation of new competitive market participants with substantial amounts of capital to deploy, formidable financial, technological and marketing resources, and individualized risk tolerances. In addition, structural innovations within the leveraged loan market have afforded borrowers greater financing alternatives, thereby creating pricing pressure on all loan product categories. The combination of large inflows of capital, new competitive entrants, and expanded loan product offerings has created an imbalance between supply and demand and resulted in interest rate spread tightening and therefore the lowering of weighted-average yields associated with the investment portfolios of most BDC industry participants, including ours.
Historically, we have focused on investments in subordinated debt (or mezzanine) securities, which generally produce higher yields but typically carry higher amounts of principal risk versus more senior-oriented securities. For many years, this mezzanine strategy served us well, resulting in positive risk-adjusted returns and strong dividends per share. However, as our management began to observe the emerging trends noted above and more fully understand their potential impact, we began shifting the composition of our investment portfolio towards more lower-risk, senior securities and also towards larger companies which were expected to perform well in a later-stage economic environment. While investing in senior securities can reduce risks for stockholders due to lower volatility associated with fluctuations in principal loan values, such an investing strategy also produces lower investment yields and, depending on investment portfolio composition, reduces the overall weighted average yield of our investment portfolio. In order to control one’s investment position in senior securities, meaningfully larger commitments of capital are required on a per company basis as compared to junior securities such as subordinated or mezzanine debt. As we continued to face competition from larger, more well-capitalized debt capital providers, yield compression associated with our shift towards investing in senior securities further contributed to our net investment income and put pressure on our ability to sustain historic dividend levels. Consequently, in late 2015, our management and Board of Directors began reviewing strategic options by which we could enhance our competitive positioning in the direct lending industry. In 2016 and 2017, our management met regularly with external financial advisors to gain additional perspectives on the direct lending industry and on ways we might consider enhancing stockholder value.
Following the end of the fiscal quarter ended September 30, 2017, and in light of the challenges being presented by persistent low interest rates, new competition, a broader range of available financing products, and our size constraints due to our comparatively small balance sheet, our Board of Directors concluded that in order to maximize stockholder value over the longer term, we likely would be best served by finding a suitable strategic partner having the scale, scope, range of financing products and risk profile to navigate the increasingly sophisticated direct lending market. As a result, our Board of Directors formally engaged a financial advisor in November 2017 to explore potential strategic alternatives.
After a comprehensive review of potential strategic alternatives, on April 3, 2018, we entered into the Asset Purchase Agreement with the Asset Buyer under which we agreed, subject to stockholder approval, to sell our December 31, 2017 investment portfolio, subject to certain adjustments to take into account portfolio activity since such date, to the Asset Buyer for approximately $981.2 million in cash, such sale referred to herein as the Asset Sale. Simultaneously therewith, we entered the Externalization Agreement with Barings, through which Barings, subject to stockholder approval, will become our investment adviser in exchange for a cash payment from Barings of $85.0 million, or $1.78 per share, directly to our stockholders. In addition, Barings will make an investment of $100.0 million in newly issued shares of our common stock at net asset value at the closing of the Transactions. Furthermore, Barings has committed to purchase up to $50.0 million of our common stock in the open market at prices up to and including the then-current net asset value for a period of two years post-closing, after which Barings has agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares at the greater of the then-current net asset value and market price. Barings’ total financial commitment to the Transactions is $235.0 million. Immediately following the closing of the Transactions, we will launch a $50.0 million issuer tender to purchase shares of our common stock at prices up to and including net asset value per share. The transactions with Barings contemplated by the Externalization Agreement are collectively referred to herein as the Externalization Transaction.
The sale of our investment portfolio to the Asset Buyer and the $85.0 million stockholder payment by Barings represent total cash consideration to us and to our stockholders, net of the repayment of outstanding debt, of $691.2 million, or approximately $14.48 per share as of December 31, 2017, and 1.08x our December 31, 2017 net asset value per share. Net of estimated transaction expenses, other one-time charges and the repayment of outstanding debt, the sale of our December 31, 2017 investment portfolio and the $85.0 million stockholder payment represents total cash consideration to us and to our stockholders of $658.6 million, or approximately $13.80 per share as of December 31, 2017, and 1.03x our December 31, 2017 net asset value.
Our Board of Directors has unanimously approved the Asset Purchase Agreement, the Externalization Agreement and the transactions contemplated thereby, including the investment advisory agreement pursuant to which Barings will act as our investment adviser, or the Advisory Agreement, and, subject to certain conditions, will recommend that our stockholders approve the same, along with certain other elements of the Transactions. We intend to hold a special meeting of our stockholders, or the Special Meeting, as soon as practicable to obtain the requisite stockholder approvals. Based on the terms of the Asset Purchase Agreement under which the Asset Buyer is deemed to have acquired the economics of our investment portfolio at the signing thereof, we expect to discontinue paying a quarterly dividend starting with the second quarter of 2018. Assuming the Transactions are approved by our stockholders, we expect the transactions to close in June or July of 2018, at which time stockholders will receive the payment of $1.78 per share as part of the Externalization Transaction.
In conjunction with the closing of the Transactions, we will announce the redemption of our unsecured 6.375% notes due December 15, 2022, or the December 2022 Notes, with an aggregate principal amount outstanding of $80.5 million and our unsecured 6.375% notes due March 15, 2022, or the March 2022 Notes, with an aggregate principal amount outstanding of $86.25 million. Both series of notes will be redeemed, following at least 30 days’ notice prior to the date determined for redemption, at a price equal to the outstanding principal amount of the notes plus accrued interest to the date of redemption.
Portfolio Investment Composition
The total value of our investment portfolio was $964.0 million as of March 31, 2018, as compared to $1,016.3 million as of December 31, 2017. As of March 31, 2018, we had investments in 86 portfolio companies with an aggregate cost of $1,059.4 million. As of December 31, 2017, we had investments in 89 portfolio companies with an aggregate cost of $1,121.6 million. As of both March 31, 2018 and December 31, 2017, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2018 and December 31, 2017, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2018:
Subordinated debt and 2nd lien notes	$634,127,821	60%	$532,821,494	55%
Senior debt and 1st lien notes	291,570,639	28	275,617,921	29
Equity shares	132,001,713	12	154,162,815	16
Equity warrants	1,691,617	—	1,383,000	—
	$1,059,391,790	100%	$963,985,230	100%
December 31, 2017:
Subordinated debt and 2nd lien notes	$710,543,854	63%	$589,548,358	58%
Senior debt and 1st lien notes	275,088,787	25	262,803,297	26
Equity shares	134,301,587	12	162,543,691	16
Equity warrants	1,691,617	—	1,389,000	—
	$1,121,625,845	100%	$1,016,284,346	100%

Investment Activity
During the three months ended March 31, 2018, we made debt investments in four existing portfolio companies totaling $26.8 million and equity investments in five existing portfolio companies totaling $1.5 million. We had six portfolio company loans repaid at par totaling $64.0 million and received normal principal repayments and partial loan prepayments totaling $4.7 million in the three months ended March 31, 2018. We recognized a $16.1 million realized loss related to the exchange of one portfolio company debt investment for equity in that portfolio company. We received a $3.8 million distribution from one portfolio company and recognized this distribution as long-term capital gain income. In addition, we received proceeds related to the sales of certain equity securities totaling $8.9 million and recognized net realized gains on such sales totaling $5.1 million in the three months ended March 31, 2018.
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

Total portfolio investment activity for the three months ended March 31, 2018 and 2017 was as follows:

Three Months Ended March 31, 2018:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$589,548,358	$262,803,297	$162,543,691	$1,389,000	$1,016,284,346
New investments	7,500,000	19,274,897	1,510,176	—	28,285,073
Reclassifications	(8,617,000)	8,617,000	—	—	—
Proceeds from sales of investments	—	—	(12,679,815)	(708)	(12,680,523)
Loan origination fees received	—	(205,499)	—	—	(205,499)
Principal repayments received	(54,962,057)	(13,797,604)	—	—	(68,759,661)
PIK interest earned	1,614,863	113,858	—	—	1,728,721
PIK interest payments received	(1,751,161)	(1,403,097)	—	—	(3,154,258)
Accretion of loan discounts	5,986	—	—	—	5,986
Accretion of deferred loan origination revenue	1,019,197	205,195	—	—	1,224,392
Realized gain (loss)	(17,548,759)	—	8,869,765	708	(8,678,286)
Unrealized gain (loss)	16,012,067	9,874	(6,081,002)	(6,000)	9,934,939
Fair value, end of period	$532,821,494	$275,617,921	$154,162,815	$1,383,000	$963,985,230
Weighted average yield on debt investments at end of period(1)					10.9%
Weighted average yield on total investments at end of period(1)					9.4%
Weighted average yield on total investments at end of period					8.4%

(1)	Excludes non-accrual debt investments

Three Months Ended March 31, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	64,868,421	91,059,316	5,590,356	—	161,518,093
Reclassifications	—	—	—	—	—
Proceeds from sales of investments	—	—	(6,266,765)	(33,003)	(6,299,768)
Loan origination fees received	(1,255,000)	(1,383,485)	—	—	(2,638,485)
Principal repayments received	(46,128,905)	(1,342,038)	—	—	(47,470,943)
PIK interest earned	3,041,385	336,463	—	—	3,377,848
PIK interest payments received	(2,687,416)	—	—	—	(2,687,416)
Accretion of loan discounts	28,786	54,694	—	—	83,480
Accretion of deferred loan origination revenue	1,092,544	256,865	—	—	1,349,409
Realized gain (loss)	(13,353,325)	—	493,363	(458,997)	(13,318,959)
Unrealized gain (loss)	3,009,036	(470,608)	(1,831,066)	681,000	1,388,362
Fair value, end of period	$698,774,893	$280,154,364	$152,202,545	$2,077,000	$1,133,208,802
Weighted average yield on debt investments at end of period(1)					11.5%
Weighted average yield on total investments at end of period(1)					10.1%
Weighted average yield on total investments at end of period					10.1%

(1)	Excludes non-accrual debt investments

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2018, the fair value of our non-accrual assets was $16.9 million, which comprised 1.8% of the total fair value of our portfolio, and the cost of our non-accrual assets was $106.2 million, which comprised 10.0% of the total cost of our portfolio. As of December 31, 2017, the fair value of our non-accrual assets was $15.8 million, which comprised 1.6% of the total fair value of our portfolio, and the cost of our non-accrual assets was $120.1 million, which comprised 10.7% of the total cost of our portfolio.
Our non-accrual assets as of March 31, 2018 were as follows:
Cafe Enterprises, Inc.
During the three months ended June 30, 2017, we placed our subordinated debt investment in Cafe Enterprises, Inc., or Cafe, on PIK non-accrual status. In September 2017, we placed our debt investments in Cafe on non-accrual status effective with the quarterly payments due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Cafe for financial reporting purposes. As of March 31, 2018, the cost of our debt investments in Cafe was $15.7 million and the fair value of such investments was zero.
Community Intervention Services, Inc.
In June 2017, we placed our debt investment in Community Intervention Services, Inc., or Community, on non-accrual status effective with the quarterly payment due June 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Community for financial reporting purposes. As of March 31, 2018, the cost of our debt investment in Community was $17.7 million and the fair value of such investment was zero.
Eckler's Holdings, Inc.
During the three months ended June 30, 2017, we placed our subordinated debt investment in Eckler's Holdings, Inc., or Eckler's, on PIK non-accrual status and in September 2017, we placed our debt investment in Eckler's on non-accrual status effective with the quarterly payment due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Eckler's for financial reporting purposes. As of March 31, 2018, the cost of our debt investment in Eckler's was $13.2 million and the fair value of such investment was $0.2 million.
Frank Entertainment Group, LLC
In September 2017, we placed our debt investments in Frank Entertainment Group, LLC, or Frank, on non-accrual status effective with the monthly payments due July 31, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Frank for financial reporting purposes. As of March 31, 2018, the cost of our debt investments in Frank was $13.4 million and the fair value of such investments was $6.3 million.
FrontStream Holdings, LLC
In September 2017, we placed our debt investment in FrontStream Holdings, LLC, or Frontstream, on non-accrual status effective with the quarterly payment due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Frontstream for financial reporting purposes. As of March 31, 2018, the cost of our debt investment in Frontstream was $16.5 million and the fair value of such investment was $8.6 million.
GST AutoLeather, Inc.
On October 3, 2017, GST AutoLeather, Inc., or GST, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result, we placed our debt investment in GST on non-accrual status effective with the quarterly payment due September 30, 2017, and under U.S. GAAP, we no longer recognize interest income on our debt investment in GST for financial reporting purposes. As of March 31, 2018, the cost of our debt investment in GST was $23.1 million and the fair value of such investment was $0.2 million.

Media Storm, LLC
In September 2017, we placed our debt investment in Media Storm, LLC, or Media Storm, on non-accrual status effective with the quarterly payment due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Media Storm for financial reporting purposes. As of March 31, 2018, the cost of our debt investment in Media Storm was $6.5 million and the fair value of such investment was $1.6 million.
Results of Operations
Comparison of three months ended March 31, 2018 and March 31, 2017
Investment Income
For the three months ended March 31, 2018, total investment income was $26.1 million, a 13.6% decrease from $30.2 million of total investment income for the three months ended March 31, 2017. This decrease was primarily attributable to a decrease in portfolio debt investments from March 31, 2017 to March 31, 2018, a decrease in the weighted average yield on our debt investments from March 31, 2017 to March 31, 2018, a $0.5 million decrease in non-recurring fee income and a $0.1 million decrease in non-recurring dividend income. The weighted average yield on our debt investments (other than non-accrual investments) was 10.9% as of March 31, 2018, as compared to 11.5% as of March 31, 2017. Non-recurring fee income was $1.0 million for the three months ended March 31, 2018, as compared to $1.5 million for the three months ended March 31, 2017. Non-recurring dividend income was $0.2 million for the three months ended March 31, 2018, as compared to $0.3 million for the three months ended March 31, 2017.
Operating Expenses
For the three months ended March 31, 2018, operating expenses increased by 7.9% to $13.4 million from $12.4 million for the three months ended March 31, 2017. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the three months ended March 31, 2018, interest and other financing fees increased by 9.8% to $7.6 million from $6.9 million for the three months ended March 31, 2017. The increase in interest and other financing fees was primarily related to increased borrowings under our third amended and restated senior secured credit facility, as amended on May 1, 2017, or the Credit Facility.
Compensation expenses are primarily influenced by headcount and levels of business activity. Our compensation expenses include salaries, discretionary compensation, equity-based compensation and benefits. Discretionary compensation is significantly impacted by our level of total investment income, our investment results, including investment realizations, prevailing labor markets and the external environment. As a result of these and other factors, our compensation expenses can fluctuate materially from period to period. Accordingly, the amount of compensation expenses recognized in any particular period may not be indicative of compensation expenses in a future period.
For the three months ended March 31, 2018, compensation expenses decreased by 3.7% to $4.1 million from $4.3 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, general and administrative expenses increased by 37.8% to $1.7 million from $1.2 million for the three months ended March 31, 2017. The increase in general and administrative expenses was primarily related to increased legal expenses and other direct costs related to our strategic alternatives review process announced by our Board of Directors in November 2017. See further discussion above in the "Recent Developments" section.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) increased to 22.1% for the three months ended March 31, 2018 from 18.1% for the three months ended March 31, 2017.
Net Investment Income
As a result of the $4.1 million decrease in total investment income and the $1.0 million increase in operating expenses, net investment income decreased by 28.6% to $12.7 million for the three months ended March 31, 2018 as compared to $17.8 million for the three months ended March 31, 2017.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended March 31, 2018, we recognized realized losses totaling $7.3 million, which consisted primarily of a loss on the restructuring of one non-control/non-affiliate investment totaling $16.1 million and a net loss on the sale/

repayment of one affiliate investment totaling $0.5 million, partially offset by a gain from a tax distribution from an affiliate investment totaling $3.8 million and net gains from the sales of ten non-control/non-affiliate investments totaling $5.6 million. In addition, during the three months ended March 31, 2018, we recorded net unrealized appreciation totaling $9.1 million, consisting of net unrealized depreciation on our current portfolio of $2.5 million and net unrealized appreciation reclassification adjustments of $11.6 million related to the realized gains and losses noted above.
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
As a result of these events, our net increase in net assets resulting from operations was $14.5 million for the three months ended March 31, 2018, as compared to a net increase in net assets resulting from operations of $7.2 million for the three months ended March 31, 2017.
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
Cash Flows
For the three months ended March 31, 2018, we experienced a net increase in cash and cash equivalents in the amount of $16.1 million. During that period, our operating activities provided $62.4 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of investments totaling $81.4 million, which in addition to the cash provided by other operating activities, was partially offset by portfolio investments of $28.3 million. In addition, financing activities decreased cash by $46.3 million, consisting primarily of repayments under the Credit Facility of $30.6 million and cash dividends paid in the amount of $14.4 million. As of March 31, 2018, we had $207.9 million of cash and cash equivalents on hand.
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
As of March 31, 2018, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time fee of 2.425% on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of March 31, 2018 was 3.90%. As of both March 31, 2018 and December 31, 2017, all SBA-guaranteed debentures were pooled.
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
As of March 31, 2018, we had United States dollar borrowings of $116.0 million outstanding under the Credit Facility with an interest rate of 4.42% and non-United States dollar borrowings denominated in Canadian dollars of $11.6 million ($9.0 million in United States dollars) outstanding under the Credit Facility with an interest rate of 4.42%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining our tax treatment as a RIC and regulation as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the Credit Facility, we also entered into collateral documents. As of March 31, 2018, we were in compliance with all covenants of the Credit Facility.
In October 2012, we issued $70.0 million in aggregate principal amount of the December 2022 Notes, and in November 2012, we issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at our option. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.
In February 2015, we issued $86.3 million in aggregate principal amount of the March 2022 Notes. The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at our option. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and

December 15 of each year, beginning March 15, 2015. The net proceeds from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were $83.4 million.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC, and (iii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of March 31, 2018 and December 31, 2017, we were in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
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

The total number of investments and the percentage of our investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%
December 31, 2017	21	35%
March 31, 2018	14	24%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2018 and December 31, 2017 were as follows:

Portfolio Company	Investment Type	March 31, 2018	December 31, 2017
Deva Holdings, Inc.	Revolver	$2,500,000	$2,500,000
DLC Acquisition, LLC	Revolver	1,800,000	1,800,000
Frank Entertainment Group, LLC(1)	Delayed Draw Senior	130,212	130,212
Frank Entertainment Group, LLC(1)	Delayed Draw Second Lien	303,827	303,827
HKW Capital Partners IV, L.P.	Private Equity	91,985	214,823
ICP Industries Inc.	Delayed Draw Term Loan	—	5,000,000
Lakeview Health Acquisition Company(1)	Revolver	1,387,367	1,387,367
Micross Solutions, LLC(1)	Delayed Draw Term Loan	3,000,000	3,000,000
Nautic Partners VII, LP(1)	Private Equity	492,853	509,080
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	649,143	649,143
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	—	4,500,000
SCUF Gaming, Inc.(1)	Revolver	2,000,000	2,000,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	19,096,531	18,826,531
SPC Partners V, LP	Private Equity	185,297	185,297
SPC Partners VI, LP	Private Equity	2,524,550	2,792,172
Tate's Bake Shop	Revolver	550,000	550,000
Technology Crops, LLC(1)	Revolver	1,250,000	—
TGaS Advisors, LLC	Revolver	2,000,000	2,000,000
Vinvention Capital Partners TE LP (F/K/A Nomacorc, LLC) (1)	Equity Investment	633,385	838,813
Total unused commitments to extend financing		$39,595,150	$48,187,265

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, Canadian Dealer Offered Rate and prime rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2018, we were not a party to any hedging arrangements.
As of March 31, 2018, 46.0%, or $426.0 million (at cost), of our debt portfolio investments bore interest at fixed rates and 54.0%, or $499.7 million (at cost), of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $10.0 million on an annual basis. All of our SBA-guaranteed debentures, our December 2022 Notes and our March 2022 Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if we receive an investment grade credit rating), or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if we receive an investment grade credit rating). The applicable base rate is equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depends on the term of the draw under the Credit Facility. We pay a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the facility is less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the facility is greater than 25.0% of total commitments.
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
We may also have exposure to foreign currencies (currently the Canadian dollar) related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Canadian dollars under our Credit Facility to finance such investments. As of March 31, 2018, we had non-United States dollar borrowings denominated in Canadian dollars of $11.6 million ($9.0 million United States dollars) outstanding under the Credit Facility with an interest rate of 4.42%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our current and former executive officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Southern District of New York (and then transferred to the United States District Court for the Eastern District of North Carolina) on behalf of all persons who purchased or otherwise acquired our common stock between May 7, 2014 and November 1, 2017. The first lawsuit was filed on November 21, 2017, and was captioned Elias Dagher, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00015-FL (the “Dagher Action”). The second lawsuit was filed on November 28, 2017, and was captioned Gary W. Holden, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00010-FL (the “Holden Action”). The Dagher Action and the Holden Action were consolidated and are currently captioned In re Triangle Capital Corp. Securities Litigation, Master File No. 5:18-cv-00010-FL.
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. The time for the defendants to respond to the complaint has not yet expired.
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
Item 1A. Risk Factors.
You should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 28, 2018, which could materially affect our business, financial condition or operating results.
Risks Relating to the Transactions
Our executive officers and directors may have interests in the Transactions other than, or in addition to, the interests of our stockholders generally.
Members of the Board and our executive officers may have interests in the Transactions that are different from, or are in addition to, the interests of our stockholders generally. Specifically, certain of our executive officers may receive “golden parachute” payments relating to any change of control of the Company and termination in connection with the consummation of the Transactions. The Board was aware of these interests and considered them, among other matters, in approving the Transactions.

The failure to complete the Transactions may result in a decrease in the market value of the Company’s common stock.
The Transactions are each subject to a number of contingencies, including approval by our stockholders and other closing conditions. As a result, we cannot assure you that the Transactions will be completed. If the Transactions are not completed for any other reason, the market price of the Company’s common stock may decline.
If the Transactions are not consummated, there may not be any other offers from potential acquirers.
If the Transactions are not consummated, we may seek another strategic transaction. Although we have had such discussions with various parties in the past, these parties may no longer have an interest in a strategic transaction with the Company, or be willing to offer a reasonable purchase price or other consideration in connection therewith.
If we do not complete the Transactions, we will continue to face challenges and uncertainties in our ability to achieve business success.
During the second half of 2017, our investment portfolio declined by 5.9% from a fair value standpoint and the market price of the Company’s common stock fell by 46.1%. In addition, the Company’s common stock began, and continues, to trade at a substantial discount to the net asset value thereof due to, among other things, likely market perceptions relating to the risk and volatility in our investment portfolio. If the Company’s common stock continues to trade below its net asset value, we will generally not be able to issue additional shares of common stock at market price in order to fund our business without first obtaining the approval of our stockholders and our independent directors. As a result, we will continue to face these and other challenges to our business if we do not complete the Transactions.
The Company could have indemnification obligations to the Asset Buyer and the directors or officers of the Company.
Under the terms of the Asset Purchase Agreement, the Company has agreed to indemnify and hold harmless the Asset Buyer from certain pre-closing liabilities. Additionally, under the terms of the Externalization Agreement the Company has agreed to indemnify directors and officers who are the subject of claims based on the fact that such person is or was a director or officer of the Company and pertaining to any matter existing or occurring in connection with the approval of the Externalization Agreement and the consummation of certain transactions contemplated therein. Uncertainty with respect to the outcome of the obligations could result in a delay in the Board making any determination with respect to future dividends and could otherwise have a material adverse impact on the Company and its subsidiaries following the consummation of the Transactions.
Under certain circumstances, a termination fee may be payable by the Company upon termination of the Asset Purchase Agreement and/or the Externalization Agreement.
The Asset Purchase Agreement and Externalization Agreement provide for the payment by the Company of a termination fee of $18 million and a termination fee of $6 million, respectively, if the Asset Purchase Agreement or the Externalization Agreement, as the case may be, is terminated under certain circumstances, including termination to pursue a Superior Proposal, as defined in the Asset Purchase Agreement or the Externalization Agreement, as the case may be.
The Asset Purchase Agreement and Externalization Agreement limit the Company’s ability to pursue alternatives to the Asset Sale and the Externalization Transaction.
The Asset Purchase Agreement contains provisions that limit the Company’s ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. These provisions, which are typical for transactions of this type, and include the termination fees payable under certain circumstances under the Asset Purchase Agreement and the Externalization Agreement, as applicable, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher price than that proposed in connection with the Transactions or might result in a potential competing acquiror proposing to pay a lower price to acquire the Company than it might otherwise have proposed to pay.
The Transactions are subject to closing conditions, including stockholder approvals, that, if not satisfied or appropriately waived, will result in the Asset Sale and the Externalization Transaction not being completed, which may result in material adverse consequences to the Company’s business and operations.
The Transactions are subject to closing conditions, including certain approvals of stockholders, that, if not satisfied, will prevent the Asset Sale and the Externalization Transaction from being completed. The closing condition that the Company’s stockholders approve the Asset Sale and certain other proposals described herein may not be waived under applicable law and must be satisfied for the Asset Sale and the Externalization Transaction to be completed. The Company currently expects that all directors and executive officers of the Company will vote their shares of the Company’s common stock in favor of the proposals presented at the Special Meeting. If the Company’s stockholders do not approve the Asset Purchase Agreement, the Asset Sale and certain other proposals described in the Company’s proxy statement relating to the Special Meeting, the resulting failure of the Transactions could have a material adverse impact on the Company’s business and operations. In addition to the required approvals of stockholders, the Transactions are subject to a number of other conditions beyond the Company’s control that may prevent, delay or otherwise materially adversely affect their completion, including the Company’s stockholders approving the Advisory Agreement pursuant to which Barings will act as our investment adviser and other items described more fully in the Company’s proxy statement relating to the Special Meeting. The Company cannot predict whether and when any such other conditions will be satisfied.
The Company will be subject to operational uncertainties and contractual restrictions while the Asset Sale and Externalization Transaction are pending.
Uncertainty about the effect of the Asset Sale and Externalization Transaction may have an adverse effect on the Company while the Asset Sale and Externalization Transaction are pending. These uncertainties may impair the Company’s ability to retain and motivate key personnel until the Asset Sale and Externalization Transaction are consummated and could cause those that deal with the Company to seek to change their existing relationships with the Company. Retention of certain employees may be challenging during the pendency of the Asset Sale and Externalization Transaction, as certain employees may experience uncertainty about their future following completion of the Asset Sale and Externalization Transaction. In addition, the Asset Purchase Agreement and Externalization Agreement impose limitations on the Company with respect to actions that it might otherwise pursue if the Transactions were not pending, which may result in the Company not pursuing certain business opportunities that may arise prior to the completion of the Transactions.
Barings may exercise significant influence over us in connection with its ownership of the Company’s common stock.
Following the closing of the Transactions and the related transactions described more fully in the Company’s proxy statement relating to the Special Meeting and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" in this Quarterly Report on Form 10-Q, Barings is expected to beneficially own between 15% to 24% of the Company’s outstanding shares of common stock. As a result, Barings may be able to significantly influence the outcome of matters submitted for stockholder action after the closing of the Transactions, including approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings will have substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder may also have the effect of making it more difficult for a third party to acquire us or for the Board to discourage a third party form seeking to acquire us following the closing of the Transactions.
If the Transactions do not close, the Company will not benefit from the expenses incurred in its pursuit.
The Transactions may not be completed. If the Transactions are not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Transactions for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Transactions are not completed. In addition, in the event the Asset Purchase Agreement and/or Externalization Agreement are terminated under certain circumstances, the Company may be required to pay certain termination fees, as described more fully in the Company’s proxy statement relating to the Special Meeting, or may be required to reimburse the Asset Buyer and/or Barings for their out-of-pocket expenses incurred in connection with the Asset Sale and Externalization Transaction, respectively, subject to certain limits.
The Company may waive one or more conditions to the Transactions without resoliciting stockholder approval.
Certain conditions to the Company’s obligations to complete the Transactions may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of the Company, the Asset Buyer and/or Barings, as the case may be. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Transactions will have the discretion to complete the Transactions without seeking further stockholder approval. The conditions requiring the approval of the Company’s stockholders, however, cannot be waived.
We have not yet identified the portfolio companies we will invest in after the closing of the Transactions.
After the closing of the Transactions, we expect our portfolio to initially consist of approximately $600 million to $615 million in cash. Barings (solely in its capacity as our investment adviser under the Advisory Agreement), has not yet identified potential investments for our portfolio that we will acquire after the closing of the Transactions. Barings will select our investments and our stockholders will have no input with respect to investment decisions. As a result, we will be subject to all of the business risks and uncertainties associated with the origination of new investments, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless.

We may not be able to pay you dividends and our dividends may not grow over time.
We intend to recommence paying quarterly dividends to our stockholders as soon as is practicable after the closing of the Transactions. We cannot assure you that we will achieve investment results that will allow us to do so or to pay a specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by, among other things, Barings’ inability to successfully or timely execute on its liquid debt investment strategy and the impact of one or more of the other risk factors described herein or in the Company’s proxy statement relating to the Special Meeting. All dividends will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our status as a regulated investment company under the Code, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.
Barings and its investment team have no prior experience managing a BDC.
Although Barings has experience managing closed-end investment companies, Barings and its investment team have no prior experience managing a BDC, and the investment philosophy and techniques used by Barings to manage a BDC may differ from the investment philosophy and techniques previously employed by Barings' investment team in identifying and managing past investments and that of the Company’s current management. Accordingly, we can offer no assurance that we will replicate the historical performance of other businesses or companies with which Barings' investment team has been affiliated, and our investment returns could be substantially lower than the returns achieved by such other companies.
After the closing of the Transactions, we will be dependent upon Barings for our future success.
After the closing of the Transactions, we will not have any employees. We will depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We will depend on members of the Barings' investment team to appropriately analyze our investments and the Barings' investment committee to approve and monitor our portfolio investments. The Barings' investment committee, together with the other members of its investment team, will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Barings' investment committee and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Baring, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. The loss of a material number of senior investment professionals to which Barings has access, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we cannot assure you that Barings will remain our investment adviser or that we will continue to have access to Barings' investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
There are potential conflicts of interest, including the management of other investment funds and accounts by Barings, which could impact our investment returns.
The executive officers that will manage the Company after the closing of the Transactions, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition, Barings' investment team has responsibilities for managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of Barings will devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
Barings may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping investment objectives with ours. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings.
Conflicts may also arise because portfolio decisions regarding our portfolio may benefit Barings' affiliates. Barings' affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.

Our ability to enter into transactions with affiliates of Barings will be restricted.
After the closing of the Transactions, we and certain of our controlled affiliates will be prohibited under the 1940 Act from knowingly participating in certain transactions with our upstream affiliates, or Barings and its affiliates, without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an upstream affiliate, or Barings or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. In addition, we and certain of our controlled affiliates will be prohibited from buying or selling any security from or to, or entering into joint transactions with, Barings and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.
As a BDC, we are required to comply with certain regulatory requirements. For example, we will generally not be permitted to make loans to companies controlled by Barings or other funds managed by Barings. We will also not be permitted to make any co-investments with Barings or its affiliates (including any fund managed by Barings or an investment adviser controlling, controlled by or under common control with Barings) without exemptive relief from the SEC, subject to certain exceptions. The SEC has granted to Barings exemptive relief that permits certain present and future funds, including the Company, advised by Barings (or an investment adviser controlling, controlled by or under common control with Barings) to co-invest in suitable negotiated investments. Co-investments made under Barings' exemptive relief are subject to compliance with the conditions and other requirements contained in such exemptive relief order, which could limit our ability to participate in a co-investment transaction.
The proposed fee structure under the Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.
After the closing of the Transactions, the incentive fees payable by us to Barings under the Advisory Agreement may create an incentive for Barings to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to Barings are calculated based on a percentage of our return on invested capital. This may encourage Barings to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, Barings receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, Barings may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
Moreover, because the base management fees payable to Barings under the Advisory Agreement will be payable based on our gross assets, including those assets acquired through the use of leverage, Barings has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests.
Barings' liability will be limited under the Advisory Agreement, and we will be required to indemnify Barings against certain liabilities, which may lead Barings to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Advisory Agreement, Barings will not assume any responsibility to us other than to render the services described in the Advisory Agreement, and it will not be responsible for any action of the Board in declining to follow Barings' advice or recommendations. Pursuant to the Advisory Agreement, Barings and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings will not be liable to us for their acts under the Advisory Agreement, absent fraud, willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect Barings and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of Barings' duties or obligations under the Advisory Agreement or otherwise and not arising out of fraud, willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Advisory Agreement. These protections may lead Barings to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Barings will be able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
After the consummation of the Transactions, we will be an externally managed BDC pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, Barings will have the right to resign upon 60 days’ written notice, whether a replacement has been found or not. If Barings resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
We may not replicate our historical performance, or the historical success of Barings.
We cannot provide any assurance that we will replicate our own historical performance, the historical success of Barings or the historical performance of other companies that Barings and its investment team advised in the past. Accordingly, our investment returns could be substantially lower than the returns achieved by the Company in the past, by other Barings managed closed-end funds or by other clients of Barings. We can offer no assurance that Barings will be able to continue to implement our investment objective with the same degree of success as it has had in the past.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2018, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 62,628 shares of our common stock for $703,329 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on February 28, 2018. In addition, during the three months ended March 31, 2018, 125,218 shares of our common stock were delivered to us at an average price per share of $10.25 in satisfaction of tax withholding obligations of holders of restricted shares issued under the Triangle Capital Corporation Omnibus Incentive Plan that vested during the period. The following chart summarizes repurchases of our common stock for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2018	—		$—	—	—
February 1 through February 28, 2018	125,218		$10.25	—	—
March 1 through March 31, 2018	62,628	(1)	$11.23	—	—
Total	187,846		$10.58	—	—
(1) These shares were purchased in the open market pursuant to the terms of our Dividend Reinvestment Plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Number	Exhibit

2.1
Asset Purchase Agreement, dated April 3, 2018, by and between the Registrant and BSP Asset Acquisition I, LLC (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2018 and incorporated herein by reference).

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

10.1†
Form of Indemnification Agreement (Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018 and incorporated herein by reference).

10.2†
Form of Amendment to Executive Retention Agreement (Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018 and incorporated herein by reference).

10.3†
Triangle Capital Corporation Amended and Restated Change in Control Retention Policy (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018 and incorporated herein by reference).

10.4
Stock Purchase and Transaction Agreement, dated April 3, 2018, by and between Triangle Capital Corporation and Barings LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2018 and incorporated herein by reference).

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
†    Management contract or compensatory agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIANGLE CAPITAL CORPORATION

Date:	May 2, 2018	/s/ E. Ashton Poole
E. Ashton Poole
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 2, 2018	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	May 2, 2018	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer