Form 10-Q
period 2018-06-30
Triangle Capital CORP
filed 2018-08-01
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on August 1, 2018 was 47,656,108.

TRIANGLE CAPITAL CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
TRIANGLE CAPITAL CORPORATION
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $725,568,309 and $910,150,765 as of June 30, 2018 and December 31, 2017, respectively)	$679,265,155	$831,194,397
Affiliate investments (cost of $136,593,803 and $149,099,548 as of June 30, 2018 and December 31, 2017, respectively)	153,530,254	147,101,949
Control investments (cost of $48,327,499 and $62,375,532 as of June 30, 2018 and December 31, 2017, respectively)	25,610,000	37,988,000
Total investments at fair value	858,405,409	1,016,284,346
Cash and cash equivalents	216,487,786	191,849,697
Interest, fees and other receivables	11,395,287	7,806,887
Prepaid expenses and other current assets	2,279,370	1,854,861
Deferred financing fees	4,673,000	5,186,672
Property and equipment, net	53,735	81,149
Total assets	$1,093,294,587	$1,223,063,612
Liabilities:
Accounts payable and accrued liabilities	$8,904,672	$9,863,209
Interest payable	3,727,446	3,997,480
Taxes payable	126,587	796,111
Deferred income taxes	1,680,591	1,331,528
Borrowings under credit facility	10,000,000	156,070,484
Notes	163,750,577	163,408,301
SBA-guaranteed debentures payable	246,798,221	246,321,125
Total liabilities	434,988,094	581,788,238
Commitments and contingencies (Note 8)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 48,050,720 and 47,740,832 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	48,051	47,741
Additional paid-in capital	825,264,541	823,614,881
Net investment income in excess of distributions	16,144,459	8,305,431
Accumulated realized losses	(129,385,757)	(84,883,623)
Net unrealized depreciation	(53,764,801)	(105,809,056)
Total net assets	658,306,493	641,275,374
Total liabilities and net assets	$1,093,294,587	$1,223,063,612
Net asset value per share	$13.70	$13.43

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$17,507,637	$21,655,040	$36,513,687	$42,125,877
Affiliate investments	2,250,311	3,879,585	4,910,498	7,251,720
Control investments	278,091	310,611	553,127	580,147
Total interest income	20,036,039	25,845,236	41,977,312	49,957,744
Dividend income:
Non-Control / Non-Affiliate investments	66,657	980,004	252,369	1,261,233
Affiliate investments	334,575	104,244	339,125	104,244
Total dividend income	401,232	1,084,248	591,494	1,365,477
Fee and other income:
Non-Control / Non-Affiliate investments	2,627,353	958,416	3,921,070	2,875,654
Affiliate investments	134,407	171,025	528,680	471,289
Control investments	7,819	100,000	107,819	200,000
Total fee and other income	2,769,579	1,229,441	4,557,569	3,546,943
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,141,549	2,153,265	2,448,130	4,792,647
Affiliate investments	403,337	757,471	825,477	1,495,937
Total payment-in-kind interest income	1,544,886	2,910,736	3,273,607	6,288,584
Interest income from cash and cash equivalents	721,755	144,106	1,149,596	245,789
Total investment income	25,473,491	31,213,767	51,549,578	61,404,537
Operating expenses:
Interest and other financing fees	7,344,335	7,113,827	14,934,883	14,024,130
Compensation expenses	3,842,656	3,575,406	7,935,508	7,825,819
General and administrative expenses	4,224,631	1,173,572	5,893,140	2,384,193
Total operating expenses	15,411,622	11,862,805	28,763,531	24,234,142
Net investment income	10,061,869	19,350,962	22,786,047	37,170,395
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(29,369,826)	5,258,024	(41,309,310)	(7,102,311)
Affiliate investments	(904,686)	(88,472)	2,352,512	3,444,344
Control investments	(6,630,547)	—	(6,626,547)	(4,491,440)
Net realized gains (losses) on investments	(36,905,059)	5,169,552	(45,583,345)	(8,149,407)
Foreign currency borrowings	(341,915)	—	1,081,211	—
Net realized gains (losses)	(37,246,974)	5,169,552	(44,502,134)	(8,149,407)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	22,220,521	(10,898,166)	32,152,905	(5,481,230)
Affiliate investments	17,629,966	(5,094,938)	19,085,297	(9,337,756)
Control investments	3,040,908	(9,726,000)	1,670,033	(8,028,560)
Net unrealized appreciation (depreciation) on investments	42,891,395	(25,719,104)	52,908,235	(22,847,546)
Foreign currency borrowings	99,435	(524,975)	(863,980)	(703,767)
Net unrealized appreciation (depreciation)	42,990,830	(26,244,079)	52,044,255	(23,551,313)
Net realized and unrealized gains (losses) on investments and foreign currency borrowings	5,743,856	(21,074,527)	7,542,121	(31,700,720)
Provision for taxes	(488,845)	(304,181)	(539,635)	(304,181)
Net increase (decrease) in net assets resulting from operations	$15,316,880	$(2,027,746)	$29,788,533	$5,165,494
Net investment income per share—basic and diluted	$0.21	$0.41	$0.48	$0.82
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.32	$(0.04)	$0.62	$0.11
Dividends/distributions per share:
Regular quarterly dividends/distributions	$—	$0.45	$0.30	$0.90
Total dividends/distributions per share	$—	$0.45	$0.30	$0.90
Weighted average shares outstanding—basic and diluted	48,041,540	47,695,007	47,970,594	45,232,916
See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Net Accumulated Realized Losses on Investments	Net Unrealized Depreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2016	40,401,292	$40,401	$686,835,054	$5,884,512	$(24,211,594)	$(57,392,115)	$611,156,258
Net investment income	—	—	—	37,170,395	—	—	37,170,395
Stock-based compensation	—	—	2,975,888	—	—	—	2,975,888
Net realized gain (loss) on investments	—	—	—	—	(8,149,407)	9,943,707	1,794,300
Net unrealized depreciation of investments / foreign currency	—	—	—	—	—	(33,495,020)	(33,495,020)
Provision for taxes	—	—	—	(304,181)	—	—	(304,181)
Dividends / distributions	91,366	91	1,637,467	(42,901,067)	—	—	(41,263,509)
Public offering of common stock	7,000,000	7,000	132,017,463	—	—	—	132,024,463
Issuance of restricted stock	360,470	361	(361)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(107,454)	(107)	(2,113,513)	—	—	—	(2,113,620)
Balance, June 30, 2017	47,745,674	$47,746	$821,351,998	$(150,341)	$(32,361,001)	$(80,943,428)	$707,944,974

	Common Stock		Additional Paid-In Capital	Investment Income in Excess of Distributions	Net Accumulated Realized Losses on Investments	Net Unrealized Depreciation	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2017	47,740,832	$47,741	$823,614,881	$8,305,431	$(84,883,623)	$(105,809,056)	$641,275,374
Net investment income	—	—	—	22,786,047	—	—	22,786,047
Stock-based compensation	—	—	2,933,454	—	—	—	2,933,454
Net realized gain (loss) on investments / foreign currency	—	—	—	—	(44,502,134)	53,271,085	8,768,951
Net unrealized depreciation of investments / foreign currency	—	—	—	—	—	(1,226,830)	(1,226,830)
Provision for taxes	—	—	—	(539,635)	—	—	(539,635)
Dividends / distributions	—	—	—	(14,407,384)	—	—	(14,407,384)
Issuance of restricted stock	435,106	435	(435)	—	—	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(125,218)	(125)	(1,283,359)	—	—	—	(1,283,484)
Balance, June 30, 2018	48,050,720	$48,051	$825,264,541	$16,144,459	$(129,385,757)	$(53,764,801)	$658,306,493

See accompanying notes.

TRIANGLE CAPITAL CORPORATION
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$29,788,533	$5,165,494
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(29,087,262)	(250,992,360)
Repayments received/sales of portfolio investments	196,625,451	88,758,765
Loan origination and other fees received	292,999	3,830,367
Net realized loss on investments	45,583,345	8,149,407
Net realized gain on foreign currency borrowings	(1,081,211)	—
Net unrealized (appreciation) depreciation on investments	(53,257,297)	23,945,702
Net unrealized depreciation on foreign currency borrowings	863,980	703,767
Deferred income taxes	349,063	(1,098,156)
Payment-in-kind interest accrued, net of payments received	623,880	(2,717,697)
Amortization of deferred financing fees	1,333,044	1,214,363
Accretion of loan origination and other fees	(2,890,048)	(2,234,150)
Accretion of loan discounts	(12,131)	(145,660)
Depreciation expense	27,414	35,312
Stock-based compensation	2,933,454	2,975,888
Changes in operating assets and liabilities:
Interest, fees and other receivables	(3,588,400)	1,034,566
Prepaid expenses and other current assets	(424,509)	(274,178)
Accounts payable and accrued liabilities	(958,537)	(3,207,549)
Interest payable	(270,034)	140,696
Taxes payable	(669,524)	(489,691)
Net cash provided by (used in) operating activities	186,182,210	(125,205,114)
Cash flows from investing activities:
Purchases of property and equipment	—	(25,240)
Net cash used in investing activities	—	(25,240)
Cash flows from financing activities:
Borrowings under credit facility	4,100,000	83,700,000
Repayments of credit facility	(149,953,253)	(86,100,000)
Financing fees paid	—	(3,105,127)
Net proceeds related to public offering of common stock	—	132,024,463
Common stock withheld for payroll taxes upon vesting of restricted stock	(1,283,484)	(2,113,620)
Cash dividends/distributions paid	(14,407,384)	(41,263,509)
Net cash provided by (used in) financing activities	(161,544,121)	83,142,207
Net increase (decrease) in cash and cash equivalents	24,638,089	(42,088,147)
Cash and cash equivalents, beginning of period	191,849,697	107,087,663
Cash and cash equivalents, end of period	$216,487,786	$64,999,516
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,690,524	$12,126,129
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$—	$1,637,558

See accompanying notes.

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments June 30, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(6)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		$2,000,000	$—
				2,000,000	—

AKKR-MVSC Member, LLC (F/K/A Motor Vehicle Software Corporation) (0%)*	Provider of EVR Services	Class A Units (1,000,000 units)		1,092,964	1,359,000
				1,092,964	1,359,000

AM General, LLC (1%)*	Defense Manufacturing	Senior Note (LIBOR + 7.25%, 9.2% Cash, Due 12/21)(7)	$8,750,000	8,556,220	8,648,000
			8,750,000	8,556,220	8,648,000

Avantor, Inc. (0%)*	Life Sciences and Advanced Technologies	Subordinated Note (9.0% Cash, Due 10/25)	500,000	500,000	490,000
			500,000	500,000	490,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Second Lien Term Notes (LIBOR + 11.0%, 13.3% Cash, Due 03/21)(7)	13,500,000	13,385,833	10,421,000
		Delayed Draw Term Note (LIBOR + 11.0%, 13.3% Cash, Due 03/21)(7)	2,000,000	1,984,489	1,984,489
		Limited Partnership Interest		1,498,500	89,000
			15,500,000	16,868,822	12,494,489

Cafe Enterprises, Inc. (0%)*	Restaurant	Second Lien Term Note (Prime + 5.75%, 10.8% Cash, Due 03/19)(5)(7)	2,106,518	1,936,671	—
		Subordinated Note (7% Cash, 7% PIK, Due 09/19)(5)	16,284,714	13,745,570	—
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			18,391,232	16,682,241	—

Captek Softgel International, Inc. (5%)*	Nutraceuticals Manufacturer	Subordinated Note (10% Cash, 1.5% PIK, Due 01/23)	31,045,919	30,789,080	30,789,080
		Common Stock (38,023 shares)		3,957,697	3,145,000
			31,045,919	34,746,777	33,934,080

Centerfield Media Holding Company (0%)*	Digital Marketing	Common Shares (500 shares)		377,218	934,000
				377,218	934,000

CIBT Global, Inc. (2%)*	Provider of Mobility Services	Second Lien Term Note (LIBOR + 7.75%, 10.1% Cash, Due 06/25)(7)	10,000,000	9,909,054	10,000,000
			10,000,000	9,909,054	10,000,000

CIS Acquisition, LLC (0%)*	Secure Communications and Computing Solutions Provider	Units (1.09 units)		277,538	317,000
				277,538	317,000

Community Intervention Services, Inc. (0%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (5)	22,361,990	17,732,558	—
			22,361,990	17,732,558	—

Constellis Holdings, LLC (1%)*	Provider of Security and Risk Management Services	Second Lien Term Note (LIBOR + 9.0%, 11.3% Cash, Due 04/25)(7)	5,000,000	4,933,187	4,903,000
			5,000,000	4,933,187	4,903,000

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	2,618,000
				345,542	2,618,000

CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		1,500,000	404,000
				1,500,000	404,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	552,000
				1,000,000	552,000

Del Real, LLC (2%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	14,000,000	13,777,153	13,777,153
		Class A Units (3,000,000 units)		3,000,000	2,507,000
			14,000,000	16,777,153	16,284,153

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(6)	Principal Amount	Cost	Fair Value(3)
Deva Holdings, Inc. (5%)*	Hair Products	Senior Note (LIBOR + 6.25%, 8.2% Cash, Due 10/23)(7)	$32,337,500	$31,709,061	$31,709,061
			32,337,500	31,709,061	31,709,061

Dimora Brands, Inc. (3%)*	Hardware Designer and Distributor	Second Lien Term Note (LIBOR + 8.5%, 10.5% Cash, Due 08/25)(7)	20,000,000	19,625,820	19,635,000
			20,000,000	19,625,820	19,635,000

DLC Acquisition, LLC (5%)*	Staffing Firm	Senior Notes (LIBOR + 8.0%, 10% Cash, Due 12/20)(7)	19,962,500	19,848,626	19,848,626
		Senior Note (10% Cash, 2% PIK, Due 12/20)	15,721,420	15,591,383	15,591,383
			35,683,920	35,440,009	35,440,009

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (10.5% Cash, 1.5% PIK, Due 08/20)	4,698,615	4,692,834	4,692,834
		Series A Units (600,000 units)		600,000	450,000
			4,698,615	5,292,834	5,142,834

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 10/18)	14,526,248	14,526,248	13,126,000
			14,526,248	14,526,248	13,126,000

HemaSource, Inc. (2%)*	Medical Products Distributor	Subordinated Note (9.5% Cash, 1.5% PIK, Due 01/24)	10,145,367	9,968,779	9,968,779
		Class A Units (1,000,000 units)		1,000,000	1,153,000
			10,145,367	10,968,779	11,121,779

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		849,633	1,685,000
				849,633	1,685,000

HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	24,818,005	24,639,717	23,718,000
			24,818,005	24,639,717	23,718,000

ICP Industrial, Inc. (4%)*	Coatings Formulator and Manufacturer	Second Lien Term Notes (LIBOR + 8.25%, 10.3% Cash, Due 05/24)(7)	25,000,000	24,429,645	24,429,645
		Class A Units (1,289 units)		1,751,483	1,664,000
			25,000,000	26,181,128	26,093,645

IDERA, Inc. (1%)*	Software Provider	Second Lien Term Note (LIBOR + 9.0%, 11.0% Cash, Due 06/25)(7)	10,000,000	9,862,936	9,871,000
			10,000,000	9,862,936	9,871,000

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,075,000
				853,500	1,075,000

Integrated Efficiency Solutions, Inc. (3%)*	Energy Services Contracting Firm	Senior Secured Term Note (LIBOR + 9.25%, 11.6% Cash, Due 06/22)(7)	17,806,250	17,534,847	17,534,847
		Series B Preferred Units (238,095 units)		300,000	253,000
			17,806,250	17,834,847	17,787,847

Keystone Peer Review Organization, Inc. (0%)*	Healthcare - Managed Care	Second Lien Term Note (LIBOR + 9.25%, 11.6% Cash, Due 05/25)(7)	3,000,000	2,946,488	2,929,000
			3,000,000	2,946,488	2,929,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	28,085,099	27,674,508	27,674,508
			28,085,099	27,674,508	27,674,508

K-Square Restaurant Partners, LP (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	—
				638,260	—

Lakeview Health Holdings, Inc. (2%)*	Substance Abuse Treatment Service Provider	Senior Note (LIBOR + 7.0%, 9.5% Cash, Due 12/21)(7)	18,333,442	18,185,610	15,383,000
		Common Stock (2,000 shares)		2,000,000	158,000
			18,333,442	20,185,610	15,541,000

MIC Holding LLC (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,688,000
		Common Units (30,000 units)		30,000	5,266,000
				1,500,000	8,954,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(6)	Principal Amount	Cost	Fair Value(3)
Micross Solutions LLC (2%)*	Provider of Semiconductor Products and Services	Senior Note (LIBOR + 5.75%, 8.1% Cash, Due 08/23)(7)	$14,925,000	$14,764,746	$14,378,000
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,143,000
			14,925,000	16,784,439	15,521,000

MS Investment Vehicle, LLC (F/K/A Media Storm, LLC) (0%)*	Marketing Services	Membership Units (1,216,204 units)		1,176,957	—
				1,176,957	—

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		830,315	1,056,000
				830,315	1,056,000

Navicure, Inc. (1%)*	Healthcare Revenue Cycle Management Software	Second Lien Term Note (LIBOR + 7.5%, 9.5% Cash, Due 11/25)(7)	6,000,000	5,944,070	5,943,000
			6,000,000	5,944,070	5,943,000

Orchid Underwriters Agency, LLC (1%)*	Insurance Underwriter	Subordinated Note (10% Cash, 1.5% PIK, Due 03/23)	2,151,359	2,114,735	2,114,735
		Subordinated Note (13.5% PIK, Due 03/24)	868,538	854,840	854,840
		Class A Preferred Units (15,000 units)		338,158	1,020,000
		Class A Common Units (15,000 units)		—	1,586,000
			3,019,897	3,307,733	5,575,575

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (LIBOR + 8.5%, 10.6% Cash, Due 11/24)(7)	15,000,000	14,805,398	14,975,000
			15,000,000	14,805,398	14,975,000

Q International Courier, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.25%, 10.2% Cash, Due 09/25)(7)	14,000,000	13,738,250	13,738,250
			14,000,000	13,738,250	13,738,250

RMP Group, Inc. (2%)*	Healthcare Revenue Cycle Management Services	Subordinated Note (10.5% Cash, 1% PIK, Due 09/22)	10,133,879	9,969,884	9,969,884
		Units (1,000 units)		1,000,000	750,000
			10,133,879	10,969,884	10,719,884

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (2%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	7,748,786	7,658,345	7,658,345
		Series A Preferred Units (39 units)		3,654,253	8,464,000
			7,748,786	11,312,598	16,122,345

SCA Pharmaceuticals, LLC (1%)*	Provider of Pharmaceutical Products	Subordinated Note (LIBOR + 9.0%, 11.3% Cash, Due 12/20)(7)	10,000,000	9,857,009	9,857,009
			10,000,000	9,857,009	9,857,009

Schweiger Dermatology Group, LLC (5%)*	Provider of Dermatology Services	Senior Notes (LIBOR + 8.5%, 10.8% Cash, Due 06/22)(7)	34,800,000	34,348,098	34,348,098
		Class D Common Units (1,185,770 units)		600,000	1,106,000
			34,800,000	34,948,098	35,454,098

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (LIBOR + 8.5%, 10.5% Cash, Due 12/21)(7)	24,757,920	24,384,015	24,384,015
		Revolver Loan (LIBOR + 8.5%, 10.5% Cash, Due 06/18)(7)	1,500,000	1,500,000	1,500,000
		Common Stock (27,112 shares)		742,000	471,000
			26,257,920	26,626,015	26,355,015

SMB Shipping Logistics, LLC (F/K/A REP WWEX Acquisition Parent, LLC) (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.75%, 10.7% Cash, Due 02/25)(7)	15,000,000	14,805,123	14,864,000
			15,000,000	14,805,123	14,864,000

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	23,027,592	22,677,066	22,677,066
		Class A Units (3,000 units)		3,000,000	3,615,000
			23,027,592	25,677,066	26,292,066

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		2,260,450	2,509,000
				2,260,450	2,509,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(6)	Principal Amount	Cost	Fair Value(3)
SPC Partners VI, LP (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		$475,450	$416,450
				475,450	416,450

St. Croix Hospice Acquisition Corp. (1%)*	Hospice Services Provider	Second Lien Term Note (LIBOR + 8.75%, 10.7% Cash, Due 03/24)(7)	$9,200,000	9,073,792	9,073,792
		Series A Preferred Units (500 units)		500,000	299,000
		Class B Common Units (500 units)		—	—
			9,200,000	9,573,792	9,372,792

Tax Advisors Group, LLC (2%)*	Tax Advisory Services	Subordinated Note (10% Cash, 2% PIK, Due 12/22)	12,400,000	12,187,679	12,187,679
		Class A Units (386 units)		1,458,824	2,129,000
			12,400,000	13,646,503	14,316,679

TCFI Merlin LLC ("Merlin") and TCFI CSG LLC ("CSG") (0%)*	Specialty Staffing Service Provider	Limited Partnership Units - Merlin (500,500 units)		285,485	1,889,000
		Class A Units - CSG (100,000 units)		100,000	311,000
				385,485	2,200,000

The Cook & Boardman Group, LLC (1%)*	Distributor of Doors and Related Products	Class A Units (1,400,000 units)		1,400,000	5,339,000
				1,400,000	5,339,000

Trademark Global LLC (4%)*	Supplier to Mass Market Internet Retail	Senior Note (LIBOR + 5.5%, 7.5% Cash, Due 10/22)(7)	9,836,927	9,746,198	9,746,198
		Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	14,800,000	14,624,529	14,624,529
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	1,214,000
			24,636,927	25,870,727	27,084,727

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,437,120	10,272,853	10,272,853
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	9,246,131	9,098,289	9,059,682
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,025,000
			19,683,251	21,371,142	21,357,535

United Biologics, LLC (0%)*	Allergy Immunotherapy	Class A-1 Common Units (18,818 units)		137,324	137,325
		Class A Common Units (177,935 units)		1,999,989	686,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	172,000
				2,975,430	995,325

Vantage Mobility International, LLC (4%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (11.2% Cash, Due 09/21)(7)	30,708,796	30,271,875	26,178,000
		Class A Units (1,750,000 units)		1,750,000	—
			30,708,796	32,021,875	26,178,000

Vinvention Capital Partners TE LP (F/K/A Nomacorc, LLC) (0%)*	Synthetic Wine Cork Producer	Limited Partnership Interest		2,369,597	1,013,000
				2,369,597	1,013,000

WMI Holding, LLC ("WMI Holding") and WMI Parent, Inc. ("WMI Parent") (0%)*	Full-Service Media Organization	Class A Common Units - WMI Holding (16,300 units)		1,630,000	—
		Common Stock - WMI Parent (10 shares)		—	—
				1,630,000	—

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,121 points)		3,089,581	1,802,000
				3,089,581	1,802,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Notes (LIBOR + 8.5%, 10.8% Cash, Due 08/20)(7)	30,316,639	30,079,170	25,655,000
		Limited Partnership Interest		3,496,500	—
			30,316,639	33,575,670	25,655,000

Subtotal Non–Control / Non–Affiliate Investments			676,842,274	725,568,309	679,265,155

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(6)	Principal Amount	Cost	Fair Value(3)
Affiliate Investments:
Consolidated Lumber Holdings, LLC (1%)*	Lumber Yard Operator	Class A Units (15,000 units)		$1,500,000	$5,103,000
				1,500,000	5,103,000

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	306,000
		Class B Interest (48,427 units)		—	—
		Class C Interest (3,746 units)		—	—
				292,000	306,000

NB Products, Inc. (11%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,807,197	23,594,438	23,594,438
		Jr. Subordinated Note (10% PIK, Due 02/20)	5,457,321	5,393,782	5,393,782
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,683,657	2,666,164	2,666,164
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	10,911,000
		Common Stock (1,668,691 shares)		333,738	30,134,000
			31,948,175	39,609,770	72,699,384

Passport Food Group, LLC (3%)*	Manufacturer of Ethnic Food Products	Senior Notes (LIBOR + 9.0%, 11.3% Cash, Due 03/22)(7)	20,000,000	19,682,306	17,004,000
		Common Stock (20,000 shares)		2,000,000	—
			20,000,000	21,682,306	17,004,000

PCX Aerostructures, LLC (4%)*	Aerospace Components Manufacturer	Subordinated Note (6% Cash, Due 08/21)	32,411,713	32,060,323	25,993,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (1,411 shares)		1,410,514	1,057,000
		Class A Common Stock (121,922 shares)		30,480	—
			32,411,713	39,566,938	27,050,000

Team Waste, LLC (2%)*	Environmental and Facilities Services	Preferred Units (500,000 units)		10,000,000	10,000,000
				10,000,000	10,000,000

Technology Crops, LLC (1%)*	Supply Chain Management Services	Senior Notes (12% Cash, Due 08/19)(5)	11,407,043	11,294,102	5,447,000
		Common Units (50 units)		500,000	—
			11,407,043	11,794,102	5,447,000

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,446,229	9,386,870	9,386,870
		Preferred Units (1,685,357 units)		1,556,069	4,742,000
			9,446,229	10,942,939	14,128,870

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	356,000
		Common Shares (100,000 shares)		1,000,000	804,000
				1,205,748	1,160,000

Wythe Will Tzetzo, LLC (0%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	632,000
				—	632,000

Subtotal Affiliate Investments			105,213,160	136,593,803	153,530,254

Control Investments:
CRS-SPV, Inc. (2%)*	Fluid Reprocessing Services	Common Stock (1,100 shares)		18,428,000	16,187,000
				18,428,000	16,187,000

Frank Entertainment Group, LLC (1%)*	Movie Theatre and Family Entertainment Operator	Senior Note (6% Cash, Due 06/19)(5)	11,865,777	10,935,353	6,173,000
		Second Lien Term Note (2.5% Cash, Due 09/19)(5)	3,232,999	3,150,519	—
		Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class B Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class A Common Units (606,552 units)		1,000,000	—
			15,098,776	20,685,872	6,173,000

TRIANGLE CAPITAL CORPORATION Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2018

Portfolio Company	Industry	Type of Investment(1)(2)(6)	Principal Amount	Cost	Fair Value(3)
Frontstreet Facility Solutions, Inc. (0%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 03/21)	$8,462,629	$8,462,629	$3,250,000
		Common Stock (107,890 shares)		750,998	—
			8,462,629	9,213,627	3,250,000

Subtotal Control Investments			23,561,405	48,327,499	25,610,000

Total Investments, June 30, 2018 (130%)*			$805,616,839	$910,489,611	$858,405,409

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

(4)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 1.7% of total investments at fair value as of June 30, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(5)	Non-accrual investment

(6)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

(7)
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
On April 3, 2018, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with an affiliate of Benefit Street Partners L.L.C. (“BSP”), BSP Asset Acquisition I, LLC (the “Asset Buyer”), pursuant to which the Company agreed to sell its December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017 (such transaction referred to herein as the “Asset Sale Transaction”). Simultaneously therewith, the Company entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with Barings LLC (“Barings”), through which Barings will become the investment adviser to the Company in exchange for a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to the Company’s stockholders and other consideration as described in Note 10 - Subsequent Events (such transaction referred to herein as the “Externalization Transaction”). The Asset Sale Transaction and the Externalization Transaction are collectively referred to herein as the “Transactions.”
The Asset Sale Transaction closed on July 31, 2018 following receipt of stockholder approval at the Company’s July 24, 2018 special meeting of stockholders (the “Special Meeting”). As a result of the Asset Sale Transaction, the Company has sold substantially all of its investment portfolio to the Asset Buyer and to affiliates of the Asset Buyer. The Externalization Transaction is expected to close on or around August 2, 2018, following which the Company will commence operations as an externally managed BDC managed by Barings. Refer to Note 10 - Subsequent Events for more details about the effect of the Transactions on the Company’s financial condition and operations.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
2. INVESTMENTS
Portfolio Composition
The Company has historically invested primarily in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, the Company historically invested in one or more equity instruments of the borrower, such as direct preferred or common equity interests. The Company's investments generally ranged from $5.0 million to $50.0 million per portfolio company. In certain situations, we partnered with other funds to provide larger financing commitments.
The cost basis of the Company's debt investments includes any unamortized original issue discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2018:
Subordinated debt and 2nd lien notes	$510,342,162	56%	$453,355,536	53%
Senior debt and 1st lien notes	277,546,605	31	256,737,098	30
Equity shares	120,909,227	13	147,065,775	17
Equity warrants	1,691,617	—	1,247,000	—
	$910,489,611	100%	$858,405,409	100%
December 31, 2017:
Subordinated debt and 2nd lien notes	$710,543,854	63%	$589,548,358	58%
Senior debt and 1st lien notes	275,088,787	25	262,803,297	26
Equity shares	134,301,587	12	162,543,691	16
Equity warrants	1,691,617	—	1,389,000	—
	$1,121,625,845	100%	$1,016,284,346	100%
During the three months ended June 30, 2018, the Company made investments in four existing portfolio companies totaling approximately $0.8 million. During the six months ended June 30, 2018, the Company made investments in ten existing portfolio companies totaling approximately $29.1 million.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%
December 31, 2017	21	35%
March 31, 2018	14	24%
June 30, 2018	23	47%

(1)	Exclusive of the fair value of new investments made during the quarter.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at June 30, 2018 and December 31, 2017 are summarized as follows:

June 30, 2018:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Subordinated debt and 2nd lien notes	$440,105,536	Income Approach	Required Rate of Return	9.8% – 22.5%	12.8%
			Leverage Ratio	2.6x – 9.0x	5.2x
			Adjusted EBITDA	$3.0 million – $1.1 billion	$43.0 million
Subordinated debt and 2nd lien notes	3,250,000	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	5.5x – 7.0x	6.3x
			Adjusted EBITDA	$0.7 million – $6.8 million	$3.9 million
Senior debt and 1st lien notes	256,737,098	Income Approach	Required Rate of Return	7.5% – 30.0%	12.1%
			Leverage Ratio	0.5x – 9.3x	4.7x
			Adjusted EBITDA	$2.4 million – $158.1 million	$17.4 million
Equity shares and warrants	146,112,775	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	3.3x – 20.4x	8.1x
			Adjusted EBITDA	$0.7 million – $60.0 million	$15.3 million
			Revenue Multiple	0.9x – 3.0x	1.3x
			Revenues	$16.3 million – $77.4 million	$53.5 million

(1)
One second lien term loan with a fair value of $10,000,000 and one equity security with a fair value of $2,200,000 were repaid or redeemed subsequent to the end of the reporting period and were valued at their transaction price.

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of June 30, 2018 and December 31, 2017, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$453,355,536	$453,355,536
Senior debt and 1st lien notes	—	—	256,737,098	256,737,098
Equity shares	—	—	147,065,775	147,065,775
Equity warrants	—	—	1,247,000	1,247,000
	$—	$—	$858,405,409	$858,405,409

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$589,548,358	$589,548,358
Senior debt and 1st lien notes	—	—	262,803,297	262,803,297
Equity shares	—	—	162,543,691	162,543,691
Equity warrants	—	—	1,389,000	1,389,000
	$—	$—	$1,016,284,346	$1,016,284,346
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017:

Six Months Ended June 30, 2018:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$589,548,358	$262,803,297	$162,543,691	$1,389,000	$1,016,284,346
New investments	7,803,827	19,747,966	1,535,469	—	29,087,262
Reclassifications	(8,617,000)	8,617,000	—	—	—
Proceeds from sales of investments	—	—	(34,558,341)	(708)	(34,559,049)
Loan origination fees received	—	(292,999)	—	—	(292,999)
Principal repayments received	(133,510,838)	(28,555,564)	—	—	(162,066,402)
PIK interest earned	3,048,266	225,340	—	—	3,273,606
PIK interest payments received	(2,494,389)	(1,403,097)	—	—	(3,897,486)
Accretion of loan discounts	12,131	—	—	—	12,131
Accretion of deferred loan origination revenue	2,447,978	442,070	—	—	2,890,048
Realized gain (loss)	(65,214,565)	—	19,630,512	708	(45,583,345)
Unrealized gain (loss)	60,331,768	(4,846,915)	(2,085,556)	(142,000)	53,257,297
Fair value, end of period	$453,355,536	$256,737,098	$147,065,775	$1,247,000	$858,405,409

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Six Months Ended June 30, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	108,773,285	133,598,959	8,620,116	—	250,992,360
Reclassifications	22,558,007	(22,558,007)	—	—	—
Proceeds from sales of investments	—	—	(16,390,012)	152,592	(16,237,420)
Loan origination fees received	(1,748,132)	(2,082,235)	—	—	(3,830,367)
Principal repayments received	(51,771,029)	(20,750,316)	—	—	(72,521,345)
PIK interest earned	5,625,960	662,624	—	—	6,288,584
PIK interest payments received	(3,062,908)	(507,979)	—	—	(3,570,887)
Accretion of loan discounts	90,966	54,694	—	—	145,660
Accretion of deferred loan origination revenue	1,719,273	514,877	—	—	2,234,150
Realized gain (loss)	(13,353,325)	(2,110,952)	8,549,662	(1,234,792)	(8,149,407)
Unrealized gain (loss)	(12,749,190)	(3,151,655)	(8,698,057)	653,200	(23,945,702)
Fair value, end of period	$746,242,274	$275,313,167	$146,298,366	$1,459,000	$1,169,312,807

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation (depreciation) on investments of $2.0 million and $(1.7) million during the three and six months ended June 30, 2018, was related to portfolio company investments that were still held by the Company as of June 30, 2018. Pre-tax net unrealized depreciation on investments of $22.9 million and $35.2 million during the three and six months ended June 30, 2017, was related to portfolio company investments that were still held by the Company as of June 30, 2017.
The Company’s primary investment objective has historically been to generate current income and capital appreciation by investing directly in privately-held lower middle market companies to help these companies fund acquisitions, growth or refinancing. During the six months ended June 30, 2018, the Company made investments of approximately $18.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2018, the Company made investments of $10.8 million in companies to which it was previously committed to provide such financing.
During the six months ended June 30, 2017, the Company made investments of approximately $241.9 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2017, the Company made investments of $9.1 million in companies to which it was previously committed to provide such financing.
Warrants
When originating a debt security, the Company may sometimes receive warrants or other equity-related securities from the borrower. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant or other equity instruments is treated as original issue discount and accreted into interest income over the life of the loan.
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
Fee income for the six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Recurring Fee Income:
Amortization of loan origination fees	$521,214	$611,295	$1,102,139	$1,230,495
Management, valuation and other fees	115,664	255,431	313,425	457,391
Total Recurring Fee Income	636,878	866,726	1,415,564	1,687,886
Non-Recurring Fee Income:
Prepayment fees	953,011	15,270	1,191,943	731,403
Acceleration of unamortized loan origination fees	1,144,442	273,445	1,787,909	1,003,654
Loan amendment fees	35,000	65,000	35,000	115,000
Other fees	248	9,000	127,153	9,000
Total Non-Recurring Fee Income	2,132,701	362,715	3,142,005	1,859,057
Total Fee Income	$2,769,579	$1,229,441	$4,557,569	$3,546,943
Payment-in-Kind Interest
As of June 30, 2018, the Company held, and expects to hold in the future, loans in its portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

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
Concentration of Credit Risk
The Company’s investments have historically been, generally, in lower middle market companies in a variety of industries. As of both June 30, 2018 and December 31, 2017, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2018 and December 31, 2017, the Company’s largest single portfolio company investment represented approximately 8.5% and 5.6%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
Investments made by the Company carry a number of risks including, but not limited to: (i) investing in lower middle market companies which may have limited financial resources and may have limited operating histories, (ii) investing in senior subordinated debt which ranks equal to or lower than debt held by other investors and (iii) holding investments that are not publicly traded and are subject to legal and other restrictions on resale and other risks common to investing in below investment grade debt and equity instruments.
As of June 30, 2018, $690.0 million of the Company's assets were pledged as collateral for the Company's third amended and restated senior secured credit facility, as amended on May 1, 2017 (the “Credit Facility”), and $403.3 million were subject to superior claim over the Company's stockholders by the SBA. In connection with the closing of the Asset Sale Transaction, the Company repaid the SBA-guaranteed debentures and all amounts outstanding under the Credit Facility and terminated the Credit Facility. See Note 10 - Subsequent Events for more information regarding these repayments.

Investments Denominated in Foreign Currency
As of June 30, 2018, the Company held an investment in one portfolio company that was denominated in Canadian dollars. As of December 31, 2017, the Company held investments in two portfolio companies that were denominated in Canadian dollars.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

3. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following schedules present information about investments in and advances to affiliates for the six months ended June 30, 2018 and year ended December 31, 2017:

Six Months Ended June 30, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions(4)	June 30, 2018 Value
Portfolio Company	Type of Investment(1)
Control Investments:

CRS-SPV, Inc.	Common Stock (1,100 shares)	$—	$(4,096,000)	$100,000	$20,283,000	$—	$4,096,000	$16,187,000
		—	(4,096,000)	100,000	20,283,000	—	4,096,000	16,187,000

Frank Entertainment Group, LLC	Senior Note (6% Cash, Due 06/19)(5)	—	(556,859)	—	6,541,000	473,069	841,069	6,173,000
	Second Lien Term Note (2.5% Cash)(5)	—	(271,040)	—	—	303,827	303,827	—
	Redeemable Preferred Units (2,800,000 units)	—	—	—	—	—	—	—
	Redeemable Class B Preferred Units (2,800,000 units)	—	—	—	—	—	—	—
	Class A Common Units (606,552 units)	—	—	—	—	—	—	—
		—	(827,899)	—	6,541,000	776,896	1,144,896	6,173,000

FrontStream Holdings, LLC	Subordinate Note (LIBOR + 6.0%, 7.7% Cash)(5)(6)	(6,050,730)	6,609,389	—	7,414,000	9,109,389	16,523,389	—
	Common Stock (1,000 shares)	(500,000)	500,000	—	—	500,000	500,000	—
		(6,550,730)	7,109,389	—	7,414,000	9,609,389	17,023,389	—

Frontstreet Facility Solutions, Inc.	Subordinated Note (13% Cash)	—	(515,457)	560,946	3,750,000	15,457	515,457	3,250,000
	Series A Convertible Preferred Stock (60,000 shares)	—	—	—	—	—	—	—
	Series B Convertible Preferred Stock (20,000 shares)	—	—	—	—	—	—	—
	Common Stock (27,890 shares)	—	—	—	—	—	—	—
		—	(515,457)	560,946	3,750,000	15,457	515,457	3,250,000

Investments not held at the end of the period		(75,817)	—	—	—	79,817	79,817	—

Total Control Investments		(6,626,547)	1,670,033	660,946	37,988,000	10,481,559	22,859,559	25,610,000

Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	101,129	(155,098)	149,598	6,434,000	162,778	6,596,778	—
	Units (318,977 units)	(535,011)	527,331	—	266,000	527,331	793,331	—
		(433,882)	372,233	149,598	6,700,000	690,109	7,390,109	—

Consolidated Lumber Holdings, LLC	Class A Units (15,000 units)	—	603,000	36,831	4,500,000	603,000	—	5,103,000
		—	603,000	36,831	4,500,000	603,000	—	5,103,000

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Six Months Ended June 30, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions(4)	June 30, 2018 Value
Portfolio Company	Type of Investment(1)
FCL Holding SPV, LLC	Class A Interest (24,873 units)	$—	$(264,000)	$302,294	$570,000	$—	$264,000	$306,000
	Class B Interest (48,427 units)	—	—	—	—	—	—	—
	Class B Interest (3,746 units)	—	—	—	—	—	—	—
		—	(264,000)	302,294	570,000	—	264,000	306,000

Mac Land Holdings, Inc.	Common Stock (139 shares)	(369,000)	369,000	—	—	369,000	369,000	—
		(369,000)	369,000	—	—	369,000	369,000	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	—	—	1,793,398	23,308,085	286,353	—	23,594,438
	Jr. Subordinated Note (10% PIK)	—	—	279,190	5,114,592	279,190	—	5,393,782
	Jr. Subordinated Bridge Note (20% PIK)	—	—	253,869	2,412,295	253,869	—	2,666,164
	Series A Redeemable Senior Preferred Stock (7,839 shares)	—	521,000	—	10,390,000	521,000	—	10,911,000
	Common Stock (1,668,691 shares)	—	14,090,000	—	16,044,000	14,090,000	—	30,134,000
		—	14,611,000	2,326,457	57,268,972	15,430,412	—	72,699,384

Passport Food Group, LLC	Senior Notes (LIBOR + 9.0%, 11.3% Cash, Due 03/22)(6)	—	297,854	1,151,326	16,672,000	332,000	—	17,004,000
	Common Stock (20,000 shares)	—	(357,000)	—	357,000	—	357,000	—
		—	(59,146)	1,151,326	17,029,000	332,000	357,000	17,004,000

PCX Aerostructures, LLC	Subordinated Note (6% Cash)	—	2,602,677	1,182,863	22,574,000	3,419,000	—	25,993,000
	Subordinated Note (6% PIK)	—	211,286	5,068	548,000	216,354	764,354	—
	Series A Preferred Stock (6,066 shares)	—	—	—	—	—	—	—
	Series B Preferred Stock (1,411 shares)	—	57,000	—	—	1,057,000	—	1,057,000
	Class A Common Stock (121,922 shares)	—	—	—	—	—	—	—
		—	2,870,963	1,187,931	23,122,000	4,692,354	764,354	27,050,000

Team Waste, LLC	Subordinated Note (10% Cash, 2% PIK)	—	—	297,923	4,930,962	113,713	5,044,675	—
	Preferred Units (500,000 units)	3,750,000	—	—	10,000,000	3,750,000	3,750,000	10,000,000
		3,750,000	—	297,923	14,930,962	3,863,713	8,794,675	10,000,000

Technology Crops, LLC	Senior Notes (12% Cash)(5)	—	(2,170,000)	592,861	8,617,000	—	3,170,000	5,447,000
	Common Units (50 units)	—	—	—	—	—	—	—
		—	(2,170,000)	592,861	8,617,000	—	3,170,000	5,447,000

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	—	—	558,559	9,431,015	80,341	124,486	9,386,870
	Preferred Units (1,685,357 units)	—	3,218,000	—	1,524,000	3,218,000	—	4,742,000
		—	3,218,000	558,559	10,955,015	3,298,341	124,486	14,128,870

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

Six Months Ended June 30, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions(4)	June 30, 2018 Value
Portfolio Company	Type of Investment(1)
Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	$(950,000)	$1,000,000	$—	$—	$1,000,000	$1,000,000	$—
		(950,000)	1,000,000	—	—	1,000,000	1,000,000	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	—	54,000	—	302,000	54,000	—	356,000
	Common Shares (100,000 shares)	—	385,000	—	419,000	385,000	—	804,000
		—	439,000	—	721,000	439,000	—	1,160,000

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	—	(2,056,000)	—	2,688,000	—	2,056,000	632,000
		—	(2,056,000)	—	2,688,000	—	2,056,000	632,000

Investments not held at the end of the period		355,394	—	—	—	473,234	473,234	—
Deferred taxes		—	151,247	—	—	—	—	—

Total Affiliate Investments		$2,352,512	$19,085,297	$6,603,780	$147,101,949	$31,191,163	$24,762,858	$153,530,254

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
As of June 30, 2018, the Company had certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which held one or more of its portfolio investments that are listed on the Unaudited Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes in the Company's Unaudited Consolidated Statements of Operations, with the related deferred tax liabilities presented in the Company's Unaudited Consolidated Balance Sheet.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2018 and December 31, 2017 was approximately $904.8 million and $1,123.7 million, respectively. As of June 30, 2018, net unrealized depreciation on the Company's investments (tax basis) was approximately $48.1 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $107.1 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $155.2 million. As of December 31, 2017, net unrealized depreciation on the Company's investments (tax basis) was approximately $107.8 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $89.2 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $197.0 million.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2018 and December 31, 2017:

Issuance/Pooling Date	Maturity Date	Interest Rate as of June 30, 2018	June 30, 2018	December 31, 2017
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	5.337%	$22,000,000	$22,000,000
March 24, 2010	March 1, 2020	4.825%	6,800,000	6,800,000
September 22, 2010	September 1, 2020	3.687%	32,590,000	32,590,000
March 29, 2011	March 1, 2021	4.474%	75,400,000	75,400,000
September 21, 2011	September 1, 2021	3.392%	19,100,000	19,100,000
March 27, 2013	March 1, 2023	3.155%	30,000,000	30,000,000
September 24, 2014	September 1, 2024	3.790%	31,310,000	31,310,000
September 21, 2016	September 1, 2026	2.723%	32,800,000	32,800,000
Less: Deferred financing fees			(3,201,779)	(3,678,875)
Total SBA-Guaranteed Debentures			$246,798,221	$246,321,125
Credit Facility:
May 1, 2017	April 30, 2022	4.740%	$10,000,000	$156,070,484
Total Credit Facility			$10,000,000	$156,070,484
Notes:
October 19, 2012	December 15, 2022	6.375%	$80,500,000	$80,500,000
February 6, 2015	March 15, 2022	6.375%	86,250,000	86,250,000
Less: Deferred financing fees			(2,999,423)	(3,341,699)
Total Notes			$163,750,577	$163,408,301

SBA-Guaranteed Debentures
Under the Small Business Investment Act of 1958, as amended, and current SBA policy applicable to SBICs, an SBIC (or group of SBICs under common control) can have outstanding at any time, SBA-guaranteed debentures up to two times (and in certain cases, with SBA approval, up to three times) the amount of its regulatory capital. As of June 30, 2018, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that can be issued by a single SBIC was $150.0 million and by a group of SBICs under common control was $350.0 million. As of June 30, 2018, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures, leaving borrowing capacity of a maximum of $100.0 million of SBA-guaranteed debentures for Triangle SBIC III. Interest payments on SBA-guaranteed debentures are payable semi-annually and there are no principal payments required on these debentures prior to maturity, nor do the debentures carry any prepayment penalties. The weighted average interest rate for all SBA-guaranteed debentures as of both June 30, 2018 and December 31, 2017 was 3.90%. As of both June 30, 2018 and December 31, 2017, all SBA-guaranteed debentures were pooled.

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
The fair values of the SBA-guaranteed debentures are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2018 and December 31, 2017, the carrying amounts of the SBA-guaranteed debentures were approximately $246.8 million and $246.3 million, respectively. As of June 30, 2018 and December 31, 2017, the fair values of the SBA-guaranteed debentures were $260.9 million and $262.2 million, respectively. As of June 30, 2018, the Company was in compliance with SBA regulatory requirements.
See Note 10 - Subsequent Events for information on the repayment of the SBA-guaranteed debentures and the surrender of the SBIC licenses held by each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III in connection with the Transactions.
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
As of June 30, 2018, the Company had United States dollar borrowings of $10.0 million outstanding under the Credit Facility with an interest rate of 4.74%. As of December 31, 2017, the Company had United States dollar borrowings of $139.3 million outstanding under the Credit Facility with an interest rate of 4.12% and non-United States dollar borrowings denominated in Canadian dollars of $21.0 million ($16.8 million United States dollars) outstanding under the Credit Facility with a weighted average interest rate of 4.16%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond the control of the Company and cannot be predicted.
The fair value of the borrowings outstanding under the Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2018 and December 31, 2017, the fair values of the borrowings outstanding under the Credit Facility were $10.0 million and $156.1 million, respectively.
The Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The Credit Facility also permits Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all covenants of the Credit Facility.
In connection with the closing of the Asset Sale Transaction, the Company repaid all amounts outstanding under the Credit Facility and terminated the Credit Facility. See Note 10 - Subsequent Events for more information.
Notes
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. The December 2022 Notes mature on December 15, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company's option. The December 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. As of June 30, 2018 and December 31, 2017, the carrying amount of the December 2022 Notes was $79.1 million and $79.0 million, respectively. As of June 30, 2018 and December 31, 2017, the fair values of the December 2022 Notes were $81.0 million and $80.9 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The March 2022 Notes mature on March 15, 2022 and may be redeemed in whole or in part at any time or from time to time at the Company's option. The March 2022 Notes bear interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. As of June 30, 2018 and December 31, 2017, the carrying amounts of the March 2022 Notes were $84.6 million and $84.4 million, respectively. As of June 30, 2018 and December 31, 2017, the fair values of the March 2022 Notes were $86.7 million and $86.9 million, respectively. The fair values of the December 2022 Notes and the March 2022 Notes are based on the closing prices of each respective security on the New York Stock Exchange, which are Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (“SEC”), (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2018 and December 31, 2017, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
In connection with the closing of the Asset Sale Transaction, the Company caused notices to be issued to the holders of its December 2022 Notes and March 2022 Notes regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. See Note 10 - Subsequent Events for more information.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The following table presents information with respect to equity-based compensation for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	748,674	$19.79	631,622	$21.23
Shares granted during the period	435,106	$10.73	360,470	$19.22
Shares vested during the period	(279,720)	$20.56	(233,214)	$22.40
Unvested shares, end of period	904,060	$15.19	758,878	$19.92
In the three months ended June 30, 2018, the Company recognized equity-based compensation expense of approximately $1.5 million, and in the six months ended June 30, 2018, the Company recognized equity based compensation expense of approximately $2.9 million. In the three months ended June 30, 2017, the Company recognized equity-based compensation expense of approximately $1.5 million, and in the six months ended June 30, 2017, the Company recognized equity-based compensation expense of approximately $3.0 million. As of June 30, 2018, there was approximately $11.3 million of total unrecognized compensation cost related to the Company’s non-vested restricted shares.
In connection with the closing of the Asset Sale Transaction, all 904,060 outstanding shares of restricted stock outstanding under the Omnibus Plan vested. As a result, the Company accelerated the recognition of the remaining $11.3 million of equity based compensation expense in July 2018. The fair market value of the vested shares on July 31, 2018 (the vesting date) was approximately $10.8 million. The Company plans to terminate the Omnibus Plan in connection with the closing of the Externalization Transaction. See Note 10 - Subsequent Events for more information regarding the Transactions.
The Board has adopted a nonqualified deferred compensation plan covering the Company’s executive officers and key employees. Any compensation deferred and the Company’s contributions will earn a return based on the returns on certain investments designated by the Compensation Committee of the Board. Participants are 100% vested in amounts deferred under the deferred compensation plan and the earnings thereon. Contributions to the plan and earnings thereon generally vest ratably over a four-year period. Upon the closing of the Asset Sale Transaction, approximately $0.7 million of previously unvested deferred compensation benefits became fully vested. See Note 10 - Subsequent Events for more information regarding the treatment of the deferred compensation plan in connection with the Transactions.
The Company maintains a 401(k) plan in which all full-time employees who are at least 21 years of age are eligible to participate and receive employer contributions. Eligible employees may contribute a portion of their compensation on a pretax basis into the 401(k) plan up to the maximum amount allowed under the Code, and direct the investment of their contributions. The Company plans to terminate its 401(k) plan in connection with the closing of the Externalization Transaction. See Note 10 - Subsequent Events for more information regarding the Transactions.

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

7. TRANSACTIONS WITH CONTROLLED COMPANIES
During the three months ended June 30, 2017, the Company received management fees from SRC Worldwide, Inc., a wholly-owned subsidiary of CRS-SPV, Inc., of $100,000. During the six months ended June 30, 2018 and 2017, the Company received management fees from SRC Worldwide, Inc. of $100,000 and $200,000, respectively. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the three and six months ended June 30, 2018 and 2017, the Company recognized dividend and interest income from certain control investments as disclosed in Note 3 - Schedule of Investments in and Advances to Affiliates.
8. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of June 30, 2018 and December 31, 2017 were as follows:

Portfolio Company	Investment Type	June 30, 2018	December 31, 2017
Deva Holdings, Inc.	Revolver	$2,500,000	$2,500,000
DLC Acquisition, LLC	Revolver	3,000,000	1,800,000
Frank Entertainment Group, LLC(1)	Delayed Draw Senior	—	130,212
Frank Entertainment Group, LLC(1)	Delayed Draw Second Lien	—	303,827
HKW Capital Partners IV, L.P.	Private Equity	93,957	214,823
ICP Industries Inc.	Delayed Draw Term Loan	—	5,000,000
Lakeview Health Acquisition Company(1)	Revolver	1,387,367	1,387,367
Micross Solutions, LLC(1)	Delayed Draw Term Loan	3,000,000	3,000,000
Nautic Partners VII, LP	Private Equity	471,594	509,080
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	649,143	649,143
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	—	4,500,000
SCUF Gaming, Inc.(1)	Revolver	—	2,000,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	19,096,531	18,826,531
SPC Partners V, LP	Private Equity	185,297	185,297
SPC Partners VI, LP(1)	Private Equity	2,524,550	2,792,172
Tate's Bake Shop	Revolver	—	550,000
TGaS Advisors, LLC	Revolver	—	2,000,000
Vinvention Capital Partners TE LP (F/K/A Nomacorc, LLC) (1)	Equity Investment	630,401	838,813
Total unused commitments to extend financing		$34,538,840	$48,187,265

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company and certain current and former executive officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Southern District of New York (and then transferred to the United States District Court for the Eastern District of North Carolina) on behalf of all persons who purchased or otherwise acquired the Company's common stock between May 7, 2014 and November 1, 2017. The first lawsuit was filed on November 21, 2017, and was captioned Elias Dagher, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00015-FL (the “Dagher Action”). The second lawsuit was filed on November 28, 2017, and was captioned Gary W. Holden, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00010-FL (the “Holden Action”). The Dagher Action and the Holden Action were consolidated and are currently captioned In re Triangle Capital Corp. Securities Litigation, Master File No. 5:18-cv-00010-FL.
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On July 9, 2018, the plaintiff filed its response in opposition to the defendants’ motion to dismiss. The motion to dismiss was fully briefed as of July 31, 2018.
The Company and the members the of Board of Directors have been named as defendants in three other putative securities class action lawsuits challenging the June 1, 2018 proxy statement seeking shareholder approval of the Asset Purchase Agreement and the Externalization Agreement. The first lawsuit was filed on July 6, 2018 in the United States District Court for the Eastern District of North Carolina, and is captioned Carlson, et al. v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00332-FL (the “Carlson Action”). The second lawsuit was filed on July 9, 2018 in the United States District Court for the District of Maryland, and is captioned Hammer, et al. v. Triangle Capital Corporation, et al., Case No. 1:18-cv-02086-RDB (the “Hammer Action”). The third lawsuit was filed on July 12, 2018 in the United States District Court for the District of Maryland, and is captioned Kent, et al. v. Triangle Capital Corporation, et al., Case No. 1:18-cv-0237-ELH (the “Kent Action”). The complaints in the Carlson Action, the Hammer Action, and the Kent Action each allege certain violations of the securities laws, including, among other things, that the defendants made certain material omissions in the proxy statement, and each sought to enjoin the shareholder meeting scheduled for July 24, 2018, among other relief.
On July 11, 2018, the plaintiff in the Carlson Action filed a motion for preliminary injunction seeking to enjoin the July 24, 2018 shareholder vote and to require that certain supplemental disclosures be made. On July 16, 2018, the court denied the plaintiff’s motion for preliminary injunction. The time for the defendants to respond to the complaints in the Carlson Action, Hammer Action, and Kent Action has not yet expired.
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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

9. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Per share data:
Net asset value at beginning of period	$13.43	$15.13
Net investment income(1)	0.48	0.82
Net realized loss on investments(1)	(0.93)	(0.18)
Net unrealized appreciation on investments / foreign currency(1)	1.08	(0.52)
Total increase from investment operations(1)	0.63	0.12
Dividends paid to stockholders from net investment income	(0.30)	(0.90)
Shares issued pursuant to Dividend Reinvestment Plan	—	0.01
Common stock offering	—	0.61
Stock-based compensation	(0.05)	(0.07)
Tax provision(1)	(0.01)	(0.01)
Other(2)	—	(0.06)
Net asset value at end of period	$13.70	$14.83
Market value at end of period(3)	$11.50	$17.62
Shares outstanding at end of period	48,050,720	47,745,674
Net assets at end of period	$658,306,493	$707,944,974
Average net assets	$644,713,747	$670,884,725
Ratio of total expenses, including provision for taxes, to average net assets (annualized)	9.09%	7.32%
Ratio of net investment income to average net assets (annualized)	7.07%	11.08%
Portfolio turnover ratio	2.92%	8.40%
Total return(4)	24.42%	0.95%
Supplemental Data:
Efficiency ratio(5)	26.83%	16.63%

(1)	Weighted average basic per share data.

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

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

10. SUBSEQUENT EVENTS
The Asset Sale Transaction
As previously disclosed on April 3, 2018, the Company entered into the Asset Purchase Agreement with the Asset Buyer, pursuant to which the Company agreed to sell its December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. Simultaneously therewith, the Company entered into the Externalization Agreement with Barings, through which Barings will become the investment adviser to the Company in exchange for a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to the Company’s stockholders and other consideration as discussed further below.
The Asset Sale Transaction closed on July 31, 2018 following receipt of stockholder approval at the Special Meeting held on July 24, 2018. The gross cash proceeds received from the Asset Buyer and certain affiliates of the Asset Buyer in connection with the Asset Sale Transaction were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, as described in greater detail in the Asset Purchase Agreement. Adjustments to the purchase price included, among other things, approximately $208.8 million of principal payments and prepayments, sales proceeds and distributions related to the investment portfolio that were received and retained by the Company between December 31, 2017 and the closing of the Asset Sale, offset by approximately $29.5 million of loans and equity investments originated between December 31, 2017 and the closing of the Asset Sale.
Upon the closing of the Asset Sale Transaction, approximately $0.7 million of previously unvested deferred compensation benefits became fully vested. In addition, in connection with the closing of the Asset Sale Transaction, all 904,060 outstanding shares of restricted stock outstanding under the Omnibus Plan vested. As a result, the Company accelerated the recognition of the remaining $11.3 million of equity based compensation expense in July 2018 and the Company currently has no shares of restricted stock or other equity awards outstanding. The fair market value of the vested shares on July 31, 2018 (the vesting date) was approximately $10.8 million. The Board intends to terminate the Omnibus Plan in connection with the closing of the Externalization Transaction, described below.
In connection with the closing of the Asset Sale Transaction, the Company also caused notices to be issued to the holders of its December 2022 Notes and March 2022 Notes regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. The December 2022 Notes and the March 2022 Notes will each be redeemed at 100% of their principal amount ($25.00 per Note), plus the accrued and unpaid interest thereon from June 15, 2018 to, but excluding, August 30, 2018. In furtherance of the redemption, on July 31, 2018, the Company also irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes, funds in trust for the purposes of redeeming all of the issued and outstanding December 2022 Notes and March 2022 Notes and paying all sums due and payable under the indenture and supplements thereto. As a result, the Company’s obligations under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes were satisfied and discharged as of July 31, 2018, except with respect to those obligations that the indenture expressly provides shall survive the satisfaction and discharge of the indenture.
Subsequent to June 30, 2018, but prior to the closing of the Asset Sale, the Company repaid all amounts outstanding under the Credit Facility. In addition, in connection with the closing of the Asset Sale Transaction, the Company terminated the Credit Facility. The Company also repaid the SBA-guaranteed debentures and delivered necessary materials to the SBA to surrender the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III.
Stockholder Approval of Reduced Asset Coverage Ratio
As of June 30, 2018, the Company was only allowed to borrow amounts such that its “asset coverage,” as defined in the 1940 Act, was at least 200% after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the 1940 Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.
As of June 30, 2018 and December 31, 2017, the Company had total senior securities of $176.8 million and $322.8 million, respectively, consisting of outstanding borrowings under the Credit Facility, the December 2022 Notes and the March 2022 Notes, and had asset coverage ratios of 473% and 299%, respectively. As a result of the Asset Sale Transaction, as of July

TRIANGLE CAPITAL CORPORATION
Notes to Unaudited Consolidated Financial Statements — (Continued)

31, 2018, the Company had no senior securities outstanding. For a discussion of the principal risk factors associated with these senior securities, see “Part II. Item 1A. Risk Factors” of this quarterly report on Form 10-Q.
On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. On July 24, 2018, the Company’s stockholders voted at the Special Meeting to approve a proposal to authorize the Company to be subject to the reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, the asset coverage ratio under the 1940 Act applicable to the Company has been decreased to 150% from 200%. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the six months ended June 30, 2018, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein, in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Item 1A entitled "Risk Factors" in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
The Asset Sale and Externalization Transactions
As further described below, under “Recent Developments,” on April 3, 2018, we entered into an asset purchase agreement, or the Asset Purchase Agreement, with BSP Asset Acquisition I, LLC, or the Asset Buyer (an affiliate of Benefit Street Partners L.L.C., or BSP), pursuant to which we agreed to sell our December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, such transaction referred to herein as the Asset Sale Transaction. Simultaneously therewith, we entered into a stock purchase and transaction agreement, or the Externalization Agreement, with Barings LLC, or Barings, through which Barings will become the investment adviser to the Company in exchange for a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to our stockholders and other consideration described below in “Recent Developments,” such transaction referred to herein as the Externalization Transaction. The Asset Sale Transaction and the Externalization Transaction are collectively referred to herein as the “Transactions.”
The Asset Sale Transaction closed on July 31, 2018 following receipt of stockholder approval at our July 24, 2018 special meeting of stockholders, or the Special Meeting. As a result of the Asset Sale Transaction, we have sold substantially all of our investment portfolio. The Externalization Transaction is expected to close on or around August 2, 2018, following which we will commence operations as an externally managed BDC managed by Barings. See “Recent Developments” below for more details about the effect of the Transactions on our financial condition and operations.
Overview of Our Business
We are a Maryland corporation which has elected to be treated and operates as an internally managed business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As of June 30, 2018, our wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP, or Triangle SBIC, Triangle Mezzanine Fund II LP, or

Triangle SBIC II and Triangle Mezzanine Fund III LP, or Triangle SBIC III, were licensed as small business investment companies, or SBICs, by the United States Small Business Administration, or SBA. In addition, Triangle SBIC has also elected to be treated as a BDC under the 1940 Act. We, Triangle SBIC, Triangle SBIC II and Triangle SBIC III have historically invested primarily in debt instruments, equity investments, warrants and other securities of lower middle market privately-held companies located primarily in the United States.
Our business has historically been to provide capital to lower middle market companies located primarily in the United States. We historically focused on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company has annual revenues between $20.0 million and $300.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $5.0 million and $75.0 million.
We have invested primarily in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, we generally invested in one or more equity instruments of the borrower, such as direct preferred or common equity interests. Our investments generally range from $5.0 million to $50.0 million per portfolio company. In certain situations, we have in the past partnered with other funds to provide larger financing commitments.
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
As of both June 30, 2018 and December 31, 2017, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 11.0%. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 9.4% and 9.6% as of June 30, 2018 and December 31, 2017, respectively. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 8.7% and 8.5% as of June 30, 2018 and December 31, 2017, respectively.
Recent Developments
The Asset Sale Transaction and Externalization Transaction
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
After a comprehensive review of potential strategic alternatives, and as previously disclosed, on April 3, 2018, we entered into the Asset Purchase Agreement with the Asset Buyer, pursuant to which we agreed to sell our December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. Simultaneously therewith, we entered into the Externalization Agreement with Barings, through which Barings will become our investment adviser in exchange for a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to our stockholders and other consideration as discussed further below.
The Asset Sale Transaction closed on July 31, 2018 following receipt of stockholder approval at the Special Meeting held on July 24, 2018. The gross cash proceeds received from the Asset Buyer and certain affiliates of the Asset Buyer in connection with the Asset Sale Transaction were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, as described in greater detail in the Asset Purchase Agreement. Adjustments to the purchase price included, among other things, approximately $208.8 million of principal payments and prepayments, sales proceeds and distributions related to the investment portfolio that were received and retained by us between December 31, 2017 and the closing of the Asset Sale, offset by approximately $29.5 million of loans and equity investments originated between December 31, 2017 and the closing of the Asset Sale.
Upon the closing of the Asset Sale Transaction, approximately $0.7 million of previously unvested deferred compensation benefits became fully vested. In addition, in connection with the closing of the Asset Sale Transaction, all 904,060 outstanding shares of restricted stock outstanding under the Omnibus Plan vested. As a result, we accelerated the recognition of the remaining $11.3 million of equity based compensation expense in July 2018. After the vesting, the Company currently has no shares of restricted stock or other equity awards outstanding. The fair market value of the vested shares on July 31, 2018 (the vesting date) was approximately $10.8 million. The Board intends to terminate the Omnibus Plan in connection with the closing of the Externalization Transaction, described below.
In connection with the closing of the Asset Sale Transaction, we also caused notices to be issued to the holders of our unsecured 6.375% notes due December 15, 2022, or the December 2022 Notes, and our unsecured 6.375% notes due March 15, 2022, or the March 2022 Notes, regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. The December 2022 Notes and the March 2022 Notes will each be redeemed at 100% of their principal amount ($25.00 per Note), plus the accrued and unpaid interest thereon from June 15, 2018 to, but excluding, August 30, 2018. In furtherance of the redemption, on July 31, 2018, we also irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes, funds in trust for the purposes of redeeming all of the issued and outstanding December 2022 Notes and March 2022 Notes and paying all sums due and payable under the indenture and supplements thereto. As a result, our obligations under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes were satisfied and discharged as of July 31, 2018, except with respect to those obligations that the indenture expressly provides shall survive the satisfaction and discharge of the indenture.
Subsequent to June 30, 2018, but prior to the closing of the Asset Sale, we repaid all amounts outstanding under the Credit Facility. In addition, in connection with the closing of the Asset Sale Transaction, we terminated the Credit Facility. We also repaid the SBA-guaranteed debentures and delivered necessary materials to the SBA to surrender the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III.
The Externalization Transaction is expected to close on or around August 2, 2018. In connection with the closing of the Externalization Transaction, we will enter into an investment advisory agreement, or the Advisory Agreement, and an administration agreement with Barings, pursuant to which Barings will serve as our investment adviser and administrator. Also, in connection with the closing of the Externalization Transaction, Barings will pay $85.0 million, or approximately $1.78 per share, directly to our stockholders in exchange for the right to become our investment adviser under the Advisory Agreement. In addition, Barings will make an investment of $100.0 million in newly issued shares of our common stock at net asset value upon the closing of the Externalization Transaction. Furthermore, Barings has committed to purchase up to $50.0 million of shares of our common stock in the open market at prices up to and including the then-current net asset value for a period of two years post-closing of the Externalization Transaction, after which Barings has agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares of our common stock at the greater of the then-current net asset value and market price. Barings’ total financial commitment to the Externalization Transaction is $235.0 million. In addition, our Board of Directors has authorized a modified "Dutch auction" tender offer, to commence immediately after the closing of the Externalization Transaction, to purchase shares of our common stock for an aggregate cash purchase price of up to $50.0 million at prices up to and including net asset value per share. Also, the name of the Company will change to “Barings BDC, Inc.” in conjunction with the closing of the Externalization Transaction.
As previously disclosed in our definitive proxy statement relating to the Transactions, filed with the SEC on June 1, 2018, and any supplements thereto, collectively referred to as the Proxy Statement, all of our existing officers and directors will resign effective as of the closing of the Externalization Transaction. In addition, our Board of Directors has approved the election of, effective from and after the closing of the Externalization Transaction, directors identified by Barings and the appointment of each such director to a director class selected by Barings, as disclosed in the Proxy Statement. Our Board of Directors has also appointed new officers of the Company as identified by Barings, effective from and after the closing of the Externalization Transaction. Refer to the Proxy Statement for more information.
Following the closing of the Externalization Transaction, Barings intends to invest a substantial portion of the cash that we are expected to have on our balance sheet in a liquid, non-investment grade debt portfolio, within 90 days thereof. Barings will then work to transition our liquid debt portfolio into a private senior secured debt portfolio within the following two years, subject to market conditions. We discontinued paying a quarterly dividend starting with the second quarter of 2018; however, we expect to begin paying quarterly dividends to our stockholders as soon as is practicable after the closing of the Externalization Transaction, initially based on the investment income generated by our liquid, non-investment grade debt portfolio and then based on the investment income generated by our private senior secured debt portfolio.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Although we have no immediate plans to significantly increase our leverage, we are now permitted under the 1940 Act to incur indebtedness at a level which more consistent with a portfolio of senior secured debt. See Note 10 - Subsequent Events to our Unaudited Consolidated Financial Statements as of June 30, 2018 for more information on the stockholder approval of the reduced asset coverage ratio.

Portfolio Investment Composition
The total value of our investment portfolio was $858.4 million as of June 30, 2018, as compared to $1,016.3 million as of December 31, 2017. As of June 30, 2018, we had investments in 75 portfolio companies with an aggregate cost of $910.5 million. As of December 31, 2017, we had investments in 89 portfolio companies with an aggregate cost of $1,121.6 million. As of both June 30, 2018 and December 31, 2017, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2018 and December 31, 2017, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2018:
Subordinated debt and 2nd lien notes	$510,342,162	56%	$453,355,536	53%
Senior debt and 1st lien notes	277,546,605	31	256,737,098	30
Equity shares	120,909,227	13	147,065,775	17
Equity warrants	1,691,617	—	1,247,000	—
	$910,489,611	100%	$858,405,409	100%
December 31, 2017:
Subordinated debt and 2nd lien notes	$710,543,854	63%	$589,548,358	58%
Senior debt and 1st lien notes	275,088,787	25	262,803,297	26
Equity shares	134,301,587	12	162,543,691	16
Equity warrants	1,691,617	—	1,389,000	—
	$1,121,625,845	100%	$1,016,284,346	100%
Investment Activity
During the six months ended June 30, 2018, we made debt investments in five existing portfolio companies totaling $27.6 million and equity investments in five existing portfolio companies totaling $1.5 million. We had twelve portfolio company loans repaid at par totaling $141.2 million and received normal principal repayments and partial loan prepayments totaling $9.5 million in the six months ended June 30, 2018. We received $11.4 million related to the exits of underperforming portfolio companies and recognized net realized losses on these exits of $50.7 million. We recognized a $16.1 million realized loss related to the exchange of one portfolio company debt investment for equity in that portfolio company. We received a $3.8 million distribution from one portfolio company and recognized the distribution as a long-term capital gain. In addition, we received proceeds related to the sales of certain equity securities totaling $30.8 million and recognized net realized gains on such sales totaling $19.0 million in the six months ended June 30, 2018.
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

Total portfolio investment activity for the six months ended June 30, 2018 and 2017 was as follows:

Six Months Ended June 30, 2018:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$589,548,358	$262,803,297	$162,543,691	$1,389,000	$1,016,284,346
New investments	7,803,827	19,747,966	1,535,469	—	29,087,262
Reclassifications	(8,617,000)	8,617,000	—	—	—
Proceeds from sales of investments	—	—	(34,558,341)	(708)	(34,559,049)
Loan origination fees received	—	(292,999)	—	—	(292,999)
Principal repayments received	(133,510,838)	(28,555,564)	—	—	(162,066,402)
PIK interest earned	3,048,266	225,340	—	—	3,273,606
PIK interest payments received	(2,494,389)	(1,403,097)	—	—	(3,897,486)
Accretion of loan discounts	12,131	—	—	—	12,131
Accretion of deferred loan origination revenue	2,447,978	442,070	—	—	2,890,048
Realized gain (loss)	(65,214,565)	—	19,630,512	708	(45,583,345)
Unrealized gain (loss)	60,331,768	(4,846,915)	(2,085,556)	(142,000)	53,257,297
Fair value, end of period	$453,355,536	$256,737,098	$147,065,775	$1,247,000	$858,405,409
Weighted average yield on debt investments at end of period(1)					11.0%
Weighted average yield on total investments at end of period(1)					9.4%
Weighted average yield on total investments at end of period					8.7%

(1)	Excludes non-accrual debt investments

Six Months Ended June 30, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	108,773,285	133,598,959	8,620,116	—	250,992,360
Reclassifications	22,558,007	(22,558,007)	—	—	—
Proceeds from sales of investments	—	—	(16,390,012)	152,592	(16,237,420)
Loan origination fees received	(1,748,132)	(2,082,235)	—	—	(3,830,367)
Principal repayments received	(51,771,029)	(20,750,316)	—	—	(72,521,345)
PIK interest earned	5,625,960	662,624	—	—	6,288,584
PIK interest payments received	(3,062,908)	(507,979)	—	—	(3,570,887)
Accretion of loan discounts	90,966	54,694	—	—	145,660
Accretion of deferred loan origination revenue	1,719,273	514,877	—	—	2,234,150
Realized gain (loss)	(13,353,325)	(2,110,952)	8,549,662	(1,234,792)	(8,149,407)
Unrealized gain (loss)	(12,749,190)	(3,151,655)	(8,698,057)	653,200	(23,945,702)
Fair value, end of period	$746,242,274	$275,313,167	$146,298,366	$1,459,000	$1,169,312,807
Weighted average yield on debt investments at end of period(1)					11.4%
Weighted average yield on total investments at end of period(1)					10.0%
Weighted average yield on total investments at end of period					9.4%

(1)	Excludes non-accrual debt investments
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2018, the fair value of our non-accrual assets was $11.6 million, which comprised 1.4% of the total fair value of our portfolio, and the cost of our non-accrual assets was $58.8 million, which comprised 6.5% of the total cost of our portfolio. As of December 31, 2017, the fair value of our non-accrual assets was $15.8 million, which comprised 1.6% of the total fair value of our portfolio, and the cost of our non-accrual assets was $120.1 million, which comprised 10.7% of the total cost of our portfolio.

Our non-accrual assets as of June 30, 2018 were as follows:
Cafe Enterprises, Inc.
During the three months ended June 30, 2017, we placed our subordinated debt investment in Cafe Enterprises, Inc., or Cafe, on PIK non-accrual status. In September 2017, we placed our debt investments in Cafe on non-accrual status effective with the quarterly payments due September 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Cafe for financial reporting purposes. As of June 30, 2018, the cost of our debt investments in Cafe was $15.7 million and the fair value of such investments was zero.
Community Intervention Services, Inc.
In June 2017, we placed our debt investment in Community Intervention Services, Inc., or Community, on non-accrual status effective with the quarterly payment due June 30, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Community for financial reporting purposes. As of June 30, 2018, the cost of our debt investment in Community was $17.7 million and the fair value of such investment was zero.
Frank Entertainment Group, LLC
In September 2017, we placed our debt investments in Frank Entertainment Group, LLC, or Frank, on non-accrual status effective with the monthly payments due July 31, 2017. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Frank for financial reporting purposes. As of June 30, 2018, the cost of our debt investments in Frank was $14.1 million and the fair value of such investments was $6.2 million.
Technology Crops, LLC
In June 2018, we placed our debt investments in Technology Crops, LLC, or Technology Crops, on non-accrual status effective with the monthly payment due June 30, 2018. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investments in Technology Crops for financial reporting purposes. As of June 30, 2018, the cost of our debt investments in Technology Crops was $11.3 million and the fair value of such investments was $5.4 million.
Results of Operations
Comparison of three months ended June 30, 2018 and June 30, 2017
Investment Income
For the three months ended June 30, 2018, total investment income was $25.5 million, an 18.4% decrease from $31.2 million of total investment income for the three months ended June 30, 2017. This decrease was primarily attributable to a decrease in portfolio debt investments from June 30, 2017 to June 30, 2018, a decrease in the weighted average yield on our debt investments from June 30, 2017 to June 30, 2018 and a $0.7 million decrease in non-recurring dividend income, partially offset by a $1.8 million increase in non-recurring fee income. The weighted average yield on our debt investments (other than non-accrual investments) was 11.0% as of June 30, 2018, as compared to 11.4% as of June 30, 2017. Non-recurring fee income was $2.1 million for the three months ended June 30, 2018, as compared to $0.4 million for the three months ended June 30, 2017. Non-recurring dividend income was $0.4 million for the three months ended June 30, 2018, as compared to $1.1 million for the three months ended June 30, 2017.
Operating Expenses
For the three months ended June 30, 2018, operating expenses increased by 29.9% to $15.4 million from $11.9 million for the three months ended June 30, 2017. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the three months ended June 30, 2018, interest and other financing fees increased by 3.2% to $7.3 million from $7.1 million for the three months ended June 30, 2017.
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

For the three months ended June 30, 2018, compensation expenses increased by 7.5% to $3.8 million from $3.6 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, general and administrative expenses increased by 260.0% to $4.2 million from $1.2 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily related to increased legal expenses and other direct costs related to our strategic alternatives review process announced by our Board of Directors in November 2017. See further discussion regarding the Transactions above in the "Recent Developments" section.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) increased to 31.7% for the three months ended June 30, 2018 from 15.2% for the three months ended June 30, 2017.
Net Investment Income
As a result of the $5.7 million decrease in total investment income and the $3.5 million increase in operating expenses, net investment income decreased by 48.0% to $10.1 million for the three months ended June 30, 2018 as compared to $19.4 million for the three months ended June 30, 2017.
Net Increase/Decrease in Net Assets Resulting from Operations
In the three months ended June 30, 2018, we recognized realized losses totaling $37.2 million, which consisted primarily of a net loss on the repayments/write-offs of four non-control/non-affiliate investments totaling $43.8 million, a net loss on the repayments/write-off of two control investments totaling $6.6 million, a net loss on the sales/write-offs of two affiliate investments totaling $1.3 million and a net foreign currency realized loss of $0.3 million, partially offset by net gains from the sales of ten non-control/non-affiliate investments totaling $14.4 million and net gains from the sale of one affiliate investment totaling $0.4 million. In addition, during the three months ended June 30, 2018, we recorded net unrealized appreciation totaling $43.0 million, consisting of net unrealized appreciation on our current portfolio of $1.3 million and net unrealized appreciation reclassification adjustments of $41.7 million related to the realized gains and losses noted above.
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
As a result of these events, our net increase in net assets resulting from operations was $15.3 million for the three months ended June 30, 2018, as compared to a net decrease in net assets resulting from operations of $2.0 million for the three months ended June 30, 2017.
Comparison of six months ended June 30, 2018 and June 30, 2017
Investment Income
For the six months ended June 30, 2018, total investment income was $51.5 million, a 16.0% decrease from $61.4 million of total investment income for the six months ended June 30, 2017. This decrease was primarily attributable to a decrease in portfolio debt investments from June 30, 2017 to June 30, 2018, a decrease in the weighted average yield on our debt investments from June 30, 2017 to June 30, 2018 and a $0.8 million decrease in non-recurring dividend income, partially offset by a $1.3 million increase in non-recurring fee income. The weighted average yield on our debt investments (other than non-accrual investments) was 11.0% as of June 30, 2018, as compared to 11.4% as of June 30, 2017. Non-recurring fee income was $3.1 million for the six months ended June 30, 2018 as compared to $1.9 million for the six months ended June 30, 2017. Net non-recurring dividend income was $0.6 million for the six months ended June 30, 2018 as compared to $1.4 million for the six months ended June 30, 2017.
Operating Expenses
For the six months ended June 30, 2018, operating expenses increased by 18.7% to $28.8 million from $24.2 million for the six months ended June 30, 2017. Our operating expenses consist of interest and other financing fees, compensation expenses and general and administrative expenses.
For the six months ended June 30, 2018, interest and other financing fees increased by 6.5% to $14.9 million from $14.0 million for the six months ended June 30, 2017.

For the six months ended June 30, 2018, compensation expenses increased by 1.4% to $7.9 million from $7.8 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, general and administrative expenses increased by 147.2% to $5.9 million from $2.4 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily related to increased legal expenses and other direct costs related to our strategic alternatives review process announced by our Board of Directors in November 2017. See further discussion regarding the Transactions above in the "Recent Developments" section.
In addition, our efficiency ratio (defined as the sum of compensation expenses and general and administrative expenses as a percentage of total investment income) increased to 26.8% for the six months ended June 30, 2018 from 16.6% for the six months ended ended June 30, 2017.
Net Investment Income
As a result of the $9.9 million decrease in total investment income and the $4.5 million increase in operating expenses, net investment income decreased by 38.7% to $22.8 million for the six months ended June 30, 2018 as compared to $37.2 million for the six months ended June 30, 2017.
Net Increase/Decrease in Net Assets Resulting from Operations
In the six months ended June 30, 2018, we recognized realized losses totaling $44.5 million, which consisted primarily of net losses on the repayments/write-offs of four non-control/non-affiliate investments totaling $43.8 million, a loss on the restructuring of one non-control/non-affiliate investment totaling $16.1 million, a loss on the repayments/write-off of two control investments totaling $6.6 million and a net loss on the sales/write-offs of three affiliate investments totaling $1.8 million, partially offset by a gain from a tax distribution from an affiliate investment totaling $3.8 million, net gains from the sales of seventeen non-control/non-affiliate investments totaling $18.6 million, a gain from the sale of one affiliate investment totaling $0.4 million and a net foreign currency realized gain of $1.1 million. In addition, during the six months ended June 30, 2018, we recorded net unrealized appreciation totaling $52.0 million consisting of net unrealized depreciation on our current portfolio of $1.2 million and net unrealized appreciation reclassification adjustments of $53.3 million related to the realized gains and losses noted above.
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
As a result of these events, our net increase in net assets resulting from operations was $29.8 million for the six months ended June 30, 2018, as compared to a net increase in net assets resulting from operations of $5.2 million for the six months ended June 30, 2017.
Liquidity and Capital Resources
Our primary sources of liquidity are our investment portfolio and cash and cash equivalents. As a result of the closing of the Asset Sale Transaction, a significant portion of our assets are represented by cash and cash equivalents. Refer to “Recent Developments” above for more information. We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months
Cash Flows
For the six months ended June 30, 2018, we experienced a net increase in cash and cash equivalents in the amount of $24.6 million. During that period, our operating activities provided $186.2 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of investments totaling $196.6 million, which in addition to the cash provided by other operating activities, was partially offset by portfolio investments of $29.1 million. In addition, financing activities decreased cash by $161.5 million, consisting primarily of repayments under the Credit Facility of $150.0 million and cash dividends paid in the amount of $14.4 million. As of June 30, 2018, we had $216.5 million of cash and cash equivalents on hand.
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
Financing Transactions
As of June 30, 2018, Triangle SBIC had issued the maximum $150.0 million of SBA-guaranteed debentures and Triangle SBIC II had issued $100.0 million of SBA-guaranteed debentures. In addition to the one-time 1.0% fee on the total commitment from the SBA, we also pay a one-time fee of 2.425% on the amount of each debenture issued. These fees are capitalized as deferred financing costs and are amortized over the term of the debt agreements using the effective interest method. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2018 was 3.90%. As of both June 30, 2018 and December 31, 2017, all SBA-guaranteed debentures were pooled. See “Recent Developments” above for information on the repayment of the SBA-guaranteed debentures in connection with the Transactions.
In May 2015, we entered into the Credit Facility, which was subsequently amended in May 2017. The amendment, among other things, increased commitments from $300.0 million to $435.0 million and extended the maturity by two years. The revolving period of the Credit Facility ends April 30, 2021 followed by a one-year amortization period with a final maturity date of April 30, 2022. The Credit Facility, which was structured to operate like a revolving credit facility, was secured primarily by our assets, excluding the assets of our wholly-owned SBIC subsidiaries. The Credit Facility had an accordion feature that allowed for an increase in the total borrowing size up to $550.0 million, subject to certain conditions and the satisfaction of specified financial covenants. Using this accordion feature, in July 2017, we increased our commitments under the Credit Facility from $435.0 million to $465.0 million, and in September 2017, we again increased our commitments under the Credit Facility from $465.0 million to $480.0 million.
As of June 30, 2018, we had United States dollar borrowings of $10.0 million outstanding under the Credit Facility with an interest rate of 4.74%. and were in compliance with all covenants of the Credit Facility. In connection with the closing of the Asset Sale Transaction, we repaid all amounts outstanding under the Credit Facility and terminated the Credit Facility. See “Recent Developments” above for more information.
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
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contain certain covenants, including but not limited to (i) a requirement that we comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to us by the SEC, (ii) a requirement that we will not declare any cash dividend, or declare any other cash distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to us by the SEC, and (iii) a requirement that we provide financial information to the holders of the notes and the trustee under the indenture if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of June 30, 2018 and December 31, 2017, we were in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
In connection with the closing of the Asset Sale Transaction, the Company caused notices to be issued to the holders of its December 2022 Notes and March 2022 Notes regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. See “Recent Developments” above for more information.

Distributions to Stockholders
We have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. As a result of the Transactions, we discontinued paying a quarterly dividend starting with the second quarter of 2018; however, we expect to begin paying quarterly dividends to our stockholders as soon as is practicable after the closing of the Externalization Transaction, initially based on the investment income generated by our liquid, non-investment grade debt portfolio and then based on the investment income generated by our private senior secured debt portfolio.
In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements.
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
The total number of investments and the percentage of our investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%
December 31, 2017	21	35%
March 31, 2018	14	24%
June 30, 2018	23	47%

(1)	Exclusive of the fair value of new investments made during the quarter.

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
Payment-in-Kind (PIK) Interest Income
As of June 30, 2018 we held, and we expect to hold in the future, loans in our portfolio that contain PIK interest provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of June 30, 2018 and December 31, 2017 were as follows:

Portfolio Company	Investment Type	June 30, 2018	December 31, 2017
Deva Holdings, Inc.	Revolver	$2,500,000	$2,500,000
DLC Acquisition, LLC	Revolver	3,000,000	1,800,000
Frank Entertainment Group, LLC(1)	Delayed Draw Senior	—	130,212
Frank Entertainment Group, LLC(1)	Delayed Draw Second Lien	—	303,827
HKW Capital Partners IV, L.P.	Private Equity	93,957	214,823
ICP Industries Inc.	Delayed Draw Term Loan	—	5,000,000
Lakeview Health Acquisition Company(1)	Revolver	1,387,367	1,387,367
Micross Solutions, LLC(1)	Delayed Draw Term Loan	3,000,000	3,000,000
Nautic Partners VII, LP	Private Equity	471,594	509,080
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	649,143	649,143
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	—	4,500,000
SCUF Gaming, Inc.(1)	Revolver	—	2,000,000
Smile Brands, Inc.	Equity Investment	1,000,000	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	19,096,531	18,826,531
SPC Partners V, LP	Private Equity	185,297	185,297
SPC Partners VI, LP(1)	Private Equity	2,524,550	2,792,172
Tate's Bake Shop	Revolver	—	550,000
TGaS Advisors, LLC	Revolver	—	2,000,000
Vinvention Capital Partners TE LP (F/K/A Nomacorc, LLC) (1)	Equity Investment	630,401	838,813
Total unused commitments to extend financing		$34,538,840	$48,187,265

(1)
Represents a commitment to extend financing to a portfolio company where one or more of our current investments in the portfolio company are carried at less than cost. Our estimate of the fair value of the current investments in this portfolio company includes an analysis of the value of any unfunded commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of any securities that may be held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is also affected by fluctuations in various interest rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2018, we were not a party to any hedging arrangements.
Because we have previously borrowed, and plan to borrow in the future, money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currencies to finance such investments.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On July 9, 2018, the plaintiff filed its response in opposition to the defendants’ motion to dismiss. The motion to dismiss was fully briefed as of July 31, 2018.
We and the members of our Board of Directors have been named as defendants in three other putative securities class action lawsuits challenging our June 1, 2018 proxy statement seeking shareholder approval of the Asset Purchase Agreement and the Externalization Agreement. The first lawsuit was filed on July 6, 2018 in the United States District Court for the Eastern District of North Carolina, and is captioned Carlson, et al. v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00332-FL (the “Carlson Action”). The second lawsuit was filed on July 9, 2018 in the United States District Court for the District of Maryland, and is captioned Hammer, et al. v. Triangle Capital Corporation, et al., Case No. 1:18-cv-02086-RDB (the “Hammer Action”). The third lawsuit was filed on July 12, 2018 in the United States District Court for the District of Maryland, and is captioned Kent, et al. v. Triangle Capital Corporation, et al., Case No. 1:18-cv-0237-ELH (the “Kent Action”). The complaints in the Carlson Action, the Hammer Action, and the Kent Action each allege certain violations of the securities laws, including, among other things, that the defendants made certain material omissions in the proxy statement, and each sought to enjoin the shareholder meeting scheduled for July 24, 2018, among other relief.
On July 11, 2018, the plaintiff in the Carlson Action filed a motion for preliminary injunction seeking to enjoin the July 24, 2018 shareholder vote and to require that certain supplemental disclosures be made. On July 16, 2018, the court denied the plaintiff’s motion for preliminary injunction. The time for the defendants to respond to the complaints in the Carlson Action, Hammer Action, and Kent Action has not yet expired.
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
Item 1A. Risk Factors.

You should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 28, 2018, and in “Part II. Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 2, 2018, which could materially affect our business, financial condition or operating results.

New Legislation allows us to incur additional leverage.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. On July 24, 2018, our stockholders voted at the Special Meeting to approve a proposal to authorize us to be subject to the reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, the asset coverage ratio under the 1940 Act applicable to us has been decreased to 150% from 200%. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, we will be able to incur additional indebtedness in the future and you may face increased investment risk.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act and as a result of the stockholder approval received at the Special Meeting on July 24, 2018, we are permitted as a BDC to issue senior securities only in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.

If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in their best interest.
Incurring additional leverage may magnify our exposure to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability.
As part of our business strategy, we may borrow money and issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
If we incur additional leverage as a result of the stockholder vote to approve the proposal to authorize us to be subject to the reduced asset coverage ratio of at least 150% under the 1940 Act, general interest rate fluctuations may have a more significant negative impact on our investments than they would have absent such approval, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest earning investments will accrue and pay interest at variable rates, and that our interest-bearing liabilities will accrue interest at variable and fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our indebtedness could adversely affect our business, financial conditions or results of operations.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
The proposed fee structure under the Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
After the closing of the Transactions, the base management fee under the Advisory Agreement will be payable to Barings even if the value of your investment declines. The base management fee will be calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage (but excluding cash or cash equivalents). Accordingly, the base management fee will be payable regardless of whether the value of our gross assets and/or your investment has decreased during the then-current quarter and creates an incentive for Barings to incur leverage, which may not be consistent with our stockholders’ interests.
The incentive fee payable to Barings under the Advisory Agreement will be calculated based on a percentage of our return on invested capital. After the closing of the Transactions, the incentive fee payable to Barings may create an incentive for Barings to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. Unlike the base management fee, the income-based incentive fee is payable only if the hurdle rate is achieved. Because the portfolio earns investment income on gross assets while the hurdle rate is based on invested capital, and because the use of leverage increases gross assets without any corresponding increase in invested capital, Barings may be incentivized to incur leverage to grow the portfolio, which will tend to enhance returns where our portfolio has positive returns and increase the chances that such hurdle rate is achieved. Conversely, the use of leverage may increase losses where our portfolio has negative returns, which would impair the value of our common stock.
In addition, Barings will receive the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, Barings may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

TRIANGLE CAPITAL CORPORATION

Date:	August 1, 2018	/s/ E. Ashton Poole
E. Ashton Poole
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 1, 2018	/s/ Steven C. Lilly
Steven C. Lilly
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 1, 2018	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer