Form 10-Q
period 2018-09-30
Barings BDC, Inc.
filed 2018-11-08
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 814-00733
__________________________________________________________
Barings BDC, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Maryland	06-1798488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 South Tryon Street, Suite 2500 Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (704) 805-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:
__________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on November 8, 2018 was 51,284,064.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
BARINGS BDC, INC.
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,033,008,048 and $910,150,765 as of September 30, 2018 and December 31, 2017, respectively)	$1,036,189,705	$831,194,397
Affiliate investments (cost of $149,099,548 as of December 31, 2017)	—	147,101,949
Control investments (cost of $62,375,532 as of December 31, 2017)	—	37,988,000
Short-term investments (cost of $45,000,000 as of September 30, 2018)	45,000,000	—
Total investments at fair value	1,081,189,705	1,016,284,346
Cash and cash equivalents	116,678,976	191,849,697
Interest, fees and other receivables	4,115,713	7,806,887
Prepaid expenses and other current assets	2,608,503	1,854,861
Deferred financing fees	39,917	5,186,672
Receivable from unsettled transactions	172,801,396	—
Property and equipment, net	—	81,149
Total assets	$1,377,434,210	$1,223,063,612
Liabilities:
Accounts payable and accrued liabilities	$1,678,027	$9,863,209
Interest payable	151,864	3,997,480
Taxes payable	404,021	796,111
Deferred income taxes	—	1,331,528
Payable for investments participated	10,044,000	—
Payable from unsettled transactions	544,174,355	—
Borrowings under credit facilities	210,000,000	156,070,484
Notes	—	163,408,301
SBA-guaranteed debentures payable	—	246,321,125
Total liabilities	766,452,267	581,788,238
Commitments and contingencies (Note 9)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 51,284,064 and 47,740,832 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	51,284	47,741
Additional paid-in capital	880,865,664	823,614,881
Total distributable earnings (loss)	(269,935,005)	(182,387,248)
Total net assets	610,981,943	641,275,374
Total liabilities and net assets	$1,377,434,210	$1,223,063,612
Net asset value per share	$11.91	$13.43

See accompanying notes.

BARINGS BDC, INC.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$8,769,282	$20,629,534	$45,282,969	$62,755,411
Affiliate investments	669,553	3,329,256	5,580,051	10,580,976
Control investments	91,678	281,147	644,805	861,294
Short-term investments	535,153	—	535,153	—
Total interest income	10,065,666	24,239,937	52,042,978	74,197,681
Dividend income:
Non-Control / Non-Affiliate investments	—	57,515	252,369	1,318,748
Affiliate investments	303,062	137,470	642,187	241,714
Total dividend income	303,062	194,985	894,556	1,560,462
Fee and other income:
Non-Control / Non-Affiliate investments	304,835	2,104,631	4,225,905	4,980,285
Affiliate investments	72,891	479,802	601,571	951,091
Control investments	—	107,292	107,819	307,292
Total fee and other income	377,726	2,691,725	4,935,295	6,238,668
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	366,344	1,963,525	2,814,474	6,756,172
Affiliate investments	136,603	622,613	962,080	2,118,550
Total payment-in-kind interest income	502,947	2,586,138	3,776,554	8,874,722
Interest income from cash and cash equivalents	822,995	175,273	1,972,591	421,062
Total investment income	12,072,396	29,888,058	63,621,974	91,292,595
Operating expenses:
Interest and other financing fees	4,369,994	7,394,241	19,304,877	21,418,371
Base management fee (Note 2)	1,546,675	—	1,546,675	—
Compensation expenses	29,435,834	4,323,708	37,371,342	12,149,527
General and administrative expenses (Note 2)	8,766,516	1,019,192	14,659,656	3,403,385
Total operating expenses	44,119,019	12,737,141	72,882,550	36,971,283
Base management fee waived (Note 2)	(993,317)	—	(993,317)	—
Net operating expenses	43,125,702	12,737,141	71,889,233	36,971,283
Net investment income (loss)	(31,053,306)	17,150,917	(8,267,259)	54,321,312
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(92,881,851)	4,066,263	(134,191,161)	(3,036,048)
Affiliate investments	7,586,818	(4,443,680)	9,939,330	(999,336)
Control investments	(31,916,157)	(8,503,633)	(38,542,704)	(12,995,073)
Net realized losses on investments	(117,211,190)	(8,881,050)	(162,794,535)	(17,030,457)
Foreign currency borrowings	—	—	1,081,211	—
Net realized losses	(117,211,190)	(8,881,050)	(161,713,324)	(17,030,457)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	50,825,657	(64,601,974)	82,978,562	(70,083,204)
Affiliate investments	(15,887,729)	(2,313,261)	3,197,568	(11,651,017)
Control investments	22,717,499	2,047,411	24,387,532	(5,981,149)
Net unrealized appreciation (depreciation) on investments	57,655,427	(64,867,824)	110,563,662	(87,715,370)
Foreign currency borrowings	—	(897,734)	(863,980)	(1,601,501)
Net unrealized appreciation (depreciation)	57,655,427	(65,765,558)	109,699,682	(89,316,871)
Net realized and unrealized losses on investments and foreign currency borrowings	(59,555,763)	(74,646,608)	(52,013,642)	(106,347,328)
Loss on extinguishment of debt	(10,507,183)	—	(10,507,183)	—
Provision for taxes	(274,132)	(985)	(813,767)	(305,166)
Net decrease in net assets resulting from operations	$(101,390,384)	$(57,496,676)	$(71,601,851)	$(52,331,182)
Net investment income (loss) per share—basic and diluted	$(0.59)	$0.36	$(0.17)	$1.18
Net decrease in net assets resulting from operations per share—basic and diluted	$(1.94)	$(1.20)	$(1.45)	$(1.14)
Dividends/distributions per share:
Regular quarterly dividends/distributions	$0.03	$0.45	$0.33	$1.35
Total dividends/distributions per share	$0.03	$0.45	$0.33	$1.35
Weighted average shares outstanding—basic and diluted	52,300,269	47,743,990	49,429,678	46,079,139
See accompanying notes.

BARINGS BDC, INC.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2016	40,401,292	$40,401	$686,835,054	$(75,719,197)	$611,156,258
Net investment income	—	—	—	54,321,312	54,321,312
Stock-based compensation	—	—	4,499,374	—	4,499,374
Net realized gain on investments	—	—	—	1,694,109	1,694,109
Net unrealized depreciation of investments / foreign currency	—	—	—	(108,041,437)	(108,041,437)
Provision for taxes	—	—	—	(305,166)	(305,166)
Dividends / distributions	91,366	91	1,637,467	(64,384,441)	(62,746,883)
Public offering of common stock	7,000,000	7,000	131,989,144	—	131,996,144
Issuance of restricted stock	360,470	361	(361)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(112,296)	(112)	(2,180,183)	—	(2,180,295)
Balance, September 30, 2017	47,740,832	$47,741	$822,780,495	$(192,434,820)	$630,393,416

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2017	47,740,832	$47,741	$823,614,881	$(182,387,248)	$641,275,374
Net investment loss	—	—	—	(8,267,259)	(8,267,259)
Stock-based compensation	—	—	14,229,633	—	14,229,633
Net realized loss on investments / foreign currency	—	—	—	(51,044,174)	(51,044,174)
Net unrealized depreciation of investments / foreign currency	—	—	—	(969,468)	(969,468)
Loss on extinguishment of debt	—	—	—	(10,507,183)	(10,507,183)
Provision for taxes	—	—	—	(813,767)	(813,767)
Dividends / distributions	—	—	—	(15,945,906)	(15,945,906)
Issuance of shares to Adviser	8,529,917	8,530	99,831,315	—	99,839,845
Purchase of shares in tender offer	(4,901,961)	(4,902)	(50,791,422)	—	(50,796,324)
Issuance of restricted stock	435,106	435	(435)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(519,830)	(520)	(6,018,308)	—	(6,018,828)
Balance, September 30, 2018	51,284,064	$51,284	$880,865,664	$(269,935,005)	$610,981,943

See accompanying notes.

BARINGS BDC, INC.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(71,601,851)	$(52,331,182)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(789,746,110)	(391,502,625)
Repayments received/sales of portfolio investments	314,112,490	231,730,067
Proceeds from sale of portfolio to Asset Buyer	793,281,722	—
Purchases of short-term investments	(730,233,448)	—
Sales of short-term investments	685,233,448	—
Loan origination and other fees received	1,212,914	5,733,890
Net realized loss on investments	162,794,535	17,030,457
Net realized gain on foreign currency borrowings	(1,081,211)	—
Net unrealized (appreciation) depreciation on investments	(109,232,129)	88,572,326
Net unrealized depreciation on foreign currency borrowings	863,980	1,601,501
Deferred income taxes	(1,331,528)	(856,956)
Payment-in-kind interest accrued, net of payments received	120,933	(519,326)
Amortization of deferred financing fees	1,710,047	1,857,810
Loss on extinguishment of debt	10,507,183	—
Loss on disposal of property and equipment	22,236	—
Accretion of loan origination and other fees	(3,205,327)	(3,863,096)
Amortization/accretion of purchased loan premium/discount	(37,486)	(466,191)
Depreciation expense	27,414	51,275
Stock-based compensation	14,229,633	4,499,374
Changes in operating assets and liabilities:
Interest, fees and other receivables	(4,098,768)	445,407
Prepaid expenses and other current assets	(753,642)	(168,424)
Accounts payable and accrued liabilities	(8,187,183)	(1,257,004)
Interest payable	(3,845,616)	(2,273,276)
Taxes payable	(392,090)	(489,691)
Net cash provided by (used in) operating activities	260,370,146	(102,205,664)
Cash flows from investing activities:
Purchases of property and equipment	—	(35,976)
Proceeds from sales of property and equipment	31,499	—
Net cash provided by (used in) investing activities	31,499	(35,976)
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	(250,000,000)	—
Borrowings under credit facilities	214,100,000	106,700,000
Repayments of credit facilities	(159,953,253)	(94,194,139)
Redemption of notes	(166,750,000)	—
Financing fees paid	(47,900)	(3,417,094)
Net proceeds related to issuance of common stock	99,839,845	131,996,144
Purchase of common stock in tender offer	(50,796,324)	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(6,018,828)	(2,180,295)
Cash dividends/distributions paid	(15,945,906)	(62,746,883)
Net cash provided by (used in) financing activities	(335,572,366)	76,157,733
Net decrease in cash and cash equivalents	(75,170,721)	(26,083,907)
Cash and cash equivalents, beginning of period	191,849,697	107,087,663
Cash and cash equivalents, end of period	$116,678,976	$81,003,756
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,845,947	$20,955,808
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$—	$1,637,558
See accompanying notes.

BARINGS BDC, INC. Unaudited Consolidated Schedule of Investments September 30, 2018

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

24 Hour Fitness Worldwide, Inc. (1.6%)* (4)	Leisure Facilities	Senior Secured Term Loan B (LIBOR + 3.5%, 5.7% Cash, Due 05/25)	$9,476,250	$9,570,191	$9,535,476
			9,476,250	9,570,191	9,535,476

ABC Supply Holding Corp (1.0%)*	Building Products	Senior Secured Term Loan B (LIBOR + 2.0%, 4.2% Cash, Due 10/23)	6,048,321	6,023,972	6,028,361
			6,048,321	6,023,972	6,028,361

Acrisure, LLC (1.6%)* (4)	Property & Casualty Insurance	Senior Secured Term Loan B (LIBOR + 4.25%, 6.6% Cash, Due 11/23)	9,974,811	10,039,967	10,003,937
			9,974,811	10,039,967	10,003,937

ADMI Corp. (0.6%)* (4)	Health Care Services	Senior Secured Term Loan B (LIBOR + 3.25%, 5.5% Cash, Due 04/25)	3,491,250	3,504,342	3,506,961
			3,491,250	3,504,342	3,506,961

AKKR-MVSC Member, LLC (0.2%)* (2) (6)	Provider of EVR Services	Class A Units (1,000,000 units)		1,092,964	1,344,000
				1,092,964	1,344,000

AlixPartners LLP (1.5%)* (4)	Investment Banking & Brokerage	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 04/24)	8,079,494	8,126,093	8,113,185
			8,079,494	8,126,093	8,113,185

Alliant Holdings LP (1.0%)* (4)	Property & Casualty Insurance	Senior Secured Term Loan B (LIBOR + 3.0%, 5.1% Cash, Due 05/25)	5,985,000	5,994,258	6,003,194
			5,985,000	5,994,258	6,003,194

American Airlines Group Inc. (2.2%)* (3) (4)	Airport Services	Senior Secured Term Loan B (LIBOR + 1.75%, 4.0% Cash, Due 06/25)	13,985,519	13,722,404	13,708,326
			13,985,519	13,722,404	13,708,326

Amscan Holdings Inc. (0.5%)* (3) (4)	Specialty Stores	Senior Secured Term Loan B (LIBOR + 2.75%, 5.1% Cash, Due 08/22)	2,988,574	3,010,988	3,009,374
			2,988,574	3,010,988	3,009,374

Apex Tool Group, LLC (1.2%)* (4)	Industrial Machinery	Senior Secured Term Loan B (LIBOR + 3.75%, 6.0% Cash, Due 02/22)	7,376,843	7,408,432	7,395,285
			7,376,843	7,408,432	7,395,285

Applied Systems Inc. (1.5%)* (4)	Application Software	First Lien Term Loan (LIBOR + 3.25%, 5.4% Cash, Due 09/24)	9,336,645	9,406,670	9,383,329
			9,336,645	9,406,670	9,383,329

Ascend Learning, LLC (1.3%)* (4)	IT Consulting & Other Services	Senior Secured Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 07/24)	7,984,887	8,007,349	7,987,362
			7,984,887	8,007,349	7,987,362

AssuredPartners Capital, Inc. (2.0%)* (4)	Property & Casualty Insurance	First Lien Term Loan (LIBOR + 3.25%, 5.5% Cash, Due 10/24)	11,985,986	12,008,911	12,010,917
			11,985,986	12,008,911	12,010,917

Aurora Capital Group (0.6%)* (4) (6)	Internet Software & Services	Senior Secured Term Loan B (LIBOR + 3.25%, 5.6% Cash, Due 09/25)	3,739,351	3,751,877	3,762,721
			3,739,351	3,751,877	3,762,721

Avantor, Inc. (2.5%)* (4)	Health Care Equipment	Senior Secured Term Loan B (LIBOR + 4.0%, 6.2% Cash, Due 11/24)	14,962,312	15,167,708	15,137,670
			14,962,312	15,167,708	15,137,670

AVSC Holding Corp. (1.3%)* (4)	Advertising	First Lien Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 03/25)	7,979,950	7,935,493	7,920,100
			7,979,950	7,935,493	7,920,100

Bausch Health Companies Inc. (1.7%)* (3) (4)	Health Care Services	Senior Secured Term Loan B (LIBOR + 3.0%, 5.1% Cash, Due 05/25)	10,367,089	10,421,533	10,416,125
			10,367,089	10,421,533	10,416,125

BCPE Eagle Buyer LLC (0.1%)* (4 (6)	Health Care Facilities	First Lien Term Loan (LIBOR + 4.25%, 6.5% Cash, Due 03/24)	492,500	485,113	483,881
			492,500	485,113	483,881

BARINGS BDC, INC. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2018

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost	Fair Value
Berlin Packaging LLC (1.4%)* (4)	Forest Products /Containers	First Lien Term Loan (LIBOR + 3.0%, 5.2% Cash, Due 11/25)	$8,478,750	$8,499,257	$8,474,765
			8,478,750	8,499,257	8,474,765

Brookfield WEC Holdings Inc. (1.8%)* (4)	Construction & Engineering	First Lien Term Loan (LIBOR + 3.75%, 6.0% Cash, Due 08/25)	11,073,333	11,147,663	11,206,213
			11,073,333	11,147,663	11,206,213

BWAY Holding Company (2.3%)* (4)	Metal & Glass Containers	Senior Secured Term Loan B (LIBOR + 3.25%, 5.6% Cash, Due 04/24)	13,964,647	13,938,758	13,947,191
			13,964,647	13,938,758	13,947,191

Cadent (fka Cross MediaWorks) (1.3%)* (6)	Media & Entertainment	Senior Secured Term Loan (PRIME + 5.5%, 9.8% Cash, Due 09/23)	7,966,133	7,887,086	7,889,926
			7,966,133	7,887,086	7,889,926

Caesars Entertainment Corp. (0.5%)* (4)	Casinos & Gaming	First Lien Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 12/24)	3,142,085	3,161,723	3,158,676
			3,142,085	3,161,723	3,158,676

Calpine Corp. (0.8%)* (4)	Independent Power Producers & Energy Traders	Senior Secured Term Loan B7 (LIBOR + 2.5%, 4.8% Cash, Due 05/23)	129,449	129,935	129,405
		Senior Secured Term Loan B5 (LIBOR + 2.5%, 4.9% Cash, Due 01/24)	4,509,162	4,526,071	4,508,215
			4,638,611	4,656,006	4,637,620

Capital Automotive LLC (2.0%)* (4)	Automotive Retail	Senior Secured Term Loan B (LIBOR + 2.5%, 4.8% Cash, Due 03/24)	11,969,697	11,998,234	11,984,659
			11,969,697	11,998,234	11,984,659

Concentra Inc. (0.5%)* (4)	Health Care Services	First Lien Term Loan (LIBOR + 2.75%, 4.9% Cash, Due 06/22)	3,000,000	3,030,000	3,017,490
			3,000,000	3,030,000	3,017,490

Consolidated Container Co. LLC (1.2%)* (4)	Metal & Glass Containers	Senior Secured Term Loan B (LIBOR + 3.0%, 5.0% Cash, Due 05/24)	7,481,156	7,505,397	7,503,599
			7,481,156	7,505,397	7,503,599

Container Store Group, Inc. (The) (0.5%)* (4) (6)	Retail	Senior Secured Term Loan B (LIBOR + 5.0%, 7.4% Cash, Due 08/23)	3,163,954	3,165,634	3,179,773
			3,163,954	3,165,634	3,179,773

Core & Main LP (1.6%)* (4)	Building Products	Senior Secured Term Loan B (LIBOR + 3.0%, 5.3% Cash, Due 08/24)	10,000,000	10,050,000	10,029,200
			10,000,000	10,050,000	10,029,200

Covia Holdings Corporation (Unimin Corporation) (0.9%)* (4)	Diversified Metals & Mining	Senior Secured Term Loan (LIBOR + 3.75%, 6.1% Cash, Due 06/25)	5,985,000	6,007,216	5,645,830
			5,985,000	6,007,216	5,645,830

CPI International Inc. (0.8%)* (4)	Electronic Components	First Lien Term Loan (LIBOR + 3.5%, 5.7% Cash, Due 07/24)	4,807,774	4,816,003	4,807,774
			4,807,774	4,816,003	4,807,774

CVS Holdings I, LP (MyEyeDr) (0.5%)* (4)	Health Care Supplies	First Lien Term Loan (LIBOR + 3.0%, 5.3% Cash, Due 02/25)	2,958,623	2,957,439	2,958,622
			2,958,623	2,957,439	2,958,622

Dimora Brands, Inc. (0.5%)*	Building Products	First Lien Term Loan (LIBOR + 3.5%, 5.7% Cash, Due 08/24)	2,992,443	2,996,163	2,981,222
			2,992,443	2,996,163	2,981,222

Dole Food Co. Inc. (2.3%)* (4)	Packaged Foods & Meats	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 04/24)	14,100,570	14,106,305	14,090,559
			14,100,570	14,106,305	14,090,559

Dresser Natural Gas Solutions (2.0%)* (6)	Natural Gas	First Lien Term Loan (LIBOR + 4.25%, 6.6% Cash, Due 09/25)	12,115,385	12,054,808	12,054,808
			12,115,385	12,054,808	12,054,808

Duff & Phelps Corporation (2.2%)* (4)	Research & Consulting Services	First Lien Term Loan (LIBOR + 3.25%, 5.5% Cash, Due 02/25)	13,374,893	13,410,075	13,374,893
			13,374,893	13,410,075	13,374,893

BARINGS BDC, INC. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2018

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost	Fair Value
Edelman Financial Group, Inc. (1.7%)* (4)	Investment Banking & Brokerage	Senior Secured Term Loan B (LIBOR + 3.25%, 5.6% Cash, Due 07/25)	$10,486,000	$10,570,186	$10,566,847
			10,486,000	10,570,186	10,566,847

Encapsys, LLC (Cypress Performance Group) (0.4%)*	Specialty Chemicals	First Lien Term Loan (LIBOR + 3.25%, 5.5% Cash, Due 11/24)	2,177,803	2,180,477	2,187,777
			2,177,803	2,180,477	2,187,777

Endo International PLC (1.8%)* (3) (4)	Pharmaceuticals	Senior Secured Term Loan B (LIBOR + 4.25%, 6.5% Cash, Due 04/24)	11,000,000	11,091,981	11,066,440
			11,000,000	11,091,981	11,066,440

Equian Buyer Corp. (0.9%)* (4)	Health Care Services	Senior Secured Term Loan B (LIBOR + 3.25%, 5.5% Cash, Due 05/24)	5,486,111	5,492,264	5,511,841
			5,486,111	5,492,264	5,511,841

Exelon Corp. (0.5%)* (4) (6)	Electric Utilities	Senior Secured Term Loan B (LIBOR + 3.0%, 5.3% Cash, Due 11/24)	3,000,000	3,029,933	3,022,500
			3,000,000	3,029,933	3,022,500

Eyemart Express (0.6%)* (4)	Retail	Senior Secured Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 08/24)	3,487,443	3,499,814	3,500,521
			3,487,443	3,499,814	3,500,521

Fieldwood Energy LLC (1.6%)* (4)	Oil & Gas Equipment & Services	First Lien Term Loan (LIBOR + 5.25%, 7.5% Cash, Due 04/22)	10,000,000	10,098,058	10,042,500
			10,000,000	10,098,058	10,042,500

Filtration Group Corporation (1.8%)* (4)	Industrial Machinery	Senior Secured Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 03/25)	10,972,431	11,062,206	11,042,984
			10,972,431	11,062,206	11,042,984

Flex Acquisition Holdings, Inc. (1.8%)* (4)	Paper Packaging	First Lien Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 06/25)	11,000,000	11,023,673	11,022,000
			11,000,000	11,023,673	11,022,000

Gardner Denver Inc. (0.3%)* (3) (4)	Industrial Machinery	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 07/24)	1,714,870	1,726,679	1,723,273
			1,714,870	1,726,679	1,723,273

Getty Images Inc. (2.3%)* (4)	Publishing	Senior Secured Term Loan B (LIBOR + 3.5%, 5.7% Cash, Due 10/19)	13,962,963	13,718,655	13,851,957
			13,962,963	13,718,655	13,851,957

GMS Inc. (1.2%)* (3) (4)	Construction & Engineering	First Lien Term Loan (LIBOR + 2.75%, 5.0% Cash, Due 06/25)	7,500,000	7,457,400	7,478,100
			7,500,000	7,457,400	7,478,100

Graftech International Ltd. (1.8%)* (4) (6)	Specialty Chemicals	Senior Secured Term Loan B (LIBOR + 3.5%, 5.7% Cash, Due 02/25)	10,862,500	10,952,019	10,930,391
			10,862,500	10,952,019	10,930,391

Hayward Industries, Inc. (1.4%)* (4)	Leisure Products	First Lien Term Loan (LIBOR + 3.5%, 5.7% Cash, Due 08/24)	8,500,000	8,532,500	8,546,750
			8,500,000	8,532,500	8,546,750

Hertz Corporation (The) (1.0%)* (3) (4)	Rental & Leasing Services	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 06/23)	5,969,152	5,957,960	5,945,514
			5,969,152	5,957,960	5,945,514

Hoffmaster Group Inc. (0.5%)* (4) (6)	Packaging	First Lien Term Loan (LIBOR + 4.0%, 6.2% Cash, Due 11/23)	3,211,811	3,211,255	3,235,900
			3,211,811	3,211,255	3,235,900

Hub International Limited (1.7%)* (4)	Property & Casualty Insurance	Senior Secured Term Loan B (LIBOR + 3.0%, 5.3% Cash, Due 04/25)	10,359,038	10,374,172	10,377,166
			10,359,038	10,374,172	10,377,166

Husky Injection Molding Systems Ltd. (1.7%)* (3) (4)	Industrial Machinery	Senior Secured Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 03/25)	10,818,111	10,378,986	10,502,006
			10,818,111	10,378,986	10,502,006

BARINGS BDC, INC. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2018

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost	Fair Value
Hyland Software Inc. (1.3%)* (4)	Technology Distributors	Senior Secured Term Loan B (LIBOR + 3.25%, 5.5% Cash, Due 07/22)	$7,979,747	$8,053,083	$8,026,269
			7,979,747	8,053,083	8,026,269

IMG Worldwide, Inc. (2.4%)* (4)	Business Equipment & Services	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 05/25)	14,463,750	14,448,357	14,427,591
			14,463,750	14,448,357	14,427,591

Immucor Inc. (0.4%)* (4)	Healthcare	Senior Secured Term Loan (LIBOR + 5.0%, 7.4% Cash, Due 06/21)	2,497,678	2,533,891	2,536,716
			2,497,678	2,533,891	2,536,716

Infor Software Parent, LLC (1.3%)* (4)	Systems Software	First Lien Term Loan B (LIBOR + 2.75%, 5.1% Cash, Due 02/22)	8,000,000	8,013,642	8,018,720
			8,000,000	8,013,642	8,018,720

Intelsat S.A. (2.1%)* (3) (4)	Broadcasting	Senior Secured Term Loan B3 (LIBOR + 3.75%, 6.0% Cash, Due 11/23)	13,000,000	13,082,473	13,045,110
			13,000,000	13,082,473	13,045,110

ION Trading Technologies Ltd. (2.4%)* (4)	Electrical Components & Equipment	Senior Secured Term Loan B (LIBOR + 4.0%, 6.4% Cash, Due 11/24)	14,962,312	14,925,105	14,892,138
			14,962,312	14,925,105	14,892,138

IRB Holding Corporation (0.9%)* (4)	Food Retail	First Lien Term Loan (LIBOR + 3.25%, 5.5% Cash, Due 02/25)	5,454,861	5,481,959	5,458,297
			5,454,861	5,481,959	5,458,297

Jaguar Holding Company I (1.3%)* (4)	Life Sciences Tools & Services	Senior Secured Term Loan B (LIBOR + 2.5%, 4.7% Cash, Due 08/22)	7,979,381	7,980,628	7,983,930
			7,979,381	7,980,628	7,983,930

JS Held, LLC (2.8%)* (6)	Property & Casualty Insurance	Senior Secured Term Loan (LIBOR + 4.50%, 6.9% Cash, Due 09/24)	17,593,912	17,395,669	17,395,347
			17,593,912	17,395,669	17,395,347

Kenan Advantage Group Inc. (1.8%)* (4)	Trucking	Senior Secured Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 07/22)	10,971,746	10,959,002	10,971,746
			10,971,746	10,959,002	10,971,746

K-Mac Holdings Corp (0.6%)* (4)	Restaurants	First Lien Term Loan (LIBOR + 3.25%, 5.4% Cash, Due 03/25)	3,490,545	3,500,830	3,500,144
			3,490,545	3,500,830	3,500,144

Kronos Inc. (2.1%)* (4)	Application Software	Senior Secured Term Loan B (LIBOR + 3.0%, 5.3% Cash, Due 11/23)	12,534,444	12,583,821	12,592,479
			12,534,444	12,583,821	12,592,479

Lindstrom (Metric Enterprises, Inc.) (1.1%)* (6)	Capital Equipment	Senior Secured Term Loan (LIBOR + 4.5%, 6.7% Cash, Due 08/24)	7,023,012	6,970,582	6,972,244
			7,023,012	6,970,582	6,972,244

LTI Holdings, Inc. (2.0%)* (4)	Industrial Conglomerates	First Lien Term Loan (LIBOR + 3.5%, 5.7% Cash, Due 09/25)	12,000,000	12,065,000	12,045,000
			12,000,000	12,065,000	12,045,000

Mallinckrodt Plc (1.9%)* (3) (4)	Health Care Services	Senior Secured Term Loan B (LIBOR + 2.75%, 5.1% Cash, Due 09/24)	11,969,620	11,891,392	11,903,309
			11,969,620	11,891,392	11,903,309

Marketo, Inc. (0.7%)* (4)	Internet Software & Services	First Lien Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 02/25)	3,990,000	3,977,120	3,991,995
			3,990,000	3,977,120	3,991,995

Men's Wearhouse, Inc. (The) (1.3%)* (3) (4)	Apparel Retail	Senior Secured Term Loan B (LIBOR + 3.5%, 5.6% Cash, Due 04/25)	8,000,000	8,089,774	8,015,040
			8,000,000	8,089,774	8,015,040

Micro Holding Corp. (1.8%)*	Internet Software & Services	Senior Secured Term Loan B (LIBOR + 3.25%, 5.5% Cash, Due 12/24) (6)	2,719,709	2,733,201	2,729,908
		First Lien Term Loan (LIBOR + 3.75%, 5.9% Cash, Due 09/24) (4)	7,979,849	8,039,698	8,029,723
			10,699,558	10,772,899	10,759,631

BARINGS BDC, INC. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2018

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost	Fair Value

Nautilus Power, LLC (0.9%)* (4)	Independent Power Producers & Energy Traders	Senior Secured Term Loan B (LIBOR + 4.25%, 6.5% Cash, Due 05/24)	$5,487,410	$5,514,847	$5,494,269
			5,487,410	5,514,847	5,494,269

NFP Corp. (1.1%)*	Specialized Finance	Senior Secured Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 01/24)	6,652,144	6,652,767	6,645,492
			6,652,144	6,652,767	6,645,492

NVA Holdings, Inc. (1.3%)* (4)	Health Care Facilities	Senior Secured Term Loan B3 (LIBOR + 2.75%, 5.0% Cash, Due 02/25)	7,936,010	7,919,353	7,906,250
			7,936,010	7,919,353	7,906,250

Omaha Holdings LLC (1.6%)* (4)	Auto Parts & Equipment	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 03/24)	9,974,811	10,049,622	10,030,969
			9,974,811	10,049,622	10,030,969

Omnitracs, LLC.(1.4%)* (4)	Application Software	Senior Secured Term Loan B (LIBOR + 2.75%, 5.1% Cash, Due 03/25)	8,456,006	8,426,857	8,424,296
			8,456,006	8,426,857	8,424,296

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (1.1%)* (4)	Health Care Services	Senior Secured Term Loan B (LIBOR + 3.25%, 5.5% Cash, Due 06/25)	6,578,557	6,582,989	6,599,938
			6,578,557	6,582,989	6,599,938

PAREXEL International Corp. (1.1%)* (4)	Pharmaceuticals	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 09/24)	6,982,368	6,949,950	6,931,746
			6,982,368	6,949,950	6,931,746

Penn Engineering & Manufacturing Corp. (0.3%)* (4) (6)	Industrial Conglomerates	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 06/24)	1,994,950	2,012,405	2,009,912
			1,994,950	2,012,405	2,009,912

Phoenix Services International LLC (0.5%)* (4)	Steel	Senior Secured Term Loan B (LIBOR + 3.75%, 5.9% Cash, Due 03/25)	2,992,481	3,004,881	3,018,665
			2,992,481	3,004,881	3,018,665

PMHC II, Inc. (0.1%)*	Diversified Chemicals	First Lien Term Loan (LIBOR + 3.50%, 6.2% Cash, Due 03/25)	623,434	627,267	606,289
			623,434	627,267	606,289

PODS Enterprises, Inc. (1.3%)* (4)	Packaging	First Lien Term Loan (LIBOR + 2.75%, 4.9% Cash, Due 12/24)	7,979,856	8,004,567	7,997,332
			7,979,856	8,004,567	7,997,332

Post Holdings Inc. (0.8%)* (4)	Packaged Foods & Meats	First Lien Term Loan B (LIBOR + 3.75%, 6.1% Cash, Due 10/25)	4,920,820	4,952,268	4,960,826
			4,920,820	4,952,268	4,960,826

Prime Security Services Borrower, LLC (2.0%)* (3) (4)	Security & Alarm Services	First Lien Term Loan (LIBOR + 2.75%, 5.0% Cash, Due 05/22)	11,969,697	12,029,338	12,020,808
			11,969,697	12,029,338	12,020,808

Pro Mach Inc. (1.0%)* (4)	Industrial Machinery	First Lien Term Loan (LIBOR + 3.0%, 5.1% Cash, Due 03/25)	5,987,469	5,967,585	5,966,872
			5,987,469	5,967,585	5,966,872

ProAmpac Intermediate Inc. (1.6%)* (4)	Packaged Foods & Meats	Senior Secured Term Loan B (LIBOR + 3.50%, 5.8% Cash, Due 11/23)	9,973,370	9,985,667	10,003,290
			9,973,370	9,985,667	10,003,290

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (1.2%)* (4)	Application Software	Senior Secured Term Loan B (LIBOR + 3.50%, 6.0% Cash, Due 04/24)	7,455,669	7,462,569	7,449,481
			7,455,669	7,462,569	7,449,481

Quorum Business Solutions, Inc. / QBS Holding Company, Inc. (0.5%)* (4)	Internet Software & Services	Senior Secured Term Loan B (LIBOR + 4.00%, 6.2% Cash, Due 09/25)	2,828,531	2,828,967	2,840,326
			2,828,531	2,828,967	2,840,326

RCI Investor, LLC (F/K/A Rotolo Consultants, Inc.) (1.4%)* (2) (6)	Landscape Services	Series A Preferred Units (39 units)		3,654,253	8,200,000
				3,654,253	8,200,000

BARINGS BDC, INC. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2018

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost	Fair Value
Red Ventures, LLC (1.8%)* (4)	Advertising	First Lien Term Loan (LIBOR + 4.0%, 6.2% Cash, Due 11/24)	$10,994,039	$11,133,935	$11,114,314
			10,994,039	11,133,935	11,114,314

RedPrairie Holding, Inc (1.6%)* (4)	Computer Storage & Peripherals	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 10/23)	9,974,619	10,049,429	10,014,119
			9,974,619	10,049,429	10,014,119

Renaissance Learning, Inc. (0.9%)* (4)	Application Software	Senior Secured Term Loan B (LIBOR + 3.25%, 5.5% Cash, Due 05/25)	5,459,735	5,455,414	5,446,086
			5,459,735	5,455,414	5,446,086

Reynolds Group Holdings Ltd. (2.5%)* (4)	Packaging	Senior Secured Term Loan (LIBOR + 2.75%, 5.0% Cash, Due 02/23)	15,460,660	15,543,157	15,525,595
			15,460,660	15,543,157	15,525,595

Seadrill Ltd. (1.5%)* (3) (4)	Oil & Gas Equipment & Services	Senior Secured Term Loan B (LIBOR + 6.0%, 8.4% Cash, Due 02/21)	9,951,027	9,351,853	9,431,086
			9,951,027	9,351,853	9,431,086

Seaworld Entertainment, Inc. (1.4%)* (3) (4)	Leisure Facilities	Senior Secured Term Loan B5 (LIBOR + 3.0%, 5.2% Cash, Due 03/24)	8,478,481	8,467,104	8,460,846
			8,478,481	8,467,104	8,460,846

SEDGWICK, INC. (1.2%)*	Insurance Brokers	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 03/21)	7,480,469	7,486,531	7,481,666
			7,480,469	7,486,531	7,481,666

Serta Simmons Bedding LLC (0.4%)* (4)	Home Furnishings	Senior Secured Term Loan (LIBOR + 3.5%, 5.6% Cash, Due 11/23)	3,000,000	2,625,182	2,705,640
			3,000,000	2,625,182	2,705,640

SK Blue Holdings, LP (2.0%)* (4) (6)	Commodity Chemicals	Senior Secured Term Loan (LIBOR + 4.75%, 7.1% Cash, Due 08/25)	12,000,000	11,717,500	12,030,000
			12,000,000	11,717,500	12,030,000

Solenis Holdings, L.P. (1.3%)* (4)	Specialty Chemicals	Senior Secured Term Loan (LIBOR + 4.0%, 6.3% Cash, Due 12/23)	7,980,000	8,032,733	8,040,648
			7,980,000	8,032,733	8,040,648

SonicWALL, Inc. (0.7%)* (4)	Internet Software & Services	Senior Secured Term Loan B (LIBOR + 3.5%, 5.8% Cash, Due 05/25)	4,500,000	4,502,451	4,500,000
			4,500,000	4,502,451	4,500,000

Sophia Holding Finance, L.P . (2.1%)* (4)	Systems Software	Senior Secured Term Loan B (LIBOR + 3.25%, 5.6% Cash, Due 09/22)	12,966,561	13,018,051	13,020,632
			12,966,561	13,018,051	13,020,632

Sound Inpatient Physicians Holdings, LLC (0.6%)* (4)	Health Care Services	First Lien Term Loan (LIBOR + 3.0%, 5.2% Cash, Due 06/25)	3,835,841	3,853,302	3,862,999
			3,835,841	3,853,302	3,862,999

Springs Industries Inc. (1.6%)* (4) (6)	Home Furnishings	First Lien Term Loan B (LIBOR + 4.25%, 6.4% Cash, Due 06/25)	9,469,163	9,532,206	9,540,181
			9,469,163	9,532,206	9,540,181

SRS Distribution, Inc. (1.6%)* (4)	Building Products	Senior Secured Term Loan B (LIBOR + 3.25%, 5.4% Cash, Due 05/25)	10,000,000	9,804,005	9,922,900
			10,000,000	9,804,005	9,922,900

Staples Inc. (2.3%)* (4)	Retail	Senior Secured Term Loan B (LIBOR + 4.0%, 6.3% Cash, Due 09/24)	14,000,000	13,977,718	13,991,320
			14,000,000	13,977,718	13,991,320

Starfruit Topco Cooperatief U.A. (1.3%)* (3) (4)	Specialty Chemicals	Senior Secured Term Loan B (LIBOR + 3.25%, 5.6% Cash, Due 09/25)	8,000,000	7,960,000	8,030,560
			8,000,000	7,960,000	8,030,560

Syniverse Holdings, Inc. (1.7%)* (4)	Technology Distributors	Senior Secured Term Loan B (LIBOR + 5.0%, 7.1% Cash, Due 03/23)	10,473,684	10,417,403	10,504,163
			10,473,684	10,417,403	10,504,163

BARINGS BDC, INC. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2018

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost	Fair Value
Tahoe Subco 1 Ltd (2.5%)* (3) (4)	Internet Software & Services	First Lien Term Loan (LIBOR + 3.50%, 5.9% Cash, Due 06/24)	$15,000,000	$15,007,500	$15,004,500
			15,000,000	15,007,500	15,004,500

Team Health Holdings, Inc. (1.1%)* (4)	Health Care Services	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 02/24)	6,982,278	6,706,620	6,772,810
			6,982,278	6,706,620	6,772,810

Tempo Acquisition LLC (1.9%)* (4)	Investment Banking & Brokerage	Senior Secured Term Loan (LIBOR + 3.0%, 5.2% Cash, Due 05/24)	11,645,518	11,694,802	11,684,996
			11,645,518	11,694,802	11,684,996

TIBCO Software Inc. (0.3%)* (4)	Computer Hardware	Senior Secured Term Loan B (LIBOR + 3.50%, 5.8% Cash, Due 12/20)	1,994,924	2,007,299	2,001,986
			1,994,924	2,007,299	2,001,986

Transportation Insight, LLC (2.0%)* (6)	Air Freight & Logistics	First Lien Term Loan (LIBOR + 4.50%, 6.7% Cash, Due 08/24)	12,321,148	12,109,031	12,115,030
			12,321,148	12,109,031	12,115,030

Tronox Ltd. (0.8%)* (3) (4)	Commodity Chemicals	Senior Secured Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 09/24)	4,987,437	5,012,374	5,005,093
			4,987,437	5,012,374	5,005,093

Trystar, Inc. (2.9%)* (6)	Power Distribution Solutions	Senior Secured Term Loan (LIBOR + 5.0%, 7.4% Cash, Due 10/23)	17,894,509	17,581,355	17,581,355
		LLC Units (361.5 units)		361,505	361,505
			17,894,509	17,942,860	17,942,860

U.S. Anesthesia Partners, Inc. (2.3%)* (4)	Managed Health Care	First Lien Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 06/24)	13,759,709	13,824,016	13,828,508
			13,759,709	13,824,016	13,828,508

U.S. Silica Company (0.6%)* (4)	Metal & Glass Containers	Senior Secured Term Loan B (LIBOR + 4.0%, 6.3% Cash, Due 05/25)	3,740,601	3,753,511	3,652,922
			3,740,601	3,753,511	3,652,922

Univision Communications Inc. (0.9%)* (4)	Broadcasting	Senior Secured Term Loan C5 (LIBOR + 2.75%, 5.0% Cash, Due 03/24)	5,485,010	5,284,931	5,330,058
			5,485,010	5,284,931	5,330,058

USF Holdings LLC (0.8%)*(6)	Auto Parts & Equipment	Senior Secured Term Loan B (LIBOR + 3.50%, 5.9% Cash, Due 12/21)	4,935,065	4,954,346	4,953,571
			4,935,065	4,954,346	4,953,571

USI, Inc. (1.4%)* (4)	Property & Casualty Insurance	Senior Secured Term Loan B (LIBOR + 3.0%, 5.4% Cash, Due 05/24)	8,478,589	8,470,795	8,480,709
			8,478,589	8,470,795	8,480,709

USIC Holdings, Inc. (1.1%)* (4)	Packaged Foods & Meats	First Lien Term Loan (LIBOR + 3.25%, 5.5% Cash, Due 12/23)	6,982,814	7,019,910	7,020,661
			6,982,814	7,019,910	7,020,661

Venator Materials LLC (0.5%)* (3) (4) (6)	Commodity Chemicals	Senior Secured Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 08/24)	2,992,443	3,003,665	2,999,924
			2,992,443	3,003,665	2,999,924

Veritas Bermuda Intermediate Holdings Ltd. (1.5%)* (4)	Technology Distributors	Senior Secured Term Loan B (LIBOR + 4.5%, 6.8% Cash, Due 01/23)	9,475,949	9,032,576	9,227,206
			9,475,949	9,032,576	9,227,206

Verscend Holding Corp. (1.2%)* (4)	Health Care Technology	Senior Secured Term Loan B (LIBOR + 4.5%, 6.7% Cash, Due 08/25)	7,500,000	7,493,467	7,559,400
			7,500,000	7,493,467	7,559,400

VF Holding Corp. (2.1%)* (4)	Systems Software	Senior Secured Term Loan B (LIBOR + 3.25%, 5.5% Cash, Due 07/25)	13,000,000	13,006,250	13,052,000
			13,000,000	13,006,250	13,052,000

Vinvention Capital Partners TE LP (F/K/A Nomacorc, LLC) (0.2%)* (2) (6)	Synthetic Wine Cork Producer	Limited Partnership Interest		2,372,488	500,000
				2,372,488	500,000

BARINGS BDC, INC. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2018

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost	Fair Value
Waste Industries USA, Inc. (1.1%)* (4)	Environmental & Facilities Services	Senior Secured Term Loan B (LIBOR + 2.75%, 5.0% Cash, Due 09/24)	$6,987,437	$7,039,843	$7,023,842
			6,987,437	7,039,843	7,023,842

Wink Holdco, Inc (1.2%)* (4)	Managed Health Care	First Lien Term Loan B (LIBOR + 3.0%, 5.2% Cash, Due 12/24)	7,590,734	7,587,536	7,559,916
			7,590,734	7,587,536	7,559,916

Xperi Corp (0.6%)* (4)	Semiconductor Equipment	Senior Secured Term Loan B (LIBOR + 2.5%, 4.7% Cash, Due 12/23)	4,000,000	3,980,625	3,961,000
			4,000,000	3,980,625	3,961,000

Subtotal Non–Control / Non–Affiliate Investments			1,027,158,662	1,033,008,048	1,036,189,705

Short-Term Investments

JPMorgan Chase & Co. (3.3%)*	Money Market Fund	JPMorgan Prime Money Market Fund (2.1% yield)	20,000,000	20,000,000	20,000,000
			20,000,000	20,000,000	20,000,000

The Dreyfus Corporation (4.1%)*	Money Market Fund	Dreyfus Government Cash Management Fund (2.0% yield)	25,000,000	25,000,000	25,000,000
			25,000,000	25,000,000	25,000,000

Subtotal Short-Term Investments			45,000,000	45,000,000	45,000,000

Total Investments, September 30, 2018 (178.6%)*			$1,072,158,662	$1,078,008,048	$1,081,189,705

*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted. All investments were valued at fair value as determined in good faith by the Board of Directors.

(2)	As part of the Asset Sale Transaction described in Note 1 to the unaudited financial statements, certain economic and other rights were transferred via a participation agreement (See Note 3).

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 14.6% of total investments at fair value as of September 30, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)
Some or all of the investment is or will be encumbered as security for Barings BDC Senior Funding I, LLC's credit facility entered into in August 2018 with Bank of America, N.A. (the "August 2018 Credit Facility").

(5)
All debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

(6)	The fair value of the investment was determined using significant unobservable inputs.

See accompanying notes.

BARINGS BDC, INC. Consolidated Schedule of Investments December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Non–Control / Non–Affiliate Investments:

Access Medical Acquisition, Inc. (3%)*	Operator of Primary Care Clinics	Subordinated Notes (10% Cash, 2% PIK, Due 01/22)	$13,819,514	$13,630,067	$13,630,067
		Class A Units (1,500,000 units)		901,026	3,610,000
			13,819,514	14,531,093	17,240,067

Aden & Anais Holdings, Inc. (0%)*	Baby Products	Common Stock (20,000 shares)		2,000,000	601,000
				2,000,000	601,000

AKKR-MVSC Member, LLC (F/K/A Motor Vehicle Software Corporation) (0%)*	Provider of EVR Services	Class A Units (1,000,000 units)		1,092,964	1,413,000
				1,092,964	1,413,000

AM General, LLC (4%)*	Defense Manufacturing	Senior Note (LIBOR + 7.25%, 8.6% Cash, Due 12/21)(8)	9,000,000	8,875,311	8,886,000
		Second Lien Term Note (LIBOR +11.75%, 13.1% Cash, Due 06/22)(8)	20,000,000	19,480,694	19,593,000
			29,000,000	28,356,005	28,479,000

Avantor, Inc. (0%)*	Life Sciences and Advanced Technologies	Subordinated Note (9.0% Cash, Due 10/25)	500,000	500,000	500,000
			500,000	500,000	500,000

AVL Holdings, Inc. (0%)*	Manufacturer and Distributor for Independent Artists and Authors	Common Stock (138 shares)		1,300,000	2,824,000
				1,300,000	2,824,000

Baker Hill Acquisition, LLC (2%)*	Loan Origination Software Solutions Provider	Second Lien Term Notes (LIBOR + 11.0%, 12.3% Cash, Due 03/21)(8)	13,500,000	13,367,659	11,130,000
		Delayed Draw Term Note (LIBOR + 11.0%, 12.3% Cash, Due 03/21)(8)	2,000,000	1,982,177	1,982,177
		Limited Partnership Interest		1,498,500	105,000
			15,500,000	16,848,336	13,217,177

Cafe Enterprises, Inc. (0%)*	Restaurant	Second Lien Term Note (Prime + 5.75%, 10.3% Cash, Due 03/19)(6)(8)	2,019,425	1,956,096	—
		Subordinated Note (7% Cash, 7% PIK, Due 09/19)(6)	15,190,538	13,745,570	—
		Series C Preferred Stock (10,000 shares)		1,000,000	—
			17,209,963	16,701,666	—

Captek Softgel International, Inc. (5%)*	Nutraceuticals Manufacturer	Subordinated Note (10% Cash, 1.5% PIK, Due 01/23)	30,813,099	30,534,147	30,534,147
		Common Stock (38,023 shares)		3,957,697	4,137,000
			30,813,099	34,491,844	34,671,147

Carolina Beverage Group, LLC (0%)*	Beverage Manufacturing and Packaging	Class B Units (11,974 units)		119,735	1,873,000
				119,735	1,873,000

Centerfield Media Holding Company (0%)*	Digital Marketing	Common Shares (500 shares)		500,000	1,129,000
				500,000	1,129,000

CIBT Global, Inc. (2%)*	Provider of Mobility Services	Second Lien Term Note (LIBOR + 7.75%, 9.1% Cash, Due 06/25)(8)	10,000,000	9,904,429	9,815,000
			10,000,000	9,904,429	9,815,000

CIS Acquisition, LLC (0%)*	Secure Communications and Computing Solutions Provider	Units (1.09 units)		277,538	277,538
				277,538	277,538

Community Intervention Services, Inc. (0%)*	Provider of Behavioral Health Services	Subordinated Note (7% Cash, 6% PIK, Due 01/21) (6)	20,969,036	17,732,558	—
			20,969,036	17,732,558	—

Constellis Holdings, LLC (1%)*	Provider of Security and Risk Management Services	Second Lien Term Note (LIBOR + 9.0%, 10.3% Cash, Due 04/25)(8)	5,000,000	4,929,791	4,894,000
			5,000,000	4,929,791	4,894,000

CPower Ultimate HoldCo, LLC (0%)*	Demand Response Business	Units (345,542 units)		345,542	1,988,000
				345,542	1,988,000

BARINGS BDC, INC. Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
CWS Holding Company, LLC (0%)*	Manufacturer of Custom Windows and Sliding Doors	Class A Units (1,500,000 units)		$1,500,000	$1,546,000
				1,500,000	1,546,000

Data Source Holdings, LLC (0%)*	Print Supply Chain Management Services	Common Units (47,503 units)		1,000,000	813,000
				1,000,000	813,000

Del Real, LLC (3%)*	Hispanic Refrigerated Foods Company	Subordinated Note (11% Cash, Due 04/23)	$14,000,000	13,759,702	13,759,702
		Class A Units (3,000,000 units)		3,000,000	3,368,000
			14,000,000	16,759,702	17,127,702

Deva Holdings, Inc. (5%)*	Hair Products	Senior Note (LIBOR + 6.75%, 8.1% Cash, Due 10/23)(8)	32,500,000	31,823,379	31,823,379
			32,500,000	31,823,379	31,823,379

Dimora Brands, Inc. (3%)*	Hardware Designer and Distributor	Second Lien Term Note (LIBOR + 8.5%, 9.9% Cash, Due 08/25)(8)	20,000,000	19,608,400	19,615,000
			20,000,000	19,608,400	19,615,000

DLC Acquisition, LLC (6%)*	Staffing Firm	Senior Notes (LIBOR + 8.0%, 10% Cash, Due 12/20)(8)	21,706,250	21,539,521	21,539,521
		Senior Note (10% Cash, 2% PIK, Due 12/20)	17,275,680	17,123,271	17,123,271
			38,981,930	38,662,792	38,662,792

Dyno Acquiror, Inc. (1%)*	Sewing Products and Seasonal Decorative Products Supplier	Subordinated Note (10.5% Cash, 1.5% PIK, Due 08/20)	4,663,527	4,646,697	4,646,697
		Series A Units (600,000 units)		600,000	504,000
			4,663,527	5,246,697	5,150,697

Eckler's Holdings, Inc. (0%)*	Restoration Parts and Accessories for Classic Cars and Trucks	Subordinated Note (17.5% Cash, Due 06/19)(6)	14,385,439	13,242,814	—
		Common Stock (18,029 shares)		183,562	—
		Series A Preferred Stock (1,596 shares)		1,596,126	—
		Series B Preferred Stock (702 shares)		435,127	—
			14,385,439	15,457,629	—

Frozen Specialties, Inc. (2%)*	Frozen Foods Manufacturer	Subordinated Note (10% Cash, 4% PIK, Due 05/18)	14,238,457	14,238,457	14,238,457
			14,238,457	14,238,457	14,238,457

GST AutoLeather, Inc. (0%)*	Supplier of Automotive Interior Leather	Subordinated Note (0% Cash, Due 01/21)(6)	24,166,324	23,073,507	200,000
			24,166,324	23,073,507	200,000

Halo Branded Solutions, Inc. (3%)*	Promotional Product Supply Chain Services	Subordinated Notes (11% Cash, 1% PIK, Due 10/22)	13,766,530	13,543,628	13,543,628
		Class A1 Units (2,600 units)		2,600,000	5,857,000
			13,766,530	16,143,628	19,400,628

HemaSource, Inc. (2%)*	Medical Products Distributor	Subordinated Note (9.5% Cash, 1.5% PIK, Due 01/24)	10,069,284	9,880,715	9,880,715
		Class A Units (1,000,000 units)		1,000,000	1,023,000
			10,069,284	10,880,715	10,903,715

HKW Capital Partners IV, L.P. (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		894,476	1,671,000
				894,476	1,671,000

HTC Borrower, LLC (4%)*	Hunting and Outdoor Products	Subordinated Notes (10% Cash, 3% PIK, Due 09/20)	26,935,658	26,722,850	25,759,000
			26,935,658	26,722,850	25,759,000

ICP Industrial, Inc. (3%)*	Coatings Formulator and Manufacturer	Second Lien Term Notes (LIBOR + 8.25%, 9.6% Cash, Due 05/24)(8)	20,000,000	19,392,800	19,392,800
		Class A Units (1,289 units)		1,751,483	1,650,000
			20,000,000	21,144,283	21,042,800

IDERA, Inc. (2%)*	Software Provider	Second Lien Term Note (LIBOR + 9.0%, 10.4% Cash, Due 06/25)(8)	10,000,000	9,856,308	9,866,000
			10,000,000	9,856,308	9,866,000

Inland Pipe Rehabilitation Holding Company LLC (0%)*	Cleaning and Repair Services	Membership Interest Purchase Warrant (3%)		853,500	1,101,000
				853,500	1,101,000

BARINGS BDC, INC. Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Integrated Efficiency Solutions, Inc. (3%)*	Energy Services Contracting Firm	Senior Secured Term Note (LIBOR + 9.25%, 10.6% Cash, Due 06/22)(8)	$18,268,750	$17,970,511	$17,970,511
		Series B Preferred Units (238,095 units)		300,000	243,000
			18,268,750	18,270,511	18,213,511

Keystone Peer Review Organization, Inc. (0%)*	Healthcare - Managed Care	Second Lien Term Note (LIBOR + 9.25%, 10.6% Cash, Due 05/25)(8)	3,000,000	2,943,794	2,922,000
			3,000,000	2,943,794	2,922,000

KidKraft, Inc. (4%)*	Children's Toy Manufacturer and Distributor	Second Lien Term Note (11% Cash, 1% PIK, Due 03/22)	27,945,580	27,491,811	27,491,811
			27,945,580	27,491,811	27,491,811

K-Square Restaurant Partners, LP (0%)*	Restaurant	Class A Units of Limited Partnership (2,000 units)		638,260	1,588,000
				638,260	1,588,000

Lakeview Health Holdings, Inc. (3%)*	Substance Abuse Treatment Service Provider	Senior Note (LIBOR + 7.0%, 8.5% Cash, Due 12/21)(8)	18,426,505	18,260,612	17,916,000
		Common Stock (2,000 shares)		2,000,000	853,000
			18,426,505	20,260,612	18,769,000

Media Storm, LLC (0%)*	Marketing Services	Subordinated Note (10% Cash, Due 08/19)(6)	6,876,818	6,541,519	1,617,000
		Membership Units (1,216,204 units)		1,176,957	—
			6,876,818	7,718,476	1,617,000

MIC Holding LLC (1%)*	Firearm Accessories Manufacturer and Distributor	Preferred Units (1,470 units)		1,470,000	3,449,000
		Common Units (30,000 units)		30,000	4,918,000
				1,500,000	8,367,000

Micross Solutions LLC (3%)*	Provider of Semiconductor Products and Services	Senior Note (LIBOR + 5.5%, 6.8% Cash, Due 08/23)(8)	14,962,500	14,788,973	14,788,973
		Class A-2 Common Units (1,979,524 units)		2,019,693	1,571,000
			14,962,500	16,808,666	16,359,973

Nautic Partners VII, LP (0%)*(4)	Multi-Sector Holdings	0.4% Limited Partnership Interest		907,332	1,175,000
				907,332	1,175,000

Navicure, Inc. (1%)*	Healthcare Revenue Cycle Management Software	Second Lien Term Note (LIBOR + 7.5%, 8.9% Cash, Due 11/25)(8)	6,000,000	5,941,328	5,941,328
			6,000,000	5,941,328	5,941,328

Nomacorc, LLC (4%)*	Synthetic Wine Cork Producer	Subordinated Note (10% Cash, 2.3% PIK, Due 07/21)	21,356,210	21,109,445	21,109,445
		Limited Partnership Interest		2,161,185	1,438,000
			21,356,210	23,270,630	22,547,445

OEConnection, LLC (0%)*	Automotive Parts Supply Chain Software	Second Lien Term Note (LIBOR + 8.0%, 9.3% Cash, Due 11/25)(8)	3,000,000	2,970,000	2,970,000
			3,000,000	2,970,000	2,970,000

Orchid Underwriters Agency, LLC (1%)*	Insurance Underwriter	Subordinated Note (10% Cash, 1.5% PIK, Due 03/23)	2,135,226	2,095,654	2,095,654
		Subordinated Note (13.5% PIK, Due 03/24)	812,457	797,991	797,991
		Class A Preferred Units (15,000 units)		338,158	957,000
		Class A Common Units (15,000 units)		—	1,132,000
			2,947,683	3,231,803	4,982,645

ProAmpac PG Borrower LLC (2%)*	Manufacturer of Flexible Packaging Products	Second Lien Term Note (LIBOR + 8.5%, 9.9% Cash, Due 11/24)(8)	15,000,000	14,794,786	14,988,000
			15,000,000	14,794,786	14,988,000

Q International Courier, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.25%, 9.7% Cash, Due 09/25)(8)	14,000,000	13,725,941	13,725,941
			14,000,000	13,725,941	13,725,941

REP WWEX Acquisition Parent, LLC (2%)*	Third-Party Logistics Provider	Second Lien Term Note (LIBOR + 8.75%, 10.2% Cash, Due 02/25)(8)	15,000,000	14,794,594	14,861,000
			15,000,000	14,794,594	14,861,000

BARINGS BDC, INC. Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
RMP Group, Inc. (2%)*	Healthcare Revenue Cycle Management Services	Subordinated Note (10.5% Cash, 1% PIK, Due 09/22)	$10,083,813	$9,904,854	$9,904,854
		Units (1,000 units)		1,000,000	723,000
			10,083,813	10,904,854	10,627,854

RockYou, Inc. (0%)*	Mobile Game Advertising Network	Common Stock (67,585 shares)		111,000	111,000
				111,000	111,000

Rotolo Consultants, Inc. (3%)*	Landscape Services	Subordinated Note (11% Cash, 3% PIK, Due 08/21)	7,632,930	7,531,194	7,531,194
		Series A Preferred Units (39 units)		3,654,253	8,504,000
			7,632,930	11,185,447	16,035,194

SCA Pharmaceuticals, LLC (2%)*	Provider of Pharmaceutical Products	Subordinated Note (LIBOR + 9.0%, 10.5% Cash, Due 12/20)(8)	10,000,000	9,832,455	9,832,455
			10,000,000	9,832,455	9,832,455

Schweiger Dermatology Group, LLC (4%)*	Provider of Dermatology Services	Senior Notes (LIBOR + 8.5%, 10.0% Cash, Due 06/22)(8)	25,500,000	25,113,677	25,113,677
		Class A-5 Units (1,976,284 units)		1,000,000	1,000,000
			25,500,000	26,113,677	26,113,677

SCUF Gaming, Inc. (4%)*	Gaming Controller Manufacturer	Senior Notes (LIBOR + 8.5%, 9.9% Cash, Due 12/21)(8)	24,757,920	24,339,939	24,339,939
		Revolver Loan (LIBOR + 8.5%, 9.9% Cash, Due 06/18)(8)	1,500,000	1,487,760	1,487,760
		Common Stock (27,112 shares)		742,000	378,000
			26,257,920	26,569,699	26,205,699

Smile Brands, Inc. (4%)*	Dental Service Organization	Subordinated Notes (10% Cash, 2% PIK, Due 02/23)	22,796,512	22,417,773	22,417,773
		Class A Units (3,000 units)		3,000,000	3,353,000
			22,796,512	25,417,773	25,770,773

SPC Partners V, LP (0%)*(4)	Multi-Sector Holdings	0.7% Limited Partnership Interest		2,260,450	2,412,000
				2,260,450	2,412,000

SPC Partners VI, LP (0%)*(4)	Multi-Sector Holdings	0.6% Limited Partnership Interest		207,828	207,828
				207,828	207,828

Specialized Desanders, Inc. (2%)*(4)	Sand and Particulate Removal Equipment Provider for Oil and Gas Companies	Subordinated Note (11% Cash, 2% PIK, Due 10/20)	10,117,769	8,692,122	7,451,070
		Class C Partnership Units (2,000,000 units)		1,937,421	3,993,000
			10,117,769	10,629,543	11,444,070

St. Croix Hospice Acquisition Corp. (1%)*	Hospice Services Provider	Second Lien Term Note (LIBOR + 8.75%, 10.1% Cash, Due 03/24)(8)	9,200,000	9,065,834	9,065,834
		Series A Preferred Units (500 units)		500,000	359,000
		Class B Common Units (500 units)		—	—
			9,200,000	9,565,834	9,424,834

Tate's Bake Shop (2%)*	Producer of Baked Goods	Senior Note (LIBOR + 6.25%, 7.6% Cash, Due 08/19)(8)	9,975,000	9,951,709	9,951,709
		Limited Partnership Interest		534,280	1,845,000
			9,975,000	10,485,989	11,796,709

Tax Advisors Group, LLC (2%)*	Tax Advisory Services	Subordinated Note (10% Cash, 2% PIK, Due 12/22)	12,400,000	12,169,399	12,169,399
		Class A Units (386 units)		1,458,824	2,295,000
			12,400,000	13,628,223	14,464,399

TCFI Merlin LLC ("Merlin") and TCFI CSG LLC ("CSG") (2%)*	Specialty Staffing Service Provider	Subordinated Notes (11.6% Cash, Due 09/19)(8)	14,184,192	13,970,730	13,970,730
		Limited Partnership Units - Merlin (500,500 units)		285,485	1,595,000
		Class A Units - CSG (100,000 units)		100,000	230,000
			14,184,192	14,356,215	15,795,730

The Cook & Boardman Group, LLC (1%)*	Distributor of Doors and Related Products	Class A Units (1,400,000 units)		1,400,000	3,490,000
				1,400,000	3,490,000

BARINGS BDC, INC. Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Trademark Global LLC (3%)*	Supplier to Mass Market Internet Retail	Subordinated Note (10% Cash, 1.3% PIK, Due 04/23)	$14,800,000	$14,610,405	$14,610,405
		Class A Units (1,500,000 units)		1,500,000	1,500,000
		Class B Units (1,500,000 units)		—	894,000
			14,800,000	16,110,405	17,004,405

Travelpro Products, Inc. ("Travelpro") and TP - Holiday Group Limited ("TP") (3%)*	Luggage and Travel Bag Supplier	Second Lien Term Note - Travelpro (11% Cash, 2% PIK, Due 11/22)	10,332,955	10,153,881	10,153,881
		Second Lien Term Note - TP (11% Cash, 2% PIK, Due 11/22)(4)	9,152,950	8,991,783	9,403,477
		Common Units - Travelpro (2,000,000 units)		2,000,000	2,270,000
			19,485,905	21,145,664	21,827,358

United Biologics, LLC (2%)*	Allergy Immunotherapy	Senior Note (12% Cash, 2% PIK, Due 04/18)	13,022,543	13,022,542	13,022,542
		Class A-1 Common Units (18,818 units)		137,324	137,325
		Class A Common Units (177,935 units)		1,999,989	1,351,000
		Class A-2 Common Kicker Units (444,003 units)		—	—
		Class A-1 Common Kicker Units (14,114 units)		—	—
		Class A, Class A-1, Class A-1 Kicker & Class B Unit Purchase Warrants		838,117	288,000
			13,022,543	15,997,972	14,798,867

Vantage Mobility International, LLC (5%)*	Wheelchair Accessible Vehicle Manufacturer	Subordinated Notes (10.6% Cash, Due 09/21)(8)	30,708,796	30,216,432	30,216,432
		Class A Units (1,750,000 units)		1,750,000	719,000
			30,708,796	31,966,432	30,935,432

Wheel Pros Holdings, Inc. (3%)*	Wheel/Rim and Performance Tire Distributor	Subordinated Note (LIBOR + 7.0%, 11% Cash, Due 06/20)(8)	16,435,000	16,217,360	16,217,360
		Class A Units (2,000 units)		1,954,144	3,508,000
			16,435,000	18,171,504	19,725,360

Women's Marketing, Inc. (0%)*	Full-Service Media Organization	Subordinated Note (11% Cash, 1.5% PIK, Due 06/21)(6)	19,136,331	16,141,439	—
		Class A Common Units (16,300 units)		1,630,000	—
			19,136,331	17,771,439	—

WSO Holdings, LP (0%)*	Organic/Fair Trade Sugar, Syrup, Nectar and Honey Producer	Common Points (3,121 points)		3,089,581	2,612,000
				3,089,581	2,612,000

YummyEarth Inc. (4%)*	Organic Candy Manufacturer	Senior Notes (LIBOR + 8.5%, 10.0% Cash, Due 08/20)(8)	31,250,000	30,965,913	26,196,000
		Limited Partnership Interest		3,496,500	—
			31,250,000	34,462,413	26,196,000

Subtotal Non–Control / Non–Affiliate Investments			856,289,518	910,150,765	831,194,397

Affiliate Investments:
All Metals Holding, LLC (1%)*	Steel Processor and Distributor	Subordinated Note (12% Cash, 1% PIK, Due 12/21)	6,434,351	6,278,902	6,434,000
		Units (318,977 units)		793,331	266,000
			6,434,351	7,072,233	6,700,000

Consolidated Lumber Holdings, LLC (1%)*	Lumber Yard Operator	Class A Units (15,000 units)		1,500,000	4,500,000
				1,500,000	4,500,000

FCL Holding SPV, LLC (0%)*	Commercial Printing Services	Class A Interest (24,873 units)		292,000	570,000
		Class B Interest (48,427 units)		—	—
		Class C Interest (3,746 units)		—	—
				292,000	570,000

Mac Land Holdings, Inc. (0%)*	Environmental and Facilities Services	Common Stock (139 shares)		369,000	—
				369,000	—

BARINGS BDC, INC. Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
NB Products, Inc. (9%)*	Distributor of Work Apparel and Accessories	Subordinated Note (12% Cash, 2% PIK, Due 02/20)	$23,570,899	$23,308,085	$23,308,085
		Jr. Subordinated Note (10% PIK, Due 02/20)	5,194,357	5,114,592	5,114,592
		Jr. Subordinated Bridge Note (20% PIK, Due 05/21)	2,434,156	2,412,295	2,412,295
		Series A Redeemable Senior Preferred Stock (7,839 shares)		7,621,648	10,390,000
		Common Stock (1,668,691 shares)		333,738	16,044,000
			31,199,412	38,790,358	57,268,972

Passport Food Group, LLC (3%)*	Manufacturer of Ethnic Food Products	Senior Notes (LIBOR + 9.0%, 10.3% Cash, Due 03/22)(8)	20,000,000	19,648,160	16,672,000
		Common Stock (20,000 shares)		2,000,000	357,000
			20,000,000	21,648,160	17,029,000

PCX Aerostructures, LLC (4%)*	Aerospace Components Manufacturer	Subordinated Note (10.5% Cash, Due 10/19)(9)	31,647,359	31,244,000	22,574,000
		Subordinated Note (6% PIK, Due 10/20)(9)	759,286	759,286	548,000
		Series A Preferred Stock (6,066 shares)		6,065,621	—
		Series B Preferred Stock (411 shares)		410,514	—
		Class A Common Stock (121,922 shares)		30,480	—
			32,406,645	38,509,901	23,122,000

Team Waste, LLC (2%)*	Environmental and Facilities Services	Subordinated Note (10% Cash, 2% PIK, Due 08/23)	5,028,180	4,930,962	4,930,962
		Preferred Units (500,000 units)		10,000,000	10,000,000
			5,028,180	14,930,962	14,930,962

Technology Crops, LLC (1%)*	Supply Chain Management Services	Subordinated Notes (12% Cash, Due 02/18)	12,294,102	12,294,102	8,617,000
		Common Units (50 units)		500,000	—
			12,294,102	12,794,102	8,617,000

TGaS Advisors, LLC (2%)*	Advisory Solutions to Pharmaceutical Companies	Senior Note (10% Cash, 1% PIK, Due 11/19)	9,522,893	9,431,015	9,431,015
		Preferred Units (1,685,357 units)		1,556,069	1,524,000
			9,522,893	10,987,084	10,955,015

Tulcan Fund IV, L.P. (0%)*	Custom Forging and Fastener Supplies	Common Units (1,000,000 units)		1,000,000	—
				1,000,000	—

United Retirement Plan Consultants, Inc. (0%)*	Retirement Plan Administrator	Series A Preferred Shares (9,400 shares)		205,748	302,000
		Common Shares (100,000 shares)		1,000,000	419,000
				1,205,748	721,000

Wythe Will Tzetzo, LLC (0%)*	Confectionery Goods Distributor	Series A Preferred Units (99,829 units)		—	2,688,000
				—	2,688,000

Subtotal Affiliate Investments			116,885,583	149,099,548	147,101,949

Control Investments:
CRS-SPV, Inc. (3%)*	Fluid Reprocessing Services	Common Stock (1,100 shares)		18,428,000	20,283,000
				18,428,000	20,283,000

Frank Entertainment Group, LLC (1%)*	Movie Theatre and Family Entertainment Operator	Senior Note (6% Cash, Due 06/19)(6)	11,330,010	10,746,494	6,541,000
		Second Lien Term Note (2.5% Cash, Due 09/19)(6)	2,923,484	2,879,479	—
		Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class B Redeemable Preferred Units (2,800,000 units)		2,800,000	—
		Class A Common Units (606,552 units)		1,000,000	—
			14,253,494	20,225,973	6,541,000

FrontStream Holdings, LLC (1%)*	Payment and Donation Management Product Service Provider	Subordinated Note (LIBOR + 6.0%, 7.3% Cash, Due 12/20)(6)(8)	14,644,622	14,023,389	7,414,000
		Common Stock (1,000 shares)		500,000	—
			14,644,622	14,523,389	7,414,000

BARINGS BDC, INC. Consolidated Schedule of Investments — (Continued) December 31, 2017

Portfolio Company	Industry	Type of Investment(1)(2)(7)	Principal Amount	Cost	Fair Value(3)
Frontstreet Facility Solutions, Inc. (1%)*	Retail, Restaurant and Commercial Facilities Maintenance	Subordinated Note (13% Cash, Due 03/21)	$8,462,629	$8,447,172	$3,750,000
		Series A Convertible Preferred Stock (60,000 shares)		250,575	—
		Series B Convertible Preferred Stock (20,000 shares)		500,144	—
		Common Stock (27,890 shares)		279	—
			8,462,629	9,198,170	3,750,000

Subtotal Control Investments			37,360,745	62,375,532	37,988,000

Total Investments, December 31, 2017 (158%)*			$1,010,535,846	$1,121,625,845	$1,016,284,346

*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and equity-linked investments are non-income producing, unless otherwise noted. The fair values of all investments were determined using significant unobservable inputs.

(2)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates.

(3)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

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

(5)	PIK non-accrual investment.

(6)	Non-accrual investment.

(7)
All of the Company's investments, unless otherwise noted, are encumbered either as security for the Company's senior secured credit facility entered into in May 2015 and subsequently amended in May 2017 (the "May 2017 Credit Facility") or in support of the SBA-guaranteed debentures issued by Triangle Mezzanine Fund LLLP and Triangle Mezzanine Fund II LP.

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

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements
1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Barings BDC, Inc. (formerly Triangle Capital Corporation) and its wholly-owned subsidiaries (collectively, the "Company"), are specialty finance companies. The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company's wholly-owned subsidiary, Triangle Mezzanine Fund LLLP ("Triangle SBIC") has also elected to be treated as a BDC under the 1940 Act. The Company has elected for federal income tax purposes to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
The Asset Sale and Externalization Transactions
On April 3, 2018, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with an affiliate of Benefit Street Partners L.L.C. ("BSP"), BSP Asset Acquisition I, LLC (the "Asset Buyer"), pursuant to which the Company agreed to sell its December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017 (such transaction referred to herein as the "Asset Sale Transaction").
Also on April 3, 2018, the Company entered into a stock purchase and transaction agreement (the "Externalization Agreement") with Barings LLC ("Barings" or the "Adviser"), through which Barings agreed to become the investment adviser to the Company in exchange for (1) a payment by Barings of $85.0 million directly to the Company’s stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of the Company's common stock at net asset value and (3) a commitment from Barings to purchase up to $50.0 million of shares of the Company's common stock in the open market at prices up to and including the Company's then-current net asset value per share for a two-year period (the "Trading Plan"), after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares of the Company's common stock at the greater of the Company's then-current net asset value per share and market price (collectively, the "Externalization Transaction"). The Asset Sale Transaction and the Externalization Transaction are collectively referred to herein as the "Transactions." The Transactions were approved by the Company's stockholders at the Company's July 24, 2018 special meeting of stockholders (the "Special Meeting").
The Asset Sale Transaction closed on July 31, 2018. The gross cash proceeds received from the Asset Buyer and certain affiliates of the Asset Buyer in connection with the Asset Sale Transaction were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, as described in greater detail in the Asset Purchase Agreement. Adjustments to the purchase price included, among other things, approximately $208.8 million of principal payments and prepayments, sales proceeds and distributions related to the investment portfolio that were received and retained by the Company between December 31, 2017 and the closing of the Asset Sale Transaction, offset by approximately $29.5 million of loans and equity investments originated between December 31, 2017 and the closing of the Asset Sale Transaction.
In connection with the closing of the Asset Sale Transaction, the Company caused notices to be issued to the holders of its December 2022 Notes and March 2022 Notes (each as defined herein) regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. The December 2022 Notes and the March 2022 Notes were redeemed at 100% of their principal amount ($25.00 per Note), plus the accrued and unpaid interest thereon from June 15, 2018 to, but excluding, August 30, 2018. In furtherance of the redemption, on July 31, 2018, the Company irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes, funds in trust for the purposes of redeeming all of the issued and outstanding December 2022 Notes and March 2022 Notes and paying all sums due and payable under the indenture and supplements thereto. As a result, the Company’s obligations under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes were satisfied and discharged as of July 31, 2018, except with respect to those obligations that the indenture expressly provides shall survive the satisfaction and discharge of the indenture. In addition, in connection with the closing of the Asset Sale Transaction, the Company terminated the May 2017 Credit Facility.
The Company's wholly-owned subsidiaries, Triangle SBIC, Triangle Mezzanine Fund II LP ("Triangle SBIC II") and Triangle Mezzanine Fund III LP ("Triangle SBIC III") are specialty finance limited partnerships that were formed to make investments primarily in lower middle market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies ("SBICs") under the authority of the United States Small Business Administration ("SBA"). In connection with the closing of the Asset Sale Transaction, the Company repaid all of its outstanding SBA-guaranteed debentures and delivered necessary materials to the SBA to surrender the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Externalization Transaction closed on August 2, 2018 (the "Externalization Closing"). Effective as of the Externalization Closing, the Company changed its name from Triangle Capital Corporation to Barings BDC, Inc. and on August 3, 2018 began trading on the New York Stock Exchange ("NYSE") under the symbol "BBDC."
In connection with the Externalization Closing, the following events occurred:

•
On August 2, 2018, the Company entered into an investment advisory agreement (the "Advisory Agreement") and an administration agreement (the "Administration Agreement") with the Adviser pursuant to which the Adviser serves as the Company’s investment adviser and administrator and manages its investment portfolio which initially consisted primarily of the cash proceeds received in connection with the Asset Sale Transaction.

•
On August 2, 2018, the Company issued 8,529,917 shares of the Company's common stock to the Adviser at a price of $11.723443 per share, or an aggregate of $100.0 million in cash, in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D thereunder (the "Stock Issuance").

•
On August 2, 2018, the Company entered into a registration rights agreement with the Adviser with respect to the shares of the Company's common stock acquired in the Stock Issuance (the "Registration Rights Agreement").

•
On August 7, 2018, the Company launched a $50.0 million issuer tender offer (the "Tender Offer"). Pursuant to the Tender Offer, on September 11, 2018, the Company purchased 4,901,961 shares of the Company's common stock at a purchase price of $10.20 per share, for an aggregate cost of approximately $50.0 million, excluding fees and expenses relating to the Tender Offer. The shares of common stock purchased in the Tender Offer represented approximately 8.7% of the Company’s issued and outstanding shares as of September 11, 2018.

Expenses Related to the Transactions
In connection with the Externalization Transaction, and the subsequent change of control and related termination of employees, the Company recognized one-time compensation expenses of approximately $27.6 million in the three and nine months ended September 30, 2018. These one-time compensation expenses included severance expenses, pro-rata incentive compensation, transaction-related bonuses, expenses related to the acceleration of vesting of restricted stock grants and deferred compensation grants, and other expenses associated with the obligations under the Company's existing severance agreements and severance policy. In addition, the Company recognized transaction advisory fees, legal expenses and other direct costs associated with the Transactions of approximately $8.4 million and $11.8 million, respectively, in the three and nine months ended September 30, 2018.
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. From 2007 through the date of the Externalization Transaction, the Company was internally managed by its executive officers under the supervision of its Board of Directors (the "Board"). During this period, the Company did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. On August 2, 2018, the Company entered into the Advisory Agreement and became an externally-managed BDC managed by the Adviser. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. See Note 2 - Agreements and Related Party Transactions for additional information regarding the Advisory Agreement and the Administration Agreement.
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between Barings BDC, Inc. and its subsidiaries have been eliminated in consolidation. Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Balance Sheets at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the Unaudited Consolidated Statements of Operations.
The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited financial statements and accompanying notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
2. AGREEMENTS AND RELATED PARTY TRANSACTIONS
On August 2, 2018, the Company entered into the Advisory Agreement and the Administration Agreement with the Adviser, an investment adviser registered under the 1940 Act. The Company’s then-current board of directors (the "Board") unanimously approved the Advisory Agreement at an in-person meeting on March 22, 2018. The Company’s stockholders approved the Advisory Agreement at the Special Meeting.
Advisory Agreement
Pursuant to the Advisory Agreement, the Adviser manages the Company's day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
The Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the "IA Indemnified Parties"), are entitled to indemnification from the Company for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of any actions or omissions or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as an investment adviser of the Company.
The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Advisory Agreement is not adversely affected.
Under the Advisory Agreement, the Company pays the Adviser (i) a base management fee (the "Base Management Fee") and (ii) an incentive fee (the "Incentive Fee") as compensation for the investment advisory and management services it provides the Company thereunder.
Base Management Fee
The Base Management Fee is calculated based on the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of:

•	1.0% for the period from August 2, 2018 through December 31, 2018;

•	1.125% for the period commencing on January 1, 2019 through December 31, 2019; and

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

•	1.375% for all periods thereafter.
The Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated.
For the three and nine months ended September 30, 2018, the amount of Base Management Fee determined in accordance with the Advisory Agreement was approximately $1.5 million. This fee was calculated based on the average of the Company's gross assets, excluding cash and cash equivalents, as of March 31, 2018 and June 30, 2018, which were periods prior to the consummation of the Transactions. For the three and nine months ended September 30, 2018, the Adviser voluntarily waived approximately $1.0 million of the Base Management Fee. The net Base Management Fee for the three and nine months ended September 30, 2018 of approximately $0.5 million was calculated based on the Company's average gross assets as of August 2, 2018 and September 30, 2018, excluding (i) cash and cash equivalents, (ii) short-term investments, (iii) unsettled purchased investments and (iv) assets subject to participation agreements.
Incentive Fee
The Incentive Fee is comprised of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the "Income-Based Fee") and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year (the "Capital Gains Fee").
The Income-Based Fee is calculated as follows:

(i)
For each quarter from and after August 2, 2018 through December 31, 2019 (the "Pre-2020 Period"), the Income-Based Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter for which such fees are being calculated. In respect of the Pre-2020 Period, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant calendar quarter, minus the Company’s operating expenses for such quarter (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

(ii)
For each quarter beginning on and after January 1, 2020 (the "Post-2019 Period"), the Income-Based Fee will be calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and the eleven preceding calendar quarters (or such fewer number of preceding calendar quarters counting each calendar quarter beginning on or after January 1, 2020) (each such period will be referred to as the "Trailing Twelve Quarters") for which such fees are being calculated and will be payable promptly following the filing of the Company’s financial statements for such quarter. In respect of the Post-2019 Period, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant Trailing Twelve Quarters, minus the Company’s operating expenses for such Trailing Twelve Quarters (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee) divided by the number of quarters that comprise the relevant Trailing Twelve Quarters. Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

(iii)
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less senior securities constituting indebtedness and preferred stock) at the end of the calendar quarter for which such fees are being calculated, is compared to a "hurdle rate", expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 2% per quarter (8% annualized). The Company pays the Adviser the Income-Based Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

(1)
(a) With respect to the Pre-2020 Period, no Income-Based Fee for any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) does not exceed the hurdle rate;

(b) With respect to the Post-2019 Period, no Income-Based Fee for any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) does not exceed the hurdle rate;

(2)
(a) With respect to the Pre-2020 Period, 100% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeds the hurdle rate but is less than 2.5% (10% annualized) (the "Pre-2020 Catch-Up Amount"). The Pre-2020 Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) when the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) reaches 2% per quarter (8% annualized);

(b) With respect to the Post-2019 Period, 100% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeds the hurdle rate but is less than 2.5% (10% annualized) (the "Post-2019 Catch-Up Amount"). The Post-2019 Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) when the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) reaches 2% per quarter (8% annualized);

(3)
(a) With respect to the Pre-2020 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for such quarter, if any, that exceeds the Pre-2020 Catch-Up Amount; and

(b) With respect to the Post-2019 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeds the Post-2019 Catch-Up Amount.
However, with respect to the Post-2019 Period, the Income-Based Fee paid to the Adviser will not be in excess of the Incentive Fee Cap. With respect to the Post-2019 Period, the "Incentive Fee Cap" for any quarter is an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate Income-Based Fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.
Cumulative Net Return means (x) the aggregate net investment income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company pays no Income-Based Fee to the Adviser for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Income-Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an Income-Based Fee to the Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Income-Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an Income-Based Fee to the Adviser equal to the Income-Based Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.
Net Capital Loss in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Capital Gains Fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement), commencing with the calendar year ending on December 31, 2018, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for such year. If the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
Payment of Company Expenses
Under the Advisory Agreement, all investment professionals of the Adviser and its staff, when and to the extent engaged in providing services required to be provided by the Adviser under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company, except that all costs and expenses of its operations and transactions, including, without limitation, those items listed in the Advisory Agreement, will be borne by the Company.
Duration and Termination of Advisory Agreement
The Advisory Agreement has an initial term of two years. Thereafter, it will continue to renew automatically for successive annual periods so long as such continuance is specifically approved at least annually by: (i) the vote of the Board, or by the vote of stockholders holding a majority of the outstanding voting securities of the Company; and (ii) the vote of a majority of the Company’s independent directors, in either case, in accordance with the requirements of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by: (a) by vote of a majority of the Board or by vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act); or (b) the Adviser. Furthermore, the Advisory Agreement will automatically terminate in the event of its "assignment" (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
Administration Agreement
Under the terms of the Administration Agreement, the Adviser performs (or oversees, or arranges for, the performance of) the administrative services necessary for the operation of the Company, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Adviser, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Adviser also, on behalf of the Company and subject to the Board’s approval, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
The Company is required to reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement, including, but not limited to:

•
the allocable portion of the Adviser’s rent for the Company’s Chief Financial Officer and the Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;

•
the allocable portion of the salaries, bonuses, benefits and expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the time spent by such personnel in connection with performing administrative services for the Company under the Administration Agreement;

•
the actual cost of goods and services used for the Company and obtained by the Adviser from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles;

•	all fees, costs and expenses associated with the engagement of a sub-administrator, if any; and

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

•
costs associated with (a) the monitoring and preparation of regulatory reporting, including registration statements and amendments thereto, prospectus supplements, and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.

The Administration Agreement has an initial term of two years, and thereafter will continue automatically for successive annual periods so long as such continuance is specifically approved at least annually by the Company’s Board, including a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the directors of the Company, or by the Adviser, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
For both the three and nine months ended September 30, 2018, the Company incurred expenses of approximately $31,000 that are reimbursable to the Adviser under the terms of the Administration Agreement. As of September 30, 2018, these administrative expenses were unpaid and included in "Accounts Payable and Accrued Liabilities" in the accompanying consolidated balance sheet. The Adviser has voluntarily determined to forgo receiving reimbursement for the certain services provided to the Company during the three and nine months ended September 30, 2018 totaling approximately $1.1 million. However, although the Adviser currently intends to forgo its right to receive such reimbursement, it is under no obligation to do so and may cease to do so at any time in the future.
3. INVESTMENTS
Portfolio Composition
Prior to the Transactions, the Company historically invested primarily in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, the Company could also invest in one or more equity instruments of the borrower, such as direct preferred or common equity interests. The Company's investments generally ranged from $5.0 million to $50.0 million per portfolio company.
Beginning August 2, 2018, the Adviser shifted the Company's investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Over time, the Adviser expects to transition the Company's portfolio to senior secured private debt investments in performing, well-established middle market businesses that operate across a wide range of industries. The Adviser's existing SEC exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017, permits the Company and the Adviser's affiliated private and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to implement its senior secured private debt investment strategy for the Company on an accelerated timeline.
The Adviser employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. The Adviser has experience managing levered vehicles, both public and private, and will seek to enhance the Company’s returns through the use of leverage with a prudent approach that prioritizes capital preservation. The Adviser believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind ("PIK") interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2018:
Senior debt and 1st lien notes	$1,025,526,838	95%	$1,025,784,200	95%
Equity shares(1)	7,481,210	1	10,405,505	1
Short-term investments	45,000,000	4	45,000,000	4
	$1,078,008,048	100%	$1,081,189,705	100%
December 31, 2017:
Subordinated debt and 2nd lien notes	$710,543,854	63%	$589,548,358	58%
Senior debt and 1st lien notes	275,088,787	25	262,803,297	26
Equity shares	134,301,587	12	162,543,691	16
Equity warrants	1,691,617	—	1,389,000	—
	$1,121,625,845	100%	$1,016,284,346	100%

(1)	Includes three equity investments with an aggregate fair value of approximately $10.0 million that are subject to a participation agreement with the Asset Buyer.
During the three months ended September 30, 2018, subsequent to the Transactions, the Company purchased $1,227.9 million in syndicated senior secured loans and made new investments in six middle market portfolio companies totaling $75.3 million, consisting of senior secured private debt and one minority equity instrument. In addition, the Company invested $45.0 million, net, in money market fund investments during the three months ended September 30, 2018, subsequent to the Transactions.
Prior to the Transactions, in the three months ended September 30, 2018, the Company made investments in five existing portfolio companies totaling $1.6 million. Prior to the Transactions, in the nine months ended September 30, 2018, the Company made investments in 12 existing portfolio companies totaling approximately $30.7 million.
During the three months ended September 30, 2017, the Company made seven new investments totaling approximately $110.3 million and investments in 16 existing portfolio companies totaling approximately $30.2 million. During the nine months ended September 30, 2017, the Company made 22 new investments totaling approximately $328.2 million and investments in 25 existing portfolio companies totaling approximately $63.3 million.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The industry composition of investments at fair value at September 30, 2018, excluding short-term investments, was as follows:

September 30, 2018
Aerospace and Defense	0.5%
Automotive	1.4%
Banking, Finance, Insurance and Real Estate	10.5%
Beverage, Food and Tobacco	3.4%
Capital Equipment	4.2%
Chemicals, Plastics, and Rubber	3.7%
Construction and Building	3.6%
Consumer goods: Durable	2.0%
Consumer goods: Non-durable	2.3%
Containers, Packaging and Glass	5.9%
Energy: Electricity	1.7%
Energy: Oil and Gas	1.9%
Environmental Industries	0.7%
Healthcare and Pharmaceuticals	12.2%
High Tech Industries	9.8%
Hotel, Gaming and Leisure	2.5%
Media: Advertising, Printing and Publishing	3.2%
Media: Broadcasting and Subscription	1.8%
Media: Diversified and Production	1.5%
Metals and Mining	1.2%
Retail	3.7%
Services: Business	10.8%
Services: Consumer	2.3%
Telecommunications	2.7%
Transportation: Cargo	2.2%
Transportation: Consumer	1.9%
Utilities: Electric	1.3%
Utilities: Oil and Gas	1.1%
Total	100.0%

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Loan Participation Agreements
As part of the Asset Sale Transaction, the Company entered into participation agreements with the Asset Buyer relating to certain investments. As of September 30, 2018, the Company held three assets that were subject to a participation agreement with an aggregate fair value of approximately $10.0 million. Such investments are included in the Unaudited Consolidated Schedule of Investments because the Company has retained the legal title to the investments even though the Asset Buyer is entitled to all of the benefits and subject to all of the risks thereof. These participated investments are classified within Level 3 of the fair value hierarchy. For such investments, the Company did not meet the sale accounting criteria under ASC 860, Transfer and Servicing, and accounts for such investments with a payable for investments participated.
Investment Valuation
The Company has a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The Company's current valuation policy and processes were established by the Adviser with the assistance of certain third-party advisers and were approved by the Board.
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
The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Company determines the fair value of its investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and the Company assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Investment Valuation Process Prior to the Transactions
Prior to the Transactions, the securities in which the Company invested were generally only purchased and sold in merger and acquisition transactions, in which case the entire portfolio company was sold to a third-party purchaser. As a result, unless the Company had the ability to control such a transaction, the assumed principal market for the Company’s securities was a hypothetical secondary market. The Level 3 inputs to the Company’s valuation process reflected the Company’s best estimate

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

of the assumptions that would be used by market participants in pricing the investment in a transaction in a hypothetical secondary market.
The Company’s valuation process was led by the Company’s executive officers. The Company’s valuation process began with a quarterly review of each investment in the Company’s investment portfolio by the Company’s executive officers and investment committee. Valuations of each portfolio security were prepared by the Company’s investment professionals, who had direct responsibility for the origination, management and monitoring of each investment. Each investment valuation was subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer of the Company. Generally, investments that were valued below cost were subjected to review by one of the Company’s executive officers. After the peer review was complete, the Company engaged two independent valuation firms (collectively, the "Valuation Firms"), to provide third-party reviews of certain investments, as described further below. Finally, the Board had the responsibility for reviewing and approving, in good faith, the fair value of the Company’s investments in accordance with the 1940 Act.
The Valuation Firms provided third-party valuation consulting services to the Company which consisted of certain procedures that the Company identified and requested the Valuation Firms to perform (hereinafter referred to as the "Procedures"). The Procedures were performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures were generally performed with respect to a portfolio company when there was a significant change in the fair value of the investment. In certain instances, the Company determined that it was not cost-effective, and as a result not in the Company’s stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances included, but were not limited to, situations where the fair value of the investment in the portfolio company was determined to be insignificant relative to the total investment portfolio.
The total number of investments and the percentage of the investment portfolio on which the Procedures were performed, prior to the Transactions, are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%
December 31, 2017	21	35%
March 31, 2018	14	24%
June 30, 2018	23	47%

(1)	Exclusive of the fair value of new investments made during the quarter.
Investment Valuation Process Subsequent to the Transactions
The Adviser has established a Pricing Committee that is responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses internal pricing models, in accordance with internal pricing procedures established by Adviser's Pricing Committee, to price an asset in the event an acceptable price cannot be obtained from an approved external source.
The Adviser reviews its valuation methodologies on an ongoing basis and updates are made accordingly to meet changes in the marketplace. The Adviser has established internal controls to ensure its validation process is operating in an effective manner. The Adviser (1) maintains valuation and pricing procedures that describe the specific methodology used for valuation and (2) approves and documents exceptions and overrides of valuations. In addition, the Pricing Committee performs an annual review of valuation methodologies.
The Company's money market fund investments are generally valued using Level 1 inputs and its syndicated senior secured loans are generally valued using Level 2 inputs. The Company's senior secured private middle market debt investments will generally be valued using Level 3 inputs. The Company expects to engage an independent valuation firm starting in the fourth quarter of 2018 to perform certain limited procedures that the Board will identify and request them to perform in connection with the valuation process. The Board is ultimately responsible for determining the fair value of the Company’s investments in good faith.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Investment Valuation Inputs and Techniques
Currently, the Company's valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Enterprise Value Waterfall Approach
In valuing equity securities, the Company estimates fair value using an "Enterprise Value Waterfall" valuation model. The Company estimates the enterprise value of a portfolio company and then allocates the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, the model assumes that any outstanding debt or other securities that are senior to the Company’s equity securities are required to be repaid at par. Generally, the waterfall proceeds flow from senior debt tranches of the capital structure to junior and subordinated debt, followed by each class or preferred stock and finally the common stock. Additionally, the Company may estimate the fair value of a debt security using the Enterprise Value Waterfall approach when the Company does not expect to receive full repayment.
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
The significant Level 3 inputs to the Enterprise Value Waterfall model are (i) an appropriate transaction multiple and (ii) a measure of the portfolio company’s financial performance, which generally is either earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") or revenues. Such inputs can be based on historical operating results, projections of future operating results or a combination thereof. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for certain non-recurring items. In determining the operating results input, the Company utilizes the most recent portfolio company financial statements and forecasts available as of the valuation date. The Company also consults with the portfolio company’s senior management to obtain updates on the portfolio company’s performance, including information such as industry trends, new product development, loss of customers and other operational issues.
Fair value measurements using the Enterprise Value Waterfall model can be sensitive to changes in one or more of the inputs. Assuming all other inputs to the Enterprise Value Waterfall model remain constant, any increase (decrease) in either the transaction multiple, Adjusted EBITDA or revenues for a particular equity security would result in a higher (lower) fair value for that security.
Income Approach
Prior to the Externalization Transaction, in valuing debt securities, the Company utilized an "Income Approach" model that considered factors including, but not limited to, (i) the stated yield on the debt security, (ii) the portfolio company’s current Adjusted EBITDA as compared to the portfolio company’s historical or projected Adjusted EBITDA as of the date the investment was made and the portfolio company’s anticipated Adjusted EBITDA for the next twelve months of operations, (iii) the portfolio company’s current Leverage Ratio (defined as the portfolio company’s total indebtedness divided by Adjusted EBITDA) as compared to its Leverage Ratio as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and (v) when the Company believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt. In addition, the Company used a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. This risk rating system covered both qualitative and quantitative aspects of the business and the securities held.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company considered the factors above, particularly any significant changes in the portfolio company’s results of operations and leverage, and developed an expectation of the yield that a hypothetical market participant would require when purchasing the debt investment (the "Required Rate of Return"). The Required Rate of Return, along with the Leverage Ratio and Adjusted EBITDA, were the significant Level 3 inputs to the Income Approach model. For investments where the Leverage Ratio and Adjusted EBITDA had not fluctuated significantly from the date the investment was made or had not fluctuated significantly from the Company’s expectations as of the date the investment was made, and where there had been no significant fluctuations in the market pricing for such investments, the Company may have concluded that the Required Rate of Return was equal to the stated rate on the investment and therefore, the debt security was appropriately priced. In instances where the Company determined that the Required Rate of Return was different from the stated rate on the investment, the Company discounted the contractual cash flows on the debt instrument using the Required Rate of Return in order to estimate the fair value of the debt security.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at December 31, 2017 are summarized as follows:

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

Subsequent to the Transactions, the Company utilizes a similar Income Approach model in valuing its private debt investment portfolio, which consists of middle market senior secured loans with floating reference rates. As vendor and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of a performing credit index as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. The implied yield used within the model is considered a significant

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

unobservable input. As such, these assets are generally classified within Level 3. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
Market Approach
The Company values its syndicated senior secured loans using values provided by independent pricing services that have been approved by the Adviser's Pricing Committee. The prices received from these pricing service providers are based on yields or prices of securities of comparable quality, type, coupon and maturity and/or indications as to value from dealers and exchanges. The Company will seek to obtain two prices from the pricing services with one price representing the primary source and the other representing an independent control valuation. The Company evaluates the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Company performs due diligence procedures surrounding pricing vendors to understand their methodology and controls to support their use in the valuation process.
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at September 30, 2018 are summarized as follows:

September 30, 2018:	Fair Value(1)	Valuation Model	Level 3 Inputs	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$74,008,711	Income Approach	Implied Yield	4.3% - 5.9%	4.7%
	58,878,664	Market Approach	Pricing Service Quotes	98.3% - 100.8%	100.5%

(1)	The determination of the fair value of the Company's current equity investments are not a significant component of the Company's valuation process.
The following table presents the Company’s investment portfolio at fair value as of September 30, 2018 and December 31, 2017, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$892,896,825	$132,887,375	$1,025,784,200
Equity shares	—	—	10,405,505	10,405,505
Short-term investments	45,000,000	—	—	45,000,000
	$45,000,000	$892,896,825	$143,292,880	$1,081,189,705

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Subordinated debt and 2nd lien notes	$—	$—	$589,548,358	$589,548,358
Senior debt and 1st lien notes	—	—	262,803,297	262,803,297
Equity shares	—	—	162,543,691	162,543,691
Equity warrants	—	—	1,389,000	1,389,000
	$—	$—	$1,016,284,346	$1,016,284,346

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30, 2018:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$589,548,358	$262,803,297	$162,543,691	$1,389,000	$1,016,284,346
New investments	7,853,827	153,991,743	2,932,105	—	164,777,675
Reclassifications	(8,617,000)	8,617,000	—	—	—
Proceeds from sales of investments	—	—	(35,884,390)	(708)	(35,885,098)
Proceeds from sale of portfolio to Asset Buyer	(418,521,991)	(234,603,624)	(121,970,155)	(1,202,274)	(776,298,044)
Loan origination fees received	—	(1,212,914)	—	—	(1,212,914)
Principal repayments received	(143,419,588)	(29,283,632)	—	—	(172,703,220)
PIK interest earned	3,517,139	259,414	—	—	3,776,553
PIK interest payments received	(2,494,389)	(1,403,097)	—	—	(3,897,486)
Accretion of loan discounts	14,188	(2,645)	—	—	11,543
Accretion of deferred loan origination revenue	2,690,484	514,843	—	—	3,205,327
Realized gain (loss)	(147,889,422)	(43,095,292)	28,102,063	(488,635)	(163,371,286)
Unrealized gain (loss)	117,318,394	16,302,282	(25,317,809)	302,617	108,605,484
Fair value, end of period	$—	$132,887,375	$10,405,505	$—	$143,292,880

Nine Months Ended September 30, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	220,193,495	158,635,429	12,673,701	—	391,502,625
Reclassifications	22,558,007	(22,558,007)	—	—	—
Proceeds from sales of investments	—	—	(27,036,478)	(479,408)	(27,515,886)
Loan origination fees received	(3,471,655)	(2,262,235)	—	—	(5,733,890)
Principal repayments received	(163,054,918)	(41,159,263)	—	—	(204,214,181)
PIK interest earned	8,033,507	841,215	—	—	8,874,722
PIK interest payments received	(7,847,417)	(507,979)	—	—	(8,355,396)
Accretion of loan discounts	411,497	54,694	—	—	466,191
Accretion of deferred loan origination revenue	2,798,373	1,064,723	—	—	3,863,096
Realized gain (loss)	(20,656,958)	(2,110,952)	7,721,145	(1,983,692)	(17,030,457)
Unrealized gain (loss)	(60,127,703)	(13,161,602)	(16,454,121)	1,171,100	(88,572,326)
Fair value, end of period	$688,995,595	$270,479,180	$131,120,904	$596,000	$1,091,191,679

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on investments of $0.5 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, was related to portfolio company investments that were still held by the Company as of September 30, 2018. For the three and nine months ended September 30, 2018, this pre-tax net unrealized depreciation on investments included $0.8 million and $1.5 million of unrealized depreciation related to the three assets that were subject to a participation agreement with the Asset Buyer noted above. Pre-tax net unrealized depreciation on investments of $73.4 million and $111.6 million during the three and nine

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

months ended September 30, 2017, respectively, were related to portfolio company investments that were still held by the Company as of September 30, 2017.
Exclusive of short-term investments, during the nine months ended September 30, 2018, the Company made investments of approximately $1.3 billion in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2018, the Company made investments of $11.4 million in companies to which it was previously committed to provide such financing.
During the nine months ended September 30, 2017, the Company made investments of approximately $382.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2017, the Company made investments of $9.2 million in companies to which it was previously committed to provide such financing
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchase and sales of the Company's syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company is contractually owed and recognizes interest income equal to the applicable margin ("spread") beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are "Affiliated Companies" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control / Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company, has greater than 50.0% representation on its board or has the power to exercise control over management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the voting securities of such company.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.
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

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

loan prepayment penalties, structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.
Fee income for the nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Recurring Fee Income:
Amortization of loan origination fees	$170,816	$598,288	$1,272,955	$1,828,783
Management, valuation and other fees	62,452	232,272	375,877	689,663
Total Recurring Fee Income	233,268	830,560	1,648,832	2,518,446
Non-Recurring Fee Income:
Prepayment fees	—	273,106	1,191,943	1,004,509
Acceleration of unamortized loan origination fees	144,458	1,340,781	1,932,367	2,344,435
Advisory and structuring fees	—	230,000	—	230,000
Loan amendment fees	—	17,278	35,000	132,278
Other fees	—	—	127,153	9,000
Total Non-Recurring Fee Income	144,458	1,861,165	3,286,463	3,720,222
Total Fee Income	$377,726	$2,691,725	$4,935,295	$6,238,668
Payment-in-Kind Interest
As of September 30, 2018, the Company did not hold any loans that contain PIK interest provisions. The Company may hold such loans in the future. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
Concentration of Credit Risk
As of both September 30, 2018 and December 31, 2017, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2018 and December 31, 2017, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 1.7% and 5.6%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2018, $667.0 million of the Company's assets were or will be pledged as collateral for the Credit Agreement.
Investments Denominated in Foreign Currency
As of September 30, 2018, the Company did not hold any investments that were denominated in foreign currencies. As of December 31, 2017, the Company held investments in two portfolio companies that were denominated in Canadian dollars.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

4. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following schedules present information about investments in and advances to affiliates for the nine months ended September 30, 2018 and year ended December 31, 2017:

Nine Months Ended September 30, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2018 Value
Portfolio Company	Type of Investment(1)
Control Investments:

CRS-SPV, Inc.	Common Stock (1,100 shares)	$(8,775,003)	$(1,855,000)	$100,000	$20,283,000	$—	$20,283,000	$—
		(8,775,003)	(1,855,000)	100,000	20,283,000	—	20,283,000	—

Frank Entertainment Group, LLC	Senior Note (6% Cash)(5)	(4,472,966)	4,205,494	—	6,541,000	5,214,278	11,755,278	—
	Second Lien Term Note (2.5% Cash)(5)	(3,150,520)	2,879,479	—	—	3,183,307	3,183,307	—
	Redeemable Preferred Units (2,800,000 units)	(2,800,000)	2,800,000	—	—	2,800,000	2,800,000	—
	Redeemable Class B Preferred Units (2,800,000 units)	(2,800,000)	2,800,000	—	—	2,800,000	2,800,000	—
	Class A Common Units (606,552 units)	(1,000,000)	1,000,000		—	1,000,000	1,000,000	—
		(14,223,486)	13,684,973	—	6,541,000	14,997,585	21,538,585	—

FrontStream Holdings, LLC	Subordinate Note (LIBOR + 6.0% Cash)(5)(6)	(6,650,730)	6,609,389	—	7,414,000	9,709,389	17,123,389	—
	Common Stock (1,000 shares)	(500,000)	500,000	—	—	500,000	500,000	—
		(7,150,730)	7,109,389	—	7,414,000	10,209,389	17,623,389	—

Frontstreet Facility Solutions, Inc.	Subordinated Note (13% Cash)	(7,566,670)	4,697,172	652,624	3,750,000	4,712,628	8,462,628	—
	Series A Convertible Preferred Stock (60,000 shares)	(250,575)	250,575	—	—	250,575	250,575	—
	Series B Convertible Preferred Stock (20,000 shares)	(500,144)	500,144	—	—	500,144	500,144	—
	Common Stock (27,890 shares)	(279)	279	—	—	279	279	—
		(8,317,668)	5,448,170	652,624	3,750,000	5,463,626	9,213,626	—

Investments not held at the end of the period		(75,817)	—	—	—	75,817	75,817	—

Total Control Investments		(38,542,704)	24,387,532	752,624	37,988,000	30,746,417	68,734,417	—

Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	101,129	(155,098)	149,598	6,434,000	162,778	6,596,778	—
	Units (318,977 units)	(535,011)	527,331	—	266,000	527,331	793,331	—
		(433,882)	372,233	149,598	6,700,000	690,109	7,390,109	—

Consolidated Lumber Holdings, LLC	Class A Units (15,000 units)	1,000,000	(3,000,000)	339,893	4,500,000	1,000,000	5,500,000	—
		1,000,000	(3,000,000)	339,893	4,500,000	1,000,000	5,500,000	—

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2018 Value
Portfolio Company	Type of Investment(1)
FCL Holding SPV, LLC	Class A Interest (24,873 units)	$413,760	$(278,000)	$302,294	$570,000	$413,760	$983,760	$—
	Class B Interest (48,427 units)	—	—	—	—	—	—	—
	Class B Interest (3,746 units)	—	—	—	—	—	—	—
		413,760	(278,000)	302,294	570,000	413,760	983,760	—

Mac Land Holdings, Inc.	Common Stock (139 shares)	(369,000)	369,000	—	—	369,000	369,000	—
		(369,000)	369,000	—	—	369,000	369,000	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	1,040,327	—	2,125,986	23,308,085	1,374,840	24,682,925	—
	Jr. Subordinated Note (10% PIK)	282,473	—	325,662	5,114,592	609,514	5,724,106	—
	Jr. Subordinated Bridge Note (20% PIK)	72,836	—	297,881	2,412,295	371,461	2,783,756	—
	Series A Redeemable Senior Preferred Stock (7,839 shares)	3,478,355	(2,768,352)	—	10,390,000	3,478,355	13,868,355	—
	Common Stock (1,668,691 shares)	34,666,262	(15,710,262)	—	16,044,000	34,666,262	50,710,262	—
		39,540,253	(18,478,614)	2,749,529	57,268,972	40,500,432	97,769,404	—

Passport Food Group, LLC	Senior Notes (LIBOR + 9.0% Cash)(6)	(7,234,021)	2,976,160	1,346,145	16,672,000	3,016,086	19,688,086	—
	Common Stock (20,000 shares)	(2,000,000)	1,643,000	—	357,000	1,643,000	2,000,000	—
		(9,234,021)	4,619,160	1,346,145	17,029,000	4,659,086	21,688,086	—

PCX Aerostructures, LLC	Subordinated Note (6% Cash)	(8,589,777)	8,670,000	1,353,746	22,574,000	9,495,146	32,069,146	—
	Subordinated Note (6% PIK)	—	211,286	5,068	548,000	216,354	764,354	—
	Series A Preferred Stock (6,066 shares)	(6,065,621)	6,065,621	—	—	6,065,621	6,065,621	—
	Series B Preferred Stock (1,411 shares)	(1,410,514)	410,514	—	—	1,410,514	1,410,514	—
	Class A Common Stock (121,922 shares)	(30,480)	30,480	—	—	30,480	30,480	—
		(16,096,392)	15,387,901	1,358,814	23,122,000	17,218,115	40,340,115	—

Team Waste, LLC	Subordinated Note (10% Cash, 2% PIK)	—	—	297,923	4,930,962	113,713	5,044,675	—
	Preferred Units (500,000 units)	3,475,467	—	—	10,000,000	3,475,467	13,475,467	—
		3,475,467	—	297,923	14,930,962	3,589,180	18,520,142	—

Technology Crops, LLC	Senior Notes (12% Cash)(5)	(8,493,169)	3,677,102	592,861	8,617,000	3,677,102	12,294,102	—
	Common Units (50 units)	(500,000)	500,000	—	—	500,000	500,000	—
		(8,993,169)	4,177,102	592,861	8,617,000	4,177,102	12,794,102	—

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	(282,587)	—	648,832	9,431,015	91,895	9,522,910	—
	Preferred Units (1,685,357 units)	206,638	32,069	—	1,524,000	238,707	1,762,707	—
		(75,949)	32,069	648,832	10,955,015	330,602	11,285,617	—

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2018 Value
Portfolio Company	Type of Investment(1)
Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	$(950,000)	$1,000,000	$—	$—	$1,000,000	$1,000,000	$—
		(950,000)	1,000,000	—	—	1,000,000	1,000,000	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	169,252	(96,252)	—	302,000	169,252	471,252	—
	Common Shares (100,000 shares)	(175,000)	581,000	—	419,000	581,000	1,000,000	—
		(5,748)	484,748	—	721,000	750,252	1,471,252	—

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	1,312,617	(2,688,000)	—	2,688,000	1,312,617	4,000,617	—
		1,312,617	(2,688,000)	—	2,688,000	1,312,617	4,000,617	—

Investments not held at the end of the period		355,394	—	—	—	473,234	473,234	—
Deferred taxes		—	1,199,969	—	—	—	—	—

Total Affiliate Investments		$9,939,330	$3,197,568	$7,785,889	$147,101,949	$76,483,489	$223,585,438	$—

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

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)
Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Non-accrual investment.

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

BARINGS BDC, INC.
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

BARINGS BDC, INC.
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

BARINGS BDC, INC.
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

BARINGS BDC, INC.
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

BARINGS BDC, INC.
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

(3)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments and accrued PIK interest. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)
Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Non-accrual investment.

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

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income ("ICTI"), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
As of September 30, 2018, the Company had certain wholly-owned taxable subsidiaries (the "Taxable Subsidiaries"), which are used to hold certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies ("LLCs") (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes in the Company's Unaudited Consolidated Statements of Operations, with the related deferred tax liabilities presented in the Company's Unaudited Consolidated Balance Sheet.
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

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

any related guidance from the SEC or the FASB may change, which may require us to refine the Company's estimates in the future.
For federal income tax purposes, the cost of investments owned as of September 30, 2018 and December 31, 2017 was approximately $1,081.0 million and $1,123.7 million, respectively. As of September 30, 2018, net unrealized appreciation on the Company's investments (tax basis) was approximately $0.9 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $3.3 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $2.4 million. The cost of investments owned (tax basis) listed above does not include the RIC's basis in the Taxable Subsidiaries. As of September 30, 2018, the cost (tax basis) of the RIC's investments in the Taxable Subsidiaries was approximately $32.7 million. As of December 31, 2017, net unrealized depreciation on the Company's investments (tax basis) was approximately $107.8 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $89.2 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $197.0 million.
6. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2018 and December 31, 2017:

Issuance/Pooling Date	Maturity Date	Interest Rate as of September 30, 2018	September 30, 2018	December 31, 2017
SBA-Guaranteed Debentures:
March 25, 2009	March 1, 2019	N/A	$—	$22,000,000
March 24, 2010	March 1, 2020	N/A	—	6,800,000
September 22, 2010	September 1, 2020	N/A	—	32,590,000
March 29, 2011	March 1, 2021	N/A	—	75,400,000
September 21, 2011	September 1, 2021	N/A	—	19,100,000
March 27, 2013	March 1, 2023	N/A	—	30,000,000
September 24, 2014	September 1, 2024	N/A	—	31,310,000
September 21, 2016	September 1, 2026	N/A	—	32,800,000
Less: Deferred financing fees		N/A	—	(3,678,875)
Total SBA-Guaranteed Debentures			$—	$246,321,125
Credit Facilities:
May 1, 2017	April 30, 2022	N/A	$—	$156,070,484
August 3, 2018 - Class A	August 3, 2019	3.397%	70,000,000	—
August 3, 2018 - Class A-1	August 3, 2020	3.397%	140,000,000	—
Total Credit Facilities			$210,000,000	$156,070,484
Notes:
October 19, 2012	December 15, 2022	N/A	$—	$80,500,000
February 6, 2015	March 15, 2022	N/A	—	86,250,000
Less: Deferred financing fees			—	(3,341,699)
Total Notes			$—	$163,408,301

SBA-Guaranteed Debentures
In connection with the Asset Sale Transaction, the Company repaid all of its outstanding SBA-guaranteed debentures and delivered necessary materials to the SBA to surrender the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III. The weighted average interest rate for all SBA-guaranteed debentures as of December 31, 2017 was 3.90%.
In addition to a one-time 1.0% fee on the total commitment from the SBA, the Company also paid one-time 2.425% fees on the amount of each SBA-guaranteed debenture issued. These fees were capitalized as deferred financing costs and were amortized over the term of the debt agreements using the effective interest method. Upon prepayment of each SBA-guaranteed

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

debenture, the unamortized deferred financing costs related to the SBA-guaranteed debenture were written off and recognized as a loss on extinguishment of debt in the Unaudited Consolidated Statements of Operations. During the three and nine months ended September 30, 2018, the Company recognized a loss on extinguishment of debt of $3.5 million related to the repayment of its outstanding SBA-guaranteed debentures.
The fair values of the SBA-guaranteed debentures were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2017, the carrying amounts and the fair values of the SBA-guaranteed debentures were approximately $246.3 million and $262.2 million, respectively.
May 2017 Credit Facility
In connection with the closing of the Asset Sale Transaction, the Company terminated its senior secured credit facility entered into in May 2015 and subsequently amended in May 2017 (the "May 2017 Credit Facility"), which resulted in a loss on the extinguishment of debt of $4.1 million. Under the May 2017 Credit Facility, the Company had the ability to borrow in both United States dollars as well as foreign currencies. The May 2017 Credit Facility, which was structured to operate like a revolving credit facility, was secured primarily by the Company's assets, excluding the assets of the Company’s wholly-owned SBIC subsidiaries. The May 2017 Credit Facility had an accordion feature that allowed for an increase in the total borrowing size up to $550.0 million, subject to certain conditions and the satisfaction of specified financial covenants.
Prior to the termination of the May 2017 Credit Facility, borrowings under the May 2017 Credit Facility bore interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.75% (or 1.50% if the Company received an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.75% (or 2.50% if the Company received an investment grade credit rating) or (iii) for borrowings denominated in Canadian dollars, the applicable Canadian Dealer Offered Rate plus 2.75% (or 2.50% if the Company received an investment grade credit rating). The applicable base rate was equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.5% or (iii) the adjusted one-month LIBOR plus 2.0%. The applicable LIBOR rate depended on the term of the draw under the May 2017 Credit Facility. The Company paid a commitment fee of 1.00% per annum on undrawn amounts if the used portion of the May 2017 Credit Facility was less than or equal to 25.0% of total commitments, or 0.375% per annum on undrawn amounts if the used portion of the May 2017 Credit Facility was greater than 25.0% of total commitments. These commitment fees are included in interest and other financing fees on the Company's Unaudited Consolidated Statements of Operations. Borrowings under the May 2017 Credit Facility were limited to a borrowing base, which included certain cash and a portion of eligible debt investments.
As of December 31, 2017, the Company had United States dollar borrowings of $139.3 million outstanding under the May 2017 Credit Facility with an interest rate of 4.12% and non-United States dollar borrowings denominated in Canadian dollars of $21.0 million ($16.8 million United States dollars) outstanding under the May 2017 Credit Facility with a weighted average interest rate of 4.16%. The borrowings denominated in Canadian dollars were translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the May 2017 Credit Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in the Company's Unaudited Consolidated Statements of Operations.
The fair value of the borrowings outstanding under the May 2017 Credit Facility were based on a market yield approach and current interest rates, which were Level 3 inputs to the market yield model. As of December 31, 2017, the fair value of the borrowings outstanding under the May 2017 Credit Facility was $156.1 million.
The May 2017 Credit Facility contained certain affirmative and negative covenants, including but not limited to (i) maintaining a minimum interest coverage ratio, (ii) maintaining a minimum consolidated tangible net worth, (iii) maintaining a minimum asset coverage ratio and (iv) maintaining the Company's status as a RIC and as a BDC. The May 2017 Credit Facility also contained customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The May 2017 Credit Facility also permitted Branch Banking and Trust Company, the administrative agent, to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of December 31, 2017, the Company was in compliance with all covenants of the May 2017 Credit Facility.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

August 2018 Credit Facility
On July 3, 2018, the Company formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company (“BSF”), the primary purpose of which is to function as the Company's special purpose, bankruptcy-remote, financing subsidiary in connection with the August 2018 Credit Facility. On August 3, 2018, BSF entered into the August 2018 Credit Facility with Bank of America, N.A., as administrative agent (the "Administrative Agent") and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018 (the "Security Agreement") pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments (the "Pledged Property"). In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property will be held in the custody of State Street Bank and Trust Company, as collateral administrator (the "Collateral Administrator"). The Collateral Administrator will maintain and perform certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator will only be authorized to make distributions and payments from Pledged Property based on the written instructions of the Administrative Agent.
The August 2018 Credit Facility provides for borrowings in an aggregate amount up to $750,000,000, including up to $250,000,000 borrowed under the Class A Loan Commitments and up to $500,000,000 borrowed under the Class A-1 Loan Commitments. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF will be required to pay commitment fees on the unused portion of the August 2018 Credit Facility, but the fees are waived for the period through but excluding the 90th day after the closing date. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility upon payment of a commitment reduction fee (such fee applicable only during the first six months of the August 2018 Credit Facility).
Any amounts borrowed under the Class A Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2019, or upon earlier termination of the August 2018 Credit Facility. Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2020, or upon earlier termination of the August 2018 Credit Facility.
Borrowings under the August 2018 Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced by the lenders to BSF will vary depending upon the types of assets in BSF’s portfolio. Assets must meet certain criteria to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations, investment type and credit ratings.
Under the August 2018 Credit Facility, BSF has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for credit facilities of this nature. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within two business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by BSF of certain ineligible assets; (d) the insolvency or bankruptcy of BSF; and (e) the decline of BSF’s net asset value below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate. As of September 30, 2018, BSF was in compliance with all covenants under the August 2018 Credit Facility.
Borrowings of BSF will be considered borrowings by Barings BDC, Inc. for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of BSF under the August 2018 Credit Facility are non-recourse to Barings BDC, Inc.
As of September 30, 2018, BSF had borrowings of $210.0 million outstanding under the August 2018 Credit Facility. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2018, the total fair value of the borrowings

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

outstanding under the August 2018 Credit Facility was $210.0 million.
Notes
In October 2012, the Company issued $70.0 million of unsecured notes due 2022 (the "December 2022 Notes") and in November 2012, issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. In connection with the closing of the Asset Sale Transaction, the Company caused notices to be issued to the holders of the December 2022 Notes regarding the redemption of the December 2022 Notes. The December 2022 Notes were redeemed in full on August 30, 2018 for a total redemption price of $80.5 million, which resulted in a loss on the extinguishment of debt of $1.4 million. Prior to the redemption, the December 2022 Notes bore interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012. As of December 31, 2017, the carrying amount and fair value of the December 2022 Notes was $79.0 million and $80.9 million, respectively.
In February 2015, the Company issued $86.3 million of unsecured notes due 2022 (the "March 2022 Notes"). The net proceeds to the Company from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were approximately $83.4 million. In connection with the closing of the Asset Sale Transaction, the Company also caused notices to be issued to the holders of the March 2022 Notes regarding the redemption of all the March 2022 Notes. The March 2022 Notes were redeemed in full on August 30, 2018 for a total redemption price of $86.3 million, which resulted in a loss on the extinguishment of debt of $1.5 million. Prior to the redemption, the March 2022 Notes bore interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015. As of December 31, 2017, the carrying amounts and fair value of the March 2022 Notes were $84.4 million and $86.9 million. The fair values of the December 2022 Notes and the March 2022 Notes were based on the closing prices of each respective security on the New York Stock Exchange, which were Level 1 inputs under ASC 820.
The indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes contained certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirement of the 1940 Act or any successor provisions, after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission ("SEC"), (ii) a requirement that the Company will not declare any cash dividend, or declare any other cash distribution, upon a class of its capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, the Company has an asset coverage (as defined in the 1940 Act) of at least 200% after deducting the amount of such dividend, distribution or purchase price, as the case may be, giving effect to any exemptive relief granted to the Company by the SEC and (iii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of December 31, 2017, the Company was in compliance with all covenants of the December 2022 Notes and the March 2022 Notes.
7. EQUITY-BASED AND OTHER COMPENSATION PLANS
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
The Omnibus Plan provided for grants of restricted stock, incentive stock options, non-statutory stock options and cash-based and/or stock-based performance awards, collectively, "Awards," to the Company’s existing and future employees. Equity-based awards granted under the Omnibus Plan to independent directors generally vested over a one-year period and equity-based awards granted under the Omnibus Plan to executive officers and employees generally vested ratably over a four-year period. In addition, the Omnibus Plan increased the maximum number of shares of the Company’s common stock with respect to which Awards could be granted under the Omnibus Plan to 4,000,000 shares of the Company’s common stock from 2,400,000 shares of the Company’s common stock that were approved under the Equity Incentive Plan.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company accounted for its equity-based compensation using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, the Company measured the grant date fair value based upon the market price of the Company’s common stock on the date of the grant and amortized this fair value to compensation expense ratably over the requisite service period or vesting term.
On July 31, 2018, in connection with the closing of the Asset Sale Transaction, all 904,060 outstanding shares of restricted stock outstanding under the Omnibus Plan vested and on August 2, 2018, the Board terminated the Omnibus Plan. As a result, in the three months ended September 30, 2018, the Company recognized equity based compensation expense of approximately $11.3 million and in the nine months ended September 30, 2018, the Company recognized equity based compensation expense of approximately $14.2 million. In the three months ended September 30, 2017, the Company recognized equity-based compensation expense of approximately $1.5 million, and in the nine months ended September 30, 2017, the Company recognized equity-based compensation expense of approximately $4.5 million.
The following table presents information with respect to equity-based compensation for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	748,674	$19.79	631,622	$21.23
Shares granted during the period	435,106	$10.73	360,470	$19.22
Shares vested during the period	(1,183,780)	$16.46	(243,418)	$22.69
Unvested shares, end of period	—	N/A	748,674	$19.79
Prior to the Asset Sale Transaction, the Board had adopted a nonqualified deferred compensation plan covering the Company’s executive officers and key employees. Any compensation deferred and the Company’s contributions earned a return based on the returns on certain investments designated by the Compensation Committee of the Board. Participants were 100% vested in amounts deferred under the deferred compensation plan and the earnings thereon. Contributions to the plan and earnings thereon generally vested ratably over a four-year period. On July 31, 2018, in connection with the closing of the Asset Sale Transaction, the Company's Amended and Restated Executive Deferred Compensation Plan was terminated and all previously unvested deferred compensation benefits became fully vested. As a result, in the three months ended September 30, 2018, the Company accelerated the recognition of the remaining $0.8 million of deferred compensation expense.
Prior to the Asset Sale Transaction, the Company maintained a 401(k) plan in which all full-time employees who were at least 21 years of age were eligible to participate and receive employer contributions. Eligible employees could contribute a portion of their compensation on a pretax basis into the 401(k) plan up to the maximum amount allowed under the Code, and direct the investment of their contributions. On July 31, 2018, the Board took action to terminate the Company's 401(k) plan in connection with the closing of the Asset Sale Transaction.
8. TRANSACTIONS WITH CONTROLLED COMPANIES
During the three months ended September 30, 2017, the Company received management fees from SRC Worldwide, Inc., a wholly-owned subsidiary of CRS-SPV, Inc., of $100,000. During the nine months ended September 30, 2018 and 2017, the Company received management fees from SRC Worldwide, Inc. of $100,000 and $300,000, respectively. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the three months ended September 30, 2017 and during the nine months ended September 30, 2018 and 2017, the Company recognized dividend and interest income from certain control investments as disclosed in Note 4 - Schedule of Investments in and Advances to Affiliates. As part of the Asset Sale Transaction, all control investments were sold on July 31, 2018.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2018 and December 31, 2017 were as follows:

Portfolio Company	Investment Type	September 30, 2018	December 31, 2017
Deva Holdings, Inc.	Revolver	$—	$2,500,000
DLC Acquisition, LLC	Revolver	—	1,800,000
Frank Entertainment Group, LLC	Delayed Draw Senior	—	130,212
Frank Entertainment Group, LLC	Delayed Draw Second Lien	—	303,827
HKW Capital Partners IV, L.P.	Private Equity	—	214,823
ICP Industries Inc.	Delayed Draw Term Loan	—	5,000,000
JS Held, LLC	Delayed Draw Term Loan	2,275,039	—
Lakeview Health Acquisition Company	Revolver	—	1,387,367
Micross Solutions, LLC	Delayed Draw Term Loan	—	3,000,000
Nautic Partners VII, LP	Private Equity	—	509,080
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	—	649,143
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	—	4,500,000
SCUF Gaming, Inc.	Revolver	—	2,000,000
Smile Brands, Inc.	Equity Investment	—	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	—	18,826,531
SPC Partners V, LP	Private Equity	—	185,297
SPC Partners VI, LP	Private Equity	—	2,792,172
Tate's Bake Shop	Revolver	—	550,000
TGaS Advisors, LLC	Revolver	—	2,000,000
Transportation Insight, LLC	Delayed Draw Term Loan	9,194,887	—
Vinvention Capital Partners TE LP (F/K/A Nomacorc, LLC) (1)	Equity Investment	627,510	838,813
Total unused commitments to extend financing		$12,097,436	$48,187,265

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the value of any unfunded commitments.

The Company and certain former executive officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Southern District of New York (and then transferred to the United States District Court for the Eastern District of North Carolina) on behalf of all persons who purchased or otherwise acquired the Company's common stock between May 7, 2014 and November 1, 2017. The first lawsuit was filed on November 21, 2017, and was captioned Elias Dagher, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00015-FL (the "Dagher Action"). The second lawsuit was filed on November 28, 2017, and was captioned Gary W. Holden, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00010-FL (the "Holden Action"). The Dagher Action and the Holden Action were consolidated and are currently captioned In re Triangle Capital Corp. Securities Litigation, Master File No. 5:18-cv-00010-FL.
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

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company and certain current and former members of the Board of Directors have been named as defendants in three other putative securities class action lawsuits challenging our June 1, 2018 proxy statement seeking shareholder approval of the Asset Purchase Agreement and the Externalization Agreement. The first lawsuit was filed on July 6, 2018 in the United States District Court for the Eastern District of North Carolina, and is captioned Carlson, et al. v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00332-FL (the "Carlson Action"). The second lawsuit was filed on July 9, 2018 in the United States District Court for the District of Maryland, and is captioned Hammer, et al. v. Triangle Capital Corporation, et al., Case No. 1:18-cv-02086-RDB (the "Hammer Action"). The third lawsuit was filed on July 12, 2018 in the United States District Court for the District of Maryland, and is captioned Kent, et al. v. Triangle Capital Corporation, et al., Case No. 1:18-cv-0237-ELH (the "Kent Action"). The complaints in the Carlson Action, the Hammer Action, and the Kent Action each allege certain violations of the securities laws, including, among other things, that the defendants made certain material omissions in the proxy statement, and each sought to enjoin the shareholder meeting scheduled for July 24, 2018, among other relief.
On July 11, 2018, the plaintiff in the Carlson Action filed a motion for preliminary injunction seeking to enjoin the July 24, 2018 shareholder vote and to require that certain supplemental disclosures be made. On July 16, 2018, the court denied the plaintiff’s motion for preliminary injunction. The Kent Action was voluntarily dismissed on September 20, 2018. The Carlson Action was voluntarily dismissed on October 22, 2018. The time for the defendants to respond to the complaint in the Hammer Action has not yet expired.
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

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

10. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Per share data:
Net asset value at beginning of period	$13.43	$15.13
Net investment income (loss)(1)	(0.17)	1.18
Net realized loss on investments / foreign currency(1)	(3.27)	(0.37)
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	2.22	(1.94)
Total decrease from investment operations(1)	(1.22)	(1.13)
Dividends paid to stockholders from net investment income	(0.33)	(1.35)
Shares issued pursuant to Dividend Reinvestment Plan	—	0.01
Common stock offering	—	0.61
Purchase of shares in tender offer	0.13	—
Stock-based compensation	0.17	(0.04)
Loss on extinguishment of debt(1)	(0.21)	—
Tax provision(1)	(0.02)	(0.01)
Other(2)	(0.04)	(0.02)
Net asset value at end of period	$11.91	$13.20
Market value at end of period(3)	$10.01	$14.28
Shares outstanding at end of period	51,284,064	47,740,832
Net assets at end of period	$610,981,943	$630,393,416
Average net assets	$638,599,171	$676,951,030
Ratio of total expenses, prior to waiver of base management fee, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)	17.58%	7.34%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)	17.37%	7.34%
Ratio of net investment income (loss) to average net assets (annualized)	(1.73)%	10.70%
Portfolio turnover ratio	208.19%	21.59%
Total return(4)	27.92%	(15.56)%
Supplemental Data:
Efficiency ratio(5)	82.65%	17.04%

(1)	Weighted average per share data—basic and diluted.

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

(5)	Efficiency ratio equals the sum of (i) base management fees, (ii) compensation expenses and (iii) general and administrative expenses divided by total investment income.

BARINGS BDC, INC.
Notes to Unaudited Consolidated Financial Statements — (Continued)

11. SUBSEQUENT EVENTS
On October 11, 2018, the Board declared a quarterly distribution of $0.10 per share payable on December 21, 2018 to holders of record as of December 14, 2018.
Subsequent to September 30, 2018, the Company made approximately $79.9 million of new middle market private debt and equity commitments, of which approximately $72.0 million closed. The $72.0 million of middle market investments consist of approximately 89% of first lien senior secured debt and approximately 11% of second lien senior secured debt. The weighted average yield of the closed originations was 8.9%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the nine months ended September 30, 2018, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Item 1A entitled "Risk Factors" in Part II of this Quarterly Report on Form 10-Q and each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Also on April 3, 2018, we entered into a stock purchase and transaction agreement, or the Externalization Agreement, with Barings LLC, or Barings, through which Barings agreed to become the investment adviser to the Company in exchange for (1) a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to our stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of our common stock at net asset value and (3) a commitment from Barings to purchase up to $50.0 million of shares of our common stock in the open market at prices up to and including our then-current net asset value per share for a two-year period (the Trading Plan), after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares of our common stock at the greater of our then-current net asset value per share and market price (collectively, the Externalization Transaction). The Asset Sale Transaction and the Externalization Transaction are collectively referred to as the Transactions. The Transactions were approved by our stockholders at our July 24, 2018 special meeting of stockholders (the Special Meeting).
The Asset Sale Transaction closed on July 31, 2018. The gross cash proceeds received from the Asset Buyer and certain affiliates of the Asset Buyer in connection with the Asset Sale Transaction were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, as described in greater detail in the Asset Purchase Agreement. Adjustments to the purchase price included, among other things, approximately $208.8 million of principal payments and prepayments, sales proceeds and distributions related to the investment portfolio that were received and retained by us between December 31, 2017 and the closing of the Asset Sale Transaction, offset by approximately $29.5 million of loans and equity investments originated between December 31, 2017 and the closing of the Asset Sale Transaction.
In connection with the closing of the Asset Sale Transaction, we caused notices to be issued to the holders of our December 2022 Notes and March 2022 Notes regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. The December 2022 Notes and the March 2022 Notes were redeemed at 100% of their principal amount ($25.00 per Note), plus the accrued and unpaid interest thereon from June 15, 2018 to, but excluding, August 30, 2018. In furtherance of the redemption, on July 31, 2018, we irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes, funds in trust for the purposes of redeeming all of the issued and outstanding December 2022 Notes and March 2022 Notes and paying all sums due and payable under the indenture and supplements thereto. As a result, our obligations under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes were satisfied and discharged as of July 31, 2018, except with respect to those obligations that the indenture expressly provides shall survive the satisfaction and discharge of the indenture. In addition, in connection with the closing of the Asset Sale Transaction, we terminated our senior secured credit facility entered into in May 2015 (and subsequently amended in May 2017), or the May 2017 Credit Facility.
Our wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP, or Triangle SBIC, Triangle Mezzanine Fund II LP, or Triangle SBIC II, and Triangle Mezzanine Fund III LP, or Triangle SBIC III, are specialty finance limited partnerships that were formed to make investments primarily in lower middle market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies, or SBICs, under the authority of the United States Small Business Administration, or SBA. In connection with the closing of the Asset Sale Transaction, we repaid all of our outstanding SBA-guaranteed debentures and delivered necessary materials to the SBA to surrender the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III.
The Externalization Transaction closed on August 2, 2018. Effective as of the Externalization Closing, we changed our name from Triangle Capital Corporation to Barings BDC, Inc. and on August 3, 2018 began trading on the New York Stock Exchange, or NYSE, under the symbol "BBDC."
In connection with the closing of the Externalization Transaction, we entered into an investment advisory agreement, or the Advisory Agreement, and an administration agreement, or the Administration Agreement, with Barings, pursuant to which Barings serves as our investment adviser and administrator and manages our investment portfolio which initially consisted primarily of the cash proceeds received in connection with the Asset Sale. On August 2, 2018, we issued 8,529,917 shares of Common Stock to Barings at a price of $11.723443 per share, or an aggregate of $100.0 million in cash.
Furthermore, on August 7, 2018, we launched a $50.0 million issuer tender offer, or the Tender Offer. Pursuant to the Tender Offer, we purchased 4,901,961 shares of our common stock at a purchase price of $10.20 per share, for an aggregate cost of approximately $50.0 million, excluding fees and expenses relating to the Tender Offer. The shares of common stock purchased in the Tender Offer represented approximately 8.7% of the our issued and outstanding shares as of September 6, 2018.
On September 24, 2018, or the Effective Date, Barings entered into a Rule 10b5-1 Purchase Plan, or the 10b5-1 Plan, that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act. Pursuant to the 10b5-1 Plan, an independent broker makes purchases of shares of our common stock, on the open market on behalf of Barings in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with Barings obligation under the Externalization Agreement to enter into a trading plan pursuant to which Barings commits to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan is $50.0 million. The 10b5-1 Plan commenced on the Effective Date and will terminate upon the earliest to occur of (i) two years following the Effective Date (tolled for periods during which the 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all Shares purchased under the 10b5-1 Plan equals $50.0 million and (iii) the occurrence of certain other events described in the 10b5-1 Plan. As of September 30, 2018, Barings owned 8,857,581 shares of our common stock, or 17.3% of the total shares outstanding.
As previously disclosed in our definitive proxy statement relating to the Transactions, filed with the SEC on June 1, 2018, and any supplements thereto, collectively referred to as the Proxy Statement, all of the existing officers and directors resigned effective as of the closing of the Externalization Transaction. In addition, our Board of Directors approved the election of, effective from and after the closing of the Externalization Transaction, directors identified by Barings and the appointment of each such director to a director class selected by Barings, as disclosed in the Proxy Statement. Our Board of Directors has also appointed new officers of the Company as identified by Barings, effective from and after the closing of the Externalization Transaction. Refer to the Proxy Statement for more information.

Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. From 2007 through the date of the Externalization Transaction, we were internally managed by our executive officers under the supervision of our Board of Directors, or the Board. During this period, we did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. On August 2, 2018, we entered into the Advisory Agreement and became an externally-managed BDC managed by Barings. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. Under the terms of the Advisory Agreement, the fees paid to Barings for managing our affairs will be determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the 1940 Act.
Prior to the Transactions, our business was to provide capital to lower middle market companies located primarily in the United States. We focused on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company had annual revenues between $20.0 million and $300.0 million and annual earnings before interest, taxes, depreciation and amortization, or EBITDA, between $5.0 million and $75.0 million. We invested primarily in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, we generally invested in one or more equity instruments of the borrower, such as direct preferred or common equity interests. Our investments generally ranged from $5.0 million to $50.0 million per portfolio company.
Beginning August 2, 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Over time, Barings expects to transition our portfolio to senior secured private debt investments in performing, well-established middle market businesses that operate across a wide range of industries. Barings’ existing SEC exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017, permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to implement its senior secured private debt investment strategy for us on an accelerated timeline.
Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experienced managing levered vehicles, both public and private, and will seek to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our syndicated senior secured loans generally bear interest between LIBOR plus 300 basis points and LIBOR plus 400 points. As we transition to senior secured private debt investments, they will generally have terms of between five and seven years. Our senior secured private debt investments generally will bear interest between LIBOR plus 450 basis points and LIBOR plus 650 basis points per annum. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term.
As of September 30, 2018 the weighted average yield on our syndicated senior secured loan portfolio and our middle market senior secured private debt portfolio was approximately 5.4% and 7.2%, respectively, or 5.6% on an aggregate basis. The weighted-average yield on all of our outstanding investments (including equity and equity-linked investments) was approximately 5.6% as of September 30, 2018. As of December 31, 2017, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 11.0%, The weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 9.6% as of December 31, 2017. The weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 8.5% as of December 31, 2017.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers

Act of 1940. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors, or the Board, Barings’ Global Private Finance Group, or BGPF, manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings' $220 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
Among other things, Barings (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by us; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
Under the terms of the Administration Agreement, Barings has agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings will also, on our behalf and subject to the Board’s approval, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are now permitted under the 1940 Act to incur indebtedness at a level which more consistent with a portfolio of senior secured debt.
Portfolio Investment Composition
The total value of our investment portfolio was $1,081.2 million as of September 30, 2018, as compared to $1,016.3 million as of December 31, 2017. As of September 30, 2018, we had investments in 129 portfolio companies and two money market funds with an aggregate cost of $1,078.0 million. As of December 31, 2017, we had investments in 89 portfolio companies with an aggregate cost of $1,121.6 million. As of both September 30, 2018 and December 31, 2017, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2018 and December 31, 2017, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2018:
Senior debt and 1st lien notes	$1,025,526,838	95%	$1,025,784,200	95%
Equity shares(1)	7,481,210	1	10,405,505	1
Short-term investments	45,000,000	4	45,000,000	4
	$1,078,008,048	100%	$1,081,189,705	100%
December 31, 2017:
Subordinated debt and 2nd lien notes	$710,543,854	63%	$589,548,358	58%
Senior debt and 1st lien notes	275,088,787	25	262,803,297	26
Equity shares	134,301,587	12	162,543,691	16
Equity warrants	1,691,617	—	1,389,000	—
	$1,121,625,845	100%	$1,016,284,346	100%

(1)	Includes three equity investments with an aggregate fair value of approximately $10.0 million that are subject to a participation agreement with the Asset Buyer.

Investment Activity
During the nine months ended September 30, 2018, subsequent to the Transactions, we purchased $1,227.9 million in syndicated senior secured loans, and made new investments in six middle market portfolio companies totaling $75.3 million, consisting of senior secured private debt and one minority equity instrument. In addition, we invested $45.0 million, net, in money market fund investments during the nine months ended September 30, 2018, subsequent to the Transactions.
In addition, during the nine months ended September 30, 2018, subsequent to the Transactions, we received $1.4 million of principal payments and sold $275.6 million of syndicated senior secured loans and recognized a gain on the sales of $0.6 million. As previously disclosed, as part of the Asset Sale Transaction we received gross cash proceeds from the Asset Buyer and certain affiliates of the Asset Buyer of approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, as described in greater detail in the Asset Purchase Agreement. We recognized a realized loss on the Asset Sale Transaction of approximately $119.6 million and a realized loss on the repayments and sales that occurred between December 31, 2017 and the closing of the Asset Sale Transaction of approximately $43.8 million.
During the nine months ended September 30, 2017, we made 22 new investments totaling $328.2 million, debt investments in 17 existing portfolio companies totaling $58.9 million and equity investments in 11 existing portfolio companies totaling $4.4 million. We had 14 portfolio company loans repaid at par totaling $185.3 million and received normal principal repayments and partial loan prepayments totaling $18.9 million in the nine months ended September 30, 2017. We converted a portion of a subordinated debt investment in one portfolio company into an equity investment and recognized a realized loss on such conversion totaling $0.3 million. We wrote off equity investments in seven portfolio companies and recognized realized losses on the write-offs of $14.0 million and wrote off debt investments in four portfolio companies and recognized realized losses on the write-offs of $22.5 million. In addition, we received proceeds related to the sales of certain equity securities totaling $27.5 million and recognized net realized gains on such sales totaling $19.8 million in the nine months ended September 30, 2017.
Total portfolio investment activity for the nine months ended September 30, 2018 and 2017 was as follows:

Nine Months Ended September 30, 2018:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Short-term Investments	Total
Fair value, beginning of period	$589,548,358	$262,803,297	$162,543,691	$1,389,000	$—	$1,016,284,346
New investments	7,853,827	1,323,134,533	2,932,105	—	730,233,448	2,064,153,913
Reclassifications	(8,617,000)	8,617,000	—	—	—	—
Proceeds from sales of investments	—	(275,613,839)	(35,884,390)	(708)	(685,233,448)	(996,732,385)
Proceeds from sale of portfolio to Asset Buyer	(418,521,991)	(234,603,624)	(121,970,155)	(1,202,274)	—	(776,298,044)
Loan origination fees received	—	(1,212,914)	—	—	—	(1,212,914)
Principal repayments received	(143,419,588)	(30,436,124)	—	—	—	(173,855,712)
PIK interest earned	3,517,139	259,414	—	—	—	3,776,553
PIK interest payments received	(2,494,389)	(1,403,097)	—	—	—	(3,897,486)
Accretion of loan discounts	14,188	23,298	—	—	—	37,486
Accretion of deferred loan origination revenue	2,690,484	514,843	—	—	—	3,205,327
Realized gain (loss)	(147,889,422)	(42,518,541)	28,102,063	(488,635)	—	(162,794,535)
Unrealized gain (loss)	117,318,394	16,219,954	(25,317,809)	302,617	—	108,523,156
Fair value, end of period	$—	$1,025,784,200	$10,405,505	$—	$45,000,000	$1,081,189,705

Nine Months Ended September 30, 2017:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$690,159,367	$191,643,157	$154,216,657	$1,888,000	$1,037,907,181
New investments	220,193,495	158,635,429	12,673,701	—	391,502,625
Reclassifications	22,558,007	(22,558,007)	—	—	—
Proceeds from sales of investments	—	—	(27,036,478)	(479,408)	(27,515,886)
Loan origination fees received	(3,471,655)	(2,262,235)	—	—	(5,733,890)
Principal repayments received	(163,054,918)	(41,159,263)	—	—	(204,214,181)
PIK interest earned	8,033,507	841,215	—	—	8,874,722
PIK interest payments received	(7,847,417)	(507,979)	—	—	(8,355,396)
Accretion of loan discounts	411,497	54,694	—	—	466,191
Accretion of deferred loan origination revenue	2,798,373	1,064,723	—	—	3,863,096
Realized gain (loss)	(20,656,958)	(2,110,952)	7,721,145	(1,983,692)	(17,030,457)
Unrealized gain (loss)	(60,127,703)	(13,161,602)	(16,454,121)	1,171,100	(88,572,326)
Fair value, end of period	$688,995,595	$270,479,180	$131,120,904	$596,000	$1,091,191,679
Weighted average yield on debt investments at end of period(1)					11.2%
Weighted average yield on total investments at end of period(1)					9.8%
Weighted average yield on total investments at end of period					8.3%

(1)	Excludes non-accrual debt investments
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2018, we had no non-accrual assets. As of December 31, 2017, the fair value of our non-accrual assets was $15.8 million, which comprised 1.6% of the total fair value of our portfolio, and the cost of our non-accrual assets was $120.1 million, which comprised 10.7% of the total cost of our portfolio.
Results of Operations
Comparison of three and nine months ended September 30, 2018 and September 30, 2017
Operating results for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total investment income	12,072,396	29,888,058	63,621,974	91,292,595
Net operating expenses	43,125,702	12,737,141	71,889,233	36,971,283
Net investment income (loss)	(31,053,306)	17,150,917	(8,267,259)	54,321,312
Net realized losses on investments	(117,211,190)	(8,881,050)	(162,794,535)	(17,030,457)
Net unrealized appreciation (depreciation)	57,655,427	(65,765,558)	109,699,682	(89,316,871)
Loss on extinguishment of debt	(10,507,183)	—	(10,507,183)	—
Provision for taxes	(274,132)	(985)	(813,767)	(305,166)
Net decrease in net assets resulting from operations	$(101,390,384)	$(57,496,676)	$(71,601,851)	$(52,331,182)
Net decreases in net assets resulting from operations vary substantially from period to period due to various factors. The net decrease in net assets resulting from operations for the three and nine months ended September 30, 2018 was primarily due to the Transactions. See further discussion regarding the Transactions above in "The Asset Sale and Externalization Transactions" section. As a result, quarterly comparisons of net decreases in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	10,065,666	24,239,937	52,042,978	74,197,681
Dividend income	303,062	194,985	894,556	1,560,462
Fee and other income	377,726	2,691,725	4,935,295	6,238,668
Payment-in-kind interest income	502,947	2,586,138	3,776,554	8,874,722
Interest income from cash and cash equivalents	822,995	175,273	1,972,591	421,062
Total investment income	12,072,396	29,888,058	63,621,974	91,292,595
The decrease in investment income for the three and nine months ended September 30, 2018, was primarily attributable to the Asset Sale Transaction. In addition, subsequent to the Externalization Transaction, our investment portfolio was primarily comprised of syndicated senior secured loans and senior secured private debt investments which are lower yielding debt investments as compared to our investment portfolio as of September 30, 2017. The weighted average yield on our debt investments was 5.6% as of September 30, 2018 as compared to 11.2% (exclusive of non-accrual investments) as of September 30, 2017.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating expenses:
Interest and other financing fees	4,369,994	7,394,241	19,304,877	21,418,371
Base management fees	1,546,675	—	1,546,675	—
Compensation expenses	29,435,834	4,323,708	37,371,342	12,149,527
General and administrative expenses	8,766,516	1,019,192	14,659,656	3,403,385
Total operating expenses	44,119,019	12,737,141	72,882,550	36,971,283
Base management fee waived	(993,317)	—	(993,317)	—
Net operating expenses	43,125,702	12,737,141	71,889,233	36,971,283
Interest and Other Financing Fees
The decrease in interest and other financing fees expense for the three and nine months ended September 30, 2018 was primarily attributable to the repayment of our SBA-guaranteed debentures, the repayment of our May 2017 Credit Facility and the redemption of both the March 2022 Notes and the December 2022 Notes, partially offset by interest and fees incurred related to borrowings under our credit facility entered into in August 2018, or the August 2018 Credit Facility.
Base Management Fees
Under the Advisory Agreement, we pay Barings a base management fee, or the Base Management Fee, quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. Prior to the Externalization Transaction we were an internally-managed BDC and did not pay any base management fees. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Advisory Agreement.
For the three and nine months ended September 30, 2018, the amount of Base Management Fee determined in accordance with the Advisory Agreement was approximately $1.5 million. This fee was calculated based on the average of our gross assets, excluding cash and cash equivalents, as of March 31, 2018 and June 30, 2018, which were periods prior to the consummation of the Transactions and the date that Barings became our investment adviser. In light of this fact, Barings voluntarily waived approximately $1.0 million of the Base Management Fee for the three and nine months ended September 30, 2018. The net Base Management Fee for the three and nine months ended September 30, 2018 of approximately $0.5 million was calculated based on the average gross assets, as of August 2, 2018 and September 30, 2018, excluding (i) cash and cash equivalents, (ii) short-term investments, (iii) unsettled purchased investments and (iv) assets subject to participation agreements.
Compensation Expenses
Prior to the Transactions, compensation expenses were primarily influenced by headcount and levels of business activity. Our compensation expenses included salaries, discretionary compensation, equity-based compensation and benefits.

Discretionary compensation was significantly impacted by our level of total investment income, our investment results, including investment realizations, prevailing labor markets and the external environment.
The increase in compensation expenses for the three and nine months ended September 30, 2018 related predominantly to the Transactions, and the subsequent change of control and related termination of our employees. In the three and nine months ended September 30, 2018, we recognized approximately $27.6 million in one-time compensation expenses associated with the Transaction which included severance expenses, pro-rata incentive compensation, transaction-related bonuses, expenses related to the acceleration of vesting of restricted stock grants and deferred compensation grants, and other expenses associated with the obligations under our existing severance agreements and severance policy.
General and Administrative Expenses
The increase in general and administrative expenses for the three and nine months ended September 30, 2018 was primarily related to transaction advisory fees, increased legal expenses and other direct costs associated with the Transactions. These direct costs related to the transaction totaled approximately $8.4 million and $11.8 million, respectively, for the three and nine months ended September 30, 2018. See further discussion regarding the Transactions above under "The Asset Sale and Externalization Transactions."
On August 2, 2018, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We are required to reimburse Barings for the costs and expenses incurred by Barings in performing its obligations and providing personnel and facilities under the Administration Agreement. Prior to the Externalization Transaction we operated as an internally-managed BDC and incurred these expenses directly. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Administration Agreement.
Net Realized Losses
The net realized losses during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Non-Control / Non-Affiliate investments	(92,881,851)	4,066,263	(134,191,161)	(3,036,048)
Affiliate investments	7,586,818	(4,443,680)	9,939,330	(999,336)
Control investments	(31,916,157)	(8,503,633)	(38,542,704)	(12,995,073)
Net realized losses on investments	(117,211,190)	(8,881,050)	(162,794,535)	(17,030,457)
Foreign currency borrowings	—	—	1,081,211	—
Net realized losses	(117,211,190)	(8,881,050)	(161,713,324)	(17,030,457)
In the three months ended September 30, 2018, we recognized realized losses totaling $117.2 million, which consisted primarily of a net loss on the Asset Sale Transaction of approximately $119.6 million, partially offset by a net gain on the repayments and sales that occurred between June 30, 2018 and the closing of the Asset Sale Transaction of approximately $1.8 million and net gains on our syndicated senior secured loan portfolio of $0.6 million.
In the nine months ended September 30, 2018, we recognized realized losses totaling $161.7 million, which consisted primarily of a net loss on the Asset Sale Transaction of approximately $119.6 million and a net loss on the repayments, sales and write-offs that occurred between December 31, 2017 and the closing of the Asset Sale Transaction of approximately $43.8 million. These net losses were partially offset by net gains on the syndicated senior secured loan portfolio of $0.6 million and a gain on foreign currency borrowings of $1.1 million.
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

Net Unrealized Appreciation and Depreciation
The net unrealized appreciation and depreciation during the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Non-Control / Non-Affiliate investments	50,825,657	(64,601,974)	82,978,562	(70,083,204)
Affiliate investments	(15,887,729)	(2,313,261)	3,197,568	(11,651,017)
Control investments	22,717,499	2,047,411	24,387,532	(5,981,149)
Net unrealized appreciation (depreciation) on investments	57,655,427	(64,867,824)	110,563,662	(87,715,370)
Foreign currency borrowings	—	(897,734)	(863,980)	(1,601,501)
Net unrealized appreciation (depreciation)	57,655,427	(65,765,558)	109,699,682	(89,316,871)
During the three months ended September 30, 2018, we recorded net unrealized appreciation totaling $57.7 million consisting of net unrealized appreciation on our current portfolio of $0.3 million and net unrealized appreciation reclassification adjustments of $57.4 million primarily attributable to the Asset Sale Transaction. During the nine months ended September 30, 2018, we recorded net unrealized appreciation totaling $109.7 million consisting of net unrealized depreciation on our current portfolio of $1.0 million and net unrealized appreciation reclassification adjustments of $110.7 million related to realized gains and losses recognized during the period, including those attributable to the Asset Sale Transaction.
During the three months ended September 30, 2017, we recorded net unrealized depreciation totaling $65.8 million, consisting of net unrealized depreciation on our current portfolio of $74.5 million and net unrealized appreciation reclassification adjustments of $8.8 million related to realized gains and losses recognized during the period. During the nine months ended September 30, 2017, we recorded net unrealized depreciation totaling $89.3 million consisting of net unrealized depreciation on our current portfolio of $108.0 million and net unrealized appreciation reclassification adjustments of $18.7 million related to realized gains and losses recognized during the period.

Supplemental Financial Information
We report our financial results in accordance with U.S. GAAP. On a supplemental basis, the information in the table below presents our results of operations for the three months ended September 30, 2018 for (i) the period from July 1, 2018 through August 2, 2018, the date of the Externalization Transaction, and (ii) for the period from August 3, 2018 through September 30, 2018.

	July 1, 2018 through August 2, 2018	August 3, 2018 through September 30, 2018	Three Months Ended September 30, 2018(1)
Investment income:
Interest income	$6,189,301	$3,876,365	$10,065,666
Dividend income	102,285	200,777	303,062
Fee and other income	369,063	8,663	377,726
Payment-in-kind interest income	502,947	—	502,947
Interest income from cash and cash equivalents	501,067	321,928	822,995
Total investment income	7,664,663	4,407,733	12,072,396
Operating expenses:
Interest and other financing fees	4,209,497	160,497	4,369,994
Base management fee	—	1,546,675	1,546,675
Compensation expenses	29,347,295	88,539	29,435,834
General and administrative expenses	8,440,037	326,479	8,766,516
Total operating expenses	41,996,829	2,122,190	44,119,019
Base management fee waived	—	(993,317)	(993,317)
Net operating expenses	41,996,829	1,128,873	43,125,702
Net investment income (loss)	(34,332,166)	3,278,860	(31,053,306)
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses)	(117,786,345)	575,155	(117,211,190)
Net unrealized appreciation	57,398,065	257,362	57,655,427
Net realized and unrealized gains (losses)	(60,388,280)	832,517	(59,555,763)
Loss on extinguishment of debt	(10,507,183)	—	(10,507,183)
Provision for taxes	(73,355)	(200,777)	(274,132)
Net increase (decrease) in net assets resulting from operations	$(105,300,984)	$3,910,600	$(101,390,384)
Net investment income (loss) per share—basic and diluted	$(0.71)	$0.06	$(0.59)
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$(2.19)	$0.07	$(1.94)
Weighted average shares outstanding—basic and diluted	$48,026,804	$54,690,511	$52,300,269
(1) Amounts from our Unaudited Consolidated Statement of Operations for the three months ended September 30, 2018, representing the sums of the amounts for (i) the period from July 1, 2018 through August 2, 2018 and (ii) the period from August 3, 2018 through September 30, 2018, excluding per share amounts and weighted average shares outstanding.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our short-term investments, sales of our syndicated senior secured loans, our available borrowing capacity under the August 2018 Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
For the nine months ended September 30, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $75.2 million. During that period, our operating activities provided $260.4 million in cash, consisting primarily of the sale of our investment portfolio to the Asset Buyer for $793.3 million, proceeds from sales of investments totaling $314.1 million and the sales of short-term investments of $685.2 million, partially offset by purchases of portfolio investments of $789.7 million and purchases of short-term investments of $730.2 million. In addition, our financing activities used $335.6 million of cash, consisting primarily of repayment of SBA-guaranteed debentures of $250.0 million, redemption of the Notes for $166.8 million, repayments under the May 2017 Credit Facility of $160.0 million, purchases of shares in the Tender Offer and related expenses of $50.8 million and cash dividends paid in the amount of $15.9 million, partially offset by borrowings under the May 2017 Credit Facility and the August 2018 Credit Facility of $214.1 million and net proceeds from the issuance of common stock to Barings of $99.8 million. As of September 30, 2018, we had $116.7 million of cash and cash equivalents on hand.
For the nine months ended September 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $26.1 million. During that period, our operating activities used $102.2 million in cash, consisting primarily of new portfolio investments of $391.5 million, partially offset by repayments received from portfolio companies and proceeds from sales of portfolio investments of approximately $231.7 million. In addition, our financing activities increased cash by $76.2 million, consisting primarily of proceeds from our public stock offering of $132.0 million and net borrowings under the May 2017 Credit Facility of $12.5 million, partially offset by cash dividends paid in the amount of $62.7 million. As of September 30, 2017, we had $81.0 million of cash and cash equivalents on hand.
Financing Transactions
In connection with the Asset Sale Transaction, we repaid all of our outstanding SBA-guaranteed debentures and delivered necessary materials to the SBA to surrender the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III. Upon the repayment of the SBA-guaranteed debentures, we recognized a loss on the extinguishment of debt of $3.0 million.
In connection with the closing of the Asset Sale Transaction, we terminated the May 2017 Credit Facility, which resulted in a loss on the extinguishment of debt of $4.1 million.
In October 2012, we issued $70.0 million in aggregate principal amount of the December 2022 Notes, and in November 2012, we issued $10.5 million of December 2022 Notes pursuant to the exercise of an over-allotment option. In connection with the closing of the Asset Sale Transaction, we caused notices to be issued to the holders of the December 2022 Notes regarding the redemption of the December 2022 Notes. The December 2022 Notes were redeemed in full on September 1, 2018 for a total redemption price of $80.5 million, which resulted in a loss on the extinguishment of debt of $1.4 million. Prior to the redemption, the December 2022 Notes bore interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning December 15, 2012.
In February 2015, we issued $86.3 million in aggregate principal amount of the March 2022 Notes. The net proceeds from the sale of the March 2022 Notes, after underwriting discounts and offering expenses, were $83.4 million. In connection with the closing of the Asset Sale Transaction, we also caused notices to be issued to the holders of the March 2022 Notes regarding the redemption of all the March 2022 Notes. The March 2022 Notes were redeemed in full on September 1, 2018 for a total redemption price of $86.3 million, which resulted in a loss on the extinguishment of debt of $1.5 million. Prior to the redemption, the March 2022 Notes bore interest at a rate of 6.375% per year payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2015.
On July 3, 2018, we formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company, or BSF, the primary purpose of which is to function as the Company's special purpose, bankruptcy-remote, financing subsidiary in connection with the August 2018 Credit Facility. On August 3, 2018, BSF entered into the August 2018 Credit Facility with Bank of America, N.A., as administrative agent, or the Administrative Agent and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018, or the Security Agreement pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments, or the Pledged Property. In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property will be held in the custody of State Street Bank and Trust Company, as collateral administrator, or the Collateral Administrator. The Collateral Administrator will maintain and perform certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator will only be authorized to make distributions and payments from Pledged Property based on the written instructions of the Administrative Agent.
The August 2018 Credit Facility provides for borrowings in an aggregate amount up to $750,000,000, including up to $250,000,000 borrowed under the Class A Loan Commitments and up to $500,000,000 borrowed under the Class A-1 Loan Commitments. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF will be required to pay commitment fees on the unused portion of the August 2018 Credit Facility, but the fees are waived for the period through but excluding the 90th day after the closing date. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility upon payment of a commitment reduction fee (such fee applicable only during the first six months of the August 2018 Credit Facility).
Any amounts borrowed under the Class A Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2019, or upon earlier termination of the August 2018 Credit Facility. Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2020, or upon earlier termination of the August 2018 Credit Facility.
Borrowings under the August 2018 Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced by the lenders to BSF will vary depending upon the types of assets in BSF’s portfolio. Assets must meet certain criteria to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations, investment type and credit ratings.
Under the August 2018 Credit Facility, BSF has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for credit facilities of this nature. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within two business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by BSF of certain ineligible assets; (d) the insolvency or bankruptcy of BSF and (e) the decline of BSF’s net asset value below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate. As of September 30, 2018, BSF was in compliance with all covenants of the August 2018 Credit Facility.
Borrowings of BSF will be considered borrowings by Barings BDC, Inc. for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of BSF under the August 2018 Credit Facility are non-recourse to Barings BDC, Inc.
As of September 30, 2018, BSF had borrowings of $210.0 million outstanding under the August 2018 Credit Facility. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2018, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $210.0 million.
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
Recent Developments
On October 11, 2018, our Board declared a quarterly distribution of $0.10 per share payable on December 21, 2018 to holders of record as of December 14, 2018.
Subsequent to September 30, 2018, we made approximately $79.9 million of new middle market private debt and equity commitments, of which approximately $72.0 million closed. The $72.0 million of middle market investments consist of approximately 89% of first lien senior secured debt and approximately 11% of second lien senior secured debt. The weighted average yield of the closed originations was 8.9%.
Critical Accounting Policies and Use of Estimates
The preparation of our unaudited financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Our current valuation policy and processes were established by Barings with the assistance of certain third-party advisers and were approved by the Board.
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
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, we determine the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, we assess the appropriateness of the use of these third-party quotes in determining fair value based on (i) our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.

There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Investment Valuation Process Prior to the Transactions
Prior to the Transactions, our valuation process was led by our executive officers. The valuation process began with a quarterly review of each investment in our investment portfolio by our executive officers and our investment committee. Valuations of each portfolio security were then prepared by our investment professionals, who had direct responsibility for the origination, management and monitoring of each investment. Each investment valuation was subject to (i) a review by the lead investment officer responsible for the portfolio company investment and (ii) a peer review by a second investment officer or executive officer. Generally, any investment that was valued below cost was subjected to review by one of our executive officers. After the peer review was complete, we engaged two independent valuation firms, collectively referred to as the Valuation Firms, to provide third-party reviews of certain investments, as described further below. Finally, the Board had the responsibility for reviewing and approving, in good faith, the fair value of our investments in accordance with the 1940 Act.
The Valuation Firms provided third-party valuation consulting services to us which consisted of certain limited procedures that we identified and requested the Valuation Firms to perform, which we refer to herein as the Procedures. The Procedures were performed with respect to each portfolio company at least once in every calendar year and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures were generally performed with respect to a portfolio company when there was a significant change in the fair value of the investment. In certain instances, we determined that it was not cost-effective, and as a result was not in our stockholders’ best interest, to request the Valuation Firms to perform the Procedures on one or more portfolio companies. Such instances included, but were not limited to, situations where the fair value of the investment in the portfolio company was determined to be insignificant relative to the total investment portfolio.
The total number of investments and the percentage of our investment portfolio on which the Procedures were performed, prior to the Transactions, are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2017	18	30%
June 30, 2017	20	29%
September 30, 2017	22	25%
December 31, 2017	21	35%
March 31, 2018	14	24%
June 30, 2018	23	47%

(1)	Exclusive of the fair value of new investments made during the quarter.
Prior to the Transactions, the securities in which we invested were generally only purchased and sold in merger and acquisition transactions, in which case the entire portfolio company was sold to a third-party purchaser. As a result, unless we had the ability to control such a transaction, the assumed principal market for our securities was a hypothetical secondary market. The Level 3 inputs to our valuation process reflect management’s best estimate of the assumptions that would be used by market participants in pricing the investment in a transaction in a hypothetical secondary market.

Investment Valuation Process Subsequent to the Transactions
Barings has established a Pricing Committee that is responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses internal pricing models, in accordance with internal pricing procedures established by the Pricing Committee, to price an asset in the event an acceptable price cannot be obtained from an approved external source.
Barings reviews its valuation methodologies on an ongoing basis and updates are made accordingly to meet changes in the marketplace. Barings has established internal controls to ensure our validation process is operating in an effective manner. Barings (1) maintains valuation and pricing procedures that describe the specific methodology used for valuation and (2) approves and documents exceptions and overrides of valuations. In addition, the Pricing Committee performs an annual review of valuation methodologies.
Our money market fund investments are generally valued using Level 1 inputs and our syndicated senior secured loans are generally valued using Level 2 inputs. Our senior secured private middle market debt investments will generally be valued using Level 3 inputs. We expect to engage an independent valuation firm starting in the fourth quarter of 2018 to perform certain limited procedures that the Board will identify and request them to perform in connection with the valuation process. The Board is ultimately responsible for determining the fair value of our investments in good faith.
Investment Valuation Inputs and Techniques
Currently, our valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
We determine the estimated fair value of our loans and investments using primarily an income approach. Generally, a vendor is the preferred source of pricing a loan, however, to the extent the vendor price is unavailable or not relevant and reliable, we will generally use broker quotes. We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security.
Enterprise Value Waterfall Approach
In valuing equity securities, we estimate fair value using an "Enterprise Value Waterfall" valuation model. We estimate the enterprise value of a portfolio company and then allocate the enterprise value to the portfolio company’s securities in order of their relative liquidation preference. In addition, the model assumes that any outstanding debt or other securities that are senior to our equity securities are required to be repaid at par. Generally, the waterfall proceeds flow from senior debt tranches of the capital structure to junior and subordinated debt, followed by each class or preferred stock and finally the common stock. Additionally, we may estimate the fair value of a debt security using the Enterprise Value Waterfall approach when we do not expect to receive full repayment.
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
Income Approach
Prior to the Externalization Transaction, in valuing debt securities, we utilized an "Income Approach" model that considered factors including, but not limited to, (i) the stated yield on the debt security, (ii) the portfolio company’s current Adjusted EBITDA as compared to the portfolio company’s historical or projected Adjusted EBITDA as of the date the investment was made and the portfolio company’s anticipated Adjusted EBITDA for the next twelve months of operations, (iii) the portfolio company’s current Leverage Ratio (defined as the portfolio company’s total indebtedness divided by Adjusted EBITDA) as compared to its Leverage Ratio as of the date the investment was made, (iv) publicly available information regarding current pricing and credit metrics for similar proposed and executed investment transactions of private companies and (v) when management believes a relevant comparison exists, current pricing and credit metrics for similar proposed and executed investment transactions of publicly traded debt. In addition, we used a risk rating system to estimate the probability of default on the debt securities and the probability of loss if there is a default. This risk rating system covered both qualitative and quantitative aspects of the business and the securities held.
We considered the factors above, particularly any significant changes in the portfolio company’s results of operations and leverage, and developed an expectation of the yield that a hypothetical market participant would require when purchasing the debt investment, which we refer to herein as the Required Rate of Return. The Required Rate of Return, along with the Leverage Ratio and Adjusted EBITDA, were the significant Level 3 inputs to the Income Approach model. For investments where the Leverage Ratio and Adjusted EBITDA had not fluctuated significantly from the date the investment was made or had not fluctuated significantly from management’s expectations as of the date the investment was made, and where there had been no significant fluctuations in the market pricing for such investments, we may have concluded that the Required Rate of Return was equal to the stated rate on the investment and therefore, the debt security was appropriately priced. In instances where we determined that the Required Rate of Return was different from the stated rate on the investment, we discounted the contractual cash flows on the debt instrument using the Required Rate of Return in order to estimate the fair value of the debt security.
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

Subsequent to the Transactions, we utilize a similar Income Approach model in valuing our private debt investment portfolio, which consists of middle market senior secured loans with floating reference rates. As vendor and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of a performing credit index as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. The implied yield used within the model is considered a significant unobservable input. As such, these assets are generally classified within Level 3. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
Market Approach
We value our syndicated senior secured loans using values provided by independent pricing services that have been approved by the Barings' Pricing Committee. The prices received from these pricing service providers are based on yields or prices of securities of comparable quality, type, coupon and maturity and/or indications as to value from dealers and exchanges. We seek to obtain two prices from the pricing services with one price representing the primary source and the other representing an independent control valuation. We evaluate the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, we perform due diligence procedures surrounding pricing vendors to understand their methodology and controls to support their use in the valuation process.
Revenue Recognition
Interest and Dividend Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The cessation of recognition of such interest will negatively impact the reported fair value of the investment. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.
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
Payment-in-Kind (PIK) Interest Income
As of September 30, 2018 we did not hold, but may hold in the future, loans that contained PIK interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2018 and December 31, 2017 were as follows:

Portfolio Company	Investment Type	September 30, 2018	December 31, 2017
Deva Holdings, Inc.	Revolver	$—	$2,500,000
DLC Acquisition, LLC	Revolver	—	1,800,000
Frank Entertainment Group, LLC	Delayed Draw Senior	—	130,212
Frank Entertainment Group, LLC	Delayed Draw Second Lien	—	303,827
HKW Capital Partners IV, L.P.	Private Equity	—	214,823
ICP Industries Inc.	Delayed Draw Term Loan	—	5,000,000
JS Held, LLC	Delayed Draw Term Loan	2,275,039	—
Lakeview Health Acquisition Company	Revolver	—	1,387,367
Micross Solutions, LLC	Delayed Draw Term Loan	—	3,000,000
Nautic Partners VII, LP	Private Equity	—	509,080
Orchid Underwriters Agency, LLC	Delayed Draw Term Loan	—	649,143
Schweiger Dermatology Group, LLC	Delayed Draw Term Loan	—	4,500,000
SCUF Gaming, Inc.	Revolver	—	2,000,000
Smile Brands, Inc.	Equity Investment	—	1,000,000
Smile Brands, Inc.	Delayed Draw Term Loan	—	18,826,531
SPC Partners V, LP	Private Equity	—	185,297
SPC Partners VI, LP	Private Equity	—	2,792,172
Tate's Bake Shop	Revolver	—	550,000
TGaS Advisors, LLC	Revolver	—	2,000,000
Transportation Insight, LLC	Delayed Draw Term Loan	9,194,887	—
Vinvention Capital Partners TE LP (F/K/A Nomacorc, LLC) (1)	Equity Investment	627,510	838,813
Total unused commitments to extend financing		$12,097,436	$48,187,265

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the our current investments in the portfolio company are carried at less than cost. Our estimate of the fair value of the current investments in this portfolio company includes an analysis of the value of any unfunded commitments.

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is also affected by fluctuations in various interest rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2018, we were not a party to any hedging arrangements.
As of September 30, 2018, all of our debt portfolio investments (principal amount of approximately $1,072.2 million as of September 30, 2018) bore interest at variable rates, which generally are LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $21.4 million on an annual basis.
All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF will be required to pay commitment fees on the unused portion of the August 2018 Credit Facility, but the fees are waived for the period through but excluding the ninetieth day after the closing date. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility upon payment of a commitment reduction fee (such fee applicable only during the first six months of the August 2018 Credit Facility).
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

Changes in Internal Control Over Financial Reporting
On August 2, 2018, we entered into the Advisory Agreement and became an externally-managed BDC managed by Barings, our Adviser. In connection with the Externalization Transaction, we terminated the employment of substantially all of our existing employees and began operating under operational policies and procedures established by Barings. We historically relied on our employees for all of our business functions, including investment origination, monitoring, portfolio servicing, accounting and management functions, all of which are are now performed by Barings. Certain former employees of Triangle Capital Corporation who historically had significant roles with respect to our internal control over financial reporting were hired by Barings and are currently employed by Barings in order to provide continuing services to us, including services related to our internal control over financial reporting. We consider the changes described above to be material changes in our internal control over financial reporting.
Other than as described above, there were no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our former executive officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Southern District of New York (and then transferred to the United States District Court for the Eastern District of North Carolina) on behalf of all persons who purchased or otherwise acquired our common stock between May 7, 2014 and November 1, 2017. The first lawsuit was filed on November 21, 2017, and was captioned Elias Dagher, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00015-FL (the "Dagher Action"). The second lawsuit was filed on November 28, 2017, and was captioned Gary W. Holden, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00010-FL (the "Holden Action"). The Dagher Action and the Holden Action were consolidated and are currently captioned In re Triangle Capital Corp. Securities Litigation, Master File No. 5:18-cv-00010-FL.
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
We and certain current and former members of our Board of Directors have been named as defendants in three other putative securities class action lawsuits challenging our June 1, 2018 proxy statement seeking shareholder approval of the Asset Purchase Agreement and the Externalization Agreement. The first lawsuit was filed on July 6, 2018 in the United States District Court for the Eastern District of North Carolina, and is captioned Carlson, et al. v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00332-FL (the "Carlson Action"). The second lawsuit was filed on July 9, 2018 in the United States District Court for the District of Maryland, and is captioned Hammer, et al. v. Triangle Capital Corporation, et al., Case No. 1:18-cv-02086-RDB (the "Hammer Action"). The third lawsuit was filed on July 12, 2018 in the United States District Court for the District of Maryland, and is captioned Kent, et al. v. Triangle Capital Corporation, et al., Case No. 1:18-cv-0237-ELH (the "Kent Action"). The complaints in the Carlson Action, the Hammer Action, and the Kent Action each allege certain violations of the securities laws, including, among other things, that the defendants made certain material omissions in the proxy statement, and each sought to enjoin the shareholder meeting scheduled for July 24, 2018, among other relief.
On July 11, 2018, the plaintiff in the Carlson Action filed a motion for preliminary injunction seeking to enjoin the July 24, 2018 shareholder vote and to require that certain supplemental disclosures be made. On July 16, 2018, the court denied the plaintiff’s motion for preliminary injunction. The Kent Action was voluntarily dismissed on September 20, 2018. The Carlson Action was voluntarily dismissed on October 22, 2018. The time for the defendants to respond to the complaint in the Hammer Action has not yet expired.
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
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 28, 2018, and in "Part II. Item 1A. Risk Factors" in our quarterly reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, filed with the SEC on May 2, 2018 and August 1, 2018, respectively, which could materially affect our business, financial condition or operating results.

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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of September 30, 2018 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of September 30, 2018, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of September 30, 2018(1)	(25.8)%	(14.5)%	(3.2)%	8%	19.3%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(37.0)%	(21.9)%	(6.8)%	8.3%	23.4%

(1)
Assumes $1.4 billion in total assets, $581.4 million in debt outstanding and $611.0 million in net assets, and an average cost of funds of 3.4%, which is our weighted average borrowing cost as of September 30, 2018. The assumed amount of debt outstanding for this example includes $210.0 million of outstanding borrowings under the August 2018 Credit Facility as of September 30, 2018 and assumed additional borrowings of $371.4 million to settle our net payable from unsettled transactions as of September 30, 2018.

(2)
Assumes $1.8 billion in total assets, $1,222.0 million in debt outstanding and $611.0 million in net assets as of September 30, 2018, and an average cost of funds of 3.4%, which would be our weighted average borrowing cost assuming 150% asset coverage as of September 30, 2018.

Based on our outstanding indebtedness of $210.0 million as of September 30, 2018, assumed additional borrowings of $371.4 million to settle our net payable from unsettled transactions as of September 30, 2018 and an average cost of funds of 3.4%, which was the effective annualized interest rate of the August 2018 Credit Facility as of that date, our investment portfolio must experience an annual return of at least 1.43% to cover annual interest payments on our outstanding indebtedness.
Based on our outstanding indebtedness of $1,222.0 million on an assumed 150% asset coverage ratio and an average cost of funds of 3.4%, which was the effective annualized interest rate of the August 2018 Credit Facility as of that date, our investment portfolio must experience an annual return of at least 1.74% to cover annual interest payments on our outstanding indebtedness.

In addition to regulatory limitations on our ability to raise capital, the August 2018 Credit Facility contains various covenants, which, if not complied with, could accelerate its repayment obligations under the August 2018 Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
Our wholly-owned subsidiary, BSF, is party to the August 2018 Credit Facility, which provides for a revolving credit line of up to $750.0 million. As of September 30, 2018, BSF had borrowings of $210.0 million outstanding under the August 2018 Credit Facility. Under the August 2018 Credit Facility, BSF is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (i) the failure to make principal payments when due or interest payments within two business days of when due; (ii) borrowings under the credit facility exceeding the applicable advance rates; (iii) the purchase by BSF of certain ineligible assets; (iv) the insolvency or bankruptcy of BSF; and (v) the decline of BSF’s net asset value below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate. BSF’s continued compliance with the covenants under the August 2018 Credit Facility depends on many factors, some of which are beyond our control, and there can be no assurance that BSF will continue to comply with these covenants. BSF’s failure to satisfy these covenants could result in foreclosure by its lenders, which would accelerate BSF’s repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the three months ended September 30, 2018, we issued 8,529,917 shares of the Company's common stock to Barings LLC at a price of $11.723443 per share, or an aggregate of $100.0 million in cash, in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D thereunder.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2018, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 27,642 shares of our common stock for $277,805 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on August 29, 2018. In addition, during the three months ended September 30, 2018, in connection with the Tender Offer to purchase for cash up to $50.0 million in value of shares of our common stock, par value $0.001 per share we accepted for purchase 4,901,961 shares of common stock at a purchase price of $10.20 per share, for an aggregate cost of approximately $50.0 million, excluding fees and expenses relating to the Tender Offer. The following chart summarizes repurchases of our common stock for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2018	—		$—	—		—
August 1 through August 31, 2018	—		$—	—		—
September 1 through September 30, 2018	4,929,603	(1)	$10.20	4,901,961	(2)	—
Total	4,929,603		$10.20	4,901,961		—
(1) 27,642 of these shares were purchased in the open market pursuant to the terms of our Dividend Reinvestment Plan and 4,901,961 of these shares were purchased in connection with the Tender Offer.
(2) These shares were purchased in connection with the Tender Offer.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Number	Exhibit

3.1
Articles of Amendment and Restatement of the Registrant (Filed as Exhibit 3.1to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

3.2
Seventh Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

3.3	Articles Supplementary (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

3.4
Amended and Restated Limited Liability Company Agreement of Barings BDC Senior Funding I, LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018 and incorporated herein by reference).

4.1
Credit Agreement, dated August 3, 2018, among the Company, Bank of America N.A. and Bank of America Merrill Lynch (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018 and incorporated herein by reference).

10.1
Investment Advisory Agreement, dated August 2, 2018 by and between Triangle Capital Corporation and Barings LLC (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

10.2
Administration Agreement, dated August 2, 2018 by and between Triangle Capital Corporation and Barings LLC (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

10.3
Registration Rights Agreement, dated August 2, 2018 by and between Triangle Capital Corporation and Barings LLC (Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

10.4
Master Custodian Agreement, dated August 2, 2018, between the Company and State Street Bank and Trust Company (Filed as Exhibit 10.1 to the the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018 and incorporated herein by reference).

10.5
Security Agreement, dated August 3, 2018, among the Company and Bank of America N.A. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018 and incorporated herein by reference).

10.6
Collateral Administration Agreement, dated August 3, 2018, among the Company, Bank of America N.A. and State Street Bank and Trust Company (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018 and incorporated herein by reference).

10.7
Investment Management Agreement, dated August 3, 2018, between Barings BDC Senior Funding I, LLC and Barings LLC (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018 and incorporated herein by reference).

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

BARINGS BDC, INC.

Date:	November 8, 2018	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2018	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer