Form 10-Q
period 2019-03-31
Barings BDC, Inc.
filed 2019-05-09
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 814-00733
______________________________________________________________________
Barings BDC, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Maryland	06-1798488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 South Tryon Street, Suite 2500 Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (704) 805-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	BBDC	The New York Stock Exchange
________________________________________________________
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on May 9, 2019 was 50,530,208.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,153,635,479 and $1,128,694,715 as of March 31, 2019 and December 31, 2018, respectively)	$1,126,969,755	$1,076,631,804
Short-term investments (cost of $62,414,373 and $45,223,941 as of March 31, 2019 and December 31, 2018, respectively)	62,414,373	45,223,941
Total investments at fair value	1,189,384,128	1,121,855,745
Cash	3,056,609	12,426,982
Interest and fees receivable	5,247,730	6,008,700
Prepaid expenses and other assets	2,885,001	4,123,742
Deferred financing fees	6,472,994	251,908
Receivable from unsettled transactions	4,124,686	22,909,998
Total assets	$1,211,171,148	$1,167,577,075
Liabilities:
Accounts payable and accrued liabilities	$6,039,494	$5,327,249
Interest payable	334,161	749,525
Payable from unsettled transactions	636,179	28,533,014
Borrowings under credit facilities	620,000,000	570,000,000
Total liabilities	627,009,834	604,609,788
Commitments and contingencies (Note 9)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 50,690,659 and 51,284,064 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	50,691	51,284
Additional paid-in capital	879,033,345	884,894,249
Total distributable earnings (loss)	(294,922,722)	(321,978,246)
Total net assets	584,161,314	562,967,287
Total liabilities and net assets	$1,211,171,148	$1,167,577,075
Net asset value per share	$11.52	$10.98

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$17,861,319	$19,006,050
Affiliate investments	—	2,660,187
Control investments	—	275,036
Short-term investments	172,695	—
Total interest income	18,034,014	21,941,273
Dividend income:
Non-Control / Non-Affiliate investments	—	185,712
Affiliate investments	—	4,550
Total dividend income	—	190,262
Fee and other income:
Non-Control / Non-Affiliate investments	301,057	1,293,717
Affiliate investments	—	394,273
Control investments	—	100,000
Total fee and other income	301,057	1,787,990
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	—	1,306,581
Affiliate investments	—	422,140
Total payment-in-kind interest income	—	1,728,721
Interest income from cash	4,687	427,841
Total investment income	18,339,758	26,076,087
Operating expenses:
Interest and other financing fees	5,844,172	7,590,548
Base management fee (Note 2)	2,450,995	—
Compensation expenses	118,444	4,092,852
General and administrative expenses (Note 2)	1,968,860	1,668,509
Total operating expenses	10,382,471	13,351,909
Net investment income	7,957,287	12,724,178
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(129,775)	(11,939,484)
Affiliate investments	—	3,257,198
Control investments	—	4,000
Net realized losses on investments	(129,775)	(8,678,286)
Foreign currency borrowings	—	1,423,126
Net realized losses	(129,775)	(7,255,160)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	25,397,188	9,932,384
Affiliate investments	—	1,455,331
Control investments	—	(1,370,875)
Net unrealized appreciation on investments	25,397,188	10,016,840
Foreign currency borrowings	—	(963,415)
Net unrealized appreciation	25,397,188	9,053,425
Net realized and unrealized appreciation on investments and foreign currency borrowings	25,267,413	1,798,265
Loss on extinguishment of debt	(44,395)	—
Provision for taxes	(17,992)	(50,790)
Net increase in net assets resulting from operations	$33,162,313	$14,471,653
Net investment income per share—basic and diluted	$0.16	$0.27
Net increase in net assets resulting from operations per share—basic and diluted	$0.65	$0.30
Dividends/distributions per share:
Total dividends/distributions per share	$0.12	$0.30
Weighted average shares outstanding—basic and diluted	51,157,646	47,898,859
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2017	47,740,832	$47,741	$823,614,881	$(182,387,248)	$641,275,374
Net investment income	—	—	—	12,724,178	12,724,178
Stock-based compensation	—	—	1,455,543	—	1,455,543
Net realized loss on investments / foreign currency borrowings	—	—	—	(7,255,160)	(7,255,160)
Net unrealized appreciation of investments / foreign currency borrowings	—	—	—	9,053,425	9,053,425
Provision for taxes	—	—	—	(50,790)	(50,790)
Dividends / distributions	—	—	—	(14,407,384)	(14,407,384)
Issuance of restricted stock	409,000	409	(409)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(125,218)	(125)	(1,283,359)	—	(1,283,484)
Balance, March 31, 2018	48,024,614	$48,025	$823,786,656	$(182,322,979)	$641,511,702

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2018	51,284,064	$51,284	$884,894,249	$(321,978,246)	$562,967,287
Net investment income	—	—	—	7,957,287	7,957,287
Net realized loss on investments / foreign currency borrowings	—	—	—	(129,775)	(129,775)
Net unrealized appreciation of investments / foreign currency borrowings	—	—	—	25,397,188	25,397,188
Loss on extinguishment of debt	—	—	—	(44,395)	(44,395)
Provision for taxes	—	—	—	(17,992)	(17,992)
Dividends / distributions	—	—		(6,106,789)	(6,106,789)
Purchases of shares in repurchase plan	(593,405)	(593)	(5,860,904)	—	(5,861,497)
Balance, March 31, 2019	50,690,659	$50,691	$879,033,345	$(294,922,722)	$584,161,314

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$33,162,313	$14,471,653
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(93,255,027)	(28,285,073)
Repayments received/sales of portfolio investments	58,368,472	81,440,184
Purchases of short-term investments	(174,926,000)	—
Sales of short-term investments	157,735,568	—
Loan origination and other fees received	987,006	205,499
Net realized loss on investments	129,775	8,678,286
Net realized gain on foreign currency borrowings	—	(1,423,126)
Net unrealized appreciation of investments	(25,397,188)	(9,934,939)
Net unrealized depreciation of foreign currency borrowings	—	963,415
Payment-in-kind interest accrued, net of payments received	—	1,425,537
Amortization of deferred financing fees	180,746	662,793
Loss on extinguishment of debt	44,395	—
Accretion of loan origination and other fees	(224,397)	(1,224,392)
Amortization/accretion of purchased loan premium/discount	(58,115)	(5,986)
Depreciation expense	—	13,707
Stock-based compensation	—	1,455,543
Changes in operating assets and liabilities:
Interest and fees receivables	760,970	849
Prepaid expenses and other assets	1,238,741	(640,155)
Accounts payable and accrued liabilities	712,245	(3,246,232)
Interest payable	(415,364)	(2,194,990)
Net cash provided by (used in) operating activities	(40,955,860)	62,362,573
Cash flows from financing activities:
Borrowings under credit facilities	85,000,000	—
Repayments of credit facilities	(35,000,000)	(30,609,489)
Financing fees paid	(6,446,227)	—
Purchases of shares in repurchase plan	(5,861,497)	—
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(1,283,484)
Cash dividends/distributions paid	(6,106,789)	(14,407,384)
Net cash provided by (used in) financing activities	31,585,487	(46,300,357)
Net increase (decrease) in cash	(9,370,373)	16,062,216
Cash, beginning of period	12,426,982	191,849,697
Cash, end of period	$3,056,609	$207,911,913
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,589,938	$8,748,005
See accompanying notes.

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments March 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

24 Hour Fitness Worldwide, Inc. (1.6%)*(4)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 05/25)	$9,428,750	$9,516,948	$9,405,178
			9,428,750	9,516,948	9,405,178

Accelerate Learning, Inc. (1.4%)*(5) (6)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 12/24)	8,434,687	8,272,539	8,184,651
			8,434,687	8,272,539	8,184,651

Accurus Aerospace Corporation (4.3%)*(5) (6)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 10/24)	24,937,500	24,587,478	24,164,637
			24,937,500	24,587,478	24,164,637

Acrisure, LLC (1.7%)*(4) (5)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.9% Cash, Due 11/23)	9,924,433	9,983,512	9,847,916
			9,924,433	9,983,512	9,847,916

ADMI Corp. (0.6%)*(4) (5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 04/25)	3,473,750	3,485,928	3,431,787
			3,473,750	3,485,928	3,431,787

AlixPartners LLP (1.4%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 04/24)	8,038,481	8,081,313	7,974,173
			8,038,481	8,081,313	7,974,173

Alliant Holdings LP (0.8%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 05/25)	4,972,506	4,980,180	4,773,606
			4,972,506	4,980,180	4,773,606

American Airlines Group Inc. (1.3%)*(3) (4)	Airport Services	First Lien Senior Secured Term Loan (LIBOR + 1.75%, 4.2% Cash, Due 06/25)	7,985,519	7,857,641	7,758,810
			7,985,519	7,857,641	7,758,810

American Dental Partners, Inc. (1.7%)*(5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.9% Cash, Due 03/23)	9,975,000	9,951,869	9,862,781
			9,975,000	9,951,869	9,862,781

Amscan Holdings Inc. (0.4%)*(3) (4)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.0% Cash, Due 08/22)	2,401,844	2,417,936	2,381,164
			2,401,844	2,417,936	2,381,164

Anju Software, Inc. (1.0%)*(5) (6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.4% Cash, Due 02/25)	5,944,114	5,636,428	5,737,606
			5,944,114	5,636,428	5,737,606

Apex Tool Group, LLC (1.2%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 02/22)	7,282,870	7,310,254	7,058,339
			7,282,870	7,310,254	7,058,339

Applied Systems Inc. (1.6%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 09/24)	9,289,491	9,354,295	9,187,864
			9,289,491	9,354,295	9,187,864

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.8%)*(5) (6)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.8% Cash, Due 05/24)	4,959,088	4,844,740	4,761,871
			4,959,088	4,844,740	4,761,871

Ascend Learning, LLC (1.3%)*(4)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 07/24)	7,939,547	7,960,498	7,757,572
			7,939,547	7,960,498	7,757,572

AssuredPartners Capital, Inc. (2.0%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 10/24)	11,917,421	11,940,095	11,515,208
			11,917,421	11,940,095	11,515,208

Aveanna Healthcare Holdings, Inc. (0.8%)*(4) (6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.9% Cash, Due 03/24)	1,484,924	1,466,457	1,421,814
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 8.1% Cash, Due 03/24)	3,556,421	3,557,348	3,458,620
			5,041,345	5,023,805	4,880,434

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
AVSC Holding Corp. (1.3%)*(4)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 03/25)	$7,959,900	$7,918,741	$7,741,002
			7,959,900	7,918,741	7,741,002

Bausch Health Companies Inc. (1.4%)*(3) (4) (5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 05/25)	8,477,238	8,519,575	8,416,710
			8,477,238	8,519,575	8,416,710

BDP Buyer, LLC (f/k/a BDP International, Inc.) (4.1%)*(5) (6)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.9% Cash, Due 12/24)	24,937,500	24,457,944	24,200,193
			24,937,500	24,457,944	24,200,193

Berlin Packaging LLC (1.4%)*(4) (5)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 11/25)	8,436,250	8,455,365	8,157,854
			8,436,250	8,455,365	8,157,854

Blackhawk Network Holdings Inc (1.7%)*(4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 06/25)	9,949,875	9,949,875	9,760,827
			9,949,875	9,949,875	9,760,827

Brown Machine Group Holdings, LLC (f/k/a Brown Machine LLC) (0.9%)*(5) (6)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.7% Cash, Due 10/24)	5,554,988	5,490,691	5,398,160
			5,554,988	5,490,691	5,398,160

Cadent, LLC (f/k/a Cross MediaWorks) (1.4%)*(5) (6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.7% Cash, Due 09/23)	7,926,302	7,855,018	7,886,671
			7,926,302	7,855,018	7,886,671

Caesars Entertainment Corp. (0.5%)*(3) (4)	Casinos & Gaming	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 12/24)	3,126,256	3,144,398	3,081,582
			3,126,256	3,144,398	3,081,582

Calpine Corp. (0.8%)*(4)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan7 (LIBOR + 2.5%, 5.1% Cash, Due 05/23)	128,787	129,227	127,517
		First Lien Senior Secured Term Loan5 (LIBOR + 2.5%, 5.1% Cash, Due 01/24)	4,485,859	4,501,412	4,437,725
			4,614,646	4,630,639	4,565,242

Capital Automotive LLC (2.0%)*(4)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 03/24)	11,909,091	11,935,011	11,778,805
			11,909,091	11,935,011	11,778,805

Concentra Inc. (0.5%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 06/22)	2,912,371	2,938,263	2,888,111
			2,912,371	2,938,263	2,888,111

Consolidated Container Co. LLC (1.3%)*(4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 05/24)	7,443,467	7,465,664	7,314,770
			7,443,467	7,465,664	7,314,770

Container Store Group, Inc., (The) (0.5%)*(3) (4) (6)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 09/23)	2,988,521	2,990,675	2,966,107
			2,988,521	2,990,675	2,966,107

Core & Main LP (1.7%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.6% Cash, Due 08/24)	9,949,622	9,995,412	9,858,384
			9,949,622	9,995,412	9,858,384

CPG Intermediate LLC (0.4%)*(5)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 11/24)	2,166,859	2,169,317	2,118,105
			2,166,859	2,169,317	2,118,105

CPI International Inc. (0.8%)*(4) (6)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 07/24)	4,783,492	4,791,281	4,663,905
			4,783,492	4,791,281	4,663,905

CVS Holdings I, LP (MyEyeDr) (0.3%)*(4) (5)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.3% Cash, Due 02/25)	1,953,701	1,952,607	1,882,879
			1,953,701	1,952,607	1,882,879

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Dimora Brands, Inc. (0.5%)*(5)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 08/24)	$2,977,330	$2,980,740	$2,895,453
			2,977,330	2,980,740	2,895,453

Dole Food Co. Inc. (2.3%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 04/24)	13,829,405	13,836,514	13,158,679
			13,829,405	13,836,514	13,158,679

Duff & Phelps Corporation (2.2%)*(4)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 02/25)	13,307,683	13,343,167	13,013,849
			13,307,683	13,343,167	13,013,849

Edelman Financial Group, Inc. (1.8%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.0% Cash, Due 07/25)	10,459,785	10,540,132	10,365,019
			10,459,785	10,540,132	10,365,019

Endo International PLC (1.3%)*(3) (4)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 04/24)	7,939,394	8,009,672	7,779,336
			7,939,394	8,009,672	7,779,336

Equian Buyer Corp. (0.6%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 05/24)	3,473,485	3,479,110	3,404,015
			3,473,485	3,479,110	3,404,015

Exelon Corp. (0.5%)*(3) (4)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.6% Cash, Due 11/24)	3,000,000	3,027,667	2,805,000
			3,000,000	3,027,667	2,805,000

Exeter Property Group, LLC (2.1%)*(5) (6)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%,7.0% Cash, Due 08/24)	12,500,000	12,315,104	12,399,262
			12,500,000	12,315,104	12,399,262

Eyemart Express (0.6%)*(4) (5)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	3,469,830	3,481,159	3,426,457
			3,469,830	3,481,159	3,426,457

Fieldwood Energy LLC (1.6%)*(4) (5)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.7% Cash, Due 04/22)	10,000,000	10,084,824	9,600,000
			10,000,000	10,084,824	9,600,000

Filtration Group Corporation (1.9%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/25)	10,917,293	11,001,525	10,837,706
			10,917,293	11,001,525	10,837,706

Flex Acquisition Holdings, Inc. (1.6%)*(4) (5)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.9% Cash, Due 06/25)	9,947,506	9,967,342	9,624,212
			9,947,506	9,967,342	9,624,212

GlobalTranz Enterprises, Inc.(0.5%)*(5) (6)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.5% Cash, Due 10/26)	2,980,874	2,938,129	2,891,062
			2,980,874	2,938,129	2,891,062

GMS Inc. (1.2%)*(3) (4) (5)	Construction & Engineering	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 06/25)	7,462,406	7,422,955	7,216,743
			7,462,406	7,422,955	7,216,743

Graftech International Ltd. (1.7%)*(3) (4) (6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 02/25)	10,113,889	10,196,240	10,075,962
			10,113,889	10,196,240	10,075,962

Gulf Finance, LLC (0.1)*(4)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.8% Cash, Due 08/23)	1,066,984	905,535	846,918
			1,066,984	905,535	846,918

Harbor Freight Tools USA Inc.(1.0%)*(4)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 08/23)	5,994,942	5,937,111	5,845,068
			5,994,942	5,937,111	5,845,068

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Hayward Industries, Inc. (1.4%)*(4)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 08/24)	$8,435,768	$8,465,829	$8,261,823
			8,435,768	8,465,829	8,261,823

Healthline Media, Inc (2.1%)*(5) (6)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.6% Cash, Due 11/24)	12,808,793	12,566,034	12,358,502
			12,808,793	12,566,034	12,358,502

Hertz Corporation (The) (1.0%)*(3) (4)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/23)	5,907,455	5,897,407	5,791,196
			5,907,455	5,897,407	5,791,196

Holley Performance Products (Holley Purchaser, Inc.) (3.8%)*(5) (6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.7% Cash, Due 10/25)	22,478,663	22,158,066	22,029,089
			22,478,663	22,158,066	22,029,089

Hub International Limited (1.7%)*(4) (5)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.5% Cash, Due 04/25)	10,307,113	10,321,137	9,954,918
			10,307,113	10,321,137	9,954,918

Husky Injection Molding Systems Ltd. (1.3%)*(3) (4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/25)	8,025,373	7,753,213	7,447,546
			8,025,373	7,753,213	7,447,546

HW Holdco, LLC (f/k/a Hanley Wood LLC) (1.3%)*(5) (6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.9% Cash, Due 12/24)	7,642,137	7,459,275	7,573,985
			7,642,137	7,459,275	7,573,985

Hyland Software Inc. (1.5%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 07/24)	8,693,355	8,752,151	8,669,796
			8,693,355	8,752,151	8,669,796

Immucor Inc. (0.4%)*(4)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.6% Cash, Due 06/21)	2,485,031	2,515,150	2,478,818
			2,485,031	2,515,150	2,478,818

Infor Software Parent, LLC (0.9%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 02/22)	5,000,000	5,008,484	4,972,650
			5,000,000	5,008,484	4,972,650

Institutional Shareholder Services, Inc. (0.8%)*(5) (6)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 11.1% Cash, Due 03/27)	4,951,685	4,804,012	4,835,092
			4,951,685	4,804,012	4,835,092

Intelsat S.A. (2.2%)*(3) (4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 11/23)	13,000,000	13,076,301	12,792,780
			13,000,000	13,076,301	12,792,780

ION Trading Technologies Ltd. (2.5%)*(4)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.7% Cash, Due 11/24)	14,819,339	14,787,474	14,350,899
			14,819,339	14,787,474	14,350,899

IRB Holding Corporation (1.3%)*(4) (5)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 02/25)	7,949,778	7,968,682	7,741,097
			7,949,778	7,968,682	7,741,097

Jaguar Holding Company I (0.8%)*(4)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 08/22)	4,961,340	4,962,462	4,906,120
			4,961,340	4,962,462	4,906,120

JS Held, LLC (3.1%)*(5) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 09/24)	18,429,608	18,247,336	17,918,119
			18,429,608	18,247,336	17,918,119

Kenan Advantage Group Inc. (1.4%)*(4) (5)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 07/22)	8,428,113	8,421,612	8,267,978
			8,428,113	8,421,612	8,267,978

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
K-Mac Holdings Corp (0.6%)*(4)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 03/25)	$3,317,739	$3,326,939	$3,261,337
			3,317,739	3,326,939	3,261,337

Kronos Inc. (1.9%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.7% Cash, Due 11/23)	11,393,155	11,436,797	11,276,033
			11,393,155	11,436,797	11,276,033

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.0%)*(5) (6)	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.6% Cash, Due 10/24)	6,141,976	5,886,573	5,676,926
		Class A LLC Units (154,320 units)		154,320	129,635
			6,141,976	6,040,893	5,806,561

Lindstrom, LLC (Metric Enterprises, Inc.) (1.2%)*(5) (6)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 09/24)	7,005,454	6,957,196	7,005,454
			7,005,454	6,957,196	7,005,454

LTI Holdings, Inc. (2.0%)*(4)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 09/25)	11,940,000	12,002,923	11,472,310
			11,940,000	12,002,923	11,472,310

Mallinckrodt Plc (1.8%)*(3) (4) (5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.4% Cash, Due 09/24)	11,338,011	11,269,725	10,523,148
			11,338,011	11,269,725	10,523,148

Men's Wearhouse, Inc. (The) (1.6%)*(3) (4)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 04/25)	9,949,749	10,044,337	9,502,010
			9,949,749	10,044,337	9,502,010

Micro Holding Corp. (1.8%)*	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 12/24)(5)	2,706,042	2,718,461	2,651,921
		First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 09/24)(4)	7,939,547	7,995,058	7,820,533
			10,645,589	10,713,519	10,472,454

Nautilus Power, LLC (0.6%)*(4)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 05/24)	3,363,889	3,379,920	3,361,366
			3,363,889	3,379,920	3,361,366

NFP Corp. (1.4%)*(4)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 01/24)	8,608,113	8,606,366	8,285,308
			8,608,113	8,606,366	8,285,308

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.0%)*(5) (6)	Natural Gas	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 10/25)	12,085,097	12,028,478	11,830,737
			12,085,097	12,028,478	11,830,737

NVA Holdings, Inc. (1.3%)*(4)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 02/25)	7,896,330	7,880,970	7,615,063
			7,896,330	7,880,970	7,615,063

Omaha Holdings LLC (1.7%)*(4)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 03/24)	9,924,433	9,993,493	9,786,186
			9,924,433	9,993,493	9,786,186

Omnitracs, LLC (1.4%)*(4) (5)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.4% Cash, Due 03/25)	8,414,118	8,387,174	8,179,195
			8,414,118	8,387,174	8,179,195

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (1.9%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 06/25)	11,461,602	11,465,792	11,026,978
			11,461,602	11,465,792	11,026,978

PAREXEL International Corp. (1.2%)*(4)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 09/24)	7,451,336	7,418,544	7,171,910
			7,451,336	7,418,544	7,171,910

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Penn Engineering & Manufacturing Corp. (0.3%)*(4) (6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 06/24)	$1,984,848	$2,000,848	$1,974,924
			1,984,848	2,000,848	1,974,924

Phoenix Services International LLC (0.5%)*(4)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 03/25)	2,984,962	2,996,445	2,956,993
			2,984,962	2,996,445	2,956,993

PMHC II, Inc. (0.1%)*(5)	Diversified Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.2% Cash, Due 03/25)	620,301	623,845	601,952
			620,301	623,845	601,952

PODS Enterprises, Inc. (1.3%)*(4)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 12/24)	7,939,568	7,963,984	7,774,187
			7,939,568	7,963,984	7,774,187

Prime Security Services Borrower, LLC (2.1%)*(3) (4)	Security & Alarm Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 05/22)	12,561,582	12,597,069	12,415,617
			12,561,582	12,597,069	12,415,617

Pro Mach Inc. (1.0%)*(4) (5)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.2% Cash, Due 03/25)	5,954,887	5,936,519	5,747,717
			5,954,887	5,936,519	5,747,717

ProAmpac Intermediate Inc. (1.6%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.1% Cash, Due 11/23)	9,922,615	9,936,244	9,565,996
			9,922,615	9,936,244	9,565,996

Process Equipment, Inc. (1.1%)*(5) (6)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 03/25)	6,442,667	6,295,198	6,344,157
			6,442,667	6,295,198	6,344,157

Professional Datasolutions, Inc. (PDI) (4.0%)*(5) (6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 10/24)	23,333,005	23,290,474	23,386,273
			23,333,005	23,290,474	23,386,273

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (1.2%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.4% Cash, Due 04/24)	7,417,919	7,424,256	7,213,926
			7,417,919	7,424,256	7,213,926

Red Ventures, LLC (1.9%)*(4) (5)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 11/24)	10,939,069	11,009,358	10,854,291
			10,939,069	11,009,358	10,854,291

RedPrairie Holding, Inc (1.7%)*(4)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 10/23)	9,923,858	9,993,060	9,784,328
			9,923,858	9,993,060	9,784,328

Renaissance Learning, Inc. (0.9%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 05/25)	5,432,368	5,428,356	5,197,418
			5,432,368	5,428,356	5,197,418

Reynolds Group Holdings Ltd (2.6%)*(4)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 02/23)	15,381,980	15,455,169	15,189,705
			15,381,980	15,455,169	15,189,705

Ruffalo Noel Levitz, LLC (1.7%)*(5) (6)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 8.7% Cash, Due 05/22)	9,788,027	9,650,650	9,637,231
			9,788,027	9,650,650	9,637,231

SCI Packaging Inc. (2.3%)*(4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.0% Cash, Due 04/24)	13,893,940	13,872,352	13,536,171
			13,893,940	13,872,352	13,536,171

Seadrill Ltd. (1.4%)*(4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 8.6% Cash, Due 02/21)	9,890,986	9,404,013	8,201,606
			9,890,986	9,404,013	8,201,606

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Seaworld Entertainment, Inc. (1.4%)*(3) (4)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/24)	$8,435,443	$8,425,112	$8,343,580
			8,435,443	8,425,112	8,343,580

Serta Simmons Bedding LLC (0.4%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 11/23)	2,984,772	2,709,786	2,202,194
			2,984,772	2,709,786	2,202,194

SIWF Holdings, Inc. (f/k/a Springs Industries Inc.) (1.6%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 06/25)	9,421,698	9,481,574	9,292,150
			9,421,698	9,481,574	9,292,150

SK Blue Holdings, LP (0.7%)*(4) (6)	Commodity Chemicals	First Lien Senior Secured Term Loan (Prime + 4.75%, 9.2% Cash, Due 10/25)	4,192,096	4,189,734	4,181,616
			4,192,096	4,189,734	4,181,616

Smile Brands Group Inc. (0.8%)*(5) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.3% Cash, Due 10/24)	5,030,710	4,971,733	4,864,626
			5,030,710	4,971,733	4,864,626

Solenis Holdings, L.P. (1.3%)*(4) (5)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.6% Cash, Due 06/25)	7,940,000	7,988,090	7,801,050
			7,940,000	7,988,090	7,801,050

SonicWALL, Inc. (0.7%)*(4) (5)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.2% Cash, Due 05/25)	4,488,750	4,491,026	4,357,813
			4,488,750	4,491,026	4,357,813

Sophia Holding Finance, L.P (2.6%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.9% Cash, Due 09/22)	15,455,951	15,501,608	15,336,786
			15,455,951	15,501,608	15,336,786

SRS Distribution, Inc. (1.6%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 05/25)	9,950,000	9,769,254	9,479,465
			9,950,000	9,769,254	9,479,465

SS&C Technologies, Inc. (0.3%)*(3) (4)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.7% Cash, Due 04/25)	1,755,659	1,751,482	1,739,050
			1,755,659	1,751,482	1,739,050

Staples Inc. (2.4%)*(4)	Retail	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.5% Cash, Due 09/24)	13,929,471	13,909,789	13,802,574
			13,929,471	13,909,789	13,802,574

Syniverse Holdings, Inc. (1.6%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 03/23)	10,421,053	10,377,370	9,545,684
			10,421,053	10,377,370	9,545,684

Tahoe Subco 1 Ltd (2.5%)*(3) (4)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.1% Cash, Due 06/24)	14,920,301	14,927,082	14,370,190
			14,920,301	14,927,082	14,370,190

Team Health Holdings, Inc. (1.1%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 02/24)	6,946,835	6,696,075	6,159,551
			6,946,835	6,696,075	6,159,551

Tempo Acquisition LLC (2.0%)*(4) (5)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 05/24)	11,586,553	11,631,586	11,467,805
			11,586,553	11,631,586	11,467,805

Transportation Insight, LLC (3.2%)*(5) (6)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 12/24)	19,434,360	19,205,849	18,938,476
			19,434,360	19,205,849	18,938,476

Tronox Ltd. (1.1%)*(3) (4)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 09/24)	6,636,380	6,669,690	6,601,140
			6,636,380	6,669,690	6,601,140

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Trystar, LLC (3.0%)*(5) (6)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.6% Cash, Due 09/23)	$17,806,844	$17,524,288	$17,216,472
		LLC Units (361.5 units)		361,505	373,440
			17,806,844	17,885,793	17,589,912

U.S. Anesthesia Partners, Inc. (2.3%)*(4)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 06/24)	13,690,039	13,750,480	13,529,181
			13,690,039	13,750,480	13,529,181

U.S. Silica Company (0.2%)*(3) (4) (5)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.5% Cash, Due 05/25)	1,514,479	1,518,326	1,427,397
			1,514,479	1,518,326	1,427,397

Univision Communications Inc. (0.9%)*(4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 03/24)	5,320,109	5,142,177	5,004,573
			5,320,109	5,142,177	5,004,573

USF Holdings LLC (0.6%)*(4) (6)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.1% Cash, Due 12/21)	3,693,050	3,705,624	3,573,026
			3,693,050	3,705,624	3,573,026

USIC Holdings, Inc. (1.2%)*(4) (5)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 12/23)	6,948,443	6,982,450	6,760,279
			6,948,443	6,982,450	6,760,279

USI, Inc. (1.4%)*(4) (5)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.6% Cash, Due 05/24)	8,435,768	8,428,597	8,168,607
			8,435,768	8,428,597	8,168,607

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.3%)*(5) (6)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.4% Cash, Due 11/24)	14,218,974	13,932,431	13,647,604
			14,218,974	13,932,431	13,647,604

Vail Holdco Corp (f/k/a Avantor, Inc.) (2.4%)*(4)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 11/24)	14,156,100	14,337,303	14,167,849
			14,156,100	14,337,303	14,167,849

Venator Materials LLC (0.5%)*(3) (4)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	2,977,330	2,987,736	2,932,670
			2,977,330	2,987,736	2,932,670

Veritas Bermuda Intermediate Holdings Ltd. (1.5%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 01/23)	9,427,848	9,032,101	8,704,544
			9,427,848	9,032,101	8,704,544

Verscend Holding Corp. (0.4%)*(4)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 08/25)	2,487,500	2,515,994	2,465,734
			2,487,500	2,515,994	2,465,734

VF Holding Corp. (2.0%)*(4) (5)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 07/25)	11,970,000	11,975,860	11,739,099
			11,970,000	11,975,860	11,739,099

Wilsonart, LLC (1.6%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.9% Cash, Due 12/23)	9,949,367	9,949,367	9,632,281
			9,949,367	9,949,367	9,632,281

Winebow Group, LLC, (The) (0.2%)*(4)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 07/21)	1,568,013	1,487,559	1,338,033
			1,568,013	1,487,559	1,338,033

Wink Holdco, Inc (1.3%)*(4)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 12/24)	7,552,494	7,550,971	7,300,769
			7,552,494	7,550,971	7,300,769

WME Entertainment Parent, LLC (2.2%)*(4)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.4% Cash, Due 05/25)	13,805,694	13,794,019	13,057,840
			13,805,694	13,794,019	13,057,840

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Xperi Corp (0.4%)*(3) (4) (5)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 12/23)	$2,645,110	$2,633,459	$2,590,012
			2,645,110	2,633,459	2,590,012

Subtotal Non–Control / Non–Affiliate Investments			1,157,847,149	1,153,635,479	1,126,969,755

Short-Term Investments

The Dreyfus Corporation (10.7%)*(4) (5)	Money Market Fund	Dreyfus Government Cash Management Fund (2.4% yield)	62,414,373	62,414,373	62,414,373
			62,414,373	62,414,373	62,414,373

Subtotal Short-Term Investments			62,414,373	62,414,373	62,414,373

Total Investments, March 31, 2019 (203.6%)*			$1,220,261,522	$1,216,049,852	$1,189,384,128

*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board of Directors determined in good faith that all investments were valued at fair value in accordance with the Investment Company Act of 1940, as amended, based on, among other things, the input of Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments.

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

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 12.5% of total investments at fair value as of March 31, 2019. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)
Some or all of the investment is or will be encumbered as security for Barings BDC Senior Funding I, LLC's credit facility entered into in August 2018 with Bank of America, N.A., as amended and restated in December 2018 (the "August 2018 Credit Facility").

(5)	Some or all of the investment is or will be encumbered as security for the Company's credit facility entered into in February 2019 with ING Capital LLC (the "February 2019 Credit Facility").

(6)	The fair value of the investment was determined using significant unobservable inputs.

See accompanying notes.

Barings BDC, Inc. Consolidated Schedule of Investments December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

24 Hour Fitness Worldwide, Inc. (1.6%)*(4)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 05/25)	$9,452,500	$9,543,878	$9,224,033
			9,452,500	9,543,878	9,224,033

Accelerate Learning (1.5%)*(5)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 12/24)	8,455,827	8,287,632	8,234,888
			8,455,827	8,287,632	8,234,888

Accurus Aerospace (4.3%)*(5)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 10/24)	25,000,000	24,636,436	24,312,943
			25,000,000	24,636,436	24,312,943

Acrisure, LLC (1.7%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 11/23)	9,949,622	10,011,600	9,620,091
			9,949,622	10,011,600	9,620,091

ADMI Corp. (0.6%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 04/25)	3,482,500	3,495,133	3,302,559
			3,482,500	3,495,133	3,302,559

AlixPartners LLP (1.4%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 04/24)	8,058,987	8,103,759	7,725,104
			8,058,987	8,103,759	7,725,104

Alliant Holdings LP (0.8%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 05/25)	4,972,506	4,980,447	4,689,372
			4,972,506	4,980,447	4,689,372

American Airlines Group Inc. (2.3%)*(3) (4)	Airport Services	First Lien Senior Secured Term Loan (LIBOR + 1.75%, 4.3% Cash, Due 06/25)	13,985,519	13,734,123	13,058,978
			13,985,519	13,734,123	13,058,978

American Dental Partners, Inc. (1.7%)*	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 7.1% Cash, Due 03/23)	10,000,000	9,975,555	9,850,000
			10,000,000	9,975,555	9,850,000

Amscan Holdings Inc. (0.4%)*(3) (4)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.0% Cash, Due 08/22)	2,411,098	2,428,340	2,321,694
			2,411,098	2,428,340	2,321,694

Apex Tool Group, LLC (1.3%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 02/22)	7,335,300	7,364,994	7,056,558
			7,335,300	7,364,994	7,056,558

Applied Systems Inc. (1.6%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 09/24)	9,313,068	9,380,593	8,855,144
			9,313,068	9,380,593	8,855,144

Ascend Learning, LLC (1.3%)*(4)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 07/24)	7,959,698	7,981,529	7,502,015
			7,959,698	7,981,529	7,502,015

AssuredPartners Capital, Inc. (2.0%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 10/24)	11,951,703	11,975,322	11,257,070
			11,951,703	11,975,322	11,257,070

Aveanna Healthcare Holdings, Inc. (f/k/a BCPE Eagle Buyer LLC) (0.7%)*(4) (5)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 03/24)	1,488,712	1,469,694	1,384,502
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 8.0% Cash, Due 03/24)	2,751,801	2,752,766	2,641,729
			4,240,513	4,222,460	4,026,231

AVSC Holding Corp. (1.3%)*(4)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.9% Cash, Due 03/25)	7,959,900	7,917,296	7,522,105
			7,959,900	7,917,296	7,522,105

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Bausch Health Companies Inc. (1.5%)*(3) (4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 05/25)	$8,820,910	$8,866,316	$8,406,856
			8,820,910	8,866,316	8,406,856

BDP International, Inc. (4.3%)*(5)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 8.1% Cash, Due 12/24)	25,000,000	24,502,972	24,347,685
			25,000,000	24,502,972	24,347,685

Berlin Packaging LLC (1.4%)*(4)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 11/25)	8,457,500	8,477,268	7,944,045
			8,457,500	8,477,268	7,944,045

Blackhawk Network Holdings Inc (1.7%)*(4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 06/25)	9,974,937	9,974,937	9,470,006
			9,974,937	9,974,937	9,470,006

Brookfield WEC Holdings Inc. (0.1%)*(4)	Construction & Engineering	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 08/25)	500,000	504,904	483,305
			500,000	504,904	483,305

Brown Machine LLC (1.0%)*(5)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.8% Cash, Due 10/24)	5,568,910	5,502,125	5,431,063
			5,568,910	5,502,125	5,431,063

Cadent (f/k/a Cross MediaWorks) (1.4%)*(5)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.7% Cash, Due 09/23)	7,966,133	7,891,122	7,793,161
			7,966,133	7,891,122	7,793,161

Caesars Entertainment Corp. (0.5%)*(3) (4)	Casinos & Gaming	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 12/24)	3,134,171	3,153,038	3,004,322
			3,134,171	3,153,038	3,004,322

Callaway Golf Co. (0.6%)*(3) (4)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.3% Cash, Due 12/25)	3,266,060	3,200,739	3,225,234
			3,266,060	3,200,739	3,225,234

Calpine Corp. (0.8%)*(4)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan7 (LIBOR + 2.5%, 5.3% Cash, Due 05/23)	129,118	129,583	122,379
		First Lien Senior Secured Term Loan5 (LIBOR + 2.5%, 5.3% Cash, Due 01/24)	4,497,510	4,513,817	4,264,899
			4,626,628	4,643,400	4,387,278

Capital Automotive LLC (2.0%)*(4)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 03/24)	11,939,394	11,966,567	11,443,909
			11,939,394	11,966,567	11,443,909

Carlyle Group L.P., (The) (f/k/a Nautilus Power, LLC) (0.6%)*(4)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 05/24)	3,487,410	3,504,691	3,434,227
			3,487,410	3,504,691	3,434,227

Charter Communications Inc. (0.8%)*(3) (4)	Cable & Satellite	First Lien Senior Secured Term Loan (LIBOR + 2.0%, 4.5% Cash, Due 04/25)	4,585,127	4,493,899	4,385,124
			4,585,127	4,493,899	4,385,124

Concentra Inc. (0.5%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.1% Cash, Due 06/22)	3,000,000	3,028,601	2,865,000
			3,000,000	3,028,601	2,865,000

Consolidated Container Co. LLC (1.3%)*(4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 05/24)	7,462,312	7,485,496	7,114,045
			7,462,312	7,485,496	7,114,045

Container Store Group, Inc., (The) (0.5%)*(3) (4) (5)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 09/23)	3,124,404	3,126,010	2,858,830
			3,124,404	3,126,010	2,858,830

Core & Main LP (1.7%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.7% Cash, Due 08/24)	9,974,811	10,022,554	9,617,414
			9,974,811	10,022,554	9,617,414

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Covia Holdings Corporation (Unimin Corporation) (0.3%)*(3) (4)	Diversified Metals & Mining	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.6% Cash, Due 06/25)	$2,435,500	$2,444,146	$1,753,560
			2,435,500	2,444,146	1,753,560

CPG Intermediate LLC (f/k/a Encapsys, LLC) (0.4%)*	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.0% Cash, Due 11/24)	2,172,331	2,174,889	2,108,964
			2,172,331	2,174,889	2,108,964

CPI International Inc. (0.8%)*(4)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 07/24)	4,795,633	4,803,762	4,631,766
			4,795,633	4,803,762	4,631,766

CVS Holdings I, LP (MyEyeDr) (0.3%)*(4)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.3% Cash, Due 02/25)	1,953,701	1,952,568	1,846,248
			1,953,701	1,952,568	1,846,248

Dimora Brands, Inc. (0.5%)*	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 08/24)	2,984,887	2,988,439	2,839,373
			2,984,887	2,988,439	2,839,373

Dole Food Co. Inc. (2.4%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 04/24)	13,919,794	13,927,211	13,484,800
			13,919,794	13,927,211	13,484,800

Dresser Natural Gas Solutions (2.1%)*(5)	Natural Gas	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 10/25)	12,115,385	12,056,896	11,903,574
			12,115,385	12,056,896	11,903,574

Duff & Phelps Corporation (2.2%)*(4)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 02/25)	13,341,288	13,378,119	12,593,642
			13,341,288	13,378,119	12,593,642

Edelman Financial Group, Inc. (1.8%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 07/25)	10,486,000	10,569,223	10,074,005
			10,486,000	10,569,223	10,074,005

Endo International PLC (1.3%)*(3) (4)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 04/24)	7,959,596	8,032,969	7,521,818
			7,959,596	8,032,969	7,521,818

Equian Buyer Corp. (0.6%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 05/24)	3,482,323	3,488,194	3,358,701
			3,482,323	3,488,194	3,358,701

Exelon Corp. (0.5%)*(3) (4)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.7% Cash, Due 11/24)	3,000,000	3,028,710	2,835,000
			3,000,000	3,028,710	2,835,000

Eyemart Express (0.6%)*(4)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	3,478,637	3,490,449	3,365,581
			3,478,637	3,490,449	3,365,581

Fieldwood Energy LLC (1.7%)*(4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.8% Cash, Due 04/22)	10,000,000	10,091,054	9,318,800
			10,000,000	10,091,054	9,318,800

Filtration Group Corporation (1.9%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/25)	10,944,862	11,032,278	10,525,346
			10,944,862	11,032,278	10,525,346

Flex Acquisition Holdings, Inc. (1.7%)*(4)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 06/25)	9,972,500	9,993,054	9,419,026
			9,972,500	9,993,054	9,419,026

Gardner Denver Inc. (0.3%)*(3) (4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 07/24)	1,682,557	1,694,790	1,621,043
			1,682,557	1,694,790	1,621,043

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
GlobalTranz (0.5%)*(5)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.5% Cash, Due 10/26)	$2,980,874	$2,937,205	$2,900,969
			2,980,874	2,937,205	2,900,969

GMS Inc. (1.2%)*(3) (4)	Construction & Engineering	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/25)	7,481,203	7,440,285	7,032,331
			7,481,203	7,440,285	7,032,331

Graftech International Ltd. (1.8%)*(3) (4) (5)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 02/25)	10,725,000	10,812,431	10,135,125
			10,725,000	10,812,431	10,135,125

Gray Television Inc. (0.1)*(3) (4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.6% Cash, Due 02/24)	655,812	641,096	627,940
			655,812	641,096	627,940

Gulf Finance, LLC (0.1)*(4)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.9% Cash, Due 08/23)	1,069,652	900,943	811,598
			1,069,652	900,943	811,598

Hanley Wood LLC (2.2%)*(5)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 9.0% Cash, Due 12/24)	12,500,000	12,190,695	12,375,000
			12,500,000	12,190,695	12,375,000

Harbor Freight Tools USA Inc.(1.0%)*(4)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 08/23)	5,994,942	5,934,386	5,640,880
			5,994,942	5,934,386	5,640,880

Hayward Industries, Inc. (1.4%)*(4)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 08/24)	8,457,179	8,488,506	8,115,340
			8,457,179	8,488,506	8,115,340

Healthline Media, Inc (2.2%)*(5)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.6% Cash, Due 11/24)	12,840,895	12,588,998	12,434,145
			12,840,895	12,588,998	12,434,145

Hertz Corporation (The) (1.0%)*(3) (4)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/23)	5,938,303	5,927,654	5,696,555
			5,938,303	5,927,654	5,696,555

Holley Performance Products (Holley Purchaser, Inc.) (3.9%)*(5)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 10/25)	22,535,000	22,204,286	21,971,625
			22,535,000	22,204,286	21,971,625

Hub International Limited (1.7%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 04/25)	10,333,075	10,347,614	9,735,720
			10,333,075	10,347,614	9,735,720

Husky Injection Molding Systems Ltd. (1.7%)*(3) (4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/25)	10,790,581	10,369,552	9,841,873
			10,790,581	10,369,552	9,841,873

Hyland Software Inc. (1.5%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 07/24)	8,715,134	8,776,016	8,427,535
			8,715,134	8,776,016	8,427,535

Immucor Inc. (0.4%)*(4)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.8% Cash, Due 06/21)	2,491,354	2,524,676	2,444,641
			2,491,354	2,524,676	2,444,641

Infor Software Parent, LLC (1.4%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/22)	8,000,000	8,012,613	7,653,760
			8,000,000	8,012,613	7,653,760

Intelsat S.A. (2.2%)*(3) (4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 11/23)	13,000,000	13,079,847	12,558,910
			13,000,000	13,079,847	12,558,910

ION Trading Technologies Ltd. (2.5%)*(4) (5)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.5% Cash, Due 11/24)	14,819,339	14,786,308	13,967,227
			14,819,339	14,786,308	13,967,227

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
IRB Holding Corporation (1.3%)*(4)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 02/25)	$7,969,854	$7,989,532	$7,583,316
			7,969,854	7,989,532	7,583,316

Jaguar Holding Company I (0.8%)*(4)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 08/22)	4,974,227	4,975,425	4,713,080
			4,974,227	4,975,425	4,713,080

JS Held, LLC (3.1%)*(5)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.3% Cash, Due 09/24)	17,593,912	17,403,946	17,179,827
			17,593,912	17,403,946	17,179,827

Kenan Advantage Group Inc. (1.4%)*(4)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 07/22)	8,449,929	8,442,949	8,138,380
			8,449,929	8,442,949	8,138,380

K-Mac Holdings Corp (0.6%)*(4)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 03/25)	3,482,456	3,492,379	3,310,527
			3,482,456	3,492,379	3,310,527

Kronos Inc. (1.9%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 11/23)	11,505,463	11,551,608	10,910,976
			11,505,463	11,551,608	10,910,976

Lighthouse Autism Center (1.1%)*(5)	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.1% Cash, Due 09/24)	6,157,408	5,891,621	5,817,408
		Class A LLC Units (154,320 units)		154,320	154,320
			6,157,408	6,045,941	5,971,728

Lindstrom (Metric Enterprises, Inc.) (1.2%)*(5)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 09/24)	7,023,012	6,972,814	6,885,353
			7,023,012	6,972,814	6,885,353

LTI Holdings, Inc. (2.0%)*(4)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 09/25)	11,970,000	12,035,076	11,241,865
			11,970,000	12,035,076	11,241,865

Mallinckrodt Plc (1.9%)*(3) (4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.6% Cash, Due 09/24)	11,753,810	11,679,642	10,754,736
			11,753,810	11,679,642	10,754,736

Men's Wearhouse, Inc. (The) (1.7%)*(3) (4)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 04/25)	9,974,874	10,073,027	9,588,348
			9,974,874	10,073,027	9,588,348

Micro Holding Corp. (1.8%)*	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 12/24)(5)	2,712,876	2,725,787	2,590,796
		First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 09/24)(4)	7,959,698	8,017,449	7,531,864
			10,672,574	10,743,236	10,122,660

NFP Corp. (1.4%)*(4)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 01/24)	8,630,128	8,628,301	8,144,684
			8,630,128	8,628,301	8,144,684

NVA Holdings, Inc. (1.3%)*(4)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/25)	7,916,170	7,900,214	7,441,200
			7,916,170	7,900,214	7,441,200

Omaha Holdings LLC (1.7%)*(4)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 03/24)	9,949,622	10,021,886	9,430,351
			9,949,622	10,021,886	9,430,351

Omnitracs, LLC (1.4%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.6% Cash, Due 03/25)	8,435,312	8,407,343	7,933,411
			8,435,312	8,407,343	7,933,411

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (1.9%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 06/25)	11,520,080	11,524,382	10,659,645
			11,520,080	11,524,382	10,659,645

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
PAREXEL International Corp. (1.2%)*(4)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 09/24)	$7,470,248	$7,436,079	$6,732,561
			7,470,248	7,436,079	6,732,561

Penn Engineering & Manufacturing Corp. (0.3%)*(4)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/24)	1,989,899	2,006,604	1,916,929
			1,989,899	2,006,604	1,916,929

Phoenix Services International LLC (0.5%)*(4)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.1% Cash, Due 03/25)	2,984,962	2,996,845	2,868,042
			2,984,962	2,996,845	2,868,042

PMHC II, Inc. (0.1%)*	Diversified Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.2% Cash, Due 03/25)	621,867	625,543	565,899
			621,867	625,543	565,899

PODS Enterprises, Inc. (1.4%)*(4)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 12/24)	7,959,712	7,985,095	7,608,132
			7,959,712	7,985,095	7,608,132

Prime Security Services Borrower, LLC (2.1%)*(3) (4)	Security & Alarm Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 05/22)	12,593,945	12,633,406	11,976,842
			12,593,945	12,633,406	11,976,842

Pro Mach Inc. (1.0%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 03/25)	5,969,925	5,950,852	5,659,011
			5,969,925	5,950,852	5,659,011

ProAmpac Intermediate Inc. (1.7%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 11/23)	9,947,995	9,962,292	9,475,466
			9,947,995	9,962,292	9,475,466

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (1.3%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 04/24)	7,436,794	7,443,394	7,139,322
			7,436,794	7,443,394	7,139,322

Red Ventures, LLC (1.9%)*(4)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 11/24)	10,966,554	11,103,689	10,418,227
			10,966,554	11,103,689	10,418,227

RedPrairie Holding, Inc (1.7%)*(4)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 10/23)	9,949,239	10,022,004	9,564,203
			9,949,239	10,022,004	9,564,203

Renaissance Learning, Inc. (0.9%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 05/25)	5,446,052	5,441,904	5,041,029
			5,446,052	5,441,904	5,041,029

Reynolds Group Holdings Ltd. (2.6%)*(4)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/23)	15,421,320	15,498,970	14,650,254
			15,421,320	15,498,970	14,650,254

Sabre Holdings Corp (0.2%)*(4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 2.0%, 4.5% Cash, Due 02/24)	914,018	895,738	882,786
			914,018	895,738	882,786

SCI Packaging Inc. (f/k/a BWAY Holding Company) (2.3%)*(4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 04/24)	13,929,293	13,906,708	13,070,274
			13,929,293	13,906,708	13,070,274

Seadrill Ltd. (1.4%)*(4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 8.8% Cash, Due 02/21)	9,918,283	9,372,499	7,742,509
			9,918,283	9,372,499	7,742,509

Seaworld Entertainment, Inc. (1.4%)*(3) (4)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/24)	8,456,962	8,446,134	8,055,256
			8,456,962	8,446,134	8,055,256

Serta Simmons Bedding LLC (0.4%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 11/23)	2,992,386	2,704,234	2,493,645
			2,992,386	2,704,234	2,493,645

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

SIWF Holdings, Inc. (f/k/a Springs Industries Inc.) (1.6%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 06/25)	$9,445,430	$9,507,419	$9,156,211
			9,445,430	9,507,419	9,156,211

SK Blue Holdings, LP (0.7%)*(4) (5)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.2% Cash, Due 10/25)	4,202,638	4,200,204	4,034,533
			4,202,638	4,200,204	4,034,533

SmartBear (0.8%)*(5)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.4% Cash, Due 05/24)	4,959,088	4,840,642	4,778,162
			4,959,088	4,840,642	4,778,162

Smile Brands Group Inc. (0.9%)*(5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 10/24)	5,043,318	4,981,982	4,912,691
			5,043,318	4,981,982	4,912,691

Solenis Holdings, L.P. (1.4%)*(4)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.7% Cash, Due 12/23)	7,960,000	8,010,373	7,681,400
			7,960,000	8,010,373	7,681,400

SonicWALL, Inc. (0.8%)*(4)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.1% Cash, Due 05/25)	4,500,000	4,502,358	4,289,985
			4,500,000	4,502,358	4,289,985

Sophia Holding Finance, L.P . (2.7%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.1% Cash, Due 09/22)	15,925,386	15,975,609	15,305,411
			15,925,386	15,975,609	15,305,411

SRS Distribution, Inc. (1.6%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 05/25)	9,975,000	9,787,668	9,283,034
			9,975,000	9,787,668	9,283,034

SS&C Technologies, Inc. (0.3%)*(3) (4)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.8% Cash, Due 04/25)	1,760,188	1,755,852	1,657,886
			1,760,188	1,755,852	1,657,886

Staples Inc. (2.4%)*(4)	Retail	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.5% Cash, Due 09/24)	13,964,736	13,944,087	13,359,644
			13,964,736	13,944,087	13,359,644

Syniverse Holdings, Inc. (1.7%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 03/23)	10,447,368	10,401,186	9,315,605
			10,447,368	10,401,186	9,315,605

Tahoe Subco 1 Ltd (2.5%)*(3) (4)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.3% Cash, Due 06/24)	14,960,151	14,967,158	13,902,319
			14,960,151	14,967,158	13,902,319

Team Health Holdings, Inc. (1.1%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/24)	6,964,557	6,701,992	6,207,162
			6,964,557	6,701,992	6,207,162

Tempo Acquisition LLC (2.0%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 05/24)	11,616,035	11,663,099	11,093,314
			11,616,035	11,663,099	11,093,314

Transportation Insight, LLC (3.4%)*(5)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 12/24)	19,483,068	19,245,141	19,007,740
			19,483,068	19,245,141	19,007,740

TransUnion (0.1%)*(3) (4)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 2.0%, 4.5% Cash, Due 04/23)	634,147	619,996	608,781
			634,147	619,996	608,781

Travelport Ltd. (0.3%)*(3) (4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.1% Cash, Due 03/25)	1,989,228	1,987,991	1,951,691
			1,989,228	1,987,991	1,951,691

Tronox Ltd. (1.2%)*(3) (4)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 09/24)	6,964,824	7,001,035	6,745,920
			6,964,824	7,001,035	6,745,920

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Trystar, Inc. (3.1%)*(5)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.4% Cash, Due 09/23)	$17,850,676	$17,554,515	$17,320,845
		LLC Units (361.5 units)		361,505	361,505
			17,850,676	17,916,020	17,682,350

U.S. Anesthesia Partners, Inc. (2.3%)*(4)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 06/24)	13,724,874	13,787,932	13,086,668
			13,724,874	13,787,932	13,086,668

U.S. Silica Company (0.2%)*(3)(4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.6% Cash, Due 05/25)	1,518,304	1,522,294	1,322,822
			1,518,304	1,522,294	1,322,822

Univision Communications Inc. (0.9%)*(4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 03/24)	5,470,018	5,279,013	4,938,989
			5,470,018	5,279,013	4,938,989

US Legal Support, Inc. (2.3%)*(5)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.5% Cash, Due 11/24)	13,513,994	13,216,624	13,065,980
			13,513,994	13,216,624	13,065,980

USF Holdings LLC (0.8%)*(4) (5)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.3% Cash, Due 12/21)	4,870,130	4,887,672	4,650,974
			4,870,130	4,887,672	4,650,974

USI, Inc. (1.4%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.8% Cash, Due 05/24)	8,457,179	8,449,689	7,960,320
			8,457,179	8,449,689	7,960,320

USIC Holdings, Inc. (1.2%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 12/23)	6,965,629	7,001,297	6,599,933
			6,965,629	7,001,297	6,599,933

Vail Holdco Corp (f/k/a Avantor, Inc.) (2.4%)*(4)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.6% Cash, Due 11/24)	14,193,506	14,381,790	13,720,436
			14,193,506	14,381,790	13,720,436

Venator Materials LLC (0.5%)*(3) (4)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	2,984,887	2,995,737	2,846,836
			2,984,887	2,995,737	2,846,836

Veritas Bermuda Intermediate Holdings Ltd. (1.4%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 01/23)	9,451,899	9,033,056	8,027,403
			9,451,899	9,033,056	8,027,403

Verscend Holding Corp. (0.4%)*(4)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 08/25)	2,493,750	2,523,202	2,406,469
			2,493,750	2,523,202	2,406,469

VF Holding Corp. (2.0%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.1% Cash, Due 07/25)	12,000,000	12,006,052	11,373,720
			12,000,000	12,006,052	11,373,720

Wilsonart, LLC (1.7%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.1% Cash, Due 12/23)	9,974,683	9,974,683	9,519,638
			9,974,683	9,974,683	9,519,638

Winebow Group, LLC, (The) (0.2%)*(4)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 07/21)	1,572,129	1,483,331	1,353,335
			1,572,129	1,483,331	1,353,335

Wink Holdco, Inc (1.3%)*(4)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 12/24)	7,571,614	7,570,011	7,158,961
			7,571,614	7,570,011	7,158,961

WME Entertainment Parent, LLC (f/k/a IMG Worldwide, Inc.) (2.3%)*(4)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 05/25)	13,841,944	13,829,823	12,682,681
			13,841,944	13,829,823	12,682,681

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Xperi Corp (0.5%)*(3) (4) (5)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 12/23)	$2,942,982	$2,929,408	$2,729,616
			2,942,982	2,929,408	2,729,616

Subtotal Non–Control / Non–Affiliate Investments			1,132,612,430	1,128,694,715	1,076,631,804

Short-Term Investments

The Dreyfus Corporation (8.0%)*(4)	Money Market Fund	Dreyfus Government Cash Management Fund (2.5% yield)	45,223,941	45,223,941	45,223,941
			45,223,941	45,223,941	45,223,941

Subtotal Short-Term Investments			45,223,941	45,223,941	45,223,941

Total Investments, December 31, 2018 (199.3%)*			$1,177,836,371	$1,173,918,656	$1,121,855,745

*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board of Directors determined in good faith that all investments were valued at fair value in accordance with the Investment Company Act of 1940, as amended, based on, among other things, the input of Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments.

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

(4)	Some or all of the investment is or will be encumbered as security for the August 2018 Credit Facility.

(5)	The fair value of the investment was determined using significant unobservable inputs.

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
The Asset Sale and Externalization Transactions
On April 3, 2018, the Company entered into an asset purchase agreement with BSP Asset Acquisition I, LLC (the "Asset Buyer"), an affiliate of Benefit Street Partners L.L.C., pursuant to which the Company agreed to sell its December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017 (such transaction referred to herein as the "Asset Sale Transaction").
Also on April 3, 2018, the Company entered into a stock purchase and transaction agreement with Barings LLC ("Barings" or the "Adviser"), through which Barings agreed to become the investment adviser to the Company in exchange for (1) a payment by Barings of $85.0 million directly to the Company’s stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of the Company's common stock at net asset value ("NAV") and (3) a commitment from Barings to purchase up to $50.0 million of shares of the Company's common stock in the open market at prices up to and including the Company's then-current NAV per share for a two-year period, after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares of the Company's common stock at the greater of the Company's then-current NAV per share and market price (collectively, the "Externalization Transaction"). The Asset Sale Transaction and the Externalization Transaction are collectively referred to herein as the "Transactions." The Transactions were approved by the Company's stockholders at the Company's July 24, 2018 special meeting of stockholders (the "Special Meeting"). The Asset Sale Transaction closed on July 31, 2018.
In connection with the closing of the Asset Sale Transaction, the Company caused notices to be issued to the holders of its unsecured notes due 2022 issued in 2012 (the "December 2022 Notes") and unsecured notes due 2022 issued in 2015 (the "March 2022 Notes") regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. The December 2022 Notes and the March 2022 Notes were redeemed at 100% of their principal amount ($25.00 per Note), plus the accrued and unpaid interest thereon from June 15, 2018 to, but excluding, August 30, 2018. In furtherance of the redemption, on July 31, 2018, the Company irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes, funds in trust for the purposes of redeeming all of the issued and outstanding December 2022 Notes and March 2022 Notes and paying all sums due and payable under the indenture and supplements thereto. As a result, the Company’s obligations under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes were satisfied and discharged as of July 31, 2018, except with respect to those obligations that the indenture expressly provides shall survive the satisfaction and discharge of the indenture. In addition, in connection with the closing of the Asset Sale Transaction, the Company terminated its senior secured credit facility entered into in May 2015 and subsequently amended in May 2017.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Organization
The Company is a Maryland corporation incorporated on October 10, 2006. Prior to the Externalization Transaction, the Company was internally managed by its executive officers under the supervision of its Board of Directors (the "Board"). During this period, the Company did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. On August 2, 2018, the Company entered into an investment advisory agreement (the "Advisory Agreement") and became an externally-managed BDC managed by the Adviser. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. See Note 2 - Agreements and Related Party Transactions for additional information regarding the Advisory Agreement and the Administration Agreement.
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
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Share Repurchase Plan
On February 25, 2019, the Company adopted a share repurchase plan, pursuant to Board approval, for the purpose of repurchasing shares of the Company's common stock in the open market (the "Share Repurchase Plan"). The Board authorized the Company to repurchase in 2019 up to a maximum of 5.0% of the amount of shares outstanding under the following targets:

•	a maximum of 2.5% of the amount of shares of the Company's common stock outstanding if shares trade below NAV per share but in excess of 90% of NAV per share; and

•	a maximum of 5.0% of the amount of shares of the Company's common stock outstanding if shares trade below 90% of NAV per share.
The Share Repurchase Plan will be executed in accordance with applicable rules under the Securities Exchange Act of 1934, as amended, including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the Share Repurchase Plan. The Share Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company has been delegated the authority to repurchase shares on the Company's behalf in the open market, pursuant to, and under the terms and limitations of, the Share Repurchase Plan. There is no assurance that the Company will purchase shares at any specific discount levels or in any specific amounts. The Company's repurchase activity will be disclosed in its periodic reports for the relevant fiscal periods. There is no assurance that the market price of the Company's shares, either absolutely or relative to NAV, will increase as a result of any share repurchases, or that the Share Repurchase Plan will enhance stockholder value over the long term.
During the three months ended March 31, 2019, the Company repurchased a total of 593,405 shares of its common stock in the open market under the Share Repurchase Plan at an average price of $9.88 per share, including broker commissions.
2. AGREEMENTS AND RELATED PARTY TRANSACTIONS
On August 2, 2018, the Company entered into the Advisory Agreement and an administration agreement (the "Administration Agreement") with the Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Pursuant to the Advisory Agreement and the Administration Agreement, the Adviser serves as the Company’s investment adviser and administrator and manages its investment portfolio. The Company’s then-current board of directors unanimously approved the Advisory Agreement at an in-person meeting on March 22, 2018. The Company’s stockholders approved the Advisory Agreement at the Special Meeting.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. For the three months ended March 31, 2019, the Base Management Fee was approximately $2.5 million. As of March 31, 2019, the base management fee was unpaid and included in "Accounts Payable and Accrued Liabilities" in the accompanying consolidated balance sheet.
Incentive Fee
The Incentive Fee is comprised of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the "Income-Based Fee") and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year (the "Capital Gains Fee"). The Company did not pay any Incentive Fee for the three months ended March 31, 2019.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

For the three months ended March 31, 2019, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.6 million under the terms of the Administration Agreement, which amount is included in "General and administrative expenses" in the accompanying unaudited consolidated statement of operations. As of March 31, 2019, these administrative expenses were unpaid and included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.
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
3. INVESTMENTS
Portfolio Composition
As of March 31, 2019 and December 31, 2018, approximately $837.7 million and $845.6 million, respectively, or 74.3% and 78.5%, respectively, of the Company's investment portfolio (excluding the Company's investment in short-term money market funds) was invested in syndicated senior secured loans, and approximately $289.3 million and $231.0 million, respectively, or 25.7% and 21.5%, respectively, of the Company's investment portfolio (excluding the Company's investment in short-term money market funds) was invested in senior secured, middle-market, private debt investments.
Currently, the Company is invested in syndicated senior secured loans, bonds and other fixed income securities. Over time, the Adviser expects to transition the Company's portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. The Adviser's existing SEC exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017, permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The cost basis of the Company's debt investments includes any unamortized purchased premium or discount and unamortized loan origination fees. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2019:
Senior debt and 1st lien notes	$1,140,532,773	94%	$1,113,978,655	94%	191%
Subordinated debt and 2nd lien notes	12,586,881	1	12,488,025	1	2
Equity shares	515,825	—	503,075	—	—
Short-term investments	62,414,373	5	62,414,373	5	11
	$1,216,049,852	100%	$1,189,384,128	100%	204%
December 31, 2018:
Senior debt and 1st lien notes	$1,120,401,043	95%	$1,068,436,847	95%	190%
Subordinated debt and 2nd lien notes	7,777,847	1	7,679,132	1	1
Equity shares	515,825	—	515,825	—	—
Short-term investments	45,223,941	4	45,223,941	4	8
	$1,173,918,656	100%	$1,121,855,745	100%	199%
During the three months ended March 31, 2019, the Company purchased $0.7 million in syndicated senior secured loans, made new investments in six middle-market portfolio companies totaling $63.0 million, consisting of five senior secured private debt investments and one second lien private debt investment, and made additional debt investments in two existing portfolio companies totaling $1.7 million. In addition, the Company invested $17.2 million, net, in money market fund investments during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company made investments in nine existing portfolio companies totaling approximately $28.3 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The industry composition of investments at fair value at March 31, 2019 and December 31, 2018, excluding short-term investments, was as follows:

	March 31, 2019		December 31, 2018
Aerospace and Defense	$28,828,542	2.6%	$28,944,709	2.7%
Automotive	35,388,301	3.1%	36,052,950	3.3%
Banking, Finance, Insurance and Real Estate	111,570,291	9.9%	97,220,907	9.0%
Beverage, Food and Tobacco	30,921,392	2.7%	30,978,576	2.9%
Capital Equipment	42,733,179	3.8%	46,630,026	4.3%
Chemicals, Plastics, and Rubber	24,236,534	2.1%	23,983,552	2.2%
Construction and Building	29,223,942	2.6%	29,157,682	2.7%
Consumer goods: Durable	21,094,199	1.9%	21,118,531	2.0%
Consumer goods: Non-durable	22,372,327	2.0%	25,025,317	2.3%
Containers, Packaging and Glass	55,230,854	4.9%	53,729,065	5.0%
Energy: Electricity	17,589,912	1.6%	17,682,349	1.6%
Energy: Oil and Gas	18,648,524	1.6%	17,872,908	1.7%
Healthcare and Pharmaceuticals	146,085,065	13.0%	143,160,276	13.3%
High Tech Industries	116,692,331	10.3%	93,740,806	8.7%
Hotel, Gaming and Leisure	24,483,002	2.2%	23,742,260	2.2%
Media: Advertising, Printing and Publishing	35,806,510	3.2%	30,315,332	2.8%
Media: Broadcasting and Subscription	17,797,353	1.6%	22,510,963	2.1%
Media: Diversified and Production	15,707,204	1.4%	15,325,025	1.4%
Metals and Mining	4,384,390	0.4%	5,944,424	0.6%
Retail	54,708,221	4.8%	53,507,322	5.0%
Services: Business	124,707,440	11.1%	107,136,887	10.0%
Services: Consumer	31,806,242	2.8%	31,122,421	2.9%
Telecommunications	26,543,939	2.3%	26,019,130	2.4%
Transportation: Cargo	54,297,710	4.8%	54,394,774	5.1%
Transportation: Consumer	13,550,006	1.2%	18,755,533	1.7%
Utilities: Electric	10,731,608	1.0%	10,656,505	1.0%
Utilities: Oil and Gas	11,830,737	1.1%	11,903,574	1.1%
Total	$1,126,969,755	100.0%	$1,076,631,804	100.0%
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The Company's money market fund investments are generally valued using Level 1 inputs and its syndicated senior secured loans are generally valued using Level 2 inputs. The Company's senior secured, middle-market, private debt investments will generally be valued using Level 3 inputs.
Independent Valuation Review
The Company has engaged an independent valuation firm to provide third-party valuation consulting services which consist of certain limited procedures that the Company identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures are generally performed with respect to the Company's senior secured, middle-market investments, and are generally performed with respect to each investment every quarter beginning in the quarter after the investment is made. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders' best interest, to request the independent valuation firm to perform the Procedures on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The total number of senior secured, middle-market investments and the percentage of the Company's total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2018(2)	—	—%
December 31, 2018	5	100%
March 31, 2019	18	100%

(1)	Exclusive of the fair value of new middle-market investments made during the quarter and middle-market investments repaid subsequent to the end of the reporting period.

(2)
The Company did not engage any independent valuation firms to perform the Procedures for the third quarter of 2018 as the Company's investment portfolio consisted primarily of newly-originated investments.

Upon completion of the Procedures, the valuation firm concluded that, with respect to each investment reviewed by the valuation firm, the fair value of those investments subjected to the Procedures appeared reasonable. Finally, the Board determined in good faith that the Company's investments were valued at fair value in accordance with the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and the independent valuation firm.
Investment Valuation Inputs and Techniques
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
Income Approach
The Company utilizes an Income Approach model in valuing its private debt investment portfolio, which consists of middle-market senior secured loans with floating reference rates. As vendor and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of a performing credit index as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. The implied yield used within the model is considered a significant unobservable input. As such, these assets are generally classified within Level 3. If the valuation process for a particular debt investment results in a value above par, the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
Fair value measurements using the Income Approach model can be sensitive to changes in one or more of the inputs. Assuming all other inputs to the Income Approach model remain constant, any increase (decrease) in the discount margin of the baseline index for a particular debt security would result in a lower (higher) fair value for that security. Assuming all other inputs to the Income Approach model remain constant, any improvement (decline) in the credit profile of the issuer of a particular debt security would result in a higher (lower) fair value for that security.
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
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at March 31, 2019 and December 31, 2018 are summarized as follows:

March 31, 2019:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$229,477,619	Income Approach	Implied Spread	4.4% – 7.2%	5.7%
	62,231,734	Market Approach	Pricing Service Quotes	95.8% – 99.8%	98.5%
Subordinated debt and 2nd lien notes	12,488,025	Income Approach	Implied Spread	9.2% – 9.5%	9.4%
Equity shares	503,075	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	9.0x – 11.5x	9.7x

(1)	One senior debt investment with a total fair value of $7,005,454 was repaid subsequent to the end of the reporting period and was valued at its transaction value.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2018:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$178,647,302	Income Approach	Implied Spread	4.9% – 7.0%	5.8%
	66,964,957	Market Approach	Pricing Service Quotes	91.5% – 97.5%	95.4%
Subordinated debt and 2nd lien notes	7,679,132	Income Approach	Implied Spread	9.0% – 9.4%	9.3%
Equity shares	515,825	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	9.1x – 10.3x	9.5x

(1)	One senior debt investment with a total fair value of $12,375,000 was valued using an unobservable market transaction.
The following tables present the Company’s investment portfolio at fair value as of March 31, 2019 and December 31, 2018, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$815,263,848	$298,714,807	$1,113,978,655
Subordinated debt and 2nd lien notes	—	—	12,488,025	12,488,025
Equity shares	—	—	503,075	503,075
Short-term investments	62,414,373	—	—	62,414,373
	$62,414,373	$815,263,848	$311,705,907	$1,189,384,128

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$810,449,588	$257,987,259	$1,068,436,847
Subordinated debt and 2nd lien notes	—	—	7,679,132	7,679,132
Equity shares	—	—	515,825	515,825
Short-term investments	45,223,941	—	—	45,223,941
	$45,223,941	$810,449,588	$266,182,216	$1,121,855,745
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd lien notes	Equity Shares	Total
Fair value, beginning of period	$257,987,259	$7,679,132	$515,825	$266,182,216
New investments	60,509,980	4,951,685	—	65,461,665
Transfers out of Level 3	(12,738,944)	—	—	(12,738,944)
Proceeds from sales of investments	(5,917,497)	—	—	(5,917,497)
Loan origination fees received	(838,456)	(148,551)	—	(987,007)
Principal repayments received	(1,426,089)	—	—	(1,426,089)
Accretion of loan discounts	(4,419)	—	—	(4,419)
Accretion of deferred loan origination revenue	217,183	5,900	—	223,083
Realized loss	(40,657)	—	—	(40,657)
Unrealized appreciation (depreciation)	966,447	(141)	(12,750)	953,556
Fair value, end of period	$298,714,807	$12,488,025	$503,075	$311,705,907

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2018:	Subordinated Debt and 2nd Lien Notes	Senior Debt and 1st Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$589,548,358	$262,803,297	$162,543,691	$1,389,000	$1,016,284,346
New investments	7,500,000	19,274,897	1,510,176	—	28,285,073
Reclassifications	(8,617,000)	8,617,000	—	—	—
Proceeds from sales of investments	—	—	(12,679,815)	(708)	(12,680,523)
Loan origination fees received	—	(205,499)	—	—	(205,499)
Principal repayments received	(54,962,057)	(13,797,604)	—	—	(68,759,661)
PIK interest earned(1)	1,614,863	113,858	—	—	1,728,721
PIK interest payments received	(1,751,161)	(1,403,097)	—	—	(3,154,258)
Accretion of loan discounts	5,986	—	—	—	5,986
Accretion of deferred loan origination revenue	1,019,197	205,195	—	—	1,224,392
Realized gain (loss)	(17,548,759)	—	8,869,765	708	(8,678,286)
Unrealized appreciation (depreciation)	16,012,067	9,874	(6,081,002)	(6,000)	9,934,939
Fair value, end of period	$532,821,494	$275,617,921	$154,162,815	$1,383,000	$963,985,230

(1)
Prior to the Asset Sale Transaction, certain of the Company's investments contained payment-in-kind ("PIK") interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on investments of $24.5 million during the three months March 31, 2019 was related to portfolio company investments that were still held by the Company as of March 31, 2019. Pre-tax net unrealized depreciation on investments of $3.1 million during the three months ended March 31, 2018 was related to portfolio company investments that were still held by the Company as of March 31, 2018.
Exclusive of short-term investments, during the three months ended March 31, 2019, the Company made investments of approximately $62.9 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2019, the Company made investments of $2.5 million in companies to which it was previously committed to provide such financing.
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

Barings BDC, Inc.
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
Fee income for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Recurring Fee Income:
Amortization of loan origination fees	$145,318	$580,925
Management, valuation and other fees	52,309	197,761
Total Recurring Fee Income	197,627	778,686
Non-Recurring Fee Income:
Prepayment fees	—	238,932
Acceleration of unamortized loan origination fees	79,079	643,467
Advisory, loan amendment and other fees	24,351	126,905
Total Non-Recurring Fee Income	103,430	1,009,304
Total Fee Income	$301,057	$1,787,990
Concentration of Credit Risk
As of both March 31, 2019 and December 31, 2018, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both March 31, 2019 and December 31, 2018, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 2.2% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of March 31, 2019, $804.4 million of the Company's assets were (or will be pledged when the related investment purchase settles) as collateral for the August 2018 Credit Facility and $398.3 million were (or will be pledged when the related investment purchase settles) as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currency
As of March 31, 2019 and December 31, 2018, the Company did not hold any investments that were denominated in foreign currencies.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

4. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
The company did not have any investments in and advances to affiliates during the three months ended March 31, 2019. The following schedule presents information about investments in and advances to affiliates for the year ended December 31, 2018:

Year Ended December 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018 Value
Portfolio Company	Type of Investment(1)
Control Investments:

CRS-SPV, Inc.	Common Stock (1,100 shares)	$(8,775,003)	$(1,855,000)	$100,000	$20,283,000	$—	$20,283,000	$—
		(8,775,003)	(1,855,000)	100,000	20,283,000	—	20,283,000	—

Frank Entertainment Group, LLC	Senior Note (6% Cash)(5)	(4,472,966)	4,205,494	—	6,541,000	5,214,278	11,755,278	—
	Second Lien Term Note (2.5% Cash)(5)	(3,150,520)	2,879,479	—	—	3,183,307	3,183,307	—
	Redeemable Preferred Units (2,800,000 units)	(2,800,000)	2,800,000	—	—	2,800,000	2,800,000	—
	Redeemable Class B Preferred Units (2,800,000 units)	(2,800,000)	2,800,000	—	—	2,800,000	2,800,000	—
	Class A Common Units (606,552 units)	(1,000,000)	1,000,000		—	1,000,000	1,000,000	—
		(14,223,486)	13,684,973	—	6,541,000	14,997,585	21,538,585	—

FrontStream Holdings, LLC	Subordinate Note (LIBOR + 6.0% Cash)(5)(6)	(6,650,730)	6,609,389	—	7,414,000	9,709,389	17,123,389	—
	Common Stock (1,000 shares)	(500,000)	500,000	—	—	500,000	500,000	—
		(7,150,730)	7,109,389	—	7,414,000	10,209,389	17,623,389	—

Frontstreet Facility Solutions, Inc.	Subordinated Note (13% Cash)	(7,566,670)	4,697,172	652,624	3,750,000	4,712,628	8,462,628	—
	Series A Convertible Preferred Stock (60,000 shares)	(250,575)	250,575	—	—	250,575	250,575	—
	Series B Convertible Preferred Stock (20,000 shares)	(500,144)	500,144	—	—	500,144	500,144	—
	Common Stock (27,890 shares)	(279)	279	—	—	279	279	—
		(8,317,668)	5,448,170	652,624	3,750,000	5,463,626	9,213,626	—

Investments not held at the end of the period		(75,817)	—	—	—	75,817	75,817	—

Total Control Investments		(38,542,704)	24,387,532	752,624	37,988,000	30,746,417	68,734,417	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018 Value
Portfolio Company	Type of Investment(1)
Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	$101,129	$(155,098)	$149,598	$6,434,000	$162,778	$6,596,778	$—
	Units (318,977 units)	(535,011)	527,331	—	266,000	527,331	793,331	—
		(433,882)	372,233	149,598	6,700,000	690,109	7,390,109	—

Consolidated Lumber Holdings, LLC	Class A Units (15,000 units)	1,000,000	(3,000,000)	339,893	4,500,000	1,000,000	5,500,000	—
		1,000,000	(3,000,000)	339,893	4,500,000	1,000,000	5,500,000	—

FCL Holding SPV, LLC	Class A Interest (24,873 units)	413,760	(278,000)	302,294	570,000	413,760	983,760	—
	Class B Interest (48,427 units)	—	—	—	—	—	—	—
	Class B Interest (3,746 units)	—	—	—	—	—	—	—
		413,760	(278,000)	302,294	570,000	413,760	983,760	—

Mac Land Holdings, Inc.	Common Stock (139 shares)	(369,000)	369,000	—	—	369,000	369,000	—
		(369,000)	369,000	—	—	369,000	369,000	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	1,040,327	—	2,125,986	23,308,085	1,374,840	24,682,925	—
	Jr. Subordinated Note (10% PIK)	282,473	—	325,662	5,114,592	609,514	5,724,106	—
	Jr. Subordinated Bridge Note (20% PIK)	72,836	—	297,881	2,412,295	371,461	2,783,756	—
	Series A Redeemable Senior Preferred Stock (7,839 shares)	3,478,355	(2,768,352)	—	10,390,000	3,478,355	13,868,355	—
	Common Stock (1,668,691 shares)	34,666,262	(15,710,262)	—	16,044,000	34,666,262	50,710,262	—
		39,540,253	(18,478,614)	2,749,529	57,268,972	40,500,432	97,769,404	—

Passport Food Group, LLC	Senior Notes (LIBOR + 9.0% Cash)(6)	(7,234,021)	2,976,160	1,346,145	16,672,000	3,016,086	19,688,086	—
	Common Stock (20,000 shares)	(2,000,000)	1,643,000	—	357,000	1,643,000	2,000,000	—
		(9,234,021)	4,619,160	1,346,145	17,029,000	4,659,086	21,688,086	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018 Value
Portfolio Company	Type of Investment(1)
PCX Aerostructures, LLC	Subordinated Note (6% Cash)	$(8,589,777)	$8,670,000	$1,353,746	$22,574,000	$9,495,146	$32,069,146	$—
	Subordinated Note (6% PIK)	—	211,286	5,068	548,000	216,354	764,354	—
	Series A Preferred Stock (6,066 shares)	(6,065,621)	6,065,621	—	—	6,065,621	6,065,621	—
	Series B Preferred Stock (1,411 shares)	(1,410,514)	410,514	—	—	1,410,514	1,410,514	—
	Class A Common Stock (121,922 shares)	(30,480)	30,480	—	—	30,480	30,480	—
		(16,096,392)	15,387,901	1,358,814	23,122,000	17,218,115	40,340,115	—

Team Waste, LLC	Subordinated Note (10% Cash, 2% PIK)	—	—	297,923	4,930,962	113,713	5,044,675	—
	Preferred Units (500,000 units)	3,475,467	—	—	10,000,000	3,475,467	13,475,467	—
		3,475,467	—	297,923	14,930,962	3,589,180	18,520,142	—

Technology Crops, LLC	Senior Notes (12% Cash)(5)	(8,493,169)	3,677,102	592,861	8,617,000	3,677,102	12,294,102	—
	Common Units (50 units)	(500,000)	500,000	—	—	500,000	500,000	—
		(8,993,169)	4,177,102	592,861	8,617,000	4,177,102	12,794,102	—

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	(282,587)	—	648,832	9,431,015	91,895	9,522,910	—
	Preferred Units (1,685,357 units)	206,638	32,069	—	1,524,000	238,707	1,762,707	—
		(75,949)	32,069	648,832	10,955,015	330,602	11,285,617	—

Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	(950,000)	1,000,000	—	—	1,000,000	1,000,000	—
		(950,000)	1,000,000	—	—	1,000,000	1,000,000	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	169,252	(96,252)	—	302,000	169,252	471,252	—
	Common Shares (100,000 shares)	(175,000)	581,000	—	419,000	581,000	1,000,000	—
		(5,748)	484,748	—	721,000	750,252	1,471,252	—

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	1,312,617	(2,688,000)	—	2,688,000	1,312,617	4,000,617	—
		1,312,617	(2,688,000)	—	2,688,000	1,312,617	4,000,617	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018 Value
Portfolio Company	Type of Investment(1)
Investments not held at the end of the period		$355,394	$—	$—	$—	$473,234	$473,234	$—
Deferred taxes		—	1,199,969	—	—	—	—	—

Total Affiliate Investments		$9,939,330	$3,197,568	$7,785,889	$147,101,949	$76,483,489	$223,585,438	$—

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
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), the Company must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Audited and Unaudited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary) is reflected net of applicable federal and state income taxes in the Company's Consolidated Statements of Operations, with the related deferred tax assets or liabilities included in "Accounts Payable and Accrued Liabilities" in the Company's Consolidated Balance Sheets.
For federal income tax purposes, the cost of investments owned as of March 31, 2019 and December 31, 2018 was approximately $1,215.4 million and $1,173.3 million, respectively. As of March 31, 2019, net unrealized depreciation on the Company's investments (tax basis) was approximately $26.0 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $2.0 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $28.0 million. The cost of investments owned (tax basis) listed above does not include the RIC's basis in the Taxable Subsidiaries. As of March 31, 2019, the cost (tax basis) of the RIC's investments in the Taxable Subsidiaries was approximately $19.5 million. As of December 31, 2018, net unrealized depreciation on the Company's investments (tax basis) was approximately $51.4 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $1.6

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $53.0 million.
6. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2019 and December 31, 2018:

Issuance Date	Maturity Date	Interest Rate as of March 31, 2019	March 31, 2019	December 31, 2018
Credit Facilities:
February 21, 2019	February 21, 2024	4.750%	$40,000,000	$—
August 3, 2018 - Class A	August 3, 2019	3.695%	96,666,667	190,000,000
August 3, 2018 - Class A-1	August 3, 2020	3.695%	483,333,333	380,000,000
Total Credit Facilities			$620,000,000	$570,000,000
August 2018 Credit Facility
On July 3, 2018, the Company formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company (“BSF”), the primary purpose of which is to function as the Company's special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into the August 2018 Credit Facility with Bank of America, N.A., as administrative agent (the "Administrative Agent") and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018 (the "Security Agreement") pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments (the "Pledged Property"). In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property will be held in the custody of State Street Bank and Trust Company, as collateral administrator (the "Collateral Administrator"). The Collateral Administrator will maintain and perform certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator will only be authorized to make distributions and payments from Pledged Property based on the written instructions of the Administrative Agent.
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, the Company reduced its Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. In connection with this reduction, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Under the August 2018 Credit Facility, BSF has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for credit facilities of this nature. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within two business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by BSF of certain ineligible assets; (d) the insolvency or bankruptcy of BSF; and (e) the decline of BSF’s NAV below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate. As of March 31, 2019, BSF was in compliance with all covenants under the August 2018 Credit Facility.
Borrowings of BSF will be considered borrowings by Barings BDC, Inc. for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of BSF under the August 2018 Credit Facility are non-recourse to Barings BDC, Inc.
As of March 31, 2019 and December 31, 2018, BSF had borrowings of $580.0 million and $570.0 million, respectively, outstanding under the August 2018 Credit Facility with an interest rate of 3.695% and 3.654%, respectively. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2019 and December 31, 2018, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $580.0 million and $570.0 million, respectively.
February 2019 Credit Facility
On February 21, 2019, the Company entered into the February 2019 Credit Facility with ING Capital LLC ("ING"), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company's assets and guaranteed by certain subsidiaries of the Company. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year amortization period with a final maturity date of February 21, 2024.
Borrowings under the February 2019 Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if the Company receives an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if the Company receives an investment grade credit rating), (iii) for borrowings denominated in Canadian dollars, the applicable Canadian dollars Screen Rate plus 2.25% (or, after one year, 2.00% if the Company receives an investment grade credit rating), or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month LIBOR plus 1.0% and (v) 1%. The applicable LIBOR rate depends on the term of the draw under the February 2019 Credit Facility. The Company pays a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than one third of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than one third of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum shareholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of March 31, 2019, the Company was in compliance with all covenants under the February 2019 Credit Facility.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of March 31, 2019, the Company had borrowings of $40.0 million outstanding under the February 2019 Credit Facility with an interest rate of 4.75%. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $40.0 million.
7. EQUITY-BASED COMPENSATION PLANS
Prior to the Externalization Transaction, the Company utilized the Triangle Capital Corporation Omnibus Incentive Plan (the "Omnibus Plan") to compensate its professionals. The Omnibus Plan provided for grants of restricted stock and options to employees, officers and directors. Equity-based awards granted under the Omnibus Plan to independent directors generally vested over a one-year period and equity-based awards granted under the Omnibus Plan to executive officers and employees generally vested ratably over a four-year period. On July 31, 2018, in connection with the closing of the Asset Sale Transaction, all 904,060 outstanding shares of restricted stock outstanding under the Omnibus Plan vested and on August 2, 2018, the Board terminated the Omnibus Plan.
The Company accounted for its equity-based compensation using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, the Company measured the grant date fair value based upon the market price of the Company’s common stock on the date of the grant and amortized this fair value to compensation expense ratably over the requisite service period or vesting term. In the three months ended March 31, 2018, the Company recognized equity-based compensation expense of approximately $1.5 million.
The following table presents information with respect to equity-based compensation for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	748,674	$19.79
Shares granted during the period	409,000	$10.68
Shares vested during the period	(266,250)	$20.66
Unvested shares, end of period	891,424	$15.35
8. TRANSACTIONS WITH CONTROLLED COMPANIES
During the three months ended March 31, 2018, the Company received management fees from SRC Worldwide, Inc., a wholly-owned subsidiary of CRS-SPV, Inc., of $100,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the three months ended March 31, 2018, the Company recognized dividend and interest income from certain control investments as disclosed in Note 4 - Schedule of Investments in and Advances to Affiliates. During the three months ended March 31, 2019, there were no transactions with controlled companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2019 and December 31, 2018 were as follows:

Portfolio Company	Investment Type	March 31, 2019	December 31, 2018
Anju Software, Inc.	Delayed Draw Term Loan	$7,925,485	$—
Aveanna Healthcare Holdings, Inc.(1)	Delayed Draw Term Loan	—	804,620
JS Held, LLC(1)	Delayed Draw Term Loan	1,351,373	2,275,039
Lighthouse Autism Center(1)	Delayed Draw Term Loan	6,172,840	6,172,840
ProcessBarron (PB Holdings, LLC)	Delayed Draw Term Loan	1,022,646	—
Professional Datasolutions, Inc. (PDI)	Delayed Draw Term Loan	1,666,994	—
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	1,325,699	1,325,699
Transportation Insight, LLC(1)	Delayed Draw Term Loan	5,516,932	5,516,932
US Legal Support, Inc.(1)	Delayed Draw Term Loan	2,414,500	3,153,265
Total unused commitments to extend financing		$27,396,469	$19,248,395

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.

The Company and certain of its former executive officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Southern District of New York (and then transferred to the United States District Court for the Eastern District of North Carolina) on behalf of all persons who purchased or otherwise acquired the Company's common stock between May 7, 2014 and November 1, 2017. The first lawsuit was filed on November 21, 2017, and was captioned Elias Dagher, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00015-FL (the "Dagher Action"). The second lawsuit was filed on November 28, 2017, and was captioned Gary W. Holden, et al., v. Triangle Capital Corporation, et al., Case No. 5:18-cv-00010-FL (the "Holden Action"). The Dagher Action and the Holden Action were consolidated and are currently captioned In re Triangle Capital Corp. Securities Litigation, Master File No. 5:18-cv-00010-FL.
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019 the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On April 18, 2019, the defendants filed a response in opposition to the plaintiff’s motion for leave.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

10. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Per share data:
Net asset value at beginning of period	$10.98	$13.43
Net investment income(1)	0.16	0.27
Net realized loss on investments / foreign currency borrowings(1)	—	(0.15)
Net unrealized appreciation on investments / foreign currency borrowings(1)	0.50	0.19
Total increase from investment operations(1)	0.66	0.31
Dividends paid to stockholders from net investment income	(0.12)	(0.30)
Purchases of shares in share repurchase plan	0.02	—
Stock-based compensation	—	(0.07)
Other(2)	(0.02)	(0.01)
Net asset value at end of period	$11.52	$13.36
Market value at end of period(3)	$9.81	$11.13
Shares outstanding at end of period	50,690,659	48,024,614
Net assets at end of period	$584,161,314	$641,511,702
Average net assets	$574,021,391	$644,726,863
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)	7.28%	8.32%
Ratio of net investment income to average net assets (annualized)	5.54%	7.89%
Portfolio turnover ratio	20.34%	2.60%
Total return(4)	10.18%	20.41%

(1)	Weighted average per share data—basic and diluted.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

11. SUBSEQUENT EVENTS
On May 8, 2019, the Company entered into a limited liability company agreement with South Carolina Retirement Systems Group Trust ("SCRS"), a public agency subject to South Carolina law, to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which will invest in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans, structured products and real estate debt. The Company and SCRS have committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments.
On May 9, 2019, the Company completed a $449.3 million term debt securitization (the “Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the Debt Securitization (collectively, the “2019 Notes”) were issued by Barings BDC Static CLO Ltd. 2019-I (“BBDC Static CLO Ltd.”) and Barings BDC Static CLO 2019-I, LLC, wholly-owned and consolidated subsidiaries of the Company (collectively, the “Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes (“Class A-1 2019 Notes”), which bear interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes (“Class A-2 2019 Notes”), which bear interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which do not bear interest and are not rated. The Company retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for the Company’s sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests therein distributed to the Company by BSF. The 2019 Notes are scheduled to mature on April 15, 2027; however the 2019 Notes may be redeemed by the Issuers, at the direction of the Company as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the Issuers.
The Class A-1 2019 Notes and Class A-2 2019 Notes are the secured obligations of the Issuers, the Subordinated 2019 Notes are the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes includes customary covenants and events of default. The 2019 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
Following the closing of the Debt Securitization, the Company repaid approximately $344.5 million of outstanding borrowings under the August 2018 Credit Facility with proceeds from the Debt Securitization. In addition, the Company reduced its Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced its Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million effective May 9, 2019.
The Company serves as collateral manager to BBDC Static CLO Ltd. under a collateral management agreement and has agreed to irrevocably waive collateral management fees paid pursuant to the collateral management agreement.
On May 9, 2019, the Board declared a quarterly distribution of $0.13 per share payable on June 19, 2019 to holders of record as of June 12, 2019.
Subsequent to March 31, 2019, the Company made approximately $66.1 million of new middle-market private debt commitments, of which approximately $54.6 million closed. The $54.6 million of middle-market investments consist of all first lien senior secured debt and the weighted average yield of the closed originations was 7.6%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended March 31, 2019, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Item 1A entitled "Risk Factors" in Part II of this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
The Asset Sale and Externalization Transactions
On April 3, 2018, we entered into an asset purchase agreement with BSP Asset Acquisition I, LLC, or the Asset Buyer (an affiliate of Benefit Street Partners L.L.C.), pursuant to which we agreed to sell our December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, such transaction referred to herein as the Asset Sale Transaction.
Also on April 3, 2018, we entered into a stock purchase and transaction agreement, or the Externalization Agreement, with Barings LLC, or Barings, through which Barings agreed to become the investment adviser to the Company in exchange for (1) a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to our stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of our common stock at net asset value, or NAV, and (3) a commitment from Barings to purchase up to $50.0 million of shares of our common stock in the open market at prices up to and including our then-current net asset value per share for a two-year period, after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares of our common stock at the greater of our then-current NAV per share and market price (collectively, the Externalization Transaction). The Asset Sale Transaction and the Externalization Transaction are collectively referred to as the Transactions. The Transactions were approved by our stockholders at our July 24, 2018 special meeting of stockholders, or the Special Meeting. The Asset Sale Transaction closed on July 31, 2018.
In connection with the closing of the Asset Sale Transaction, we caused notices to be issued to the holders of our unsecured notes due 2022 issued in 2012, or the December 2022 Notes, and our unsecured notes due 2022 issued in 2015 or the March 2022 Notes, regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. The December 2022 Notes and the March 2022 Notes were redeemed at 100% of their principal amount ($25.00 per Note), plus the accrued and unpaid interest thereon from June 15, 2018 to, but excluding, August 30, 2018. In furtherance of the redemption, on July

31, 2018, we irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes, funds in trust for the purposes of redeeming all of the issued and outstanding December 2022 Notes and March 2022 Notes and paying all sums due and payable under the indenture and supplements thereto. As a result, our obligations under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes were satisfied and discharged as of July 31, 2018, except with respect to those obligations that the indenture expressly provides shall survive the satisfaction and discharge of the indenture. In addition, in connection with the closing of the Asset Sale Transaction, we terminated our senior secured credit facility entered into in May 2015 (and subsequently amended in May 2017), or the May 2017 Credit Facility.
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
On September 24, 2018, or the Effective Date, Barings entered into a Rule 10b5-1 Purchase Plan, or the 10b5-1 Plan, that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of our common stock on the open market on behalf of Barings in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with Barings obligation under the Externalization Agreement to enter into a trading plan pursuant to which Barings committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, Barings fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of our common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, Barings had purchased 5,084,302 shares of our common stock pursuant to the 10b5-1 Plan and as of March 31, 2019, owned a total of 13,639,681 shares of our common stock, or 26.9% of the total shares outstanding.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. Prior to the Externalization Transaction, we were internally managed by our executive officers under the supervision of our Board of Directors, or the Board. During this period, we did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. On August 2, 2018, we entered into the Advisory Agreement and became an externally-managed BDC managed by Barings. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. Under the terms of the Advisory Agreement, the fees paid to Barings for managing our affairs will be determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the 1940 Act.
Prior to the Transactions, our business was to provide capital to lower middle-market companies located primarily in the United States. We focused on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company had annual revenues between $20.0 million and $300.0 million and annual earnings before interest, taxes, depreciation and amortization between $5.0 million and $75.0 million. We invested primarily in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, we generally invested in one or more equity instruments of the borrower, such as direct preferred or common equity interests. Our investments generally ranged from $5.0 million to $50.0 million per portfolio company.
Beginning August 2, 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Over time, Barings expects to transition our portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017, permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
As of March 31, 2019, the weighted average yield on our syndicated senior secured loan portfolio and our middle-market senior secured private debt portfolio was approximately 5.8% and 7.6%, respectively. As of March 31, 2019, the weighted average yield on these two portfolios on a combined basis was approximately 6.3%. The weighted-average yield on all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 6.1% as of March 31, 2019.
As of December 31, 2018, the weighted average yield on our syndicated senior secured loan portfolio and our middle-market senior secured private debt portfolio was approximately 5.8% and 7.6%, respectively. As of December 31, 2018, the weighted average yield on these two portfolios on a combined basis was approximately 6.2%. The weighted-average yield on all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 6.0% as of December 31, 2018.
As of March 31, 2018, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 10.9%, the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 9.4%, and weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 8.4%.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are now permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of March 31, 2019, our asset coverage ratio was 194.2%.
Portfolio Investment Composition
The total value of our investment portfolio was $1,189.4 million as of March 31, 2019, as compared to $1,121.9 million as of December 31, 2018. As of March 31, 2019, we had investments in 136 portfolio companies and one money market fund with an aggregate cost of $1,216.0 million. As of December 31, 2018, we had investments in 139 portfolio companies and one money market fund with an aggregate cost of $1,173.9 million. As of both March 31, 2019 and December 31, 2018, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2019 and December 31, 2018, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2019:
Senior debt and 1st lien notes	$1,140,532,773	94%	$1,113,978,655	94%
Subordinated debt and 2nd lien notes	12,586,881	1	12,488,025	1
Equity shares	515,825	—	503,075	—
Short-term investments	62,414,373	5	62,414,373	5
	$1,216,049,852	100%	$1,189,384,128	100%
December 31, 2018:
Senior debt and 1st lien notes	$1,120,401,043	95%	$1,068,436,847	95%
Subordinated debt and 2nd lien notes	7,777,847	1	7,679,132	1
Equity shares	515,825	—	515,825	—
Short-term investments	45,223,941	4	45,223,941	4
	$1,173,918,656	100%	$1,121,855,745	100%
Investment Activity
During the three months ended March 31, 2019, we purchased $0.7 million in syndicated senior secured loans, made new investments in six middle-market portfolio companies totaling $63.0 million, consisting of five senior secured private debt investments and one second lien private debt investment, and made additional debt investments in two existing portfolio companies totaling $1.7 million. In addition, we invested $17.2 million, net, in money market fund investments during the three months ended March 31, 2019. We received $5.9 million of principal payments and sold $33.4 million of syndicated secured loans and senior secured private debt investments, recognizing a net realized loss on these sales of $0.4 million. In addition, we received $0.3 million in escrow distributions from two portfolio companies, which were recognized as realized gains.
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
Total portfolio investment activity for the three months ended March 31, 2019 and 2018 was as follows:

Three Months Ended March 31, 2019:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd lien notes	Equity Shares	Short-term Investments	Total
Fair value, beginning of period	$1,068,436,847	$7,679,132	$515,825	$45,223,941	$1,121,855,745
New investments	60,406,507	4,951,685	—	174,926,000	240,284,192
Proceeds from sales of investments	(33,414,456)	—	(306,222)	(157,735,568)	(191,456,246)
Loan origination fees received	(838,455)	(148,551)	—	—	(987,006)
Principal repayments received	(5,862,482)	—	—	—	(5,862,482)
Accretion of loan discounts	58,115	—	—	—	58,115
Accretion of deferred loan origination revenue	218,497	5,900	—	—	224,397
Realized gain (loss)	(435,997)	—	306,222	—	(129,775)
Unrealized appreciation (depreciation)	25,410,079	(141)	(12,750)	—	25,397,188
Fair value, end of period	$1,113,978,655	$12,488,025	$503,075	$62,414,373	$1,189,384,128

Three Months Ended March 31, 2018:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd lien notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$262,803,297	$589,548,358	$162,543,691	$1,389,000	$1,016,284,346
New investments	19,274,897	7,500,000	1,510,176	—	28,285,073
Reclassifications	8,617,000	(8,617,000)	—	—	—
Proceeds from sales of investments	—	—	(12,679,815)	(708)	(12,680,523)
Loan origination fees received	(205,499)	—	—	—	(205,499)
Principal repayments received	(13,797,604)	(54,962,057)	—	—	(68,759,661)
PIK interest earned	113,858	1,614,863	—	—	1,728,721
PIK interest payments received	(1,403,097)	(1,751,161)	—	—	(3,154,258)
Accretion of loan discounts	—	5,986	—	—	5,986
Accretion of deferred loan origination revenue	205,195	1,019,197	—	—	1,224,392
Realized gain (loss)	—	(17,548,759)	8,869,765	708	(8,678,286)
Unrealized appreciation (depreciation)	9,874	16,012,067	(6,081,002)	(6,000)	9,934,939
Fair value, end of period	$275,617,921	$532,821,494	$154,162,815	$1,383,000	$963,985,230
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both March 31, 2019, and December 31, 2018 we had no non-accrual assets.

Results of Operations
Three months ended March 31, 2019 and March 31, 2018
Operating results for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Total investment income	$18,339,758	$26,076,087
Total operating expenses	10,382,471	13,351,909
Net investment income	7,957,287	12,724,178
Net realized losses	(129,775)	(7,255,160)
Net unrealized appreciation	25,397,188	9,053,425
Loss on extinguishment of debt	(44,395)	—
Provision for taxes	(17,992)	(50,790)
Net increase in net assets resulting from operations	$33,162,313	$14,471,653
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net increases in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Investment income:
Interest income	$18,034,014	$21,941,273
Dividend income	—	190,262
Fee and other income	301,057	1,787,990
Payment-in-kind interest income	—	1,728,721
Interest income from cash	4,687	427,841
Total investment income	$18,339,758	$26,076,087
The decrease in total investment income for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, was related to the shift in our investment focus subsequent to the Transactions. During the quarter ended March 31, 2019, our investment portfolio was primarily comprised of syndicated senior secured loans and senior secured private debt investments, which are lower yielding debt investments as compared to our investment portfolio during the quarter ended March 31, 2018, which was comprised primarily of senior and subordinated debt securities of privately-held, lower middle-market companies. The weighted average yield on our investments was 6.1% as of March 31, 2019, as compared to 8.4% as of March 31, 2018.
Operating Expenses

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Operating expenses:
Interest and other financing fees	$5,844,172	$7,590,548
Base management fees	2,450,995	—
Compensation expenses	118,444	4,092,852
General and administrative expenses	1,968,860	1,668,509
Total operating expenses	$10,382,471	$13,351,909
Interest and Other Financing Fees
Interest and other financing fees for the three months ended March 31, 2019 were attributable to borrowings under the August 2018 Credit Facility and the February 2019 Credit Facility (each as defined below under "Liquidity and Capital Resources"). Interest and other financing fees for the three months ended March 31, 2018 were attributed to borrowings under our SBA-guaranteed debentures, the May 2017 Credit Facility and both the March 2022 Notes and the December 2022 Notes. The decrease in interest and other financing fees was primarily related to lower weighted-average interest rates on outstanding borrowings during the the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Base Management Fees
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base management fees for any partial month or quarter are appropriately pro-rated. Prior to the Externalization Transaction, we were an internally-managed BDC and did not pay any base management fees. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2019, the amount of Base Management Fee incurred was approximately $2.5 million.
Compensation Expenses
Prior to the Transactions, compensation expenses were primarily influenced by headcount and levels of business activity. Our compensation expenses included salaries, discretionary compensation, equity-based compensation and benefits. Discretionary compensation was significantly impacted by our level of total investment income, our investment results, including investment realizations, prevailing labor markets and the external environment. In connection with the Transactions, all but two employees were terminated. The compensation expenses for the three months ended March 31, 2019 related to salaries, benefits and discretionary compensation of these remaining employees.
General and Administrative Expenses
On August 2, 2018, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We are required to reimburse Barings for the costs and expenses incurred by Barings in performing its obligations and providing personnel and facilities under the Administration Agreement. Prior to the Externalization Transaction, we operated as an internally-managed BDC and incurred these expenses directly. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Administration Agreement.
Net Realized Losses
Net realized losses during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(129,775)	$(11,939,484)
Affiliate investments	—	3,257,198
Control investments	—	4,000
Net realized losses on investments	(129,775)	(8,678,286)
Foreign currency borrowings	—	1,423,126
Net realized losses	$(129,775)	$(7,255,160)
In the three months ended March 31, 2019, we recognized net realized losses totaling $0.1 million, which consisted primarily of net losses on our syndicated senior secured loan portfolio of $0.4 million, partially offset by gains on escrow payments received of $0.3 million. In the three months ended March 31, 2018, we recognized net realized losses totaling $7.3 million, which consisted primarily of a loss on the restructuring of one non-control/non-affiliate investment totaling $16.1 million and a loss on the sale/repayment of one affiliate investment totaling $0.5 million, partially offset by a gain from a tax distribution from an affiliate investment totaling $3.8 million and net gains from the sales of ten non-control/non-affiliate investments totaling $5.6 million.

Net Unrealized Appreciation and Depreciation
Net unrealized appreciation (depreciation) during the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$25,397,188	$9,932,384
Affiliate investments	—	1,455,331
Control investments	—	(1,370,875)
Net unrealized appreciation on investments	25,397,188	10,016,840
Foreign currency borrowings	—	(963,415)
Net unrealized appreciation	$25,397,188	$9,053,425
During the three months ended March 31, 2019, we recorded net unrealized appreciation totaling $25.4 million consisting of net unrealized appreciation on our current portfolio of $24.5 million and net unrealized appreciation reclassification adjustments of $0.9 million related to the net realized losses on the sale of certain syndicated secured loans. During the three months ended March 31, 2018, we recorded net unrealized appreciation totaling $9.1 million, consisting of net unrealized depreciation on our current portfolio of $2.5 million and net unrealized appreciation reclassification adjustments of $11.6 million related to the realized gains and losses during the period.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our short-term investments, sales of our syndicated senior secured loans, our available borrowing capacity under the August 2018 Credit Facility and the February 2019 Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
For the three months ended March 31, 2019, we experienced a net decrease in cash in the amount of $9.4 million. During that period, our operating activities used $41.0 million in cash, consisting primarily of purchases of portfolio investments of $93.3 million and purchases of short-term investments of $174.9 million, partially offset by proceeds from sales of investments totaling $58.4 million and the sales of short-term investments of $157.7 million. In addition, our financing activities provided $31.6 million of cash, consisting primarily of net borrowings under the August 2018 Credit Facility and the February 2019 Credit Facility of $50.0 million, partially offset by purchases of shares in the share repurchase plan of $5.9 million, financing fees of $6.4 million and paid cash dividends in the amount of $6.1 million. As of March 31, 2019, we had $3.1 million of cash on hand.
For the three months ended March 31, 2018, we experienced a net increase in cash in the amount of $16.1 million. During that period, our operating activities provided $62.4 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of investments totaling $81.4 million, which in addition to the cash provided by other operating activities, was partially offset by portfolio investments of $28.3 million. In addition, financing activities decreased cash by $46.3 million, consisting primarily of repayments under the May 2017 Credit Facility of $30.6 million and cash dividends paid in the amount of $14.4 million. As of March 31, 2018, we had $207.9 million of cash on hand.
Financing Transactions
On July 3, 2018, we formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company, or BSF, the primary purpose of which is to function as our special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into a credit facility, or the August 2018 Credit Facility, with Bank of America, N.A., as administrative agent, or the Administrative Agent and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018, or the Security Agreement pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments, or the Pledged Property. In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property will be held in the custody of State Street Bank and Trust Company, as collateral administrator, or the Collateral Administrator. The Collateral Administrator will maintain and perform certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator will only be authorized to make distributions and payments from Pledged Property based on the written instructions of the Administrative Agent.

The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, we reduced our Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. In connection with this reduction, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility were written off and recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
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
As of March 31, 2019, BSF was in compliance with all covenants of the August 2018 Credit Facility and had borrowings of $580.0 million outstanding under the August 2018 Credit Facility with an interest rate of 3.695%. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2019, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $580.0 million.
On February 21, 2019, we entered into a credit facility, the February 2019 Credit Facility, with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year amortization period with a final maturity date of February 21, 2024.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in Canadian dollars, the applicable Canadian dollars Screen Rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if the we receive an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month LIBOR plus 1.0% and (v) 1%. The applicable LIBOR rate depends on the term of the draw under the February 2019 Credit Facility. We pay a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than one-third of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than one-third of total commitments.
As of March 31, 2019, we were in compliance with all covenants under the February 2019 Credit Facility and had borrowings of $40.0 million outstanding under the February 2019 Credit Facility with an interest rate of 4.75%. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $40.0 million.

Share Repurchase Plan
On February 25, 2019, we adopted a share repurchase plan, pursuant to Board approval, for the purpose of repurchasing shares of our common stock in the open market, or the Share Repurchase Plan. The Board authorized us to repurchase in 2019 up to a maximum of 5.0% of the amount of shares outstanding under the following targets:

•	a maximum of 2.5% of the amount of shares of our common stock outstanding if shares trade below NAV per share but in excess of 90% of NAV per share; and

•	a maximum of 5.0% of the amount of shares of our common stock outstanding if shares trade below 90% of NAV per share.
The Share Repurchase Plan will be executed in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the Share Repurchase Plan. The Share Repurchase Plan is designed to allow us to repurchase our shares both during our open window periods and at times when we otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by us has been delegated the authority to repurchase shares on our behalf in the open market, pursuant to, and under the terms and limitations of, the Share Repurchase Plan. There is no assurance that we will purchase shares at any specific discount levels or in any specific amounts. Our repurchase activity will be disclosed in our periodic reports for the relevant fiscal periods. There is no assurance that the market price of our shares, either absolutely or relative to NAV, will increase as a result of any share repurchases, or that the Share Repurchase Plan will enhance stockholder value over the long term.
During the three months ended March 31, 2019, we repurchased a total of 593,405 shares of our common stock in the open market under the Share Repurchase Plan at an average price of $9.88 per share, including broker commissions.
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
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Recent Developments
On May 8, 2019, we entered into a limited liability company agreement with South Carolina Retirement Systems Group Trust, or SCRS, a public agency subject to South Carolina law, to create and co-manage Jocassee Partners LLC, or Jocassee, a joint venture, which will invest in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans, structured products and real estate debt. We and SCRS have committed to initially provide $50 million and $500 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on each party's equity commitments.
On May 9, 2019, we completed a $449.3 million term debt securitization, or the Debt Securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing, which is consolidated for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the Debt Securitization, collectively, the 2019 Notes, were issued by Barings BDC Static CLO Ltd. 2019-I, or BBDC Static CLO Ltd., and Barings BDC Static CLO 2019-I, LLC, wholly-owned and consolidated subsidiaries. BBDC Static CLO Ltd. and Barings BDC Static CLO 2019-I, LLC are collectively referred to herein as the Issuers, and are secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes, or the Class A-1 2019 Notes, which bear interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes, or the Class A-2 2019 Notes, which bear interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which do not bear interest and are not rated. We retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for our sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests. The 2019 Notes are scheduled to mature on April 15, 2027; however the 2019 Notes may be redeemed by the Issuers, at our direction as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, we made customary representations, warranties and covenants to the Issuers.
The Class A-1 2019 Notes and Class A-2 2019 Notes are the secured obligations of the Issuers, the Subordinated 2019 Notes are the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes includes customary covenants and events of default. The 2019 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
Following the closing of the Debt Securitization, we repaid approximately $344.5 million of outstanding borrowings under the August 2018 Credit Facility with proceeds from the Debt Securitization. In addition, we reduced our Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced our Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million effective May 9, 2019.
We serve as collateral manager to BBDC Static CLO Ltd. under a collateral management agreement and have agreed to irrevocably waive collateral management fees paid pursuant to the collateral management agreement.
On May 9, 2019, the Board declared a quarterly distribution of $0.13 per share payable on June 19, 2019 to holders of record as of June 12, 2019.
Subsequent to March 31, 2019, we made approximately $66.1 million of new middle-market private debt commitments, of which approximately $54.6 million closed. The $54.6 million of middle-market investments consist of all first lien senior secured debt and the weighted average yield of the closed originations was 7.6%.
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
Our money market fund investments are generally valued using Level 1 inputs and our syndicated senior secured loans are generally valued using Level 2 inputs. Our senior secured, middle-market, private debt investments will generally be valued using Level 3 inputs.

Independent Valuation Review
We have engaged an independent valuation firm to provide third-party valuation consulting services which consist of certain limited procedures that we identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures are performed with respect to our senior secured, middle-market investments, and are generally performed with respect to each investment every quarter beginning in the quarter after the investment is made. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interest, to request the independent valuation firm to perform the Procedures on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
The total number of senior secured, middle-market investments and the percentage of our total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2018(2)	—	—%
December 31, 2018	5	100%
March 31, 2019	18	100%

(1)	Exclusive of the fair value of new middle-market investments made during the quarter and middle-market investments repaid subsequent to the end of the reporting period.

(2)	We did not engage any independent valuation firms to perform the Procedures for the third quarter of 2018 as our investment portfolio consisted primarily of newly-originated investments.
Upon completion of the Procedures, the valuation firm concluded that, with respect to each investment reviewed by the valuation firm, the fair value of those investments subjected to the Procedures appeared reasonable. Finally, the Board determined in good faith that our investments were valued at fair value in accordance with the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
Investment Valuation Inputs and Techniques
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
Income Approach
We utilize an Income Approach model in valuing our private debt investment portfolio, which consists of middle-market senior secured loans with floating reference rates. As vendor and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of a performing credit index as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. The implied yield used within the model is considered a significant unobservable input. As such, these assets are generally classified within Level 3. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
Fair value measurements using the Income Approach model can be sensitive to changes in one or more of the inputs. Assuming all other inputs to the Income Approach model remain constant, any increase (decrease) in the discount margin of the baseline index for a particular debt security would result in a lower (higher) fair value for that security. Assuming all other inputs to the Income Approach model remain constant, any improvement (decline) in the credit profile of the issuer of a particular debt security would result in a higher (lower) fair value for that security.
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
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2019 and December 31, 2018 were as follows:

Portfolio Company	Investment Type	March 31, 2019	December 31, 2018
Anju Software, Inc.	Delayed Draw Term Loan	$7,925,485	$—
Aveanna Healthcare Holdings, Inc.(1)	Delayed Draw Term Loan	—	804,620
JS Held, LLC(1)	Delayed Draw Term Loan	1,351,373	2,275,039
Lighthouse Autism Center(1)	Delayed Draw Term Loan	6,172,840	6,172,840
ProcessBarron (PB Holdings, LLC)	Delayed Draw Term Loan	1,022,646	—
Professional Datasolutions, Inc. (PDI)	Delayed Draw Term Loan	1,666,994	—
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	1,325,699	1,325,699
Transportation Insight, LLC(1)	Delayed Draw Term Loan	5,516,932	5,516,932
US Legal Support, Inc.(1)	Delayed Draw Term Loan	2,414,500	3,153,265
Total unused commitments to extend financing		$27,396,469	$19,248,395

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the our current investments in the portfolio company are carried at less than cost. Our estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is also affected by fluctuations in various interest rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2019, we were not a party to any hedging arrangements.
As of March 31, 2019, all of our debt portfolio investments (principal amount of approximately $1,157.8 million as of March 31, 2019) bore interest at variable rates, which generally are LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $23.2 million on an annual basis.
Borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. A hypothetical 200 basis point increase or decrease in the interest rates on the August 2018 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $11.6 million on an annual basis (based on the amount of outstanding borrowings under the August 2018 Credit Facility as of March 31, 2019). BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in Canadian dollars, the applicable Canadian dollars Screen Rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if the we receive an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month LIBOR plus 1.0% and (v) 1%. The applicable LIBOR rate depends on the term of the draw under the February 2019 Credit Facility. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $0.8 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of March 31, 2019). We pay a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than one-third of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than one-third of total commitments.
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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019 the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On April 18, 2019, the defendants filed a response in opposition to the plaintiff’s motion for leave.
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
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019, which could materially affect our business, financial condition or operating results.
There is no assurance that our share repurchase plan will result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
In February 2019, pursuant to authorization from our Board, we adopted the Share Repurchase Plan for the purpose of repurchasing in 2019 up to a maximum of 5.0% of our outstanding shares of our common stock on the open market. Under the Share Repurchase Plan, we may repurchase a maximum of 2.5% of the amount of shares of our common stock outstanding if shares trade below NAV per share but in excess of 90% of NAV per share; and a maximum of 5.0% of the amount of shares of our common stock outstanding if shares trade below 90% of NAV per share. We are not obligated to repurchase any specific number or dollar amount of our common stock under the Share Repurchase Plan, and we may modify, suspend or discontinue the Share Repurchase Plan at any time. There can be no assurance that any share repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. In addition, the Share Repurchase Plan could have a material and adverse effect on our business for the following reasons:

•	Repurchases may not prove to be the best use of our cash resources.

•	Repurchases will diminish our cash reserves, which could impact our ability to finance future growth and to pursue possible future strategic opportunities.

•
We may incur debt in connection with our business in the event that we use other cash resources to repurchase shares, which may affect the financial performance of our business during future periods or our liquidity and the availability of capital for other needs of the business.

•	Repurchases could affect the trading price of our common stock or increase its volatility and may reduce the market liquidity for our stock.

•	Repurchases may not be made at the best possible price and the market price of our common stock may decline below the levels at which we repurchased shares of common stock.

•	Any suspension, modification or discontinuance of the Share Repurchase Plan could result in a decrease in the trading price of our common stock.

•
Repurchases may make it more difficult for us to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render our taxable income subject to corporate-level U.S. federal income taxes.

•
Repurchases may cause our non-compliance with covenants under the August 2018 Credit Facility or the February 2019 Credit Facility, which could have an adverse effect on our operating results and financial condition.

Our long-term ability to fund new investments and make distributions to our stockholders could be limited if we are unable to renew, extend, replace or expand either the August 2018 Credit Facility or the February 2019 Credit Facility, or if financing becomes more expensive or less available.
On August 3, 2018, our wholly-owned subsidiary, BSF, entered into the August 2018 Credit Facility, which initially provided for borrowings in an aggregate amount up to $750.0 million, consisting of up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, the Company reduced its Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Any amounts borrowed under the Class A Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2019, or upon earlier termination of the August 2018 Credit Facility. Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2020, or upon earlier termination of the August 2018 Credit Facility. If the facility is not renewed or extended, all principal and interest will be due and payable.
On February 21, 2019, we entered into the February 2019 Credit Facility, which provides us with a revolving credit line of up to $800.0 million, with an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year amortization period with a final maturity date of February 21, 2024.
There can be no guarantee that we or BSF will be able to renew, extend or replace the August 2018 Credit Facility or the February 2019 Credit Facility when principal payments are due and payable on terms that are favorable to us, if at all. Our ability to obtain replacement financing when principal payments are due and payable will be constrained by then-current economic conditions affecting the credit markets. Any inability of us or BSF to renew, extend or replace the August 2018 Credit Facility or the February 2019 Credit Facility when principal payments are due and payable could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify for tax treatment as a RIC under the Code.
In addition to regulatory limitations on our ability to raise capital, the August 2018 Credit Facility and the February 2019 Credit Facility contain various covenants, which, if not complied with, could accelerate our repayment obligations under the August 2018 Credit Facility or the February 2019 Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. Our wholly-owned subsidiary, BSF, is party to the August 2018 Credit Facility, which initially provided for a revolving credit line of up to $750.0 million. Effective February 28, 2019, the Company reduced total commitments under the August 2018 Credit Facility to $600.0 million. As of March 31, 2019, BSF had borrowings of $580.0 million outstanding under the August 2018 Credit Facility. Under the August 2018 Credit Facility, BSF is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (i) the failure to make principal payments when due or interest payments within two business days of when due; (ii) borrowings under the credit facility exceeding the applicable advance rates; (iii) the purchase by BSF of certain ineligible assets; (iv) the insolvency or bankruptcy of BSF and (v) the decline of BSF’s net asset value below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate.
We are also party to the February 2019 Credit Facility, which provides for a revolving credit line of up to $800.0 million, with an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. As of March 31, 2019, we had borrowings of $40.0 million outstanding under the February 2019 Credit Facility. The February 2019 Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum obligators’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
BSF’s continued compliance with the covenants under the August 2018 Credit Facility, and our continued compliance with the covenants under the February 2019 Credit Facility, depends on many factors, some of which are beyond our control, and there can be no assurance that BSF or we will continue to comply with such covenants. BSF’s or our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility, which would accelerate BSF’s and our repayment obligations under the facilities and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
We are subject to certain risks as a result of our interests in the Subordinated 2019 Notes.
On May 9, 2019, in connection with the Debt Securitization, the Issuers, our wholly-owned, consolidated subsidiaries, issued the 2019 Notes. Under the terms of the Debt Securitization, we sold and/or contributed to the Issuers all of our ownership interest in certain of our portfolio investments and participation interests therein. Following these sales/transfers, the Issuers held all of the ownership interests in such portfolio investments, and we held the Subordinated 2019 Notes. As a result, we consolidate the Issuers for financial reporting purposes. As the Issuers are disregarded as entities separate from their owner for U.S. federal income tax purposes, the sale or contribution by us to the Issuers did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The Subordinated 2019 Notes are subordinated obligations of Barings BDC Static CLO Ltd. 2019-I and we may not receive cash from Barings BDC Static CLO Ltd. 2019-I.
The Subordinated 2019 Notes are unsecured and rank behind all of the secured creditors, known or unknown, of BBDC Static CLO Ltd., including the holders of the Class A-1 2019 Notes and the Class A-2 2019 Notes the Issuers have issued and are subject to certain payment restrictions set forth in the indenture governing the 2019 Notes. Consequently, to the extent that the value of BBDC Static CLO Ltd.’s portfolio of investments declines as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated 2019 Notes at their redemption could be reduced. In addition, if BBDC Static CLO Ltd. does not meet the asset coverage or interest coverage tests set forth in the documents governing the Debt Securitization, cash would be diverted from the Subordinated 2019 Notes to first pay the Class A-1 2019 Notes and the Class A-2 2019 Notes in amounts sufficient to cause such tests to be satisfied.
The interests of holders of senior classes of securities issued by the Issuers may not be aligned with our interests.
The Class A-1 2019 Notes rank senior in right of payment to other securities issued by the Issuers in the Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A-1 2019 Notes may not be aligned with the interests of holders of the other classes of notes issued by the Issuers. For example, under the terms of the Class A-1 2019 Notes, holders of the Class A-1 2019 Notes have the right to receive payments of principal and interest prior to holders of the Class A-2 2019 Notes and the Subordinated 2019 Notes.
As long as the Class A-1 2019 Notes remain outstanding, holders of the Class A-1 2019 Notes comprise the “Controlling Class” under the Debt Securitization. If the Class A-1 2019 Notes are paid in full, the Class A-2 2019 Notes would comprise the Controlling Class under the Debt Securitization. Holders of the Controlling Class under the Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but may not benefit holders of more junior classes of the 2019 Notes, including by exercising remedies under the indenture in the Debt Securitization.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for the Debt Securitization, the Controlling Class, as the most senior class of the 2019 Notes then outstanding, will be paid in full before any further payment or distribution to holders of the more junior classes of the 2019 Notes. In addition, if an event of default under the Debt Securitization occurs, holders of a majority of the Controlling Class may be entitled to determine the remedies to be exercised under the indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the 2019 Notes issued by the Issuers, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the 2019 Notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such 2019 Notes, triggering a repayment obligation on the part of the Issuers. If at such time the portfolio loans were not performing well, the Issuers may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations to holders of the Subordinated 2019 Notes.

Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Subordinated 2019 Notes to the extent the Class A-1 2019 Notes or the Class A-2 2019 Notes constitute the Controlling Class), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. In a liquidation under the Debt Securitization, the Subordinated 2019 Notes will be subordinated to payment of the Class A-1 2019 Notes and the Class A-2 2019 Notes and may not be paid in full to the extent funds remaining after payment of the Class A-1 2019 Notes and the Class A-2 2019 Notes are insufficient. Any failure of the Issuers to make distributions on the 2019 Notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may prevent us from making distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The Issuers may fail to meet certain asset coverage tests.
Under the documents governing the Debt Securitization, there are two asset coverage tests applicable to the Class A-1 2019 Notes and the Class A-2 2019 Notes. The first such test compares the amount of interest received on the portfolio loans held by BBDC Static CLO Ltd. to the amount of interest payable in respect of the Class A-1 2019 Notes and the Class A-2 2019 Notes. To meet this first test interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A-1 2019 Notes and the Class A-2 2019 Notes.
The second such test compares the principal amount of the portfolio loans of the Debt Securitization to the aggregate outstanding principal amount of the Class A-1 2019 Notes and the Class A-2 2019 Notes. To meet this second test at any time, the aggregate principal amount of the portfolio loans must equal at least 121.72% of the Class A-1 2019 Notes and the Class A-2 2019 Notes.
If any asset coverage test with respect to the Class A-1 2019 Notes or the Class A-2 2019 Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Subordinated 2019 Notes and the Issuers will instead be used to redeem first the Class A-1 2019 Notes and then the Class A-2 2019 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the 2019 Notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
We may be required to assume liabilities of the Issuers and are indirectly liable for certain representations and warranties in connection with the Debt Securitization.
The structure of the Debt Securitization is intended to prevent, in the event of our bankruptcy, the consolidation of the Issuers with our operations. If the true sale of the assets in the Debt Securitization was not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the Issuers for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the Debt Securitization, which would equal the full amount of debt of the Issuers reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the Issuers for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the Subordinated 2019 Notes had we not been consolidated with the Issuers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2019, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 7,288 shares of our common stock for $73,149 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on February 27, 2019.
Barings entered into a 10b5-1 Plan on September 24, 2018. Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of our common stock on the open market on behalf of Barings in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with Barings’ obligation under the Externalization Agreement to enter into a trading plan pursuant to which Barings committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. During the three months ended March 31, 2019, Barings purchased 1,039,054 shares of our common stock for approximately $10.0 million pursuant to the 10b5-1 Plan. As of February 11, 2019, Barings had fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of our common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan on February 11, 2019, Barings had purchased 5,084,302 shares of our common stock pursuant to the 10b5-1 Plan, and as of March 31, 2019, owned a total of 13,639,681 shares of our common stock, or 26.9% of the total shares outstanding.
On February 25, 2019, our Board approved the Share Repurchase Plan for the purposes of repurchasing shares of our common stock in the open market. During the three months ended March 31, 2019, we repurchased a total of 593,405 shares of our common stock in the open market under the Share Repurchase Plan for an aggregate of $5.9 million, including broker commissions.
The following chart summarizes repurchases of our common stock for the three months ended March 31, 2019:

Period	Total number of shares purchased(1)		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2019	861,647		$9.64	861,647	$1,737,610
February 1 through February 28, 2019	177,407		$9.79	177,407	$—
March 1 through March 31, 2019(3)	600,693	(4)	$9.86	593,405	$19,333,528	(5)

(1)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(2)	Includes 1,039,054 shares purchased by certain of our affiliates, including pursuant to the 10b5-1 Plan, which Barings entered into on September 24, 2018.

(3)
Includes 593,405 shares repurchased under the Share Repurchase Plan. Subsequent to period-end, through May 9, 2019, we repurchased an additional 160,451 shares of our common stock pursuant to the Share Repurchase Plan at an average price of  $9.94 per share.

(4)	Includes 7,288 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.

(5)
Based on the total maximum remaining number of shares that could be repurchased under the Share Repurchase Plan as of March 31, 2019 of 1,970,798 and assuming a purchase price of $9.81, which was the closing price of our common stock on the NYSE on March 29, 2019.

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

10.1
Senior Secured Revolving Credit Facility, dated as of February 21, 2019, by and among the Company, as borrower, the lenders party thereto, ING Capital LLC, as administrative agent, and the other parties signatory thereto.*

10.2
Guarantee, Pledge and Security Agreement, dated as of February 21, 2019, by and among the Company, as borrower, the subsidiary guarantors party thereto, ING Capital LLC, as revolving administrative agent for the revolving lenders and collateral agent, and the other parties signatory thereto.*

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

BARINGS BDC, INC.

Date:	May 9, 2019	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2019	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer