Form 10-Q
period 2019-06-30
Barings BDC, Inc.
filed 2019-07-30
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on July 30, 2019 was 50,314,275.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,185,840,891 and $1,128,694,715 as of June 30, 2019 and December 31, 2018, respectively)	$1,161,189,262	$1,076,631,804
Affiliate investments (cost of $5,162,299 as of June 30, 2019)	5,000,210	—
Short-term investments (cost of $34,423,491 and $45,223,941 as of June 30, 2019 and December 31, 2018, respectively)	34,423,491	45,223,941
Total investments at fair value	1,200,612,963	1,121,855,745
Cash	12,926,602	12,426,982
Interest and fees receivable	5,208,059	6,008,700
Prepaid expenses and other assets	1,318,240	4,123,742
Deferred financing fees	6,001,589	251,908
Receivable from unsettled transactions	115,302	22,909,998
Total assets	$1,226,182,755	$1,167,577,075
Liabilities:
Accounts payable and accrued liabilities	$5,852,451	$5,327,249
Interest payable	2,339,146	749,525
Payable from unsettled transactions	2,970,000	28,533,014
Borrowings under credit facilities	285,500,000	570,000,000
Debt securitization	346,441,453	—
Total liabilities	643,103,050	604,609,788
Commitments and contingencies (Note 9)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 50,314,275 and 51,284,064 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	50,314	51,284
Additional paid-in capital	875,245,919	884,894,249
Total distributable earnings (loss)	(292,216,528)	(321,978,246)
Total net assets	583,079,705	562,967,287
Total liabilities and net assets	$1,226,182,755	$1,167,577,075
Net asset value per share	$11.59	$10.98

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$18,823,480	$17,507,637	$36,684,799	$36,513,687
Affiliate investments	—	2,250,311	—	4,910,498
Control investments	—	278,091	—	553,127
Short-term investments	251,344	—	424,039	—
Total interest income	19,074,824	20,036,039	37,108,838	41,977,312
Dividend income:
Non-Control / Non-Affiliate investments	4,711	66,657	4,711	252,369
Affiliate investments	—	334,575	—	339,125
Total dividend income	4,711	401,232	4,711	591,494
Fee and other income:
Non-Control / Non-Affiliate investments	519,970	2,627,353	821,027	3,921,070
Affiliate investments	—	134,407	—	528,680
Control investments	—	7,819	—	107,819
Total fee and other income	519,970	2,769,579	821,027	4,557,569
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	—	1,141,549	—	2,448,130
Affiliate investments	—	403,337	—	825,477
Total payment-in-kind interest income	—	1,544,886	—	3,273,607
Interest income from cash	2,183	721,755	6,870	1,149,596
Total investment income	19,601,688	25,473,491	37,941,446	51,549,578
Operating expenses:
Interest and other financing fees	7,027,040	7,344,335	12,871,212	14,934,883
Base management fee (Note 2)	3,130,955	—	5,581,950	—
Compensation expenses	108,646	3,842,656	227,090	7,935,508
General and administrative expenses (Note 2)	1,922,165	4,224,631	3,891,025	5,893,140
Total operating expenses	12,188,806	15,411,622	22,571,277	28,763,531
Net investment income	7,412,882	10,061,869	15,370,169	22,786,047
Realized and unrealized gains (losses) on investments and foreign currency borrowings:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	50,024	(29,369,826)	(79,751)	(41,309,310)
Affiliate investments	—	(904,686)	—	2,352,512
Control investments	—	(6,630,547)	—	(6,626,547)
Net realized gains (losses) on investments	50,024	(36,905,059)	(79,751)	(45,583,345)
Foreign currency borrowings	—	(341,915)		1,081,211
Net realized gains (losses)	50,024	(37,246,974)	(79,751)	(44,502,134)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	2,014,096	22,220,521	27,411,284	32,152,905
Affiliate investments	(162,089)	17,629,966	(162,089)	19,085,297
Control investments	—	3,040,908	—	1,670,033
Net unrealized appreciation on investments	1,852,007	42,891,395	27,249,195	52,908,235
Foreign currency borrowings	—	99,435	—	(863,980)
Net unrealized appreciation	1,852,007	42,990,830	27,249,195	52,044,255
Net realized and unrealized appreciation on investments and foreign currency borrowings	1,902,031	5,743,856	27,169,444	7,542,121
Loss on extinguishment of debt	(85,356)	—	(129,751)	—
Benefit from (provision for) taxes	17,493	(488,845)	(499)	(539,635)
Net increase in net assets resulting from operations	$9,247,050	$15,316,880	$42,409,363	$29,788,533
Net investment income per share—basic and diluted	$0.15	$0.21	$0.30	$0.48
Net increase in net assets resulting from operations per share—basic and diluted	$0.18	$0.32	$0.83	$0.62
Dividends/distributions per share:
Total dividends/distributions per share	$0.13	$—	$0.25	$0.30
Weighted average shares outstanding—basic and diluted	50,473,640	48,041,540	50,813,753	47,970,594
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2018:	Number of Shares	Par Value
Balance, March 31, 2018	48,024,614	$48,025	$823,786,656	$(182,322,979)	$641,511,702
Net investment income	—	—	—	10,061,869	10,061,869
Stock-based compensation	—	—	1,477,911	—	1,477,911
Net realized loss on investments / foreign currency borrowings	—	—	—	(37,246,974)	(37,246,974)
Net unrealized appreciation of investments / foreign currency borrowings	—	—	—	42,990,830	42,990,830
Provision for taxes	—	—	—	(488,845)	(488,845)
Issuance of restricted stock	26,106	26	(26)	—	—
Balance, June 30, 2018	48,050,720	$48,051	$825,264,541	$(167,006,099)	$658,306,493

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2019:	Number of Shares	Par Value
Balance, March 31, 2019	50,690,659	$50,691	$879,033,345	$(294,922,722)	$584,161,314
Net investment income	—	—	—	7,412,882	7,412,882
Net realized gain on investments / foreign currency borrowings	—	—	—	50,024	50,024
Net unrealized appreciation of investments / foreign currency borrowings	—	—	—	1,852,007	1,852,007
Loss on extinguishment of debt	—	—	—	(85,356)	(85,356)
Income tax benefit	—	—	—	17,493	17,493
Dividends / distributions	—	—	—	(6,540,856)	(6,540,856)
Purchases of shares in repurchase plan	(376,384)	(377)	(3,787,426)	—	(3,787,803)
Balance, June 30, 2019	50,314,275	$50,314	$875,245,919	$(292,216,528)	$583,079,705

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2018:	Number of Shares	Par Value
Balance, December 31, 2017	47,740,832	$47,741	$823,614,881	$(182,387,248)	$641,275,374
Net investment income	—	—	—	22,786,047	22,786,047
Stock-based compensation	—	—	2,933,454	—	2,933,454
Net realized loss on investments / foreign currency borrowings	—	—	—	(44,502,134)	(44,502,134)
Net unrealized appreciation of investments / foreign currency borrowings	—	—	—	52,044,255	52,044,255
Provision for taxes	—	—	—	(539,635)	(539,635)
Dividends / distributions	—	—	—	(14,407,384)	(14,407,384)
Issuance of restricted stock	435,106	435	(435)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(125,218)	(125)	(1,283,359)	—	(1,283,484)
Balance, June 30, 2018	48,050,720	$48,051	$825,264,541	$(167,006,099)	$658,306,493

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2019:	Number of Shares	Par Value
Balance, December 31, 2018	51,284,064	$51,284	$884,894,249	$(321,978,246)	$562,967,287
Net investment income	—	—	—	15,370,169	15,370,169
Net realized loss on investments / foreign currency borrowings	—	—	—	(79,751)	(79,751)
Net unrealized appreciation of investments / foreign currency borrowings	—	—	—	27,249,195	27,249,195
Loss on extinguishment of debt	—	—	—	(129,751)	(129,751)
Provision for taxes	—	—	—	(499)	(499)
Dividends / distributions	—	—	—	(12,647,645)	(12,647,645)
Purchases of shares in repurchase plan	(969,789)	(970)	(9,648,330)	—	(9,649,300)
Balance, June 30, 2019	50,314,275	$50,314	$875,245,919	$(292,216,528)	$583,079,705
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$42,409,363	$29,788,533
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(171,350,190)	(29,087,262)
Repayments received/sales of portfolio investments	104,431,586	196,625,451
Purchases of short-term investments	(317,480,389)	—
Sales of short-term investments	328,280,839	—
Loan origination and other fees received	2,420,157	292,999
Net realized loss on investments	79,751	45,583,345
Net realized gain on foreign currency borrowings	—	(1,081,211)
Net unrealized appreciation of investments	(27,249,195)	(53,257,297)
Net unrealized depreciation of foreign currency borrowings	—	863,980
Payment-in-kind interest accrued, net of payments received	—	623,880
Amortization of deferred financing fees	558,712	1,333,044
Loss on extinguishment of debt	129,751	—
Accretion of loan origination and other fees	(543,501)	(2,890,048)
Amortization/accretion of purchased loan premium/discount	(114,594)	(12,131)
Depreciation expense	—	27,414
Stock-based compensation	—	2,933,454
Changes in operating assets and liabilities:
Interest and fees receivables	800,641	(3,588,400)
Prepaid expenses and other assets	2,805,502	(75,446)
Accounts payable and accrued liabilities	525,202	(1,628,061)
Interest payable	1,589,621	(270,034)
Net cash provided by (used in) operating activities	(32,706,744)	186,182,210
Cash flows from financing activities:
Borrowings under credit facilities	120,000,000	4,100,000
Repayments of credit facilities	(404,500,000)	(149,953,253)
Proceeds from debt securitization	348,250,000	—
Financing fees paid	(8,246,691)	—
Purchases of shares in repurchase plan	(9,649,300)	—
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(1,283,484)
Cash dividends/distributions paid	(12,647,645)	(14,407,384)
Net cash provided by (used in) financing activities	33,206,364	(161,544,121)
Net increase in cash	499,620	24,638,089
Cash, beginning of period	12,426,982	191,849,697
Cash, end of period	$12,926,602	$216,487,786
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,451,297	$12,690,524
See accompanying notes.

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments June 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

24 Hour Fitness Worldwide, Inc. (1.6%)*(4) (6)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 05/25)	$9,405,000	$9,489,952	$9,359,668
			9,405,000	9,489,952	9,359,668

Accelerate Learning, Inc. (1.4%)*(5) (7)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.8% Cash, Due 12/24)	8,413,548	8,257,588	8,223,410
			8,413,548	8,257,588	8,223,410

Accurus Aerospace Corporation (4.2%)*(5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.7% Cash, Due 10/24)	24,875,000	24,538,750	24,367,058
			24,875,000	24,538,750	24,367,058

Acrisure, LLC (1.7%)*(4) (5) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 11/23)	9,924,433	9,980,744	9,866,574
			9,924,433	9,980,744	9,866,574

ADMI Corp. (0.6%)*(6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 04/25)	3,465,000	3,476,717	3,406,095
			3,465,000	3,476,717	3,406,095

Aftermath Bidco Corporation (2.1%)*(5) (7)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.3% Cash, Due 04/25)	12,320,633	12,051,492	12,073,903
			12,320,633	12,051,492	12,073,903

AlixPartners LLP (1.4%)*(4) (6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 04/24)	8,017,975	8,058,811	7,990,152
			8,017,975	8,058,811	7,990,152

Alliant Holdings LP (0.8%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.4% Cash, Due 05/25)	4,947,519	4,954,908	4,799,637
			4,947,519	4,954,908	4,799,637

American Airlines Group Inc. (1.3%)*(3) (6)	Airport Services	First Lien Senior Secured Term Loan (LIBOR + 1.75%, 4.1% Cash, Due 06/25)	7,903,825	7,781,720	7,682,202
			7,903,825	7,781,720	7,682,202

American Dental Partners, Inc. (1.7%)*(5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.6% Cash, Due 03/23)	9,950,000	9,928,197	9,825,625
			9,950,000	9,928,197	9,825,625

Amscan Holdings Inc. (0.4%)*(3) (6)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.50%, 4.9% Cash, Due 08/22)	2,392,591	2,407,508	2,374,216
			2,392,591	2,407,508	2,374,216

Anju Software, Inc. (1.0%)*(5) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.1% Cash, Due 02/25)	5,929,254	5,633,650	5,734,336
			5,929,254	5,633,650	5,734,336

Apex Tool Group, LLC (1.2%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 02/22)	7,235,884	7,260,843	6,940,443
			7,235,884	7,260,843	6,940,443

Applied Systems Inc. (1.6%)*(4) (6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.3% Cash, Due 09/24)	9,265,913	9,327,985	9,177,146
			9,265,913	9,327,985	9,177,146

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.8%)*(5) (7)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.6% Cash, Due 05/24)	4,959,088	4,849,016	4,809,674
			4,959,088	4,849,016	4,809,674

Arch Global Precision LLC (0.9%)*(5) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.2% Cash, Due 04/26)	5,122,874	5,009,508	5,013,723
			5,122,874	5,009,508	5,013,723

Armstrong Transport Group (Pele Buyer, LLC ) (0.9%)*(5) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.2% Cash, Due 06/24)	5,571,363	5,443,844	5,446,103
			5,571,363	5,443,844	5,446,103

Ascend Learning, LLC (1.3%)*(4) (6)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 07/24)	7,919,395	7,939,429	7,793,160
			7,919,395	7,939,429	7,793,160

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

AssuredPartners Capital, Inc. (2.0%)*(4) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.50%, 5.9% Cash, Due 10/24)	$11,883,139	$11,904,879	$11,749,453
			11,883,139	11,904,879	11,749,453

Aveanna Healthcare Holdings, Inc. (0.8%)*(6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 03/24)	1,481,136	1,463,506	1,431,147
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.9% Cash, Due 03/24)	3,547,530	3,548,438	3,417,442
			5,028,666	5,011,944	4,848,589

AVSC Holding Corp. (1.3%)*(4) (5) (6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 03/25)	7,919,799	7,880,321	7,684,661
			7,919,799	7,880,321	7,684,661

Bausch Health Companies Inc. (1.4%)*(3) (4) (5) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 05/25)	8,314,123	8,354,237	8,308,968
			8,314,123	8,354,237	8,308,968

BDP Buyer, LLC (4.2%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.9% Cash, Due 12/24)	24,937,500	24,474,847	24,373,790
			24,937,500	24,474,847	24,373,790

Berlin Packaging LLC (1.4%)*(4) (5) (6)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 11/25)	8,415,000	8,433,455	8,157,838
			8,415,000	8,433,455	8,157,838

Blackhawk Network Holdings Inc (1.7%)*(4) (6)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 06/25)	9,924,812	9,924,812	9,840,054
			9,924,812	9,924,812	9,840,054

Brown Machine Group Holdings, LLC (0.9%)*(5) (7)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.8% Cash, Due 10/24)	5,554,988	5,493,064	5,454,872
			5,554,988	5,493,064	5,454,872

Cadent, LLC (f/k/a Cross MediaWorks) (1.4%)*(5) (7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.6% Cash, Due 09/23)	7,926,302	7,858,431	7,886,671
			7,926,302	7,858,431	7,886,671

Caesars Entertainment Corp. (0.5%)*(3) (6)	Casinos & Gaming	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 12/24)	3,118,342	3,135,745	3,063,116
			3,118,342	3,135,745	3,063,116

Calpine Corp. (0.8%)*(4) (6)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan7 (LIBOR + 2.5%, 4.8% Cash, Due 05/23)	128,456	128,871	127,886
		First Lien Senior Secured Term Loan5 (LIBOR + 2.5%, 4.8% Cash, Due 01/24)	4,474,207	4,488,987	4,447,451
			4,602,663	4,617,858	4,575,337

Campaign Monitor (UK) Limited (3.8%)*(5) (7)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.3% Cash, Due 05/25)	22,457,627	22,037,215	22,030,785
			22,457,627	22,037,215	22,030,785

Capital Automotive LLC (2.0%)*(4) (6)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.9% Cash, Due 03/24)	11,878,788	11,903,472	11,713,316
			11,878,788	11,903,472	11,713,316

Concentra Inc. (0.5%)*(6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 06/22)	2,912,371	2,936,346	2,908,731
			2,912,371	2,936,346	2,908,731

Consolidated Container Co. LLC (1.3%)*(4) (6)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 05/24)	7,424,623	7,445,819	7,292,836
			7,424,623	7,445,819	7,292,836

Container Store Group, Inc., (The) (0.5%)*(3) (6) (7)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.4% Cash, Due 09/23)	2,968,747	2,970,879	2,961,325
			2,968,747	2,970,879	2,961,325

Core & Main LP (1.7%)*(4) (6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	9,924,433	9,968,225	9,890,293
			9,924,433	9,968,225	9,890,293

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
CPG Intermediate LLC (0.4%)*(6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.6% Cash, Due 11/24)	$2,121,536	$2,123,850	$2,110,037
			2,121,536	2,123,850	2,110,037

CPI International Inc. (0.8%)*(6)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 07/24)	4,771,351	4,778,794	4,734,087
			4,771,351	4,778,794	4,734,087

Crosby Group (0.5%)*(5)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.1% Cash, Due 06/26)	3,000,000	2,970,000	2,971,260
			3,000,000	2,970,000	2,971,260

CVS Holdings I, LP (MyEyeDr) (0.3%)*(6)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 02/25)	1,948,780	1,947,730	1,945,526
			1,948,780	1,947,730	1,945,526

Dart Buyer, Inc. (1.2%)*(3) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.8% Cash, Due 04/25)	7,455,733	7,168,354	7,195,052
			7,455,733	7,168,354	7,195,052

Dimora Brands, Inc. (0.5%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 08/24)	2,941,442	2,944,651	2,856,875
			2,941,442	2,944,651	2,856,875

Distinct Holdings, Inc. (1.3%)*(5) (7)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.1% Cash, Due 12/23)	7,630,970	7,538,761	7,555,010
			7,630,970	7,538,761	7,555,010

Dole Food Co. Inc. (2.3%)*(4) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.1% Cash, Due 04/24)	13,739,017	13,745,745	13,399,801
			13,739,017	13,745,745	13,399,801

Duff & Phelps Corporation (2.2%)*(4) (6)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 02/25)	13,274,078	13,308,206	12,845,059
			13,274,078	13,308,206	12,845,059

Edelman Financial Center, LLC, The (f/k/a Edelman Financial Group, Inc.) (1.8%)*(4) (6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 07/25)	10,433,570	10,510,985	10,390,688
			10,433,570	10,510,985	10,390,688

Endo International PLC (1.3%)*(3) (4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 04/24)	7,919,192	7,986,329	7,417,670
			7,919,192	7,986,329	7,417,670

Equian Buyer Corp. (0.6%)*(6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 05/24)	3,454,432	3,459,796	3,449,250
			3,454,432	3,459,796	3,449,250

Exeter Property Group, LLC (2.1%)*(5) (7)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%,6.9% Cash, Due 08/24)	12,500,000	12,322,598	12,409,641
			12,500,000	12,322,598	12,409,641

ExGen Renewables IV, LLC (f/k/a Exelon Corp.) (0.5%)*(3) (6)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 11/24)	2,865,257	2,890,666	2,739,902
			2,865,257	2,890,666	2,739,902

Eyemart Express (0.6%)*(6)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 08/24)	3,469,830	3,480,691	3,433,674
			3,469,830	3,480,691	3,433,674

Fieldwood Energy LLC (1.6%)*(4) (5) (6)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.7% Cash, Due 04/22)	10,000,000	10,078,440	9,240,600
			10,000,000	10,078,440	9,240,600

Filtration Group Corporation (1.9%)*(4) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 03/25)	10,889,724	10,970,741	10,856,620
			10,889,724	10,970,741	10,856,620

Flex Acquisition Holdings, Inc. (1.6%)*(4) (5) (6)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 06/25)	9,836,288	9,855,204	9,316,342
			9,836,288	9,855,204	9,316,342

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
GMS Inc. (1.2%)*(3) (5) (6)	Construction & Engineering	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 06/25)	$7,443,609	$7,405,647	$7,240,473
			7,443,609	7,405,647	7,240,473

Graftech International Ltd. (1.7%)*(3) (4) (6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 02/25)	10,113,889	10,193,214	9,911,611
			10,113,889	10,193,214	9,911,611

Gulf Finance, LLC (0.1%)*(4)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.6% Cash, Due 08/23)	1,064,315	910,462	866,970
			1,064,315	910,462	866,970

Harbor Freight Tools USA Inc.(1.0%)*(6)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.9% Cash, Due 08/23)	5,994,942	5,940,116	5,829,122
			5,994,942	5,940,116	5,829,122

Hayward Industries, Inc. (1.4%)*(4) (6)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 08/24)	8,414,358	8,443,119	8,227,643
			8,414,358	8,443,119	8,227,643

Healthline Media, Inc (2.2%)*(5) (7)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.1% Cash, Due 11/24)	12,776,691	12,543,230	12,719,988
			12,776,691	12,543,230	12,719,988

Hertz Corporation (The) (1.0%)*(3) (6)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 06/23)	5,876,607	5,867,164	5,849,045
			5,876,607	5,867,164	5,849,045

Holley Performance Products (Holley Purchaser, Inc.) (3.7%)*(5) (7)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.6% Cash, Due 10/25)	22,422,325	22,112,028	21,749,655
			22,422,325	22,112,028	21,749,655

Hub International Limited (1.7%)*(4) (5) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.6% Cash, Due 04/25)	10,281,150	10,294,663	10,015,896
			10,281,150	10,294,663	10,015,896

Husky Injection Molding Systems Ltd. (1.3%)*(3) (4) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 03/25)	8,005,107	7,743,253	7,633,750
			8,005,107	7,743,253	7,633,750

HW Holdco, LLC (f/k/a Hanley Wood LLC) (1.3%)*(5) (7)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.7% Cash, Due 12/24)	7,642,137	7,465,693	7,629,694
			7,642,137	7,465,693	7,629,694

Hyland Software Inc. (1.5%)*(4) (6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 07/24)	8,671,512	8,727,739	8,606,476
			8,671,512	8,727,739	8,606,476

Immucor Inc. (0.4%)*(4)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.3% Cash, Due 06/21)	2,478,708	2,505,544	2,469,413
			2,478,708	2,505,544	2,469,413

Infor Software Parent, LLC (0.9%)*(6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.1% Cash, Due 02/22)	4,995,626	5,003,396	4,979,590
			4,995,626	5,003,396	4,979,590

Institutional Shareholder Services, Inc. (0.8%)*(5) (7)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.8% Cash, Due 03/27)	4,951,685	4,806,970	4,838,884
			4,951,685	4,806,970	4,838,884

Intelsat S.A. (2.2%)*(3) (4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 11/23)	13,000,000	13,072,679	12,853,750
			13,000,000	13,072,679	12,853,750

ION Trading Technologies Ltd. (2.5%)*(3) (4) (6)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.3% Cash, Due 11/24)	14,819,339	14,788,663	14,335,043
			14,819,339	14,788,663	14,335,043

IRB Holding Corporation (1.3%)*(4) (5) (6)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 02/25)	7,929,703	7,947,854	7,821,939
			7,929,703	7,947,854	7,821,939

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Jaguar Holding Company I (0.8%)*(6)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.9% Cash, Due 08/22)	$4,948,454	$4,949,498	$4,916,981
			4,948,454	4,949,498	4,916,981

JS Held, LLC (3.6%)*(5) (7)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.9% Cash, Due 09/24)	21,276,464	21,086,317	21,276,464
			21,276,464	21,086,317	21,276,464

Kenan Advantage Group Inc. (1.4%)*(4) (5) (6)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 07/22)	8,406,296	8,400,308	8,101,568
			8,406,296	8,400,308	8,101,568

K-Mac Holdings Corp (0.6%)*(6)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 03/25)	3,308,967	3,317,820	3,266,777
			3,308,967	3,317,820	3,266,777

Kronos Inc. (1.9%)*(4) (6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.6% Cash, Due 11/23)	11,393,155	11,434,684	11,363,305
			11,393,155	11,434,684	11,363,305

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.3%)*(5) (7)	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.1% Cash, Due 10/24)	7,947,531	7,702,065	7,605,812
		Class A LLC Units (154,320 units)		154,320	129,635
			7,947,531	7,856,385	7,735,447

LTI Holdings, Inc. (1.9%)*(4) (6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 09/25)	11,910,000	11,970,740	11,247,566
			11,910,000	11,970,740	11,247,566

Mallinckrodt Plc (1.7%)*(3) (4) (5) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.1% Cash, Due 09/24)	11,309,087	11,243,668	10,145,156
			11,309,087	11,243,668	10,145,156

Men's Wearhouse, Inc. (The) (1.5%)*(3) (4) (6)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 04/25)	9,895,366	9,986,045	8,732,660
			9,895,366	9,986,045	8,732,660

Micro Holding Corp. (1.3%)*(4) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 09/24)	7,919,395	7,972,621	7,770,907
			7,919,395	7,972,621	7,770,907

Nautilus Power, LLC (0.6%)*(6)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 05/24)	3,363,889	3,379,248	3,353,663
			3,363,889	3,379,248	3,353,663

NFP Corp. (1.4%)*(4) (6)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 01/24)	8,586,097	8,584,432	8,337,873
			8,586,097	8,584,432	8,337,873

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.0%)*(5) (7)	Natural Gas	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 10/25)	12,054,808	12,000,094	11,927,188
			12,054,808	12,000,094	11,927,188

NVA Holdings, Inc. (1.3%)*(4) (6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 02/25)	7,876,490	7,861,741	7,863,336
			7,876,490	7,861,741	7,863,336

Omaha Holdings LLC (1.7%)*(4) (6)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 03/24)	9,899,244	9,965,062	9,829,455
			9,899,244	9,965,062	9,829,455

Omnitracs, LLC (1.4%)*(5) (6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.1% Cash, Due 03/25)	8,392,923	8,367,011	8,256,538
			8,392,923	8,367,011	8,256,538

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (1.9%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 06/25)	11,403,125	11,407,146	10,951,789
			11,403,125	11,407,146	10,951,789

PAREXEL International Corp. (1.2%)*(4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 09/24)	7,066,089	7,036,307	6,759,491
			7,066,089	7,036,307	6,759,491

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Penn Engineering & Manufacturing Corp. (0.3%)*(6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 06/24)	$1,925,060	$1,939,919	$1,919,053
			1,925,060	1,939,919	1,919,053

Phoenix Services International LLC (0.5%)*(6) (7)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 03/25)	2,966,933	2,977,928	2,929,847
			2,966,933	2,977,928	2,929,847

PMHC II, Inc. (0.1%)*(6)	Diversified Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.1% Cash, Due 03/25)	618,734	622,145	560,988
			618,734	622,145	560,988

PODS Enterprises, Inc. (1.3%)*(4) (6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 12/24)	7,919,424	7,942,849	7,794,060
			7,919,424	7,942,849	7,794,060

Prime Security Services Borrower, LLC (2.1%)*(3) (4) (6)	Security & Alarm Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 05/22)	10,957,028	10,983,039	10,875,837
			10,957,028	10,983,039	10,875,837

Pro Mach Inc. (1.0%)*(5) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.1% Cash, Due 03/25)	5,939,850	5,922,196	5,712,175
			5,939,850	5,922,196	5,712,175

ProAmpac Intermediate Inc. (1.6%)*(4) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 11/23)	9,897,237	9,910,185	9,482,840
			9,897,237	9,910,185	9,482,840

Process Equipment, Inc. (1.1%)*(5) (7)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.3% Cash, Due 03/25)	6,442,667	6,301,633	6,350,271
			6,442,667	6,301,633	6,350,271

Professional Datasolutions, Inc. (PDI) (4.0%)*(5) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.9% Cash, Due 10/24)	23,333,006	23,292,100	23,484,433
			23,333,006	23,292,100	23,484,433

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (1.2%)*(4) (6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.4% Cash, Due 04/24)	7,399,044	7,405,098	7,158,575
			7,399,044	7,405,098	7,158,575

Red Ventures, LLC (1.7%)*(4) (5) (6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 11/24)	10,911,584	10,978,993	10,872,193
			10,911,584	10,978,993	10,872,193

RedPrairie Holding, Inc (1.7%)*(4) (6)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 10/23)	9,898,477	9,964,066	9,839,680
			9,898,477	9,964,066	9,839,680

Renaissance Learning, Inc. (0.9%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 05/25)	5,418,685	5,414,811	5,247,075
			5,418,685	5,414,811	5,247,075

Reynolds Group Holdings Ltd (2.6%)*(4) (6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 02/23)	15,342,640	15,411,260	15,215,296
			15,342,640	15,411,260	15,215,296

Ruffalo Noel Levitz, LLC (1.7%)*(5) (7)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 8.7% Cash, Due 05/22)	9,788,027	9,660,263	9,697,656
			9,788,027	9,660,263	9,697,656

Scaled Agile, Inc (1.1%)*(5) (7)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.7% Cash, Due 06/25)	6,556,524	6,491,045	6,490,959
			6,556,524	6,491,045	6,490,959

SCI Packaging Inc. (2.3%)*(4) (6)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 04/24)	13,858,586	13,838,015	13,367,715
			13,858,586	13,838,015	13,367,715

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Seadrill Ltd. (1.2%)*(3) (4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 8.3% Cash, Due 02/21)	$9,863,690	$9,437,544	$7,027,879
			9,863,690	9,437,544	7,027,879

Seaworld Entertainment, Inc. (1.4%)*(3) (4)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 03/24)	8,413,923	8,404,081	8,377,828
			8,413,923	8,404,081	8,377,828

Serta Simmons Bedding LLC (0.3%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 11/23)	2,977,157	2,715,545	1,916,545
			2,977,157	2,715,545	1,916,545

SIWF Holdings, Inc. (1.6%)*(4) (6)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 06/25)	9,397,966	9,455,693	9,303,986
			9,397,966	9,455,693	9,303,986

SK Blue Holdings, LP (0.7%)*(6)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.3% Cash, Due 10/25)	4,181,628	4,179,338	4,124,131
			4,181,628	4,179,338	4,124,131

Smile Brands Group Inc. (0.9%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.2% Cash, Due 10/24)	5,178,506	5,121,918	5,080,199
			5,178,506	5,121,918	5,080,199

Solenis Holdings, L.P. (1.3%)*(5) (6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.5% Cash, Due 06/25)	7,940,000	7,986,130	7,830,825
			7,940,000	7,986,130	7,830,825

SonicWALL, Inc. (0.7%)*(6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 05/25)	4,477,500	4,479,692	4,164,075
			4,477,500	4,479,692	4,164,075

Sophia Holding Finance, L.P (2.6%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 09/22)	15,412,934	15,455,479	15,362,842
			15,412,934	15,455,479	15,362,842

SRS Distribution, Inc. (1.6%)*(4) (6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 05/25)	9,925,000	9,750,930	9,505,272
			9,925,000	9,750,930	9,505,272

SS&C Technologies, Inc. (0.3%)*(3) (6)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.7% Cash, Due 04/25)	1,751,221	1,747,206	1,744,164
			1,751,221	1,747,206	1,744,164

Syniverse Holdings, Inc. (1.6%)*(4) (6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.4% Cash, Due 03/23)	10,394,737	10,353,590	9,537,171
			10,394,737	10,353,590	9,537,171

Tahoe Subco 1 Ltd (2.5%)*(3) (4) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.1% Cash, Due 06/24)	14,880,452	14,886,995	14,479,573
			14,880,452	14,886,995	14,479,573

Team Health Holdings, Inc. (1.1%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 02/24)	6,929,114	6,690,393	6,123,604
			6,929,114	6,690,393	6,123,604

Tempo Acquisition LLC (2.0%)*(4) (5) (6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 05/24)	11,557,071	11,600,043	11,501,712
			11,557,071	11,600,043	11,501,712

Transportation Insight, LLC (3.3%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.8% Cash, Due 12/24)	19,385,653	19,166,650	19,337,042
			19,385,653	19,166,650	19,337,042

Tronox Ltd. (1.1%)*(3) (6)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 09/24)	6,291,574	6,316,064	6,223,059
			6,291,574	6,316,064	6,223,059

Trystar, LLC (2.9%)*(5) (7)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.9% Cash, Due 09/23)	16,722,328	16,469,581	16,680,701
		LLC Units (361.5 units)		361,505	454,023
			16,722,328	16,831,086	17,134,724

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
U.S. Anesthesia Partners, Inc. (2.3%)*(4) (6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 06/24)	$13,655,204	$13,712,976	$13,347,961
			13,655,204	13,712,976	13,347,961

U.S. Silica Company (0.2%)*(3) (4) (5)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.4% Cash, Due 05/25)	1,510,655	1,514,357	1,416,239
			1,510,655	1,514,357	1,416,239

Univision Communications Inc. (0.9%)*(6)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 03/24)	5,320,109	5,149,970	5,059,104
			5,320,109	5,149,970	5,059,104

USF Holdings LLC (0.5%)*(6) (7)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 12/21)	3,315,681	3,326,113	3,183,054
			3,315,681	3,326,113	3,183,054

USIC Holdings, Inc. (1.2%)*(5) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 12/23)	6,931,257	6,963,569	6,873,520
			6,931,257	6,963,569	6,873,520

USI, Inc. (1.4%)*(4) (5) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.3% Cash, Due 05/24)	8,414,358	8,407,511	8,193,481
			8,414,358	8,407,511	8,193,481

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.4%)*(5) (7)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.1% Cash, Due 11/24)	14,651,422	14,375,191	14,238,455
			14,651,422	14,375,191	14,238,455

Vail Holdco Corp (f/k/a Avantor, Inc.) (1.0%)*(4) (6)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 11/24)	5,759,281	5,833,099	5,780,878
			5,759,281	5,833,099	5,780,878

Venator Materials LLC (0.5%)*(3) (6)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	2,969,773	2,979,725	2,930,186
			2,969,773	2,979,725	2,930,186

Veritas Bermuda Intermediate Holdings Ltd. (1.5%)*(4) (6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.9% Cash, Due 01/23)	9,403,797	9,031,786	8,539,871
			9,403,797	9,031,786	8,539,871

Verscend Holding Corp. (0.4%)*(4)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.9% Cash, Due 08/25)	2,481,250	2,508,757	2,479,712
			2,481,250	2,508,757	2,479,712

VF Holding Corp. (2.0%)*(4) (5) (6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 07/25)	11,940,000	11,945,659	11,457,385
			11,940,000	11,945,659	11,457,385

Wilsonart, LLC (1.7%)*(4) (6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 12/23)	9,924,051	9,924,051	9,678,430
			9,924,051	9,924,051	9,678,430

Winebow Group, LLC, (The) (0.2%)*(4)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.2% Cash, Due 07/21)	1,563,898	1,491,997	1,399,688
			1,563,898	1,491,997	1,399,688

Wink Holdco, Inc (1.3%)*(4) (6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 12/24)	7,533,374	7,531,918	7,352,573
			7,533,374	7,531,918	7,352,573

WME Entertainment Parent, LLC (2.3%)*(4)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 05/25)	13,769,444	13,758,217	13,264,519
			13,769,444	13,758,217	13,264,519

Xperi Corp (0.4%)*(3) (6) (7)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.9% Cash, Due 12/23)	2,347,237	2,337,760	2,314,962
			2,347,237	2,337,760	2,314,962

Subtotal Non–Control / Non–Affiliate Investments			1,191,246,252	1,185,840,891	1,161,189,262

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) June 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Affiliate Investment:
Jocassee Partners LLC (0.9%)*(3) (5)	Investment Funds & Vehicles	9.1% Member Interest		$5,162,299	$5,000,210
				5,162,299	5,000,210

Subtotal Affiliate Investment				5,162,299	5,000,210

Short-Term Investments:

The Dreyfus Corporation (4.5%)*(4) (5)	Money Market Fund	Dreyfus Government Cash Management Fund (2.3% yield)	$26,068,450	26,068,450	26,068,450
			26,068,450	26,068,450	26,068,450

State Street Global Advisors (1.4%)*(3) (6)	Money Market Fund	State Street USD Liquidity LVNAV Fund (2.4% yield)	8,355,041	8,355,041	8,355,041
			8,355,041	8,355,041	8,355,041

Subtotal Short-Term Investments			34,423,491	34,423,491	34,423,491

Total Investments, June 30, 2019 (206.0%)*			$1,225,669,743	$1,225,426,681	$1,200,612,963

*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board of Directors determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended, based on, among other things, the input of Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments.

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

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 15.6% of total investments at fair value as of June 30, 2019. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)
Some or all of the investment is or will be encumbered as security for Barings BDC Senior Funding I, LLC's credit facility entered into in August 2018 with Bank of America, N.A., as amended and restated in December 2018 (the "August 2018 Credit Facility").

(5)	Some or all of the investment is or will be encumbered as security for the Company's credit facility entered into in February 2019 with ING Capital LLC (the "February 2019 Credit Facility").

(6)	Some or all of the investment is encumbered as security for the Company's $449.3 million term debt securitization entered into in May 2019 (the "Debt Securitization")

(7)	The fair value of the investment was determined using significant unobservable inputs.

See accompanying notes.

Barings BDC, Inc. Consolidated Schedule of Investments December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

24 Hour Fitness Worldwide, Inc. (1.6%)*(4)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 05/25)	$9,452,500	$9,543,878	$9,224,033
			9,452,500	9,543,878	9,224,033

Accelerate Learning (1.5%)*(5)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 12/24)	8,455,827	8,287,632	8,234,888
			8,455,827	8,287,632	8,234,888

Accurus Aerospace (4.3%)*(5)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 10/24)	25,000,000	24,636,436	24,312,943
			25,000,000	24,636,436	24,312,943

Acrisure, LLC (1.7%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 11/23)	9,949,622	10,011,600	9,620,091
			9,949,622	10,011,600	9,620,091

ADMI Corp. (0.6%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 04/25)	3,482,500	3,495,133	3,302,559
			3,482,500	3,495,133	3,302,559

AlixPartners LLP (1.4%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 04/24)	8,058,987	8,103,759	7,725,104
			8,058,987	8,103,759	7,725,104

Alliant Holdings LP (0.8%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 05/25)	4,972,506	4,980,447	4,689,372
			4,972,506	4,980,447	4,689,372

American Airlines Group Inc. (2.3%)*(3) (4)	Airport Services	First Lien Senior Secured Term Loan (LIBOR + 1.75%, 4.3% Cash, Due 06/25)	13,985,519	13,734,123	13,058,978
			13,985,519	13,734,123	13,058,978

American Dental Partners, Inc. (1.7%)*	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 7.1% Cash, Due 03/23)	10,000,000	9,975,555	9,850,000
			10,000,000	9,975,555	9,850,000

Amscan Holdings Inc. (0.4%)*(3) (4)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.0% Cash, Due 08/22)	2,411,098	2,428,340	2,321,694
			2,411,098	2,428,340	2,321,694

Apex Tool Group, LLC (1.3%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 02/22)	7,335,300	7,364,994	7,056,558
			7,335,300	7,364,994	7,056,558

Applied Systems Inc. (1.6%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 09/24)	9,313,068	9,380,593	8,855,144
			9,313,068	9,380,593	8,855,144

Ascend Learning, LLC (1.3%)*(4)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 07/24)	7,959,698	7,981,529	7,502,015
			7,959,698	7,981,529	7,502,015

AssuredPartners Capital, Inc. (2.0%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 10/24)	11,951,703	11,975,322	11,257,070
			11,951,703	11,975,322	11,257,070

Aveanna Healthcare Holdings, Inc. (f/k/a BCPE Eagle Buyer LLC) (0.7%)*(4) (5)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 03/24)	1,488,712	1,469,694	1,384,502
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 8.0% Cash, Due 03/24)	2,751,801	2,752,766	2,641,729
			4,240,513	4,222,460	4,026,231

AVSC Holding Corp. (1.3%)*(4)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.9% Cash, Due 03/25)	7,959,900	7,917,296	7,522,105
			7,959,900	7,917,296	7,522,105

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Bausch Health Companies Inc. (1.5%)*(3) (4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 05/25)	$8,820,910	$8,866,316	$8,406,856
			8,820,910	8,866,316	8,406,856

BDP International, Inc. (4.3%)*(5)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 8.1% Cash, Due 12/24)	25,000,000	24,502,972	24,347,685
			25,000,000	24,502,972	24,347,685

Berlin Packaging LLC (1.4%)*(4)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 11/25)	8,457,500	8,477,268	7,944,045
			8,457,500	8,477,268	7,944,045

Blackhawk Network Holdings Inc (1.7%)*(4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 06/25)	9,974,937	9,974,937	9,470,006
			9,974,937	9,974,937	9,470,006

Brookfield WEC Holdings Inc. (0.1%)*(4)	Construction & Engineering	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 08/25)	500,000	504,904	483,305
			500,000	504,904	483,305

Brown Machine LLC (1.0%)*(5)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.8% Cash, Due 10/24)	5,568,910	5,502,125	5,431,063
			5,568,910	5,502,125	5,431,063

Cadent (f/k/a Cross MediaWorks) (1.4%)*(5)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.7% Cash, Due 09/23)	7,966,133	7,891,122	7,793,161
			7,966,133	7,891,122	7,793,161

Caesars Entertainment Corp. (0.5%)*(3) (4)	Casinos & Gaming	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 12/24)	3,134,171	3,153,038	3,004,322
			3,134,171	3,153,038	3,004,322

Callaway Golf Co. (0.6%)*(3) (4)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.3% Cash, Due 12/25)	3,266,060	3,200,739	3,225,234
			3,266,060	3,200,739	3,225,234

Calpine Corp. (0.8%)*(4)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan7 (LIBOR + 2.5%, 5.3% Cash, Due 05/23)	129,118	129,583	122,379
		First Lien Senior Secured Term Loan5 (LIBOR + 2.5%, 5.3% Cash, Due 01/24)	4,497,510	4,513,817	4,264,899
			4,626,628	4,643,400	4,387,278

Capital Automotive LLC (2.0%)*(4)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 03/24)	11,939,394	11,966,567	11,443,909
			11,939,394	11,966,567	11,443,909

Carlyle Group L.P., (The) (f/k/a Nautilus Power, LLC) (0.6%)*(4)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 05/24)	3,487,410	3,504,691	3,434,227
			3,487,410	3,504,691	3,434,227

Charter Communications Inc. (0.8%)*(3) (4)	Cable & Satellite	First Lien Senior Secured Term Loan (LIBOR + 2.0%, 4.5% Cash, Due 04/25)	4,585,127	4,493,899	4,385,124
			4,585,127	4,493,899	4,385,124

Concentra Inc. (0.5%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.1% Cash, Due 06/22)	3,000,000	3,028,601	2,865,000
			3,000,000	3,028,601	2,865,000

Consolidated Container Co. LLC (1.3%)*(4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 05/24)	7,462,312	7,485,496	7,114,045
			7,462,312	7,485,496	7,114,045

Container Store Group, Inc., (The) (0.5%)*(3) (4) (5)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 09/23)	3,124,404	3,126,010	2,858,830
			3,124,404	3,126,010	2,858,830

Core & Main LP (1.7%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.7% Cash, Due 08/24)	9,974,811	10,022,554	9,617,414
			9,974,811	10,022,554	9,617,414

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Covia Holdings Corporation (Unimin Corporation) (0.3%)*(3) (4)	Diversified Metals & Mining	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.6% Cash, Due 06/25)	$2,435,500	$2,444,146	$1,753,560
			2,435,500	2,444,146	1,753,560

CPG Intermediate LLC (f/k/a Encapsys, LLC) (0.4%)*	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.0% Cash, Due 11/24)	2,172,331	2,174,889	2,108,964
			2,172,331	2,174,889	2,108,964

CPI International Inc. (0.8%)*(4)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 07/24)	4,795,633	4,803,762	4,631,766
			4,795,633	4,803,762	4,631,766

CVS Holdings I, LP (MyEyeDr) (0.3%)*(4)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.3% Cash, Due 02/25)	1,953,701	1,952,568	1,846,248
			1,953,701	1,952,568	1,846,248

Dimora Brands, Inc. (0.5%)*	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 08/24)	2,984,887	2,988,439	2,839,373
			2,984,887	2,988,439	2,839,373

Dole Food Co. Inc. (2.4%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 04/24)	13,919,794	13,927,211	13,484,800
			13,919,794	13,927,211	13,484,800

Dresser Natural Gas Solutions (2.1%)*(5)	Natural Gas	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 10/25)	12,115,385	12,056,896	11,903,574
			12,115,385	12,056,896	11,903,574

Duff & Phelps Corporation (2.2%)*(4)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 02/25)	13,341,288	13,378,119	12,593,642
			13,341,288	13,378,119	12,593,642

Edelman Financial Group, Inc. (1.8%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 07/25)	10,486,000	10,569,223	10,074,005
			10,486,000	10,569,223	10,074,005

Endo International PLC (1.3%)*(3) (4)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 04/24)	7,959,596	8,032,969	7,521,818
			7,959,596	8,032,969	7,521,818

Equian Buyer Corp. (0.6%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 05/24)	3,482,323	3,488,194	3,358,701
			3,482,323	3,488,194	3,358,701

Exelon Corp. (0.5%)*(3) (4)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.7% Cash, Due 11/24)	3,000,000	3,028,710	2,835,000
			3,000,000	3,028,710	2,835,000

Eyemart Express (0.6%)*(4)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	3,478,637	3,490,449	3,365,581
			3,478,637	3,490,449	3,365,581

Fieldwood Energy LLC (1.7%)*(4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.8% Cash, Due 04/22)	10,000,000	10,091,054	9,318,800
			10,000,000	10,091,054	9,318,800

Filtration Group Corporation (1.9%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/25)	10,944,862	11,032,278	10,525,346
			10,944,862	11,032,278	10,525,346

Flex Acquisition Holdings, Inc. (1.7%)*(4)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 06/25)	9,972,500	9,993,054	9,419,026
			9,972,500	9,993,054	9,419,026

Gardner Denver Inc. (0.3%)*(3) (4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 07/24)	1,682,557	1,694,790	1,621,043
			1,682,557	1,694,790	1,621,043

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
GlobalTranz (0.5%)*(5)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.5% Cash, Due 10/26)	$2,980,874	$2,937,205	$2,900,969
			2,980,874	2,937,205	2,900,969

GMS Inc. (1.2%)*(3) (4)	Construction & Engineering	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/25)	7,481,203	7,440,285	7,032,331
			7,481,203	7,440,285	7,032,331

Graftech International Ltd. (1.8%)*(3) (4) (5)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 02/25)	10,725,000	10,812,431	10,135,125
			10,725,000	10,812,431	10,135,125

Gray Television Inc. (0.1)*(3) (4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.6% Cash, Due 02/24)	655,812	641,096	627,940
			655,812	641,096	627,940

Gulf Finance, LLC (0.1)*(4)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.9% Cash, Due 08/23)	1,069,652	900,943	811,598
			1,069,652	900,943	811,598

Hanley Wood LLC (2.2%)*(5)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 9.0% Cash, Due 12/24)	12,500,000	12,190,695	12,375,000
			12,500,000	12,190,695	12,375,000

Harbor Freight Tools USA Inc.(1.0%)*(4)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 08/23)	5,994,942	5,934,386	5,640,880
			5,994,942	5,934,386	5,640,880

Hayward Industries, Inc. (1.4%)*(4)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 08/24)	8,457,179	8,488,506	8,115,340
			8,457,179	8,488,506	8,115,340

Healthline Media, Inc (2.2%)*(5)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.6% Cash, Due 11/24)	12,840,895	12,588,998	12,434,145
			12,840,895	12,588,998	12,434,145

Hertz Corporation (The) (1.0%)*(3) (4)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/23)	5,938,303	5,927,654	5,696,555
			5,938,303	5,927,654	5,696,555

Holley Performance Products (Holley Purchaser, Inc.) (3.9%)*(5)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 10/25)	22,535,000	22,204,286	21,971,625
			22,535,000	22,204,286	21,971,625

Hub International Limited (1.7%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 04/25)	10,333,075	10,347,614	9,735,720
			10,333,075	10,347,614	9,735,720

Husky Injection Molding Systems Ltd. (1.7%)*(3) (4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/25)	10,790,581	10,369,552	9,841,873
			10,790,581	10,369,552	9,841,873

Hyland Software Inc. (1.5%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 07/24)	8,715,134	8,776,016	8,427,535
			8,715,134	8,776,016	8,427,535

Immucor Inc. (0.4%)*(4)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.8% Cash, Due 06/21)	2,491,354	2,524,676	2,444,641
			2,491,354	2,524,676	2,444,641

Infor Software Parent, LLC (1.4%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/22)	8,000,000	8,012,613	7,653,760
			8,000,000	8,012,613	7,653,760

Intelsat S.A. (2.2%)*(3) (4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 11/23)	13,000,000	13,079,847	12,558,910
			13,000,000	13,079,847	12,558,910

ION Trading Technologies Ltd. (2.5%)*(4) (5)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.5% Cash, Due 11/24)	14,819,339	14,786,308	13,967,227
			14,819,339	14,786,308	13,967,227

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
IRB Holding Corporation (1.3%)*(4)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 02/25)	$7,969,854	$7,989,532	$7,583,316
			7,969,854	7,989,532	7,583,316

Jaguar Holding Company I (0.8%)*(4)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 08/22)	4,974,227	4,975,425	4,713,080
			4,974,227	4,975,425	4,713,080

JS Held, LLC (3.1%)*(5)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.3% Cash, Due 09/24)	17,593,912	17,403,946	17,179,827
			17,593,912	17,403,946	17,179,827

Kenan Advantage Group Inc. (1.4%)*(4)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 07/22)	8,449,929	8,442,949	8,138,380
			8,449,929	8,442,949	8,138,380

K-Mac Holdings Corp (0.6%)*(4)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 03/25)	3,482,456	3,492,379	3,310,527
			3,482,456	3,492,379	3,310,527

Kronos Inc. (1.9%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 11/23)	11,505,463	11,551,608	10,910,976
			11,505,463	11,551,608	10,910,976

Lighthouse Autism Center (1.1%)*(5)	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.1% Cash, Due 09/24)	6,157,408	5,891,621	5,817,408
		Class A LLC Units (154,320 units)		154,320	154,320
			6,157,408	6,045,941	5,971,728

Lindstrom (Metric Enterprises, Inc.) (1.2%)*(5)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 09/24)	7,023,012	6,972,814	6,885,353
			7,023,012	6,972,814	6,885,353

LTI Holdings, Inc. (2.0%)*(4)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 09/25)	11,970,000	12,035,076	11,241,865
			11,970,000	12,035,076	11,241,865

Mallinckrodt Plc (1.9%)*(3) (4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.6% Cash, Due 09/24)	11,753,810	11,679,642	10,754,736
			11,753,810	11,679,642	10,754,736

Men's Wearhouse, Inc. (The) (1.7%)*(3) (4)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 04/25)	9,974,874	10,073,027	9,588,348
			9,974,874	10,073,027	9,588,348

Micro Holding Corp. (1.8%)*	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 12/24)(5)	2,712,876	2,725,787	2,590,796
		First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 09/24)(4)	7,959,698	8,017,449	7,531,864
			10,672,574	10,743,236	10,122,660

NFP Corp. (1.4%)*(4)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 01/24)	8,630,128	8,628,301	8,144,684
			8,630,128	8,628,301	8,144,684

NVA Holdings, Inc. (1.3%)*(4)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/25)	7,916,170	7,900,214	7,441,200
			7,916,170	7,900,214	7,441,200

Omaha Holdings LLC (1.7%)*(4)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 03/24)	9,949,622	10,021,886	9,430,351
			9,949,622	10,021,886	9,430,351

Omnitracs, LLC (1.4%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.6% Cash, Due 03/25)	8,435,312	8,407,343	7,933,411
			8,435,312	8,407,343	7,933,411

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (1.9%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 06/25)	11,520,080	11,524,382	10,659,645
			11,520,080	11,524,382	10,659,645

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
PAREXEL International Corp. (1.2%)*(4)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 09/24)	$7,470,248	$7,436,079	$6,732,561
			7,470,248	7,436,079	6,732,561

Penn Engineering & Manufacturing Corp. (0.3%)*(4)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/24)	1,989,899	2,006,604	1,916,929
			1,989,899	2,006,604	1,916,929

Phoenix Services International LLC (0.5%)*(4)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.1% Cash, Due 03/25)	2,984,962	2,996,845	2,868,042
			2,984,962	2,996,845	2,868,042

PMHC II, Inc. (0.1%)*	Diversified Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.2% Cash, Due 03/25)	621,867	625,543	565,899
			621,867	625,543	565,899

PODS Enterprises, Inc. (1.4%)*(4)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 12/24)	7,959,712	7,985,095	7,608,132
			7,959,712	7,985,095	7,608,132

Prime Security Services Borrower, LLC (2.1%)*(3) (4)	Security & Alarm Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 05/22)	12,593,945	12,633,406	11,976,842
			12,593,945	12,633,406	11,976,842

Pro Mach Inc. (1.0%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 03/25)	5,969,925	5,950,852	5,659,011
			5,969,925	5,950,852	5,659,011

ProAmpac Intermediate Inc. (1.7%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 11/23)	9,947,995	9,962,292	9,475,466
			9,947,995	9,962,292	9,475,466

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (1.3%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 04/24)	7,436,794	7,443,394	7,139,322
			7,436,794	7,443,394	7,139,322

Red Ventures, LLC (1.9%)*(4)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 11/24)	10,966,554	11,103,689	10,418,227
			10,966,554	11,103,689	10,418,227

RedPrairie Holding, Inc (1.7%)*(4)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 10/23)	9,949,239	10,022,004	9,564,203
			9,949,239	10,022,004	9,564,203

Renaissance Learning, Inc. (0.9%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 05/25)	5,446,052	5,441,904	5,041,029
			5,446,052	5,441,904	5,041,029

Reynolds Group Holdings Ltd. (2.6%)*(4)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/23)	15,421,320	15,498,970	14,650,254
			15,421,320	15,498,970	14,650,254

Sabre Holdings Corp (0.2%)*(4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 2.0%, 4.5% Cash, Due 02/24)	914,018	895,738	882,786
			914,018	895,738	882,786

SCI Packaging Inc. (f/k/a BWAY Holding Company) (2.3%)*(4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 04/24)	13,929,293	13,906,708	13,070,274
			13,929,293	13,906,708	13,070,274

Seadrill Ltd. (1.4%)*(4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 8.8% Cash, Due 02/21)	9,918,283	9,372,499	7,742,509
			9,918,283	9,372,499	7,742,509

Seaworld Entertainment, Inc. (1.4%)*(3) (4)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/24)	8,456,962	8,446,134	8,055,256
			8,456,962	8,446,134	8,055,256

Serta Simmons Bedding LLC (0.4%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 11/23)	2,992,386	2,704,234	2,493,645
			2,992,386	2,704,234	2,493,645

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

SIWF Holdings, Inc. (f/k/a Springs Industries Inc.) (1.6%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 06/25)	$9,445,430	$9,507,419	$9,156,211
			9,445,430	9,507,419	9,156,211

SK Blue Holdings, LP (0.7%)*(4) (5)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.2% Cash, Due 10/25)	4,202,638	4,200,204	4,034,533
			4,202,638	4,200,204	4,034,533

SmartBear (0.8%)*(5)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.4% Cash, Due 05/24)	4,959,088	4,840,642	4,778,162
			4,959,088	4,840,642	4,778,162

Smile Brands Group Inc. (0.9%)*(5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 10/24)	5,043,318	4,981,982	4,912,691
			5,043,318	4,981,982	4,912,691

Solenis Holdings, L.P. (1.4%)*(4)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.7% Cash, Due 12/23)	7,960,000	8,010,373	7,681,400
			7,960,000	8,010,373	7,681,400

SonicWALL, Inc. (0.8%)*(4)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.1% Cash, Due 05/25)	4,500,000	4,502,358	4,289,985
			4,500,000	4,502,358	4,289,985

Sophia Holding Finance, L.P . (2.7%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.1% Cash, Due 09/22)	15,925,386	15,975,609	15,305,411
			15,925,386	15,975,609	15,305,411

SRS Distribution, Inc. (1.6%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 05/25)	9,975,000	9,787,668	9,283,034
			9,975,000	9,787,668	9,283,034

SS&C Technologies, Inc. (0.3%)*(3) (4)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.8% Cash, Due 04/25)	1,760,188	1,755,852	1,657,886
			1,760,188	1,755,852	1,657,886

Staples Inc. (2.4%)*(4)	Retail	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.5% Cash, Due 09/24)	13,964,736	13,944,087	13,359,644
			13,964,736	13,944,087	13,359,644

Syniverse Holdings, Inc. (1.7%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 03/23)	10,447,368	10,401,186	9,315,605
			10,447,368	10,401,186	9,315,605

Tahoe Subco 1 Ltd (2.5%)*(3) (4)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.3% Cash, Due 06/24)	14,960,151	14,967,158	13,902,319
			14,960,151	14,967,158	13,902,319

Team Health Holdings, Inc. (1.1%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/24)	6,964,557	6,701,992	6,207,162
			6,964,557	6,701,992	6,207,162

Tempo Acquisition LLC (2.0%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 05/24)	11,616,035	11,663,099	11,093,314
			11,616,035	11,663,099	11,093,314

Transportation Insight, LLC (3.4%)*(5)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 12/24)	19,483,068	19,245,141	19,007,740
			19,483,068	19,245,141	19,007,740

TransUnion (0.1%)*(3) (4)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 2.0%, 4.5% Cash, Due 04/23)	634,147	619,996	608,781
			634,147	619,996	608,781

Travelport Ltd. (0.3%)*(3) (4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.1% Cash, Due 03/25)	1,989,228	1,987,991	1,951,691
			1,989,228	1,987,991	1,951,691

Tronox Ltd. (1.2%)*(3) (4)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 09/24)	6,964,824	7,001,035	6,745,920
			6,964,824	7,001,035	6,745,920

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Trystar, Inc. (3.1%)*(5)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.4% Cash, Due 09/23)	$17,850,676	$17,554,515	$17,320,845
		LLC Units (361.5 units)		361,505	361,505
			17,850,676	17,916,020	17,682,350

U.S. Anesthesia Partners, Inc. (2.3%)*(4)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 06/24)	13,724,874	13,787,932	13,086,668
			13,724,874	13,787,932	13,086,668

U.S. Silica Company (0.2%)*(3) (4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.6% Cash, Due 05/25)	1,518,304	1,522,294	1,322,822
			1,518,304	1,522,294	1,322,822

Univision Communications Inc. (0.9%)*(4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 03/24)	5,470,018	5,279,013	4,938,989
			5,470,018	5,279,013	4,938,989

US Legal Support, Inc. (2.3%)*(5)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.5% Cash, Due 11/24)	13,513,994	13,216,624	13,065,980
			13,513,994	13,216,624	13,065,980

USF Holdings LLC (0.8%)*(4) (5)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.3% Cash, Due 12/21)	4,870,130	4,887,672	4,650,974
			4,870,130	4,887,672	4,650,974

USI, Inc. (1.4%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.8% Cash, Due 05/24)	8,457,179	8,449,689	7,960,320
			8,457,179	8,449,689	7,960,320

USIC Holdings, Inc. (1.2%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 12/23)	6,965,629	7,001,297	6,599,933
			6,965,629	7,001,297	6,599,933

Vail Holdco Corp (f/k/a Avantor, Inc.) (2.4%)*(4)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.6% Cash, Due 11/24)	14,193,506	14,381,790	13,720,436
			14,193,506	14,381,790	13,720,436

Venator Materials LLC (0.5%)*(3) (4)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	2,984,887	2,995,737	2,846,836
			2,984,887	2,995,737	2,846,836

Veritas Bermuda Intermediate Holdings Ltd. (1.4%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 01/23)	9,451,899	9,033,056	8,027,403
			9,451,899	9,033,056	8,027,403

Verscend Holding Corp. (0.4%)*(4)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 08/25)	2,493,750	2,523,202	2,406,469
			2,493,750	2,523,202	2,406,469

VF Holding Corp. (2.0%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.1% Cash, Due 07/25)	12,000,000	12,006,052	11,373,720
			12,000,000	12,006,052	11,373,720

Wilsonart, LLC (1.7%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.1% Cash, Due 12/23)	9,974,683	9,974,683	9,519,638
			9,974,683	9,974,683	9,519,638

Winebow Group, LLC, (The) (0.2%)*(4)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 07/21)	1,572,129	1,483,331	1,353,335
			1,572,129	1,483,331	1,353,335

Wink Holdco, Inc (1.3%)*(4)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 12/24)	7,571,614	7,570,011	7,158,961
			7,571,614	7,570,011	7,158,961

WME Entertainment Parent, LLC (f/k/a IMG Worldwide, Inc.) (2.3%)*(4)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 05/25)	13,841,944	13,829,823	12,682,681
			13,841,944	13,829,823	12,682,681

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Xperi Corp (0.5%)*(3) (4) (5)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 12/23)	$2,942,982	$2,929,408	$2,729,616
			2,942,982	2,929,408	2,729,616

Subtotal Non–Control / Non–Affiliate Investments			1,132,612,430	1,128,694,715	1,076,631,804

Short-Term Investments

The Dreyfus Corporation (8.0%)*(4)	Money Market Fund	Dreyfus Government Cash Management Fund (2.5% yield)	45,223,941	45,223,941	45,223,941
			45,223,941	45,223,941	45,223,941

Subtotal Short-Term Investments			45,223,941	45,223,941	45,223,941

Total Investments, December 31, 2018 (199.3%)*			$1,177,836,371	$1,173,918,656	$1,121,855,745

*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board of Directors determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended, based on, among other things, the input of Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements
1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Barings BDC, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are specialty finance companies. The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected for federal income tax purposes to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP ("Triangle SBIC"), Triangle Mezzanine Fund II LP ("Triangle SBIC II") and Triangle Mezzanine Fund III LP ("Triangle SBIC III"), are specialty finance limited partnerships that were formed to make investments primarily in lower middle-market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies ("SBICs") under the authority of the United States Small Business Administration ("SBA"). In connection with the closing of the Asset Sale Transaction, the Company repaid all of its outstanding SBA-guaranteed debentures and surrendered the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III.
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
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between Barings BDC, Inc. and its wholly-owned subsidiaries have been eliminated in consolidation. Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the Unaudited Consolidated Statements of Operations.
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
During the three and six months ended June 30, 2019, the Company repurchased a total of 376,384 shares and 969,789 shares, respectively, of its common stock in the open market under the Share Repurchase Plan at an average price of $10.06 per share and $9.95 per share, respectively, including broker commissions.
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
The Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. For the three and six months ended June 30, 2019, the Base Management Fee was approximately $3.1 million and $5.6 million, respectively. As of June 30, 2019, the base management fee for the three months ended June 30, 2019 was unpaid and included in "Accounts payable and accrued liabilities" in the accompanying Unaudited Consolidated Balance Sheet.
Incentive Fee
The Incentive Fee is comprised of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the "Income-Based Fee") and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year (the "Capital Gains Fee"). The Company did not pay any Incentive Fee for the three and six months ended June 30, 2019.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

For the three and six months ended June 30, 2019, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.9 million and $1.4 million, respectively, under the terms of the Administration Agreement, which amount is included in "General and administrative expenses" in the accompanying Unaudited Consolidated Statements of Operations. As of June 30, 2019, the administrative expenses for the three months ended June 30, 2019 were unpaid and included in "Accounts payable and accrued liabilities" in the accompanying Unaudited Consolidated Balance Sheet.
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
3. INVESTMENTS
Portfolio Composition
As of June 30, 2019 and December 31, 2018, approximately $809.1 million and $845.6 million, respectively, or 69.4% and 78.5%, respectively, of the Company's investment portfolio (excluding the Company's investment in short-term money market funds) was invested in syndicated senior secured loans, and approximately $357.1 million and $231.0 million, respectively, or 30.6% and 21.5%, respectively, of the Company's investment portfolio (excluding the Company's investment in short-term money market funds) was invested in senior secured, middle-market, private debt and equity investments.
Currently, the Company is primarily invested in syndicated senior secured loans, bonds and other fixed income securities. Over time, the Adviser expects to continue to transition the Company's portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. The Adviser's existing SEC exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017, permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The cost basis of the Company's debt investments includes any unamortized purchased premium or discount and unamortized loan origination fees. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2019:
Senior debt and 1st lien notes	$1,175,669,080	96%	$1,150,957,046	96%	197%
Subordinated debt and 2nd lien notes	9,655,986	1	9,648,558	1	2
Equity shares	515,825	—	583,658	—	—
Investment in joint venture	5,162,299	—	5,000,210	—	1
Short-term investments	34,423,491	3	34,423,491	3	6
	$1,225,426,681	100%	$1,200,612,963	100%	206%
December 31, 2018:
Senior debt and 1st lien notes	$1,120,401,043	95%	$1,068,436,847	95%	190%
Subordinated debt and 2nd lien notes	7,777,847	1	7,679,132	1	1
Equity shares	515,825	—	515,825	—	—
Short-term investments	45,223,941	4	45,223,941	4	8
	$1,173,918,656	100%	$1,121,855,745	100%	199%
During the three months ended June 30, 2019, the Company purchased $2.9 million in syndicated senior secured loans, made seven new senior secured private middle-market debt investments totaling $67.1 million, made one joint venture equity investment totaling $5.2 million and made additional debt investments in four existing portfolio companies totaling $5.2 million. During the six months ended June 30, 2019, the Company purchased $3.6 million in syndicated senior secured loans, made thirteen new middle-market debt investments totaling $130.1 million, consisting of twelve senior secured private debt investments and one second lien private debt investment, made one joint venture equity investment totaling $5.2 million and made additional debt investments in four existing portfolio companies totaling $6.9 million.
During the three months ended June 30, 2018, the Company made investments in four existing portfolio companies totaling $0.8 million. During the six months ended June 30, 2018, the Company made investments in ten existing portfolio companies totaling $29.1 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The industry composition of investments at fair value at June 30, 2019 and December 31, 2018, excluding short-term investments, was as follows:

	June 30, 2019		December 31, 2018
Aerospace and Defense	$36,296,197	3.1%	$28,944,709	2.7%
Automotive	34,762,164	3.0%	36,052,950	3.3%
Banking, Finance, Insurance and Real Estate	111,823,332	9.6%	97,220,907	9.0%
Beverage, Food and Tobacco	31,362,037	2.7%	30,978,576	2.9%
Capital Equipment	67,078,568	5.8%	46,630,026	4.3%
Chemicals, Plastics, and Rubber	23,779,226	2.0%	23,983,552	2.2%
Construction and Building	29,281,050	2.5%	29,157,682	2.7%
Consumer goods: Durable	20,847,863	1.8%	21,118,531	2.0%
Consumer goods: Non-durable	22,341,400	1.9%	25,025,317	2.3%
Containers, Packaging and Glass	54,675,029	4.7%	53,729,065	5.0%
Energy: Electricity	17,134,723	1.5%	17,682,349	1.6%
Energy: Oil and Gas	17,135,449	1.5%	17,872,908	1.7%
Healthcare and Pharmaceuticals	106,620,505	9.1%	143,160,276	13.3%
High Tech Industries	118,242,167	10.1%	93,740,806	8.7%
Hotel, Gaming and Leisure	24,705,462	2.1%	23,742,260	2.2%
Investment Funds and Vehicles(1)	5,000,210	0.4%	—	—%
Media: Advertising, Printing and Publishing	35,884,203	3.1%	30,315,332	2.8%
Media: Broadcasting and Subscription	17,912,854	1.5%	22,510,963	2.1%
Media: Diversified and Production	37,688,362	3.2%	15,325,025	1.4%
Metals and Mining	9,359,809	0.8%	5,944,424	0.6%
Retail	40,156,503	3.5%	53,507,322	5.0%
Services: Business	113,910,103	9.8%	107,136,887	10.0%
Services: Consumer	62,014,451	5.3%	31,122,421	2.9%
Telecommunications	26,535,426	2.3%	26,019,130	2.4%
Transportation: Cargo	65,515,041	5.6%	54,394,774	5.1%
Transportation: Consumer	13,531,248	1.2%	18,755,533	1.7%
Utilities: Electric	10,668,902	0.9%	10,656,505	1.0%
Utilities: Oil and Gas	11,927,188	1.0%	11,903,574	1.1%
Total	$1,166,189,472	100.0%	$1,076,631,804	100.0%

(1)	Includes the Company’s investment in Jocassee Partners LLC.
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust ("SCRS") to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which will invest in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans, structured products and real estate debt. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments.
The Company has determined that Jocassee is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Jocassee because the Company does not control Jocassee due to allocation of the voting rights among Jocassee members.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of June 30, 2019, Jocassee had the following commitments, contributions and unfunded commitments from its members:

	As of June 30, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$50,000,000	$5,000,000	$—	$45,000,000
South Carolina Retirement Systems Group Trust	500,000,000	50,000,000	—	450,000,000
Total	$550,000,000	$55,000,000	$—	$495,000,000
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Investment Valuation Process
The Adviser has established a Pricing Committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses internal pricing models, in accordance with internal pricing procedures established by the Adviser's Pricing Committee, to price an asset in the event an acceptable price cannot be obtained from an approved external source.
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
The Company's money market fund investments are generally valued using Level 1 inputs and its syndicated senior secured loans are generally valued using Level 2 inputs. The Company's senior secured, middle-market, private debt investments are generally valued using Level 3 inputs.
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
The total number of senior secured, middle-market investments and the percentage of the Company's total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2018(2)	—	—%
December 31, 2018	5	100%
March 31, 2019	18	100%
June 30, 2019	22	100%

(1)	Exclusive of the fair value of new middle-market investments made during the quarter and certain middle-market investments repaid subsequent to the end of the reporting period.

(2)
The Company did not engage any independent valuation firms to perform the Procedures for the third quarter of 2018 as the Company's investment portfolio consisted primarily of newly-originated investments.

Upon completion of the Procedures, the valuation firm concluded that, with respect to each investment reviewed by the valuation firm, the fair value of those investments subjected to the Procedures appeared reasonable. Finally, the Board determined in good faith that the Company's investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and the independent valuation firm.

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
Income Approach
The Company utilizes an Income Approach model in valuing its private debt investment portfolio, which consists of middle-market senior secured loans with floating reference rates. As vendor and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of one or more performing credit indices as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. The implied yield used within the model is considered a significant unobservable input. As such, these assets are generally classified within Level 3. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
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

Barings BDC, Inc.
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
Valuation of Investment in Jocassee
The Company estimates the fair value of its investment in Jocassee using the net asset value per unit of Jocassee. The net asset value per unit of Jocassee is determined in accordance with the specialized accounting guidance for investment companies.
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at June 30, 2019 and December 31, 2018 are summarized as follows:

June 30, 2019:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$281,120,079	Income Approach	Implied Spread	4.3% – 6.8%	5.4%
	54,975,270	Market Approach	Pricing Service Quotes	96.0% – 99.8%	98.0%
Subordinated debt and 2nd lien notes	9,648,558	Income Approach	Implied Spread	9.2% – 9.4%	9.3%
Equity shares	583,658	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	9.9x – 12.5x	10.4x

(1)	One senior debt investment with a total fair value of $21,276,464 that repaid subsequent to the end of the reporting period was valued at its transaction value.

December 31, 2018:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$178,647,302	Income Approach	Implied Spread	4.9% – 7.0%	5.8%
	66,964,957	Market Approach	Pricing Service Quotes	91.5% – 97.5%	95.4%
Subordinated debt and 2nd lien notes	7,679,132	Income Approach	Implied Spread	9.0% – 9.4%	9.3%
Equity shares	515,825	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	9.1x – 10.3x	9.5x

(1)	One senior debt investment with a total fair value of $12,375,000 was valued using an unobservable market transaction.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following tables present the Company’s investment portfolio at fair value as of June 30, 2019 and December 31, 2018, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$793,585,233	$357,371,813	$1,150,957,046
Subordinated debt and 2nd lien notes	—	—	9,648,558	9,648,558
Equity shares	—	—	583,658	583,658
Short-term investments	34,423,491	—	—	34,423,491
Investments subject to leveling	$34,423,491	$793,585,233	$367,604,029	$1,195,612,753
Investment in joint venture (1)				5,000,210
				$1,200,612,963

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$810,449,588	$257,987,259	$1,068,436,847
Subordinated debt and 2nd lien notes	—	—	7,679,132	7,679,132
Equity shares	—	—	515,825	515,825
Short-term investments	45,223,941	—	—	45,223,941
	$45,223,941	$810,449,588	$266,182,216	$1,121,855,745

(1)
The Company's investment in Jocassee is measured at fair value using net asset value and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet.

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018:

Six Months Ended June 30, 2019:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$257,987,259	$7,679,132	$515,825	$266,182,216
New investments	132,890,095	4,951,685	—	137,841,780
Transfers out of Level 3	(18,924,383)	—	—	(18,924,383)
Proceeds from sales of investments	(6,540,831)	—	—	(6,540,831)
Loan origination fees received	(2,271,606)	(148,551)	—	(2,420,157)
Principal repayments received	(9,932,420)	(2,980,874)	—	(12,913,294)
Accretion of loan discounts	(5,395)	—	—	(5,395)
Accretion of deferred loan origination revenue	486,312	55,878	—	542,190
Realized loss	(46,575)	—	—	(46,575)
Unrealized appreciation (depreciation)	3,729,357	91,288	67,833	3,888,478
Fair value, end of period	$357,371,813	$9,648,558	$583,658	$367,604,029

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Six Months Ended June 30, 2018:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$262,803,297	$589,548,358	$162,543,691	$1,389,000	$1,016,284,346
New investments	19,747,966	7,803,827	1,535,469	—	29,087,262
Reclassifications	8,617,000	(8,617,000)	—	—	—
Proceeds from sales of investments	—	—	(34,558,341)	(708)	(34,559,049)
Loan origination fees received	(292,999)	—	—	—	(292,999)
Principal repayments received	(28,555,564)	(133,510,838)	—	—	(162,066,402)
PIK interest earned(1)	225,340	3,048,266	—	—	3,273,606
PIK interest payments received	(1,403,097)	(2,494,389)	—	—	(3,897,486)
Accretion of loan discounts	—	12,131	—	—	12,131
Accretion of deferred loan origination revenue	442,070	2,447,978	—	—	2,890,048
Realized gain (loss)	—	(65,214,565)	19,630,512	708	(45,583,345)
Unrealized appreciation (depreciation)	(4,846,915)	60,331,768	(2,085,556)	(142,000)	53,257,297
Fair value, end of period	$256,737,098	$453,355,536	$147,065,775	$1,247,000	$858,405,409

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

All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on investments of $1.7 million and $25.5 million during the three and six months ended June 30, 2019 was related to portfolio company investments that were still held by the Company as of June 30, 2019. Pre-tax net unrealized appreciation (depreciation) on investments of $2.0 million and $(1.7) million during the three and six months ended June 30, 2018 was related to portfolio company investments that were still held by the Company as of June 30, 2018.
Exclusive of short-term investments, during the six months ended June 30, 2019, the Company made investments of approximately $139.9 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2019, the Company made investments of $6.2 million in portfolio companies to which it was previously committed to provide such financing.
During the six months ended June 30, 2018, the Company made investments of approximately $18.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2018, the Company made investments of $10.8 million in portfolio companies to which it was previously committed to provide such financing.
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchases and sales of the Company's syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company is contractually owed and recognizes interest income equal to the applicable margin ("spread") beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are "Affiliated Persons" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control / Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities of such company, has greater than 50.0% representation on its board or has the power to exercise control over the management or policies of such portfolio company. The Company is deemed to be an affiliate of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the voting securities of such company.
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
Fee income for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Recurring Fee Income:
Amortization of loan origination fees	$200,806	$521,214	$346,124	$1,102,139
Management, valuation and other fees	78,573	115,664	130,882	313,425
Total Recurring Fee Income	279,379	636,878	477,006	1,415,564
Non-Recurring Fee Income:
Prepayment fees	59,617	953,011	59,617	1,191,943
Acceleration of unamortized loan origination fees	118,299	1,144,442	197,378	1,787,909
Advisory, loan amendment and other fees	62,675	35,248	87,026	162,153
Total Non-Recurring Fee Income	240,591	2,132,701	344,021	3,142,005
Total Fee Income	$519,970	$2,769,579	$821,027	$4,557,569
Concentration of Credit Risk
As of both June 30, 2019 and December 31, 2018, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2019 and December 31, 2018, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 2.0% and 2.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of June 30, 2019, $338.1 million of the Company's assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the August 2018 Credit Facility, $444.3 million were pledged (or will be pledged when the related investment purchase settles) as collateral for the February 2019 Credit Facility, and $443.8 million were pledged as collateral for the Debt Securitization.
Investments Denominated in Foreign Currency
As of June 30, 2019 and December 31, 2018, the Company did not hold any investments that were denominated in foreign currencies.
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
4. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following schedules present information about investments in and advances to affiliates for the six months ended June 30, 2019 and year ended December 31, 2018:

Six Months Ended June 30, 2019:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2018 Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2019 Value
Portfolio Company	Type of Investment(1)
Affiliate Investments:
Jocassee Partners LLC	9.1% Member Interest	$—	$(162,089)	$—	$—	$5,162,299	$162,089	$5,000,210
		—	(162,089)	—	—	5,162,299	162,089	5,000,210

Total Affiliate Investments		$—	$(162,089)	$—	$—	$5,162,299	$162,089	$5,000,210

(1)	Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in Control or Affiliate categories, respectively.

(3)
Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)
Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

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
For federal income tax purposes, the cost of investments owned as of June 30, 2019 and December 31, 2018 was approximately $1,224.8 million and $1,173.3 million, respectively. As of June 30, 2019, net unrealized depreciation on the Company's investments (tax basis) was approximately $24.2 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $3.0 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $27.2 million. The cost of investments owned (tax basis) listed above does not include the RIC's basis in the Taxable Subsidiary. As of June 30, 2019 and December 31, 2018, the cost (tax basis) of the RIC's investment in the Taxable Subsidiary was approximately $19.5 million and $20.6 million, respectively. As of December 31, 2018, net unrealized depreciation on the Company's investments (tax basis) was approximately $51.4 million, consisting of gross unrealized appreciation, where the fair value of the Company's

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

investments exceeds their tax cost, of approximately $1.6 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $53.0 million.
6. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2019 and December 31, 2018:

Issuance Date	Maturity Date	Interest Rate as of June 30, 2019	June 30, 2019	December 31, 2018
Credit Facilities:
February 21, 2019	February 21, 2024	4.963%	$75,000,000	$—
August 3, 2018 - Class A	NA	NA	—	190,000,000
August 3, 2018 - Class A-1	August 3, 2020	3.612%	210,500,000	380,000,000
Total Credit Facilities			$285,500,000	$570,000,000
Debt Securitization:
May 9, 2019 - Class A-1 2019 Notes	April 15, 2027	3.544%	$296,750,000	$—
May 9, 2019 - Class A-2 2019 Notes	April 15, 2027	4.174%	51,500,000	—
Less: Deferred financing fees			(1,808,547)	—
Total Debt Securitization			$346,441,453	$—
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
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, the Company reduced its Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, the Company further reduced its Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced its Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in the Unaudited Consolidated Statements of Operations. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
Under the August 2018 Credit Facility, BSF has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for credit facilities of this nature. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within two business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by BSF of certain ineligible assets; (d) the insolvency or bankruptcy of BSF; and (e) the decline of BSF’s NAV below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate. As of June 30, 2019, BSF was in compliance with all covenants under the August 2018 Credit Facility.
Borrowings of BSF will be considered borrowings by Barings BDC, Inc. for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of BSF under the August 2018 Credit Facility are non-recourse to Barings BDC, Inc.
As of June 30, 2019 and December 31, 2018, BSF had borrowings of $210.5 million and $570.0 million, respectively, outstanding under the August 2018 Credit Facility with a weighted average interest rate of 3.612% and 3.654%, respectively. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2019 and December 31, 2018, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $210.5 million and $570.0 million, respectively.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum shareholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of June 30, 2019, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of June 30, 2019, the Company had borrowings of $75.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 4.963%. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $75.0 million.
Debt Securitization
On May 9, 2019, the Company completed a $449.3 million term debt securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the Debt Securitization (collectively, the “2019 Notes”) were issued by Barings BDC Static CLO Ltd. 2019-I (“BBDC Static CLO Ltd.”) and Barings BDC Static CLO 2019-I, LLC, wholly-owned and consolidated subsidiaries of the Company (collectively, the “Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes (“Class A-1 2019 Notes”), which bear interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes (“Class A-2 2019 Notes”), which bear interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which do not bear interest and are not rated. The Company retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for the Company’s sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests therein distributed to the Company by BSF. The 2019 Notes are scheduled to mature on April 15, 2027; however the 2019 Notes may be redeemed by the Issuers, at the direction of the Company as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, the Company made customary representations, warranties and covenants to the Issuers.
The Class A-1 2019 Notes and Class A-2 2019 Notes are the secured obligations of the Issuers, the Subordinated 2019 Notes are the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes includes customary covenants and events of default. The 2019 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
The Company serves as collateral manager to BBDC Static CLO Ltd. under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
The Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, except that LIBOR for the first Interest Accrual Period was calculated by reference to an interpolation between the rate for deposits with a term equal to the next shorter period of time for which rates were available and the rate appearing for deposits with a term equal to the next longer period of time for which rates were available.
As of June 30, 2019, the Company had borrowings of $296.8 million outstanding under the Class A-1 2019 Notes with an interest rate of 3.544% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 4.174%. The fair value determinations of the Company’s 2019 Notes were based on market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $296.9 million and $51.5 million, respectively.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The following table presents information with respect to equity-based compensation for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	748,674	$19.79
Shares granted during the period	435,106	$10.73
Shares vested during the period	(279,720)	$20.56
Unvested shares, end of period	904,060	$15.19
8. TRANSACTIONS WITH CONTROLLED COMPANIES
During the six months ended June 30, 2018, the Company received management fees from SRC Worldwide, Inc., a wholly-owned subsidiary of CRS-SPV, Inc., of $100,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the three and six months ended June 30, 2018, the Company recognized dividend and interest income from certain control investments as disclosed in Note 4 - Schedule of Investments in and Advances to Affiliates. During the three and six months ended June 30, 2019, there were no transactions with controlled companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of June 30, 2019 and December 31, 2018 were as follows:

Portfolio Company	Investment Type	June 30, 2019	December 31, 2018
Anju Software, Inc.	Delayed Draw Term Loan	$7,925,485	$—
Arch Global Precision, LLC	Delayed Draw Term Loan	1,072,230	—
Armstrong Transport Group (Pele Buyer, LLC)	Delayed Draw Term Loan	844,146	—
Aveanna Healthcare Holdings, Inc.(1)	Delayed Draw Term Loan	—	804,620
Campaign Monitor (UK) Limited(1)	Delayed Draw Term Loan	2,542,373	—
Dart Buyer, Inc.	Delayed Draw Term Loan	7,455,734	—
Jocassee Partners LLC(1)	Joint Venture	45,000,000	—
JS Held, LLC	Delayed Draw Term Loan	—	2,275,039
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	4,367,284	6,172,840
Process Equipment, Inc.	Delayed Draw Term Loan	1,022,646	—
Professional Datasolutions, Inc. (PDI)	Delayed Draw Term Loan	1,666,994	—
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	1,165,294	1,325,699
Transportation Insight, LLC(1)	Delayed Draw Term Loan	5,516,932	5,516,932
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	1,982,052	3,153,265
Total unused commitments to extend financing		$80,561,170	$19,248,395

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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019 the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On April 18, 2019, the defendants filed a response in opposition to the plaintiff’s motion for leave. On May 2, 2019, the plaintiff filed a reply in support of its motion for leave. The motion for leave is currently pending before the court.
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

10. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Per share data:
Net asset value at beginning of period	$10.98	$13.43
Net investment income(1)	0.30	0.48
Net realized loss on investments / foreign currency borrowings(1)	—	(0.93)
Net unrealized appreciation on investments / foreign currency borrowings(1)	0.54	1.08
Total increase from investment operations(1)	0.84	0.63
Dividends paid to stockholders from net investment income	(0.25)	(0.30)
Purchases of shares in share repurchase plan	0.03	—
Stock-based compensation	—	(0.05)
Tax provision(1)	—	(0.01)
Other(2)	(0.01)	—
Net asset value at end of period	$11.59	$13.70
Market value at end of period(3)	$9.84	$11.50
Shares outstanding at end of period	50,314,275	48,050,720
Net assets at end of period	$583,079,705	$658,306,493
Average net assets	$579,833,877	$644,713,747
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)	7.83%	9.09%
Ratio of net investment income to average net assets (annualized)	5.30%	7.07%
Portfolio turnover ratio	39.48%	2.92%
Total return(4)	11.96%	24.42%

(1)	Weighted average per share data—basic and diluted.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

11. SUBSEQUENT EVENTS
On July 26, 2019, the Board declared a quarterly distribution of $0.14 per share payable on September 18, 2019 to holders of record as of September 11, 2019.
Subsequent to June 30, 2019, the Company made approximately $70.1 million of new middle-market private debt commitments, of which approximately $33.0 million closed. The $33.0 million of middle-market investments consist of all first lien senior secured debt and the weighted average yield of the closed originations was 8.9%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and six months ended June 30, 2019, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
Our wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP, or Triangle SBIC, Triangle Mezzanine Fund II LP, or Triangle SBIC II, and Triangle Mezzanine Fund III LP, or Triangle SBIC III, are specialty finance limited partnerships that were formed to make investments primarily in lower middle-market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies, or SBICs, under the authority of the United States Small Business Administration, or SBA. In connection with the closing of the Asset Sale Transaction, we repaid all of our outstanding SBA-guaranteed debentures and surrendered the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III.
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
On September 24, 2018, or the Effective Date, Barings entered into a Rule 10b5-1 Purchase Plan, or the 10b5-1 Plan, that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of our common stock on the open market on behalf of Barings in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with Barings obligation under the Externalization Agreement to enter into a trading plan pursuant to which Barings committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, Barings fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of our common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, Barings had purchased 5,084,302 shares of our common stock pursuant to the 10b5-1 Plan and as of June 30, 2019, owned a total of 13,639,681 shares of our common stock, or 27.1% of the total shares outstanding.
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
Beginning August 2, 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has been transitioning our portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017, permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our syndicated senior secured loans generally bear interest between LIBOR plus 300 basis points and LIBOR plus 400 points. Our senior secured private debt investments generally have terms of between five and seven years. Our senior secured private debt investments generally bear interest between LIBOR plus 450 basis points and LIBOR plus 650 basis points per annum. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term.
As of June 30, 2019, the weighted average yield on our syndicated senior secured loan portfolio and our middle-market senior secured private debt portfolio was approximately 5.6% and 7.4%, respectively. As of June 30, 2019, the weighted average yield on these two portfolios on a combined basis was approximately 6.2%. The weighted-average yield on all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 6.0% as of June 30, 2019.
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
As of June 30, 2018, the weighted average yield on our outstanding debt investments other than non-accrual debt investments was approximately 11.0%, the weighted average yield on all of our outstanding investments (including equity and equity-linked investments but excluding non-accrual debt investments) was approximately 9.4%, and weighted average yield on all of our outstanding investments (including equity and equity-linked investments and non-accrual debt investments) was approximately 8.7%.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are now permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of June 30, 2019, our asset coverage ratio was 191.6%.
Portfolio Investment Composition
The total value of our investment portfolio was $1,200.6 million as of June 30, 2019, as compared to $1,121.9 million as of December 31, 2018. As of June 30, 2019, we had investments in 142 portfolio companies and two money market funds with an aggregate cost of $1,225.4 million. As of December 31, 2018, we had investments in 139 portfolio companies and one money market fund with an aggregate cost of $1,173.9 million. As of both June 30, 2019 and December 31, 2018, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2019 and December 31, 2018, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2019:
Senior debt and 1st lien notes	$1,175,669,080	96%	$1,150,957,046	96%
Subordinated debt and 2nd lien notes	9,655,986	1	9,648,558	1
Equity shares	515,825	—	583,658	—
Investment in joint venture	5,162,299	—	5,000,210	—
Short-term investments	34,423,491	3	34,423,491	3
	$1,225,426,681	100%	$1,200,612,963	100%
December 31, 2018:
Senior debt and 1st lien notes	$1,120,401,043	95%	$1,068,436,847	95%
Subordinated debt and 2nd lien notes	7,777,847	1	7,679,132	1
Equity shares	515,825	—	515,825	—
Short-term investments	45,223,941	4	45,223,941	4
	$1,173,918,656	100%	$1,121,855,745	100%
Investment Activity
During the six months ended June 30, 2019, we purchased $3.6 million in syndicated senior secured loans, made thirteen new middle-market debt investments totaling $130.1 million, consisting of twelve senior secured private debt investments and one second lien private debt investment, made one joint venture equity investment totaling $5.2 million and made additional debt investments in four existing portfolio companies totaling $6.9 million. In addition, we sold $10.8 million, net, in money market fund investments during the six months ended June 30, 2019. We had four portfolio company loans repaid at par totaling $26.6 million, received $20.8 million of principal payments and sold $33.7 million of syndicated secured loans and senior secured private debt investments, recognizing a net realized loss on these transactions of $0.5 million. In addition, we received $0.5 million in escrow distributions from three portfolio companies, which were recognized as realized gains.
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
Total portfolio investment activity for the six months ended June 30, 2019 and 2018 was as follows:

Six Months Ended June 30, 2019:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,068,436,847	$7,679,132	$515,825	$—	$45,223,941	$1,121,855,745
New investments	135,673,192	4,951,685		5,162,299	317,480,389	463,267,565
Proceeds from sales of investments	(33,739,874)	—	(468,819)	—	(328,280,839)	(362,489,532)
Loan origination fees received	(2,271,606)	(148,551)	—	—	—	(2,420,157)
Principal repayments received	(44,447,323)	(2,980,874)	—	—	—	(47,428,197)
Accretion of loan discounts	114,594	—	—	—	—	114,594
Accretion of deferred loan origination revenue	487,623	55,878	—	—	—	543,501
Realized gain (loss)	(548,570)	—	468,819	—	—	(79,751)
Unrealized appreciation (depreciation)	27,252,163	91,288	67,833	(162,089)	—	27,249,195
Fair value, end of period	$1,150,957,046	$9,648,558	$583,658	$5,000,210	$34,423,491	$1,200,612,963

Six Months Ended June 30, 2018:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$262,803,297	$589,548,358	$162,543,691	$1,389,000	$1,016,284,346
New investments	19,747,966	7,803,827	1,535,469	—	29,087,262
Reclassifications	8,617,000	(8,617,000)	—	—	—
Proceeds from sales of investments	—	—	(34,558,341)	(708)	(34,559,049)
Loan origination fees received	(292,999)	—	—	—	(292,999)
Principal repayments received	(28,555,564)	(133,510,838)	—	—	(162,066,402)
PIK interest earned	225,340	3,048,266	—	—	3,273,606
PIK interest payments received	(1,403,097)	(2,494,389)	—	—	(3,897,486)
Accretion of loan discounts	—	12,131	—	—	12,131
Accretion of deferred loan origination revenue	442,070	2,447,978	—	—	2,890,048
Realized gain (loss)	—	(65,214,565)	19,630,512	708	(45,583,345)
Unrealized appreciation (depreciation)	(4,846,915)	60,331,768	(2,085,556)	(142,000)	53,257,297
Fair value, end of period	$256,737,098	$453,355,536	$147,065,775	$1,247,000	$858,405,409
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both June 30, 2019, and December 31, 2018 we had no non-accrual assets.

Results of Operations
Three and Six months ended June 30, 2019 and June 30, 2018
Operating results for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total investment income	$19,601,688	$25,473,491	$37,941,446	$51,549,578
Total operating expenses	12,188,806	15,411,622	22,571,277	28,763,531
Net investment income	7,412,882	10,061,869	15,370,169	22,786,047
Net realized gains (losses)	50,024	(37,246,974)	(79,751)	(44,502,134)
Net unrealized appreciation	1,852,007	42,990,830	27,249,195	52,044,255
Loss on extinguishment of debt	(85,356)	—	(129,751)	—
Benefit from (provision for) taxes	17,493	(488,845)	(499)	(539,635)
Net increase in net assets resulting from operations	$9,247,050	$15,316,880	$42,409,363	$29,788,533
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net increases in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income:
Interest income	$19,074,824	$20,036,039	$37,108,838	$41,977,312
Dividend income	4,711	401,232	4,711	591,494
Fee and other income	519,970	2,769,579	821,027	4,557,569
Payment-in-kind interest income	—	1,544,886	—	3,273,607
Interest income from cash	2,183	721,755	6,870	1,149,596
Total investment income	$19,601,688	$25,473,491	$37,941,446	$51,549,578
The decrease in total investment income for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was related to the shift in our investment focus subsequent to the Transactions. During the quarter ended June 30, 2019, our investment portfolio was primarily comprised of syndicated senior secured loans and senior secured private debt investments, which are lower yielding debt investments as compared to our investment portfolio during the quarter ended June 30, 2018, which was comprised primarily of senior and subordinated debt securities of privately-held, lower middle-market companies. The weighted average yield on our investments was 6.0% as of June 30, 2019, as compared to 8.7% as of June 30, 2018.
Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating expenses:
Interest and other financing fees	$7,027,040	$7,344,335	$12,871,212	$14,934,883
Base management fees	3,130,955	—	5,581,950	—
Compensation expenses	108,646	3,842,656	227,090	7,935,508
General and administrative expenses	1,922,165	4,224,631	3,891,025	5,893,140
Total operating expenses	$12,188,806	$15,411,622	$22,571,277	$28,763,531
Interest and Other Financing Fees
Interest and other financing fees for the three and six months ended June 30, 2019 were attributable to borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization (each as defined below under "Liquidity and Capital Resources"). Interest and other financing fees for the three and six months ended June 30, 2018 were attributed to borrowings under our SBA-guaranteed debentures, the May 2017 Credit Facility and both the March 2022 Notes and the December 2022 Notes. The decrease in interest and other financing fees was primarily related to lower weighted average interest rates on outstanding borrowings during the the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018.

Base Management Fees
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base management fees for any partial month or quarter are appropriately pro-rated. Prior to the Externalization Transaction, we were an internally-managed BDC and did not pay any base management fees. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2019, the amount of Base Management Fee incurred was approximately $3.1 million and $5.6 million, respectively.
Compensation Expenses
Prior to the Transactions, compensation expenses were primarily influenced by headcount and levels of business activity. Our compensation expenses included salaries, discretionary compensation, equity-based compensation and benefits. Discretionary compensation was significantly impacted by our level of total investment income, our investment results, including investment realizations, prevailing labor markets and the external environment. In connection with the Transactions, all but two employees were terminated. The compensation expenses for the three and six months ended June 30, 2019 related to salaries, benefits and discretionary compensation of these remaining employees.
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
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$50,024	$(29,369,826)	$(79,751)	$(41,309,310)
Affiliate investments	—	(904,686)	—	2,352,512
Control investments	—	(6,630,547)	—	(6,626,547)
Net realized gains (losses) on investments	50,024	(36,905,059)	(79,751)	(45,583,345)
Foreign currency borrowings	—	(341,915)		1,081,211
Net realized gains (losses)	$50,024	$(37,246,974)	$(79,751)	$(44,502,134)
In the three months ended June 30, 2019, we recognized net realized gains totaling $0.1 million, which consisted primarily of a net gain on escrow payments received of $0.2 million, partially offset by a net loss on our syndicated senior secured loan portfolio of $0.1 million. In the six months ended June 30, 2019, we recognized a net realized loss totaling $0.1 million, which consisted primarily of a net loss on our syndicated senior secured loan portfolio of $0.5 million, partially offset by a net gain on escrow payments received of $0.5 million.
In the three months ended June 30, 2018, we recognized net realized losses totaling $37.2 million, which consisted primarily of a net loss on the repayments/write-offs of four non-control/non-affiliate investments totaling $43.8 million, a net loss on the repayments/write-off of two control investments totaling $6.6 million, a net loss on the sales/write-offs of two affiliate investments totaling $1.3 million and a net foreign currency realized loss of $0.3 million, partially offset by a net gain from the sales of ten non-control/non-affiliate investments totaling $14.4 million and a net gain from the sale of one affiliate investment totaling $0.4 million.
In the six months ended June 30, 2018, we recognized net realized losses totaling $44.5 million, which consisted primarily of a net loss on the repayments/write-offs of four non-control/non-affiliate investments totaling $43.8 million, a loss on the restructuring of one non-control/non-affiliate investment totaling $16.1 million, a loss on the repayments/write-off of two control investments totaling $6.6 million and a net loss on the sales/write-offs of three affiliate investments totaling $1.8 million, partially offset by a gain from a tax distribution from an affiliate investment totaling $3.8 million, a net gain from the sales of seventeen non-control/non-affiliate investments totaling $18.6 million, a gain from the sale of one affiliate investment totaling $0.4 million and a net foreign currency realized gain of $1.1 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$2,014,096	$22,220,521	$27,411,284	$32,152,905
Affiliate investments	(162,089)	17,629,966	(162,089)	19,085,297
Control investments	—	3,040,908	—	1,670,033
Net unrealized appreciation on investments	1,852,007	42,891,395	27,249,195	52,908,235
Foreign currency borrowings	—	99,435	—	(863,980)
Net unrealized appreciation	$1,852,007	$42,990,830	$27,249,195	$52,044,255
During the three months ended June 30, 2019, we recorded net unrealized appreciation totaling $1.9 million, consisting of net unrealized appreciation on our current portfolio of $1.7 million and net unrealized appreciation reclassification adjustments of $0.2 million related predominately to the net realized losses on the sales / repayments of certain syndicated secured loans. During the six months ended June 30, 2019, we recorded net unrealized appreciation totaling $27.2 million, consisting of net unrealized appreciation on our current portfolio of $25.5 million and net unrealized appreciation reclassification adjustments of $1.8 million related predominately to the net realized losses on the sales / repayments of certain syndicated secured loans.
During the three months ended June 30, 2018, we recorded net unrealized appreciation totaling $43.0 million, consisting of net unrealized appreciation on our current portfolio of $1.3 million and net unrealized appreciation reclassification adjustments of $41.7 million related to the realized gains and losses during the period. During the six months ended June 30, 2018, we recorded net unrealized appreciation totaling $52.0 million, consisting of net unrealized depreciation on our current portfolio of $1.2 million and net unrealized appreciation reclassification adjustments of $53.3 million related to the realized gains and losses during the period.
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
Cash Flows
For the six months ended June 30, 2019, we experienced a net increase in cash in the amount of $0.5 million. During that period, our operating activities used $32.7 million in cash, consisting primarily of purchases of portfolio investments of $171.4 million and purchases of short-term investments of $317.5 million, partially offset by proceeds from sales of investments totaling $104.4 million and sales of short-term investments of $328.3 million. In addition, our financing activities provided $33.2 million of cash, consisting primarily of net proceeds from our $449.3 million term debt securitization, or the Debt Securitization, of $348.3 million, partially offset by net repayments under the August 2018 Credit Facility and the February 2019 Credit Facility of $284.5 million, purchases of shares in the share repurchase plan of $9.6 million, financing fees of $8.2 million and dividends paid in the amount of $12.6 million. As of June 30, 2019, we had $12.9 million of cash on hand.
For the six months ended June 30, 2018, we experienced a net increase in cash and cash equivalents in the amount of $24.6 million. During that period, our operating activities provided $186.2 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from sales of investments totaling $196.6 million, which in addition to the cash provided by other operating activities, was partially offset by portfolio investments of $29.1 million. In addition, financing activities decreased cash by $161.5 million, consisting primarily of repayments under the May 2017 Credit Facility of $150.0 million and cash dividends paid in the amount of $14.4 million. As of June 30, 2018, we had $216.5 million of cash and cash equivalents on hand.

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
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, we reduced our Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, we further reduced our Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced our Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility were written off and recognized as a loss on extinguishment of debt in the Unaudited Consolidated Statements of Operations. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2020, or upon earlier termination of the August 2018 Credit Facility.
As of June 30, 2019, BSF was in compliance with all covenants of the August 2018 Credit Facility and had borrowings of $210.5 million outstanding under the August 2018 Credit Facility with an interest rate of 3.612%. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2019, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $210.5 million.
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
As of June 30, 2019, we were in compliance with all covenants under the February 2019 Credit Facility and had borrowings of $75.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 4.963%. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $75.0 million.
On May 9, 2019, we completed the Debt Securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing, which is consolidated for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the Debt Securitization, collectively, the 2019 Notes, were issued by Barings BDC Static CLO Ltd. 2019-I, or BBDC Static CLO Ltd., and Barings BDC Static CLO 2019-I, LLC, wholly-owned and consolidated subsidiaries. BBDC Static CLO Ltd. and Barings BDC Static CLO 2019-I, LLC are collectively referred to herein as the Issuers, and are secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes, or the Class A-1 2019 Notes, which bear interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes, or the Class A-2 2019 Notes, which bear interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which do not bear interest and are not rated. We retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for our sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests. The 2019 Notes are scheduled to mature on April 15, 2027; however the 2019 Notes may be redeemed by the Issuers, at our direction as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, we made customary representations, warranties and covenants to the Issuers.
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
We serve as collateral manager to BBDC Static CLO Ltd. under a collateral management agreement and we have agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
As of June 30, 2019, we had borrowings of $296.8 million outstanding under the Class A-1 2019 Notes with an interest rate of 3.544% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 4.174%. The fair value determination of the 2019 Notes were based on market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $296.8 million and $51.5 million, respectively.
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
During the six months ended June 30, 2019, we repurchased a total of 969,789 shares of our common stock in the open market under the Share Repurchase Plan at an average price of $9.95 per share, including broker commissions.
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
Recent Developments
On July 26, 2019, the Board declared a quarterly distribution of $0.14 per share payable on September 18, 2019 to holders of record as of September 11, 2019.
Subsequent to June 30, 2019, we made approximately $70.1 million of new middle-market private debt commitments, of which approximately $33.0 million closed. The $33.0 million of middle-market investments consist of all first lien senior secured debt and the weighted average yield of the closed originations was 8.9%.
Critical Accounting Policies and Use of Estimates
The preparation of our unaudited financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
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
Investment Valuation Process
Barings has established a Pricing Committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses internal pricing models, in accordance with internal pricing procedures established by the Pricing Committee, to price an asset in the event an acceptable price cannot be obtained from an approved external source.
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

Our money market fund investments are generally valued using Level 1 inputs and our syndicated senior secured loans are generally valued using Level 2 inputs. Our senior secured, middle-market, private debt investments are generally valued using Level 3 inputs.
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
The total number of senior secured, middle-market investments and the percentage of our total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2018(2)	—	—%
December 31, 2018	5	100%
March 31, 2019	18	100%
June 30, 2019	22	100%

(1)	Exclusive of the fair value of new middle-market investments made during the quarter and certain middle-market investments repaid subsequent to the end of the reporting period.

(2)	We did not engage any independent valuation firms to perform the Procedures for the third quarter of 2018 as our investment portfolio consisted primarily of newly-originated investments.
Upon completion of the Procedures, the valuation firm concluded that, with respect to each investment reviewed by the valuation firm, the fair value of those investments subjected to the Procedures appeared reasonable. Finally, the Board determined in good faith that our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
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

Income Approach
We utilize an Income Approach model in valuing our private debt investment portfolio, which consists of middle-market senior secured loans with floating reference rates. As vendor and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of one or more performing credit indices as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. The implied yield used within the model is considered a significant unobservable input. As such, these assets are generally classified within Level 3. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
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
Valuation of Investment in Jocassee
We estimate the fair value of our investment in Jocassee using the net asset value per unit of Jocassee. The net asset value per unit of Jocassee is determined in accordance with the specialized accounting guidance for investment companies.
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of June 30, 2019 and December 31, 2018 were as follows:

Portfolio Company	Investment Type	June 30, 2019	December 31, 2018
Anju Software, Inc.	Delayed Draw Term Loan	$7,925,485	$—
Arch Global Precision, LLC	Delayed Draw Term Loan	1,072,230	—
Armstrong Transport Group (Pele Buyer, LLC)	Delayed Draw Term Loan	844,146	—
Aveanna Healthcare Holdings, Inc.(1)	Delayed Draw Term Loan	—	804,620
Campaign Monitor (UK) Limited(1)	Delayed Draw Term Loan	2,542,373	—
Dart Buyer, Inc.	Delayed Draw Term Loan	7,455,734	—
Jocassee Partners LLC(1)	Joint Venture	45,000,000	—
JS Held, LLC	Delayed Draw Term Loan	—	2,275,039
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	4,367,284	6,172,840
Process Equipment, Inc.	Delayed Draw Term Loan	1,022,646	—
Professional Datasolutions, Inc. (PDI)	Delayed Draw Term Loan	1,666,994	—
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	1,165,294	1,325,699
Transportation Insight, LLC(1)	Delayed Draw Term Loan	5,516,932	5,516,932
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	1,982,052	3,153,265
Total unused commitments to extend financing		$80,561,170	$19,248,395

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is also affected by fluctuations in various interest rates. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2019, we were not a party to any hedging arrangements.
As of June 30, 2019, all of our debt portfolio investments (principal amount of approximately $1,191.2 million) bore interest at variable rates, which generally are LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $23.8 million on an annual basis.
Borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. A hypothetical 200 basis point increase or decrease in the interest rates on the August 2018 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $4.2 million on an annual basis (based on the amount of outstanding borrowings under the August 2018 Credit Facility as of June 30, 2019). BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in Canadian dollars, the applicable Canadian dollars Screen Rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if the we receive an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month LIBOR plus 1.0% and (v) 1%. The applicable LIBOR rate depends on the term of the draw under the February 2019 Credit Facility. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $1.5 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of June 30, 2019). We pay a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than one-third of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than one-third of total commitments.
The Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, except that LIBOR for the first Interest Accrual Period was calculated by reference to an interpolation between the rate for deposits with a term equal to the next shorter period of time for which rates were available and the rate appearing for deposits with a term equal to the next longer period of time for which rates were available. A hypothetical 200 basis point increase or decrease in the interest rates on the 2019 Notes could increase or decrease, as applicable, our interest expense by a maximum of $7.0 million on an annual basis (based on the amount of outstanding borrowings under the 2019 Notes as of June 30, 2019).
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019 the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On April 18, 2019, the defendants filed a response in opposition to the plaintiff’s motion for leave. On May 2, 2019, the plaintiff filed a reply in support of its motion for leave. The motion for leave is currently pending before the court. We intend to defend ourselves vigorously against the allegations in the aforementioned actions. Neither the outcome of the lawsuits nor an estimate of any reasonably possible losses is determinable at this time. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity.  Except as discussed above, neither we nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

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
On August 3, 2018, our wholly-owned subsidiary, BSF, entered into the August 2018 Credit Facility, which initially provided for borrowings in an aggregate amount up to $750.0 million, consisting of up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, the Company reduced its Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, the Company further reduced its Class A Loan

Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced its Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2020, or upon earlier termination of the August 2018 Credit Facility. If the facility is not renewed or extended, all principal and interest will be due and payable.
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
We will have a continuing need for capital to finance our investments. Our wholly-owned subsidiary, BSF, is party to the August 2018 Credit Facility and as of June 30, 2019, BSF had borrowings of $210.5 million outstanding under the August 2018 Credit Facility. Under the August 2018 Credit Facility, BSF is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (i) the failure to make principal payments when due or interest payments within two business days of when due; (ii) borrowings under the credit facility exceeding the applicable advance rates; (iii) the purchase by BSF of certain ineligible assets; (iv) the insolvency or bankruptcy of BSF and (v) the decline of BSF’s net asset value below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate.
We are also party to the February 2019 Credit Facility, which provides for a revolving credit line of up to $800.0 million, with an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. As of June 30, 2019, we had borrowings of $75.0 million outstanding under the February 2019 Credit Facility. The February 2019 Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum obligators’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
BSF’s continued compliance with the covenants under the August 2018 Credit Facility, and our continued compliance with the covenants under the February 2019 Credit Facility, depend on many factors, some of which are beyond our control, and there can be no assurance that BSF or we will continue to comply with such covenants. BSF’s or our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility, which would accelerate BSF’s and our repayment obligations under the facilities and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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
We are subject to risks associated with investing alongside other third parties, including our joint venture.
We have invested in a joint venture, and may invest in additional or different joint ventures alongside third parties through partnerships, joint ventures or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2019, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 8,370 shares of our common stock for $83,117 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on May 9, 2019.
On February 25, 2019, our Board approved the Share Repurchase Plan for the purposes of repurchasing shares of our common stock in the open market. During the three months ended June 30, 2019, we repurchased a total of 376,384 shares of our common stock in the open market under the Share Repurchase Plan for an aggregate of $3.8 million, including broker commissions.

The following chart summarizes repurchases of our common stock for the three months ended June 30, 2019:

Period	Total number of shares purchased(1)		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2019	129,051		$9.93	129,051	$18,306,965	(3)
May 1 through May 31, 2019	220,733		$10.15	220,733	$16,048,039	(4)
June 1 through June 30, 2019	34,970	(2)	$9.99	26,600	$15,689,063	(5)

(1)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(2)	Includes 8,370 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.

(3)
Based on the total maximum remaining number of shares that could be repurchased under the Share Repurchase Plan as of April 30, 2019 of 1,841,747 and assuming a purchase price of $9.94, which was the closing price of our common stock on the NYSE on April 30, 2019.

(4)
Based on the total maximum remaining number of shares that could be repurchased under the Share Repurchase Plan as of May 31, 2019 of 1,621,014 and assuming a purchase price of $9.90, which was the closing price of our common stock on the NYSE on May 31, 2019.

(5)
Based on the total maximum remaining number of shares that could be repurchased under the Share Repurchase Plan as of June 30, 2019 of 1,594,417 and assuming a purchase price of $9.84, which was the closing price of our common stock on the NYSE on June 28, 2019.

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

10.1
CLO Indenture, dated as of May 9, 2019, by and among Barings BDC Static CLO LTD. 2019-1, as the issuer, Barings BDC Static CLO 2019-I, LLC as the Co-Issuer and State Street Bank and Trust Company as the Trustee.*

10.2	Master Loan Sale Agreement, dated as of May 9, 2019, by and among the Company, as the seller, and Barings BDC Static CLO LTD. 2019-I, as the buyer.*

10.3	Master Participation Agreement, dated as of May 9, 2019, between Barings BDC Senior Funding I, LLC, as the financing subsidiary, and Barings BDC Static CLO Ltd. 2019-I, the issuer.*

10.4	Collateral Management Agreement, dated as of May 9, 2019, by and between Barings BDC Static CLO LTD. 2019-I, as the issuer and the Company as the collateral manager.*

10.5
Collateral Administration Agreement, dated as of May 9, 2019, by and among Barings BDC Static CLO LTD. 2019-1 as the Issuer, the Company as the Collateral Manager, and State Street Bank and Trust Company as collateral administrator.*

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

BARINGS BDC, INC.

Date:	July 30, 2019	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2019	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2019	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer