Form 10-Q
period 2019-09-30
Barings BDC, Inc.
filed 2019-10-30
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on October 29, 2019 was 49,285,229.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,123,493,075 and $1,128,694,715 as of September 30, 2019 and December 31, 2018, respectively)	$1,096,632,222	$1,076,631,804
Affiliate investments (cost of $10,158,270 as of September 30, 2019)	10,036,300	—
Short-term investments (cost of $51,552,247 and $45,223,941 as of September 30, 2019 and December 31, 2018, respectively)	51,552,247	45,223,941
Total investments at fair value	1,158,220,769	1,121,855,745
Cash	12,838,103	12,426,982
Interest and fees receivable	5,413,193	6,008,700
Prepaid expenses and other assets	1,702,920	4,123,742
Deferred financing fees	5,654,274	251,908
Receivable from unsettled transactions	30,322,297	22,909,998
Total assets	$1,214,151,556	$1,167,577,075
Liabilities:
Accounts payable and accrued liabilities	$5,393,118	$5,327,249
Interest payable	2,893,316	749,525
Payable from unsettled transactions	2,621,367	28,533,014
Borrowings under credit facilities	291,767,549	570,000,000
Debt securitization	339,031,226	—
Total liabilities	641,706,576	604,609,788
Commitments and contingencies (Note 10)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 49,418,542 and 51,284,064 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	49,419	51,284
Additional paid-in capital	866,351,909	884,894,249
Total distributable earnings (loss)	(293,956,348)	(321,978,246)
Total net assets	572,444,980	562,967,287
Total liabilities and net assets	$1,214,151,556	$1,167,577,075
Net asset value per share	$11.58	$10.98

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$18,169,034	$8,769,282	$54,853,833	$45,282,969
Affiliate investments	—	669,553	—	5,580,051
Control investments	—	91,678	—	644,805
Short-term investments	279,908	535,153	703,947	535,153
Total interest income	18,448,942	10,065,666	55,557,780	52,042,978
Dividend income:
Non-Control / Non-Affiliate investments	4,221	—	8,932	252,369
Affiliate investments	—	303,062	—	642,187
Total dividend income	4,221	303,062	8,932	894,556
Fee and other income:
Non-Control / Non-Affiliate investments	848,792	304,835	1,669,819	4,225,905
Affiliate investments	—	72,891	—	601,571
Control investments	—	—	—	107,819
Total fee and other income	848,792	377,726	1,669,819	4,935,295
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	—	366,344	—	2,814,474
Affiliate investments	—	136,603	—	962,080
Total payment-in-kind interest income	—	502,947	—	3,776,554
Interest income from cash	2,152	822,995	9,022	1,972,591
Total investment income	19,304,107	12,072,396	57,245,553	63,621,974
Operating expenses:
Interest and other financing fees	6,727,780	4,369,994	19,598,992	19,304,877
Base management fee (Note 2)	3,263,803	1,546,675	8,845,753	1,546,675
Compensation expenses	107,779	29,435,834	334,869	37,371,342
General and administrative expenses (Note 2)	1,217,570	8,766,516	5,108,595	14,659,656
Total operating expenses	11,316,932	44,119,019	33,888,209	72,882,550
Base management fee waived (Note 2)	—	(993,317)	—	(993,317)
Net operating expenses	11,316,932	43,125,702	33,888,209	71,889,233
Net investment income (loss)	7,987,175	(31,053,306)	23,357,344	(8,267,259)
Realized and unrealized gains (losses) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(1,066,536)	(92,881,851)	(1,146,287)	(134,191,161)
Affiliate investments	—	7,586,818	—	9,939,330
Control investments	—	(31,916,157)	—	(38,542,704)
Net realized losses on investments	(1,066,536)	(117,211,190)	(1,146,287)	(162,794,535)
Foreign currency transactions	83,037	—	83,037	1,081,211
Net realized losses	(983,499)	(117,211,190)	(1,063,250)	(161,713,324)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(2,209,225)	50,825,657	25,202,059	82,978,562
Affiliate investments	40,119	(15,887,729)	(121,970)	3,197,568
Control investments	—	22,717,499	—	24,387,532
Net unrealized appreciation (depreciation) on investments	(2,169,106)	57,655,427	25,080,089	110,563,662
Foreign currency transactions	374,278	—	374,278	(863,980)
Net unrealized appreciation (depreciation)	(1,794,828)	57,655,427	25,454,367	109,699,682
Net realized losses and unrealized appreciation (depreciation) on investments and foreign currency transactions	(2,778,327)	(59,555,763)	24,391,117	(52,013,642)
Loss on extinguishment of debt	(13,357)	(10,507,183)	(143,108)	(10,507,183)
Provision for taxes	—	(274,132)	(499)	(813,767)
Net increase (decrease) in net assets resulting from operations	$5,195,491	$(101,390,384)	$47,604,854	$(71,601,851)
Net investment income (loss) per share—basic and diluted	$0.16	$(0.59)	$0.46	$(0.17)
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.10	$(1.94)	$0.94	$(1.45)
Dividends/distributions per share:
Total dividends/distributions per share	$0.14	$0.03	$0.39	$0.33
Weighted average shares outstanding—basic and diluted	49,987,312	52,300,269	50,535,246	49,429,678
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2018:	Number of Shares	Par Value
Balance, June 30, 2018	48,050,720	$48,051	$825,264,541	$(167,006,099)	$658,306,493
Net investment loss	—	—	—	(31,053,306)	(31,053,306)
Stock-based compensation	—	—	11,296,179	—	11,296,179
Net realized loss on investments / foreign currency transactions	—	—	—	(117,211,190)	(117,211,190)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	57,655,427	57,655,427
Loss on extinguishment of debt	—	—	—	(10,507,183)	(10,507,183)
Provision for taxes	—	—	—	(274,132)	(274,132)
Dividends / distributions	—	—	—	(1,538,522)	(1,538,522)
Issuance of shares to Adviser	8,529,917	8,530	99,831,315	—	99,839,845
Purchase of shares in tender offer	(4,901,961)	(4,902)	(50,791,422)	—	(50,796,324)
Common stock withheld for payroll taxes upon vesting of restricted stock	(394,612)	(395)	(4,734,949)	—	(4,735,344)
Balance, September 30, 2018	51,284,064	$51,284	$880,865,664	$(269,935,005)	$610,981,943

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2019:	Number of Shares	Par Value
Balance, June 30, 2019	50,314,275	$50,314	$875,245,919	$(292,216,528)	$583,079,705
Net investment income	—	—	—	7,987,175	7,987,175
Net realized loss on investments / foreign currency transactions	—	—	—	(983,499)	(983,499)
Net unrealized depreciation of investments / foreign currency transactions	—	—	—	(1,794,828)	(1,794,828)
Loss on extinguishment of debt	—	—	—	(13,357)	(13,357)
Dividends / distributions	—	—	—	(6,935,311)	(6,935,311)
Purchases of shares in repurchase plan	(895,733)	(895)	(8,894,010)	—	(8,894,905)
Balance, September 30, 2019	49,418,542	$49,419	$866,351,909	$(293,956,348)	$572,444,980

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2018:	Number of Shares	Par Value
Balance, December 31, 2017	47,740,832	$47,741	$823,614,881	$(182,387,248)	$641,275,374
Net investment loss	—	—	—	(8,267,259)	(8,267,259)
Stock-based compensation	—	—	14,229,633	—	14,229,633
Net realized loss on investments / foreign currency transactions	—	—	—	(161,713,324)	(161,713,324)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	109,699,682	109,699,682
Loss on extinguishment of debt	—	—	—	(10,507,183)	(10,507,183)
Provision for taxes	—	—	—	(813,767)	(813,767)
Dividends / distributions	—	—	—	(15,945,906)	(15,945,906)
Issuance of shares to Adviser	8,529,917	8,530	99,831,315	—	99,839,845
Purchase of shares in tender offer	(4,901,961)	(4,902)	(50,791,422)	—	(50,796,324)
Issuance of restricted stock	435,106	435	(435)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(519,830)	(520)	(6,018,308)	—	(6,018,828)
Balance, September 30, 2018	51,284,064	$51,284	$880,865,664	$(269,935,005)	$610,981,943

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2019:	Number of Shares	Par Value
Balance, December 31, 2018	51,284,064	$51,284	$884,894,249	$(321,978,246)	$562,967,287
Net investment income	—	—	—	23,357,344	23,357,344
Net realized loss on investments / foreign currency transactions	—	—	—	(1,063,250)	(1,063,250)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	25,454,367	25,454,367
Loss on extinguishment of debt	—	—	—	(143,108)	(143,108)
Provision for taxes	—	—	—	(499)	(499)
Dividends / distributions	—	—	—	(19,582,956)	(19,582,956)
Purchases of shares in repurchase plan	(1,865,522)	(1,865)	(18,542,340)	—	(18,544,205)
Balance, September 30, 2019	49,418,542	$49,419	$866,351,909	$(293,956,348)	$572,444,980
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$47,604,854	$(71,601,851)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(294,160,380)	(789,746,110)
Repayments received/sales of portfolio investments	251,057,329	314,112,490
Proceeds from sale of portfolio to Asset Buyer	—	793,281,722
Purchases of short-term investments	(577,451,108)	(730,233,448)
Sales of short-term investments	571,122,802	685,233,448
Loan origination and other fees received	5,118,390	1,212,914
Net realized loss on investments	1,146,287	162,794,535
Net realized gain on foreign currency transactions	(83,037)	(1,081,211)
Net unrealized appreciation of investments	(25,080,089)	(109,232,129)
Net unrealized (appreciation) depreciation of foreign currency transactions	(374,278)	863,980
Payment-in-kind interest accrued, net of payments received	—	120,933
Amortization of deferred financing fees	951,134	1,710,047
Loss on extinguishment of debt	143,108	10,507,183
Loss on disposal of property and equipment	—	22,236
Accretion of loan origination and other fees	(1,254,234)	(3,205,327)
Amortization/accretion of purchased loan premium/discount	(187,967)	(37,486)
Depreciation expense	—	27,414
Stock-based compensation	—	14,229,633
Changes in operating assets and liabilities:
Interest and fees receivables	595,826	(4,098,768)
Prepaid expenses and other assets	2,421,921	(2,085,170)
Accounts payable and accrued liabilities	65,869	(8,579,273)
Interest payable	2,141,975	(3,845,616)
Net cash provided by (used in) operating activities	(16,221,598)	260,370,146
Cash flows from investing activities:
Proceeds from sales of property and equipment	—	31,499
Net cash provided by investing activities	—	31,499
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	—	(250,000,000)
Borrowings under credit facilities	188,225,262	214,100,000
Repayments of credit facilities	(466,000,000)	(159,953,253)
Proceeds from debt securitization	348,250,000	—
Repayment of debt securitization	(7,468,690)	—
Redemption of notes	—	(166,750,000)
Financing fees paid	(8,246,692)	(47,900)
Net proceeds related to issuance of common stock	—	99,839,845
Purchases of shares in repurchase plan	(18,544,205)	(50,796,324)
Common stock withheld for payroll taxes upon vesting of restricted stock	—	(6,018,828)
Cash dividends/distributions paid	(19,582,956)	(15,945,906)
Net cash provided by (used in) financing activities	16,632,719	(335,572,366)
Net increase (decrease) in cash	411,121	(75,170,721)
Cash, beginning of period	12,426,982	191,849,697
Cash, end of period	$12,838,103	$116,678,976
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,398,249	$19,845,947
See accompanying notes.

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments September 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (3.9%)*(5) (7)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 7.25%, 9.6% Cash, Due 07/25)	$22,500,000	$22,063,100	$22,030,347
			22,500,000	22,063,100	22,030,347

24 Hour Fitness Worldwide, Inc. (1.6%)*(4) (6)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.6% Cash, Due 05/25)	9,405,000	9,486,856	9,071,122
			9,405,000	9,486,856	9,071,122

Accelerate Learning, Inc. (1.3%)*(5) (7)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.6% Cash, Due 12/24)	7,546,826	7,412,226	7,370,118
			7,546,826	7,412,226	7,370,118

Accurus Aerospace Corporation (4.2%)*(5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.7% Cash, Due 10/24)	24,812,500	24,490,333	24,285,541
			24,812,500	24,490,333	24,285,541

Acrisure, LLC (1.7%)*(4) (5) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.4% Cash, Due 11/23)	9,874,055	9,927,253	9,812,342
			9,874,055	9,927,253	9,812,342

ADMI Corp. (0.6%)*(6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 04/25)	3,456,250	3,467,497	3,419,095
			3,456,250	3,467,497	3,419,095

Aftermath Bidco Corporation (2.1%)*(5) (7)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.1% Cash, Due 04/25)	12,289,831	12,030,899	12,033,860
			12,289,831	12,030,899	12,033,860

AlixPartners LLP (1.4%)*(4) (6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 04/24)	7,997,468	8,036,266	7,998,588
			7,997,468	8,036,266	7,998,588

Alliant Holdings LP (0.8%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.1% Cash, Due 05/25)	4,935,025	4,942,133	4,847,774
			4,935,025	4,942,133	4,847,774

American Airlines Group Inc. (1.3%)*(3) (6)	Airport Services	First Lien Senior Secured Term Loan (LIBOR + 1.75%, 3.9% Cash, Due 06/25)	7,905,664	7,788,072	7,816,725
			7,905,664	7,788,072	7,816,725

American Dental Partners, Inc. (1.7%)*(5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.4% Cash, Due 03/23)	9,925,000	9,904,562	9,788,531
			9,925,000	9,904,562	9,788,531

American Scaffold, Inc. (1.9%)*(5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.7% Cash, Due 09/25)	11,309,367	11,057,218	11,056,761
			11,309,367	11,057,218	11,056,761

Amscan Holdings Inc. (0.4%)*(3) (6)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.6% Cash, Due 08/22)	2,193,920	2,206,558	2,172,902
			2,193,920	2,206,558	2,172,902

Anju Software, Inc. (2.4%)*(5) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.6% Cash, Due 02/25)	13,839,878	13,512,065	13,487,866
			13,839,878	13,512,065	13,487,866

Apex Tool Group, LLC (1.2%)*(4) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.5% Cash, Due 08/24)	7,190,660	7,052,510	6,980,908
			7,190,660	7,052,510	6,980,908

Applied Systems Inc. (1.6%)*(4) (6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.1% Cash, Due 09/24)	9,242,336	9,301,621	9,224,868
			9,242,336	9,301,621	9,224,868

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.8%)*(5) (7)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.3% Cash, Due 05/24)	4,959,088	4,853,413	4,854,198
			4,959,088	4,853,413	4,854,198

Arch Global Precision LLC (1.1%)*(5) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.8% Cash, Due 04/26)	6,195,104	6,064,729	6,112,090
			6,195,104	6,064,729	6,112,090

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Armstrong Transport Group (Pele Buyer, LLC ) (0.8%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.8% Cash, Due 06/24)	$4,691,185	$4,588,508	$4,581,272
			4,691,185	4,588,508	4,581,272

Ascend Learning, LLC (1.4%)*(4) (6)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 07/24)	7,899,244	7,918,350	7,862,197
			7,899,244	7,918,350	7,862,197

Ascend Performance Materials LLC (0.2%)*(4)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.4% Cash, Due 08/26)	1,000,000	980,169	1,000,630
			1,000,000	980,169	1,000,630

AssuredPartners Capital, Inc. (2.1%)*(4) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Due 10/24)	11,848,856	11,869,646	11,784,043
			11,848,856	11,869,646	11,784,043

Avantor, Inc. (1.0%)*(4) (6)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 11/24)	5,732,444	5,802,904	5,773,660
			5,732,444	5,802,904	5,773,660

Aveanna Healthcare Holdings, Inc. (0.9%)*(6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.3% Cash, Due 03/24)	1,477,348	1,460,581	1,450,578
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.5% Cash, Due 03/24)	3,538,639	3,539,524	3,470,096
			5,015,987	5,000,105	4,920,674

AVSC Holding Corp. (1.3%)*(4) (5) (6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Due 03/25)	7,899,749	7,861,886	7,629,815
			7,899,749	7,861,886	7,629,815

Bausch Health Companies Inc. (0.8%)*(3) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 05/25)	4,655,724	4,675,799	4,672,717
			4,655,724	4,675,799	4,672,717

BDP Buyer, LLC (4.3%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.9% Cash, Due 12/24)	24,812,500	24,369,577	24,483,800
			24,812,500	24,369,577	24,483,800

Benify (Bennevis AB) (1.2%)*(3) (5) (7)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.75%, 5.8% Cash, Due 07/26)	6,801,903	6,987,095	6,702,195
			6,801,903	6,987,095	6,702,195

Berlin Packaging LLC (1.4%)*(4) (5) (6)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.1% Cash, Due 11/25)	8,393,750	8,411,534	8,233,261
			8,393,750	8,411,534	8,233,261

Blackhawk Network Holdings Inc (0.9%)*(6)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 06/25)	4,974,811	4,974,811	4,954,066
			4,974,811	4,974,811	4,954,066

Brown Machine Group Holdings, LLC (0.9%)*(5) (7)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.4% Cash, Due 10/24)	5,471,594	5,413,027	5,276,382
			5,471,594	5,413,027	5,276,382

Cadent, LLC (f/k/a Cross MediaWorks) (1.4%)*(5) (7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.3% Cash, Due 09/23)	7,906,387	7,842,220	7,866,855
			7,906,387	7,842,220	7,866,855

Caesars Entertainment Corp. (0.5%)*(3) (6)	Casinos & Gaming	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 12/24)	3,110,427	3,127,078	3,088,654
			3,110,427	3,127,078	3,088,654

Calpine Corp. (0.8%)*(6)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan5 (LIBOR + 2.5%, 4.6% Cash, Due 01/24)	4,462,555	4,476,557	4,471,123
			4,462,555	4,476,557	4,471,123

Campaign Monitor (UK) Limited (3.5%)*(5) (7)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.8% Cash, Due 05/25)	20,589,287	20,225,140	20,187,653
			20,589,287	20,225,140	20,187,653

Capital Automotive LLC (0.9%)*(6)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.6% Cash, Due 03/24)	4,987,277	5,000,608	4,985,731
			4,987,277	5,000,608	4,985,731

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Concentra Inc. (0.5%)*(6) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.5% Cash, Due 06/22)	$2,912,371	$2,934,397	$2,926,933
			2,912,371	2,934,397	2,926,933

Consolidated Container Co. LLC (1.3%)*(4) (6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 05/24)	7,405,779	7,425,961	7,359,493
			7,405,779	7,425,961	7,359,493

Container Store Group, Inc., (The) (0.5%)*(6) (7)	Retail	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.0% Cash, Due 09/23)	2,948,972	2,951,070	2,926,855
			2,948,972	2,951,070	2,926,855

Core & Main LP (1.7%)*(4) (6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.9% Cash, Due 08/24)	9,899,244	9,940,996	9,806,488
			9,899,244	9,940,996	9,806,488

CPG Intermediate LLC (0.4%)*(6) (7)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Due 11/24)	2,116,080	2,118,293	2,121,370
			2,116,080	2,118,293	2,121,370

CPI International Inc. (0.8%)*(6)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.6% Cash, Due 07/24)	4,759,210	4,766,302	4,658,077
			4,759,210	4,766,302	4,658,077

Dart Buyer, Inc. (1.3%)*(3) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.3% Cash, Due 04/25)	7,437,094	7,161,166	7,164,661
			7,437,094	7,161,166	7,164,661

Dimora Brands, Inc. (0.5%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Due 08/24)	2,941,442	2,944,512	2,860,552
			2,941,442	2,944,512	2,860,552

Distinct Holdings, Inc. (1.3%)*(5) (7)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.9% Cash, Due 12/23)	7,611,845	7,524,314	7,529,799
			7,611,845	7,524,314	7,529,799

Duff & Phelps Corporation (2.3%)*(4) (6)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Due 02/25)	13,240,472	13,273,219	13,002,144
			13,240,472	13,273,219	13,002,144

Edelman Financial Center, LLC, The (f/k/a Edelman Financial Group, Inc.) (1.9%)*(4) (6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Due 07/25)	10,407,355	10,481,799	10,414,744
			10,407,355	10,481,799	10,414,744

Endo International PLC (1.3%)*(3) (4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.3% Cash, Due 04/24)	7,898,990	7,962,900	7,175,758
			7,898,990	7,962,900	7,175,758

Exeter Property Group, LLC (2.2%)*(5) (7)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%,6.6% Cash, Due 08/24)	12,468,750	12,299,484	12,368,264
			12,468,750	12,299,484	12,368,264

ExGen Renewables IV, LLC (f/k/a Exelon Corp.) (0.5%)*(3) (6)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.1% Cash, Due 11/24)	2,865,257	2,889,634	2,799,012
			2,865,257	2,889,634	2,799,012

Eyemart Express (0.6%)*(6)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.1% Cash, Due 08/24)	3,452,217	3,462,563	3,442,136
			3,452,217	3,462,563	3,442,136

Fieldwood Energy LLC (1.5%)*(4) (5) (6)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.5% Cash, Due 04/22)	10,000,000	10,071,887	8,644,400
			10,000,000	10,071,887	8,644,400

Filtration Group Corporation (1.8%)*(4) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 03/25)	10,451,904	10,526,686	10,472,389
			10,451,904	10,526,686	10,472,389

Flex Acquisition Holdings, Inc. (1.6%)*(4) (5) (6)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 06/25)	9,782,731	9,800,849	9,406,682
			9,782,731	9,800,849	9,406,682

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
GMS Inc. (0.9%)*(3) (5) (6)	Construction & Engineering	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 06/25)	$5,181,350	$5,161,130	$5,152,853
			5,181,350	5,161,130	5,152,853

Graftech International Ltd. (1.7%)*(3) (4) (6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Due 02/25)	10,113,889	10,190,121	9,818,867
			10,113,889	10,190,121	9,818,867

Gulf Finance, LLC (0.1%)*(4)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.4% Cash, Due 08/23)	1,061,647	915,652	802,212
			1,061,647	915,652	802,212

Harbor Freight Tools USA Inc.(1.0%)*(6)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.5% Cash, Due 08/23)	5,994,942	5,943,182	5,811,856
			5,994,942	5,943,182	5,811,856

Hayward Industries, Inc. (1.4%)*(4) (6)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Due 08/24)	8,392,947	8,420,390	8,092,899
			8,392,947	8,420,390	8,092,899

Heartland, LLC (0.5%)*(5) (7)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.9% Cash, Due 08/25)	2,875,604	2,777,881	2,777,450
			2,875,604	2,777,881	2,777,450

Hertz Corporation (The) (1.0%)*(3) (6)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 06/23)	5,845,758	5,836,921	5,845,758
			5,845,758	5,836,921	5,845,758

Holley Performance Products (Holley Purchaser, Inc.) (3.8%)*(5)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.3% Cash, Due 10/25)	22,365,988	22,066,284	21,750,923
			22,365,988	22,066,284	21,750,923

Hub International Limited (1.8%)*(4) (5) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.6% Cash, Due 04/25)	10,255,188	10,268,176	10,128,433
			10,255,188	10,268,176	10,128,433

Husky Injection Molding Systems Ltd. (1.3%)*(3) (4) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 03/25)	7,984,841	7,735,381	7,654,588
			7,984,841	7,735,381	7,654,588

HW Holdco, LLC (f/k/a Hanley Wood LLC) (1.3%)*(5) (7)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.4% Cash, Due 12/24)	7,603,831	7,434,832	7,585,268
			7,603,831	7,434,832	7,585,268

Hyland Software Inc. (0.9%)*(6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Due 07/24)	4,974,874	5,016,297	4,969,900
			4,974,874	5,016,297	4,969,900

Hyperion Materials & Technologies, Inc. (2.4%)*(5) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.5% Cash, Due 08/26)	13,995,753	13,743,818	13,858,060
			13,995,753	13,743,818	13,858,060

Immucor Inc. (0.4%)*(4)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.1% Cash, Due 06/21)	2,472,385	2,495,882	2,466,970
			2,472,385	2,495,882	2,466,970

Infor Software Parent, LLC (0.9%)*(6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.9% Cash, Due 02/22)	4,982,850	4,989,889	4,986,737
			4,982,850	4,989,889	4,986,737

Institutional Shareholder Services, Inc. (0.8%)*(5) (7)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.6% Cash, Due 03/27)	4,951,685	4,810,107	4,835,092
			4,951,685	4,810,107	4,835,092

Internet Brands, Inc.(f/k/a Micro Holding Corp.) (1.4%)*(4) (6)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.8% Cash, Due 09/24)	7,899,244	7,950,121	7,836,287
			7,899,244	7,950,121	7,836,287

ION Trading Technologies Ltd. (2.5%)*(3) (4) (6)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.1% Cash, Due 11/24)	14,811,558	14,782,095	14,070,980
			14,811,558	14,782,095	14,070,980

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
IRB Holding Corporation (1.0%)*(4) (5) (6)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.5% Cash, Due 02/25)	$5,652,817	$5,675,216	$5,623,761
			5,652,817	5,675,216	5,623,761

Jaguar Holding Company I (0.9%)*(6)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.5% Cash, Due 08/22)	4,935,567	4,936,532	4,937,245
			4,935,567	4,936,532	4,937,245

Kenan Advantage Group Inc. (1.4%)*(4) (5) (6)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 07/22)	8,384,480	8,379,003	7,951,254
			8,384,480	8,379,003	7,951,254

Kene Acquisition, Inc. (1.2%)*(5) (7)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.4% Cash, Due 08/26)	7,171,277	6,999,696	6,997,090
			7,171,277	6,999,696	6,997,090

K-Mac Holdings Corp (0.2%)*(6)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 03/25)	1,411,289	1,415,364	1,383,656
			1,411,289	1,415,364	1,383,656

Kronos Inc. (1.1%)*(4) (6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.3% Cash, Due 11/23)	6,000,000	6,021,227	6,009,540
			6,000,000	6,021,227	6,009,540

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.3%)*(5) (7)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.8% Cash, Due 10/24)	7,907,651	7,672,999	7,557,280
		Class A LLC Units (154,320 units)		154,320	159,265
			7,907,651	7,827,319	7,716,545

LTI Holdings, Inc. (2.0%)*(4) (6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Due 09/25)	11,880,000	11,938,495	11,220,660
			11,880,000	11,938,495	11,220,660

Mallinckrodt Plc (1.5%)*(3) (4) (5) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.9% Cash, Due 09/24)	11,280,164	11,217,680	8,427,185
			11,280,164	11,217,680	8,427,185

MB2 Dental Solutions, LLC (0.6%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.0% Cash, Due 09/23)	3,489,228	3,445,923	3,446,830
			3,489,228	3,445,923	3,446,830

Men's Wearhouse, Inc. (The) (1.4%)*(4) (6) (7)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.4% Cash, Due 04/25)	9,870,240	9,957,250	8,291,002
			9,870,240	9,957,250	8,291,002

Nautilus Power, LLC (0.6%)*(6)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.3% Cash, Due 05/24)	3,320,053	3,334,541	3,302,855
			3,320,053	3,334,541	3,302,855

NFP Corp. (1.5%)*(4) (6)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 01/24)	8,564,081	8,562,500	8,408,900
			8,564,081	8,562,500	8,408,900

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.1%)*(5) (7)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.3% Cash, Due 10/25)	12,054,808	12,001,917	11,917,177
			12,054,808	12,001,917	11,917,177

NVA Holdings, Inc. (0.7%)*(4) (6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%,4.8% Cash, Due 02/25)	3,979,900	3,973,195	3,974,925
			3,979,900	3,973,195	3,974,925

Omaha Holdings LLC (1.7%)*(4) (6)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 03/24)	9,874,055	9,936,563	9,709,159
			9,874,055	9,936,563	9,709,159

Omnitracs, LLC (0.8%)*(5) (6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.9% Cash, Due 03/25)	4,630,865	4,618,029	4,575,294
			4,630,865	4,618,029	4,575,294

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Ortho-Clinical Diagnostics Bermuda Co. Ltd. (1.9%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 06/25)	$11,344,647	$11,348,499	$10,956,093
			11,344,647	11,348,499	10,956,093

PAREXEL International Corp. (1.1%)*(4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 09/24)	6,680,843	6,653,963	6,333,706
			6,680,843	6,653,963	6,333,706

Penn Engineering & Manufacturing Corp. (0.3%)*(6) (7)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 06/24)	1,803,151	1,816,439	1,771,596
			1,803,151	1,816,439	1,771,596

Phoenix Services International LLC (0.5%)*(6) (7)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.8% Cash, Due 03/25)	2,962,406	2,972,963	2,843,910
			2,962,406	2,972,963	2,843,910

PODS Enterprises, Inc. (1.4%)*(4) (6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.1% Cash, Due 12/24)	7,899,280	7,921,699	7,879,532
			7,899,280	7,921,699	7,879,532

Premier Technical Services Group (1.5%)*(3) (5) (7)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.5% Cash, Due 06/26)	8,729,470	8,305,942	8,423,048
			8,729,470	8,305,942	8,423,048

Pro Mach Inc. (1.0%)*(5) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 03/25)	5,939,850	5,922,881	5,774,662
			5,939,850	5,922,881	5,774,662

ProAmpac Intermediate Inc. (1.6%)*(4) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.7% Cash, Due 11/23)	9,871,857	9,885,127	9,410,348
			9,871,857	9,885,127	9,410,348

Process Equipment, Inc. (1.1%)*(5) (7)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.1% Cash, Due 03/25)	6,410,454	6,276,632	6,185,851
			6,410,454	6,276,632	6,185,851

Professional Datasolutions, Inc. (PDI) (4.0%)*(5) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.7% Cash, Due 10/24)	23,216,340	23,177,274	22,910,203
			23,216,340	23,177,274	22,910,203

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (1.3%)*(4) (6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.8% Cash, Due 04/24)	7,399,044	7,404,820	7,288,058
			7,399,044	7,404,820	7,288,058

Red Ventures, LLC (1.3%)*(5) (6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 11/24)	7,553,849	7,602,867	7,575,906
			7,553,849	7,602,867	7,575,906

RedPrairie Holding, Inc (1.7%)*(4) (6)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 10/23)	9,873,096	9,935,000	9,873,096
			9,873,096	9,935,000	9,873,096

Renaissance Learning, Inc. (0.9%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Due 05/25)	5,405,001	5,401,268	5,294,955
			5,405,001	5,401,268	5,294,955

Reynolds Group Holdings Ltd (0.9%)*(4) (6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 02/23)	4,974,425	4,993,718	4,980,643
			4,974,425	4,993,718	4,980,643

Ruffalo Noel Levitz, LLC (1.7%)*(5) (7)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 8.1% Cash, Due 05/22)	9,763,557	9,645,905	9,673,444
			9,763,557	9,645,905	9,673,444

Scaled Agile, Inc (0.9%)*(5) (7)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.3% Cash, Due 06/24)	5,357,415	5,305,719	5,303,041
			5,357,415	5,305,719	5,303,041

SCI Packaging Inc. (2.4%)*(4) (6)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 04/24)	13,823,233	13,803,697	13,519,951
			13,823,233	13,803,697	13,519,951

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Seadrill Ltd. (0.9%)*(3) (4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 8.1% Cash, Due 02/21)	$9,836,393	$9,473,099	$5,374,900
			9,836,393	9,473,099	5,374,900

Seaworld Entertainment, Inc. (1.0%)*(3) (6)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 03/24)	5,969,387	5,960,043	5,950,226
			5,969,387	5,960,043	5,950,226

Serta Simmons Bedding LLC (0.3%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Due 11/23)	2,969,543	2,721,585	1,816,618
			2,969,543	2,721,585	1,816,618

SIWF Holdings, Inc. (1.6%)*(4) (6)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.3% Cash, Due 06/25)	9,374,234	9,429,767	9,210,184
			9,374,234	9,429,767	9,210,184

SK Blue Holdings, LP (0.7%)*(6) (7)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.1% Cash, Due 10/25)	4,171,118	4,168,902	4,051,199
			4,171,118	4,168,902	4,051,199

Smile Brands Group Inc. (0.9%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.7% Cash, Due 10/24)	5,403,745	5,350,349	5,300,434
			5,403,745	5,350,349	5,300,434

Solenis International, LLC (f/k/a Solenis Holdings, L.P.) (1.3%)*(5) (6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.1% Cash, Due 06/25)	7,920,000	7,964,600	7,690,637
			7,920,000	7,964,600	7,690,637

SonicWALL, Inc. (0.8%)*(6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.6% Cash, Due 05/25)	4,466,250	4,468,363	4,332,263
			4,466,250	4,468,363	4,332,263

SRS Distribution, Inc. (1.7%)*(4) (6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Due 05/25)	9,900,000	9,732,703	9,635,967
			9,900,000	9,732,703	9,635,967

SS&C Technologies, Inc. (0.3%)*(3) (6)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.3% Cash, Due 04/25)	1,746,774	1,742,923	1,752,958
			1,746,774	1,742,923	1,752,958

Sucsez (Bolt Bidco B.V.) (3.0%)*(3) (5) (7)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Due 09/26)	17,698,049	17,378,133	17,106,451
			17,698,049	17,378,133	17,106,451

Syniverse Holdings, Inc. (1.7%)*(4) (6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.0% Cash, Due 03/23)	10,368,421	10,329,880	9,741,443
			10,368,421	10,329,880	9,741,443

Tahoe Subco 1 Ltd (2.5%)*(3) (4) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.7% Cash, Due 06/24)	14,840,603	14,846,895	14,425,363
			14,840,603	14,846,895	14,425,363

Team Health Holdings, Inc. (1.0%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 02/24)	6,911,392	6,684,886	5,673,078
			6,911,392	6,684,886	5,673,078

Tempo Acquisition LLC (1.0%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 05/24)	5,604,086	5,622,262	5,620,450
			5,604,086	5,622,262	5,620,450

Transportation Insight, LLC (3.8%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.5% Cash, Due 12/24)	21,586,959	21,378,125	21,517,820
			21,586,959	21,378,125	21,517,820

Tronox Ltd. (0.6%)*(3) (6)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 09/24)	3,283,890	3,294,204	3,280,967
			3,283,890	3,294,204	3,280,967

Trystar, LLC (3.0%)*(5) (7)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.9% Cash, Due 09/23)	16,541,576	16,304,405	16,486,483
		LLC Units (361.5 units)		361,505	536,395
			16,541,576	16,665,910	17,022,878

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

U.S. Anesthesia Partners, Inc. (2.3%)*(4) (6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 06/24)	$13,620,368	$13,675,422	$13,228,783
			13,620,368	13,675,422	13,228,783

U.S. Silica Company (0.2%)*(3) (4) (5)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.1% Cash, Due 05/25)	1,506,830	1,510,385	1,425,206
			1,506,830	1,510,385	1,425,206

USF Holdings LLC (0.5%)*(6)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Due 12/21)	3,270,261	3,279,573	3,074,045
			3,270,261	3,279,573	3,074,045

USIC Holdings, Inc. (1.2%)*(5) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.3% Cash, Due 12/23)	6,914,071	6,944,652	6,856,477
			6,914,071	6,944,652	6,856,477

USI, Inc. (1.4%)*(4) (5) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.1% Cash, Due 05/24)	8,392,947	8,386,430	8,247,833
			8,392,947	8,386,430	8,247,833

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.8%)*(5) (7)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.9% Cash, Due 11/24)	16,555,100	16,290,682	16,130,874
			16,555,100	16,290,682	16,130,874

Validity, Inc. (0.7%)*(5) (7)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%,6.9% Cash, Due 05/25)	4,189,041	3,992,583	3,981,761
			4,189,041	3,992,583	3,981,761

Venator Materials LLC (0.5%)*(3) (6)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 08/24)	2,962,217	2,971,710	2,895,567
			2,962,217	2,971,710	2,895,567

Veritas Bermuda Intermediate Holdings Ltd. (1.5%)*(4) (6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.6% Cash, Due 01/23)	9,379,747	9,031,873	8,843,319
			9,379,747	9,031,873	8,843,319

Verscend Holding Corp. (0.4%)*(4)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.5% Cash, Due 08/25)	2,475,000	2,501,499	2,481,188
			2,475,000	2,501,499	2,481,188

VF Holding Corp. (2.0%)*(4) (5) (6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Due 07/25)	11,910,000	11,915,456	11,557,226
			11,910,000	11,915,456	11,557,226

Wilsonart, LLC (1.7%)*(4) (6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.4% Cash, Due 12/23)	9,898,734	9,898,734	9,706,996
			9,898,734	9,898,734	9,706,996

Winebow Group, LLC, (The) (0.3%)*(4)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.8% Cash, Due 07/21)	1,559,782	1,496,527	1,434,999
			1,559,782	1,496,527	1,434,999

Wink Holdco, Inc (1.3%)*(4) (6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.0% Cash, Due 12/24)	7,514,253	7,512,866	7,378,095
			7,514,253	7,512,866	7,378,095

WME Entertainment Parent, LLC (2.3%)*(4)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.8% Cash, Due 05/25)	13,733,194	13,722,424	13,314,332
			13,733,194	13,722,424	13,314,332

Xperi Corp (0.4%)*(3) (6)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.5% Cash, Due 12/23)	2,347,237	2,338,251	2,317,310
			2,347,237	2,338,251	2,317,310

Subtotal Non–Control / Non–Affiliate Investments			1,130,431,294	1,123,493,075	1,096,632,222

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) September 30, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Affiliate Investment:
Jocassee Partners LLC (1.8%)*(3) (5)	Investment Funds & Vehicles	9.1% Member Interest		$10,158,270	$10,036,300
				10,158,270	10,036,300

Subtotal Affiliate Investment				10,158,270	10,036,300

Short-Term Investments:

The Dreyfus Corporation (4.7%)*(4) (5)	Money Market Fund	Dreyfus Government Cash Management Fund (2.0% yield)	$27,012,466	27,012,466	27,012,466
			27,012,466	27,012,466	27,012,466

State Street Global Advisors (1.8%)*(3) (6)	Money Market Fund	State Street USD Liquidity LVNAV Fund (2.1% yield)	24,539,781	24,539,781	24,539,781
			24,539,781	24,539,781	24,539,781

Subtotal Short-Term Investments			51,552,247	51,552,247	51,552,247

Total Investments, September 30, 2019 (202.3%)*			$1,181,983,541	$1,185,203,592	$1,158,220,769

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation
Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	$1,411

Foreign currency forward contract (GBP)	$165,691	£132,253	01/02/20	2,081

Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	1,443
Total Foreign Currency Forward Contracts, September 30, 2019				$4,935

*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board of Directors determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended, (the "1940 Act") based on, among other things, the input of Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

(2)	All of the Company’s portfolio company investments, which as of September 30, 2019 represented 193% of the Company’s net assets, are subject to legal restrictions on sales.

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 16.4% of total investments at fair value as of September 30, 2019. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

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

(1)
All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board of Directors determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the1940 Act, based on, among other things, the input of Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments.

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

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 15.1% of total investments at fair value as of December 31, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

administration agreement (the "Administration Agreement") with the Adviser pursuant to which the Adviser serves as the Company’s investment adviser and administrator and manages its investment portfolio which initially consisted primarily of the cash proceeds received in connection with the Asset Sale Transaction.

•
On August 2, 2018, the Company issued 8,529,917 shares of the Company's common stock to the Adviser at a price of $11.723443 per share, or an aggregate of $100.0 million in cash, in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder (the "Stock Issuance").

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
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In August 2018, the FASB issued Accounting Standards Update, 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which includes new, eliminated and modified fair value disclosure requirements. The new guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way they are calculated. The guidance also eliminates the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. In addition, the disclosure is modified such that the narrative description for the recurring Level 3 fair value measures should communicate information about the measurement uncertainty in fair value measurements as of the reporting date rather than a point in the future. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. An entity is permitted to early adopt the entire standard or only the provisions that eliminate or modify disclosures. The Company’s management does not expect the adoption of ASU 2018-13 to have a significant impact on its consolidated financial statements.
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
During the three and nine months ended September 30, 2019, the Company repurchased a total of 895,733 shares and 1,865,522 shares, respectively, of its common stock in the open market under the Share Repurchase Plan at an average price of $9.93 per share and $9.94 per share, respectively, including broker commissions.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The Adviser has entered into a personnel-sharing arrangement with its affiliate, Barings International Investment Limited ("BIIL"). BIIL is a wholly-owned subsidiary of Baring Asset Management Limited, which in turn is an indirect, wholly-owned subsidiary of the Adviser. Pursuant to this arrangement, certain employees of BIIL may serve as "associated persons" of the Adviser and, in this capacity, subject to the oversight and supervision of the Adviser, may provide research and related services, and discretionary investment management and trading services (including acting as portfolio managers) to the Company on behalf of the Adviser. This arrangement is based on no-action letters of the staff of the Securities and Exchange Commission (the "SEC") that permit SEC-registered investment advisers to rely on and use the resources of advisory affiliates or "participating affiliates," subject to the supervision of that SEC-registered investment adviser. BIIL is a "participating affiliate" of the Adviser, and the BIIL employees are "associated persons" of the Adviser.
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
The Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. For the three and nine months ended September 30, 2019, the Base Management Fee was approximately $3.3 million and $8.8 million, respectively. As of September 30, 2019, the Base Management Fee for the three months ended September 30, 2019 was unpaid and included in "Accounts payable and accrued liabilities" in the accompanying Unaudited Consolidated Balance Sheet.
For the three and nine months ended September 30, 2018, the amount of Base Management Fee determined in accordance with the Advisory Agreement was approximately $1.5 million. This fee was calculated based on the average of the Company's gross assets, excluding cash and cash equivalents, as of March 31, 2018 and June 30, 2018, both of which were dates prior to

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

the consummation of the Transactions. In light of this fact, and in order to ensure that the Adviser did not earn a Base Management Fee on assets that it did not manage prior to the Transactions, the Adviser calculated the Base Management Fee for the quarter ended September 30, 2018 based on the Company's average gross assets as of August 2, 2018 and September 30, 2018, excluding (i) cash and cash equivalents, (ii) short-term investments, (iii) unsettled purchased investments and (iv) assets subject to participation agreements (the “Q3 2018 Adjusted Management Fee”). The Adviser voluntary agreed to waive the difference between the $1.5 million Base Management Fee calculated under the terms of the Advisory Agreement and the Q3 2018 Adjusted Management Fee, which resulted in a net Base Management Fee of approximately $0.5 million for each of the three and nine months ended September 30, 2018, after taking into account a waiver of approximately $1.0 million based on the calculations noted above.
Incentive Fee
The Incentive Fee is comprised of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the "Income-Based Fee") and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year (the "Capital Gains Fee"). The Company did not pay any Incentive Fee for the three and nine months ended September 30, 2019 or for the three and nine months ended September 30, 2018.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.
For the three and nine months ended September 30, 2019, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million and $1.9 million, respectively, under the terms of the Administration Agreement, which amount is included in "General and administrative expenses" in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2019, the administrative expenses for the three months ended September 30, 2019 were unpaid and included in "Accounts payable and accrued liabilities" in the accompanying Unaudited Consolidated Balance Sheet.
For both the three and nine months ended September 30, 2018, the Company incurred and was invoiced by the Adviser for expenses of approximately $31,000 that are reimbursable to the Adviser under the terms of the Administration Agreement.
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
3. INVESTMENTS
Portfolio Composition
As of September 30, 2019 and December 31, 2018, approximately $675.0 million and $845.6 million, respectively, or 61.0% and 78.5%, respectively, of the Company's investment portfolio (excluding the Company's investment in short-term money market funds) was invested in syndicated senior secured loans, and approximately $431.7 million and $231.0 million, respectively, or 39.0% and 21.5%, respectively, of the Company's investment portfolio (excluding the Company's investment in short-term money market funds) was invested in senior secured, middle-market, private debt and equity investments.
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
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount and unamortized loan origination fees. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2019:
Senior debt and 1st lien notes	$1,113,313,729	94%	$1,086,247,273	94%	190%
Subordinated debt and 2nd lien notes	9,663,521	1	9,689,289	1	2
Equity shares	515,825	—	695,660	—	—
Investment in joint venture	10,158,270	1	10,036,300	1	2
Short-term investments	51,552,247	4	51,552,247	4	9
	$1,185,203,592	100%	$1,158,220,769	100%	203%
December 31, 2018:
Senior debt and 1st lien notes	$1,120,401,043	95%	$1,068,436,847	95%	190%
Subordinated debt and 2nd lien notes	7,777,847	1	7,679,132	1	1
Equity shares	515,825	—	515,825	—	—
Short-term investments	45,223,941	4	45,223,941	4	8
	$1,173,918,656	100%	$1,121,855,745	100%	199%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

During the three months ended September 30, 2019, the Company purchased $1.0 million in syndicated senior secured loans, made ten new senior secured private middle-market debt investments totaling $102.5 million, made additional debt investments in six existing portfolio companies totaling $14.0 million and made an additional investment in its joint venture totaling $5.0 million. During the nine months ended September 30, 2019, the Company purchased $1.6 million in syndicated senior secured loans, made twenty-four new middle-market debt investments totaling $245.0 million, consisting of twenty-three senior secured, middle-market, private debt investments and one second lien, middle-market, private debt investment, made investments in its joint venture equity investment totaling $10.2 million and made additional debt investments in five existing portfolio companies totaling $11.4 million.
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
The industry composition of investments at fair value at September 30, 2019 and December 31, 2018, excluding short-term investments, was as follows:

	September 30, 2019		December 31, 2018
Aerospace and Defense	$47,165,040	4.3%	$28,944,709	2.7%
Automotive	34,534,127	3.1%	36,052,950	3.3%
Banking, Finance, Insurance and Real Estate	99,620,659	9.0%	97,220,907	9.0%
Beverage, Food and Tobacco	13,863,894	1.3%	30,978,576	2.9%
Capital Equipment	77,242,368	7.0%	46,630,026	4.3%
Chemicals, Plastics, and Rubber	21,040,370	1.9%	23,983,552	2.2%
Construction and Building	27,356,367	2.5%	29,157,682	2.7%
Consumer goods: Durable	20,554,701	1.9%	21,118,531	2.0%
Consumer goods: Non-durable	21,984,248	2.0%	25,025,317	2.3%
Containers, Packaging and Glass	44,677,116	4.1%	53,729,065	5.0%
Energy: Electricity	17,022,878	1.5%	17,682,349	1.6%
Energy: Oil and Gas	14,821,513	1.3%	17,872,908	1.7%
Healthcare and Pharmaceuticals	103,745,142	9.4%	143,160,276	13.3%
High Tech Industries	103,240,651	9.3%	93,740,806	8.7%
Hotel, Gaming and Leisure	22,353,212	2.0%	23,742,260	2.2%
Investment Funds and Vehicles	10,036,300	0.9%	—	—%
Media: Advertising, Printing and Publishing	32,464,434	2.9%	30,315,332	2.8%
Media: Broadcasting and Subscription	—	—%	22,510,963	2.1%
Media: Diversified and Production	35,890,795	3.2%	15,325,025	1.4%
Metals and Mining	10,381,206	0.9%	5,944,424	0.6%
Retail	34,497,037	3.1%	53,507,322	5.0%
Services: Business	129,403,983	11.7%	107,136,887	10.0%
Services: Consumer	44,536,813	4.0%	31,122,421	2.9%
Telecommunications	40,973,577	3.7%	26,019,130	2.4%
Transportation: Cargo	63,109,440	5.7%	54,394,774	5.1%
Transportation: Consumer	13,662,483	1.2%	18,755,533	1.7%
Utilities: Electric	10,572,991	1.0%	10,656,505	1.0%
Utilities: Oil and Gas	11,917,177	1.1%	11,903,574	1.1%
Total	$1,106,668,522	100.0%	$1,076,631,804	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust ("SCRS") to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans, structured products and real estate debt. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. As of September 30, 2019, Jocassee had $13.7 million in senior secured private middle-market debt investments, $60.1 million in U.S. syndicated senior secured loans, $29.6 million in European syndicated senior secured loans, $8.7 million in an equity investment and $62.2 million in a short-term investment.
The Company has determined that Jocassee is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Jocassee as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Jocassee due to the allocation of voting rights among Jocassee members.
As of September 30, 2019, Jocassee had the following commitments, contributions and unfunded commitments from its members:

	As of September 30, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$50,000,000	$10,000,000	$—	$40,000,000
South Carolina Retirement Systems Group Trust	500,000,000	100,000,000	—	400,000,000
Total	$550,000,000	$110,000,000	$—	$440,000,000
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
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
The Adviser reviews its valuation methodologies on an ongoing basis and updates are made accordingly to meet changes in the marketplace. The Adviser has established internal controls to ensure its valuation process is operating in an effective manner. The Adviser (1) maintains valuation and pricing procedures that describe the specific methodology used for valuation and (2) approves and documents exceptions and overrides of valuations. In addition, the Pricing Committee performs an annual review of valuation methodologies.
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
The total number of senior secured, middle-market investments and the percentage of the Company's total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2018(2)	—	—%
December 31, 2018	5	100%
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%

(1)	Exclusive of the fair value of new middle-market investments made during the quarter and certain middle-market investments repaid subsequent to the end of the reporting period.

(2)
The Company did not engage any independent valuation firms to perform the Procedures for the third quarter of 2018 as the Company's investment portfolio consisted primarily of newly-originated investments.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
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
Valuation of Investment in Jocassee
The Company estimates the fair value of its investment in Jocassee using the net asset value of Jocassee and its ownership percentage. The net asset value of Jocassee is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at September 30, 2019 and December 31, 2018 are summarized as follows:

September 30, 2019:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$352,229,216	Income Approach	Implied Spread	4.6% – 8.0%	5.8%
	35,873,765	Market Approach	Pricing Service Quotes	84.0% – 100.5%	94.5%
Subordinated debt and 2nd lien notes	9,689,289	Income Approach	Implied Spread	8.8% – 9.4%	9.1%
Equity shares	695,660	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	9.9x – 12.3x	10.4x

(1)	Two senior debt investments with a total fair value of $19,599,956 were valued using unobservable market transactions.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2018:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$178,647,302	Income Approach	Implied Spread	4.9% – 7.0%	5.8%
	66,964,957	Market Approach	Pricing Service Quotes	91.5% – 97.5%	95.4%
Subordinated debt and 2nd lien notes	7,679,132	Income Approach	Implied Spread	9.0% – 9.4%	9.3%
Equity shares	515,825	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	9.1x – 10.3x	9.5x

(1)	One senior debt investment with a total fair value of $12,375,000 was valued using an unobservable market transaction.
The following tables present the Company’s investment portfolio at fair value as of September 30, 2019 and December 31, 2018, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$678,544,336	$407,702,937	$1,086,247,273
Subordinated debt and 2nd lien notes	—	—	9,689,289	9,689,289
Equity shares	—	—	695,660	695,660
Short-term investments	51,552,247	—	—	51,552,247
Investments subject to leveling	$51,552,247	$678,544,336	$418,087,886	$1,148,184,469
Investment in joint venture (1)				10,036,300
				$1,158,220,769

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$810,449,588	$257,987,259	$1,068,436,847
Subordinated debt and 2nd lien notes	—	—	7,679,132	7,679,132
Equity shares	—	—	515,825	515,825
Short-term investments	45,223,941	—	—	45,223,941
	$45,223,941	$810,449,588	$266,182,216	$1,121,855,745

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30, 2019:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$257,987,259	$7,679,132	$515,825	$266,182,216
New investments	249,345,678	4,951,685	—	254,297,363
Transfers in (out) of Level 3, net	(37,144,143)	—	—	(37,144,143)
Proceeds from sales of investments	(13,765,869)	—	—	(13,765,869)
Loan origination fees received	(4,939,839)	(148,551)	—	(5,088,390)
Principal repayments received	(46,384,560)	(2,980,874)	—	(49,365,434)
Accretion of loan discounts	(13,011)	—	—	(13,011)
Accretion of deferred loan origination revenue	1,163,453	63,413	—	1,226,866
Realized loss	(47,768)	—	—	(47,768)
Unrealized appreciation	1,501,737	124,484	179,835	1,806,056
Fair value, end of period	$407,702,937	$9,689,289	$695,660	$418,087,886

Nine Months Ended September 30, 2018:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$262,803,297	$589,548,358	$162,543,691	$1,389,000	$1,016,284,346
New investments	153,991,743	7,853,827	2,932,105	—	164,777,675
Reclassifications	8,617,000	(8,617,000)	—	—	—
Proceeds from sales of investments	—	—	(35,884,390)	(708)	(35,885,098)
Proceeds from sale of portfolio to Asset Buyer	(234,603,624)	(418,521,991)	(121,970,155)	(1,202,274)	(776,298,044)
Loan origination fees received	(1,212,914)	—	—	—	(1,212,914)
Principal repayments received	(29,283,632)	(143,419,588)	—	—	(172,703,220)
PIK interest earned	259,414	3,517,139	—	—	3,776,553
PIK interest payments received	(1,403,097)	(2,494,389)	—	—	(3,897,486)
Accretion of loan discounts	(2,645)	14,188	—	—	11,543
Accretion of deferred loan origination revenue	514,843	2,690,484	—	—	3,205,327
Realized gain (loss)	(43,095,292)	(147,889,422)	28,102,063	(488,635)	(163,371,286)
Unrealized gain (loss)	16,302,282	117,318,394	(25,317,809)	302,617	108,605,484
Fair value, end of period	$132,887,375	$—	$10,405,505	$—	$143,292,880

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

All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on investments of $3.1 million during the three months ended September 30, 2019 and pre-tax net unrealized appreciation on investments of $19.6 million during the nine months ended September 30, 2019 were related to portfolio company investments that were still held by the Company as of September 30, 2019. Pre-tax net unrealized depreciation on investments of $0.5 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, was related to portfolio company investments that were still held by the Company as of September 30, 2018. For the three and nine months ended September 30, 2018, this pre-tax net unrealized depreciation on investments included $0.8

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

million and $1.5 million of unrealized depreciation related to three assets that were subject to a participation agreement with the Asset Buyer.
Exclusive of short-term investments, during the nine months ended September 30, 2019, the Company made investments of approximately $257.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2019, the Company made investments of $10.7 million in portfolio companies to which it was previously committed to provide such financing.
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
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchases and sales of the Company's syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company generally is contractually owed and recognizes interest income equal to the applicable margin ("spread") beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are "Affiliated Persons" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control / Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the outstanding voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
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
Fee income for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Recurring Fee Income:
Amortization of loan origination fees	$245,038	$170,816	$591,162	$1,272,955
Management, valuation and other fees	80,431	62,452	211,313	375,877
Total Recurring Fee Income	325,469	233,268	802,475	1,648,832
Non-Recurring Fee Income:
Prepayment fees	—	—	59,617	1,191,943
Acceleration of unamortized loan origination fees	465,695	144,458	663,073	1,932,367
Advisory, loan amendment and other fees	57,628	—	144,654	162,153
Total Non-Recurring Fee Income	523,323	144,458	867,344	3,286,463
Total Fee Income	$848,792	$377,726	$1,669,819	$4,935,295
Concentration of Credit Risk
As of both September 30, 2019 and December 31, 2018, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both September 30, 2019 and December 31, 2018, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 2.2% of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2019, $263.7 million of the Company's assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the August 2018 Credit Facility, $512.0 million were pledged (or will be pledged when the related investment purchase settles) as collateral for the February 2019 Credit Facility, and $438.5 million were pledged as collateral for the Debt Securitization.
Investments Denominated in Foreign Currencies
As of September 30, 2019 the Company held one investment that was denominated in Swedish kronas, one investment that was denominated in Euros and one investment that was denominated in British pounds sterling. As of December 31, 2018, the Company did not hold any investments that were denominated in foreign currencies.
At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions.
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company's Unaudited Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

4. SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
The following schedules present information about investments in and advances to affiliates for the nine months ended September 30, 2019 and year ended December 31, 2018:

Nine Months Ended September 30, 2019:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2018 Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2019 Value
Portfolio Company	Type of Investment(1)
Affiliate Investments:
Jocassee Partners LLC	9.1% Member Interest	$—	$(121,970)	$—	$—	$10,158,270	$121,970	$10,036,300

Total Affiliate Investments		$—	$(121,970)	$—	$—	$10,158,270	$121,970	$10,036,300

(1)	Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018 Value
Portfolio Company	Type of Investment(1)
Control Investments:

CRS-SPV, Inc.	Common Stock (1,100 shares)	$(8,775,003)	$(1,855,000)	$100,000	$20,283,000	$—	$20,283,000	$—
		(8,775,003)	(1,855,000)	100,000	20,283,000	—	20,283,000	—

Frank Entertainment Group, LLC	Senior Note (6% Cash)(5)	(4,472,966)	4,205,494	—	6,541,000	5,214,278	11,755,278	—
	Second Lien Term Note (2.5% Cash)(5)	(3,150,520)	2,879,479	—	—	3,183,307	3,183,307	—
	Redeemable Preferred Units (2,800,000 units)	(2,800,000)	2,800,000	—	—	2,800,000	2,800,000	—
	Redeemable Class B Preferred Units (2,800,000 units)	(2,800,000)	2,800,000	—	—	2,800,000	2,800,000	—
	Class A Common Units (606,552 units)	(1,000,000)	1,000,000		—	1,000,000	1,000,000	—
		(14,223,486)	13,684,973	—	6,541,000	14,997,585	21,538,585	—

FrontStream Holdings, LLC	Subordinate Note (LIBOR + 6.0% Cash)(5)(6)	(6,650,730)	6,609,389	—	7,414,000	9,709,389	17,123,389	—
	Common Stock (1,000 shares)	(500,000)	500,000	—	—	500,000	500,000	—
		(7,150,730)	7,109,389	—	7,414,000	10,209,389	17,623,389	—

Frontstreet Facility Solutions, Inc.	Subordinated Note (13% Cash)	(7,566,670)	4,697,172	652,624	3,750,000	4,712,628	8,462,628	—
	Series A Convertible Preferred Stock (60,000 shares)	(250,575)	250,575	—	—	250,575	250,575	—
	Series B Convertible Preferred Stock (20,000 shares)	(500,144)	500,144	—	—	500,144	500,144	—
	Common Stock (27,890 shares)	(279)	279	—	—	279	279	—
		(8,317,668)	5,448,170	652,624	3,750,000	5,463,626	9,213,626	—

Investments not held at the end of the period		(75,817)	—	—	—	75,817	75,817	—

Total Control Investments		$(38,542,704)	$24,387,532	$752,624	$37,988,000	$30,746,417	$68,734,417	$—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018 Value
Portfolio Company	Type of Investment(1)
Affiliate Investments:
All Metals Holding, LLC	Subordinated Note (12% Cash, 1% PIK)	$101,129	$(155,098)	$149,598	$6,434,000	$162,778	$6,596,778	$—
	Units (318,977 units)	(535,011)	527,331	—	266,000	527,331	793,331	—
		(433,882)	372,233	149,598	6,700,000	690,109	7,390,109	—

Consolidated Lumber Holdings, LLC	Class A Units (15,000 units)	1,000,000	(3,000,000)	339,893	4,500,000	1,000,000	5,500,000	—
		1,000,000	(3,000,000)	339,893	4,500,000	1,000,000	5,500,000	—

FCL Holding SPV, LLC	Class A Interest (24,873 units)	413,760	(278,000)	302,294	570,000	413,760	983,760	—
	Class B Interest (48,427 units)	—	—	—	—	—	—	—
	Class B Interest (3,746 units)	—	—	—	—	—	—	—
		413,760	(278,000)	302,294	570,000	413,760	983,760	—

Mac Land Holdings, Inc.	Common Stock (139 shares)	(369,000)	369,000	—	—	369,000	369,000	—
		(369,000)	369,000	—	—	369,000	369,000	—

NB Products, Inc.	Subordinated Note (12% Cash, 2% PIK)	1,040,327	—	2,125,986	23,308,085	1,374,840	24,682,925	—
	Jr. Subordinated Note (10% PIK)	282,473	—	325,662	5,114,592	609,514	5,724,106	—
	Jr. Subordinated Bridge Note (20% PIK)	72,836	—	297,881	2,412,295	371,461	2,783,756	—
	Series A Redeemable Senior Preferred Stock (7,839 shares)	3,478,355	(2,768,352)	—	10,390,000	3,478,355	13,868,355	—
	Common Stock (1,668,691 shares)	34,666,262	(15,710,262)	—	16,044,000	34,666,262	50,710,262	—
		39,540,253	(18,478,614)	2,749,529	57,268,972	40,500,432	97,769,404	—

Passport Food Group, LLC	Senior Notes (LIBOR + 9.0% Cash)(6)	(7,234,021)	2,976,160	1,346,145	16,672,000	3,016,086	19,688,086	—
	Common Stock (20,000 shares)	(2,000,000)	1,643,000	—	357,000	1,643,000	2,000,000	—
		(9,234,021)	4,619,160	1,346,145	17,029,000	4,659,086	21,688,086	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018 Value
Portfolio Company	Type of Investment(1)
PCX Aerostructures, LLC	Subordinated Note (6% Cash)	$(8,589,777)	$8,670,000	$1,353,746	$22,574,000	$9,495,146	$32,069,146	$—
	Subordinated Note (6% PIK)	—	211,286	5,068	548,000	216,354	764,354	—
	Series A Preferred Stock (6,066 shares)	(6,065,621)	6,065,621	—	—	6,065,621	6,065,621	—
	Series B Preferred Stock (1,411 shares)	(1,410,514)	410,514	—	—	1,410,514	1,410,514	—
	Class A Common Stock (121,922 shares)	(30,480)	30,480	—	—	30,480	30,480	—
		(16,096,392)	15,387,901	1,358,814	23,122,000	17,218,115	40,340,115	—

Team Waste, LLC	Subordinated Note (10% Cash, 2% PIK)	—	—	297,923	4,930,962	113,713	5,044,675	—
	Preferred Units (500,000 units)	3,475,467	—	—	10,000,000	3,475,467	13,475,467	—
		3,475,467	—	297,923	14,930,962	3,589,180	18,520,142	—

Technology Crops, LLC	Senior Notes (12% Cash)(5)	(8,493,169)	3,677,102	592,861	8,617,000	3,677,102	12,294,102	—
	Common Units (50 units)	(500,000)	500,000	—	—	500,000	500,000	—
		(8,993,169)	4,177,102	592,861	8,617,000	4,177,102	12,794,102	—

TGaS Advisors, LLC	Senior Note (10% Cash, 1% PIK)	(282,587)	—	648,832	9,431,015	91,895	9,522,910	—
	Preferred Units (1,685,357 units)	206,638	32,069	—	1,524,000	238,707	1,762,707	—
		(75,949)	32,069	648,832	10,955,015	330,602	11,285,617	—

Tulcan Fund IV, L.P.	Common Units (1,000,000 units)	(950,000)	1,000,000	—	—	1,000,000	1,000,000	—
		(950,000)	1,000,000	—	—	1,000,000	1,000,000	—

United Retirement Plan Consultants, Inc.	Series A Preferred Shares (9,400 shares)	169,252	(96,252)	—	302,000	169,252	471,252	—
	Common Shares (100,000 shares)	(175,000)	581,000	—	419,000	581,000	1,000,000	—
		(5,748)	484,748	—	721,000	750,252	1,471,252	—

Wythe Will Tzetzo, LLC	Series A Preferred Units (99,829 units)	1,312,617	(2,688,000)	—	2,688,000	1,312,617	4,000,617	—
		1,312,617	(2,688,000)	—	2,688,000	1,312,617	4,000,617	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Year Ended December 31, 2018:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2017 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2018 Value
Portfolio Company	Type of Investment(1)
Investments not held at the end of the period		$355,394	$—	$—	$—	$473,234	$473,234	$—
Deferred taxes		—	1,199,969	—	—	—	—	—

Total Affiliate Investments		$9,939,330	$3,197,568	$7,785,889	$147,101,949	$76,483,489	$223,585,438	$—

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
For federal income tax purposes, the cost of investments owned as of September 30, 2019 and December 31, 2018 was approximately $1,185.3 million and $1,173.3 million, respectively. As of September 30, 2019, net unrealized depreciation on the Company's investments (tax basis) was approximately $26.9 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $1.4 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $28.3 million. The cost of investments owned (tax basis) listed above does not include the RIC's basis in the Taxable Subsidiary. As of September 30, 2019 and December 31, 2018, the cost (tax basis) of the RIC's investment in the Taxable Subsidiary was approximately $18.0 million and $20.6 million, respectively. As of December 31, 2018, net unrealized depreciation on the Company's investments (tax basis) was approximately $51.4 million, consisting of gross unrealized appreciation, where the fair

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

value of the Company's investments exceeds their tax cost, of approximately $1.6 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $53.0 million.
6. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2019 and December 31, 2018:

Issuance Date	Maturity Date	Interest Rate as of September 30, 2019	September 30, 2019	December 31, 2018
Credit Facilities:
February 21, 2019	February 21, 2024	3.814%	122,767,549	$—
August 3, 2018 - Class A	—	—	—	190,000,000
August 3, 2018 - Class A-1	August 3, 2020	3.239%	169,000,000	380,000,000
Total Credit Facilities			$291,767,549	$570,000,000
Debt Securitization:
May 9, 2019 - Class A-1 2019 Notes	April 15, 2027	3.323%	$289,281,310	$—
May 9, 2019 - Class A-2 2019 Notes	April 15, 2027	3.953%	51,500,000	—
Less: Deferred financing fees			$(1,750,084)	—
Total Debt Securitization			$339,031,226	$—
August 2018 Credit Facility
On July 3, 2018, the Company formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company (“BSF”), the primary purpose of which is to function as the Company's special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into the August 2018 Credit Facility with Bank of America, N.A., as administrative agent (the "Administrative Agent") and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018 (the "Security Agreement") pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments (the "Pledged Property"). In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property is held in the custody of State Street Bank and Trust Company, as collateral administrator (the "Collateral Administrator"). The Collateral Administrator maintains and performs certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator is authorized to make distributions and payments from Pledged Property based only on the written instructions of the Administrative Agent.
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, the Company reduced its Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, the Company further reduced its Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced its Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. Effective August 14, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $250.0 million to $177.0 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in the Unaudited Consolidated Statements of Operations. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
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
Under the August 2018 Credit Facility, BSF has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for credit facilities of this nature. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within two business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by BSF of certain ineligible assets; (d) the insolvency or bankruptcy of BSF; and (e) the decline of BSF’s NAV below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate. As of September 30, 2019, BSF was in compliance with all covenants under the August 2018 Credit Facility.
Borrowings of BSF will be considered borrowings by Barings BDC, Inc. for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of BSF under the August 2018 Credit Facility are non-recourse to Barings BDC, Inc.
As of September 30, 2019 and December 31, 2018, BSF had borrowings of $169.0 million and $570.0 million, respectively, outstanding under the August 2018 Credit Facility with an interest rate of 3.239% and a weighted average interest rate of 3.654%, respectively. As of September 30, 2019 and December 31, 2018, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $169.0 million and $570.0 million, respectively. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Borrowings under the February 2019 Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if the Company receives an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if the Company receives an investment grade credit rating), (iii) for borrowings denominated in Euros, the applicable EURIBOR rate plus 2.25% (or, after one year, 2.00% if the Company receives an investment grade credit rating), (iv) for borrowings denominated in Swedish kronas, the applicable STIBOR rate plus 2.25% (or, after one year, 2.00% if the Company receives an investment grade credit rating), (v) for borrowings denominated in Canadian dollars, the applicable Canadian dollars Screen Rate plus 2.25% (or, after one year, 2.00% if the Company receives an investment grade credit rating), or (vi) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. The Company pays a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than one third of

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than one third of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum shareholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of September 30, 2019, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of September 30, 2019, the Company had U.S. dollar borrowings of $90.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 4.313%, borrowings denominated in Swedish kronas of 67.0kr million ($6.8 million U.S. dollars) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £7.0 million ($8.6 million U.S. dollars) with an interest rate of 3.0%, and borrowings denominated in Euros of €16.0 million ($17.4 million in U.S. dollars) with an interest rate of 2.25%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
As of September 30, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $122.8 million. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Debt Securitization
On May 9, 2019, the Company completed a $449.3 million term debt securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the Debt Securitization (collectively, the “2019 Notes”) were issued by Barings BDC Static CLO Ltd. 2019-I (“BBDC Static CLO Ltd.”) and Barings BDC Static CLO 2019-I, LLC, wholly-owned and consolidated subsidiaries of the Company (collectively, the “Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes (“Class A-1 2019 Notes”), which bear interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes (“Class A-2 2019 Notes”), which bear interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which do not bear interest and are not rated. The Company retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for the Company’s sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests therein distributed to the Company by BSF. The 2019 Notes are scheduled to mature on April 15, 2027; however, the 2019 Notes may be redeemed by the Issuers, at the direction of the Company as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, the Company made customary representations, warranties and covenants to the Issuers.
The Class A-1 2019 Notes and Class A-2 2019 Notes are the secured obligations of the Issuers, the Subordinated 2019 Notes are the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes includes customary covenants and events of default. The 2019 Notes have not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to BBDC Static CLO Ltd. under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
During the three months ended September 30, 2019, $7.5 million of the Class A-1 2019 Notes were repaid. As of September 30, 2019, the Company had borrowings of $289.3 million outstanding under the Class A-1 2019 Notes with an interest rate of 3.323% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 3.953%. As of September 30, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $289.4 million and $51.2 million, respectively. The fair value determinations of the Company’s 2019 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
7. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. As of September 30, 2019, the counterparty to these forward currency contracts was BNP Paribas. Net unrealized gains or losses on foreign currency contracts are included in "net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "net realized gains (losses) - foreign currency transactions" in the Unaudited Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
The following table presents the Company's foreign currency forward contracts as of September 30, 2019:

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Balance Sheet Location of Net Amounts
Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	$1,411	Prepaid expenses and other assets

Foreign currency forward contract (GBP)	$165,691	£132,253	01/02/20	2,081	Prepaid expenses and other assets

Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	1,443	Prepaid expenses and other assets
Total				$4,935
8. EQUITY-BASED COMPENSATION PLANS
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
On July 31, 2018, in connection with the closing of the Asset Sale Transaction, all 904,060 outstanding shares of restricted stock outstanding under the Omnibus Plan vested and on August 2, 2018, the Board terminated the Omnibus Plan. As a result, in the three months ended September 30, 2018, the Company recognized equity based compensation expense of approximately $11.3 million, and in the nine months ended September 30, 2018, the Company recognized equity based compensation expense of approximately $14.2 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents information with respect to equity-based compensation for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares, beginning of period	748,674	$19.79
Shares granted during the period	435,106	$10.73
Shares vested during the period	(1,183,780)	$16.46
Unvested shares, end of period	—	N/A
9. TRANSACTIONS WITH CONTROLLED COMPANIES
During the nine months ended September 30, 2018, the Company received management fees from SRC Worldwide, Inc., a wholly-owned subsidiary of CRS-SPV, Inc., of $100,000. These fees were recognized as fee income in the Company's Unaudited Consolidated Statements of Operations. In addition, during the three and nine months ended September 30, 2018, the Company recognized dividend and interest income from certain control investments as disclosed in Note 4 - Schedule of Investments in and Advances to Affiliates. During the three and nine months ended September 30, 2019, there were no transactions with controlled companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

10. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2019 and December 31, 2018 were as follows:

Portfolio Company	Investment Type	September 30, 2019	December 31, 2018
Anju Software, Inc.(1)	Delayed Draw Term Loan	$1,981,371	$—
Arch Global Precision, LLC	Delayed Draw Term Loan	2,144,459	—
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	712,567	—
Ascensus Specialties, LLC	Term Loan	8,011,882	—
Aveanna Healthcare Holdings, Inc.(1)	Delayed Draw Term Loan	—	804,620
Campaign Monitor (UK) Limited(1)	Delayed Draw Term Loan	1,859,111	—
Dart Buyer, Inc.	Delayed Draw Term Loan	7,455,734	—
Heartland, LLC(1)	Delayed Draw Term Loan	2,782,843	—
Jocassee Partners LLC(1)	Joint Venture	40,000,000	—
JS Held, LLC	Delayed Draw Term Loan	—	2,275,039
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	1,558,973	—
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	4,367,284	6,172,840
Premier Technical Services Group(1)(2)	Acquisition Facility	1,689,575	—
Process Equipment, Inc.(1).	Delayed Draw Term Loan	1,022,646	—
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	1,666,994	—
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	927,046	1,325,699
Sucsez (Bolt Bidco B.V.)(1)(3)	Committed Accordion Facility	6,636,768	—
Transportation Insight, LLC	Delayed Draw Term Loan	3,218,210	5,516,932
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	—	3,153,265
Validity Inc.(1)	Delayed Draw Term Loan	898,298	—
Total unused commitments to extend financing		$86,933,761	$19,248,395

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.

(2)	Actual commitment amount is denominated in British pounds sterling (£1,371,075). Commitment was translated into U.S. dollars using the September 30, 2019 spot rate.

(3)	Actual commitment amount is denominated in Euros (€6,087,662). Commitment was translated into U.S. dollars using the September 30, 2019 spot rate.
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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019 the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

11. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Per share data:
Net asset value at beginning of period	$10.98	$13.43
Net investment income (loss)(1)	0.46	(0.17)
Net realized loss on investments / foreign currency transactions(1)	(0.02)	(3.27)
Net unrealized appreciation on investments / foreign currency transactions(1)	0.50	2.22
Total increase (decrease) from investment operations(1)	0.94	(1.22)
Dividends paid to stockholders from net investment income	(0.39)	(0.33)
Purchase of shares in tender offer	—	0.13
Purchases of shares in share repurchase plan	0.06	—
Stock-based compensation	—	0.17
Loss on extinguishment of debt(1)	—	(0.21)
Tax provision(1)	—	(0.02)
Other(2)	(0.01)	(0.04)
Net asset value at end of period	$11.58	$11.91
Market value at end of period(3)	$10.15	$10.01
Shares outstanding at end of period	49,418,542	51,284,064
Net assets at end of period	$572,444,980	$610,981,943
Average net assets	$580,900,618	$638,599,171
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)	7.81%	17.58%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)	7.81%	17.37%
Ratio of net investment income to average net assets (annualized)	5.36%	(1.73)%
Portfolio turnover ratio	71.57%	208.19%
Total return(4)	17.08%	27.92%

(1)	Weighted average per share data—basic and diluted.

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

12. SUBSEQUENT EVENTS
On October 29, 2019, the Board declared a quarterly distribution of $0.15 per share payable on December 18, 2019 to holders of record as of December 11, 2019.
Subsequent to September 30, 2019, the Company made approximately $69.4 million of new middle-market private debt commitments, of which approximately $24.7 million closed. The $24.7 million of middle-market investments consist of all first lien senior secured debt and the weighted average yield of the closed originations was 7.1%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and nine months ended September 30, 2019, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause actual results to differ materially include, but are not limited to, changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
On September 24, 2018, or the Effective Date, Barings entered into a Rule 10b5-1 Purchase Plan, or the 10b5-1 Plan, that qualified for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of our common stock on the open market on behalf of Barings in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with Barings obligation under the Externalization Agreement to enter into a trading plan pursuant to which Barings committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, Barings fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of our common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, Barings had purchased 5,084,302 shares of our common stock pursuant to the 10b5-1 Plan and as of September 30, 2019, owned a total of 13,639,681 shares of our common stock, or 27.6% of the total shares outstanding.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our syndicated senior secured loans generally bear interest between LIBOR plus 300 basis points and LIBOR plus 400 points. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, private debt investments generally bear interest between LIBOR plus 450 basis points and LIBOR plus 650 basis points per annum. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind, or PIK, interest, that is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term.
As of September 30, 2019, the weighted average yield on our syndicated senior secured loan portfolio and our middle-market senior secured private debt portfolio was approximately 5.4% and 7.0%, respectively. As of September 30, 2019, the weighted average yield on these two portfolios on a combined basis was approximately 5.9%. The weighted-average yield on all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 5.7% as of September 30, 2019.
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
As of September 30, 2018, the weighted average yield on our syndicated senior secured loan portfolio and our middle-market senior secured private debt portfolio was approximately 5.4% and 7.2%, respectively, As of September 30, 2018, the weighted average yield on these two portfolios on a combined basis was approximately 5.7%. The weighted-average yield on all of our outstanding investments (including equity and equity-linked and short-term investments investments) was approximately 5.6% as of September 30, 2018.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors, or the Board, Barings’ Global Private Finance Group, or BGPF, manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings' $250 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.

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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of September 30, 2019, our asset coverage ratio was 190.1%.
Portfolio Investment Composition
The total value of our investment portfolio was $1,158.2 million as of September 30, 2019, as compared to $1,121.9 million as of December 31, 2018. As of September 30, 2019, we had investments in 142 portfolio companies and two money market funds with an aggregate cost of $1,185.2 million. As of December 31, 2018, we had investments in 139 portfolio companies and one money market fund with an aggregate cost of $1,173.9 million. As of both September 30, 2019 and December 31, 2018, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2019 and December 31, 2018, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2019:
Senior debt and 1st lien notes	$1,113,313,729	94%	$1,086,247,273	94%
Subordinated debt and 2nd lien notes	9,663,521	1	9,689,289	1
Equity shares	515,825	—	695,660	—
Investment in joint venture	10,158,270	1	10,036,300	1
Short-term investments	51,552,247	4	51,552,247	4
	$1,185,203,592	100%	$1,158,220,769	100%
December 31, 2018:
Senior debt and 1st lien notes	$1,120,401,043	95%	$1,068,436,847	95%
Subordinated debt and 2nd lien notes	7,777,847	1	7,679,132	1
Equity shares	515,825	—	515,825	—
Short-term investments	45,223,941	4	45,223,941	4
	$1,173,918,656	100%	$1,121,855,745	100%
Investment Activity
During the nine months ended September 30, 2019, we purchased $1.6 million in syndicated senior secured loans, made twenty-four new middle-market debt investments totaling $245.0 million, consisting of twenty-three senior secured, middle-market, private debt investments and one second lien, middle-market, private debt investment, made investments in our joint venture equity investment totaling $10.2 million and made additional debt investments in five existing portfolio companies totaling $11.4 million. We had five syndicated senior secured loans repaid at par totaling total $27.0 million, had four middle-market portfolio company loans repaid at par totaling $44.0 million, received $24.6 million of syndicated senior secured loan principal payments and received $4.3 million of middle-market portfolio company principal payments. In addition, we sold $143.6 million of syndicated senior secured loans, recognizing a net realized loss on these transactions of $0.9 million, sold $4.8 million of a middle-market portfolio company debt investment and sold $10.2 million of middle-market portfolio company debt investments to our joint venture. In addition, certain terms of one broadly syndicated loan investment were amended. Under U.S. GAAP, this amendment was considered a material modification and as a result, we recognized a loss of approximately $0.2 million related to the amendment. Lastly, we received $0.5 million in escrow distributions from four portfolio companies, which were recognized as realized gains, and recognized a net loss of $0.5 million related to royalty payments due from a legacy Triangle Capital portfolio company.
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

Total portfolio investment activity for the nine months ended September 30, 2019 and 2018 was as follows:

Nine Months Ended September 30, 2019:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,068,436,847	$7,679,132	$515,825	$—	$45,223,941	$1,121,855,745
New investments	253,138,778	4,951,685	—	10,158,270	577,451,108	845,699,841
Proceeds from sales of investments	(158,612,687)	—	56,068	—	(571,122,802)	(729,679,421)
Loan origination fees received	(4,969,839)	(148,551)	—	—	—	(5,118,390)
Principal repayments received	(96,932,135)	(2,980,874)	—	—	—	(99,913,009)
Accretion of loan discounts	187,967	—	—	—	—	187,967
Accretion of deferred loan origination revenue	1,190,821	63,413	—	—	—	1,254,234
Realized loss	(1,090,219)	—	(56,068)	—	—	(1,146,287)
Unrealized appreciation (depreciation)	24,897,740	124,484	179,835	(121,970)	—	25,080,089
Fair value, end of period	$1,086,247,273	$9,689,289	$695,660	$10,036,300	$51,552,247	$1,158,220,769

Nine Months Ended September 30, 2018:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Short-term Investments	Total
Fair value, beginning of period	$262,803,297	$589,548,358	$162,543,691	$1,389,000	$—	$1,016,284,346
New investments	1,323,134,533	7,853,827	2,932,105	—	730,233,448	2,064,153,913
Reclassifications	8,617,000	(8,617,000)	—	—	—	—
Proceeds from sales of investments	(275,613,839)	—	(35,884,390)	(708)	(685,233,448)	(996,732,385)
Proceeds from sale of portfolio to Asset Buyer	(234,603,624)	(418,521,991)	(121,970,155)	(1,202,274)	—	(776,298,044)
Loan origination fees received	(1,212,914)	—	—	—	—	(1,212,914)
Principal repayments received	(30,436,124)	(143,419,588)	—	—	—	(173,855,712)
Payment in kind interest earned	259,414	3,517,139	—	—	—	3,776,553
Payment in kind interest payments received	(1,403,097)	(2,494,389)	—	—	—	(3,897,486)
Accretion of loan discounts	23,298	14,188	—	—	—	37,486
Accretion of deferred loan origination revenue	514,843	2,690,484	—	—	—	3,205,327
Realized gain (loss)	(42,518,541)	(147,889,422)	28,102,063	(488,635)	—	(162,794,535)
Unrealized appreciation (depreciation)	16,219,954	117,318,394	(25,317,809)	302,617	—	108,523,156
Fair value, end of period	$1,025,784,200	$—	$10,405,505	$—	$45,000,000	$1,081,189,705
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both September 30, 2019, and December 31, 2018 we had no non-accrual assets.

Results of Operations
Three and Nine months ended September 30, 2019 and September 30, 2018
Operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total investment income	$19,304,107	$12,072,396	$57,245,553	$63,621,974
Total operating expenses	11,316,932	43,125,702	33,888,209	71,889,233
Net investment income (loss)	7,987,175	(31,053,306)	23,357,344	(8,267,259)
Net realized losses	(983,499)	(117,211,190)	(1,063,250)	(161,713,324)
Net unrealized appreciation (depreciation)	(1,794,828)	57,655,427	25,454,367	109,699,682
Loss on extinguishment of debt	(13,357)	(10,507,183)	(143,108)	(10,507,183)
Provision for taxes	—	(274,132)	(499)	(813,767)
Net increase (decrease) in net assets resulting from operations	$5,195,491	$(101,390,384)	$47,604,854	$(71,601,851)
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. The net decrease in net assets resulting from operations for the three and nine months ended September 30, 2018 was primarily due to the Transactions. See further discussion regarding the Transactions above in "The Asset Sale and Externalization Transactions" section. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income:
Interest income	$18,448,942	$10,065,666	$55,557,780	$52,042,978
Dividend income	4,221	303,062	8,932	894,556
Fee and other income	848,792	377,726	1,669,819	4,935,295
Payment-in-kind interest income	—	502,947	—	3,776,554
Interest income from cash	2,152	822,995	9,022	1,972,591
Total investment income	$19,304,107	$12,072,396	$57,245,553	$63,621,974
The change in total investment income for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, was related to the shift in our investment focus subsequent to the Transactions. During the three months ended September 30, 2019, our investment portfolio was primarily comprised of syndicated senior secured loans and senior secured, middle-market, private debt investments, which are lower yielding debt investments as compared to our investment portfolio prior to the Transactions, which was comprised primarily of senior and subordinated debt securities of privately-held, lower middle-market companies. Beginning August 2, 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has been transitioning our portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. As of September 30, 2018, we had investments in 129 portfolio companies, which included six middle-market debt investments and 123 syndicated senior secured loans as compared to investments in 142 portfolio companies as of September 30, 2019, which included 38 middle-market debt investments, 103 syndicated senior secured loans and one joint venture equity investment. The weighted average yield on our investments was 5.7% as of September 30, 2019, as compared to 5.6% as of September 30, 2018.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating expenses:
Interest and other financing fees	$6,727,780	$4,369,994	$19,598,992	$19,304,877
Base management fees	3,263,803	1,546,675	8,845,753	1,546,675
Compensation expenses	107,779	29,435,834	334,869	37,371,342
General and administrative expenses	1,217,570	8,766,516	5,108,595	14,659,656
Total operating expenses	11,316,932	44,119,019	33,888,209	72,882,550
Base management fee waived	—	(993,317)	—	(993,317)
Net operating expenses	$11,316,932	$43,125,702	$33,888,209	$71,889,233

Interest and Other Financing Fees
The increase in interest and other financing fees for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily attributable to an increase in our weighted average borrowings outstanding in those periods. Interest and other financing fees during 2019 were attributable to borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization (each as defined below under "Liquidity and Capital Resources"). Interest and other financing fees during the three and nine months ended September 30, 2018 were primarily attributed to borrowings under our SBA-guaranteed debentures, the May 2017 Credit Facility and both the March 2022 Notes and the December 2022 Notes. In connection with the Transactions, the SBA-guaranteed debentures and the May 2017 Credit Facility were repaid and the March 2022 Notes and the December 2022 Notes were redeemed.
Base Management Fees
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Prior to the Externalization Transaction, we were an internally-managed BDC and did not pay any base management fees. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2019, the amount of base management fee incurred was approximately $3.3 million and $8.8 million, respectively.
For the quarter ended September 30, 2018, the amount of base management fee determined in accordance with the Advisory Agreement was approximately $1.5 million. This fee was calculated based on the average of our gross assets, excluding cash and cash equivalents, as of March 31, 2018 and June 30, 2018, both of which were dates prior to the consummation of the Transactions and the date that Barings became our investment adviser. In light of this fact, and in order to ensure that Barings did not earn a base management fee on assets that it did not manage prior to the Transactions, Barings calculated the base management fee for the quarter ended September 30, 2018 based on our average gross assets as of August 2, 2018 and September 30, 2018, excluding (i) cash and cash equivalents, (ii) short-term investments, (iii) unsettled purchased investments and (iv) assets subject to participation agreements, or the Q3 2018 Adjusted Management Fee. Barings voluntary agreed to waive the difference between the $1.5 million base management fee calculated under the terms of the Advisory Agreement and the Q3 2018 Adjusted Management Fee, which resulted in a net base management fee of approximately $0.5 million for each of the three and nine months ended September 30, 2018, after taking into account a waiver of approximately $1.0 million based on the calculations noted above.
Compensation Expenses
Prior to the Transactions, compensation expenses were primarily influenced by headcount and levels of business activity. Our compensation expenses included salaries, discretionary compensation, equity-based compensation and benefits. Discretionary compensation was significantly impacted by our level of total investment income, our investment results, including investment realizations, prevailing labor markets and the external environment. In connection with the Transactions, all but two employees were terminated. The compensation expenses for the three and nine months ended September 30, 2019 related to salaries, benefits and discretionary compensation of these remaining employees.
Compensation expenses for the three and nine months ended September 30, 2018 related predominantly to the Transactions, and the resulting change of control and related termination of our employees. In the three and nine months ended September 30, 2018, we recognized approximately $27.6 million in one-time compensation expenses associated with the Transactions which included severance expenses, pro-rata incentive compensation, transaction-related bonuses, expenses related to the acceleration of vesting of restricted stock grants and deferred compensation grants, and other expenses associated with the obligations under our then-existing severance agreements and severance policy.
General and Administrative Expenses
On August 2, 2018, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We are required to reimburse Barings for the costs and expenses incurred by Barings in performing its obligations and providing personnel and facilities under the Administration Agreement. Prior to the Externalization Transaction, we operated as an internally-managed BDC and incurred these expenses directly. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Administration Agreement. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board of Directors' fees, D&O insurance costs, as well as legal, accounting and valuation expenses.

General and administrative expenses for the three and nine months ended September 30, 2018 were impacted by transaction advisory fees, increased legal expenses and other direct costs associated with the Transactions. These direct costs related to the Transactions totaled approximately $8.4 million and $11.8 million, respectively, for the three and nine months ended September 30, 2018. See further discussion regarding the Transactions above under "The Asset Sale and Externalization Transactions."
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(1,066,536)	$(92,881,851)	$(1,146,287)	$(134,191,161)
Affiliate investments	—	7,586,818	—	9,939,330
Control investments	—	(31,916,157)	—	(38,542,704)
Net realized losses on investments	(1,066,536)	(117,211,190)	(1,146,287)	(162,794,535)
Foreign currency transactions	83,037	—	83,037	1,081,211
Net realized losses	$(983,499)	$(117,211,190)	$(1,063,250)	$(161,713,324)
In the three months ended September 30, 2019, we recognized net realized losses totaling $1.0 million, which consisted primarily of a net loss on our syndicated senior secured loan portfolio of $0.5 million and a net loss of $0.5 million related to royalty payments due from a legacy Triangle Capital portfolio company, partially offset by a net gain on foreign currency transactions of $0.1 million. In the nine months ended September 30, 2019, we recognized a net realized loss totaling $1.1 million, which consisted primarily of a net loss on our syndicated senior secured loan portfolio of $1.1 million and a net loss of $0.5 million related to royalty payments due from a legacy Triangle Capital portfolio company, partially offset by $0.5 million in escrow distributions we received from four portfolio companies, which were recognized as realized gains, and a net gain on foreign currency transactions of $0.1 million.
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
In the nine months ended September 30, 2018, we recognized realized losses totaling $161.7 million, which consisted primarily of a net loss on the Asset Sale Transaction of approximately $119.6 million and a net loss on the repayments, sales and write-offs that occurred between December 31, 2017 and the closing of the Asset Sale Transaction of approximately $43.8 million. These net losses were partially offset by net gains on the syndicated senior secured loan portfolio of $0.6 million and a gain on foreign currency transactions of $1.1 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(2,209,225)	$50,825,657	$25,202,059	$82,978,562
Affiliate investments	40,119	(15,887,729)	(121,970)	3,197,568
Control investments	—	22,717,499	—	24,387,532
Net unrealized appreciation (depreciation) on investments	(2,169,106)	57,655,427	25,080,089	110,563,662
Foreign currency transactions	374,278	—	374,278	(863,980)
Net unrealized appreciation (depreciation)	$(1,794,828)	$57,655,427	$25,454,367	$109,699,682
During the three months ended September 30, 2019, we recorded net unrealized depreciation totaling $1.8 million, consisting of net unrealized depreciation on our current portfolio of $3.1 million, net unrealized appreciation related to foreign currency transactions of $0.4 million and net unrealized appreciation reclassification adjustments of $0.9 million related predominately to the net realized losses on the sales / repayments of certain syndicated secured loans. During the nine months ended September 30, 2019, we recorded net unrealized appreciation totaling $25.5 million, consisting of net unrealized appreciation on our current portfolio of $19.6 million, net unrealized appreciation related to foreign currency transactions of

$0.4 million and net unrealized appreciation reclassification adjustments of $5.5 million related predominately to the net realized losses on the sales / repayments of certain syndicated secured loans.
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
Cash Flows
For the nine months ended September 30, 2019, we experienced a net increase in cash in the amount of $0.4 million. During that period, our operating activities used $16.2 million in cash, consisting primarily of purchases of portfolio investments of $294.2 million and purchases of short-term investments of $577.5 million, partially offset by proceeds from sales of investments totaling $251.1 million and sales of short-term investments of $571.1 million. In addition, our financing activities provided $16.6 million of cash, consisting primarily of net proceeds from our $449.3 million term debt securitization, or the Debt Securitization, of $348.3 million, partially offset by net repayments under the August 2018 Credit Facility and the February 2019 Credit Facility of $277.8 million, repayments of the Debt Securitization of $7.5 million, purchases of shares in the share repurchase plan of $18.5 million, financing fees paid of $8.2 million and dividends paid in the amount of $19.6 million. As of September 30, 2019, we had $12.8 million of cash on hand.
For the nine months ended September 30, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $75.2 million. During that period, our operating activities provided $260.4 million in cash, consisting primarily of the sale of our investment portfolio to the Asset Buyer for $793.3 million, proceeds from sales of investments totaling $314.1 million and the sales of short-term investments of $685.2 million, partially offset by purchases of portfolio investments of $789.7 million and purchases of short-term investments of $730.2 million. In addition, our financing activities used $335.6 million of cash, consisting primarily of repayment of SBA-guaranteed debentures of $250.0 million, redemption of the March 2022 Notes and the December 2022 Notes for $166.8 million, repayments under the May 2017 Credit Facility of $160.0 million, purchases of shares in the Tender Offer and related expenses of $50.8 million and cash dividends paid in the amount of $15.9 million, partially offset by borrowings under the May 2017 Credit Facility and the August 2018 Credit Facility of $214.1 million and net proceeds from the issuance of common stock to Barings of $99.8 million. As of September 30, 2018, we had $116.7 million of cash and cash equivalents on hand.
Financing Transactions
On July 3, 2018, we formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company, or BSF, the primary purpose of which is to function as our special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into a credit facility, or the August 2018 Credit Facility, with Bank of America, N.A., as administrative agent, or the Administrative Agent and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018, or the Security Agreement pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments, or the Pledged Property. In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property is held in the custody of State Street Bank and Trust Company, as collateral administrator, or the Collateral Administrator. The Collateral Administrator maintains and performs certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator is authorized to make distributions and payments from Pledged Property based only on the written instructions of the Administrative Agent.
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, we reduced our Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, we further reduced our Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced our Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. Effective August 14, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $250.0 million to $177.0 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in the Unaudited Consolidated Statements of Operations. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2020, or upon earlier termination of the August 2018 Credit Facility.
As of September 30, 2019, BSF was in compliance with all covenants under the August 2018 Credit Facility and had borrowings of $169.0 million outstanding under the August 2018 Credit Facility with an interest rate of 3.239%. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2019, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $169.0 million.
On February 21, 2019, we entered into a credit facility, or the February 2019 Credit Facility, with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year amortization period with a final maturity date of February 21, 2024.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in Euros, the applicable EURIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (iv) for borrowings denominated in Swedish kronas, the applicable STIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (v) for borrowings denominated in Canadian dollars, the applicable Canadian dollars Screen Rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), or (vi) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if we receive an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. We pay a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than one-third of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than one-third of total commitments.
As of September 30, 2019, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $90.0 million outstanding under the February 2019 Credit Facility with a weighted interest rate of 4.313%, borrowings denominated in Swedish kronas of 67.0kr million ($6.8 million U.S. dollars) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £7.0 million ($8.6 million U.S. dollars) with an interest rate of 3.0%, and borrowings denominated in Euros of €16.0 million ($17.4 million in U.S. dollars) with an interest rate of 2.25%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "net unrealized appreciation (depreciation) - on foreign currency transactions" in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $122.8 million.
On May 9, 2019, we completed the Debt Securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing, which is consolidated for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the Debt Securitization, collectively, the 2019 Notes, were issued by Barings BDC Static CLO Ltd. 2019-I, or BBDC Static CLO Ltd., and Barings BDC Static CLO 2019-I, LLC, our wholly-owned and consolidated subsidiaries. BBDC Static CLO Ltd. and Barings BDC Static CLO 2019-I, LLC are collectively referred to herein as the Issuers. The 2019 Notes are secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes, or the Class A-1 2019 Notes, which bear interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes, or the Class A-2 2019 Notes, which bear interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which do not bear interest and are not rated. We retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for our sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests. The 2019 Notes are scheduled to mature on April 15, 2027; however the 2019 Notes may be redeemed by the Issuers, at our direction as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, we made customary representations, warranties and covenants to the Issuers.
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
During the three months ended September 30, 2019, $7.5 million of the Class A-1 2019 Notes were repaid. As of September 30, 2019, we had borrowings of $289.3 million outstanding under the Class A-1 2019 Notes with an interest rate of 3.323% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 3.953%. The fair value determination of the 2019 Notes were based on market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $289.4 million and $51.2 million, respectively.
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

During the nine months ended September 30, 2019, we repurchased a total of 1,865,522 shares of our common stock in the open market under the Share Repurchase Plan at an average price of $9.94 per share, including broker commissions.
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
Recent Developments
On October 29, 2019, our Board declared a quarterly distribution of $0.15 per share payable on December 18, 2019 to holders of record as of December 11, 2019.
Subsequent to September 30, 2019, we made $69.4 million of new middle-market private debt commitments, of which approximately $24.7 million closed. The $24.7 million of middle-market investments consist of all first lien senior secured debt and the weighted average yield of the closed originations was 7.1%.
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
Barings reviews its valuation methodologies on an ongoing basis and updates are made accordingly to meet changes in the marketplace. Barings has established internal controls to ensure its valuation process is operating in an effective manner. Barings (1) maintains valuation and pricing procedures that describe the specific methodology used for valuation and (2) approves and documents exceptions and overrides of valuations. In addition, the Pricing Committee performs an annual review of valuation methodologies.
Our money market fund investments are generally valued using Level 1 inputs and our syndicated senior secured loans are generally valued using Level 2 inputs. Our senior secured, middle-market, private debt investments are generally valued using Level 3 inputs.
Independent Valuation Review
We have engaged an independent valuation firm to provide third-party valuation consulting services which consist of certain limited procedures that we identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures are generally performed with respect to our senior secured, middle-market investments, and are generally performed with respect to each investment every quarter beginning in the quarter after the investment is made. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interest, to request the independent valuation firm to perform the Procedures on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.

The total number of senior secured, middle-market investments and the percentage of our total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2018(2)	—	—%
December 31, 2018	5	100%
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%

(1)	Exclusive of the fair value of new middle-market investments made during the quarter and certain middle-market investments repaid subsequent to the end of the reporting period.

(2)	We did not engage any independent valuation firms to perform the Procedures for the third quarter of 2018 as our investment portfolio consisted primarily of newly-originated investments.
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
Valuation of Investment in Jocassee
We estimate the fair value of our investment in Jocassee Partners LLC, or Jocassee, using the net asset value of Jocassee and our ownership percentage. The net asset value of Jocassee is determined in accordance with the specialized accounting guidance for investment companies.
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2019 and December 31, 2018 were as follows:

Portfolio Company	Investment Type	September 30, 2019	December 31, 2018
Anju Software, Inc.(1)	Delayed Draw Term Loan	$1,981,371	$—
Arch Global Precision, LLC	Delayed Draw Term Loan	2,144,459	—
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	712,567	—
Ascensus Specialties, LLC	Term Loan	8,011,882	—
Aveanna Healthcare Holdings, Inc.(1)	Delayed Draw Term Loan	—	804,620
Campaign Monitor (UK) Limited(1)	Delayed Draw Term Loan	1,859,111	—
Dart Buyer, Inc.	Delayed Draw Term Loan	7,455,734	—
Heartland, LLC(1)	Delayed Draw Term Loan	2,782,843	—
Jocassee Partners LLC(1)	Joint Venture	40,000,000	—
JS Held, LLC	Delayed Draw Term Loan	—	2,275,039
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	1,558,973	—
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	4,367,284	6,172,840
Premier Technical Services Group(1)(2)	Acquisition Facility	1,689,575	—
Process Equipment, Inc.(1).	Delayed Draw Term Loan	1,022,646	—
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	1,666,994	—
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	927,046	1,325,699
Sucsez (Bolt Bidco B.V.)(1)(3)	Committed Accordion Facility	6,636,768	—
Transportation Insight, LLC	Delayed Draw Term Loan	3,218,210	5,516,932
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	—	3,153,265
Validity Inc.(1)	Delayed Draw Term Loan	898,298	$—
Total unused commitments to extend financing		$86,933,761	$19,248,395

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the our current investments in the portfolio company are carried at less than cost. Our estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.

(1)	Actual commitment amount is denominated in British pounds sterling (£1,371,075). Commitment is translated into U.S. dollars using the September 30, 2019 spot rate.

(2)	Actual commitment amount is denominated in Euros (€6,087,662). Commitment is translated into U.S. dollars using the September 30, 2019 spot rate.

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is also affected by fluctuations in various interest rates, including LIBOR, GBP LIBOR, EURIBOR and STIBOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2019, we were not a party to any interest rate hedging arrangements.
As of September 30, 2019, all of our debt portfolio investments (principal amount of approximately $1,130.4 million) bore interest at variable rates, which generally are LIBOR-based, and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $22.6 million on an annual basis.
Borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. A hypothetical 200 basis point increase or decrease in the interest rates on the August 2018 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $3.4 million on an annual basis (based on the amount of outstanding borrowings under the August 2018 Credit Facility as of September 30, 2019). BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in Euros, the applicable EURIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (iv) for borrowings denominated in Swedish kronas, the applicable STIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (v) for borrowings denominated in Canadian dollars, the applicable Canadian dollars Screen Rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), or (vi) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if we receive an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $2.5 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of September 30, 2019). We pay a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than one-third of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than one-third of total commitments.
The Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, except that LIBOR for the first interest accrual period was calculated by reference to an interpolation between the rate for deposits with a term equal to the next shorter period of time for which rates were available and the rate appearing for deposits with a term equal to the next longer period of time for which rates were available. A hypothetical 200 basis point increase or decrease in the interest rates on the 2019 Notes could increase or decrease, as applicable, our interest expense by a maximum of $6.8 million on an annual basis (based on the aggregate amount of outstanding borrowings under the 2019 Notes as of September 30, 2019).
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
We also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of September 30, 2019, we had borrowings denominated in Swedish kronas of 67.0kr million ($6.8 million U.S. dollars) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £7.0 million ($8.6 million U.S. dollars) with an interest rate of 3.0%, and borrowings denominated in Euros of €16.0 million ($17.4 million U.S. dollars) with an interest rate of 2.25%.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint, as currently amended, alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019 the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. We intend to defend ourselves vigorously against the allegations in the aforementioned actions. Neither the outcome of the lawsuits nor an estimate of any reasonably possible losses is determinable at this time. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity.  Except as discussed above, neither we nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.
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
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019 and in "Part II. Item 1A. Risk Factors" in our quarterly reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, filed with the SEC on May 9, 2019 and July 30, 2019, respectively, which could materially affect our business, financial condition or operating results.
We may expose ourselves to risks if we engage in hedging transactions.
We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We have and may continue to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non- U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2019, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 9,789 shares of our common stock for an aggregate of $99,744 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on July 26, 2019.

On February 25, 2019, our Board approved the Share Repurchase Plan for the purposes of repurchasing shares of our common stock in the open market. During the three months ended September 30, 2019, we repurchased a total of 895,733 shares of our common stock in the open market under the Share Repurchase Plan for an aggregate of $8.9 million, including broker commissions.
The following chart summarizes repurchases of our common stock for the three months ended September 30, 2019:

Period	Total number of shares purchased(1)		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2019	—		$—	—	$13,517,863	(3)
August 1 through August 31, 2019	541,942		$9.84	541,942	$8,276,490	(4)
September 1 through September 30, 2019	363,580	(2)	$10.07	353,791	$4,809,659	(5)

(1)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(2)
Includes 353,791 shares repurchased under the Share Repurchase Plan and 9,789 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan. Subsequent to period-end, through October 29, 2019, we repurchased an additional 133,313 shares of our common stock pursuant to the Share Repurchase Plan at an average price of $10.14 per share.

(3)
Based on the total maximum remaining number of shares that could be repurchased under the Share Repurchase Plan as of July 31, 2019 of 1,369,591 and assuming a purchase price of $9.87, which was the closing price of our common stock on the NYSE on July 31, 2019.

(4)
Based on the total maximum remaining number of shares that could be repurchased under the Share Repurchase Plan as of August 30, 2019 of 827,649 and assuming a purchase price of $10.00, which was the closing price of our common stock on the NYSE on August 30, 2019.

(5)
Based on the total maximum remaining number of shares that could be repurchased under the Share Repurchase Plan as of September 30, 2019 of 473,858 and assuming a purchase price of $10.15, which was the closing price of our common stock on the NYSE on September 30, 2019.

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

3.2
Articles of Amendment of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

3.3
Seventh Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

3.4	Articles Supplementary (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

3.5
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

BARINGS BDC, INC.

Date:	October 29, 2019	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2019	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2019	/s/ C. Robert Knox, Jr.
C. Robert Knox, Jr.
Principal Accounting Officer