Form 10-K
period 2019-12-31
Barings BDC, Inc.
filed 2020-02-27
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 28, 2019, based on the closing price on that date of $9.84 on the New York Stock Exchange, was $359,401,434.
The number of shares outstanding of the registrant’s common stock on February 27, 2020 was 48,950,803.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant's 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS BDC, INC.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2019

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "seek," "estimate," "continue," "believe," "intend," "target," "goals," "project," "plan," "forecast," "project," "potential," other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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
Our headquarters are in Charlotte, North Carolina, and our Internet address is www.baringsbdc.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the "SEC"). Copies of this Annual Report on Form 10-K and other reports are also available without charge upon written request to us.
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
Our former wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP ("Triangle SBIC"), Triangle Mezzanine Fund II LP ("Triangle SBIC II"), and Triangle Mezzanine Fund III LP ("Triangle SBIC III"), were specialty finance limited partnerships that were formed to make investments primarily in lower middle-market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies ("SBICs"), under the authority of the United States Small Business Administration ("SBA"). In connection with the closing of the Asset Sale Transaction, we repaid all of our outstanding SBA-guaranteed debentures and surrendered the SBIC licenses held by Triangle SBIC,

Triangle SBIC II, and Triangle SBIC III. Triangle SBIC, Triangle SBIC II, and Triangle SBIC III were dissolved during the year ended December 31, 2019.
The Externalization Transaction closed on August 2, 2018 (the "Externalization Closing"). Effective as of the Externalization Closing, we changed our name from Triangle Capital Corporation to Barings BDC, Inc. and on August 3, 2018, began trading on the New York Stock Exchange ("NYSE") under the symbol "BBDC."
Prior to the Externalization Transaction, we were internally managed by our executive officers under the supervision of our Board of Directors (the "Board"). During this period, we did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. In connection with the closing of the Externalization Transaction, we entered into an investment advisory agreement (the "Advisory Agreement") and an administration agreement (the "Administration Agreement") with Barings, pursuant to which Barings serves as our investment adviser and administrator and manages our investment portfolio which initially consisted primarily of the cash proceeds received in connection with the Asset Sale Transaction. In addition, on August 2, 2018, we issued 8,529,917 shares of our common stock to Barings at a price of $11.723443 per share, or an aggregate of $100.0 million in cash.
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
On September 24, 2018, Barings entered into a Rule 10b5-1 Purchase Plan (the "10b5-1 Plan") that qualified for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of our common stock on the open market on behalf of Barings in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with Barings obligation under the Externalization Agreement to enter into a trading plan pursuant to which Barings committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, Barings fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of our common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, Barings had purchased 5,084,302 shares of our common stock pursuant to the 10b5-1 Plan and as of December 31, 2019, owned a total of 13,639,681 shares of our common stock, or 27.9% of the total shares outstanding.
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
Beginning August 2, 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has been transitioning our portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act (the "Exemptive Relief") permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.

Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality and operating risk. The hold size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and will seek to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.
Relationship with Our Adviser
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual"), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group ("Barings GPFG") manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings' $251.7 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles.
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
Under the terms of the Administration Agreement, Barings has agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings will also, on our behalf and subject to oversight by the Board, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, valuation experts, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials that we are required to file with the SEC or any other regulatory authority.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are now permitted under the 1940 Act to incur indebtedness at a level that is more consistent with a portfolio of senior secured debt. As of December 31, 2019, our asset coverage ratio was 184.5%.
Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:

•
Leveraging Barings GPFG's Origination and Portfolio Management Resources. Barings GPFG has over 75 investment professionals located in six different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.

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

•
Applying Consistent Underwriting Policies and Active Portfolio Management.    We believe robust due diligence on each investment is paramount due to the lack of an active secondary market. With limited ability to liquidate holdings, private credit investors must take a longer-term, “originate-to-hold” investment approach. Barings GPFG has implemented underwriting policies and procedures that are followed for each potential transaction. This consistent and proven fundamental underwriting process includes a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which Barings GPFG believes allows it to better assess the company’s prospects. After closing, Barings GPFG maintains ongoing access to both the sponsor and portfolio company management in order to closely monitor investments and suggest or require remedial actions as needed to avoid a default.

•
Maintaining Portfolio Diversification.    While we focus our investments in middle-market companies, we seek to invest across various industries and in both United States-based and foreign-based companies. Barings GPFG monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

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
Beginning on August 2, 2018, Barings shifted our investment focus to initially invest the proceeds from the Asset Sale Transaction and the stock sale to Barings in syndicated senior secured loans, bonds and other fixed income securities. Over time, Barings expects to continue to transition our portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. As of December 31, 2019, approximately $556.9 million, or 52.2% of our investment portfolio (excluding our investment in our joint venture and short-term money market funds) was invested in senior secured, middle-market, private debt investments and approximately $509.9 million, or 47.8% of our investment portfolio (excluding our investment in our joint venture and short-term money market funds), was invested in syndicated senior secured loans. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years, and generally bear interest at rates ranging from LIBOR (or the applicable currency rate for investments in foreign currencies) plus 450 basis points to LIBOR plus 650 basis points per annum. Our syndicated senior secured loans generally bear interest at rates ranging from LIBOR plus 300 basis points to LIBOR plus 400 points per annum. At December 31, 2019, the weighted average yield on our senior secured, middle-market, private debt portfolio was approximately 7.0% and the weighted average yield on our syndicated senior secured loan portfolio was approximately 5.4%.
Equity Investments
On a limited basis, we may acquire equity interests in portfolio companies. In such cases, we generally seek to structure our equity investments as non-control investments that provide us with minority rights.
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
Commitment Letter
For investments that require written confirmation of commitment, commitment letters must be approved by Barings GPFG's internal legal team. Commitment letters include customary conditions as well as any conditions specified by the investment committee. Such conditions could include, but are not limited to, specific confirmatory due diligence, minimum pre-close Adjusted EBITDA, minimum capitalization, satisfactory documentation, satisfactory legal due diligence and absence of material adverse change. Unless specified by the investment committee as a condition to approval, commitment letters need not include final investment committee approval as a condition precedent.
Documentation
Once an investment opportunity has been approved, negotiation of definitive legal documents occurs, usually simultaneously with completion of any third-party confirmatory due diligence. Typically, legal documentation will be reviewed by Barings GPFG’s internal legal team or by outside legal counsel to ensure that our security interest can be perfected and that all other terms of the definitive loan documents are consistent with the terms approved by the investment committee.
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

•
Ongoing Monitoring. Each portfolio company is assigned to an analyst who is responsible for the ongoing monitoring of the investment. Upon receipt of information (financial or otherwise) relating to an investment, a preliminary review is performed by the analyst in order to assess whether the information raises any issues that require increased attention. Particular consideration is given to information which may impact the value of an asset. In the event that something material is identified, the analyst is responsible for notifying the relevant members of the deal team and investment committee.

•
Quarterly Portfolio Reviews. All investments are reviewed on at least a quarterly basis. The quarterly portfolio reviews provide a forum to evaluate the current status of each asset and identify any recent or long-term performance trends, either positive or negative, that may affect its current valuation.

•
Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List” and are reviewed on a more frequent basis. These reviews typically occur monthly but can occur more or less frequently based on situational factors and the availability of updated information from the company. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the investment committee to ensure any mitigating steps are taken in a timely manner.

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

•
Robust Investment and Portfolio Management System. Barings' investment and portfolio management system serves as the central repository of data used for investment management, including both company-level metrics (e.g., probability of default, Adjusted EBITDA, geography) and asset-level metrics (e.g., price, spread/coupon, seniority). Barings GPFG portfolio management has established a required set of data that analysts must update quarterly, or more frequently when appropriate, in order to produce a one-page summary for each company, known as tearsheets, which are used during quarterly portfolio reviews.

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
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
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
Barings reviews its valuation methodologies on an ongoing basis and updates are made accordingly to meet changes in the marketplace. Barings has established internal controls to ensure our valuation process is operating in an effective manner. Barings (1) maintains valuation and pricing procedures that describe the specific methodology used for valuation and (2) approves and documents exceptions and overrides of valuations. In addition, the Pricing Committee performs an annual review of valuation methodologies.
Our money market fund investments are generally valued using Level 1 inputs and our syndicated senior secured loans are generally valued using Level 2 inputs. Our senior secured, middle-market, private debt investments will generally be valued using Level 3 inputs.
Beginning in the fourth quarter of 2018, we engaged an independent valuation firm to provide third-party valuation consulting services at the end of each quarter, which consist of certain limited procedures that we identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consist of a review of the quarterly fair values of our middle-market investments, and are generally performed with respect to each investment every quarter beginning in the quarter after the investment is made. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request the independent valuation firm to perform the Procedures on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
Upon completion of the Procedures, the valuation firm comes to a conclusion as to whether, with respect to each investment reviewed by the valuation firm, the fair value of those investments subjected to the Procedures appeared reasonable. Finally, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
Beginning with the first quarter of 2020, we revised our valuation process to require that the Procedures generally be performed with respect to each middle-market investment at least once in every calendar year and for new investments, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures will generally be performed with respect to an investment where there has been a significant change in the fair value or performance of the investment.
For a further discussion of the Procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.
Investment Valuation Inputs and Techniques
Our valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. We determine the estimated fair value of our loans and investments using primarily an income approach. Generally, an independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, we may use broker quotes. We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security.
Market Approach
We value our syndicated senior secured loans using values provided by independent pricing services that have been approved by the Barings' Pricing Committee. The prices received from these pricing service providers are based on yields or prices of securities of comparable quality, type, coupon and maturity and/or indications as to value from dealers and exchanges. We seek to obtain two prices from the pricing services with one price representing the primary source and the other representing an independent control valuation. We evaluate the prices obtained from brokers or independent pricing service providers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also perform back-testing of valuation information obtained from independent pricing service providers and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, we perform due diligence procedures surrounding independent pricing service providers to understand their methodology and controls to support their use in the valuation process.
Income Approach
We utilize an Income Approach model in valuing our private debt investment portfolio, which consists of middle-market senior secured loans with floating reference rates. As independent pricing service provider and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of one or more performing credit indices as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. The implied yield used within the model is considered a significant unobservable input. As such, these assets are generally classified within Level 3. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
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
Valuation of Investment in Jocassee
We estimate the fair value of our joint venture investment in Jocassee Partners LLC, or Jocassee, using the net asset value of Jocassee and our ownership percentage. The net asset value of Jocassee is determined in accordance with the specialized accounting guidance for investment companies.
Quarterly Net Asset Value Determination
We determine the net asset value per share of our common stock on at least a quarterly basis. The net asset value per share is equal to the value of our total assets minus total liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

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
We use the expertise of the investment professionals of Barings to assess investment risks and determine appropriate pricing for our investments in portfolio companies. We believe the relationship we have with Barings enables us to learn about, and compete for financing opportunities with companies in middle-market businesses that operate across a wide range of industries. For additional information concerning the competitive risks we face, see "Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses" included in Item 1A of Part I of this Annual Report on Form 10-K.
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2019 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
Employees
The services necessary for our business are provided by individuals who are employees of Barings, pursuant to the terms of our Advisory Agreement and our Administration Agreement. Each of our executive officers is an employee of Barings and our day-to-day investment activities are managed by Barings. In addition, as of December 31, 2019, we employed two administrative professionals.

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
Barings has entered into a personnel-sharing arrangement with its affiliate, Barings International Investment Limited ("BIIL"). BIIL is a wholly-owned subsidiary of Baring Asset Management Limited, which in turn is an indirect, wholly-owned subsidiary of Barings. Pursuant to this arrangement, certain employees of BIIL may serve as "associated persons" of Barings and, in this capacity, subject to the oversight and supervision of Barings, may provide research and related services, and discretionary investment management and trading services (including acting as portfolio managers) to us on behalf of Barings. This arrangement is based on no-action letters of the staff of the SEC that permit SEC-registered investment advisers to rely on and use the resources of advisory affiliates or "participating affiliates," subject to the supervision of that SEC-registered investment adviser. BIIL is a "participating affiliate" of Barings, and the BIIL employees are "associated persons" of Barings.
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
Payment of Company Expenses
Under the Advisory Agreement, all investment professionals of Barings and its staff, when and to the extent engaged in providing services required to be provided by Barings under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Barings and not by us, except that all costs and expenses relating to our operations and transactions, including, without limitation, those items listed in the Advisory Agreement, will be borne by us.
Duration and Termination of Advisory Agreement
The Advisory Agreement has an initial term of two years, or until August 2, 2020. Thereafter, it will continue to renew automatically for successive annual periods so long as such continuance is specifically approved at least annually by: (i) the vote of the Board, or by the vote of stockholders holding a majority of our outstanding voting securities; and (ii) the vote of a majority of our independent directors, in either case, in accordance with the requirements of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by: (a) by vote of a majority of the Board or by vote of a majority of our outstanding voting securities (as defined in the 1940 Act); or (b) Barings. Furthermore, the Advisory Agreement will automatically terminate in the event of its "assignment" (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
Administration Agreement
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as Barings, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, valuation experts, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
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

The Administration Agreement has an initial term of two years, or until August 2, 2020, and thereafter will continue automatically for successive annual periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of our directors, or by Barings, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
Election to be Regulated as a Business Development Company and Regulated Investment Company
We are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated as a RIC under Subchapter M of the Code. Our election to be regulated as a BDC and our election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.

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

As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2017, 2018 and 2019 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have one wholly-owned taxable subsidiary, or the Taxable Subsidiary, which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as partnerships or limited liability companies, or LLCs (or other forms of pass-

through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in partnerships or LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from such interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

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
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors on a BDC's board of directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
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
Senior Securities
The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act decreased to 150% from 200%. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Because we intend to distribute substantially all of our income to our stockholders to maintain our tax treatment as a regulated investment company, we will continue to need additional capital to finance our growth and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital and make distributions” included in Item 1A of Part I of this Annual Report on Form 10-K.
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
Compliance Policies and Procedures
We and Barings have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Michael Cowart serves as our Chief Compliance Officer.
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
In order to meet the 90% Income Test, we utilize the Taxable Subsidiary, and in the future may establish additional such corporations, to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.
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
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See "Risk Factors - Risk Relating to Our Business and Structure - We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business" included in Item 1A or Part I of this Annual Report on Form 10-K.
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
Available Information
We intend to make this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.baringsbdc.com) without charge as soon as reasonably practicable following our filing of such reports with the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any statements in this Annual Report on Form 10-K or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Barings BDC, Inc., 300 South Tryon Street, Suite 2500 Charlotte, North Carolina 28202. The SEC maintains an Internet site that contains reports, proxy and information statements and our other filings at www.sec.gov.

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
Even if we are able to grow and build upon our investment operations in a manner commensurate with any capital made available to us as a result of our operating activities, financing activities and/or offerings of our securities, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report on Form 10-K, it could negatively impact our ability to pay distributions and cause you to lose part or all of your investment.

We are subject to risks associated with the current interest rate environment and, to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, all of our debt investments and borrowings, including our credit facility entered into in February 2019 with ING Capital LLC, as administrative agent, and the lenders party thereto, as amended in December 2019 (the "February 2019 Credit Facility"), the notes issued in our $449.3 million term debt securitization in May 2019 (the "Debt Securitization"), and Barings BDC Senior Funding I, LLC's ("BSF") credit facility entered into in August 2018 with Bank of America, N.A., as amended and restated in December 2018 (the "August 2018 Credit Facility"), have floating interest rates that reset on a periodic basis, and our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts we have borrowed are floating, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate ("SOFR"). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. If LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 in connection with our borrowings, including with respect to the February 2019 Credit Facility, the Debt Securitization and the August 2018 Credit Facility, and with our portfolio companies that utilize LIBOR as a factor in determining the interest rate in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Global capital markets could enter a period of severe disruption and instability or an economic recession. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
The U.S. and global capital markets have from time to time experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future.
The Chinese capital markets have experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions, the potential trade war with China and the impact of public health epidemics like the coronavirus currently affecting China and the wider global community may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.
In addition, the United Kingdom’s withdrawal agreement to leave the European Union (the so called “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. The implications of the United Kingdom’s withdrawal from the European Union, including the possibility of a “No-deal Brexit,” are unclear at present. Additionally, uncertainty regarding trade agreements and trade wars and volatility in the global markets for stocks and commodities may affect other financial markets worldwide. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions, including future recessions, also could increase our funding costs or result in a decision by lenders not to extend credit to us.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the February 2019 Credit Facility, notes issued under the Debt Securitization and the August 2018 Credit Facility, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
Given the volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of the loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, significant changes in the capital markets, including instances of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so, and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board. Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by the Board based on input from Barings, a nationally recognized independent third-party valuation firm and our audit committee. See "Valuation Process and Determination of Net Asset Value" included in Item 1 of Part 1 of this Annual Report on Form 10-K for a detailed description of our valuation process.
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
We are required to record our assets at fair value, as determined in good faith by the Board in accordance with our valuation policy. As a result, volatility in the capital markets may adversely affect our valuations and our net asset value, even if we intend to hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 150% of total indebtedness. Shrinking portfolio values negatively impact our ability to borrow additional funds or issue debt securities because our net asset value is reduced for purposes of the 150% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.
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
Conflicts may also arise because portfolio decisions regarding our portfolio may benefit Barings' affiliates. Barings' affiliates may pursue or enforce rights with respect to one of our portfolio companies on behalf of other funds or accounts managed by it, and those activities may have an adverse effect on us.
Barings may exercise significant influence over us in connection with its ownership of our common stock.
As of February 27, 2020, Barings, our external investment adviser, beneficially owns approximately 27.9% of our outstanding common stock. As a result, Barings may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as Barings may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
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
We and certain of our controlled affiliates are prohibited under the 1940 Act from knowingly participating in certain transactions with our upstream affiliates, or Barings and its affiliates, without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% to 25% of our outstanding voting securities is our upstream affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits“joint” transactions with an upstream affiliate, or Barings or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. In addition, we and certain of our controlled affiliates will be prohibited from buying or selling any security from or to, or entering into joint transactions with, Barings and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.
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
Under the Advisory Agreement, Barings does not assume any responsibility to us other than to render the services described in the Advisory Agreement, and it is not responsible for any action of the Board in declining to follow Barings' advice or recommendations. Pursuant to the Advisory Agreement, Barings and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings will not be liable to us for their acts under the Advisory Agreement, absent fraud, willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect Barings and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of Barings' duties or obligations under the Advisory Agreement or otherwise, and not arising out of fraud, willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Advisory Agreement. These protections may lead Barings to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
On August 3, 2018, our wholly-owned subsidiary, BSF, entered into the August 2018 Credit Facility, which initially provided for borrowings in an aggregate amount up to $750.0 million, consisting of up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Over time, we have reduced our Class A Loan Commitments to zero and reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility to $80.0 million. Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2020, or upon earlier termination of the August 2018 Credit Facility. If the facility is not renewed or extended, all principal and interest will be due and payable.
On February 21, 2019, we entered into the February 2019 Credit Facility, which provides us with a revolving credit line of up to $800.0 million, with an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
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
Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:
Senior Securities.    In the future, we may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions (including borrowings under the August 2018 Credit Facility and the February 2019 Credit Facility), which we refer to collectively as "senior securities." As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

•
Our current indebtedness is, and it is likely that any securities or other indebtedness we may issue will be, governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

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
We will have a continuing need for capital to finance our investments. Our wholly-owned subsidiary, BSF, is party to the August 2018 Credit Facility and as of December 31, 2019, BSF had borrowings of $107.2 million outstanding under the August 2018 Credit Facility. Under the August 2018 Credit Facility, BSF is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (i) the failure to make principal payments when due or interest payments within two business days of when due; (ii) borrowings under the credit facility exceeding the applicable advance rates; (iii) the purchase by BSF of certain ineligible assets; (iv) the insolvency or bankruptcy of BSF and (v) the decline of BSF’s net asset value below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate.
We are also party to the February 2019 Credit Facility, which provides for a revolving credit line of up to $800.0 million, with an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. As of December 31, 2019, we had borrowings of $245.3 million outstanding under the February 2019 Credit Facility. The February 2019 Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum shareholders' equity, minimum obligators’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
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
On May 9, 2019, in connection with the Debt Securitization, Barings BDC Static CLO Ltd. 2019-I, or BBDC Static CLO Ltd., and Barings BDC Static CLO 2019-I, LLC, our wholly-owned and consolidated subsidiaries, issued the 2019 Notes. BBDC Static CLO Ltd. and Barings BDC Static CLO 2019-I, LLC are collectively referred to herein as the Issuers. Under the terms of the Debt Securitization, we sold and/or contributed to the Issuers all of our ownership interest in certain of our portfolio investments and participation interests therein. Following these sales/transfers, the Issuers held all of the ownership interests in such portfolio investments, and we held the Subordinated 2019 Notes. As a result, we consolidate the Issuers for financial reporting purposes. As the Issuers are disregarded as entities separate from their owner for U.S. federal income tax purposes, the sale or contribution by us to the Issuers did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The Subordinated 2019 Notes are subordinated obligations of BBDC Static CLO Ltd. and we may not receive cash from BBDC Static CLO Ltd.
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
As part of our business strategy, we borrow under the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization, and in the future may borrow money and issue debt securities to banks, insurance companies and other lenders. The lender party to the August 2018 Credit Facility is secured by the assets of BSF and the noteholders party to the Debt Securitization are secured by the assets of Barings BDC Static CLO Ltd. 2019-I and Barings BDC Static CLO 2019-I, LLC, our wholly-owned and consolidated subsidiaries. The lenders party to the February 2019 Credit Facility are secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. The lenders and noteholders party to the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization have claims that are superior to the claims of our common stockholders, and holders of any future loans or debt securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2019 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2019, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2019(1)	(25.9)%	(14.9)%	(3.9)%	7.1%	18.0%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2019(2)	(36.8)%	(21.7)%	(6.6)%	8.5%	23.6%
(1) Assumes $1,252.6 million in total assets, $675.6 million in debt outstanding, $570.9 million in net assets and an average cost of funds of 3.306%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2019. The assumed amount of debt outstanding for this example includes $352.5 million of outstanding borrowings under both the August 2018 Credit Facility and the February 2019 Credit Facility as of December 31, 2019, $318.2 million of outstanding indebtedness under the Debt Securitization as of December 31, 2019, and assumed additional borrowings of $4.9 million to settle our payable from unsettled transactions as of December 31, 2019.
(2) Assumes $1,723.7 million in total assets, $1,141.7 million in debt outstanding and $570.9 million in net assets as of December 31, 2019, and an average cost of funds of 3.306%, which was the weighted average borrowing cost of our borrowings at December 31, 2019.
Based on our total outstanding indebtedness of $670.7 million as of December 31, 2019, assumed additional borrowings of $4.9 million to settle our net payable from unsettled transactions as of December 31, 2019 and an average cost of funds of 3.306%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2019, our investment portfolio must experience an annual return of at least 1.78% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $1,141.8 million calculated assuming a 150% asset coverage ratio and an average cost of funds of 3.306%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2019, our investment portfolio must experience an annual return of at least 2.19% to cover annual interest payments on our outstanding indebtedness.

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

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities, provided such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, compliance with the covenants of the August 2018 Credit Facility and any debt securities we may issue and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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
There is no assurance that any future share repurchase plans will result in future repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
In February 2019, pursuant to authorization from our Board, we adopted the share repurchase plan (the "Share Repurchase Plan") for the purpose of repurchasing in 2019 up to a maximum of 5.0% of our outstanding shares of our common stock on the open market. Under the Share Repurchase Plan, we could repurchase a maximum of 2.5% of the amount of shares of our common stock outstanding if shares traded below NAV per share but in excess of 90% of NAV per share; and a maximum of 5.0% of the amount of shares of our common stock outstanding if shares traded below 90% of NAV per share. We were not obligated to repurchase any specific number or dollar amount of our common stock under the Share Repurchase Plan, and we could modify, suspend or discontinue the Share Repurchase Plan at any time. During the year ended December 31, 2019, we repurchased a total of 2,333,261 shares of our common stock in the open market under the Share Repurchase Plan at an average price of $10.01 per share, including broker commissions.
There can be no assurance that any future share repurchases will occur, or, if they occur, that they will enhance stockholder value. In addition, any future share repurchases could have a material adverse effect on our business for the following reasons:

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

•	Repurchases could affect the trading price of our common stock or increase its volatility and may reduce the market liquidity for our stock.

•	Repurchases may not be made at the best possible price and the market price of our common stock may decline below the levels at which we repurchased shares of common stock.

•	Any suspension, modification or discontinuance of any future share repurchase plan could result in a decrease in the trading price of our common stock.

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
There have been significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of our management team to other types of investments in which our management team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition, results of operations, the market price of our common stock and our ability to pay dividends and other distributions.
Our business depends on the communications and information systems of Barings, its affiliates and our or Barings' third-party service providers. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our or Barings’ business activities. Our or Barings’ financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. Among other things, there could be sudden electrical or telecommunications outages, natural disasters, disease pandemics, events arising from local or larger scale political or social matters and/or cyber-attacks, any one or more of which could have a material adverse effect on our business, financial condition and operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us, Barings or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or Barings’ information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Barings’ employees may be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Barings and third-party service providers, and the information systems of our portfolio companies. Barings has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
Our business and operations may be negatively affected by securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. In addition, stockholder activism, which could take many forms, including making public demands that we consider strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists' representatives or others to the Board, or arise in a variety of situations, has been increasing in the BDC space recently. For example, we and certain of our former executive officers have been named defendants in two separate class-action lawsuits asserting claims under Section 10(b) and Section 20(a) of the Exchange Act, and, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of further securities litigation or stockholder activism. See “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K for more information. Securities litigation and stockholder activism, including potential proxy contests, may result in substantial costs and divert management’s and the Board's attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult for Barings to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
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
Our investment strategy includes investments in foreign companies. Investing in foreign companies may expose us to additional risk not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Although the majority of our investments are currently and are expected to be U.S.-dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
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
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value, and may trade at premiums that may prove to be unsustainable. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of December 31, 2019, the closing price of our common stock on the NYSE was $10.28 per share, an approximately 11.8% discount to our net asset value per share as of December 31, 2019. In addition, at times when our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors.
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
In addition, due to the asset coverage and net asset value tests applicable to us as a BDC and under covenants under the August 2018 Credit Facility and the February 2019 Credit Facility, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Policy” included in Item 5 of Part II of this Annual Report on Form 10-K for further discussion of distributions.
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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint alleged certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019, the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. The plaintiff filed its opening brief with the United States Court of Appeals for the Fourth Circuit on January 6, 2020. The time for the defendants to respond has not yet expired.
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
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “BBDC.” As of February 27, 2020, there were approximately 23 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Amount	% of Total	Amount	% of Total
Ordinary income	$0.54	100.0%	$0.41	95.3%
Long-term capital gains	—	—	—	—
Tax return of capital	—	—	0.02	4.7
Total reported on IRS Form 1099-DIV	$0.54	100.0%	$0.43	100.0%
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
Distribution Policy
We generally intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the calendar year, and (iii) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90.0% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our stockholders of any retained net capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business — Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report on Form 10-K for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratio and related requirements stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Regulation of Business Development Companies” included in Item 1 of Part I of this Annual Report on Form 10-K.
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
Sales of Unregistered Securities
We did not sell any securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2019, in connection with our dividend reinvestment plan for our common stockholders, we directed the plan administrator to purchase 8,507 shares of our common stock for an aggregate of $89,422 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on October 29, 2019.
On February 25, 2019, our Board approved the Share Repurchase Plan for the purposes of repurchasing shares of our common stock in the open market. During the three months ended December 31, 2019, we repurchased a total of 467,739 shares of our common stock in the open market under the Share Repurchase Plan for an aggregate of $4.8 million, including broker commissions.
The following chart summarizes repurchases of our common stock for the three months ended December 31, 2019:

Period	Total number of shares purchased(1)		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2019	142,313		$10.14	142,313	$3,404,967	(3)
November 1 through November 30, 2019	251,226		$10.34	251,226	$836,121	(4)
December 1 through December 31, 2019	82,707	(2)	$10.40	74,200	$—

(1)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(2)	Includes 74,200 shares repurchased under the Share Repurchase Plan and 8,507 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.

(3)
Based on the total maximum remaining number of shares that could be repurchased under the Share Repurchase Plan as of October 31, 2019 of 331,545 and assuming a purchase price of $10.27, which was the closing price of our common stock on the NYSE on October 31, 2019.

(4)
Based on the total maximum remaining number of shares that could be repurchased under the Share Repurchase Plan as of November 30, 2019 of 80,319 and assuming a purchase price of $10.41, which was the closing price of our common stock on the NYSE on November 29, 2019.

Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index, the NYSE Composite Index and the Wells Fargo Business Development Company Index for the five years ended December 31, 2019. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2014 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of Annual Cumulative Total Return(1)
among Barings BDC, Inc., the Nasdaq Composite Index, the NYSE Composite Index
and the Wells Fargo Business Development Company Index

	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
Barings BDC, Inc.	100.00	115.19	121.31	87.99	104.98	116.24	112.11	116.54	111.13
NASDAQ Composite Index	100.00	103.79	105.90	98.39	106.96	104.36	104.12	114.55	116.45
NYSE Composite Index	100.00	101.14	100.94	92.12	95.91	97.18	100.61	103.50	107.36
Wells Fargo Business Development Company Index	100.00	106.03	104.16	94.75	97.43	101.07	105.08	114.72	121.34

	3/31/17	6/30/17	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18
Barings BDC, Inc.	118.45	112.11	93.91	64.40	77.46	80.03	81.76	74.35
NASDAQ Composite Index	128.24	133.58	141.68	150.96	154.87	165.11	177.34	146.67
NYSE Composite Index	112.28	115.72	120.82	127.46	124.64	126.05	132.68	116.06
Wells Fargo Business Development Company Index	130.07	126.37	126.37	123.07	120.84	128.01	134.86	119.43

	3/31/19	6/30/19	9/30/19	12/31/19
Barings BDC, Inc.	81.94	83.27	87.10	89.51
NASDAQ Composite Index	171.32	177.95	178.27	200.49
NYSE Composite Index	130.40	134.97	135.37	145.66
Wells Fargo Business Development Company Index	136.79	142.36	147.80	155.33

(1)	From December 31, 2014 to December 31, 2019.

Item 6. Selected Financial Data.
The selected financial data at and for the fiscal years ended December 31, 2015, 2016, 2017, 2018 and 2019 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2015	2016	2017	2018	2019
	(Dollars and share amounts in thousands, except per share data)
Income statement data:
Investment income:
Total loan interest, fee and dividend income	$121,062	$113,332	$122,290	$78,238	$75,638
Interest income from cash	225	348	715	1,985	10
Total investment income	121,287	113,680	123,005	80,223	75,648
Operating expenses:
Interest and other financing fees	26,754	26,721	29,261	23,887	26,101
Base management fee	—	—	—	4,219	12,112
Compensation expenses	19,009	23,676	16,136	37,487	442
General and administrative expenses	3,895	4,406	5,370	16,178	6,441
Total operating expenses	49,658	54,803	50,767	81,771	45,096
Base management fee waived	—	—	—	(1,487)	—
Net operating expenses	49,658	54,803	50,767	80,284	45,096
Net investment income (loss)	71,629	58,877	72,238	(61)	30,552
Net realized gains (losses):
Non-Control / Non-Affiliate investments	9,003	(2,414)	(3,683)	(130,870)	(3,798)
Affiliate investments	2,315	4,399	(3,980)	9,939	—
Control investments	(38,807)	—	(45,206)	(38,542)	—
Net realized gains (losses) on investments	(27,489)	1,985	(52,869)	(159,473)	(3,798)
Foreign currency transactions	—	—	1,269	1,081	(12)
Net realized gains (losses)	(27,489)	1,985	(51,600)	(158,392)	(3,810)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(23,583)	(9,080)	(65,786)	27,025	33,021
Affiliate investments	2,839	(5,473)	(7,356)	3,198	72
Control investments	23,876	(11,464)	27,547	24,387	—
Net unrealized appreciation (depreciation) on investments	3,132	(26,017)	(45,595)	54,610	33,093
Foreign currency transactions	2,363	(153)	(2,822)	(864)	(1,005)
Net unrealized appreciation (depreciation)	5,495	(26,170)	(48,417)	53,746	32,088
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(21,994)	(24,185)	(100,017)	(104,646)	28,278
Loss on extinguishment of debt	(1,394)	—	—	(10,507)	(297)
Benefit from (provision for) taxes	(384)	(436)	(871)	932	(341)
Net increase (decrease) in net assets resulting from operations	$47,857	$34,256	$(28,650)	$(114,282)	$58,192
Net investment income (loss) per share — basic and diluted	$2.16	$1.62	$1.55	$—	$0.61
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$1.44	$0.94	$(0.62)	$(2.29)	$1.16
Net asset value per common share	$15.23	$15.13	$13.43	$10.98	$11.66
Quarterly dividends / distributions per share	$2.16	$1.89	$1.65	$0.43	$0.54
Supplemental dividends / distributions per share	0.20	—	—	—	—
Total dividends/distributions declared per share	$2.36	$1.89	$1.65	$0.43	$0.54
Weighted average number of shares outstanding — basic and diluted	33,234	36,405	46,498	49,897	50,185

	Year Ended December 31,
	2015	2016	2017	2018	2019
	(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$977,277	$1,037,907	$1,016,284	$1,121,856	$1,173,644
Cash	52,615	107,088	191,850	12,427	21,992
Interest and fees receivable	4,892	10,190	7,807	6,009	5,266
Prepaid expenses and other current assets	947	1,660	1,855	2,732	1,112
Deferred income taxes	—	—	—	1,391	—
Deferred financing fees	3,480	2,700	5,186	252	5,366
Receivable from unsettled transactions	—	—	—	22,910	45,255
Property and equipment, net	106	106	81	—	—
Total assets	$1,039,317	$1,159,651	$1,223,063	$1,167,577	$1,252,635
Liabilities:
Accounts payable and accrued liabilities	$7,464	$6,797	$9,863	$5,026	$5,192
Interest payable	3,714	3,997	3,997	750	2,492
Taxes payable	735	490	796	301	—
Deferred income taxes	4,988	2,054	1,332	—	—
Payable from unsettled transactions	—	—	—	28,533	4,924
Borrowings under credit facilities	131,257	127,012	156,071	570,000	352,488
Debt securitization	—	—	—	—	316,664
Notes	162,142	162,755	163,408	—	—
SBA-guaranteed debentures payable	220,649	245,390	246,321	—	—
Total liabilities	530,949	548,495	581,788	604,610	681,760
Net assets	508,368	611,156	641,275	562,967	570,875
Total liabilities and net assets	$1,039,317	$1,159,651	$1,223,063	$1,167,577	$1,252,635
Other data:
Weighted average yield on total investments(1)(2)	10.6%	10.2%	9.6%	6.2%	6.2%
Number of portfolio companies	92	88	89	139	147
Expense ratios (as percentage of average net assets):
Base management fee (net), compensation and general and administrative expenses	4.4%	5.0%	3.2%	9.0%	3.3%
Interest and other financing fees	5.1	4.8	4.4	3.8	4.5
Total expenses, net of base management fee waived	9.5%	9.8%	7.6%	12.8%	7.8%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and (provision for) benefit from taxes, to average net assets	9.8%	9.9%	7.7%	14.3%	7.9%

(1)	Excludes non-accrual debt investments.

(2)
2018 and 2019 weighted average yield of 6.2% represent the aggregate of the weighted average yield of the middle-market private debt portfolio and the syndicated senior loan portfolio. As of December 31, 2018, the weighted average yield on our syndicated senior secured loan portfolio and our middle-market private debt portfolio was approximately 5.8% and 7.6%, respectively. As of December 31, 2019 the weighted average yield on our syndicated senior secured loan portfolio and our middle-market private debt portfolio was approximately 5.4% and 7.0%, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.
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
Also on April 3, 2018, we entered into a stock purchase and transaction agreement, or the Externalization Agreement, with Barings LLC, or Barings, through which Barings agreed to become the investment adviser to the Company in exchange for (1) a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to our stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of our common stock at net asset value, or NAV, and (3) a commitment from Barings to purchase up to $50.0 million of shares of our common stock in the open market at prices up to and including our then-current net asset value per share for a two-year period, after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares of our common stock at the greater of our then-current net asset value per share and market price (collectively, the Externalization Transaction). The Asset Sale Transaction and the Externalization Transaction are collectively referred to as the Transactions. The Transactions were approved by our stockholders at our July 24, 2018 special meeting of stockholders, or the 2018 Special Meeting.
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
In connection with the closing of the Asset Sale Transaction, we caused notices to be issued to the holders of our December 2022 Notes and March 2022 Notes (each as defined in our consolidated financial statements for the fiscal year ended December 31, 2019 and notes thereto) regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. The December 2022 Notes and the March 2022 Notes were redeemed at 100% of their principal amount ($25.00 per Note), plus the accrued and unpaid interest thereon from June 15, 2018 to, but excluding, August 30, 2018. In furtherance of the redemption, on July 31, 2018, we irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes, funds in trust for the purposes of redeeming all of the issued and outstanding December 2022 Notes and March 2022 Notes and paying all sums due and payable under the indenture and supplements thereto. As a result, our obligations under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes were satisfied and discharged as of July 31,

2018, except with respect to those obligations that the indenture expressly provides shall survive the satisfaction and discharge of the indenture. In addition, in connection with the closing of the Asset Sale Transaction, we terminated our senior secured credit facility entered into in May 2015 (and subsequently amended in May 2017), or the May 2017 Credit Facility.
Our former wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP, or Triangle SBIC, Triangle Mezzanine Fund II LP, or Triangle SBIC II, and Triangle Mezzanine Fund III LP, or Triangle SBIC III, were specialty finance limited partnerships that were formed to make investments primarily in lower middle-market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies, or SBICs, under the authority of the United States Small Business Administration, or SBA. In connection with the closing of the Asset Sale Transaction, we repaid all of our outstanding SBA-guaranteed debentures and surrendered the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III.
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
Furthermore, on August 7, 2018, we launched a $50.0 million issuer tender offer, or the Tender Offer. Pursuant to the Tender Offer, we purchased 4,901,961 shares of our common stock at a purchase price of $10.20 per share, for an aggregate cost of approximately $50.0 million, excluding fees and expenses relating to the Tender Offer. The shares of common stock purchased in the Tender Offer represented approximately 8.7% of our issued and outstanding shares as of September 6, 2018.
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
Beginning August 2, 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has been transitioning our portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act, or the Exemptive Relief, permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality and operating risk. The hold size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and will seek to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our syndicated senior secured loans generally bear interest between LIBOR plus 300 basis points and LIBOR plus 400 points. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, private debt investments generally bear interest between LIBOR (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and LIBOR plus 650 basis points per annum. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind, or PIK, interest, which is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term.
As of December 31, 2019, the weighted average yield on our syndicated senior secured loan portfolio and our middle-market private debt portfolio was approximately 5.4% and 7.0%, respectively. As of December 31, 2019, the weighted average yield on these two portfolios on a combined basis was approximately 6.2%. The weighted-average yield on all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 5.8% as of December 31, 2019.
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
The weighted average yields across our investment portfolio depend on the relative seniority of our investments within the capital structures of our portfolio companies and on our security interests in portfolio company assets. Historically, prior to the Transactions, from the time of our initial public offering, or IPO, in 2007, we primarily focused on investments in subordinated debt securities, which generally produce higher yields than more senior securities due to the risks inherent in investing in less senior positions. Beginning in 2016, we began to shift our focus toward larger and less cyclical portfolio companies and began steering our portfolio composition with a focus on a balance between senior and subordinated securities. On August 2, 2018, Barings shifted our investment focus to invest initially in syndicated senior secured loans, bonds and other fixed income securities. Over time, Barings has been transitioning our portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. This shift toward predominately senior securities is intended to reduce our credit risks in exchange for lower-yielding investments, which in turn has resulted in a decrease in the weighted average yield on our investment portfolio.
Portfolio Composition
The total value of our investment portfolio was $1,173.6 million as of December 31, 2019, as compared to $1,121.9 million as of December 31, 2018. As of December 31, 2019, we had investments in 147 portfolio companies and two money market funds with an aggregate cost of $1,192.6 million. As of December 31, 2018, we had investments in 139 portfolio companies and one money market fund with an aggregate cost of $1,173.9 million. As of both December 31, 2019 and 2018, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2019 and December 31, 2018, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%
Subordinated debt and 2nd lien notes	15,339,180	1	$15,220,969	1
Equity shares	515,825	—	$760,716	—
Investment in joint venture	10,158,270	1	$10,229,813	1
Short-term investments	96,568,940	8	$96,568,940	8
	$1,192,613,930	100%	$1,173,643,807	100%
December 31, 2018:
Senior debt and 1st lien notes	$1,120,401,043	95%	$1,068,436,847	95%
Subordinated debt and 2nd lien notes	7,777,847	1	7,679,132	1
Equity shares	515,825	—	515,825	—
Short-term investments	45,223,941	4	45,223,941	4
	$1,173,918,656	100%	$1,121,855,745	100%

Investment Activity
During the year ended December 31, 2019, we purchased $18.1 million in syndicated senior secured loans, made 39 new middle-market debt investments totaling $409.6 million, consisting of 38 senior secured, middle-market, private debt investments and one second lien, middle-market, private debt investment, made equity investments in our joint venture totaling $10.2 million and made additional debt investments in five existing portfolio companies totaling $12.2 million. We had seven syndicated senior secured loans repaid at par totaling total $34.4 million, had four middle-market portfolio company loans repaid at par totaling $44.0 million, received $28.2 million of syndicated senior secured loan principal payments and received $6.3 million of middle-market portfolio company principal payments. In addition, we sold $318.5 million of syndicated senior secured loans, recognizing a net realized loss on these transactions of $3.5 million, sold $4.8 million of a middle-market portfolio company debt investment and sold $36.1 million of middle-market portfolio company debt investments to our joint venture. In addition, certain terms of one broadly syndicated loan investment were amended. Under U.S. GAAP, this amendment was considered a material modification and as a result, we recognized a loss of approximately $0.2 million related to the amendment. Lastly, we received $0.5 million in escrow distributions from four portfolio companies, which were recognized as realized gains, and recognized a net loss of $0.5 million related to royalty payments due from a legacy Triangle Capital portfolio company.
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
Total portfolio investment activity for the years ended December 31, 2019 and 2018 was as follows:

December 31, 2019	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,068,436,847	$7,679,132	$515,825	$—	$45,223,941	$1,121,855,745
New investments	429,318,922	10,615,730	—	10,158,270	913,641,727	1,363,734,649
Proceeds from sales of investments	(359,386,754)	—	49,854	—	(862,296,728)	(1,221,633,628)
Loan origination fees received	(8,457,796)	(148,551)	—	—	—	(8,606,347)
Principal repayments received	(109,909,128)	(2,980,874)	—	—	—	(112,890,002)
Accretion of loan premium/discount	278,897	797	—	—	—	279,694
Accretion of deferred loan origination revenue	1,534,936	74,231				1,609,167
Realized loss	(3,748,409)	—	(49,854)		—	(3,798,263)
Unrealized appreciation (depreciation)	32,795,854	(19,496)	244,891	71,543	—	33,092,792
Fair value, end of period	$1,050,863,369	$15,220,969	$760,716	$10,229,813	$96,568,940	$1,173,643,807

December 31, 2018	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Short-term Investments	Total
Fair value, beginning of period	$262,803,297	$589,548,358	$162,543,691	$1,389,000	$—	$1,016,284,346
New investments	1,563,590,508	15,793,789	3,086,424	—	1,363,333,538	2,945,804,259
Investment reclass	8,617,000	(8,617,000)	—	—	—	—
Proceeds from sales of investments	(405,187,718)	—	(36,265,416)	(708)	(1,318,109,597)	(1,759,563,439)
Proceeds from sale of portfolio to Asset Buyer	(234,603,624)	(418,521,991)	(132,723,128)	(1,202,274)	—	(787,051,017)
Loan origination fees received	(3,937,106)	(168,690)	—	—	—	(4,105,796)
Principal repayments received	(43,281,056)	(143,419,588)	—	—	—	(186,700,644)
PIK interest earned	259,414	3,517,139	—	—	—	3,776,553
PIK interest payments received	(1,403,097)	(2,494,389)	—	—	—	(3,897,486)
Accretion of loan premium/discount	183,527	14,188	—	—	—	197,715
Accretion of deferred loan origination revenue	609,362	2,697,059	—	—	—	3,306,421
Realized gain (loss)	(43,212,056)	(147,889,422)	32,116,354	(488,635)	—	(159,473,759)
Unrealized appreciation (depreciation)	(36,001,604)	117,219,679	(28,242,100)	302,617	—	53,278,592
Fair value, end of period	$1,068,436,847	$7,679,132	$515,825	$—	$45,223,941	$1,121,855,745
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2019 and December 31, 2018, we had no non-accrual assets.
Results of Operations
Comparison of years ended December 31, 2019, 2018 and 2017
Operating results for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Total investment income	$75,648,345	$80,223,625	$123,004,632
Net operating expenses	45,096,749	80,284,347	50,766,815
Net investment income (loss)	30,551,596	(60,722)	72,237,817
Net realized losses	(3,810,448)	(158,392,548)	(51,599,927)
Net unrealized appreciation (depreciation)	32,088,004	53,746,145	(48,416,941)
Loss on extinguishment of debt	(297,188)	(10,507,183)	—
Benefit from (provision for) taxes	(340,330)	932,172	(871,410)
Net increase (decrease) in net assets resulting from operations	$58,191,634	$(114,282,136)	$(28,650,461)
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
Investment Income

	Year Ended December 31,
	2019	2018	2017
Total interest income	$73,471,393	$68,398,617	$98,039,869
Total dividend income	44,744	894,556	2,684,188
Total fee and other income	2,116,820	5,168,901	10,648,016
Total payment-in-kind interest income	5,413	3,776,554	10,917,531
Interest income from cash	9,975	1,984,997	715,028
Total investment income	$75,648,345	$80,223,625	$123,004,632
The change in total investment income for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was related to the shift in our investment focus subsequent to the Transactions. During the year ended December 31, 2019, our investment portfolio was primarily comprised of syndicated senior secured loans and senior secured, middle-market, private debt investments, which are lower yielding debt investments as compared to our investment portfolio prior to the Transactions, which was comprised primarily of senior and subordinated debt securities of privately-held, lower middle-market companies. Beginning August 2, 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has been transitioning our portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. As of December 31, 2018, we had investments in 139 portfolio companies, which included 19 middle-market debt investments and 120 syndicated senior secured loans as compared to investments in 147 portfolio companies as of December 31, 2019, which included 53 middle-market debt investments, 93 syndicated senior secured loans and one joint venture equity investment. The weighted average yield on our debt investments (excluding short-term investments) was 6.2% as of both December 31, 2019 and December 31, 2018.
In addition, total investment income for the year ended December 31, 2019 was negatively impacted by a $2.5 million decrease in non-recurring fee income and a $0.8 million decrease in non-recurring dividend income. Non-recurring fee income was $0.9 million for the year ended December 31, 2019, as compared to $3.4 million for the year ended December 31, 2018, and non-recurring dividend income was less than $0.1 million for the year ended December 31, 2019, as compared to $0.9 million for the year ended December 31, 2018. In addition, interest income on cash decreased by $2.0 million from the year ended December 31, 2018 to the year ended December 31, 2019.
The decrease in interest income (including PIK interest income) for the year ended December 31, 2018, was primarily attributable to the Asset Sale Transaction and the shift in the composition of our investment portfolio. Subsequent to the Externalization Transaction, our investment portfolio has been primarily comprised of syndicated senior secured loans and senior secured private debt investments which are lower yielding debt investments as compared to our investment portfolio as of December 31, 2017. The weighted average yield on our debt investments was 6.2% (exclusive of short-term investments) as of December 31, 2018 as compared to 11.0% (exclusive of non-accrual investments) as of December 31, 2017. In addition, total investment income for the year ended December 31, 2018 was negatively impacted by a $3.9 million decrease in non-recurring fee income and an $1.8 million decrease in non-recurring dividend income. Non-recurring fee income was $3.4 million for the year ended December 31, 2018, as compared to $7.3 million for the year ended December 31, 2017, and non-recurring dividend income was $0.9 million for the year ended December 31, 2018, as compared to $2.7 million for the year ended December 31, 2017. Partially offsetting these decreases was an increase in interest income on cash of $1.3 million in the year ended December 31, 2018.

Operating Expenses

	Year Ended December 31,
	2019	2018	2017
Interest and other financing fees	$26,100,941	$23,887,331	$29,261,030
Base Management Fee	12,112,475	4,218,628	—
Compensation expenses	442,238	37,487,461	16,135,739
General and administrative expenses	6,441,095	16,177,534	5,370,046
Total operating expenses	45,096,749	81,770,954	50,766,815
Base management fee waived	—	(1,486,607)	—
Net operating expenses	$45,096,749	$80,284,347	$50,766,815
Interest and Other Financing Fees
The increase in interest and other financing fees for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to an increase in our average borrowings outstanding in those periods, partially offset by lower average interest rates on borrowings. Interest and other financing fees during the year ended December 31, 2019 were attributable to borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization (each as defined below under "Liquidity and Capital Resources"). Interest and other financing fees during the year ended December 31, 2018 were primarily attributed to borrowings under our SBA-guaranteed debentures, the May 2017 Credit Facility and both the March 2022 Notes and the December 2022 Notes. In connection with the Transactions, the SBA-guaranteed debentures and the May 2017 Credit Facility were repaid and the March 2022 Notes and the December 2022 Notes were redeemed.
The decrease in interest and other financing fees expense from the year ended December 31, 2017 to the year ended December 31, 2018 was primarily attributable to the repayment of our SBA-guaranteed debentures, the repayment of our May 2017 Credit Facility and the redemption of both the March 2022 Notes and the December 2022 Notes, partially offset by interest and fees incurred related to borrowings under the August 2018 Credit Facility.
Base Management Fees
Under the Advisory Agreement, we pay Barings a base management fee, or the Base Management Fee, quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. Prior to the Externalization Transaction we were an internally-managed BDC and did not pay any base management fees. See Note 2 to our consolidated financial statements for the year ended December 31, 2019 for additional information regarding the Advisory Agreement and the fee arrangement thereunder.
For the year ended December 31, 2019, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $12.1 million.
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
Compensation Expenses
Prior to the Transactions, compensation expenses were primarily influenced by headcount and levels of business activity. Our compensation expenses included salaries, discretionary compensation, equity-based compensation and benefits. Discretionary compensation was significantly impacted by our level of total investment income, our investment results, including investment realizations, prevailing labor markets and the external environment. In connection with the Transactions, all but two employees were terminated. The compensation expenses for the year ended December 31, 2019 related to salaries, benefits and discretionary compensation of these remaining employees.
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
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Non-Control / Non-Affiliate investments	$(3,798,263)	$(130,870,385)	$(3,683,168)
Affiliate investments	—	9,939,330	(3,979,667)
Control investments	—	(38,542,704)	(45,205,868)
Net realized losses on investments	(3,798,263)	(159,473,759)	(52,868,703)
Foreign currency transactions	(12,185)	1,081,211	1,268,776
Net realized losses	$(3,810,448)	$(158,392,548)	$(51,599,927)

In the year ended December 31, 2019, we recognized a net realized loss totaling $3.8 million, which consisted primarily of a net loss on our syndicated senior secured loan portfolio of $3.8 million and a net loss of $0.5 million related to royalty payments due from a legacy Triangle Capital portfolio company, partially offset by $0.5 million in escrow distributions we received from six portfolio companies, which were recognized as realized gains.
For the year ended December 31, 2018, we recognized net realized losses totaling $158.4 million, which consisted primarily of a net loss on the Asset Sale Transaction of approximately $115.9 million, a net loss on the repayments, sales and write-offs that occurred between December 31, 2017 and the closing of the Asset Sale Transaction of approximately $43.8 million and net losses on the syndicated senior secured loan portfolio of $0.1 million. These net losses were partially offset by gains on escrows received of $0.3 million and a gain on foreign currency transactions of $1.1 million.
For the year ended December 31, 2017, we recognized net realized losses totaling $51.6 million, which consisted primarily of net losses on the write-offs of three control investments totaling $19.9 million, a net loss on the restructuring of one control investment totaling $25.3 million, net losses on the write-off of two affiliate investments totaling $9.5 million and net losses on the restructurings/write-offs of five non-control/non-affiliate investments totaling $17.7 million, partially offset by net gains on the sales of sixteen non-control/non-affiliate investments totaling $14.0 million, net gains on the sales of six affiliate investments totaling $5.5 million and a gain on foreign currency transactions of $1.3 million.
Net Unrealized Appreciation and Depreciation
Net unrealized appreciation and depreciation during the year ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Non-Control / Non-Affiliate investments	$33,021,249	$27,025,025	$(65,786,245)
Affiliate investments	71,543	3,197,568	(7,356,046)
Control investments	—	24,387,532	27,547,274
Net unrealized appreciation (depreciation) on investments	33,092,792	54,610,125	(45,595,017)
Foreign currency transactions	(1,004,788)	(863,980)	(2,821,924)
Net unrealized appreciation (depreciation)	$32,088,004	$53,746,145	$(48,416,941)
For the year ended December 31, 2019, we recorded net unrealized appreciation totaling $32.1 million consisting of net unrealized appreciation on our current portfolio of $9.2 million, net unrealized depreciation related to foreign currency transactions of $1.0 million and net unrealized appreciation reclassification adjustments of $23.9 million related to realized gains and losses recognized during the year. For the year ended December 31, 2018, we recorded net unrealized appreciation totaling $53.7 million consisting of net unrealized depreciation on our current portfolio of $52.1 million and net unrealized appreciation reclassification adjustments of $105.8 million related to realized gains and losses recognized during the period, including those attributable to the Asset Sale Transaction. For the year ended December 31, 2017, we recorded net unrealized depreciation totaling $48.4 million, consisting of net unrealized depreciation on our then-current portfolio of $102.8 million and net unrealized appreciation reclassification adjustments of $54.4 million related to realized gains and losses.

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

	January 1, 2018 through August 2, 2018	August 3, 2018 through December 31, 2018	Year Ended Ended December 31, 2018(1)
Investment income:
Interest income	$48,166,613	$20,232,004	$68,398,617
Dividend income	693,779	200,777	894,556
Fee and other income	4,926,632	242,269	5,168,901
Payment-in-kind interest income	3,776,554	—	3,776,554
Interest income from cash	1,650,663	334,334	1,984,997
Total investment income	59,214,241	21,009,384	80,223,625
Operating expenses:
Interest and other financing fees	19,144,380	4,742,951	23,887,331
Base management fee	—	4,218,628	4,218,628
Compensation expenses	37,282,803	204,658	37,487,461
General and administrative expenses	14,333,177	1,844,357	16,177,534
Total operating expenses	70,760,360	11,010,594	81,770,954
Base management fee waived	—	(1,486,607)	(1,486,607)
Net operating expenses	70,760,360	9,523,987	80,284,347
Net investment income (loss)	(11,546,119)	11,485,397	(60,722)
Realized and unrealized gains (losses) on investments and foreign currency transactions:
Net realized gains (losses)(2)	(162,288,479)	3,895,931	(158,392,548)
Net unrealized appreciation (depreciation)(3)	109,442,320	(55,696,175)	53,746,145
Net realized and unrealized losses	(52,846,159)	(51,800,244)	(104,646,403)
Loss on extinguishment of debt	(10,507,183)	—	(10,507,183)
Benefit from (provision for) taxes	(612,990)	1,545,162	932,172
Net decrease in net assets resulting from operations	$(75,512,451)	$(38,769,685)	$(114,282,136)
Net investment income (loss) per share—basic and diluted	$(0.24)	$0.22	$—
Net decrease in net assets resulting from operations per share—basic and diluted	$(1.57)	$(0.74)	$(2.29)
Weighted average shares outstanding—basic and diluted	$47,979,262	$52,615,060	$49,897,085
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

Liquidity and Capital Resources
We believe that our current cash on hand, our short-term investments, sales of our syndicated senior secured loans, our available borrowing capacity under the August 2018 Credit Facility and the February 2019 Credit Facility (each as defined below under "Financing Transactions") and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Cash Flows
For the year ended December 31, 2019, we experienced a net increase in cash in the amount of $9.6 million. During that period, our operating activities used $31.5 million in cash, consisting primarily of purchases of portfolio investments of $473.7 million and purchases of short-term investments of $913.6 million, partially offset by proceeds from sales of investments totaling $449.9 million and proceeds from the sales of short-term investments of $862.3 million. In addition, financing activities provided net cash of $41.1 million, consisting primarily of net proceeds from our $449.3 million term debt securitization, or the Debt Securitization, of $348.3 million, partially offset by net repayments under the August 2018 Credit Facility and the February 2019 Credit Facility of $218.6 million, repayments of the Debt Securitization of $30.0 million, purchases of shares under the share repurchase plan of $23.4 million, financing fees paid of $8.3 million and dividends paid in the amount of $26.9 million. At December 31, 2019, we had $22.0 million of cash on hand.
For the year ended December 31, 2018, we experienced a net decrease in cash in the amount of $179.4 million. During that period, our operating activities used $198.3 million in cash, consisting primarily of purchases of portfolio investments of $1,553.9 million, purchases of short-term investments of $1,363.3 million, partially offset by the sale of our investment portfolio to the Asset Buyer for $793.3 million, proceeds from sales of investments totaling $606.8 million and proceeds from the sales of short-term investments of $1,318.1 million. In addition, financing activities provided net cash of $18.8 million, consisting primarily of borrowings under the May 2017 Credit Facility and the August 2018 Credit Facility of $574.1 million and net proceeds from the issuance of common stock to Barings of $99.8 million, partially offset by repayment of SBA-guaranteed debentures of $250.0 million, redemption of the December 2022 Notes and March 2022 Notes for $166.8 million in aggregate, repayments under the May 2017 Credit Facility of $160.0 million, purchases of shares of our common stock in the Tender Offer and related expenses of $51.0 million and cash dividends and distributions paid in the amount of $21.1 million. At December 31, 2018, we had $12.4 million of cash on hand.
For the year ended December 31, 2017, we experienced a net increase in cash and cash equivalents in the amount of $84.8 million. During that period, our operating activities provided $8.0 million in cash, consisting primarily of repayments received from portfolio companies and proceeds from the sales of investments totaling $403.7 million, which in addition to the cash provided by other operating activities, was partially offset by new portfolio investments of $483.7 million. In addition, financing activities provided cash of $76.8 million, consisting primarily of proceeds from the public stock offering of $132.0 million and net borrowings under the May 2017 Credit Facility of $27.5 million, partially offset by cash dividends paid in the amount of $77.1 million. At December 31, 2017, we had $191.8 million of cash on hand.
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
On July 3, 2018, we formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company, or BSF, the primary purpose of which is to function as our special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into a credit facility, or the August 2018 Credit Facility (as subsequently amended in December 2018), with Bank of America, N.A., as administrative agent, or the Administrative Agent and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018, or the Security Agreement pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments, or the Pledged Property. In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property is held in the custody of State Street Bank and Trust Company, as collateral administrator, or the Collateral Administrator. The Collateral Administrator maintains and performs certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator is authorized to make distributions and payments from Pledged Property based only on the written instructions of the Administrative Agent.
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, we reduced our Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, we further reduced our Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced our Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. Effective August 14, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $250.0 million to $177.0 million. Effective October 29, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $177.0 million to $150.0 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in our Consolidated Statements of Operations. Effective January 21, 2020, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $150.0 million to $80.0 million. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty. Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2020, or upon earlier termination of the August 2018 Credit Facility.

As of December 31, 2019, BSF was in compliance with all covenants under the August 2018 Credit Facility and had borrowings of $107.2 million outstanding under the August 2018 Credit Facility with an interest rate of 2.940%. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2019, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $107.2 million. See Note 5 to our consolidated financial statements for the year ended December 31, 2019 for additional information regarding the August 2018 Credit Facility.
On February 21, 2019, we entered into a credit facility, or the February 2019 Credit Facility (as subsequently amended in December 2019), with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. We pay a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
As of December 31, 2019, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $195.0 million outstanding under the February 2019 Credit Facility with a weighted interest rate of 4.054%, borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £4.7 million ($6.3 million) with an interest rate of 3.0%, and borrowings denominated in Euros of €38.0 million ($42.7 million) with an interest rate of 2.25%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in our Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $245.3 million.
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
During the year ended December 31, 2019, $30.0 million of the Class A-1 2019 Notes were repaid. As of December 31, 2019, we had borrowings of $266.7 million outstanding under the Class A-1 2019 Notes with an interest rate of 3.021% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 3.651%. The fair value determination of the 2019 Notes were based on market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $266.8 million and $51.5 million, respectively.
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
The Share Repurchase Plan was executed in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the Share Repurchase Plan. The Share Repurchase Plan was designed to allow us to repurchase our shares both during our open window periods and at times when we otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by us was delegated the authority to repurchase shares on our behalf in the open market, pursuant to, and under the terms and limitations of, the Share Repurchase Plan. During the year ended December 31, 2019, we repurchased a total of 2,333,261 shares of our common stock in the open market under the Share Repurchase Plan at an average price of $10.01 per share, including broker commissions.

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

Independent Valuation Review
We have engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter, which consist of certain limited procedures that we identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consist of a review of the quarterly fair values of our middle-market investments, and are generally performed with respect to each investment every quarter beginning in the quarter after the investment is made. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request the independent valuation firm to perform the Procedures on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
The total number of senior secured, middle-market investments and the percentage of our total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2018(2)	—	—%
December 31, 2018	5	100%
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%
December 31, 2019	38	100%

(1)	Exclusive of the fair value of new middle-market investments made during the quarter and certain middle-market investments repaid subsequent to the end of the reporting period.

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
Beginning with the first quarter of 2020, we revised our valuation process to require that the Procedures generally be performed with respect to each middle-market investment at least once in every calendar year and for new investments, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures will generally be performed with respect to an investment where there has been a significant change in the fair value or performance of the investment.
Investment Valuation Inputs and Techniques
Our valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. We determine the estimated fair value of our loans and investments using primarily an income approach. Generally, an independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, we may use broker quotes. We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security.

Market Approach
We value our syndicated senior secured loans using values provided by independent pricing services that have been approved by the Barings' Pricing Committee. The prices received from these pricing service providers are based on yields or prices of securities of comparable quality, type, coupon and maturity and/or indications as to value from dealers and exchanges. We seek to obtain two prices from the pricing services with one price representing the primary source and the other representing an independent control valuation. We evaluate the prices obtained from brokers or independent pricing service providers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also perform back-testing of valuation information obtained from independent pricing service providers and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, we perform due diligence procedures surrounding independent pricing service providers to understand their methodology and controls to support their use in the valuation process.
Income Approach
We utilize an Income Approach model in valuing our private debt investment portfolio, which consists of middle-market senior secured loans with floating reference rates. As independent pricing service provider and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of one or more performing credit indices as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. The implied yield used within the model is considered a significant unobservable input. As such, these assets are generally classified within Level 3. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
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
Fee income for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Recurring Fee Income:
Amortization of loan origination fees	$914,197	$1,374,049	$2,445,485
Management, valuation and other fees	275,510	427,628	940,361
Total Recurring Fee Income	1,189,707	1,801,677	3,385,846
Non-Recurring Fee Income:
Prepayment fees	59,617	1,191,943	2,688,814
Acceleration of unamortized loan origination fees	694,971	1,932,367	4,202,078
Advisory, loan amendment and other fees	172,525	242,914	371,278
Total Non-Recurring Fee Income	927,113	3,367,224	7,262,170
Total Fee Income	$2,116,820	$5,168,901	$10,648,016
Payment-in-Kind (PIK) Interest Income
As of December 31, 2019, we held one loan that contained PIK interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, GBP LIBOR, EURIBOR and STIBOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2019, we were not a party to any interest rate hedging arrangements.
As of December 31, 2019, all of our debt portfolio investments (principal amount of approximately $1,196.2 million as of December 31, 2019) bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $23.9 million on an annual basis.
All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. A hypothetical 200 basis point increase or decrease in the interest rates on the August 2018 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $2.1 million on an annual basis (based on the amount of outstanding borrowings under the August 2018 Credit Facility as of December 31, 2019). BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility beginning the ninetieth day after the closing date. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.25% (or, after one year, 2.00% if we receive an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $4.9 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of December 31, 2019). We pay a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
The Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, except that LIBOR for the first interest accrual period was calculated by reference to an interpolation between the rate for deposits with a term equal to the next shorter period of time for which rates were available and the rate appearing for deposits with a term equal to the next longer period of time for which rates were available. A hypothetical 200 basis point increase or decrease in the interest rates on the 2019 Notes could increase or decrease, as applicable, our interest expense by a maximum of $6.4 million on an annual basis (based on the aggregate amount of outstanding borrowings under the 2019 Notes as of December 31, 2019).
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors — Risks Relating to Our Business and Structure — We are subject to risks associated with the current interest rate environment and, to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income" included in Item 1A of Part I of this Annual Report on Form 10-K for more information regarding utilization of LIBOR.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into United States dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of December 31, 2019, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £4.7 million ($6.3 million) with an interest rate of 3.0%, and borrowings denominated in Euros of €38.0 million ($42.7 million) with an interest rate of 2.25%.

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2019 was as follows:

Portfolio Company	Investment Type	December 31, 2019
Anju Software, Inc.(1)	Delayed Draw Term Loan	$1,981,371
Arch Global Precision, LLC	Delayed Draw Term Loan	1,012,661
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	712,567
Campaign Monitor (UK) Limited(1)	Delayed Draw Term Loan	1,859,111
Contabo Finco S.À R.L (2)	EUR Capex Term Loan	1,013,849
Dart Buyer, Inc.	Delayed Draw Term Loan	4,294,503
Heartland, LLC	Delayed Draw Term Loan	8,729,695
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(3)	Accordion Facility	2,605,531
Jocassee Partners LLC	Joint Venture	40,000,000
Kene Acquisition, Inc.	Delayed Draw Term Loan	1,076,427
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	4,367,284
Options Technology Ltd.	Delayed Draw Term Loan	2,918,447
Premier Technical Services Group(4)	Acquisition Facility	1,297,915
Process Equipment, Inc.(1)	Delayed Draw Term Loan	654,493
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	1,666,994
PSC UK Pty Ltd.(5)	GBP Acquisition Facility	1,010,706
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	927,046
Springbrook Software (SBRK Intermediate, Inc.)	Delayed Draw Term Loan	3,896,663
The Hilb Group, LLC	Delayed Draw Term Loan	2,904,066
Transportation Insight, LLC	Delayed Draw Term Loan	2,464,230
Truck-Lite Co., LLC	Delayed Draw Term Loan	3,205,128
Validity Inc.(1)	Delayed Draw Term Loan	898,298
Total unused commitments to extend financing		$89,496,985

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.

(2)	Actual commitment amount is denominated in Euros (€903,207). Commitment was translated into U.S. dollars using the December 31, 2019 spot rate.

(3)	Actual commitment amount is denominated in Euros (€2,321,187). Commitment was translated into U.S. dollars using the December 31, 2019 spot rate.

(4)	Actual commitment amount is denominated in British pounds sterling (£979,743). Commitment was translated into U.S. dollars using the December 31, 2019 spot rate.

(5)	Actual commitment amount is denominated in British pounds sterling (£762,941). Commitment was translated into U.S. dollars using the December 31, 2019 spot rate.

Contractual Obligations
As of December 31, 2019, our future fixed commitments for cash payments were as follows:

	Total	2020	2021-2022	2023-2024	2025-Future
August 2018 Credit Facility borrowings	$107,200,000	$107,200,000	$—	$—	$—
Interest and fees on August 2018 Credit Facility(1)	2,017,971	2,017,971	—	—	—
February 2019 Credit Facility borrowings	245,288,419	—	—	245,288,419	—
Interest and fees on February 2019 Credit Facility(2)	47,236,592	12,117,617	24,170,435	10,948,540	—
Debt Securitization	318,210,176	—	—	—	318,210,176
Interest on Debt Securitization(3)	73,452,452	10,102,818	20,150,428	20,178,032	23,021,174
Unused commitments to extend financing	89,496,985	89,496,985	—	—	—
Total	$882,902,595	$220,935,391	$44,320,863	$276,414,991	$341,231,350

(1)
Amounts represent (i) credit facility commitment fees calculated on the unused amount, which was $42.8 million as of December 31, 2019, (ii) interest expense calculated at a rate of 2.94% of outstanding credit facility borrowings, which were $107.2 million as of December 31, 2019 and (iii) annual fees of the credit facility administrative agent.

(2)
Amounts represent (i) credit facility commitment fees calculated on the unused amount, which was $555.2 million as of December 31, 2019, (ii) interest expense calculated at a blended rate of 3.70% of outstanding credit facility borrowings, which were $245.3 million as of December 31, 2019 and (iii) annual fees of the credit facility administrative agent.

(3)	Amounts represent interest expense calculated at a blended rate of 3.12% of amounts outstanding under the Debt Securitization, which were $318.2 million as of December 31, 2019.
Recent Developments
Subsequent to December 31, 2019, we made approximately $107.5 million of new middle-market private debt and equity commitments, of which approximately $73.4 million closed and funded. The $73.4 million of investments consist of ten first lien senior secured debt investments with a weighted average yield of 6.5%, one mezzanine note with a yield of 8.0% and one equity investment.
On January 13, 2020, we provided notice to the lenders under the August 2018 Credit Facility that we would reduce total commitments under the August 2018 Credit Facility from $150.0 million to $80.0 million. effective January 21, 2020. In addition, on February 21, 2020, we extended the maturity date of the August 2018 Credit Facility from August 3, 2020 to August 3, 2021. For further discussion, see the section entitled “Other Information” in Item 9B of Part II of this Annual Report on Form 10-K.
On February 27, 2020, the Board declared a quarterly distribution of $0.16 per share payable on March 18, 2020 to holders of record as of March 11, 2020.
On February 27, 2020, the Board approved an open-market share repurchase program for fiscal year 2020 (the “2020 Share Repurchase Program”). Under the 2020 Share Repurchase Program, we are authorized during fiscal year 2020 to repurchase up to a maximum of 5.0% of the amount of shares outstanding as of February 27, 2020 if shares trade below NAV per share, subject to liquidity and regulatory constraints.
Purchases under the 2020 Share Repurchase Program may be made in open-market transactions and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. Purchases may be made from time to time at our discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors.

There is no assurance that we will purchase shares at any specific discount levels or in any specific amounts. Our repurchase activity will be disclosed in our periodic reports for the relevant fiscal periods. There is no assurance that the market price of our shares, either absolutely or relative to net asset value, will increase as a result of any share repurchases, or that the 2020 Share Repurchase Program will enhance stockholder value over the long term.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
See the section entitled “Quantitative and Qualitative Disclosures About Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of Part II of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 8.  Financial Statements and Supplementary Data.
See our Financial Statements included herein and listed in Item 15(a) of this Annual Report on Form 10-K.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal

Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
On February 21, 2020, BSF entered into the Second Amendment Agreement (the "Amendment") with Bank of America, N.A., a national banking association (the “Bank”), amending the August 2018 Credit Facility. The Amendment extends the maturity date of the 2018 Credit Facility from August 3, 2020 to August 3, 2021. The other material terms and conditions of the August 2018 Credit Facility remain unchanged.
The foregoing description is only a summary of the material provisions of the Amendment, does not purport to be complete and is qualified in its entirety by reference to a copy of the Amendment, which is filed as Exhibit 10.19 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have adopted a code of ethics, the Global Code of Ethics Policy, which applies to, among others, our executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as Barings' officers, directors and employees. The Global Code of Ethics Policy is publicly available on our website under “Corporate Governance” at the following URL: https://ir.barings.com/governance-docs.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2019.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2019.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2019.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2019.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2019.

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

2.2
Stock Purchase and Transaction Agreement, dated April 3, 2018, by and between the Registrant and Barings LLC (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2018 and incorporated herein by reference).

3.1
Form of Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

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

Number	Exhibit
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

4.4	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934*

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

10.5
Amended and Restated Credit Agreement, dated December 13, 2018, among Barings BDC Senior Funding I, LLC, as borrower, the lender parties thereto, Bank of America N.A., as administrative agent, the other lender parties thereto, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager (Filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2019 and incorporated herein by reference).

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

10.10†
Form of Indemnification Agreement. (Filed as Exhibit 10.23 to the Registrants Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018 and incorporated herein by reference).

10.11
Senior Secured Revolving Credit Facility, dated as of February 21, 2019, by and among the Company, as borrower, the lenders party thereto, ING Capital LLC, as administrative agent, and the other parties signatory thereto (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the Securities and Exchange Commission on May 9, 2019 and incorporated herein by reference).

Number	Exhibit
10.12
Guarantee, Pledge and Security Agreement, dated as of February 21, 2019, by and among the Company, as borrower, the subsidiary guarantors party thereto, ING Capital LLC, as revolving administrative agent for the revolving lenders and collateral agent, and the other parties signatory thereto (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the Securities and Exchange Commission on May 9, 2019 and incorporated herein by reference).

10.13
CLO Indenture, dated as of May 9, 2019, by and among Barings BDC Static CLO LTD. 2019-1, as the issuer, Barings BDC Static CLO 2019-I, LLC as the Co-Issuer and State Street Bank and Trust Company as the Trustee (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Securities and Exchange Commission on July 30, 2019 and incorporated herein by reference).

10.14
Master Loan Sale Agreement dated as of May 9, 2019, by and among the Company, as the seller, and Barings BDC Static CLO LTD. 2019-I, as the buyer (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Securities and Exchange Commission on July 30, 2019 and incorporated herein by reference).

10.15
Master Participation Agreement, dated as of May 9, 2019, between Barings BDC Senior Funding I, LLC, as the financing subsidiary, and Barings BDC Static CLO Ltd. 2019-I, the issuer (Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Securities and Exchange Commission on July 30, 2019 and incorporated herein by reference).

10.16
Collateral Management Agreement, dated as of May 9, 2019, by and between Barings BDC Static CLO LTD. 2019-I, as the issuer and the Company as the collateral manager (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Securities and Exchange Commission on July 30, 2019 and incorporated herein by reference).

10.17
Collateral Administration Agreement, dated as of May 9, 2019, by and among Barings BDC Static CLO LTD. 2019-1 as the Issuer, the Company as the Collateral Manager, and State Street Bank and Trust Company as collateral administrator (Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Securities and Exchange Commission on July 30, 2019 and incorporated herein by reference).

10.18
Amendment to the Senior Secured Revolving Credit Agreement dated as of December 3, 2019, by and among the Company, as borrower, the lenders party thereto, ING Capital LLC, as administrative agent, and the other parties signatory thereto.*

10.19
Second Amendment Agreement, dated as of February 21, 2020, amending the Amended and Restated Credit Agreement, dated December 13, 2018, as amended, by and among Barings BDC Senior Funding I, LLC, as borrower, and Bank of America N.A., as administrative agent.*

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
Date: February 27, 2020

BARINGS BDC, INC.

By:	/s/ Eric Lloyd
Name: Eric Lloyd
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lloyd	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Eric Lloyd

/s/ Ian Fowler	President	February 27, 2020
Ian Fowler

/s/ Jonathan Bock	Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Jonathan Bock

/s/ Elizabeth A. Murray	Controller (Principal Accounting Officer)	February 27, 2020
Elizabeth A. Murray

/s/ Michael Freno	Chairman of the Board	February 27, 2020
Michael Freno

/s/ Tom Finke	Director	February 27, 2020
Tom Finke

/s/ Mark F. Mulhern	Director	February 27, 2020
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 27, 2020
Thomas W. Okel

/s/ Jill Olmstead	Director	February 27, 2020
Jill Olmstead

/s/ John A. Switzer	Director	February 27, 2020
John A. Switzer

Barings BDC, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Barings BDC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Barings BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodians, agents and/or the underlying investee or by other appropriate auditing procedures where replies from agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.
Charlotte, North Carolina
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Barings BDC, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Barings BDC, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Barings BDC, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Charlotte, North Carolina
February 27, 2020

Barings BDC, Inc.
Consolidated Balance Sheets

	December 31,
	2019	2018
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,085,886,720 and $1,128,694,715 at December 31, 2019 and 2018, respectively)	$1,066,845,054	$1,076,631,804
Affiliate investments (cost of $10,158,270 at December 31, 2019)	10,229,813	—
Short-term investments (cost of $96,568,940 and $45,223,941 at December 31, 2019 and 2018, respectively)	96,568,940	45,223,941
Total investments at fair value	1,173,643,807	1,121,855,745
Cash	21,991,565	12,426,982
Interest and fees receivable	5,265,980	6,008,700
Prepaid expenses and other assets	1,112,559	4,123,742
Deferred financing fees	5,366,119	251,908
Receivable from unsettled transactions	45,254,808	22,909,998
Total assets	$1,252,634,838	$1,167,577,075
Liabilities:
Accounts payable and accrued liabilities	$5,191,552	$5,327,249
Interest payable	2,491,534	749,525
Payable from unsettled transactions	4,924,150	28,533,014
Borrowings under credit facilities	352,488,419	570,000,000
Debt securitization	316,664,474	—
Total liabilities	681,760,129	604,609,788
Commitments and contingencies (Note 10)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 48,950,803 and 51,284,064 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	48,951	51,284
Additional paid-in capital	853,766,370	884,894,249
Total distributable earnings (loss)	(282,940,612)	(321,978,246)
Total net assets	570,874,709	562,967,287
Total liabilities and net assets	$1,252,634,838	$1,167,577,075
Net asset value per share	$11.66	$10.98

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$72,486,107	$61,223,025	$83,421,527
Affiliate investments	—	5,580,051	13,462,551
Control investments	—	644,805	1,155,791
Short-term investments	985,286	950,736	—
Total interest income	73,471,393	68,398,617	98,039,869
Dividend income:
Non-Control / Non-Affiliate investments	44,744	252,369	2,364,569
Affiliate investments	—	642,187	319,619
Total dividend income	44,744	894,556	2,684,188
Fee and other income:
Non-Control / Non-Affiliate investments	2,116,820	4,459,511	9,134,573
Affiliate investments	—	601,571	1,106,151
Control investments	—	107,819	407,292
Total fee and other income	2,116,820	5,168,901	10,648,016
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	5,413	2,814,474	8,367,457
Affiliate investments	—	962,080	2,550,074
Total payment-in-kind interest income	5,413	3,776,554	10,917,531
Interest income from cash	9,975	1,984,997	715,028
Total investment income	75,648,345	80,223,625	123,004,632
Operating expenses:
Interest and other financing fees	26,100,941	23,887,331	29,261,030
Base management fee (Note 2)	12,112,475	4,218,628	—
Compensation expenses	442,238	37,487,461	16,135,739
General and administrative expenses (Note 2)	6,441,095	16,177,534	5,370,046
Total operating expenses	45,096,749	81,770,954	50,766,815
Base management fee waived (Note 2)	—	(1,486,607)	—
Net operating expenses	45,096,749	80,284,347	50,766,815
Net investment income (loss)	30,551,596	(60,722)	72,237,817

Barings BDC, Inc. Consolidated Statements of Operations - (Continued)

	Year Ended December 31,
	2019	2018	2017
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,798,263)	$(130,870,385)	$(3,683,168)
Affiliate investments	—	9,939,330	(3,979,667)
Control investments	—	(38,542,704)	(45,205,868)
Net realized losses on investments	(3,798,263)	(159,473,759)	(52,868,703)
Foreign currency transactions	(12,185)	1,081,211	1,268,776
Net realized losses	(3,810,448)	(158,392,548)	(51,599,927)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	33,021,249	27,025,025	(65,786,245)
Affiliate investments	71,543	3,197,568	(7,356,046)
Control investments	—	24,387,532	27,547,274
Net unrealized appreciation (depreciation) on investments	33,092,792	54,610,125	(45,595,017)
Foreign currency transactions	(1,004,788)	(863,980)	(2,821,924)
Net unrealized appreciation (depreciation)	32,088,004	53,746,145	(48,416,941)
Net realized losses and unrealized appreciation (depreciation) on investments and foreign currency transactions	28,277,556	(104,646,403)	(100,016,868)
Loss on extinguishment of debt	(297,188)	(10,507,183)	—
Benefit from (provision for) taxes	(340,330)	932,172	(871,410)
Net increase (decrease) in net assets resulting from operations	$58,191,634	$(114,282,136)	$(28,650,461)
Net investment income (loss) per share — basic and diluted	$0.61	$—	$1.55
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$1.16	$(2.29)	$(0.62)
Dividends / distributions per share:
Total dividends / distributions	$0.54	$0.43	$1.65
Weighted average number of shares outstanding — basic and diluted	50,185,300	49,897,085	46,497,977

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2017	40,401,292	$40,401	$686,835,054	$(75,719,197)	$611,156,258
Net investment income	—	—	—	72,237,817	72,237,817
Stock-based compensation	—	—	6,022,861	—	6,022,861
Net realized loss on investments / foreign currency transactions	—	—	—	(51,599,927)	(51,599,927)
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(48,416,941)	(48,416,941)
Provision for taxes	—	—	—	(871,410)	(871,410)
Return of capital and other tax related adjustments	—	—	(689,101)	689,101	—
Distributions of net investment income	91,366	91	1,637,467	(78,706,691)	(77,069,133)
Public offering of common stock	7,000,000	7,000	131,989,144	—	131,996,144
Issuance of restricted stock	360,470	361	(361)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(112,296)	(112)	(2,180,183)	—	(2,180,295)
Balance, December 31, 2017	47,740,832	$47,741	$823,614,881	$(182,387,248)	$641,275,374
Net investment loss	—	—	—	(60,722)	(60,722)
Stock-based compensation	—	—	14,229,633	—	14,229,633
Net realized loss on investments / foreign currency transactions	—	—	—	(158,392,548)	(158,392,548)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	53,746,145	53,746,145
Loss on extinguishment of debt	—	—	—	(10,507,183)	(10,507,183)
Income tax benefit	—	—	—	932,172	932,172
Return of capital and other tax related adjustments	—	—	5,085,295	(5,085,295)	—
Distributions of net investment income	—		—	(20,223,567)	(20,223,567)
Return of capital distributions	—	—	(850,745)	—	(850,745)
Issuance of shares to Adviser	8,529,917	8,530	99,831,315	—	99,839,845
Purchase of shares in tender offer	(4,901,961)	(4,902)	(50,997,387)	—	(51,002,289)
Issuance of restricted stock	435,106	435	(435)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(519,830)	(520)	(6,018,308)	—	(6,018,828)
Balance, December 31, 2018	51,284,064	$51,284	$884,894,249	$(321,978,246)	$562,967,287
Net investment income	—	—	—	30,551,596	30,551,596
Net realized loss on investments / foreign currency transactions	—	—	—	(3,810,448)	(3,810,448)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	32,088,004	32,088,004
Loss on extinguishment of debt	—	—	—	(297,188)	(297,188)
Provision for taxes	—	—	—	(340,330)	(340,330)
Return of capital and other tax related adjustments	—	—	(7,773,706)	7,773,706	—
Distributions of net investment income	—	—	—	(26,927,706)	(26,927,706)
Purchase of shares in repurchase plan	(2,333,261)	(2,333)	(23,354,173)	—	(23,356,506)
Balance, December 31, 2019	48,950,803	$48,951	$853,766,370	$(282,940,612)	$570,874,709

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$58,191,634	$(114,282,136)	$(28,650,461)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(473,701,786)	(1,553,937,707)	(483,743,398)
Repayments received / sales of portfolio investments	449,882,092	606,803,725	403,678,672
Proceeds from sale of portfolio to Asset Buyer	—	793,281,722	—
Purchases of short-term investments	(913,641,727)	(1,363,333,538)	—
Sales of short-term investments	862,296,728	1,318,109,597	—
Loan origination and other fees received	8,606,347	4,105,796	7,294,015
Net realized loss on investments	3,798,263	159,473,759	52,868,703
Net realized gain (loss) on foreign currency transactions	12,185	(1,081,211)	(1,268,776)
Net unrealized (appreciation) depreciation on investments	(33,092,792)	(53,278,592)	46,317,189
Net unrealized depreciation on foreign currency transactions	1,004,788	863,980	2,821,924
Payment-in-kind interest accrued, net of payments received	(5,413)	120,933	2,021,987
Amortization of deferred financing fees	1,336,181	1,758,226	2,514,459
Loss on extinguishment of debt	297,188	10,507,183	—
Loss on disposal of property and equipment	—	22,236	—
Accretion of loan origination and other fees	(1,609,167)	(3,306,421)	(6,337,441)
Amortization / accretion of purchased loan premium / discount	(279,694)	(197,715)	(476,892)
Depreciation expense	—	27,414	65,857
Stock-based compensation	—	14,229,633	6,022,861
Changes in operating assets and liabilities:
Interest and fees receivable	747,340	(5,991,755)	2,382,901
Prepaid expenses and other assets	3,007,347	(2,268,881)	(195,291)
Accounts payable and accrued liabilities	(159,256)	(6,665,600)	2,650,212
Interest payable	1,805,266	(3,247,955)	540
Net cash provided by (used in) operating activities	(31,504,476)	(198,287,307)	7,967,061
Cash flows from investing activities:
Purchases of property and equipment	—	—	(40,512)
Proceeds from sales of property and equipment	—	31,499	—
Net cash provided by (used in) investing activities	—	31,499	(40,512)
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	—	(250,000,000)	—
Borrowings under credit facilities	320,777,502	574,100,000	141,700,000
Repayments of credit facilities	(539,341,125)	(159,953,253)	(114,194,139)
Proceeds from debt securitization	348,250,000	—	—
Repayments of debt securitization	(30,039,824)	—	—
Redemption of notes	—	(166,750,000)	—
Financing fees paid	(8,293,282)	(308,070)	(3,417,092)
Net proceeds related to issuance of common stock	—	99,839,845	131,996,144
Purchases of shares in repurchase plan	(23,356,506)	—	—
Common stock withheld for taxes upon vesting of restricted stock	—	(6,018,828)	(2,180,295)
Cash dividends / distributions paid	(26,927,706)	(21,074,312)	(77,069,133)
Purchase of common stock in tender offer	—	(51,002,289)	—
Net cash provided by financing activities	41,069,059	18,833,093	76,835,485
Net increase (decrease) in cash	9,564,583	(179,422,715)	84,762,034
Cash, beginning of year	12,426,982	191,849,697	107,087,663
Cash, end of year	$21,991,565	$12,426,982	$191,849,697
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,063,847	$23,630,783	$25,587,590
Summary of non-cash financing transactions:
Dividends paid through DRIP share issuances	$—	$—	$1,637,558
See accompanying notes.

Barings BDC, Inc. Consolidated Schedule of Investments December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (3.9%)*(5) (7)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 7.25%, 9.2% Cash, Acquired 07/19, Due 07/25)	$22,445,913	$22,024,832	$22,000,839
			22,445,913	22,024,832	22,000,839

24 Hour Fitness Worldwide, Inc. (0.6%)*(4) (6)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 05/25)	4,612,441	4,652,772	3,475,889
			4,612,441	4,652,772	3,475,889

Accelerate Learning, Inc. (1.3%)*(5) (7)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 12/18, Due 12/24)	7,567,964	7,438,417	7,271,525
			7,567,964	7,438,417	7,271,525

Accurus Aerospace Corporation (4.1%)*(5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 10/18, Due 10/24)	24,750,000	24,442,153	23,423,629
			24,750,000	24,442,153	23,423,629

Acrisure, LLC (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 08/18, Due 11/23)	4,961,929	4,986,542	4,968,131
			4,961,929	4,986,542	4,968,131

ADMI Corp. (0.6%)*(6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 08/18, Due 04/25)	3,447,500	3,458,266	3,449,672
			3,447,500	3,458,266	3,449,672

Aftermath Bidco Corporation (2.1%)*(5) (7)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.8% Cash, Acquired 04/19, Due 04/25)	12,259,030	12,010,502	12,016,813
			12,259,030	12,010,502	12,016,813

AlixPartners LLP (0.9%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 04/24)	4,961,735	4,980,608	4,985,005
			4,961,735	4,980,608	4,985,005

Alliant Holdings LP (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 05/25)	4,922,531	4,929,349	4,919,775
			4,922,531	4,929,349	4,919,775

American Dental Partners, Inc. (1.7%)*(5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 11/18, Due 03/23)	9,900,000	9,880,958	9,751,500
			9,900,000	9,880,958	9,751,500

American Scaffold, Inc. (1.7%)*(5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 09/19, Due 09/25)	9,784,844	9,574,185	9,576,821
			9,784,844	9,574,185	9,576,821

Anju Software, Inc. (2.4%)*(5) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.4% Cash, Acquired 02/19, Due 02/25)	13,820,065	13,505,384	13,485,435
			13,820,065	13,505,384	13,485,435

Apex Tool Group, LLC (1.2%)*(4) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 08/18, Due 08/24)	7,145,435	7,014,166	7,032,680
			7,145,435	7,014,166	7,032,680

Applied Systems Inc. (0.9%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 09/19, Due 09/24)	4,963,321	4,993,617	4,978,360
			4,963,321	4,993,617	4,978,360

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.9%)*(5) (7)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.1% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,857,998	4,859,316
			4,959,088	4,857,998	4,859,316

Arch Global Precision LLC (1.4%)*(5) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.6% Cash, Acquired 04/19, Due 04/26)	8,285,058	8,160,532	8,202,739
			8,285,058	8,160,532	8,202,739

Armstrong Transport Group (Pele Buyer, LLC ) (0.8%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.5% Cash, Acquired 06/19, Due 06/24)	4,679,427	4,581,840	4,575,617
			4,679,427	4,581,840	4,575,617

Ascend Learning, LLC (0.9%)*(6)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 07/24)	4,961,928	4,971,130	4,989,864
			4,961,928	4,971,130	4,989,864

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Ascensus Specialties, LLC (1.4%)*(5) (7)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.4% Cash, Acquired 09/19, Due 09/26)	$8,092,810	$8,014,212	$8,023,386
			8,092,810	8,014,212	8,023,386

ASPEQ Heating Group LLC (1.8%)*(5) (7)	Building Products, Air and Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 11/19, Due 11/25)	10,535,858	10,381,002	10,403,101
			10,535,858	10,381,002	10,403,101

AssuredPartners Capital, Inc. (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 10/24)	4,957,568	4,966,915	4,968,722
			4,957,568	4,966,915	4,968,722

Auxi International (1.0%)*(3) (5) (7)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/19, Due 12/26)	5,578,822	5,359,131	5,429,359
			5,578,822	5,359,131	5,429,359

Avantor, Inc. (0.3%)*(3) (6)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 11/24)	1,477,017	1,494,467	1,489,320
			1,477,017	1,494,467	1,489,320

Aveanna Healthcare Holdings, Inc. (0.8%)*(6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 10/18, Due 03/24)	1,473,559	1,457,678	1,415,545
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 10/18, Due 03/24)	3,529,748	3,530,607	3,400,700
			5,003,307	4,988,285	4,816,245

AVSC Holding Corp. (1.4%)*(4) (5) (6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.1% Cash, Acquired 08/18, Due 03/25)	7,879,699	7,843,898	7,840,301
			7,879,699	7,843,898	7,840,301

Bausch Health Companies Inc. (0.8%)*(3) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.7% Cash, Acquired 08/18, Due 05/25)	4,581,718	4,600,701	4,604,627
			4,581,718	4,600,701	4,604,627

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.3%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 12/18, Due 12/24)	24,750,000	24,326,180	24,449,263
			24,750,000	24,326,180	24,449,263

Benify (Bennevis AB) (0.2%)*(3) (5) (7)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.75%, 5.85% Cash, Acquired 07/19, Due 07/26)	1,394,029	1,363,957	1,373,219
			1,394,029	1,363,957	1,373,219

Berlin Packaging LLC (1.5%)*(4) (5) (6)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.7% Cash, Acquired 08/18, Due 11/25)	8,372,500	8,389,597	8,297,734
			8,372,500	8,389,597	8,297,734

Blackhawk Network Holdings Inc. (0.9%)*(6)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 11/18, Due 06/25)	4,962,217	4,962,217	4,957,056
			4,962,217	4,962,217	4,957,056

Brown Machine Group Holdings, LLC (0.9%)*(5) (7)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,231,847	5,016,305
			5,286,022	5,231,847	5,016,305

Cadent, LLC (f/k/a Cross MediaWorks) (1.4%)*(5) (7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 09/18, Due 09/23)	7,866,556	7,806,344	7,827,224
			7,866,556	7,806,344	7,827,224

Capital Automotive LLC (0.9%)*(6)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 09/18, Due 03/24)	4,987,277	4,999,916	4,998,199
			4,987,277	4,999,916	4,998,199

CM Acquisitions Holdings Inc. (f/k/a Campaign Monitor (UK) Limited) (3.5%)*(5) (7)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.5% Cash, Acquired 05/19, Due 05/25)	20,537,685	20,188,267	20,161,398
			20,537,685	20,188,267	20,161,398

Confie Seguros Holding II Co. (0.4%)*(5) (7)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.4% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,350,797	2,312,500
			2,500,000	2,350,797	2,312,500

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Contabo Finco S.À R.L (0.9%)*(3) (5) (7)	Internet Software and Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.75% Cash, Acquired 10/19, Due 10/26)	$5,069,246	$4,853,087	$4,900,448
			5,069,246	4,853,087	4,900,448

Container Store Group, Inc., (The) (0.5%)*(6) (7)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 09/18, Due 09/23)	2,929,197	2,931,249	2,753,445
			2,929,197	2,931,249	2,753,445

Core & Main LP (0.7%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 08/24)	3,979,695	3,995,692	3,978,024
			3,979,695	3,995,692	3,978,024

CPG Intermediate LLC (0.4%)*(6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 11/24)	2,110,623	2,112,734	2,122,506
			2,110,623	2,112,734	2,122,506

CPI International Inc. (0.8%)*(6)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 07/24)	4,747,070	4,753,808	4,557,187
			4,747,070	4,753,808	4,557,187

Dart Buyer, Inc. (1.8%)*(3) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 04/19, Due 04/25)	10,571,782	10,307,197	10,315,912
			10,571,782	10,307,197	10,315,912

Dimora Brands, Inc. (0.5%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 08/24)	2,941,442	2,944,373	2,919,381
			2,941,442	2,944,373	2,919,381

Distinct Holdings, Inc. (1.3%)*(5) (7)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 04/19, Due 12/23)	7,592,719	7,509,950	7,519,228
			7,592,719	7,509,950	7,519,228

Duff & Phelps Corporation (1.2%)*(4) (6)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 02/25)	6,754,286	6,769,081	6,725,310
			6,754,286	6,769,081	6,725,310

Edelman Financial Center, LLC, The (f/k/a Edelman Financial Group, Inc.) (0.9%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 07/25)	4,962,406	4,999,143	4,986,176
			4,962,406	4,999,143	4,986,176

Endo International PLC (1.3%)*(3) (4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.1% Cash, Acquired 09/18, Due 04/24)	7,878,788	7,939,415	7,524,242
			7,878,788	7,939,415	7,524,242

Exeter Property Group, LLC (2.2%)*(5) (7)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.2% Cash, Acquired 02/19, Due 08/24)	12,437,500	12,276,532	12,351,037
			12,437,500	12,276,532	12,351,037

ExGen Renewables IV, LLC (f/k/a Exelon Corp.) (0.5%)*(3) (6)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 09/18, Due 11/24)	2,865,257	2,888,576	2,822,278
			2,865,257	2,888,576	2,822,278

Eyemart Express (0.6%)*(6)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 08/24)	3,452,217	3,462,081	3,456,463
			3,452,217	3,462,081	3,456,463

Fieldwood Energy LLC (1.5%)*(4) (5) (6)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 08/18, Due 04/22)	10,000,000	10,065,208	8,322,200
			10,000,000	10,065,208	8,322,200

Filtration Group Corporation (0.8%)*(6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 03/25)	4,774,230	4,804,208	4,788,840
			4,774,230	4,804,208	4,788,840

Flex Acquisition Holdings, Inc. (1.7%)*(4) (5) (6)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	9,782,731	9,800,160	9,695,077
			9,782,731	9,800,160	9,695,077

Frazer Consultants, LLC (d/b/a Tribute Technology) (1.3%)*(5) (7)	Software Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.7% Cash, Acquired 11/19, Due 08/23)	7,742,985	7,667,700	7,684,869
			7,742,985	7,667,700	7,684,869

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Graftech International Ltd. (1.6%)*(3) (4) (6) (7)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 02/25)	$9,013,889	$9,081,525	$8,980,087
			9,013,889	9,081,525	8,980,087

Gulf Finance, LLC (0.1%)*(4)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 10/18, Due 08/23)	1,058,979	920,988	826,003
			1,058,979	920,988	826,003

Harbor Freight Tools USA Inc.(1.0%)*(6)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 08/23)	5,979,675	5,931,148	5,951,870
			5,979,675	5,931,148	5,951,870

Hayward Industries, Inc. (1.4%)*(4) (6)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 08/24)	8,221,922	8,247,578	8,147,924
			8,221,922	8,247,578	8,147,924

Heartland, LLC (0.9%)*(5) (7)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 08/19, Due 08/25)	5,504,030	5,260,931	5,280,431
			5,504,030	5,260,931	5,280,431

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.2%)*(3) (5) (7)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 09/19, Due 09/26)	6,948,082	6,633,562	6,713,253
			6,948,082	6,633,562	6,713,253

Hertz Corporation (The) (1.0%)*(3) (6)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 06/23)	5,814,910	5,806,679	5,845,206
			5,814,910	5,806,679	5,845,206

Holley Performance Products (Holley Purchaser, Inc.) (3.9%)*(5) (7)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 10/18, Due 10/25)	22,309,650	22,020,784	22,015,260
			22,309,650	22,020,784	22,015,260

Hub International Limited (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 04/25)	4,962,217	4,966,855	4,955,666
			4,962,217	4,966,855	4,955,666

HW Holdco, LLC (f/k/a Hanley Wood LLC) (1.3%)*(5) (7)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.1% Cash, Acquired 12/18, Due 12/24)	7,584,677	7,422,931	7,447,061
			7,584,677	7,422,931	7,447,061

Hyland Software Inc. (0.9%)*(6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 07/24)	4,962,312	5,001,673	4,984,046
			4,962,312	5,001,673	4,984,046

Hyperion Materials & Technologies, Inc. (2.4%)*(5) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 08/19, Due 08/26)	13,995,753	13,751,206	13,873,283
			13,995,753	13,751,206	13,873,283

IM Analytics Holding, LLC (d/b/a NVT) (1.6%)*(5) (7)	Electronic Instruments and Components	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 8.4% Cash, Acquired 11/19, Due 11/23)	9,292,112	9,201,220	9,222,019
		Warrant (77,265 units, Acquired 11/19)		—	—
			9,292,112	9,201,220	9,222,019

Immucor Inc. (0.4%)*(4)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 09/18, Due 06/21)	2,466,061	2,486,174	2,454,496
			2,466,061	2,486,174	2,454,496

Infor Software Parent, LLC (0.9%)*(6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 02/22)	4,970,073	4,976,381	4,989,606
			4,970,073	4,976,381	4,989,606

Institutional Shareholder Services, Inc. (0.8%)*(5) (7)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.4% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,816,340	4,840,149
			4,951,685	4,816,340	4,840,149

Internet Brands, Inc.(f/k/a Micro Holding Corp.) (0.7%)*(6)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 08/18, Due 09/24)	3,969,543	3,992,088	3,973,949
			3,969,543	3,992,088	3,973,949

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
ION Trading Technologies Ltd. (2.5%)*(3) (4) (6)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.1% Cash, Acquired 08/18, Due 11/24)	$14,773,869	$14,745,732	$14,145,980
			14,773,869	14,745,732	14,145,980

IRB Holding Corporation (0.7%)*(6)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 08/18, Due 02/25)	3,969,697	3,984,302	3,990,657
			3,969,697	3,984,302	3,990,657

Jade Bidco Limited (4.2%)*(3) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 11/19, Due 12/26)	20,933,517	20,363,170	20,377,010
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 11/19, Due 12/26)	3,748,582	3,581,938	3,648,928
			24,682,099	23,945,108	24,025,938

Jaguar Holding Company I (0.9%)*(6)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 08/22)	4,922,680	4,923,566	4,945,620
			4,922,680	4,923,566	4,945,620

Kenan Advantage Group Inc. (1.1%)*(4) (5) (6)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 07/22)	6,203,297	6,200,149	6,145,172
			6,203,297	6,200,149	6,145,172

Kene Acquisition, Inc. (1.1%)*(5) (7)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 08/19, Due 08/26)	6,635,895	6,488,912	6,490,475
			6,635,895	6,488,912	6,490,475

K-Mac Holdings Corp. (0.2%)*(6)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 03/25)	994,342	997,356	979,925
			994,342	997,356	979,925

Kronos Inc. (1.1%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 08/18, Due 11/23)	5,998,096	6,018,120	6,024,727
			5,998,096	6,018,120	6,024,727

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.4%)*(5) (7)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 10/18, Due 10/24)	7,887,705	7,666,906	7,550,895
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	163,135
			7,887,705	7,821,226	7,714,030

LTI Holdings, Inc. (1.9%)*(4) (6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 09/25)	11,850,000	11,906,192	10,610,016
			11,850,000	11,906,192	10,610,016

Mallinckrodt Plc (0.5%)*(3) (4) (5) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.9% Cash, Acquired 08/18, Due 09/24)	3,254,149	3,243,401	2,648,519
			3,254,149	3,243,401	2,648,519

MB2 Dental Solutions, LLC (0.8%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 09/19, Due 09/23)	4,723,425	4,670,058	4,671,419
			4,723,425	4,670,058	4,671,419

Media Recovery, Inc. (0.6%)*(5) (7)	Containers, Packaging and Glass	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 11/19, Due 11/25)	3,233,126	3,169,337	3,176,175
			3,233,126	3,169,337	3,176,175

Men's Wearhouse, Inc. (The) (1.4%)*(4) (6)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.9% Cash, Acquired 08/18, Due 04/25)	9,845,114	9,928,392	7,843,307
			9,845,114	9,928,392	7,843,307

Nautilus Power, LLC (0.6%)*(6)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 09/18, Due 05/24)	3,220,650	3,234,041	3,206,157
			3,220,650	3,234,041	3,206,157

NFP Corp. (1.5%)*(4) (6)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 01/24)	8,564,081	8,562,584	8,521,261
			8,564,081	8,562,584	8,521,261

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.1%)*(5) (7)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 10/18, Due 10/25)	11,994,231	11,943,470	11,870,574
			11,994,231	11,943,470	11,870,574

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
NVA Holdings, Inc. (0.7%)*(6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 6.5% Cash, Acquired 08/18, Due 02/25)	$3,979,900	$3,973,472	$3,975,761
			3,979,900	3,973,472	3,975,761

Omaha Holdings LLC (0.9%)*(6)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 03/24)	4,961,929	4,991,732	4,961,929
			4,961,929	4,991,732	4,961,929

Omnitracs, LLC (0.8%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 03/25)	4,619,141	4,606,867	4,600,387
			4,619,141	4,606,867	4,600,387

Options Technology Ltd. (1.9%)*(3) (5) (7)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.5% Cash, Acquired 12/19, Due 12/25)	11,090,100	10,810,546	10,838,484
			11,090,100	10,810,546	10,838,484

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (2.0%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	11,286,170	11,289,852	11,142,722
			11,286,170	11,289,852	11,142,722

Pare SAS (SAS Maurice MARLE) (2.4%)*(3) (5) (7)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 5.75% Cash, 1.0% PIK, Acquired 12/19, Due 12/26)	13,918,994	13,521,804	13,640,614
			13,918,994	13,521,804	13,640,614

PAREXEL International Corp. (1.1%)*(4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 09/24)	6,680,843	6,655,192	6,544,821
			6,680,843	6,655,192	6,544,821

Penn Engineering & Manufacturing Corp. (0.3%)*(6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 06/24)	1,684,725	1,696,539	1,682,619
			1,684,725	1,696,539	1,682,619

PeroxyChem Holdings, L.P. (1.5%)*(5) (7)	Diversified Chemicals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.1% Cash, Acquired 10/19, Due 09/24)	8,415,118	8,374,666	8,384,879
			8,415,118	8,374,666	8,384,879

Phoenix Services International LLC (0.5%)*(6)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 08/18, Due 03/25)	2,954,887	2,964,982	2,757,885
			2,954,887	2,964,982	2,757,885

PODS Enterprises, Inc. (0.9%)*(6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 12/24)	4,961,943	4,975,275	4,982,088
			4,961,943	4,975,275	4,982,088

Premier Technical Services Group (0.5%)*(3) (5) (7)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.5% Cash, Acquired 08/19, Due 08/26)	2,875,549	2,533,643	2,752,808
			2,875,549	2,533,643	2,752,808

Pro Mach Inc. (1.0%)*(5) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 08/18, Due 03/25)	5,909,774	5,893,603	5,847,013
			5,909,774	5,893,603	5,847,013

ProAmpac Intermediate Inc. (1.7%)*(4) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 11/23)	9,846,482	9,857,895	9,680,372
			9,846,482	9,857,895	9,680,372

Process Equipment, Inc. (1.1%)*(5) (7)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 03/19, Due 03/25)	6,762,500	6,635,562	6,546,325
			6,762,500	6,635,562	6,546,325

Professional Datasolutions, Inc. (PDI) (4.0%)*(5) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 03/19, Due 10/24)	23,158,008	23,120,723	22,879,936
			23,158,008	23,120,723	22,879,936

PSC UK Pty Ltd. (0.6%)*(3) (5) (7)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.3% Cash, Acquired 11/19, Due 11/24)	3,625,921	3,396,509	3,494,295
			3,625,921	3,396,509	3,494,295

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (0.9%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Acquired 08/18, Due 04/24)	$4,974,555	$4,974,727	$4,977,689
			4,974,555	4,974,727	4,977,689

Red Ventures, LLC (1.0%)*(6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 11/24)	5,954,774	5,985,039	5,990,919
			5,954,774	5,985,039	5,990,919

RedPrairie Holding, Inc. (0.9%)*(6)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 10/23)	4,961,637	4,990,946	4,989,571
			4,961,637	4,990,946	4,989,571

Renaissance Learning, Inc. (0.9%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 05/25)	5,391,318	5,387,730	5,354,711
			5,391,318	5,387,730	5,354,711

Reynolds Group Holdings Ltd. (0.9%)*(6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 02/23)	4,961,637	4,979,527	4,973,297
			4,961,637	4,979,527	4,973,297

Ruffalo Noel Levitz, LLC (1.7%)*(5) (7)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 01/19, Due 05/22)	9,714,617	9,607,656	9,641,334
			9,714,617	9,607,656	9,641,334

Scaled Agile, Inc. (0.9%)*(5) (7)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 06/19, Due 06/24)	4,986,980	4,940,603	4,941,809
			4,986,980	4,940,603	4,941,809

SCI Packaging Inc. (0.9%)*(6)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 08/18, Due 04/24)	4,961,832	4,952,139	4,940,149
			4,961,832	4,952,139	4,940,149

Seadrill Ltd. (0.9%)*(3) (4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 09/18, Due 02/21)	9,809,097	9,508,856	4,883,066
			9,809,097	9,508,856	4,883,066

Seaworld Entertainment, Inc. (1.0%)*(3) (6)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 03/24)	5,954,081	5,945,241	5,978,910
			5,954,081	5,945,241	5,978,910

Serta Simmons Bedding LLC (0.6%)*(4) (5)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.2% Cash, Acquired 10/19, Due 11/23)	4,961,929	3,927,986	3,184,963
			4,961,929	3,927,986	3,184,963

SIWF Holdings, Inc. (1.6%)*(4) (6)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 08/18, Due 06/25)	9,350,501	9,403,797	9,303,749
			9,350,501	9,403,797	9,303,749

SK Blue Holdings, LP (0.7%)*(6) (7)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.8% Cash, Acquired 09/18, Due 10/25)	4,160,612	4,158,472	4,129,407
			4,160,612	4,158,472	4,129,407

Smile Brands Group Inc. (0.9%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.6% Cash, Acquired 10/18, Due 10/24)	5,390,141	5,339,191	5,293,980
			5,390,141	5,339,191	5,293,980

Solenis International, LLC (f/k/a Solenis Holdings, L.P.) (1.4%)*(5) (6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.9% Cash, Acquired 08/18, Due 06/25)	7,880,000	7,922,706	7,781,500
			7,880,000	7,922,706	7,781,500

SonicWALL, Inc. (0.8%)*(6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 05/25)	4,455,000	4,457,031	4,336,185
			4,455,000	4,457,031	4,336,185

Springbrook Software (SBRK Intermediate, Inc.) (1.8%)*(5) (7)	Enterprise Software and Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 12/19, Due 12/26)	10,520,990	10,269,533	10,294,130
			10,520,990	10,269,533	10,294,130

SRS Distribution, Inc. (0.9%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 05/25)	4,974,811	4,899,772	4,930,038
			4,974,811	4,899,772	4,930,038

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
SS&C Technologies, Inc. (0.3%)*(3) (6)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.0% Cash, Acquired 10/18, Due 04/25)	$1,742,327	$1,738,643	$1,753,042
			1,742,327	1,738,643	1,753,042

Syniverse Holdings, Inc. (1.7%)*(4) (6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 08/18, Due 03/23)	10,342,105	10,306,230	9,612,573
			10,342,105	10,306,230	9,612,573

Tahoe Subco 1 Ltd. (2.6%)*(3) (4) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.7% Cash, Acquired 09/18, Due 06/24)	14,800,754	14,806,789	14,677,463
			14,800,754	14,806,789	14,677,463

Team Health Holdings, Inc. (1.0%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 02/24)	6,893,671	6,679,490	5,560,159
			6,893,671	6,679,490	5,560,159

Tempo Acquisition LLC (1.0%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 05/24)	5,589,753	5,606,977	5,618,876
			5,589,753	5,606,977	5,618,876

The Hilb Group, LLC (1.8%)*(5) (7)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.4% Cash, Acquired 12/19, Due 12/26)	10,357,834	10,029,427	10,049,762
			10,357,834	10,029,427	10,049,762

Total Safety U.S. Inc. (0.8%)*(5)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 11/19, Due 08/25)	4,937,500	4,668,972	4,650,533
			4,937,500	4,668,972	4,650,533

Transportation Insight, LLC (3.9%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.3% Cash, Acquired 08/18, Due 12/24)	22,286,485	22,088,329	22,245,067
			22,286,485	22,088,329	22,245,067

Truck-Lite Co., LLC (3.7%)*(5) (7)	Automotive Parts and Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.1% Cash, Acquired 12/19, Due 12/24)	21,794,872	21,298,442	21,337,947
			21,794,872	21,298,442	21,337,947

Trystar, LLC (2.9%)*(5) (7)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 09/18, Due 09/23)	15,999,318	15,782,579	15,963,771
		LLC Units (361.5 units, Acquired 09/18)		361,505	597,581
			15,999,318	16,144,084	16,561,352

U.S. Anesthesia Partners, Inc. (2.4%)*(4) (6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 06/24)	13,585,533	13,637,823	13,534,587
			13,585,533	13,637,823	13,534,587

U.S. Silica Company (0.2%)*(3) (4) (5)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.8% Cash, Acquired 08/18, Due 05/25)	1,502,945	1,506,348	1,324,200
			1,502,945	1,506,348	1,324,200

USF Holdings LLC (0.5%)*(6) (7)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 12/21)	3,224,841	3,233,041	2,902,357
			3,224,841	3,233,041	2,902,357

USIC Holdings, Inc. (1.2%)*(5) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 12/23)	6,896,886	6,925,717	6,866,746
			6,896,886	6,925,717	6,866,746

USI Holdings Corp. (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 08/18, Due 05/24)	4,961,929	4,956,994	4,956,967
			4,961,929	4,956,994	4,956,967

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.8%)*(5) (7)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 11/18, Due 11/24)	16,513,432	16,260,417	16,107,839
			16,513,432	16,260,417	16,107,839

Validity, Inc. (0.7%)*(5) (7)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 07/19, Due 05/25)	4,178,543	3,989,821	3,977,081
			4,178,543	3,989,821	3,977,081

Venator Materials LLC (0.3%)*(3) (6)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 08/24)	1,562,199	1,566,972	1,547,873
			1,562,199	1,566,972	1,547,873

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Veritas Bermuda Intermediate Holdings Ltd. (0.8%)*(6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.3% Cash, Acquired 09/18, Due 01/23)	$4,961,735	$4,784,696	$4,767,235
			4,961,735	4,784,696	4,767,235

VF Holding Corp. (2.1%)*(4) (5) (6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 07/25)	11,880,000	11,885,248	11,728,768
			11,880,000	11,885,248	11,728,768

Wilsonart, LLC (0.9%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 11/18, Due 12/23)	4,961,832	4,961,832	4,970,118
			4,961,832	4,961,832	4,970,118

Winebow Group, LLC, (The) (1.7%)*(4) (5)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 11/19, Due 07/21)	7,088,420	6,425,336	6,361,857
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 9.3% Cash, Acquired 10/19, Due 01/22)	4,911,766	3,314,045	3,209,004
			12,000,186	9,739,381	9,570,861

Wink Holdco, Inc. (0.7%)*(6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 12/24)	3,969,620	3,967,724	3,972,121
			3,969,620	3,967,724	3,972,121

Xperi Corp. (0.4%)*(3) (6)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 12/23)	2,049,364	2,042,322	2,048,729
			2,049,364	2,042,322	2,048,729

Subtotal Non–Control / Non–Affiliate Investments			1,099,631,654	1,085,886,720	1,066,845,054

Affiliate Investment:
Jocassee Partners LLC (1.8%)*(3) (5)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		10,158,270	10,229,813
				10,158,270	10,229,813

Subtotal Affiliate Investment				10,158,270	10,229,813

Short-Term Investments:

BNY Mellon Investment Advisor, Inc. (12.6%)*(4) (5)	Money Market Fund	Dreyfus Government Cash Management Fund (1.5% yield)	71,963,994	71,963,994	71,963,994
			71,963,994	71,963,994	71,963,994

Federated Investment Management Company (4.3%)*(6)	Money Market Fund	Federated Government Obligation Fund (1.5% yield)	24,604,946	24,604,946	24,604,946
			24,604,946	24,604,946	24,604,946

Subtotal Short-Term Investments			96,568,940	96,568,940	96,568,940

Total Investments, December 31, 2019 (205.6%)*			$1,196,200,594	$1,192,613,930	$1,173,643,807

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	$(2,028)
Foreign currency forward contract (EUR)	€142,781	$158,547	01/02/20	1,724
Foreign currency forward contract (EUR)	$506,967	€453,920	04/20/20	(5,440)

Foreign currency forward contract (GBP)	$165,691	£132,253	01/02/20	(9,511)
Foreign currency forward contract (GBP)	$180,277	£140,000	01/02/20	(5,188)
Foreign currency forward contract (GBP)	$272,560	£210,000	01/02/20	(5,638)
Foreign currency forward contract (GBP)	£350,000	$460,824	01/02/20	2,839
Foreign currency forward contract (GBP)	$89,436	£67,000	01/02/20	678
Foreign currency forward contract (GBP)	£199,253	$258,037	01/02/20	5,924
Foreign currency forward contract (GBP)	$227,890	£175,529	04/02/20	(5,216)

Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	(2,687)
Foreign currency forward contract (SEK)	322,233kr	$33,265	01/02/20	1,158
Foreign currency forward contract (SEK)	598,336kr	$63,581	01/02/20	337
Foreign currency forward contract (SEK)	$97,360	912,212kr	04/02/20	(511)

Total Foreign Currency Forward Contracts, December 31, 2019				$(23,559)

*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board of Directors determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended, (the "1940 Act") based on, among other things, the input of Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

(2)
All of the Company’s portfolio company investments, which as of December 31, 2019 represented 206% of the Company’s net assets, are subject to legal restrictions on sales. Acquisition date herein represents date of initial investment in portfolio company.

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 14.8% of total investments at fair value as of December 31, 2019. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)
Some or all of the investment is or will be encumbered as security for Barings BDC Senior Funding I, LLC's credit facility entered into in August 2018 with Bank of America, N.A., as amended and restated in December 2018 (the "August 2018 Credit Facility").

(5)
Some or all of the investment is or will be encumbered as security for the Company's credit facility entered into in February 2019 (and subsequently amended in December 2019) with ING Capital LLC (the "February 2019 Credit Facility").

(6)	Some or all of the investment is encumbered as security for the Company's $449.3 million term debt securitization entered into in May 2019 (the "Debt Securitization").

(7)	The fair value of the investment was determined using significant unobservable inputs.

See accompanying notes.

Barings BDC, Inc. Consolidated Schedule of Investments December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

24 Hour Fitness Worldwide, Inc. (1.6%)*(4)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 05/25)	$9,452,500	$9,543,878	$9,224,033
			9,452,500	9,543,878	9,224,033

Accelerate Learning (1.5%)*(5)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 12/24)	8,455,827	8,287,632	8,234,888
			8,455,827	8,287,632	8,234,888

Accurus Aerospace (4.3%)*(5)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 10/24)	25,000,000	24,636,436	24,312,943
			25,000,000	24,636,436	24,312,943

Acrisure, LLC (1.7%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 11/23)	9,949,622	10,011,600	9,620,091
			9,949,622	10,011,600	9,620,091

ADMI Corp. (0.6%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 04/25)	3,482,500	3,495,133	3,302,559
			3,482,500	3,495,133	3,302,559

AlixPartners LLP (1.4%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 04/24)	8,058,987	8,103,759	7,725,104
			8,058,987	8,103,759	7,725,104

Alliant Holdings LP (0.8%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 05/25)	4,972,506	4,980,447	4,689,372
			4,972,506	4,980,447	4,689,372

American Airlines Group Inc. (2.3%)*(3) (4)	Airport Services	First Lien Senior Secured Term Loan (LIBOR + 1.75%, 4.3% Cash, Due 06/25)	13,985,519	13,734,123	13,058,978
			13,985,519	13,734,123	13,058,978

American Dental Partners, Inc. (1.7%)*	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 7.1% Cash, Due 03/23)	10,000,000	9,975,555	9,850,000
			10,000,000	9,975,555	9,850,000

Amscan Holdings Inc. (0.4%)*(3) (4)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.0% Cash, Due 08/22)	2,411,098	2,428,340	2,321,694
			2,411,098	2,428,340	2,321,694

Apex Tool Group, LLC (1.3%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 02/22)	7,335,300	7,364,994	7,056,558
			7,335,300	7,364,994	7,056,558

Applied Systems Inc. (1.6%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 09/24)	9,313,068	9,380,593	8,855,144
			9,313,068	9,380,593	8,855,144

Ascend Learning, LLC (1.3%)*(4)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 07/24)	7,959,698	7,981,529	7,502,015
			7,959,698	7,981,529	7,502,015

AssuredPartners Capital, Inc. (2.0%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 10/24)	11,951,703	11,975,322	11,257,070
			11,951,703	11,975,322	11,257,070

Aveanna Healthcare Holdings, Inc. (f/k/a BCPE Eagle Buyer LLC) (0.7%)*(4) (5)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 03/24)	1,488,712	1,469,694	1,384,502
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 8.0% Cash, Due 03/24)	2,751,801	2,752,766	2,641,729
			4,240,513	4,222,460	4,026,231

AVSC Holding Corp. (1.3%)*(4)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.9% Cash, Due 03/25)	7,959,900	7,917,296	7,522,105
			7,959,900	7,917,296	7,522,105

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Bausch Health Companies Inc. (1.5%)*(3) (4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 05/25)	$8,820,910	$8,866,316	$8,406,856
			8,820,910	8,866,316	8,406,856

BDP International, Inc. (4.3%)*(5)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 8.1% Cash, Due 12/24)	25,000,000	24,502,972	24,347,685
			25,000,000	24,502,972	24,347,685

Berlin Packaging LLC (1.4%)*(4)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 11/25)	8,457,500	8,477,268	7,944,045
			8,457,500	8,477,268	7,944,045

Blackhawk Network Holdings Inc. (1.7%)*(4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 06/25)	9,974,937	9,974,937	9,470,006
			9,974,937	9,974,937	9,470,006

Brookfield WEC Holdings Inc. (0.1%)*(4)	Construction & Engineering	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 08/25)	500,000	504,904	483,305
			500,000	504,904	483,305

Brown Machine LLC (1.0%)*(5)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.8% Cash, Due 10/24)	5,568,910	5,502,125	5,431,063
			5,568,910	5,502,125	5,431,063

Cadent (f/k/a Cross MediaWorks) (1.4%)*(5)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.7% Cash, Due 09/23)	7,966,133	7,891,122	7,793,161
			7,966,133	7,891,122	7,793,161

Caesars Entertainment Corp. (0.5%)*(3) (4)	Casinos & Gaming	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 12/24)	3,134,171	3,153,038	3,004,322
			3,134,171	3,153,038	3,004,322

Callaway Golf Co. (0.6%)*(3) (4)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.3% Cash, Due 12/25)	3,266,060	3,200,739	3,225,234
			3,266,060	3,200,739	3,225,234

Calpine Corp. (0.8%)*(4)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan7 (LIBOR + 2.5%, 5.3% Cash, Due 05/23)	129,118	129,583	122,379
		First Lien Senior Secured Term Loan5 (LIBOR + 2.5%, 5.3% Cash, Due 01/24)	4,497,510	4,513,817	4,264,899
			4,626,628	4,643,400	4,387,278

Capital Automotive LLC (2.0%)*(4)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 03/24)	11,939,394	11,966,567	11,443,909
			11,939,394	11,966,567	11,443,909

Carlyle Group L.P., (The) (f/k/a Nautilus Power, LLC) (0.6%)*(4)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 05/24)	3,487,410	3,504,691	3,434,227
			3,487,410	3,504,691	3,434,227

Charter Communications Inc. (0.8%)*(3) (4)	Cable & Satellite	First Lien Senior Secured Term Loan (LIBOR + 2.0%, 4.5% Cash, Due 04/25)	4,585,127	4,493,899	4,385,124
			4,585,127	4,493,899	4,385,124

Concentra Inc. (0.5%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.1% Cash, Due 06/22)	3,000,000	3,028,601	2,865,000
			3,000,000	3,028,601	2,865,000

Consolidated Container Co. LLC (1.3%)*(4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 05/24)	7,462,312	7,485,496	7,114,045
			7,462,312	7,485,496	7,114,045

Container Store Group, Inc., (The) (0.5%)*(3) (4) (5)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 09/23)	3,124,404	3,126,010	2,858,830
			3,124,404	3,126,010	2,858,830

Core & Main LP (1.7%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.7% Cash, Due 08/24)	9,974,811	10,022,554	9,617,414
			9,974,811	10,022,554	9,617,414

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Covia Holdings Corporation (Unimin Corporation) (0.3%)*(3) (4)	Diversified Metals & Mining	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.6% Cash, Due 06/25)	$2,435,500	$2,444,146	$1,753,560
			2,435,500	2,444,146	1,753,560

CPG Intermediate LLC (f/k/a Encapsys, LLC) (0.4%)*	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.0% Cash, Due 11/24)	2,172,331	2,174,889	2,108,964
			2,172,331	2,174,889	2,108,964

CPI International Inc. (0.8%)*(4)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 07/24)	4,795,633	4,803,762	4,631,766
			4,795,633	4,803,762	4,631,766

CVS Holdings I, LP (MyEyeDr) (0.3%)*(4)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.3% Cash, Due 02/25)	1,953,701	1,952,568	1,846,248
			1,953,701	1,952,568	1,846,248

Dimora Brands, Inc. (0.5%)*	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 08/24)	2,984,887	2,988,439	2,839,373
			2,984,887	2,988,439	2,839,373

Dole Food Co. Inc. (2.4%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 04/24)	13,919,794	13,927,211	13,484,800
			13,919,794	13,927,211	13,484,800

Dresser Natural Gas Solutions (2.1%)*(5)	Natural Gas	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 10/25)	12,115,385	12,056,896	11,903,574
			12,115,385	12,056,896	11,903,574

Duff & Phelps Corporation (2.2%)*(4)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 02/25)	13,341,288	13,378,119	12,593,642
			13,341,288	13,378,119	12,593,642

Edelman Financial Group, Inc. (1.8%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 07/25)	10,486,000	10,569,223	10,074,005
			10,486,000	10,569,223	10,074,005

Endo International PLC (1.3%)*(3) (4)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.8% Cash, Due 04/24)	7,959,596	8,032,969	7,521,818
			7,959,596	8,032,969	7,521,818

Equian Buyer Corp. (0.6%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 05/24)	3,482,323	3,488,194	3,358,701
			3,482,323	3,488,194	3,358,701

Exelon Corp. (0.5%)*(3) (4)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.7% Cash, Due 11/24)	3,000,000	3,028,710	2,835,000
			3,000,000	3,028,710	2,835,000

Eyemart Express (0.6%)*(4)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	3,478,637	3,490,449	3,365,581
			3,478,637	3,490,449	3,365,581

Fieldwood Energy LLC (1.7%)*(4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.8% Cash, Due 04/22)	10,000,000	10,091,054	9,318,800
			10,000,000	10,091,054	9,318,800

Filtration Group Corporation (1.9%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/25)	10,944,862	11,032,278	10,525,346
			10,944,862	11,032,278	10,525,346

Flex Acquisition Holdings, Inc. (1.7%)*(4)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 06/25)	9,972,500	9,993,054	9,419,026
			9,972,500	9,993,054	9,419,026

Gardner Denver Inc. (0.3%)*(3) (4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 07/24)	1,682,557	1,694,790	1,621,043
			1,682,557	1,694,790	1,621,043

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
GlobalTranz (0.5%)*(5)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.5% Cash, Due 10/26)	$2,980,874	$2,937,205	$2,900,969
			2,980,874	2,937,205	2,900,969

GMS Inc. (1.2%)*(3) (4)	Construction & Engineering	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/25)	7,481,203	7,440,285	7,032,331
			7,481,203	7,440,285	7,032,331

Graftech International Ltd. (1.8%)*(3) (4) (5)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 02/25)	10,725,000	10,812,431	10,135,125
			10,725,000	10,812,431	10,135,125

Gray Television Inc. (0.1)*(3) (4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.6% Cash, Due 02/24)	655,812	641,096	627,940
			655,812	641,096	627,940

Gulf Finance, LLC (0.1)*(4)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.9% Cash, Due 08/23)	1,069,652	900,943	811,598
			1,069,652	900,943	811,598

Hanley Wood LLC (2.2%)*(5)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 9.0% Cash, Due 12/24)	12,500,000	12,190,695	12,375,000
			12,500,000	12,190,695	12,375,000

Harbor Freight Tools USA Inc.(1.0%)*(4)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 08/23)	5,994,942	5,934,386	5,640,880
			5,994,942	5,934,386	5,640,880

Hayward Industries, Inc. (1.4%)*(4)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 08/24)	8,457,179	8,488,506	8,115,340
			8,457,179	8,488,506	8,115,340

Healthline Media, Inc. (2.2%)*(5)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.6% Cash, Due 11/24)	12,840,895	12,588,998	12,434,145
			12,840,895	12,588,998	12,434,145

Hertz Corporation (The) (1.0%)*(3) (4)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/23)	5,938,303	5,927,654	5,696,555
			5,938,303	5,927,654	5,696,555

Holley Performance Products (Holley Purchaser, Inc.) (3.9%)*(5)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 10/25)	22,535,000	22,204,286	21,971,625
			22,535,000	22,204,286	21,971,625

Hub International Limited (1.7%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 04/25)	10,333,075	10,347,614	9,735,720
			10,333,075	10,347,614	9,735,720

Husky Injection Molding Systems Ltd. (1.7%)*(3) (4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/25)	10,790,581	10,369,552	9,841,873
			10,790,581	10,369,552	9,841,873

Hyland Software Inc. (1.5%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 07/24)	8,715,134	8,776,016	8,427,535
			8,715,134	8,776,016	8,427,535

Immucor Inc. (0.4%)*(4)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.8% Cash, Due 06/21)	2,491,354	2,524,676	2,444,641
			2,491,354	2,524,676	2,444,641

Infor Software Parent, LLC (1.4%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/22)	8,000,000	8,012,613	7,653,760
			8,000,000	8,012,613	7,653,760

Intelsat S.A. (2.2%)*(3) (4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 11/23)	13,000,000	13,079,847	12,558,910
			13,000,000	13,079,847	12,558,910

ION Trading Technologies Ltd. (2.5%)*(4) (5)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.5% Cash, Due 11/24)	14,819,339	14,786,308	13,967,227
			14,819,339	14,786,308	13,967,227

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
IRB Holding Corporation (1.3%)*(4)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 02/25)	$7,969,854	$7,989,532	$7,583,316
			7,969,854	7,989,532	7,583,316

Jaguar Holding Company I (0.8%)*(4)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 08/22)	4,974,227	4,975,425	4,713,080
			4,974,227	4,975,425	4,713,080

JS Held, LLC (3.1%)*(5)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.3% Cash, Due 09/24)	17,593,912	17,403,946	17,179,827
			17,593,912	17,403,946	17,179,827

Kenan Advantage Group Inc. (1.4%)*(4)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 07/22)	8,449,929	8,442,949	8,138,380
			8,449,929	8,442,949	8,138,380

K-Mac Holdings Corp. (0.6%)*(4)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 03/25)	3,482,456	3,492,379	3,310,527
			3,482,456	3,492,379	3,310,527

Kronos Inc. (1.9%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 11/23)	11,505,463	11,551,608	10,910,976
			11,505,463	11,551,608	10,910,976

Lighthouse Autism Center (1.1%)*(5)	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.1% Cash, Due 09/24)	6,157,408	5,891,621	5,817,408
		Class A LLC Units (154,320 units)		154,320	154,320
			6,157,408	6,045,941	5,971,728

Lindstrom (Metric Enterprises, Inc.) (1.2%)*(5)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 09/24)	7,023,012	6,972,814	6,885,353
			7,023,012	6,972,814	6,885,353

LTI Holdings, Inc. (2.0%)*(4)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 09/25)	11,970,000	12,035,076	11,241,865
			11,970,000	12,035,076	11,241,865

Mallinckrodt Plc (1.9%)*(3) (4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.6% Cash, Due 09/24)	11,753,810	11,679,642	10,754,736
			11,753,810	11,679,642	10,754,736

Men's Wearhouse, Inc. (The) (1.7%)*(3) (4)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.6% Cash, Due 04/25)	9,974,874	10,073,027	9,588,348
			9,974,874	10,073,027	9,588,348

Micro Holding Corp. (1.8%)*	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 12/24)(5)	2,712,876	2,725,787	2,590,796
		First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 09/24)(4)	7,959,698	8,017,449	7,531,864
			10,672,574	10,743,236	10,122,660

NFP Corp. (1.4%)*(4)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 01/24)	8,630,128	8,628,301	8,144,684
			8,630,128	8,628,301	8,144,684

NVA Holdings, Inc. (1.3%)*(4)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/25)	7,916,170	7,900,214	7,441,200
			7,916,170	7,900,214	7,441,200

Omaha Holdings LLC (1.7%)*(4)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 03/24)	9,949,622	10,021,886	9,430,351
			9,949,622	10,021,886	9,430,351

Omnitracs, LLC (1.4%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.6% Cash, Due 03/25)	8,435,312	8,407,343	7,933,411
			8,435,312	8,407,343	7,933,411

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (1.9%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 06/25)	11,520,080	11,524,382	10,659,645
			11,520,080	11,524,382	10,659,645

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
PAREXEL International Corp. (1.2%)*(4)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 09/24)	$7,470,248	$7,436,079	$6,732,561
			7,470,248	7,436,079	6,732,561

Penn Engineering & Manufacturing Corp. (0.3%)*(4)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 06/24)	1,989,899	2,006,604	1,916,929
			1,989,899	2,006,604	1,916,929

Phoenix Services International LLC (0.5%)*(4)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.1% Cash, Due 03/25)	2,984,962	2,996,845	2,868,042
			2,984,962	2,996,845	2,868,042

PMHC II, Inc. (0.1%)*	Diversified Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.2% Cash, Due 03/25)	621,867	625,543	565,899
			621,867	625,543	565,899

PODS Enterprises, Inc. (1.4%)*(4)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.2% Cash, Due 12/24)	7,959,712	7,985,095	7,608,132
			7,959,712	7,985,095	7,608,132

Prime Security Services Borrower, LLC (2.1%)*(3) (4)	Security & Alarm Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 05/22)	12,593,945	12,633,406	11,976,842
			12,593,945	12,633,406	11,976,842

Pro Mach Inc. (1.0%)*(4)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.4% Cash, Due 03/25)	5,969,925	5,950,852	5,659,011
			5,969,925	5,950,852	5,659,011

ProAmpac Intermediate Inc. (1.7%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.0% Cash, Due 11/23)	9,947,995	9,962,292	9,475,466
			9,947,995	9,962,292	9,475,466

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (1.3%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 04/24)	7,436,794	7,443,394	7,139,322
			7,436,794	7,443,394	7,139,322

Red Ventures, LLC (1.9%)*(4)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 11/24)	10,966,554	11,103,689	10,418,227
			10,966,554	11,103,689	10,418,227

RedPrairie Holding, Inc. (1.7%)*(4)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 10/23)	9,949,239	10,022,004	9,564,203
			9,949,239	10,022,004	9,564,203

Renaissance Learning, Inc. (0.9%)*(4)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 05/25)	5,446,052	5,441,904	5,041,029
			5,446,052	5,441,904	5,041,029

Reynolds Group Holdings Ltd. (2.6%)*(4)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/23)	15,421,320	15,498,970	14,650,254
			15,421,320	15,498,970	14,650,254

Sabre Holdings Corp. (0.2%)*(4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 2.0%, 4.5% Cash, Due 02/24)	914,018	895,738	882,786
			914,018	895,738	882,786

SCI Packaging Inc. (f/k/a BWAY Holding Company) (2.3%)*(4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.7% Cash, Due 04/24)	13,929,293	13,906,708	13,070,274
			13,929,293	13,906,708	13,070,274

Seadrill Ltd. (1.4%)*(4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 8.8% Cash, Due 02/21)	9,918,283	9,372,499	7,742,509
			9,918,283	9,372,499	7,742,509

Seaworld Entertainment, Inc. (1.4%)*(3) (4)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 03/24)	8,456,962	8,446,134	8,055,256
			8,456,962	8,446,134	8,055,256

Serta Simmons Bedding LLC (0.4%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.9% Cash, Due 11/23)	2,992,386	2,704,234	2,493,645
			2,992,386	2,704,234	2,493,645

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

SIWF Holdings, Inc. (f/k/a Springs Industries Inc.) (1.6%)*(4)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.7% Cash, Due 06/25)	$9,445,430	$9,507,419	$9,156,211
			9,445,430	9,507,419	9,156,211

SK Blue Holdings, LP (0.7%)*(4) (5)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 7.2% Cash, Due 10/25)	4,202,638	4,200,204	4,034,533
			4,202,638	4,200,204	4,034,533

SmartBear (0.8%)*(5)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.4% Cash, Due 05/24)	4,959,088	4,840,642	4,778,162
			4,959,088	4,840,642	4,778,162

Smile Brands Group Inc. (0.9%)*(5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 10/24)	5,043,318	4,981,982	4,912,691
			5,043,318	4,981,982	4,912,691

Solenis Holdings, L.P. (1.4%)*(4)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.7% Cash, Due 12/23)	7,960,000	8,010,373	7,681,400
			7,960,000	8,010,373	7,681,400

SonicWALL, Inc. (0.8%)*(4)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.1% Cash, Due 05/25)	4,500,000	4,502,358	4,289,985
			4,500,000	4,502,358	4,289,985

Sophia Holding Finance, L.P . (2.7%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.1% Cash, Due 09/22)	15,925,386	15,975,609	15,305,411
			15,925,386	15,975,609	15,305,411

SRS Distribution, Inc. (1.6%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 05/25)	9,975,000	9,787,668	9,283,034
			9,975,000	9,787,668	9,283,034

SS&C Technologies, Inc. (0.3%)*(3) (4)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.8% Cash, Due 04/25)	1,760,188	1,755,852	1,657,886
			1,760,188	1,755,852	1,657,886

Staples Inc. (2.4%)*(4)	Retail	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.5% Cash, Due 09/24)	13,964,736	13,944,087	13,359,644
			13,964,736	13,944,087	13,359,644

Syniverse Holdings, Inc. (1.7%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.5% Cash, Due 03/23)	10,447,368	10,401,186	9,315,605
			10,447,368	10,401,186	9,315,605

Tahoe Subco 1 Ltd. (2.5%)*(3) (4)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.3% Cash, Due 06/24)	14,960,151	14,967,158	13,902,319
			14,960,151	14,967,158	13,902,319

Team Health Holdings, Inc. (1.1%)*(4)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 02/24)	6,964,557	6,701,992	6,207,162
			6,964,557	6,701,992	6,207,162

Tempo Acquisition LLC (2.0%)*(4)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 05/24)	11,616,035	11,663,099	11,093,314
			11,616,035	11,663,099	11,093,314

Transportation Insight, LLC (3.4%)*(5)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 12/24)	19,483,068	19,245,141	19,007,740
			19,483,068	19,245,141	19,007,740

TransUnion (0.1%)*(3) (4)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 2.0%, 4.5% Cash, Due 04/23)	634,147	619,996	608,781
			634,147	619,996	608,781

Travelport Ltd. (0.3%)*(3) (4)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.1% Cash, Due 03/25)	1,989,228	1,987,991	1,951,691
			1,989,228	1,987,991	1,951,691

Tronox Ltd. (1.2%)*(3) (4)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 09/24)	6,964,824	7,001,035	6,745,920
			6,964,824	7,001,035	6,745,920

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Trystar, Inc. (3.1%)*(5)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.4% Cash, Due 09/23)	$17,850,676	$17,554,515	$17,320,845
		LLC Units (361.5 units)		361,505	361,505
			17,850,676	17,916,020	17,682,350

U.S. Anesthesia Partners, Inc. (2.3%)*(4)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 06/24)	13,724,874	13,787,932	13,086,668
			13,724,874	13,787,932	13,086,668

U.S. Silica Company (0.2%)*(3) (4)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.6% Cash, Due 05/25)	1,518,304	1,522,294	1,322,822
			1,518,304	1,522,294	1,322,822

Univision Communications Inc. (0.9%)*(4)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 03/24)	5,470,018	5,279,013	4,938,989
			5,470,018	5,279,013	4,938,989

US Legal Support, Inc. (2.3%)*(5)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 8.5% Cash, Due 11/24)	13,513,994	13,216,624	13,065,980
			13,513,994	13,216,624	13,065,980

USF Holdings LLC (0.8%)*(4) (5)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 6.3% Cash, Due 12/21)	4,870,130	4,887,672	4,650,974
			4,870,130	4,887,672	4,650,974

USI, Inc. (1.4%)*(4)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.8% Cash, Due 05/24)	8,457,179	8,449,689	7,960,320
			8,457,179	8,449,689	7,960,320

USIC Holdings, Inc. (1.2%)*(4)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.8% Cash, Due 12/23)	6,965,629	7,001,297	6,599,933
			6,965,629	7,001,297	6,599,933

Vail Holdco Corp. (f/k/a Avantor, Inc.) (2.4%)*(4)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.6% Cash, Due 11/24)	14,193,506	14,381,790	13,720,436
			14,193,506	14,381,790	13,720,436

Venator Materials LLC (0.5%)*(3) (4)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 08/24)	2,984,887	2,995,737	2,846,836
			2,984,887	2,995,737	2,846,836

Veritas Bermuda Intermediate Holdings Ltd. (1.4%)*(4)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.1% Cash, Due 01/23)	9,451,899	9,033,056	8,027,403
			9,451,899	9,033,056	8,027,403

Verscend Holding Corp. (0.4%)*(4)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 7.0% Cash, Due 08/25)	2,493,750	2,523,202	2,406,469
			2,493,750	2,523,202	2,406,469

VF Holding Corp. (2.0%)*(4)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.1% Cash, Due 07/25)	12,000,000	12,006,052	11,373,720
			12,000,000	12,006,052	11,373,720

Wilsonart, LLC (1.7%)*(4)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 6.1% Cash, Due 12/23)	9,974,683	9,974,683	9,519,638
			9,974,683	9,974,683	9,519,638

Winebow Group, LLC, (The) (0.2%)*(4)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 6.3% Cash, Due 07/21)	1,572,129	1,483,331	1,353,335
			1,572,129	1,483,331	1,353,335

Wink Holdco, Inc. (1.3%)*(4)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 5.5% Cash, Due 12/24)	7,571,614	7,570,011	7,158,961
			7,571,614	7,570,011	7,158,961

WME Entertainment Parent, LLC (f/k/a IMG Worldwide, Inc.) (2.3%)*(4)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 5.3% Cash, Due 05/25)	13,841,944	13,829,823	12,682,681
			13,841,944	13,829,823	12,682,681

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2018

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Xperi Corp. (0.5%)*(3) (4) (5)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 5.0% Cash, Due 12/23)	$2,942,982	$2,929,408	$2,729,616
			2,942,982	2,929,408	2,729,616

Subtotal Non–Control / Non–Affiliate Investments			1,132,612,430	1,128,694,715	1,076,631,804

Short-Term Investments

The Dreyfus Corporation (8.0%)*(4)	Money Market Fund	Dreyfus Government Cash Management Fund (2.5% yield)	45,223,941	45,223,941	45,223,941
			45,223,941	45,223,941	45,223,941

Subtotal Short-Term Investments			45,223,941	45,223,941	45,223,941

Total Investments, December 31, 2018 (199.3%)*			$1,177,836,371	$1,173,918,656	$1,121,855,745

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
The Asset Sale and Externalization Transactions
On April 3, 2018, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with BSP Asset Acquisition I, LLC (the "Asset Buyer"), an affiliate of Benefit Street Partners L.L.C. ("BSP"), pursuant to which the Company agreed to sell its December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017 (such transaction referred to herein as the "Asset Sale Transaction").
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
In connection with the closing of the Asset Sale Transaction, the Company caused notices to be issued to the holders of its December 2022 Notes and March 2022 Notes (each as defined herein) regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. The December 2022 Notes and the March 2022 Notes were redeemed at 100% of their principal amount ($25.00 per Note), plus the accrued and unpaid interest thereon from June 15, 2018 to, but excluding, August 30, 2018, which resulted in a loss on the extinguishment of debt of $2.9 million. In furtherance of the redemption, on July 31, 2018, the Company irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes, funds in trust for the purposes of redeeming all of the issued and outstanding December 2022 Notes and March 2022 Notes and paying all sums due and payable under the indenture and supplements thereto. As a result, the Company’s obligations under the indenture and

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

supplements thereto relating to the December 2022 Notes and the March 2022 Notes were satisfied and discharged as of July 31, 2018, except with respect to those obligations that the indenture expressly provides shall survive the satisfaction and discharge of the indenture. In addition, in connection with the closing of the Asset Sale Transaction, the Company terminated its senior secured credit facility entered into in May 2015 and subsequently amended in May 2017 (the "May 2017 Credit Facility") which resulted in a loss on the extinguishment of debt of $4.1 million.
The Company's former wholly-owned subsidiaries, Triangle SBIC, Triangle Mezzanine Fund II LP ("Triangle SBIC II") and Triangle Mezzanine Fund III LP ("Triangle SBIC III") were specialty finance limited partnerships that were formed to make investments primarily in lower middle-market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies ("SBICs") under the authority of the United States Small Business Administration ("SBA"). In connection with the closing of the Asset Sale Transaction, the Company repaid all of its outstanding SBA-guaranteed debentures and surrendered the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III. The Company recognized a loss on extinguishment of debt of $3.5 million related to the repayment of its outstanding SBA-guaranteed debentures.
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

•
On September 24, 2018, or the Effective Date, the Adviser entered into a Rule 10b5-1 Purchase Plan, or the 10b5-1 Plan, that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act. Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of the Company's common stock on the open market on behalf of the Adviser in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with the Adviser's obligation under the Externalization Agreement to enter into a trading plan pursuant to which the Adviser committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, the Adviser fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of the Company's common stock and the 10b5-1

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, the Adviser had purchased 5,084,302 shares of the Company's common stock pursuant to the 10b5-1 Plan and owned a total of 13,639,681 shares of the Company's common stock, or 26.6% of the total shares outstanding.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
The Share Repurchase Plan was executed in accordance with applicable rules under the Securities Exchange Act of 1934, as amended, including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the Share Repurchase Plan. The Share Repurchase Plan was designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company was delegated the authority to repurchase shares on the Company's behalf in the open market, pursuant to, and under the terms and limitations of, the Share Repurchase Plan.
During the year ended December 31, 2019, the Company repurchased a total of 2,333,261 shares of its common stock in the open market under the Share Repurchase Plan at an average price of $10.01 per share, including broker commissions.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Independent Valuation Review
The Company has engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter which consist of certain limited procedures that the Company identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consist of a review of the quarterly fair values of the Company's middle-market investments, and are generally performed with respect to each investment every quarter beginning in the quarter after the investment is made. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request the independent valuation firm to perform the Procedures on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
The total number of senior secured, middle-market investments and the percentage of the Company's total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
September 30, 2018(2)	—	—%
December 31, 2018	5	100%
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%
December 31, 2019	38	100%

(1)	Exclusive of the fair value of new middle-market investments made during the quarter and certain middle-market investments repaid subsequent to the end of the reporting period.

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
Investment Valuation Inputs and Techniques
The Company's valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company determines the estimated fair value of its loans and investments using primarily an income approach. Generally, an independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Company may use broker quotes. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Market Approach
The Company values its syndicated senior secured loans using values provided by independent pricing services that have been approved by the Adviser's Pricing Committee. The prices received from these pricing service providers are based on yields or prices of securities of comparable quality, type, coupon and maturity and/or indications as to value from dealers and exchanges. The Company will seek to obtain two prices from the pricing services with one price representing the primary source and the other representing an independent control valuation. The Company evaluates the prices obtained from brokers or independent pricing service providers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from independent pricing service providers and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Company performs due diligence procedures surrounding independent pricing service providers to understand their methodology and controls to support their use in the valuation process.
Income Approach
The Company utilizes an Income Approach model in valuing its private debt investment portfolio, which consists of middle-market senior secured loans with floating reference rates. As independent pricing service provider and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of one or more performing credit indices as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. The implied yield used within the model is considered a significant unobservable input. As such, these assets are generally classified within Level 3. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
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
Valuation of Investment in Jocassee
The Company estimates the fair value of its investment in Jocassee Partners LLC using the net asset value of Jocassee Partners LLC and its ownership percentage. The net asset value of Jocassee Partners LLC is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at December 31, 2019 and 2018 are summarized as follows:

December 31, 2019:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$528,907,788	Income Approach	Implied Spread	4.6% – 8.0%	5.7%
	26,592,519	Market Approach	Pricing Service Quotes	90.0% – 99.6%	97.9%
Subordinated debt and 2nd lien notes	9,699,465	Income Approach	Implied Spread	8.8% – 9.4%	9.1%
	2,312,500	Market Approach	Pricing Service Quotes	92.5% – 92.5%	92.5%
Equity shares	760,716	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	10.0x – 12.3x	10.5x

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

December 31, 2018:	Fair Value(1)	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$178,647,302	Income Approach	Implied Spread	4.9% – 7.0%	5.8%
	66,964,957	Market Approach	Pricing Service Quotes	91.5% – 97.5%	95.4%
Subordinated debt and 2nd lien notes	7,679,132	Income Approach	Implied Spread	9.0% – 9.4%	9.3%
Equity shares	515,825	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	9.1x – 10.3x	9.5x

(1)	One senior debt investment with a total fair value of $12,375,000 was valued using an unobservable market transaction.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are "Affiliated Companies" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control / Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2019 and December 31, 2018, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
Payment-in-Kind Interest
As of December 31, 2019, the Company held one investment that contained PIK interest provisions, and the Company may hold additional investments with PIK interest provisions in the future. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements ("Loan Origination Fees") are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Fee income for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31
	2019	2018	2017
Recurring Fee Income:
Amortization of loan origination fees	$914,197	$1,374,049	$2,445,485
Management, valuation and other fees	275,510	427,628	940,361
Total Recurring Fee Income	1,189,707	1,801,677	3,385,846
Non-Recurring Fee Income:
Prepayment fees	59,617	1,191,943	2,688,814
Acceleration of unamortized loan origination fees	694,971	1,932,367	4,202,078
Advisory, loan amendment and other fees	172,525	242,914	371,278
Total Non-Recurring Fee Income	927,113	3,367,224	7,262,170
Total Fee Income	$2,116,820	$5,168,901	$10,648,016
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
Concentration of Credit Risk
As of both December 31, 2019 and 2018, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2019 and December 31, 2018, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 2.3% and 2.2%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2019, $174.1 million of the Company's assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the August 2018 Credit Facility, $660.9 million were pledged (or will be pledged when the related investment purchase settles) as collateral for the February 2019 Credit Facility, and $417.6 million were pledged as collateral for the Debt Securitization.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Public Offerings of Common Stock
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
Investments Denominated in Foreign Currency
As of December 31, 2019 the Company held one investment that was denominated in Swedish kronas, five investments that were denominated in Euros and two investments that were denominated in British pounds sterling. As of December 31, 2018, the Company did not hold any investments that were denominated in foreign currencies.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company's Consolidated Statements of Operations.
In addition, during the year ended December 31, 2019, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2019:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 22, 2017	March 8, 2017	March 22, 2017	$0.45	$20,688,000	$750,000	$21,438,000
May 3, 2017	June 7, 2017	June 21, 2017	0.45	20,575,000	888,000	21,463,000
August 2, 2017	September 6, 2017	September 20, 2017	0.45	21,484,000	—	21,484,000
November 1, 2017	December 6, 2017	December 20, 2017	0.30	14,322,000	—	14,322,000
Total 2017 dividends and distributions			$1.65	$77,069,000	$1,638,000	$78,707,000
February 28, 2018	March 14, 2018	March 28, 2018	$0.30	$14,407,000	$—	$14,407,000
August 29, 2018	September 20, 2018	September 27, 2018	0.03	1,539,000	—	1,539,000
October 11, 2018	December 14, 2018	December 21, 2018	0.10	5,128,000	—	5,128,000
Total 2018 dividends and distributions			$0.43	$21,074,000	$—	$21,074,000
February 27, 2019	March 13, 2019	March 20, 2019	$0.12	$6,107,000	$—	$6,107,000
May 9, 2019	June 12, 2019	June 19, 2019	0.13	6,541,000	—	6,541,000
July 26, 2019	September 11, 2019	September 18, 2019	0.14	6,935,000	—	6,935,000
October 29, 2019	December 11, 2019	December 18, 2019	0.15	7,345,000	—	7,345,000
Total 2019 dividends and distributions			$0.54	$26,928,000	$—	$26,928,000
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
For the year ended December 31, 2019, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $12.1 million. As of December 31, 2019, the Base Management Fee of $3.3 million for the three months ended December 31, 2019 was unpaid and included in "Accounts payable and accrued liabilities" in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
The Capital Gains Fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement), commencing with the calendar year ending on December 31, 2018, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for such year. If the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee. The Company did not pay any Incentive Fee for the years ended December 31, 2019 and 2018.
Payment of Company Expenses
Under the Advisory Agreement, all investment professionals of the Adviser and its staff, when and to the extent engaged in providing services required to be provided by the Adviser under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company, except that all costs and expenses relating to the Company's operations and transactions, including, without limitation, those items listed in the Advisory Agreement, will be borne by the Company.
Duration and Termination of Advisory Agreement
The Advisory Agreement has an initial term of two years, or until August 2, 2020. Thereafter, it will continue to renew automatically for successive annual periods so long as such continuance is specifically approved at least annually by: (i) the vote of the Board, or by the vote of stockholders holding a majority of the outstanding voting securities of the Company; and (ii) the vote of a majority of the Company’s independent directors, in either case, in accordance with the requirements of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by: (a) by vote of a majority of the Board or by vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act); or (b) the Adviser. Furthermore, the Advisory Agreement will automatically terminate in the event of its "assignment" (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Administration Agreement
Under the terms of the Administration Agreement, the Adviser performs (or oversees, or arranges for, the performance of) the administrative services necessary for the operation of the Company, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Adviser, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Adviser also, on behalf of the Company and subject oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, valuation experts, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
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

For the years ended December 31, 2019 and 2018, the Company incurred and was invoiced by the Adviser for expenses of approximately $2.3 million and $0.5 million, respectively, under the terms of the Administration Agreement. As of December 31, 2019, the administrative expenses of $0.4 million incurred for the three months ended December 31, 2019 were unpaid and included in "accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.
The Administration Agreement has an initial term of two years, or until August 2, 2020, and thereafter will continue automatically for successive annual periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the directors of the Company, or by the

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Adviser, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
3. Investments
Portfolio Composition
As of December 31, 2019 and 2018, approximately $509.9 million and $845.6 million, respectively, or 47.8% and 78.5%, respectively, of the Company's investment portfolio (excluding the Company's investments in its joint venture and short-term money market funds), was invested in syndicated senior secured loans, and approximately $556.9 million and $231.0 million, respectively, or 52.2% and 21.5%, respectively, of the Company's investment portfolio (excluding the Company's investments in its joint venture and in short-term money market funds) was invested in middle-market, private debt and equity investments. Over time, the Adviser expects to continue to transition the Company's portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. The Adviser's existing SEC co-investment exemptive relief under the 1940 Act, permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The Adviser employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality and operating risk. The hold size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. The Adviser has experience managing levered vehicles, both public and private, and will seek to enhance the Company’s returns through the use of leverage with a prudent approach that prioritizes capital preservation. The Adviser believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles.
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount and unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%	184%
Subordinated debt and 2nd lien notes	15,339,180	1	15,220,969	1	3%
Equity shares	515,825	—	760,716	—	—%
Investment in joint venture	10,158,270	1	10,229,813	1	2%
Short-term investments	96,568,940	8	96,568,940	8	17%
	$1,192,613,930	100%	$1,173,643,807	100%	206%
December 31, 2018:
Senior debt and 1st lien notes	$1,120,401,043	95%	$1,068,436,847	95%	190%
Subordinated debt and 2nd lien notes	7,777,847	1	7,679,132	1	1
Equity shares	515,825	—	515,825	—	—
Short-term investments	45,223,941	4	45,223,941	4	8
	$1,173,918,656	100%	$1,121,855,745	100%	199%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2019, the Company purchased $18.1 million in syndicated senior secured loans, made 39 new middle-market debt investments totaling $409.6 million, consisting of 38 senior secured, middle-market, private debt investments and one second lien, middle-market, private debt investment, made equity investments in its joint venture totaling $10.2 million and made additional debt investments in five existing portfolio companies totaling $12.2 million.
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
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust ("SCRS") to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans, structured products and real estate debt. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. As of December 31, 2019, Jocassee had $41.3 million in senior secured private middle-market debt investments, $140.8 million in U.S. syndicated senior secured loans, $57.3 million in European syndicated senior secured loans, $8.2 million in an equity investment and $36.7 million in a short-term investment.
The Company may sell portions of its investments via assignment to Jocassee. As of December 31, 2019, the Company had sold $36.1 million of its investments to Jocassee. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
•Assigned investments have been isolated from the Company, and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership;
•each participant has the right to pledge or exchange the assigned investments it received, and no condition both constrains the participant from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the Company; and
•the Company, its consolidated affiliates or its agents do not maintain effective control over the assigned investments through either: (i) an agreement that entitles and/or obligates the Company to repurchase or redeem the assets before maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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
As of December 31, 2019, Jocassee had the following commitments, contributions and unfunded commitments from its members:

	As of December 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$50,000,000	$10,000,000	$—	$40,000,000
South Carolina Retirement Systems Group Trust	500,000,000	100,000,000	—	400,000,000
Total	$550,000,000	$110,000,000	$—	$440,000,000

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Industry Composition
The industry composition of investments at fair value at December 31, 2019 and December 31, 2018, excluding short-term investments, was as follows:

	December 31, 2019	Percent of Portfolio	December 31, 2018	Percent of Portfolio
Aerospace and Defense	$71,899,486	6.7%	$28,944,709	2.7%
Automotive	29,879,546	2.8%	36,052,950	3.3%
Banking, Finance, Insurance and Real Estate	83,826,677	7.8%	97,220,907	9.0%
Beverage, Food and Tobacco	11,837,328	1.1%	30,978,576	2.9%
Capital Equipment	62,694,548	5.8%	46,630,026	4.3%
Chemicals, Plastics, and Rubber	31,989,552	3.0%	23,983,552	2.2%
Construction and Building	23,222,638	2.2%	29,157,682	2.7%
Consumer goods: Durable	30,207,496	2.8%	21,118,531	2.0%
Consumer goods: Non-durable	13,958,377	1.3%	25,025,317	2.3%
Containers, Packaging and Glass	32,465,070	3.0%	53,729,065	5.0%
Energy: Electricity	16,561,352	1.5%	17,682,349	1.6%
Energy: Oil and Gas	14,031,270	1.3%	17,872,908	1.7%
Healthcare and Pharmaceuticals	106,336,903	9.9%	143,160,276	13.3%
High Tech Industries	124,598,066	11.6%	93,740,806	8.7%
Hotel, Gaming and Leisure	5,978,910	0.6%	23,742,260	2.2%
Investment Funds and Vehicles	10,229,813	0.9%	—	—%
Media: Advertising, Printing and Publishing	30,919,615	2.9%	30,315,332	2.8%
Media: Broadcasting and Subscription	—	—%	22,510,963	2.1%
Media: Diversified and Production	31,962,571	3.0%	15,325,025	1.4%
Metals and Mining	12,284,823	1.1%	5,944,424	0.6%
Retail	28,438,030	2.6%	53,507,322	5.0%
Services: Business	127,261,336	11.8%	107,136,887	10.0%
Services: Consumer	35,667,981	3.3%	31,122,421	2.9%
Telecommunications	33,725,812	3.1%	26,019,130	2.4%
Transportation: Cargo	83,353,452	7.7%	54,394,774	5.1%
Transportation: Consumer	5,845,206	0.5%	18,755,533	1.7%
Utilities: Electric	6,028,435	0.6%	10,656,505	1.0%
Utilities: Oil and Gas	11,870,574	1.1%	11,903,574	1.1%
Total	$1,077,074,867	100.0%	$1,076,631,804	100.0%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s investment portfolio at fair value as of December 31, 2019 and 2018, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$495,363,062	$555,500,307	$1,050,863,369
Subordinated debt and 2nd lien notes	—	3,209,004	12,011,965	15,220,969
Equity shares	—	—	760,716	760,716
Short-term investments	96,568,940	—	—	96,568,940
Investments subject to leveling	$96,568,940	$498,572,066	$568,272,988	$1,163,413,994
Investment in joint venture(1)				10,229,813
				$1,173,643,807

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$810,449,588	$257,987,259	$1,068,436,847
Subordinated debt and 2nd lien notes	—	—	7,679,132	7,679,132
Equity shares	—	—	515,825	515,825
Short-term investments	45,223,941	—	—	45,223,941
	$45,223,941	$810,449,588	$266,182,216	$1,121,855,745

(1)
The Company's investment in Jocassee is measured at fair value using net asset value and has not been categorized in the fair value hierarchy. The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

Year Ended December 31, 2019:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$257,987,259	$7,679,132	$515,825	$266,182,216
New investments	414,676,673	7,301,685	—	421,978,358
Transfers out of Level 3, net	(20,602,230)	—	—	(20,602,230)
Proceeds from sales of investments	(39,665,684)	—	—	(39,665,684)
Loan origination fees received	(8,427,797)	(148,551)	—	(8,576,348)
Principal repayments received	(52,423,326)	(2,980,874)	—	(55,404,200)
Accretion of loan premium/discount	(18,682)	797	—	(17,885)
Accretion of deferred loan origination revenue	1,506,175	74,231	—	1,580,406
Realized gain	197,877	—	—	197,877
Unrealized appreciation	2,270,042	85,545	244,891	2,600,478
Fair value, end of period	$555,500,307	$12,011,965	$760,716	$568,272,988

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2018:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$262,803,297	$589,548,358	$162,543,691	$1,389,000	$1,016,284,346
New investments	301,886,586	15,793,789	3,086,424	—	320,766,799
Investment reclass	8,617,000	(8,617,000)	—	—	—
Proceeds from sales of investments	(14,776,133)	—	(36,265,416)	(708)	(51,042,257)
Proceeds from sales of investments to BSP	(234,603,624)	(418,521,991)	(132,723,128)	(1,202,274)	(787,051,017)
Loan origination fees received	(3,912,105)	(168,690)	—	—	(4,080,795)
Principal repayments received	(29,738,476)	(143,419,588)	—	—	(173,158,064)
PIK interest earned	259,414	3,517,139	—	—	3,776,553
PIK interest payments received	(1,403,097)	(2,494,389)	—	—	(3,897,486)
Accretion of loan premium/discount	3,060	14,188	—	—	17,248
Accretion of deferred loan origination revenue	608,807	2,697,059	—	—	3,305,866
Realized gain (loss)	(42,949,422)	(147,889,422)	32,116,354	(488,635)	(159,211,125)
Unrealized appreciation (depreciation)	11,191,952	117,219,679	(28,242,100)	302,617	100,472,148
Fair value, end of period	$257,987,259	$7,679,132	$515,825	$—	$266,182,216
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $1.5 million during the year ended December 31, 2019 was related to portfolio company investments that were still held by the Company as of December 31, 2019. Pre-tax net unrealized depreciation on investments of $4.9 million during the year ended December 31, 2018 was related to portfolio company investments that were still held by the Company as of December 31, 2018.
The Company’s primary investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. Exclusive of short-term investments, during the year ended December 31, 2019, the Company made investments of approximately $439.7 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2019, the Company made investments of $11.5 million in companies to which it was previously committed to provide such financing.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

4. Schedule of Investments in and Advances to Affiliates
The following schedules present information about investments in and advances to affiliates for the year ended December 31, 2019 and year ended December 31, 2018:

Year Ended December 31, 2019:		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(2)	December 31, 2018 Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2019 Value
Portfolio Company	Type of Investment(1)
Affiliate Investments:
Jocassee Partners LLC	9.1% Member Interest	$—	$71,543	$—	$—	$10,229,813	$—	$10,229,813

Total Affiliate Investments		$—	$71,543	$—	$—	$10,229,813	$—	$10,229,813

(1)	Equity and equity-linked investments are non-income producing, unless otherwise noted.

(2)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.

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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

5. Borrowings
The Company had the following borrowings outstanding as of December 31, 2019 and 2018:

Issuance/Pooling Date	Maturity Date	Interest Rate as of December 31, 2019	December 31, 2019	December 31, 2018
Credit Facilities:
August 3, 2018 - Class A	—	—	$—	$190,000,000
August 3, 2018 - Class A-1	August 3, 2020	2.940%	107,200,000	380,000,000
February 21, 2019	February 21, 2024	3.704%	245,288,419	—
Total Credit Facilities			$352,488,419	$570,000,000
Debt Securitization:
May 9, 2019 - Class A-1 2019 Notes	April 15, 2027	3.021%	$266,710,176	$—
May 9, 2019 - Class A-2 2019 Notes	April 15, 2027	3.651%	51,500,000	—
Less: Deferred financing fees			(1,545,702)	—
Total Debt Securitization			$316,664,474	$—
August 2018 Credit Facility
On July 3, 2018, the Company formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company (“BSF”), the primary purpose of which is to function as the Company's special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into the August 2018 Credit Facility (as subsequently amended in December 2018) with Bank of America, N.A., as administrative agent (the "Administrative Agent") and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018 (the "Security Agreement") pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments (the "Pledged Property"). In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property is held in the custody of State Street Bank and Trust Company, as collateral administrator (the "Collateral Administrator"). The Collateral Administrator maintains and performs certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator is authorized to make distributions and payments from Pledged Property based only on the written instructions of the Administrative Agent.
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, the Company reduced its Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, the Company further reduced its Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced its Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. Effective August 14, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $250.0 million to $177.0 million. Effective October 29, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $177.0 million to $150.0 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in the Company's Consolidated Statements of Operations. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
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
Under the August 2018 Credit Facility, BSF has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for credit facilities of this nature. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within two business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by BSF of certain ineligible assets; (d) the insolvency or bankruptcy of BSF; and (e) the decline of BSF’s NAV below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate. As of December 31, 2019, BSF was in compliance with all covenants under the August 2018 Credit Facility.
Borrowings of BSF are considered borrowings by Barings BDC, Inc. for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of BSF under the August 2018 Credit Facility are non-recourse to Barings BDC, Inc.
As of December 31, 2019 and December 31, 2018, BSF had borrowings of $107.2 million and $570.0 million, respectively, outstanding under the August 2018 Credit Facility. As of December 31, 2019 and December 31, 2018, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $107.2 million and $570.0 million, respectively. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February 2019 Credit Facility
On February 21, 2019, the Company entered into the February 2019 Credit Facility (as subsequently amended in December 2019) with ING Capital LLC ("ING"), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. Additionally, the Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company's assets and guaranteed by certain subsidiaries of the Company. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Borrowings under the February 2019 Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or, after one year, 1.00% if the Company receives an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or, after one year, 2.00% if the Company receives an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.25% (or, after one year, 2.00% if the Company receives an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or, after one year, 2.20% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility.
In addition, the Company pays a commitment fee of (i) for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that is six months after the closing date of the February 2019 Credit Facility, 0.375% per annum on undrawn amounts, and (ii) for the period beginning on the date that is six months after the closing date of the February 2019 Credit Facility, (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum shareholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of December 31, 2019, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of December 31, 2019, the Company had U.S. dollar borrowings of $195.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 4.054%, borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £4.7 million ($6.3 million) with an interest rate of 3.0%, and borrowings denominated in Euros of €38.0 million ($42.7 million) with an interest rate of 2.25%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Consolidated Statements of Operations.
As of December 31, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $245.3 million. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
During the year ended December 31, 2019, $30.0 million of the Class A-1 2019 Notes were repaid. As of December 31, 2019, the Company had borrowings of $266.7 million outstanding under the Class A-1 2019 Notes with an interest rate of 3.021% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 3.651%. As of December 31, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $266.8 million and $51.5 million, respectively. The fair value determinations of the Company’s 2019 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

6. Income Taxes
The Company has elected for federal income tax purposes to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its minimum distribution requirements for 2019, 2018 and 2017 and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
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
Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2019, 2018 and 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold and non-deductible taxes paid during the year as follows:

	December 31,
	2019	2018	2017
Additional paid-in capital	$(7,773,706)	$5,085,295	$(689,101)
Total distributable earnings (loss)	$7,773,706	$(5,085,295)	$689,101
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2016-2019), and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.

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
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Ordinary income	$26,927,706	$19,960,181	$77,484,420
Tax return of capital	—	850,745	—
Distributions on a tax basis	$26,927,706	$20,810,926	$77,484,420
The Company may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and may designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, the Company will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. For the years ended December 31, 2019, 2018 and 2017, the Company did not elect to designate retained net capital gains as deemed distributions.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2019, 2018 and 2017, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
	2019	2018	2017
Undistributed net investment income	$2,537,913	$—	$18,384,766
Accumulated capital losses	(267,368,444)	(272,527,795)	(87,489,121)
Other permanent differences relating to the Company's formation	1,975,543	1,975,543	1,975,543
Other temporary differences	(4)	(12,896)	(7,410,910)
Unrealized depreciation	(20,085,620)	(51,413,098)	(107,847,526)
Components of distributable earnings at year end	$(282,940,612)	$(321,978,246)	$(182,387,248)

Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. Capital losses realized under current law will carry forward retaining their classification as long-term or short-term losses. As of December 31, 2019, the Company had $1.8 million of short-term capital losses and $265.6 million of long-term capital losses, none of which will expire.
For federal income tax purposes, the cost of investments owned as of December 31, 2019 and December 31, 2018 was approximately $1,192.7 million and $1,173.3 million, respectively. As of December 31, 2019, net unrealized depreciation on the Company's investments (tax basis) was approximately $20.1 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $2.5 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $22.6 million. The cost of investments owned (tax basis) listed above does not include the RIC's basis in the Taxable Subsidiary. As of December 31, 2019 and December 31, 2018, the cost (tax basis) of the RIC's investment in the Taxable Subsidiary was approximately $18.0 million and $20.6 million, respectively. As of December 31, 2018, net unrealized depreciation on the Company's investments (tax basis) was approximately $51.4 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $1.6 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $53.0 million.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

7. Derivative Instruments
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
The following table presents the Company's foreign currency forward contracts as of December 31, 2019:

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Balance Sheet Location of Net Amounts
Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	$(2,028)	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	€142,781	$158,547	01/02/20	1,724	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	$506,967	€453,920	04/20/20	(5,440)	Accounts payable and accrued liabilities

Foreign currency forward contract (GBP)	$165,691	£132,253	01/02/20	(9,511)	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	$180,277	£140,000	01/02/20	(5,188)	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	$272,560	£210,000	01/02/20	(5,638)	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	£350,000	$460,824	01/02/20	2,839	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	$89,436	£67,000	01/02/20	678	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	£199,253	$258,037	01/02/20	5,924	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	$227,890	£175,529	04/02/20	(5,216)	Accounts payable and accrued liabilities

Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	(2,687)	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	322,233kr	$33,265	01/02/20	1,158	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	598,336kr	$63,581	01/02/20	337	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	$97,360	912,212kr	04/02/20	(511)	Accounts payable and accrued liabilities
Total				$(23,559)

8. Equity-Based and Other Compensation Plans
Prior to the Asset Sale Transaction, the Company utilized the Triangle Capital Corporation Omnibus Incentive Plan (the "Omnibus Plan") as part of its compensation programs. The Omnibus Plan provided for grants of restricted stock, incentive stock options, non-statutory stock options and cash-based and/or stock-based performance awards, collectively, "Awards," to the Company’s employees and independent directors. Equity-based awards granted under the Omnibus Plan to independent directors generally vested over a one-year period and equity-based awards granted under the Omnibus Plan to executive officers and employees generally vested ratably over a four-year period. The Company accounted for its equity-based compensation using the fair value method, as prescribed by ASC Topic 718, Stock Compensation. Accordingly, for restricted stock awards, the Company measured the grant date fair value based upon the market price of the Company’s common stock on the date of the grant and amortized this fair value to compensation expense ratably over the requisite service period or vesting term.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table presents information with respect to equity-based compensation for the years ended December 31, 2018 and 2017:

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
9. Transactions with Controlled Companies
During the year ended December 31, 2018, the Company received management and other fees from SRC Worldwide, Inc., a wholly-owned subsidiary of CRS-SPV, Inc., of $100,000. During the year ended December 31, 2018, the Company received management and other fees from SRC Worldwide, Inc. totaling $400,000. These fees were recognized as fee income in the Company's Consolidated Statements of Operations. In addition, during each of the years ended December 31, 2018 and 2017, the Company recognized dividend and interest income from control investments as disclosed in Note 4 - Schedule of Investments in and Advances to Affiliates. As part of the Asset Sale Transaction, all control investments were sold on July 31, 2018.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

10. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of December 31, 2019 and 2018 were as follows:

Portfolio Company	Investment Type	December 31, 2019	December 31, 2018
Anju Software, Inc.(1)	Delayed Draw Term Loan	$1,981,371	$—
Arch Global Precision, LLC	Delayed Draw Term Loan	1,012,661	—
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	712,567	—
Aveanna Healthcare Holdings, Inc.(1)	Delayed Draw Term Loan	—	804,620
Campaign Monitor (UK) Limited(1)	Delayed Draw Term Loan	1,859,111	—
Contabo Finco S.À R.L (2)	EUR Capex Term Loan	1,013,849	—
Dart Buyer, Inc.	Delayed Draw Term Loan	4,294,503	—
Heartland, LLC	Delayed Draw Term Loan	8,729,695	—
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(3)	Accordion Facility	2,605,531	—
Jocassee Partners LLC	Joint Venture	40,000,000	—
JS Held, LLC	Delayed Draw Term Loan	—	2,275,039
Kene Acquisition, Inc.	Delayed Draw Term Loan	1,076,427	—
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	4,367,284	6,172,840
Options Technology Ltd.	Delayed Draw Term Loan	2,918,447	—
Premier Technical Services Group(4)	Acquisition Facility	1,297,915	—
Process Equipment, Inc.(1)	Delayed Draw Term Loan	654,493	—
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	1,666,994	—
PSC UK Pty Ltd.(5)	GBP Acquisition Facility	1,010,706	—
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	927,046	1,325,699
Springbrook Software (SBRK Intermediate, Inc.)	Delayed Draw Term Loan	3,896,663	—
The Hilb Group, LLC	Delayed Draw Term Loan	2,904,066	—
Transportation Insight, LLC	Delayed Draw Term Loan	2,464,230	5,516,932
Truck-Lite Co., LLC	Delayed Draw Term Loan	3,205,128	—
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	—	3,153,265
Validity Inc.(1)	Delayed Draw Term Loan	898,298	—
Total unused commitments to extend financing		$89,496,985	$19,248,395

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.

(2)	Actual commitment amount is denominated in Euros (€903,207). Commitment was translated into U.S. dollars using the December 31, 2019 spot rate.

(3)	Actual commitment amount is denominated in Euros (€2,321,187). Commitment was translated into U.S. dollars using the December 31, 2019 spot rate.

(4)	Actual commitment amount is denominated in British pounds sterling (£979,743). Commitment was translated into U.S. dollars using the December 31, 2019 spot rate.

(5)	Actual commitment amount is denominated in British pounds sterling (£762,941). Commitment was translated into U.S. dollars using the December 31, 2019 spot rate.

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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint alleged certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019 the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. The plaintiff filed its opening brief with the United States Court of Appeals for the Fourth Circuit on January 6, 2020. The time for the defendants to respond has not yet expired.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

11. Financial Highlights

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per share data:
Net asset value at beginning of period	$10.98	$13.43	$15.13	$15.23	$16.11
Net investment income (loss)(1)	0.61	—	1.55	1.62	2.16
Net realized gain (loss) on investments / foreign currency(1)	(0.08)	(3.17)	(1.11)	0.05	(0.83)
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	0.64	1.08	(1.04)	(0.72)	0.17
Total increase (decrease) from investment operations(1)	1.17	(2.09)	(0.60)	0.95	1.50
Dividends paid to stockholders from net investment income	(0.54)	(0.41)	(1.65)	(1.89)	(2.11)
Dividends paid to stockholders from realized gains	—	—	—	—	(0.25)
Tax return of capital to stockholders	—	(0.02)	—	—	—
Total dividends and distributions paid	(0.54)	(0.43)	(1.65)	(1.89)	(2.36)
Common stock offerings	—	—	0.61	0.72	—
Purchase of shares in tender offer	—	0.13	—	—	—
Purchases of shares in share repurchase plan	0.07	—	—	—	—
Stock-based compensation(1)	—	0.17	(0.01)	0.09	0.01
Shares issued pursuant to Dividend Reinvestment Plan	—	—	0.01	0.04	0.03
Loss on extinguishment of debt(1)	(0.01)	(0.21)	—	—	(0.04)
Benefit from (provision for) taxes(1)	(0.01)	0.02	(0.02)	(0.01)	(0.01)
Other(2)	—	(0.04)	(0.04)	—	(0.01)
Net asset value at end of period	$11.66	$10.98	$13.43	$15.13	$15.23
Market value at end of period(3)	$10.28	$9.01	$9.49	$18.34	$19.11
Shares outstanding at end of period	48,950,803	51,284,064	47,740,832	40,401,292	33,375,126
Net assets at end of period	$570,874,709	$562,967,287	$641,275,374	$611,156,258	$508,367,755
Average net assets	$579,198,975	$628,154,942	$667,188,287	$556,549,060	$524,579,829
Ratio of total expenses, prior to waiver of base management fee, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets	7.90%	14.54%	7.74%	9.93%	9.81%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets	7.90%	14.31%	7.74%	9.93%	9.81%
Ratio of net investment income to average net assets	5.27%	(0.01)%	10.83%	10.58%	13.65%
Portfolio turnover ratio	113.99%	228.49%	37.02%	24.61%	37.62%
Total return(4)	20.27%	18.18%	(42.15)%	5.86%	5.82%

(1)	Weighted average per share data—basic and diluted.

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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

12. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2019. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$18,339,758	$19,601,688	$19,304,107	$18,402,792
Net investment income	7,957,287	7,412,882	7,987,175	7,194,252
Net increase in net assets resulting from operations	33,162,313	9,247,050	5,195,491	10,586,780
Net investment income per share	$0.16	$0.15	$0.16	$0.15
	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$26,076,087	$25,473,491	$12,072,396	$16,601,651
Net investment income (loss)	12,724,178	10,061,869	(31,053,306)	8,206,537
Net increase (decrease) in net assets resulting from operations	14,471,653	15,316,880	(101,390,384)	(42,680,285)
Net investment income (loss) per share	$0.27	$0.21	$(0.59)	$0.16
13. Subsequent Events
Subsequent to December 31, 2019, the Company made approximately $107.5 million of new middle-market private debt and equity commitments, of which approximately $73.4 million closed and funded. The $73.4 million of investments consist of ten first lien senior secured debt investments with a weighted average yield of 6.5%, one mezzanine note with a yield of 8.0% and one equity investment.
On January 13, 2020, the Company provided notice to the lenders under the August 2018 Credit Facility that the Company would reduce total commitments under the August 2018 Credit Facility from $150.0 million to $80.0 million, effective January 21, 2020. In addition, on February 21, 2020, the Company extended the maturity date of the August 2018 Credit Facility from August 3, 2020 to August 3, 2021.
On February 27, 2020, the Board declared a quarterly distribution of $0.16 per share payable on March 18, 2020 to holders of record as of March 11, 2020.
On February 27, 2020, the Board approved an open-market share repurchase program for fiscal year 2020 (the “2020 Share Repurchase Program”). Under the 2020 Share Repurchase Program, the Company is authorized during fiscal year 2020 to repurchase up to a maximum of 5.0% of the amount of shares outstanding as of February 27, 2020 if shares trade below NAV per share, subject to liquidity and regulatory constraints.
Purchases under the 2020 Share Repurchase Program may be made in open-market transactions and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. Purchases may be made from time to time at the Company's discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The Company's repurchase activity will be disclosed in its periodic reports for the relevant fiscal periods.