Form 10-Q
period 2020-03-31
Barings BDC, Inc.
filed 2020-04-30
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on April 30, 2020 was 47,961,753.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,101,299,662 and $1,085,866,720 as of March 31, 2020 and December 31, 2019, respectively)	$964,896,944	$1,066,845,054
Affiliate investments (cost of $10,158,270 and $10,158,270 as of March 31, 2020 and December 31, 2019, respectively)	6,396,590	10,229,813
Short-term investments (cost of $100,459,806 and $96,568,940 as of March 31, 2020 and December 31, 2019, respectively)	100,459,806	96,568,940
Total investments at fair value	1,071,753,340	1,173,643,807
Cash	7,458,729	21,991,565
Interest and fees receivable	6,575,093	5,265,980
Prepaid expenses and other assets	1,984,055	1,112,559
Deferred financing fees	5,032,860	5,366,119
Receivable from unsettled transactions	4,138,890	45,254,808
Total assets	$1,096,942,967	$1,252,634,838
Liabilities:
Accounts payable and accrued liabilities	$5,620,633	$5,191,552
Interest payable	2,019,724	2,491,534
Payable from unsettled transactions	13,862,282	4,924,150
Borrowings under credit facilities	339,825,929	352,488,419
Debt securitization	289,869,491	316,664,474
Total liabilities	651,198,059	681,760,129
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 48,288,822 and 48,950,803 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	48,289	48,951
Additional paid-in capital	848,982,942	853,766,370
Total distributable earnings (loss)	(403,286,323)	(282,940,612)
Total net assets	445,744,908	570,874,709
Total liabilities and net assets	$1,096,942,967	$1,252,634,838
Net asset value per share	$9.23	$11.66

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$17,396,411	$17,861,319
Short-term investments	277,991	172,695
Total interest income	17,674,402	18,034,014
Fee and other income:
Non-Control / Non-Affiliate investments	960,993	301,057
Total fee and other income	960,993	301,057
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	43,572	—
Total payment-in-kind interest income	43,572	—
Interest income from cash	631	4,687
Total investment income	18,679,598	18,339,758
Operating expenses:
Interest and other financing fees	6,004,133	5,844,172
Base management fee (Note 2)	3,912,373	2,450,995
Compensation expenses	48,410	118,444
General and administrative expenses (Note 2)	1,400,614	1,968,860
Total operating expenses	11,365,530	10,382,471
Net investment income	7,314,068	7,957,287
Realized and unrealized gains (losses) on investments and foreign currency transactions:
Net realized losses:
Non-Control / Non-Affiliate investments	(157,978)	(129,775)
Net realized losses on investments	(157,978)	(129,775)
Foreign currency transactions	(144,394)	—
Net realized losses	(302,372)	(129,775)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(117,361,056)	25,397,188
Affiliate investments	(3,833,223)	—
Net unrealized appreciation (depreciation) on investments	(121,194,279)	25,397,188
Foreign currency transactions	1,798,226	—
Net unrealized appreciation (depreciation)	(119,396,053)	25,397,188
Net realized losses and unrealized appreciation (depreciation) on investments and foreign currency transactions	(119,698,425)	25,267,413
Loss on extinguishment of debt	(137,390)	(44,395)
Provision for taxes	—	(17,992)
Net increase (decrease) in net assets resulting from operations	$(112,521,747)	$33,162,313
Net investment income per share—basic and diluted	$0.15	$0.16
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$(2.30)	$0.65
Dividends/distributions per share:
Total dividends/distributions per share	$0.16	$0.12
Weighted average shares outstanding—basic and diluted	48,887,393	51,157,646
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2018	51,284,064	$51,284	$884,894,249	$(321,978,246)	$562,967,287
Net investment income	—	—	—	7,957,287	7,957,287
Net realized loss on investments / foreign currency transactions	—	—	—	(129,775)	(129,775)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	25,397,188	25,397,188
Loss on extinguishment of debt	—	—	—	(44,395)	(44,395)
Provision for taxes	—	—	—	(17,992)	(17,992)
Dividends / distributions	—	—	—	(6,106,789)	(6,106,789)
Purchases of shares in repurchase plan	(593,405)	(593)	(5,860,904)	—	(5,861,497)
Balance, March 31, 2019	50,690,659	$50,691	$879,033,345	$(294,922,722)	$584,161,314

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2019	48,950,803	$48,951	$853,766,370	$(282,940,612)	$570,874,709
Net investment income	—	—	—	7,314,068	7,314,068
Net realized loss on investments / foreign currency transactions	—	—	—	(302,372)	(302,372)
Net unrealized depreciation of investments / foreign currency transactions	—	—	—	(119,396,053)	(119,396,053)
Loss on extinguishment of debt	—	—	—	(137,390)	(137,390)
Dividends / distributions	—	—	—	(7,823,964)	(7,823,964)
Purchases of shares in repurchase plan	(661,981)	(662)	(4,783,428)	—	(4,784,090)
Balance, March 31, 2020	48,288,822	$48,289	$848,982,942	$(403,286,323)	$445,744,908

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(112,521,747)	$33,162,313
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(123,200,667)	(93,255,027)
Repayments received / sales of portfolio investments	155,852,583	58,368,472
Purchases of short-term investments	(221,916,363)	(174,926,000)
Sales of short-term investments	218,025,496	157,735,568
Loan origination and other fees received	2,704,423	987,006
Net realized loss on investments	157,978	129,775
Net realized gain on foreign currency transactions	144,394	—
Net unrealized (appreciation) depreciation of investments	121,194,279	(25,397,188)
Net unrealized appreciation of foreign currency transactions	(1,798,226)	—
Payment-in-kind interest accrued, net of payments received	(43,572)	—
Amortization of deferred financing fees	375,257	180,746
Loss on extinguishment of debt	137,390	44,395
Accretion of loan origination and other fees	(658,005)	(224,397)
Amortization / accretion of purchased loan premium/discount	(188,402)	(58,115)
Changes in operating assets and liabilities:
Interest and fees receivables	(1,483,011)	760,970
Prepaid expenses and other assets	(798,647)	1,238,741
Accounts payable and accrued liabilities	452,640	712,245
Interest payable	(471,825)	(415,364)
Net cash provided by (used in) operating activities	35,963,975	(40,955,860)
Cash flows from financing activities:
Borrowings under credit facilities	58,085,614	85,000,000
Repayments of credit facilities	(69,000,000)	(35,000,000)
Repayment of debt securitization	(26,974,371)	—
Financing fees paid	—	(6,446,227)
Purchases of shares in repurchase plan	(4,784,090)	(5,861,497)
Cash dividends / distributions paid	(7,823,964)	(6,106,789)
Net cash provided by (used in) financing activities	(50,496,811)	31,585,487
Net decrease in cash	(14,532,836)	(9,370,373)
Cash, beginning of period	21,991,565	12,426,982
Cash, end of period	$7,458,729	$3,056,609
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,407,506	$5,589,938
See accompanying notes.

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (4.7%)*(5) (7)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.9% Cash, Acquired 07/19, Due 07/25)	$21,526,442	$21,136,934	$20,328,720
		First Lien Senior Secured Term Loan (LIBOR + 7.25%, 9.1% Cash, Acquired 07/19, Due 07/25)	861,058	845,559	813,149
			22,387,500	21,982,493	21,141,869

24 Hour Fitness Worldwide, Inc. (0.2%)*(4) (6)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.0% Cash, Acquired 08/18, Due 05/25)	4,600,734	4,639,316	950,834
			4,600,734	4,639,316	950,834

Accelerate Learning, Inc. (1.5%)*(5) (7)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.6% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,443,961	6,876,195
			7,567,965	7,443,961	6,876,195

Accurus Aerospace Corporation (4.7%)*(5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.9% Cash, Acquired 10/18, Due 10/24)	24,687,500	24,394,140	21,078,219
			24,687,500	24,394,140	21,078,219

Acrisure, LLC (0.4%)*(5)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.2% Cash, Acquired 03/20, Due 01/27)	2,000,000	1,705,897	1,760,000
			2,000,000	1,705,897	1,760,000

ADE Holding (1.6%)*(3) (5) (7)	Education Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 01/20, Due 01/27)	8,119,653	7,877,923	7,195,172
			8,119,653	7,877,923	7,195,172

ADMI Corp. (0.6%)*(6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.2% Cash, Acquired 08/18, Due 04/25)	3,439,232	3,449,519	2,813,292
			3,439,232	3,449,519	2,813,292

Aftermath Bidco Corporation (2.6%)*(5) (7)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.6% Cash, Acquired 04/19, Due 04/25)	12,228,228	11,989,939	11,538,341
			12,228,228	11,989,939	11,538,341

AlixPartners LLP (1.1%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.5% Cash, Acquired 09/18, Due 04/24)	4,948,980	4,966,795	4,713,903
			4,948,980	4,966,795	4,713,903

Alliant Holdings LP (1.0%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 09/18, Due 05/25)	4,910,038	4,916,565	4,448,494
			4,910,038	4,916,565	4,448,494

Altice USA, Inc. (0.5%)*(3) 5)	Cable & Satellite	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 2.9% Cash, Acquired 09/18, Due 01/26)	2,500,000	2,200,984	2,387,500
			2,500,000	2,200,984	2,387,500

American Dental Partners, Inc. (2.0%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.6% Cash, Acquired 11/18, Due 03/23)	9,875,000	9,857,356	8,864,450
			9,875,000	9,857,356	8,864,450

American Scaffold, Inc. (2.1%)*(5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.9% Cash, Acquired 09/19, Due 09/25)	9,760,320	9,557,753	9,192,823
			9,760,320	9,557,753	9,192,823

Anchorage Capital CLO Ltd: Series 2013-1A (0.3%)*(3) (5)	Structured Finance	Structured Secured Note - Class DR (LIBOR + 6.80%, 8.6% Cash, Acquired 03/20, Due 10/30)	2,000,000	1,731,301	1,161,024
			2,000,000	1,731,301	1,161,024

Anju Software, Inc. (2.8%)*(5) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.0% Cash, Acquired 02/19, Due 02/25)	13,785,391	13,484,333	12,619,606
			13,785,391	13,484,333	12,619,606

Apex Bidco Limited (1.2%)*(3) (5) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.50%, 7.2% Cash, Acquired 01/20, Due 01/27)	5,200,232	5,340,436	4,843,543
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	624,027	640,912	581,882
			5,824,259	5,981,348	5,425,425

Apex Tool Group, LLC (1.2%)*(4) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.8% Cash, Acquired 08/18, Due 08/24)	7,100,211	6,975,856	5,428,679
			7,100,211	6,975,856	5,428,679

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Apollo Aviation: Series 2018-2 (0.1%)*(5)	Structured Finance	Structured Secured Note - Class A (4.5% Cash, Acquired 03/20, Due 11/38)	$438,449	$396,842	$348,142
			438,449	396,842	348,142

Applied Systems Inc. (1.0%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 09/19, Due 09/24)	4,950,631	4,979,410	4,546,313
			4,950,631	4,979,410	4,546,313

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (1.1%)*(5) (7)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.9% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,862,667	4,729,482
			4,959,088	4,862,667	4,729,482

Arch Global Precision LLC (2.4%)*(5) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 04/26)	11,617,064	11,391,746	10,574,134
			11,617,064	11,391,746	10,574,134

Armstrong Transport Group (Pele Buyer, LLC ) (1.0%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.7% Cash, Acquired 06/19, Due 06/24)	4,667,670	4,575,187	4,363,613
			4,667,670	4,575,187	4,363,613

Ascend Learning, LLC (1.0%)*(6)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 09/18, Due 07/24)	4,949,239	4,957,965	4,386,263
			4,949,239	4,957,965	4,386,263

Ascensus Specialties, LLC (1.5%)*(5) (7)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.3% Cash, Acquired 09/19, Due 09/26)	7,072,578	7,005,966	6,745,137
			7,072,578	7,005,966	6,745,137

ASPEQ Heating Group LLC (1.9%)*(5) (7)	Building Products, Air and Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	9,012,748	8,884,960	8,563,426
			9,012,748	8,884,960	8,563,426

Auxi International (0.3%)*(3) (5) (7)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/19, Due 12/26)	1,536,151	1,510,882	1,434,617
			1,536,151	1,510,882	1,434,617

Avantor, Inc. (0.3%)*(3) (6)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 3.3% Cash, Acquired 08/18, Due 11/24)	1,473,324	1,489,912	1,384,925
			1,473,324	1,489,912	1,384,925

Aveanna Healthcare Holdings, Inc. (0.9%)*(6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 03/24)	1,469,772	1,454,776	1,102,329
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 10/18, Due 03/24)	3,520,857	3,521,688	2,834,290
			4,990,629	4,976,464	3,936,619

AVSC Holding Corp. (0.7%)*(4) (5) (6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.9% Cash, Acquired 08/18, Due 03/25)	4,929,647	4,906,293	3,081,030
			4,929,647	4,906,293	3,081,030

Bass Pro Group, LLC(0.4%)*(5)	General Merchandise Stores	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/20, Due 09/24)	1,994,885	1,776,865	1,665,729
			1,994,885	1,776,865	1,665,729

Bausch Health Companies Inc. (0.9%)*(3) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.6% Cash, Acquired 08/18, Due 05/25)	4,459,459	4,477,179	4,219,764
			4,459,459	4,477,179	4,219,764

BDP International, Inc. (f/k/a BDP Buyer, LLC) (5.2%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.2% Cash, Acquired 12/18, Due 12/24)	24,687,500	24,282,829	22,967,101
			24,687,500	24,282,829	22,967,101

Beacon Pointe Advisors, LLC (0.1%)*(5)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (Prime + 4.0%, 7.3% Cash, Acquired 03/20, Due 03/26)	636,364	613,868	613,864
			636,364	613,868	613,864

Benify (Bennevis AB) (0.3%)*(3) (5) (7)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.75%, 6.1% Cash, Acquired 07/19, Due 07/26)	1,317,114	1,364,563	1,245,171
			1,317,114	1,364,563	1,245,171

Berlin Packaging LLC (1.0%)*(6)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.6% Cash, Acquired 08/18, Due 11/25)	4,949,622	4,959,673	4,293,797
			4,949,622	4,959,673	4,293,797

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Blackhawk Network Holdings Inc. (0.9%)*(6)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 11/18, Due 06/25)	$4,949,622	$4,949,622	$3,995,038
			4,949,622	4,949,622	3,995,038

Boxer Parent Company Inc. (0.4%)*(5)	Software/Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.2% Cash, Acquired 03/20, Due 10/25)	1,994,950	1,795,455	1,646,332
			1,994,950	1,795,455	1,646,332

Brown Machine Group Holdings, LLC (1.1%)*(5) (7)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.7% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,234,256	4,828,048
			5,286,022	5,234,256	4,828,048

Cadent, LLC (f/k/a Cross MediaWorks) (1.7%)*(5) (7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.7% Cash, Acquired 09/18, Due 09/23)	7,866,556	7,811,570	7,458,014
			7,866,556	7,811,570	7,458,014

Carlyle Aviation Partners Ltd.: Series 2019-2 (0.2%)*(5)	Structured Finance	Structured Secured Note - Class A (3.4% Cash, Acquired 3/20, Due 10/39)	964,351	872,844	728,880
			964,351	872,844	728,880

Classic Collision (Summit Buyer, LLC) (0.7%)*(5) (7)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/20, Due 01/26)	3,931,284	3,627,325	3,030,934
			3,931,284	3,627,325	3,030,934

CM Acquisitions Holdings Inc. (4.3%)*(5) (7)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/19, Due 05/25)	20,486,082	20,151,519	19,271,009
			20,486,082	20,151,519	19,271,009

CMT Opco Holding, LLC (1.3%)*(5) (7)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 01/20, Due 01/25)	5,464,405	5,358,220	5,152,533
		LLC Units (37,453 units, Acquired 01/20)		403,774	403,885
			5,464,405	5,761,994	5,556,418

Confie Seguros Holding II Co. (0.4%)*(5)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.1% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,355,262	1,720,825
			2,500,000	2,355,262	1,720,825

Contabo Finco S.À R.L (0.3%)*(3) (5) (7)	Internet Software and Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 10/19, Due 10/26)	1,279,093	1,254,101	1,176,476
			1,279,093	1,254,101	1,176,476

Container Store Group, Inc., (The) (0.5%)*(6) (7)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/18, Due 09/23)	2,909,422	2,911,419	2,211,161
			2,909,422	2,911,419	2,211,161

Core & Main LP (0.8%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.3% Cash, Acquired 09/18, Due 08/24)	3,969,543	3,984,703	3,483,274
			3,969,543	3,984,703	3,483,274

CPI International Inc. (0.9%)*(6)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 07/24)	4,734,929	4,741,311	3,866,874
			4,734,929	4,741,311	3,866,874

Dart Buyer, Inc. (2.5%)*(3) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 04/19, Due 04/25)	12,404,514	12,151,274	11,359,778
			12,404,514	12,151,274	11,359,778

Davis Vision Incorporation (0.7%)*(6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.5% Cash, Acquired 08/18, Due 12/24)	3,959,494	3,957,694	3,322,015
			3,959,494	3,957,694	3,322,015

Diamond Sports Group, LLC (0.2%)* (5) (7)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.2% Cash, Acquired 03/20, Due 07/26)	997,494	778,045	768,070
			997,494	778,045	768,070

Dimora Brands, Inc. (0.5%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.6% Cash, Acquired 08/18, Due 08/24)	2,941,442	2,944,231	2,316,385
			2,941,442	2,944,231	2,316,385

Distinct Holdings, Inc. (1.6%)*(5) (7)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.2% Cash, Acquired 04/19, Due 12/23)	7,573,737	7,495,759	7,215,115
			7,573,737	7,495,759	7,215,115

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
DreamStart Bidco SAS (2.1%)*(3) (5) (7)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.8% PIK, Acquired 03/20, Due 03/27)	$9,642,912	$9,333,109	$9,289,395
			9,642,912	9,333,109	9,289,395

Duff & Phelps Corporation (0.9%)*(4) (6)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 09/18, Due 02/25)	3,959,596	3,966,332	3,880,404
			3,959,596	3,966,332	3,880,404

Edelman Financial Center, LLC, The (0.9%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.2% Cash, Acquired 09/18, Due 07/25)	4,949,875	4,985,042	4,170,269
			4,949,875	4,985,042	4,170,269

Elmwood CLO: Series 2019-1A (0.4%)*(3) (5)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.10%, 8.9% Cash, Acquired 03/20, Due 04/30)	3,000,000	2,674,494	1,917,546
			3,000,000	2,674,494	1,917,546

Endo International PLC (1.6%)*(3) (4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 09/18, Due 04/24)	7,858,586	7,915,930	7,013,788
			7,858,586	7,915,930	7,013,788

Envision Healthcare Corp. (0.2%)* (5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.7% Cash, Acquired 03/20, Due 10/25)	1,994,950	1,566,035	1,007,449
			1,994,950	1,566,035	1,007,449

Exeter Property Group, LLC (2.7%)*(5) (7)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.1% Cash, Acquired 02/19, Due 08/24)	12,406,250	12,253,600	12,098,913
			12,406,250	12,253,600	12,098,913

ExGen Renewables IV, LLC (0.6%)*(3) (6)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.6% Cash, Acquired 09/18, Due 11/24)	2,865,257	2,887,504	2,564,405
			2,865,257	2,887,504	2,564,405

Eyemart Express (0.7%)*(6)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 08/24)	3,434,603	3,443,946	3,159,835
			3,434,603	3,443,946	3,159,835

Fieldwood Energy LLC (0.7%)*(4) (5) (6)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 08/18, Due 04/22)	10,000,000	10,058,503	3,125,000
			10,000,000	10,058,503	3,125,000

Filtration Group Corporation (0.9%)*(6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 09/18, Due 03/25)	4,761,604	4,790,220	4,112,836
			4,761,604	4,790,220	4,112,836

Flex Acquisition Holdings, Inc. (2.0%)*(4) (5) (6) (7)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 08/18, Due 06/25)	9,782,731	9,799,467	8,853,371
			9,782,731	9,799,467	8,853,371

Frazer Consultants, LLC (d/b/a Tribute Technology) (1.4%)*(5) (7)	Software Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.0% Cash, Acquired 11/19, Due 08/23)	6,723,572	6,661,280	6,418,197
			6,723,572	6,661,280	6,418,197

GoldenTree Loan Opportunities IX, Limited: Series 2014-9A (0.2%)*(3) (5)	Structured Finance	Structured Secured Note - Class DR2 (LIBOR + 3.0%, 4.8% Cash, Acquired 03/20, Due 10/29)	1,250,000	891,523	968,186
			1,250,000	891,523	968,186

Graftech International Ltd. (1.7%)*(3) (4) (6) (7)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 02/25)	9,013,889	9,078,586	7,751,944
			9,013,889	9,078,586	7,751,944

Gulf Finance, LLC (0.1%)*(4)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.8% Cash, Acquired 10/18, Due 08/23)	1,056,310	926,479	527,099
			1,056,310	926,479	527,099

Harbor Freight Tools USA Inc.(1.2%)*(6)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.5% Cash, Acquired 08/18, Due 08/23)	5,964,408	5,919,128	5,391,825
			5,964,408	5,919,128	5,391,825

Hayward Industries, Inc. (1.4%)*(4) (6)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 08/24)	8,191,992	8,216,306	6,420,474
			8,191,992	8,216,306	6,420,474

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Heartland, LLC (1.1%)*(5) (7)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.2% Cash, Acquired 08/19, Due 08/25)	$5,490,270	$5,299,385	$4,734,877
			5,490,270	5,299,385	4,734,877

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.6%)*(3) (5) (7)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 09/19, Due 09/26)	7,753,965	7,611,566	7,153,509
			7,753,965	7,611,566	7,153,509

Hertz Corporation (The) (0.9%)*(3) (6)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.7% Cash, Acquired 09/18, Due 06/23)	5,784,062	5,776,437	4,063,303
			5,784,062	5,776,437	4,063,303

Highbridge Loan Management Ltd: Series 2014A-19 (0.1%)*(3) (5)	Structured Finance	Structured Secured Note - Class E (LIBOR + 6.75%, 8.5% Cash, Acquired 03/20, Due 07/30)	1,000,000	832,862	616,196
			1,000,000	832,862	616,196

Holley Performance Products (Holley Purchaser, Inc.) (4.5%)*(5) (7)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 10/18, Due 10/25)	22,253,313	21,975,345	20,267,955
			22,253,313	21,975,345	20,267,955

Hub International Limited (1.0%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 08/18, Due 04/25)	4,950,193	4,954,624	4,598,729
			4,950,193	4,954,624	4,598,729

HW Holdco, LLC (1.6%)*(5) (7)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 12/18, Due 12/24)	7,565,524	7,411,114	7,270,764
			7,565,524	7,411,114	7,270,764

Hyland Software Inc. (1.0%)*(6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 09/18, Due 07/24)	4,949,749	4,987,034	4,578,518
			4,949,749	4,987,034	4,578,518

Hyperion Materials & Technologies, Inc. (3.0%)*(5) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 08/19, Due 08/26)	13,960,764	13,724,102	13,318,242
			13,960,764	13,724,102	13,318,242

IM Analytics Holding, LLC (d/b/a NVT) (1.6%)*(5) (7)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.8% Cash, Acquired 11/19, Due 11/23)	8,271,382	8,195,576	7,012,144
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,271,382	8,195,576	7,012,144

Immucor Inc. (0.5%)*(4)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.5% Cash, Acquired 09/18, Due 06/21)	2,459,738	2,476,473	2,103,076
			2,459,738	2,476,473	2,103,076

Infor Software Parent, LLC (1.1%)*(6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 08/18, Due 02/22)	4,957,297	4,962,868	4,751,569
			4,957,297	4,962,868	4,751,569

Institutional Shareholder Services, Inc. (1.0%)*(5) (7)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.6% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,819,565	4,666,765
			4,951,685	4,819,565	4,666,765

Internet Brands, Inc. (0.7%)*(6)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 08/18, Due 09/24)	3,959,391	3,980,821	3,329,848
			3,959,391	3,980,821	3,329,848

ION Trading Technologies Ltd. (2.7%)*(3) (4) (6)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.1% Cash, Acquired 08/18, Due 11/24)	14,736,181	14,709,362	12,034,597
			14,736,181	14,709,362	12,034,597

ISS#2, LLC (1.6%)*(5) (7)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.2% Cash, Acquired 02/20, Due 02/26)	7,876,109	7,721,854	7,164,191
			7,876,109	7,721,854	7,164,191

Jade Bidco Limited (2.5%)*(3) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 11/19, Due 12/26)	10,327,357	10,054,224	9,649,972
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 11/19, Due 12/26)	1,807,731	1,768,788	1,689,159
			12,135,088	11,823,012	11,339,131

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Jaguar Holding Company I (1.0%)*(6)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.5% Cash, Acquired 08/18, Due 08/22)	$4,909,794	$4,910,599	$4,673,093
			4,909,794	4,910,599	4,673,093

Kenan Advantage Group Inc. (0.8%)*(4) (5) (6)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 07/22)	4,299,188	4,296,946	3,472,927
			4,299,188	4,296,946	3,472,927

Kene Acquisition, Inc. (1.6%)*(5) (7)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.5% Cash, Acquired 08/19, Due 08/26)	7,372,005	7,231,241	6,937,791
			7,372,005	7,231,241	6,937,791

K-Mac Holdings Corp. (0.2%)*(6)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 03/25)	991,692	994,571	774,343
			991,692	994,571	774,343

Kronos Inc. (1.2%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 11/23)	5,982,834	6,001,608	5,430,678
			5,982,834	6,001,608	5,430,678

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.5%)*(5) (7)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/18, Due 10/24)	7,867,759	7,657,519	6,484,499
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	160,670
			7,867,759	7,811,839	6,645,169

LTI Holdings, Inc. (1.9%)*(4) (6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 09/18, Due 09/25)	11,820,000	11,873,893	8,658,150
			11,820,000	11,873,893	8,658,150

Mallinckrodt Plc (0.5%)*(3) (4) (5) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.2% Cash, Acquired 08/18, Due 09/24)	3,245,783	3,235,793	2,173,052
			3,245,783	3,235,793	2,173,052

MB2 Dental Solutions, LLC (1.7%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.2% Cash, Acquired 09/19, Due 09/23)	8,032,372	7,950,773	7,390,799
			8,032,372	7,950,773	7,390,799

Media Recovery, Inc. (0.5%)*(5) (7)	Containers, Packaging and Glass	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.4% Cash, Acquired 11/19, Due 11/25)	2,233,126	2,190,567	2,075,938
			2,233,126	2,190,567	2,075,938

Men's Wearhouse, Inc. (The) (0.7%)*(4) (6)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.8% Cash, Acquired 08/18, Due 04/25)	9,819,989	9,899,537	3,338,796
			9,819,989	9,899,537	3,338,796

Nautilus Power, LLC (0.6%)*(6)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 09/18, Due 05/24)	3,213,479	3,226,157	2,610,952
			3,213,479	3,226,157	2,610,952

Neuberger Berman CLO Ltd: Series 2020-36A (0.4%)*(3) (5)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.81%, 9.3% Cash, Acquired 03/20, Due 04/33)	2,500,000	2,475,849	1,624,998
			2,500,000	2,475,849	1,624,998

NFP Corp. (0.8%)*(4) (6)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.2% Cash, Acquired 08/18, Due 02/27)	3,969,309	3,948,804	3,387,131
			3,969,309	3,948,804	3,387,131

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.6%)*(5) (7)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	11,994,231	11,945,348	11,415,501
			11,994,231	11,945,348	11,415,501

Nouryon Finance B.V. (0.4%)*(5)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.9% Cash, Acquired 03/20, Due 10/25)	1,994,830	1,785,373	1,775,399
			1,994,830	1,785,373	1,775,399

Omaha Holdings LLC (1.0%)*(6)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 03/24)	4,949,239	4,977,354	4,266,244
			4,949,239	4,977,354	4,266,244

Omnitracs, LLC (0.9%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.0% Cash, Acquired 08/18, Due 03/25)	4,585,931	4,574,286	3,966,830
			4,585,931	4,574,286	3,966,830

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Options Technology Ltd. (2.3%)*(3) (5) (7)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.6% Cash, Acquired 12/19, Due 12/25)	$11,062,374	$10,793,293	$10,287,486
			11,062,374	10,793,293	10,287,486

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (0.9%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.8% Cash, Acquired 08/18, Due 06/25)	4,891,582	4,893,721	4,139,501
			4,891,582	4,893,721	4,139,501

Panther BF Aggregator 2 LP (0.4%)*(5)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.4% Cash, Acquired 03/20, Due 04/26)	1,994,987	1,796,586	1,815,439
			1,994,987	1,796,586	1,815,439

Pare SAS (SAS Maurice MARLE) (2.9%)*(3) (5) (7)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 5.8% Cash, 1.0% PIK, Acquired 12/19, Due 12/26)	13,605,905	13,529,750	12,806,964
			13,605,905	13,529,750	12,806,964

PAREXEL International Corp. (1.3%)*(4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.7% Cash, Acquired 09/18, Due 09/24)	6,661,931	6,637,585	5,654,314
			6,661,931	6,637,585	5,654,314

Patriot New Midco 1 Limited (3.8%)*(3) (5) (7)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.5% Cash, Acquired 02/20, Due 02/27)	10,017,545	9,722,458	9,309,895
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 02/20, Due 02/27)	8,258,064	7,958,815	7,674,705
			18,275,609	17,681,273	16,984,600

Penn Engineering & Manufacturing Corp. (0.3%)*(6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.1% Cash, Acquired 09/18, Due 06/24)	1,670,793	1,681,911	1,445,236
			1,670,793	1,681,911	1,445,236

Phoenix Services International LLC (0.5%)*(6)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 08/18, Due 03/25)	2,947,368	2,957,002	2,365,263
			2,947,368	2,957,002	2,365,263

Playtika Holding Corp. (0.8%)*(5)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.1% Cash, Acquired 03/20, Due 12/24)	3,950,000	3,638,620	3,666,904
			3,950,000	3,638,620	3,666,904

PODS Enterprises, Inc. (1.0%)*(6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 12/24)	4,949,257	4,961,952	4,380,092
			4,949,257	4,961,952	4,380,092

Premier Technical Services Group (0.6%)*(3) (5) (7)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 8.2% Cash, Acquired 08/19, Due 08/26)	2,763,994	2,614,265	2,499,015
			2,763,994	2,614,265	2,499,015

Pro Mach Inc. (1.1%)*(5) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.7% Cash, Acquired 08/18, Due 03/25)	5,894,737	5,879,313	4,686,316
			5,894,737	5,879,313	4,686,316

ProAmpac Intermediate Inc. (1.8%)*(4) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.0% Cash, Acquired 08/18, Due 11/23)	9,821,105	9,833,623	8,139,240
			9,821,105	9,833,623	8,139,240

Process Equipment, Inc. (1.4%)*(5) (7)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 03/19, Due 03/25)	6,762,500	6,652,627	6,210,803
			6,762,500	6,652,627	6,210,803

Professional Datasolutions, Inc. (PDI) (4.8%)*(5) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.6% Cash, Acquired 03/19, Due 10/24)	23,099,675	23,068,529	21,596,933
			23,099,675	23,068,529	21,596,933

PSC UK Pty Ltd. (0.2%)*(3) (5) (7)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.3% Cash, Acquired 11/19, Due 11/24)	816,105	818,177	745,537
			816,105	818,177	745,537

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (1.0%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 04/24)	4,949,109	4,949,273	4,454,198
			4,949,109	4,949,273	4,454,198

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Radiate HoldCo, LLC (0.4%)*(5)	Cable & Satellite	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 03/20, Due 02/24)	$1,994,870	$1,766,457	$1,828,637
			1,994,870	1,766,457	1,828,637

RedPrairie Holding, Inc. (1.1%)*(6)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 10/23)	4,948,849	4,976,284	4,701,407
			4,948,849	4,976,284	4,701,407

Refinitiv US Holdings, Inc.(0.6%)*(5)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.2% Cash, Acquired 03/20, Due 10/25)	3,028,048	2,738,637	2,894,299
			3,028,048	2,738,637	2,894,299

Renaissance Learning, Inc. (1.0%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.9% Cash, Acquired 08/18, Due 05/25)	5,377,634	5,374,193	4,441,012
			5,377,634	5,374,193	4,441,012

Reynolds Group Holdings Ltd. (1.0%)*(6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.7% Cash, Acquired 09/18, Due 02/23)	4,948,801	4,965,283	4,664,245
			4,948,801	4,965,283	4,664,245

RR Ltd: Series 2019-6A (0.3%)*(3) (5)	Structured Finance	Structured Secured Note - Class D (LIBOR + 6.75%, 8.6% Cash, Acquired 03/20, Due 04/30)	2,000,000	1,645,756	1,339,974
			2,000,000	1,645,756	1,339,974

Ruffalo Noel Levitz, LLC (2.1%)*(5) (7)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.5% Cash, Acquired 01/19, Due 05/22)	9,690,146	9,593,659	9,357,713
			9,690,146	9,593,659	9,357,713

Scaled Agile, Inc. (1.0%)*(5) (7)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,882,074	4,838,283	4,653,475
			4,882,074	4,838,283	4,653,475

SCI Packaging Inc. (0.9%)*(6)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.1% Cash, Acquired 08/18, Due 04/24)	4,949,109	4,939,954	4,011,897
			4,949,109	4,939,954	4,011,897

Seadrill Ltd. (0.4%)*(3) (4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.5% Cash, Acquired 09/18, Due 02/21)	9,781,800	9,545,825	1,632,778
			9,781,800	9,545,825	1,632,778

Seaworld Entertainment, Inc. (1.1%)*(3) (6)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 03/24)	5,938,775	5,930,438	4,836,419
			5,938,775	5,930,438	4,836,419

Serta Simmons Bedding LLC (0.4%)*(4) (5)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 10/19, Due 11/23)	4,949,173	3,931,390	1,942,551
			4,949,173	3,931,390	1,942,551

SIWF Holdings, Inc. (1.2%)*(4) (6)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	5,939,547	5,973,385	5,167,406
			5,939,547	5,973,385	5,167,406

SK Blue Holdings, LP (0.8%)*(6) (7)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.6% Cash, Acquired 09/18, Due 10/25)	4,150,105	4,148,042	3,589,841
			4,150,105	4,148,042	3,589,841

Smile Brands Group Inc. (1.2%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.2% Cash, Acquired 10/18, Due 10/24)	5,881,339	5,832,832	5,345,574
			5,881,339	5,832,832	5,345,574

Solenis International, LLC (f/k/a Solenis Holdings, L.P.) (1.0%)*(5) (6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.6% Cash, Acquired 08/18, Due 06/25)	5,418,741	5,447,200	4,262,761
			5,418,741	5,447,200	4,262,761

Springbrook Software (SBRK Intermediate, Inc.) (2.2%)*(5) (7)	Enterprise Software and Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.2% Cash, Acquired 12/19, Due 12/26)	10,494,688	10,250,925	9,738,198
			10,494,688	10,250,925	9,738,198

SRS Distribution, Inc. (0.9%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.1% Cash, Acquired 09/18, Due 05/25)	4,962,217	4,890,462	4,180,668
			4,962,217	4,890,462	4,180,668

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Syniverse Holdings, Inc. (1.5%)*(4) (6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 08/18, Due 03/23)	$10,315,789	$10,282,570	$6,602,105
			10,315,789	10,282,570	6,602,105

Tahoe Subco 1 Ltd. (2.3%)*(3) (4) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 06/24)	11,892,601	11,901,219	10,108,711
			11,892,601	11,901,219	10,108,711

Team Health Holdings, Inc. (1.0%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 02/24)	6,875,949	6,674,171	4,297,468
			6,875,949	6,674,171	4,297,468

Tempo Acquisition LLC (1.1%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.7% Cash, Acquired 09/18, Due 05/24)	5,575,420	5,591,687	4,962,124
			5,575,420	5,591,687	4,962,124

The Hilb Group, LLC (2.0%)*(5) (7)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.2% Cash, Acquired 12/19, Due 12/26)	9,614,065	9,331,744	8,912,763
			9,614,065	9,331,744	8,912,763

Total Safety U.S. Inc. (1.3%)*(5)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.6% Cash, Acquired 11/19, Due 08/25)	7,131,781	6,838,425	5,733,952
			7,131,781	6,838,425	5,733,952

Transit Technologies LLC(1.3%)*(5) (7)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.5% Cash, Acquired 02/20, Due 02/25)	6,785,305	6,553,578	6,011,316
			6,785,305	6,553,578	6,011,316

Transportation Insight, LLC (5.2%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.0% Cash, Acquired 08/18, Due 12/24)	24,694,375	24,505,303	23,299,846
			24,694,375	24,505,303	23,299,846

Truck-Lite Co., LLC (4.0%)*(5) (7)	Automotive Parts and Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	19,566,347	19,132,477	17,981,237
			19,566,347	19,132,477	17,981,237

Trystar, LLC (3.5%)*(5) (7)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/18, Due 09/23)	15,637,813	15,438,586	15,008,960
		LLC Units (361.5 units, Acquired 09/18)		361,505	478,619
			15,637,813	15,800,091	15,487,579

U.S. Anesthesia Partners, Inc. (2.3%)*(4) (6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 09/18, Due 06/24)	13,550,698	13,600,227	10,050,146
			13,550,698	13,600,227	10,050,146

U.S. Silica Company (0.2%)*(3) (4) (5)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,499,090	1,502,341	742,050
			1,499,090	1,502,341	742,050

USF Holdings LLC (0.4%)*(6) (7)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.0% Cash, Acquired 08/18, Due 12/21)	3,179,420	3,186,533	1,971,241
			3,179,420	3,186,533	1,971,241

USI Holdings Corp. (1.0%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 05/24)	4,949,239	4,944,572	4,503,807
			4,949,239	4,944,572	4,503,807

USIC Holdings, Inc. (0.7%)*(5) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/18, Due 12/23)	3,940,980	3,957,094	3,310,423
			3,940,980	3,957,094	3,310,423

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (3.4%)*(5) (7)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,471,764	16,230,226	14,952,162
			16,471,764	16,230,226	14,952,162

Validity, Inc. (1.0%)*(5) (7)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.2% Cash, Acquired 07/19, Due 05/25)	5,064,096	4,914,824	4,521,019
			5,064,096	4,914,824	4,521,019

Veritas Bermuda Intermediate Holdings Ltd. (1.0%)*(6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.0% Cash, Acquired 09/18, Due 01/23)	4,948,980	4,785,483	4,206,633
			4,948,980	4,785,483	4,206,633

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
VF Holding Corp. (2.3%)*(4) (5) (6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.2% Cash, Acquired 08/18, Due 07/25)	$11,850,000	$11,855,036	$10,379,533
			11,850,000	11,855,036	10,379,533

Wilsonart, LLC (0.9%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.7% Cash, Acquired 11/18, Due 12/23)	4,949,109	4,949,109	3,959,288
			4,949,109	4,949,109	3,959,288

Winebow Group, LLC, (The) (2.6%)*(4) (5)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 11/19, Due 07/21)	9,850,615	9,003,888	7,430,220
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 10/19, Due 01/22)	7,141,980	4,813,864	4,285,188
			16,992,595	13,817,752	11,715,408

World 50, Inc. (2.2%)*(5) (7)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/20, Due 01/26)	10,676,915	10,418,800	9,843,048
			10,676,915	10,418,800	9,843,048

Xperi Corp. (0.4%)*(3) (6)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.5% Cash, Acquired 08/18, Due 12/23)	2,049,364	2,042,739	1,936,649
			2,049,364	2,042,739	1,936,649

Subtotal Non–Control / Non–Affiliate Investments			1,119,947,562	1,101,299,662	964,896,944

Affiliate Investment:
Jocassee Partners LLC (1.4%)*(3) (5) (8)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		10,158,270	6,396,590
				10,158,270	6,396,590

Subtotal Affiliate Investment				10,158,270	6,396,590

Short-Term Investments:

BNY Mellon Investment Advisor, Inc. (7.4%)*(4) (5)	Money Market Fund	Dreyfus Government Cash Management Fund (0.3% yield)	33,074,956	33,074,956	33,074,956
			33,074,956	33,074,956	33,074,956

Federated Investment Management Company (15.1%)*(4) (5)	Money Market Fund	Federated Government Obligation Fund (0.3% yield)	67,384,850	67,384,850	67,384,850
			67,384,850	67,384,850	67,384,850

Subtotal Short-Term Investment			100,459,806	100,459,806	100,459,806

Total Investments, March 31, 2020 (240.4%)*			$1,220,407,368	$1,211,917,738	$1,071,753,340

Barings BDC, Inc. Unaudited Consolidated Schedule of Investments — (Continued) March 31, 2020

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (EUR)	$1,693,757	€1,553,920	04/02/20	$(11,282)
Foreign currency forward contract (EUR)	€1,553,920	$1,707,242	04/02/20	(2,203)
Foreign currency forward contract (EUR)	$844,974	€765,998	07/02/20	1,579

Foreign currency forward contract (GBP)	£2,450,952	$2,950,101	04/02/20	88,957
Foreign currency forward contract (GBP)	$3,006,436	£2,450,952	04/02/20	(32,622)
Foreign currency forward contract (GBP)	£1,861,505	$2,289,223	07/02/20	22,487

Foreign currency forward contract (SEK)	$97,360	912,202kr	04/02/20	5,289
Foreign currency forward contract (SEK)	912,212kr	$90,838	04/02/20	1,232
Foreign currency forward contract (SEK)	$57,195	571,416kr	07/02/20	(589)

Total Foreign Currency Forward Contracts, March 31, 2020				$72,848

*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended, (the "1940 Act") based on, among other things, the input of the Company's external investment adviser, Barings LLC ("Barings") the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

(2)
All of the Company’s portfolio company investments, which as of March 31, 2020 represented 240% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 16.4% of total investments at fair value as of March 31, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)
Some or all of the investment is or will be encumbered as security for Barings BDC Senior Funding I, LLC's credit facility entered into in August 2018 with Bank of America, N.A., as subsequently amended in December 2018 and February 2020 (the "August 2018 Credit Facility").

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

(8)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended March 31, 2020 were as follows:

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2019 Value	Gross Additions (c)	Gross Reductions (d)	March 31, 2020 Value
Portfolio Company	Type of Investment(a)
Jocassee Partners LLC	9.1% Member Interest	$—	$(3,833,223)	$—	$10,229,813	$—	$3,833,223	$6,396,590

Total Affiliate Investments		$—	$(3,833,223)	$—	$10,229,813	$—	$3,833,223	$6,396,590

(a)	Equity and equity-linked investments are non-income producing, unless otherwise noted.

(b)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.

(c)
Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(d)
Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

See accompanying notes.

Barings BDC, Inc. Consolidated Schedule of Investments December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (3.9%)*(5) (7)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 7.25%, 9.2% Cash, Acquired 07/19, Due 07/25)	$22,445,913	$22,024,832	$22,000,839
			22,445,913	22,024,832	22,000,839

24 Hour Fitness Worldwide, Inc. (0.6%)*(4) (6)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 05/25)	4,612,441	4,652,772	3,475,889
			4,612,441	4,652,772	3,475,889

Accelerate Learning, Inc. (1.3%)*(5) (7)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 12/18, Due 12/24)	7,567,964	7,438,417	7,271,525
			7,567,964	7,438,417	7,271,525

Accurus Aerospace Corporation (4.1%)*(5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 10/18, Due 10/24)	24,750,000	24,442,153	23,423,629
			24,750,000	24,442,153	23,423,629

Acrisure, LLC (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 08/18, Due 11/23)	4,961,929	4,986,542	4,968,131
			4,961,929	4,986,542	4,968,131

ADMI Corp. (0.6%)*(6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 08/18, Due 04/25)	3,447,500	3,458,266	3,449,672
			3,447,500	3,458,266	3,449,672

Aftermath Bidco Corporation (2.1%)*(5) (7)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.8% Cash, Acquired 04/19, Due 04/25)	12,259,030	12,010,502	12,016,813
			12,259,030	12,010,502	12,016,813

AlixPartners LLP (0.9%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 04/24)	4,961,735	4,980,608	4,985,005
			4,961,735	4,980,608	4,985,005

Alliant Holdings LP (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 05/25)	4,922,531	4,929,349	4,919,775
			4,922,531	4,929,349	4,919,775

American Dental Partners, Inc. (1.7%)*(5)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 11/18, Due 03/23)	9,900,000	9,880,958	9,751,500
			9,900,000	9,880,958	9,751,500

American Scaffold, Inc. (1.7%)*(5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 09/19, Due 09/25)	9,784,844	9,574,185	9,576,821
			9,784,844	9,574,185	9,576,821

Anju Software, Inc. (2.4%)*(5) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.4% Cash, Acquired 02/19, Due 02/25)	13,820,065	13,505,384	13,485,435
			13,820,065	13,505,384	13,485,435

Apex Tool Group, LLC (1.2%)*(4) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 08/18, Due 08/24)	7,145,435	7,014,166	7,032,680
			7,145,435	7,014,166	7,032,680

Applied Systems Inc. (0.9%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 09/19, Due 09/24)	4,963,321	4,993,617	4,978,360
			4,963,321	4,993,617	4,978,360

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.9%)*(5) (7)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.1% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,857,998	4,859,316
			4,959,088	4,857,998	4,859,316

Arch Global Precision LLC (1.4%)*(5) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.6% Cash, Acquired 04/19, Due 04/26)	8,285,058	8,160,532	8,202,739
			8,285,058	8,160,532	8,202,739

Armstrong Transport Group (Pele Buyer, LLC ) (0.8%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.5% Cash, Acquired 06/19, Due 06/24)	4,679,427	4,581,840	4,575,617
			4,679,427	4,581,840	4,575,617

Ascend Learning, LLC (0.9%)*(6)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 07/24)	4,961,928	4,971,130	4,989,864
			4,961,928	4,971,130	4,989,864

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Ascensus Specialties, LLC (1.4%)*(5) (7)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.4% Cash, Acquired 09/19, Due 09/26)	$8,092,810	$8,014,212	$8,023,386
			8,092,810	8,014,212	8,023,386

ASPEQ Heating Group LLC (1.8%)*(5) (7)	Building Products, Air and Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 11/19, Due 11/25)	10,535,858	10,381,002	10,403,101
			10,535,858	10,381,002	10,403,101

AssuredPartners Capital, Inc. (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 10/24)	4,957,568	4,966,915	4,968,722
			4,957,568	4,966,915	4,968,722

Auxi International (1.0%)*(3) (5) (7)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/19, Due 12/26)	5,578,822	5,359,131	5,429,359
			5,578,822	5,359,131	5,429,359

Avantor, Inc. (0.3%)*(3) (6)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 11/24)	1,477,017	1,494,467	1,489,320
			1,477,017	1,494,467	1,489,320

Aveanna Healthcare Holdings, Inc. (0.8%)*(6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 10/18, Due 03/24)	1,473,559	1,457,678	1,415,545
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 10/18, Due 03/24)	3,529,748	3,530,607	3,400,700
			5,003,307	4,988,285	4,816,245

AVSC Holding Corp. (1.4%)*(4) (5) (6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.1% Cash, Acquired 08/18, Due 03/25)	7,879,699	7,843,898	7,840,301
			7,879,699	7,843,898	7,840,301

Bausch Health Companies Inc. (0.8%)*(3) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.7% Cash, Acquired 08/18, Due 05/25)	4,581,718	4,600,701	4,604,627
			4,581,718	4,600,701	4,604,627

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.3%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 12/18, Due 12/24)	24,750,000	24,326,180	24,449,263
			24,750,000	24,326,180	24,449,263

Benify (Bennevis AB) (0.2%)*(3) (5) (7)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.75%, 5.85% Cash, Acquired 07/19, Due 07/26)	1,394,029	1,363,957	1,373,219
			1,394,029	1,363,957	1,373,219

Berlin Packaging LLC (1.5%)*(4) (5) (6)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.7% Cash, Acquired 08/18, Due 11/25)	8,372,500	8,389,597	8,297,734
			8,372,500	8,389,597	8,297,734

Blackhawk Network Holdings Inc. (0.9%)*(6)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 11/18, Due 06/25)	4,962,217	4,962,217	4,957,056
			4,962,217	4,962,217	4,957,056

Brown Machine Group Holdings, LLC (0.9%)*(5) (7)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,231,847	5,016,305
			5,286,022	5,231,847	5,016,305

Cadent, LLC (f/k/a Cross MediaWorks) (1.4%)*(5) (7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 09/18, Due 09/23)	7,866,556	7,806,344	7,827,224
			7,866,556	7,806,344	7,827,224

Capital Automotive LLC (0.9%)*(6)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 09/18, Due 03/24)	4,987,277	4,999,916	4,998,199
			4,987,277	4,999,916	4,998,199

CM Acquisitions Holdings Inc. (f/k/a Campaign Monitor (UK) Limited) (3.5%)*(5) (7)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.5% Cash, Acquired 05/19, Due 05/25)	20,537,685	20,188,267	20,161,398
			20,537,685	20,188,267	20,161,398

Confie Seguros Holding II Co. (0.4%)*(5) (7)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.4% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,350,797	2,312,500
			2,500,000	2,350,797	2,312,500

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Contabo Finco S.À R.L (0.9%)*(3) (5) (7)	Internet Software and Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.75% Cash, Acquired 10/19, Due 10/26)	$5,069,246	$4,853,087	$4,900,448
			5,069,246	4,853,087	4,900,448

Container Store Group, Inc., (The) (0.5%)*(6) (7)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 09/18, Due 09/23)	2,929,197	2,931,249	2,753,445
			2,929,197	2,931,249	2,753,445

Core & Main LP (0.7%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 08/24)	3,979,695	3,995,692	3,978,024
			3,979,695	3,995,692	3,978,024

CPG Intermediate LLC (0.4%)*(6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 11/24)	2,110,623	2,112,734	2,122,506
			2,110,623	2,112,734	2,122,506

CPI International Inc. (0.8%)*(6)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 07/24)	4,747,070	4,753,808	4,557,187
			4,747,070	4,753,808	4,557,187

Dart Buyer, Inc. (1.8%)*(3) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 04/19, Due 04/25)	10,571,782	10,307,197	10,315,912
			10,571,782	10,307,197	10,315,912

Dimora Brands, Inc. (0.5%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 08/24)	2,941,442	2,944,373	2,919,381
			2,941,442	2,944,373	2,919,381

Distinct Holdings, Inc. (1.3%)*(5) (7)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 04/19, Due 12/23)	7,592,719	7,509,950	7,519,228
			7,592,719	7,509,950	7,519,228

Duff & Phelps Corporation (1.2%)*(4) (6)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 02/25)	6,754,286	6,769,081	6,725,310
			6,754,286	6,769,081	6,725,310

Edelman Financial Center, LLC, The (f/k/a Edelman Financial Group, Inc.) (0.9%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 07/25)	4,962,406	4,999,143	4,986,176
			4,962,406	4,999,143	4,986,176

Endo International PLC (1.3%)*(3) (4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.1% Cash, Acquired 09/18, Due 04/24)	7,878,788	7,939,415	7,524,242
			7,878,788	7,939,415	7,524,242

Exeter Property Group, LLC (2.2%)*(5) (7)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.2% Cash, Acquired 02/19, Due 08/24)	12,437,500	12,276,532	12,351,037
			12,437,500	12,276,532	12,351,037

ExGen Renewables IV, LLC (f/k/a Exelon Corp.) (0.5%)*(3) (6)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 09/18, Due 11/24)	2,865,257	2,888,576	2,822,278
			2,865,257	2,888,576	2,822,278

Eyemart Express (0.6%)*(6)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 08/24)	3,452,217	3,462,081	3,456,463
			3,452,217	3,462,081	3,456,463

Fieldwood Energy LLC (1.5%)*(4) (5) (6)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 08/18, Due 04/22)	10,000,000	10,065,208	8,322,200
			10,000,000	10,065,208	8,322,200

Filtration Group Corporation (0.8%)*(6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 03/25)	4,774,230	4,804,208	4,788,840
			4,774,230	4,804,208	4,788,840

Flex Acquisition Holdings, Inc. (1.7%)*(4) (5) (6)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	9,782,731	9,800,160	9,695,077
			9,782,731	9,800,160	9,695,077

Frazer Consultants, LLC (d/b/a Tribute Technology) (1.3%)*(5) (7)	Software Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.7% Cash, Acquired 11/19, Due 08/23)	7,742,985	7,667,700	7,684,869
			7,742,985	7,667,700	7,684,869

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Graftech International Ltd. (1.6%)*(3) (4) (6) (7)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 02/25)	$9,013,889	$9,081,525	$8,980,087
			9,013,889	9,081,525	8,980,087

Gulf Finance, LLC (0.1%)*(4)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 10/18, Due 08/23)	1,058,979	920,988	826,003
			1,058,979	920,988	826,003

Harbor Freight Tools USA Inc.(1.0%)*(6)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 08/23)	5,979,675	5,931,148	5,951,870
			5,979,675	5,931,148	5,951,870

Hayward Industries, Inc. (1.4%)*(4) (6)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 08/24)	8,221,922	8,247,578	8,147,924
			8,221,922	8,247,578	8,147,924

Heartland, LLC (0.9%)*(5) (7)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 08/19, Due 08/25)	5,504,030	5,260,931	5,280,431
			5,504,030	5,260,931	5,280,431

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.2%)*(3) (5) (7)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 09/19, Due 09/26)	6,948,082	6,633,562	6,713,253
			6,948,082	6,633,562	6,713,253

Hertz Corporation (The) (1.0%)*(3) (6)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 06/23)	5,814,910	5,806,679	5,845,206
			5,814,910	5,806,679	5,845,206

Holley Performance Products (Holley Purchaser, Inc.) (3.9%)*(5) (7)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 10/18, Due 10/25)	22,309,650	22,020,784	22,015,260
			22,309,650	22,020,784	22,015,260

Hub International Limited (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 04/25)	4,962,217	4,966,855	4,955,666
			4,962,217	4,966,855	4,955,666

HW Holdco, LLC (f/k/a Hanley Wood LLC) (1.3%)*(5) (7)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.1% Cash, Acquired 12/18, Due 12/24)	7,584,677	7,422,931	7,447,061
			7,584,677	7,422,931	7,447,061

Hyland Software Inc. (0.9%)*(6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 07/24)	4,962,312	5,001,673	4,984,046
			4,962,312	5,001,673	4,984,046

Hyperion Materials & Technologies, Inc. (2.4%)*(5) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 08/19, Due 08/26)	13,995,753	13,751,206	13,873,283
			13,995,753	13,751,206	13,873,283

IM Analytics Holding, LLC (d/b/a NVT) (1.6%)*(5) (7)	Electronic Instruments and Components	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 8.4% Cash, Acquired 11/19, Due 11/23)	9,292,112	9,201,220	9,222,019
		Warrant (77,265 units, Acquired 11/19)		—	—
			9,292,112	9,201,220	9,222,019

Immucor Inc. (0.4%)*(4)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 09/18, Due 06/21)	2,466,061	2,486,174	2,454,496
			2,466,061	2,486,174	2,454,496

Infor Software Parent, LLC (0.9%)*(6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 02/22)	4,970,073	4,976,381	4,989,606
			4,970,073	4,976,381	4,989,606

Institutional Shareholder Services, Inc. (0.8%)*(5) (7)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.4% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,816,340	4,840,149
			4,951,685	4,816,340	4,840,149

Internet Brands, Inc.(f/k/a Micro Holding Corp.) (0.7%)*(6)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 08/18, Due 09/24)	3,969,543	3,992,088	3,973,949
			3,969,543	3,992,088	3,973,949

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
ION Trading Technologies Ltd. (2.5%)*(3) (4) (6)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.1% Cash, Acquired 08/18, Due 11/24)	$14,773,869	$14,745,732	$14,145,980
			14,773,869	14,745,732	14,145,980

IRB Holding Corporation (0.7%)*(6)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 08/18, Due 02/25)	3,969,697	3,984,302	3,990,657
			3,969,697	3,984,302	3,990,657

Jade Bidco Limited (4.2%)*(3) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 11/19, Due 12/26)	20,933,517	20,363,170	20,377,010
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 11/19, Due 12/26)	3,748,582	3,581,938	3,648,928
			24,682,099	23,945,108	24,025,938

Jaguar Holding Company I (0.9%)*(6)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 08/22)	4,922,680	4,923,566	4,945,620
			4,922,680	4,923,566	4,945,620

Kenan Advantage Group Inc. (1.1%)*(4) (5) (6)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 07/22)	6,203,297	6,200,149	6,145,172
			6,203,297	6,200,149	6,145,172

Kene Acquisition, Inc. (1.1%)*(5) (7)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 08/19, Due 08/26)	6,635,895	6,488,912	6,490,475
			6,635,895	6,488,912	6,490,475

K-Mac Holdings Corp. (0.2%)*(6)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 03/25)	994,342	997,356	979,925
			994,342	997,356	979,925

Kronos Inc. (1.1%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 08/18, Due 11/23)	5,998,096	6,018,120	6,024,727
			5,998,096	6,018,120	6,024,727

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.4%)*(5) (7)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 10/18, Due 10/24)	7,887,705	7,666,906	7,550,895
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	163,135
			7,887,705	7,821,226	7,714,030

LTI Holdings, Inc. (1.9%)*(4) (6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 09/25)	11,850,000	11,906,192	10,610,016
			11,850,000	11,906,192	10,610,016

Mallinckrodt Plc (0.5%)*(3) (4) (5) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.9% Cash, Acquired 08/18, Due 09/24)	3,254,149	3,243,401	2,648,519
			3,254,149	3,243,401	2,648,519

MB2 Dental Solutions, LLC (0.8%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 09/19, Due 09/23)	4,723,425	4,670,058	4,671,419
			4,723,425	4,670,058	4,671,419

Media Recovery, Inc. (0.6%)*(5) (7)	Containers, Packaging and Glass	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 11/19, Due 11/25)	3,233,126	3,169,337	3,176,175
			3,233,126	3,169,337	3,176,175

Men's Wearhouse, Inc. (The) (1.4%)*(4) (6)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.9% Cash, Acquired 08/18, Due 04/25)	9,845,114	9,928,392	7,843,307
			9,845,114	9,928,392	7,843,307

Nautilus Power, LLC (0.6%)*(6)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 09/18, Due 05/24)	3,220,650	3,234,041	3,206,157
			3,220,650	3,234,041	3,206,157

NFP Corp. (1.5%)*(4) (6)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 01/24)	8,564,081	8,562,584	8,521,261
			8,564,081	8,562,584	8,521,261

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.1%)*(5) (7)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 10/18, Due 10/25)	11,994,231	11,943,470	11,870,574
			11,994,231	11,943,470	11,870,574

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
NVA Holdings, Inc. (0.7%)*(6)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 6.5% Cash, Acquired 08/18, Due 02/25)	$3,979,900	$3,973,472	$3,975,761
			3,979,900	3,973,472	3,975,761

Omaha Holdings LLC (0.9%)*(6)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 03/24)	4,961,929	4,991,732	4,961,929
			4,961,929	4,991,732	4,961,929

Omnitracs, LLC (0.8%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 03/25)	4,619,141	4,606,867	4,600,387
			4,619,141	4,606,867	4,600,387

Options Technology Ltd. (1.9%)*(3) (5) (7)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.5% Cash, Acquired 12/19, Due 12/25)	11,090,100	10,810,546	10,838,484
			11,090,100	10,810,546	10,838,484

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (2.0%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	11,286,170	11,289,852	11,142,722
			11,286,170	11,289,852	11,142,722

Pare SAS (SAS Maurice MARLE) (2.4%)*(3) (5) (7)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 5.75% Cash, 1.0% PIK, Acquired 12/19, Due 12/26)	13,918,994	13,521,804	13,640,614
			13,918,994	13,521,804	13,640,614

PAREXEL International Corp. (1.1%)*(4) (6)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 09/24)	6,680,843	6,655,192	6,544,821
			6,680,843	6,655,192	6,544,821

Penn Engineering & Manufacturing Corp. (0.3%)*(6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 06/24)	1,684,725	1,696,539	1,682,619
			1,684,725	1,696,539	1,682,619

PeroxyChem Holdings, L.P. (1.5%)*(5) (7)	Diversified Chemicals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.1% Cash, Acquired 10/19, Due 09/24)	8,415,118	8,374,666	8,384,879
			8,415,118	8,374,666	8,384,879

Phoenix Services International LLC (0.5%)*(6)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 08/18, Due 03/25)	2,954,887	2,964,982	2,757,885
			2,954,887	2,964,982	2,757,885

PODS Enterprises, Inc. (0.9%)*(6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 12/24)	4,961,943	4,975,275	4,982,088
			4,961,943	4,975,275	4,982,088

Premier Technical Services Group (0.5%)*(3) (5) (7)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.5% Cash, Acquired 08/19, Due 08/26)	2,875,549	2,533,643	2,752,808
			2,875,549	2,533,643	2,752,808

Pro Mach Inc. (1.0%)*(5) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 08/18, Due 03/25)	5,909,774	5,893,603	5,847,013
			5,909,774	5,893,603	5,847,013

ProAmpac Intermediate Inc. (1.7%)*(4) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 11/23)	9,846,482	9,857,895	9,680,372
			9,846,482	9,857,895	9,680,372

Process Equipment, Inc. (1.1%)*(5) (7)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 03/19, Due 03/25)	6,762,500	6,635,562	6,546,325
			6,762,500	6,635,562	6,546,325

Professional Datasolutions, Inc. (PDI) (4.0%)*(5) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 03/19, Due 10/24)	23,158,008	23,120,723	22,879,936
			23,158,008	23,120,723	22,879,936

PSC UK Pty Ltd. (0.6%)*(3) (5) (7)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.3% Cash, Acquired 11/19, Due 11/24)	3,625,921	3,396,509	3,494,295
			3,625,921	3,396,509	3,494,295

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (0.9%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Acquired 08/18, Due 04/24)	$4,974,555	$4,974,727	$4,977,689
			4,974,555	4,974,727	4,977,689

Red Ventures, LLC (1.0%)*(6)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 11/24)	5,954,774	5,985,039	5,990,919
			5,954,774	5,985,039	5,990,919

RedPrairie Holding, Inc. (0.9%)*(6)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 10/23)	4,961,637	4,990,946	4,989,571
			4,961,637	4,990,946	4,989,571

Renaissance Learning, Inc. (0.9%)*(6)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 05/25)	5,391,318	5,387,730	5,354,711
			5,391,318	5,387,730	5,354,711

Reynolds Group Holdings Ltd. (0.9%)*(6)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 02/23)	4,961,637	4,979,527	4,973,297
			4,961,637	4,979,527	4,973,297

Ruffalo Noel Levitz, LLC (1.7%)*(5) (7)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 01/19, Due 05/22)	9,714,617	9,607,656	9,641,334
			9,714,617	9,607,656	9,641,334

Scaled Agile, Inc. (0.9%)*(5) (7)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 06/19, Due 06/24)	4,986,980	4,940,603	4,941,809
			4,986,980	4,940,603	4,941,809

SCI Packaging Inc. (0.9%)*(6)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 08/18, Due 04/24)	4,961,832	4,952,139	4,940,149
			4,961,832	4,952,139	4,940,149

Seadrill Ltd. (0.9%)*(3) (4)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 09/18, Due 02/21)	9,809,097	9,508,856	4,883,066
			9,809,097	9,508,856	4,883,066

Seaworld Entertainment, Inc. (1.0%)*(3) (6)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 03/24)	5,954,081	5,945,241	5,978,910
			5,954,081	5,945,241	5,978,910

Serta Simmons Bedding LLC (0.6%)*(4) (5)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.2% Cash, Acquired 10/19, Due 11/23)	4,961,929	3,927,986	3,184,963
			4,961,929	3,927,986	3,184,963

SIWF Holdings, Inc. (1.6%)*(4) (6)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 08/18, Due 06/25)	9,350,501	9,403,797	9,303,749
			9,350,501	9,403,797	9,303,749

SK Blue Holdings, LP (0.7%)*(6) (7)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.8% Cash, Acquired 09/18, Due 10/25)	4,160,612	4,158,472	4,129,407
			4,160,612	4,158,472	4,129,407

Smile Brands Group Inc. (0.9%)*(5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.6% Cash, Acquired 10/18, Due 10/24)	5,390,141	5,339,191	5,293,980
			5,390,141	5,339,191	5,293,980

Solenis International, LLC (f/k/a Solenis Holdings, L.P.) (1.4%)*(5) (6)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.9% Cash, Acquired 08/18, Due 06/25)	7,880,000	7,922,706	7,781,500
			7,880,000	7,922,706	7,781,500

SonicWALL, Inc. (0.8%)*(6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 05/25)	4,455,000	4,457,031	4,336,185
			4,455,000	4,457,031	4,336,185

Springbrook Software (SBRK Intermediate, Inc.) (1.8%)*(5) (7)	Enterprise Software and Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 12/19, Due 12/26)	10,520,990	10,269,533	10,294,130
			10,520,990	10,269,533	10,294,130

SRS Distribution, Inc. (0.9%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 05/25)	4,974,811	4,899,772	4,930,038
			4,974,811	4,899,772	4,930,038

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
SS&C Technologies, Inc. (0.3%)*(3) (6)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.0% Cash, Acquired 10/18, Due 04/25)	$1,742,327	$1,738,643	$1,753,042
			1,742,327	1,738,643	1,753,042

Syniverse Holdings, Inc. (1.7%)*(4) (6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 08/18, Due 03/23)	10,342,105	10,306,230	9,612,573
			10,342,105	10,306,230	9,612,573

Tahoe Subco 1 Ltd. (2.6%)*(3) (4) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.7% Cash, Acquired 09/18, Due 06/24)	14,800,754	14,806,789	14,677,463
			14,800,754	14,806,789	14,677,463

Team Health Holdings, Inc. (1.0%)*(4) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 02/24)	6,893,671	6,679,490	5,560,159
			6,893,671	6,679,490	5,560,159

Tempo Acquisition LLC (1.0%)*(6)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 05/24)	5,589,753	5,606,977	5,618,876
			5,589,753	5,606,977	5,618,876

The Hilb Group, LLC (1.8%)*(5) (7)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.4% Cash, Acquired 12/19, Due 12/26)	10,357,834	10,029,427	10,049,762
			10,357,834	10,029,427	10,049,762

Total Safety U.S. Inc. (0.8%)*(5)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 11/19, Due 08/25)	4,937,500	4,668,972	4,650,533
			4,937,500	4,668,972	4,650,533

Transportation Insight, LLC (3.9%)*(5) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.3% Cash, Acquired 08/18, Due 12/24)	22,286,485	22,088,329	22,245,067
			22,286,485	22,088,329	22,245,067

Truck-Lite Co., LLC (3.7%)*(5) (7)	Automotive Parts and Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.1% Cash, Acquired 12/19, Due 12/24)	21,794,872	21,298,442	21,337,947
			21,794,872	21,298,442	21,337,947

Trystar, LLC (2.9%)*(5) (7)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 09/18, Due 09/23)	15,999,318	15,782,579	15,963,771
		LLC Units (361.5 units, Acquired 09/18)		361,505	597,581
			15,999,318	16,144,084	16,561,352

U.S. Anesthesia Partners, Inc. (2.4%)*(4) (6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 06/24)	13,585,533	13,637,823	13,534,587
			13,585,533	13,637,823	13,534,587

U.S. Silica Company (0.2%)*(3) (4) (5)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.8% Cash, Acquired 08/18, Due 05/25)	1,502,945	1,506,348	1,324,200
			1,502,945	1,506,348	1,324,200

USF Holdings LLC (0.5%)*(6) (7)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 12/21)	3,224,841	3,233,041	2,902,357
			3,224,841	3,233,041	2,902,357

USIC Holdings, Inc. (1.2%)*(5) (6)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 12/23)	6,896,886	6,925,717	6,866,746
			6,896,886	6,925,717	6,866,746

USI Holdings Corp. (0.9%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 08/18, Due 05/24)	4,961,929	4,956,994	4,956,967
			4,961,929	4,956,994	4,956,967

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.8%)*(5) (7)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 11/18, Due 11/24)	16,513,432	16,260,417	16,107,839
			16,513,432	16,260,417	16,107,839

Validity, Inc. (0.7%)*(5) (7)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 07/19, Due 05/25)	4,178,543	3,989,821	3,977,081
			4,178,543	3,989,821	3,977,081

Venator Materials LLC (0.3%)*(3) (6)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 08/24)	1,562,199	1,566,972	1,547,873
			1,562,199	1,566,972	1,547,873

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Veritas Bermuda Intermediate Holdings Ltd. (0.8%)*(6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.3% Cash, Acquired 09/18, Due 01/23)	$4,961,735	$4,784,696	$4,767,235
			4,961,735	4,784,696	4,767,235

VF Holding Corp. (2.1%)*(4) (5) (6)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 07/25)	11,880,000	11,885,248	11,728,768
			11,880,000	11,885,248	11,728,768

Wilsonart, LLC (0.9%)*(6)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 11/18, Due 12/23)	4,961,832	4,961,832	4,970,118
			4,961,832	4,961,832	4,970,118

Winebow Group, LLC, (The) (1.7%)*(4) (5)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 11/19, Due 07/21)	7,088,420	6,425,336	6,361,857
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 9.3% Cash, Acquired 10/19, Due 01/22)	4,911,766	3,314,045	3,209,004
			12,000,186	9,739,381	9,570,861

Wink Holdco, Inc. (0.7%)*(6)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 12/24)	3,969,620	3,967,724	3,972,121
			3,969,620	3,967,724	3,972,121

Xperi Corp. (0.4%)*(3) (6)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 12/23)	2,049,364	2,042,322	2,048,729
			2,049,364	2,042,322	2,048,729

Subtotal Non–Control / Non–Affiliate Investments			1,099,631,654	1,085,886,720	1,066,845,054

Affiliate Investment:
Jocassee Partners LLC (1.8%)*(3) (5) (8)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		10,158,270	10,229,813
				10,158,270	10,229,813

Subtotal Affiliate Investment				10,158,270	10,229,813

Short-Term Investments:

BNY Mellon Investment Advisor, Inc. (12.6%)*(4) (5)	Money Market Fund	Dreyfus Government Cash Management Fund (1.5% yield)	71,963,994	71,963,994	71,963,994
			71,963,994	71,963,994	71,963,994

Federated Investment Management Company (4.3%)*(6)	Money Market Fund	Federated Government Obligation Fund (1.5% yield)	24,604,946	24,604,946	24,604,946
			24,604,946	24,604,946	24,604,946

Subtotal Short-Term Investments			96,568,940	96,568,940	96,568,940

Total Investments, December 31, 2019 (205.6%)*			$1,196,200,594	$1,192,613,930	$1,173,643,807

Barings BDC, Inc. Consolidated Schedule of Investments — (Continued) December 31, 2019

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	$(2,028)
Foreign currency forward contract (EUR)	€142,781	$158,547	01/02/20	1,724
Foreign currency forward contract (EUR)	$506,967	€453,920	04/02/20	(5,440)

Foreign currency forward contract (GBP)	$707,963	£549,253	01/02/20	(19,660)
Foreign currency forward contract (GBP)	£549,253	$718,861	01/02/20	8,763
Foreign currency forward contract (GBP)	$227,890	£175,529	04/02/20	(5,215)

Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	(2,687)
Foreign currency forward contract (SEK)	920,569kr	$96,846	01/02/20	1,495
Foreign currency forward contract (SEK)	$97,360	912,212kr	04/02/20	(511)

Total Foreign Currency Forward Contracts, December 31, 2019				$(23,559)
*    Fair value as a percentage of net assets.

(1)
All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.

(2)
All of the Company’s portfolio company investments, which as of December 31, 2019 represented 206% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.

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

(4)	Some or all of the investment is or will be encumbered as security for the August 2018 Credit Facility.

(5)	Some or all of the investment is or will be encumbered as security for the February 2019 Credit Facility.

(6)	Some or all of the investment is encumbered as security for the Company's Debt Securitization.

(7)	The fair value of the investment was determined using significant unobservable inputs.

(8)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2019 were as follows:

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2018 Value	Gross Additions (c)	Gross Reductions (d)	December 31, 2019 Value
Portfolio Company	Type of Investment(a)
Jocassee Partners LLC	9.1% Member Interest	$—	$71,543	$—	$—	$10,229,813	$—	$10,229,813

Total Affiliate Investments		$—	$71,543	$—	$—	$10,229,813	$—	$10,229,813

(a)	Equity and equity-linked investments are non-income producing, unless otherwise noted.

(b)	Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.

(c)
Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(d)
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
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. On August 2, 2018, the Company entered into an investment advisory agreement (the "Advisory Agreement") and an administration agreement (the "Administration Agreement") and became an externally-managed BDC managed by the Barings LLC ("Barings" or the "Adviser"). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. See Note 2 - Agreements and Related Party Transactions for additional information regarding the Advisory Agreement and the Administration Agreement.
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between Barings BDC, Inc. and its wholly-owned subsidiaries have been eliminated in consolidation. Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the Unaudited Consolidated Statements of Operations.
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In August 2018, the FASB issued Accounting Standards Update, 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which includes new, eliminated and modified fair value disclosure requirements. The new guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminates the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. In addition, the disclosure is modified such that the narrative description for the recurring Level 3 fair value measures should communicate information about the measurement uncertainty in fair value measurements as of the reporting date rather than a point in the future. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. The Company adopted the aforementioned guidance on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Share Purchase Programs
On September 24, 2018, the Adviser entered into a Rule 10b5-1 Purchase Plan (the “10b5-1 Plan”) that qualified for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of the Company's common stock on the open market on behalf of the Adviser in accordance with purchase guidelines specified in the 10b5-1 Plan. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, the Adviser fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of the Company's common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, the Adviser had purchased 5,084,302 shares of the Company's common stock pursuant to the 10b5-1 Plan. As of March 31, 2020, the Adviser owned a total of 13,639,681 shares of our common stock, or 28.2% of the total shares outstanding.
On February 25, 2019, the Company adopted a share repurchase plan, pursuant to Board approval, for the purpose of repurchasing shares of the Company's common stock in the open market during the 2019 fiscal year (the "2019 Share Repurchase Plan"). The Board authorized the Company to repurchase in 2019 up to a maximum of 5.0% of the amount of shares outstanding under the following targets:

•	a maximum of 2.5% of the amount of shares of the Company's common stock outstanding if shares traded below NAV per share but in excess of 90% of NAV per share; and

•	a maximum of 5.0% of the amount of shares of the Company's common stock outstanding if shares traded below 90% of NAV per share.
The 2019 Share Repurchase Plan was executed in accordance with applicable rules under the Exchange Act including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the 2019 Share Repurchase Plan. The 2019 Share Repurchase Plan was designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company was delegated the authority to repurchase shares on the Company's behalf in the open market, pursuant to, and under the terms and limitations of, the 2019 Share Repurchase Plan. During the three months ended March 31, 2019, the Company repurchased a total of 593,405 shares of its common stock in the open market under the 2019 Share Repurchase Plan at an average price of $9.88 per share, including broker commissions.
On February 27, 2020, the Board approved an open-market share repurchase program for the 2020 fiscal year (the “2020 Share Repurchase Program”). Under the 2020 Share Repurchase Program, the Company is authorized during fiscal year 2020 to repurchase up to a maximum of 5.0% of the amount of shares outstanding as of February 27, 2020 if shares trade below NAV per share, subject to liquidity and regulatory constraints.
Purchases under the 2020 Share Repurchase Program may be made in open-market transactions and include transactions being executed by a broker selected by the Company that has been delegated the authority to repurchase shares on the Company's behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. There is no assurance that the Company will purchase shares at any specific discount levels or in any specific amounts. During the three months ended March 31, 2020, the Company repurchased a total of 661,981 shares of its common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.23 per share, including broker commissions.
2. AGREEMENTS AND RELATED PARTY TRANSACTIONS
On August 2, 2018, the Company entered into the Advisory Agreement and the Administration Agreement with the Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Pursuant to the Advisory Agreement and the Administration Agreement, the Adviser serves as the Company’s investment adviser and administrator and manages its investment portfolio. The Company’s then-current board of directors unanimously approved the Advisory Agreement at an in-person meeting on March 22, 2018. The Company’s stockholders approved the Advisory Agreement at a July 24, 2018 special meeting of stockholders.

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
Base Management Fee
The Base Management Fee is calculated based on the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.375%. The annual rate of the Base Management Fee was 1.0% for the period from August 2, 2018 through December 31, 2018, and was 1.125% for the period commencing on January 1, 2019 through December 31, 2019.
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
For the three months ended March 31, 2020 and March 31, 2019, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $3.9 million and $2.5 million, respectively. As of March 31, 2020, the Base Management Fee of $3.9 million for the three months ended March 31, 2020 was unpaid and included in "Accounts payable and accrued liabilities" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2019, the Base Management Fee of $3.3 million for the three months ended December 31, 2019 was unpaid and included in "Accounts payable and accrued liabilities" in the accompanying Consolidated Balance Sheet.

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
The Income-Based Fee is calculated as follows:

(i)
For each quarter from and after August 2, 2018 through December 31, 2019 (the "Pre-2020 Period"), the Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter for which such fees were being calculated. In respect of the Pre-2020 Period, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant calendar quarter, minus the Company’s operating expenses for such quarter (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

(ii)
For each quarter beginning on and after January 1, 2020 (the "Post-2019 Period"), the Income-Based Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and the eleven preceding calendar quarters (or such fewer number of preceding calendar quarters counting each calendar quarter beginning on or after January 1, 2020) (each such period referred to as the "Trailing Twelve Quarters") for which such fees are being calculated and is payable promptly following the filing of the Company’s financial statements for such quarter. In respect of the Post-2019 Period, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant Trailing Twelve Quarters, minus the Company’s operating expenses for such Trailing Twelve Quarters (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee) divided by the number of quarters that comprise the relevant Trailing Twelve Quarters. Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

(1)
(a) With respect to the Pre-2020 Period, no Income-Based Fee for any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) did not exceed the hurdle rate;

(b) With respect to the Post-2019 Period, no Income-Based Fee for any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) does not exceed the hurdle rate;

(2)
(a) With respect to the Pre-2020 Period, 100% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeded the hurdle rate but was less than 2.5% (10% annualized) (the "Pre-2020 Catch-Up Amount"). The Pre-2020 Catch-Up Amount was intended to provide the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) when the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) reached 2% per quarter (8% annualized);
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

(3)
(a) With respect to the Pre-2020 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for such quarter, if any, that exceeded the Pre-2020 Catch-Up Amount; and

(b) With respect to the Post-2019 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeds the Post-2019 Catch-Up Amount.
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
The Capital Gains Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement), and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for such year. If the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee. The Company did not pay any Incentive Fee for the three months ended March 31, 2020 and 2019.
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

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $0.6 million, respectively, under the terms of the Administration Agreement, which amount is included in "General and administrative expenses" in the accompanying Unaudited Consolidated Statements of Operations. As of March 31, 2020, the administrative expenses for the three months ended March 31, 2020 were unpaid and included in "Accounts payable and accrued liabilities" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2019, the administrative expenses of $0.4 million incurred for the three months ended December 31, 2019 were unpaid and included in "Accounts payable and accrued liabilities" in the accompanying Consolidated Balance Sheet.

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
3. INVESTMENTS
Portfolio Composition
Excluding the Company's investment in its joint venture and short-term money market funds, as of March 31, 2020 and December 31, 2019 approximately $384.7 million and $509.9 million, respectively, or 39.9% and 47.8%, respectively, of the Company's investment portfolio was invested in syndicated senior secured loans, approximately $571.5 million and $556.9 million, respectively, or 59.2% and 52.2%, respectively, of the Company's investment portfolio was invested in senior secured, middle-market, private debt and equity investments and approximately $8.7 million and $0.0 million, respectively, or 0.9% and 0.0%, respectively, of the Company's investment portfolio was invested in structured products. Structured products include collateralized loan obligations and asset-backed securities. The Adviser's existing SEC co-investment exemptive relief under the 1940 Act, permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, in any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2020:
Senior debt and 1st lien notes	$1,071,366,322	89%	$939,164,683	88%	211%
Subordinated debt and 2nd lien notes	17,492,270	1	15,984,141	1	4
Structured products	11,521,471	1	8,704,946	1	2
Equity shares	919,599	—	1,043,174	—	—
Investment in joint venture	10,158,270	1	6,396,590	1	1
Short-term investments	100,459,806	8	100,459,806	9	23
	$1,211,917,738	100%	$1,071,753,340	100%	241%
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%	184%
Subordinated debt and 2nd lien notes	15,339,180	1	15,220,969	1	3
Equity shares	515,825	—	760,716	—	—
Investment in joint venture	10,158,270	1	10,229,813	1	2
Short-term investments	96,568,940	8	96,568,940	8	17
	$1,192,613,930	100%	$1,173,643,807	100%	206%
During the three months ended March 31, 2020, the Company purchased $27.9 million in syndicated senior secured loans, purchased $11.5 million in structured product investments, made new investments in ten middle-market portfolio companies totaling $78.1 million, consisting of ten senior secured private debt investments, one subordinated debt investment and one minority equity investment, and made additional debt investments in ten existing portfolio companies totaling $14.7 million. During the three months ended March 31, 2019, the Company purchased $0.7 million in syndicated senior secured loans, made new investments in six middle-market portfolio companies totaling $63.0 million, consisting of five senior secured private debt investments and one second lien private debt investment, and made additional debt investments in two existing portfolio companies totaling $1.7 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The industry composition of investments at fair value at March 31, 2020 and December 31, 2019, excluding short-term investments, was as follows:

	March 31, 2020		December 31, 2019
Aerospace and Defense	$56,836,827	5.9%	$71,899,486	6.7%
Automotive	49,333,049	5.1%	29,879,546	2.8%
Banking, Finance, Insurance and Real Estate	76,980,642	7.9%	83,826,677	7.8%
Beverage, Food and Tobacco	4,084,767	0.4%	11,837,328	1.1%
Capital Equipment	62,159,210	6.4%	62,694,548	5.8%
Chemicals, Plastics, and Rubber	16,373,137	1.7%	31,989,552	3.0%
Construction and Building	19,019,766	2.0%	23,222,638	2.2%
Consumer Goods: Durable	25,245,838	2.6%	30,207,496	2.8%
Consumer Goods: Non-durable	9,222,307	1.0%	13,958,377	1.3%
Containers, Packaging and Glass	27,744,690	2.9%	32,465,070	3.0%
Energy: Electricity	15,487,579	1.6%	16,561,352	1.5%
Energy: Oil and Gas	5,284,877	0.5%	14,031,270	1.3%
Healthcare and Pharmaceuticals	104,325,756	10.7%	106,336,903	9.9%
High Tech Industries	112,074,866	11.5%	124,598,066	11.6%
Hotel, Gaming and Leisure	4,836,420	0.5%	5,978,910	0.6%
Investment Funds and Vehicles	6,396,590	0.7%	10,229,813	0.9%
Media: Advertising, Printing and Publishing	19,709,507	2.0%	30,919,615	2.9%
Media: Broadcasting and Subscription	4,984,208	0.5%	—	—%
Media: Diversified and Production	30,058,870	3.1%	31,962,571	3.0%
Metals and Mining	13,681,447	1.4%	12,284,823	1.1%
Retail	20,713,218	2.1%	28,438,030	2.6%
Services: Business	128,455,332	13.2%	127,261,336	11.8%
Services: Consumer	36,125,108	3.7%	35,667,981	3.3%
Structured Products	8,704,946	0.9%	—	—%
Telecommunications	27,792,307	2.9%	33,725,812	3.1%
Transportation: Cargo	58,070,317	6.0%	83,353,452	7.7%
Transportation: Consumer	4,063,303	0.4%	5,845,206	0.5%
Utilities: Electric	12,113,148	1.2%	6,028,435	0.6%
Utilities: Oil and Gas	11,415,502	1.2%	11,870,574	1.1%
Total	$971,293,534	100.0%	$1,077,074,867	100.0%
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust ("SCRS") to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans and structured products. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. As of March 31, 2020, Jocassee had $67.4 million in senior secured private middle-market debt investments, $186.4 million in U.S. syndicated senior secured loans, $43.7 million in European syndicated senior secured loans, $21.3 million in structured product investments, $7.3 million in an equity investment and $31.8 million in a short-term investment. As of December 31, 2019, Jocassee had $41.3 million in senior secured private middle-market debt investments, $140.8 million in U.S. syndicated senior secured loans, $57.3 million in European syndicated senior secured loans, $8.2 million in an equity investment and $36.7 million in a short-term investment.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of March 31, 2020 and December 31, 2019, the Company had sold $66.9 million and $36.1 million, respectively, of its investments to Jocassee. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of March 31, 2020 and December 31, 2019, Jocassee had the following commitments, contributions and unfunded commitments from its members:

	As of March 31, 2020
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
Investment Valuation
The Company has a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
Independent Valuation Review
The Company has engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter which consist of certain limited procedures that the Company identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consist of a review of the quarterly fair values of the Company's middle-market investments, and are generally performed with respect to each middle-market investment at least once in every calendar year and for new investments, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures will generally be performed with respect to an investment where there has been a significant change in the fair value or performance of the investment. Prior to the first quarter of 2020, the Procedures were generally performed with respect to each investment every quarter beginning in the quarter after the investment was made.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The total number of senior secured, middle-market investments and the percentage of the Company's total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%
December 31, 2019	38	100%
March 31, 2020	30	62%

(1)
Exclusive of the fair value of new middle-market investments made during the quarter for which the Procedures were not performed and certain middle-market investments repaid subsequent to the end of the reporting period.

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
Valuation Techniques
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
Level 3 Unobservable Inputs
The ranges and weighted average values of the significant Level 3 inputs used in the valuation of the Company’s debt and equity securities at March 31, 2020 and December 31, 2019 are summarized as follows:

March 31, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$559,863,819	Income Approach	Implied Spread	5.4% – 12.7%	7.8%
	58,852,126	Market Approach	Pricing Service Quotes	62.0% – 98.0%	87.3%
Subordinated debt and 2nd lien notes	9,978,129	Income Approach	Implied Spread	9.8% – 10.8%	10.3%
Equity shares	1,043,174	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	9.0x – 10.7x	9.4x

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2019:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes	$528,907,788	Income Approach	Implied Spread	4.6% – 8.0%	5.7%
	26,592,519	Market Approach	Pricing Service Quotes	90.0% – 99.6%	97.9%
Subordinated debt and 2nd lien notes	9,699,465	Income Approach	Implied Spread	8.8% – 9.4%	9.1%
	2,312,500	Market Approach	Pricing Service Quotes	92.5% – 92.5%	0.925
Equity shares	760,716	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	10.0x – 12.3x	10.5x
The following tables present the Company’s investment portfolio at fair value as of March 31, 2020 and December 31, 2019, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$320,448,738	$618,715,945	$939,164,683
Subordinated debt and 2nd lien notes	—	6,006,012	9,978,129	15,984,141
Structured products	—	8,704,946	—	8,704,946
Equity shares	—	—	1,043,174	1,043,174
Short-term investments	100,459,806	—	—	100,459,806
Investments subject to leveling	$100,459,806	$335,159,696	$629,737,248	$1,065,356,750
Investment in joint venture(1)				6,396,590
				$1,071,753,340

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$495,363,062	$555,500,307	$1,050,863,369
Subordinated debt and 2nd lien notes	—	3,209,004	12,011,965	15,220,969
Equity shares	—	—	760,716	760,716
Short-term investments	96,568,940	—	—	96,568,940
Investments subject to leveling	$96,568,940	$498,572,066	$568,272,988	$1,163,413,994
Investment in joint venture(1)				10,229,813
				$1,173,643,807

(1)
The Company's investment in Jocassee is measured at fair value using net asset value and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$555,500,307	$12,011,965	$760,716	$568,272,988
New investments	97,129,668	660,263	403,774	98,193,705
Transfers in (out) of Level 3, net	57,635,811	(2,312,500)	—	55,323,311
Proceeds from sales of investments	(37,037,339)	—	—	(37,037,339)
Loan origination fees received	(2,662,115)	(19,808)	—	(2,681,923)
Principal repayments received	(10,114,829)	—	—	(10,114,829)
Accretion of loan premium	(6,389)	—	—	(6,389)
Accretion of deferred loan origination revenue	649,657	8,351	—	658,008
Realized loss	(145,784)	—	—	(145,784)
Unrealized depreciation	(42,233,042)	(370,142)	(121,316)	(42,724,500)
Fair value, end of period	$618,715,945	$9,978,129	$1,043,174	$629,737,248

Three Months Ended March 31, 2019:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$257,987,259	$7,679,132	$515,825	$266,182,216
New investments	60,509,980	4,951,685	—	65,461,665
Transfers out of Level 3	(12,738,944)	—	—	(12,738,944)
Proceeds from sales of investments	(5,917,497)	—	—	(5,917,497)
Loan origination fees received	(838,456)	(148,551)	—	(987,007)
Principal repayments received	(1,426,089)	—	—	(1,426,089)
Accretion of loan premium	(4,419)	—	—	(4,419)
Accretion of deferred loan origination revenue	217,183	5,900	—	223,083
Realized loss	(40,657)	—	—	(40,657)
Unrealized appreciation (depreciation)	966,447	(141)	(12,750)	953,556
Fair value, end of period	$298,714,807	$12,488,025	$503,075	$311,705,907
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $42.6 million during the three months ended March 31, 2020 was related to portfolio company investments that were still held by the Company as of March 31, 2020. Pre-tax net unrealized appreciation on Level 3 investments of $0.9 million during the three months March 31, 2019 was related to portfolio company investments that were still held by the Company as of March 31, 2019.
Exclusive of short-term investments, during the three months ended March 31, 2020, the Company made investments of approximately $123.1 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2020, the Company made investments of $9.0 million in portfolio companies to which it was previously committed to provide such financing.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are "Affiliated Persons" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control / Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the outstanding voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2020, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
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
Payment-in-Kind Interest
As of March 31, 2020 and December 31, 2019, the Company held investments that contained PIK interest provisions, and the Company may hold additional investments with PIK interest provisions in the future. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
Fee income for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Recurring Fee Income:
Amortization of loan origination fees	$429,549	$145,318
Management, valuation and other fees	175,755	52,309
Total Recurring Fee Income	605,304	197,627
Non-Recurring Fee Income:
Prepayment fees	84,151	—
Acceleration of unamortized loan origination fees	228,456	79,079
Advisory, loan amendment and other fees	43,082	24,351
Total Non-Recurring Fee Income	355,689	103,430
Total Fee Income	$960,993	$301,057
Concentration of Credit Risk
As of both March 31, 2020 and December 31, 2019, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2020 and December 31, 2019, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 2.4% and 2.3%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2020, $88.3 million of the Company's assets were pledged as collateral for the August 2018 Credit Facility, $669.7 million were pledged (or will be pledged when the related investment purchase settles) as collateral for the February 2019 Credit Facility, and $338.9 million were pledged as collateral for the Debt Securitization.
Investments Denominated in Foreign Currencies
As of March 31, 2020 the Company held one investment that was denominated in Swedish kronas, eight investments that were denominated in Euros and three investments that were denominated in British pounds sterling. As of December 31, 2019, the Company held one investment that was denominated in Swedish kronas, five investments that were denominated in Euros and two investments that were denominated in British pounds sterling.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

In addition, during the three months ended March 31, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Audited and Unaudited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary) is reflected net of applicable federal and state income taxes in the Company's Consolidated Statements of Operations, with the related deferred tax assets or liabilities included in "Accounts payable and accrued liabilities" in the Company's Unaudited and Audited Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

For federal income tax purposes, the cost of investments owned as of March 31, 2020 and December 31, 2019 was approximately $1,212.0 million and $1,192.7 million, respectively. As of March 31, 2020, net unrealized depreciation on the Company's investments (tax basis) was approximately $139.5 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $0.7 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $140.2 million. The cost of investments owned (tax basis) listed above does not include the RIC's basis in the Taxable Subsidiary. As of March 31, 2020 and December 31, 2019, the cost (tax basis) of the RIC's investment in the Taxable Subsidiary was approximately $18.4 million and $18.0 million, respectively. As of December 31, 2019, net unrealized depreciation on the Company's investments (tax basis) was approximately $20.1 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $2.5 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $22.6 million.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2020 and December 31, 2019:

Issuance Date	Maturity Date	Interest Rate as of March 31, 2020	March 31, 2020	December 31, 2019
Credit Facilities:
August 3, 2018 - Class A-1	August 3, 2021	1.812%	$48,200,000	$107,200,000
February 21, 2019	February 21, 2024	2.960%	291,625,929	245,288,419
Total Credit Facilities			$339,825,929	$352,488,419
Debt Securitization:
May 9, 2019 - Class A-1 2019 Notes	April 15, 2027	2.851%	$239,735,805	$266,710,176
May 9, 2019 - Class A-2 2019 Notes	April 15, 2027	3.481%	51,500,000	51,500,000
Less: Deferred financing fees			(1,366,314)	(1,545,702)
Total Debt Securitization			$289,869,491	$316,664,474
August 2018 Credit Facility
On July 3, 2018, the Company formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company (“BSF”), the primary purpose of which is to function as the Company's special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into the August 2018 Credit Facility (as subsequently amended in December 2018 and in February 2020) with Bank of America, N.A., as administrative agent (the "Administrative Agent") and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018 (the "Security Agreement") pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments (the "Pledged Property"). In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property is held in the custody of State Street Bank and Trust Company, as collateral administrator (the "Collateral Administrator"). The Collateral Administrator maintains and performs certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator is authorized to make distributions and payments from Pledged Property based only on the written instructions of the Administrative Agent.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Effective October 29, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $177.0 million to $150.0 million. Effective January 21, 2020, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $150.0 million to $80.0 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in the Company's Consolidated Statements of Operations. All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
On February 21, 2020, the Company extended the maturity date of the August 2018 Credit Facility from August 3, 2020 to August 3, 2021. Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2021, or upon earlier termination of the August 2018 Credit Facility.
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
Under the August 2018 Credit Facility, BSF has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for credit facilities of this nature. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within two business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by BSF of certain ineligible assets; (d) the insolvency or bankruptcy of BSF; and (e) the decline of BSF’s NAV below a specified threshold. During the continuation of an event of default, BSF must pay interest at a default rate. As of March 31, 2020, BSF was in compliance with all covenants under the August 2018 Credit Facility.
Borrowings of BSF are considered borrowings by Barings BDC, Inc. for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of BSF under the August 2018 Credit Facility are non-recourse to Barings BDC, Inc.
As of March 31, 2020 and December 31, 2019, BSF had borrowings of $48.2 million and $107.2 million, respectively, outstanding under the August 2018 Credit Facility with an interest rate of 1.812% and 2.940%, respectively. As of March 31, 2020 and December 31, 2019, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $48.2 million and $107.2 million, respectively. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Borrowings under the February 2019 Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or 1.00% if the Company receives an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or 2.00% if the Company receives an investment grade credit rating), (iii) for

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.25% (or 2.00% if the Company receives an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or 2.20% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility.
In addition, the Company (i) paid a commitment fee of 0.375% per annum on undrawn amounts for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that was six months after the closing date of the February 2019 Credit Facility, and (ii) thereafter pays a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of March 31, 2020, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of March 31, 2020, the Company had U.S. dollar borrowings of $225.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 3.154%, borrowings denominated in Swedish kronas of 12.8kr million ($1.3 million U.S. dollars) with an interest rate of 2.563%, borrowings denominated in British pounds sterling of £9.3 million ($11.6 million U.S. dollars) with an interest rate of 2.531%, and borrowings denominated in Euros of €49.0 million ($53.8 million U.S. dollars) with an interest rate of 2.25%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
As of December 31, 2019, the Company had U.S. dollar borrowings of $195.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 4.054%, borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £4.7 million ($6.3 million U.S. dollars) with an interest rate of 3.0%, and borrowings denominated in Euros of €38.0 million ($42.7 million U.S. dollars) with an interest rate of 2.25%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
As of March 31, 2020 and December 31, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $291.6 million and $245.3 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

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
The Class A-1 2019 Notes and Class A-2 2019 Notes are the secured obligations of the Issuers, the Subordinated 2019 Notes are the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes includes customary covenants and events of default. The 2019 Notes have not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration. As of March 31, 2020, the Company was in compliance with all covenants under the Class A-1 2019 Notes and Class A-2 2019 Notes.
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
During the three months ended March 31, 2020, $27.0 million of the Class A-1 2019 Notes were repaid. As of March 31, 2020, the Company had borrowings of $239.7 million outstanding under the Class A-1 2019 Notes with an interest rate of 2.851% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 3.481%.
During the year ended December 31, 2019, $30.0 million of the Class A-1 2019 Notes were repaid. As of December 31, 2019, the Company had borrowings of $266.7 million outstanding under the Class A-1 2019 Notes with an interest rate of 3.021% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 3.651%.
As of March 31, 2020, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $234.2 million and $50.3 million, respectively. As of December 31, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $266.8 million and $51.5 million, respectively. The fair value determinations of the Company’s 2019 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents the Company's foreign currency forward contracts as of March 31, 2020 and December 31, 2019:

As of March 31, 2020: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Balance Sheet Location of Net Amounts
Foreign currency forward contract (EUR)	$1,693,757	€1,553,920	04/02/20	$(11,282)	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	€1,553,920	$1,707,242	04/02/20	(2,203)	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$844,974	€765,998	07/02/20	1,579	Prepaid expenses and other assets

Foreign currency forward contract (GBP)	£2,450,952	$2,950,101	04/02/20	88,957	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$3,006,436	£2,450,952	04/02/20	(32,622)	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	£1,861,505	$2,289,223	07/02/20	22,487	Prepaid expenses and other assets

Foreign currency forward contract (SEK)	$97,360	912,212kr	04/02/20	5,289	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	912,212kr	$90,838	04/02/20	1,232	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$57,195	571,416kr	07/02/20	(589)	Prepaid expenses and other assets
Total				$72,848

As of December 31, 2019: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Balance Sheet Location of Net Amounts
Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	$(2,028)	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	€142,781	$158,547	01/02/20	1,724	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	$506,967	€453,920	04/02/20	(5,440)	Accounts payable and accrued liabilities

Foreign currency forward contract (GBP)	$707,963	£549,253	01/02/20	(19,660)	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	£549,253	$718,861	01/02/20	8,763	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	$227,890	£175,529	04/02/20	(5,215)	Accounts payable and accrued liabilities

Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	(2,687)	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	920,569kr	$96,846	01/02/20	1,495	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	$97,360	912,212kr	04/02/20	(511)	Accounts payable and accrued liabilities
Total				$(23,559)

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2020 and December 31, 2019 were as follows:

Portfolio Company	Investment Type	March 31, 2020	December 31, 2019
ADE Holding(1)(2)	Committed Capex Line	$6,144,596	$—
Anju Software, Inc.(1)	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	9,360,435	1,012,661
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	712,567	712,567
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	363,636	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	11,793,853	—
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,859,111	1,859,111
Contabo Finco S.À R.L (1)(3)	Delayed Draw Term Loan	255,818	1,013,849
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	2,430,569	4,294,503
DreamStart Bidco SAS(1)(4)	Acquisition Facility	3,214,303	—
Heartland, LLC(1)	Delayed Draw Term Loan	8,729,695	8,729,695
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(5)	Accordion Facility	1,584,751	2,605,531
Jocassee Partners LLC(1)	Joint Venture	40,000,000	40,000,000
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	322,928	1,076,427
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	4,367,284	4,367,284
Options Technology Ltd.(1)	Delayed Draw Term Loan	2,918,447	2,918,447
Premier Technical Services Group(1)(6)	Acquisition Facility	1,142,323	1,297,915
Process Equipment, Inc.(1).	Delayed Draw Term Loan	—	654,493
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	—	1,666,994
PSC UK Pty Ltd.(1)(7)	GBP Acquisition Facility	227,485	1,010,706
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	422,242	927,046
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	3,896,662	3,896,663
The Hilb Group, LLC(1)	Delayed Draw Term Loan	2,124,869	2,904,066
Transit Technologies LLC(1)	Delayed Draw Term Loan	6,785,305	—
Transportation Insight, LLC(1)	Delayed Draw Term Loan	—	2,464,230
Truck-Lite Co., LLC(1)	Delayed Draw Term Loan	2,884,615	3,205,128
Validity, Inc.(1)	Delayed Draw Term Loan	—	898,298
Total unused commitments to extend financing		$113,522,865	$89,496,985

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.

(2)	Actual commitment amount is denominated in Euros (€5,600,000) which was translated into U.S. dollars using the March 31, 2020 spot rate.

(3)
March 31, 2020 commitment amount is denominated in Euros (€233,145) which was translated into U.S. dollars using the March 31, 2020 spot rate. December 31, 2019 commitment amount is denominated in Euros (€903,207) which was translated into U.S. dollars using the December 31, 2019 spot rate.

(4)	Actual commitment amount is denominated in Euros (€2,929,420) which was translated into U.S. dollars using the March 31, 2020 spot rate.

(5)
March 31, 2020 commitment amount is denominated in Euros (€1,444,294) which was translated into U.S. dollars using the March 31, 2020 spot rate. December 31, 2019 commitment amount is denominated in Euros (€2,321,187) which was translated into U.S. dollars using the December 31, 2019 spot rate.

(6)
March 31, 2020 commitment amount is denominated in British pounds sterling (£921,261) which was translated into U.S. dollars using the March 31, 2020 spot rate. December 31, 2019 commitment amount is denominated in British pounds sterling (£979,743) which was translated into U.S. dollars using the December 31, 2019 spot rate.

(7)
March 31, 2020 commitment amount is denominated in British pounds sterling (£183,462) which was translated into U.S. dollars using the March 31, 2020 spot rate. December 31, 2019 commitment amount is denominated in British pounds sterling (£762,941) which was translated into U.S. dollars using the December 31, 2019 spot rate.

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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint alleged certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019, the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. The plaintiff filed its opening brief with the United States Court of Appeals for the Fourth Circuit on January 6, 2020. The defendants filed their response brief on February 28, 2020, and the plaintiff filed its reply brief on March 27, 2020. The appeal is currently pending before the United States Court of Appeals for the Fourth Circuit.
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
COVID-19 Developments
In addition, during the three months ended March 31, 2020 and subsequent to March 31, 2020, the spread of the Coronavirus and the COVID-19 pandemic has had a significant impact on the U.S economy. The Company had a significant reduction in its net asset value as of March 31, 2020 as compared to its net asset value as of December 31, 2019, which was primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of the Company's investment portfolio resulting from decreases in the fair value of some of its portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding COVID-19's long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
Per share data:
Net asset value at beginning of period	$11.66	$10.98
Net investment income(1)	0.15	0.16
Net realized loss on investments / foreign currency transactions(1)	(0.01)	—
Net unrealized appreciation (depreciation) on investments / foreign currency transactions(1)	(2.44)	0.50
Total increase (decrease) from investment operations(1)	(2.30)	0.66
Dividends paid to stockholders from net investment income	(0.16)	(0.12)
Purchases of shares in share repurchase plan	0.03	0.02
Other(2)	—	(0.02)
Net asset value at end of period	$9.23	$11.52
Market value at end of period(3)	$7.48	$9.81
Shares outstanding at end of period	48,288,822	50,690,659
Net assets at end of period	$445,744,908	$584,161,314
Average net assets	$569,862,251	$574,021,391
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)	8.07%	7.28%
Ratio of net investment income to average net assets (annualized)	5.13%	5.54%
Portfolio turnover ratio	28.46%	20.34%
Total return(4)	(25.02)%	10.18%

(1)	Weighted average per share data—basic and diluted.

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

9. SUBSEQUENT EVENTS
Subsequent to March 31, 2020, the Company made new investments in one middle-market portfolio company totaling $10.0 million, consisting of senior secured debt at a yield of 9.3%  and a minority equity investment. In addition, the Company funded $1.6 million of previously committed delayed draw term loans.
On April 16, 2020, the Company provided notice to the lender under the August 2018 Credit Facility that the Company would reduce total commitments under the August 2018 Credit Facility from $80.0 million to $30.0 million effective April 23, 2020.
On April 30, 2020 the Board declared a quarterly distribution of $0.16 per share payable on June 17, 2020 to holders of record as of June 10, 2020.
See Note 7 to our Unaudited Consolidated Financial Statements for information regarding the potential impact of the COVID-19 pandemic. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended March 31, 2020, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus (“COVID- 19”) pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. On August 2, 2018, we entered into an investment advisory agreement, or the Advisory Agreement, and an administration agreement, or the Administration Agreement, with Barings LLC, or Barings, and became an externally-managed BDC managed by Barings. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement. Under the terms of the Advisory Agreement, the fees paid to Barings for managing our affairs will be determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the Investment Company Act of 1940, as amended, or the 1940 Act.
When Barings became our external investment adviser in August 2018, they initially focused our investments in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has been transitioning our portfolio to senior secured private debt investments in performing, well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act, or the Exemptive Relief, permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
As of March 31, 2020, the weighted average yield on our syndicated senior secured loan portfolio, our middle-market senior secured private debt portfolio and our structured product investments was approximately 4.9%, 6.4%, and 7.9%, respectively. As of March 31, 2020, the weighted average yield on these three portfolios on a combined basis was approximately 5.8%. The weighted-average yield on all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 5.3% as of March 31, 2020.
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
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Having performed stress-testing on their systems and processes, Barings is operating a 100% remote-working model across the United States, Europe and Australia. Barings shifted to remote working and flexible working arrangements in Asia at the end of January 2020, while maintaining service levels to partners and clients. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
While we have been carefully monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, we have continued to fund our existing debt commitments. In addition, we have continued to make and originate, and expect to continue to make and originate, new loans, including syndicated senior secured loans and senior secured private debt investments, as Barings continues to transition our portfolio from syndicated senior secured loans to senior secured private debt investments in middle-market businesses.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments. If we restructure a portfolio investment included in the borrowing base under the February 2019 Credit Facility in certain ways, including but not limited to a reduction in interest income received from any such investment or modification of a loan to accrue certain levels of PIK interest instead of cash, then such modifications could result in a reduction in the borrowing base under the February 2019 Credit Facility. In addition, if a portfolio investment included in the borrowing base under the February 2019 Credit Facility defaults on its obligations or if any such portfolio investment is placed on non-accrual, then there will be a reduction in the borrowing base under the February 2019 Credit Facility. Any reduction in the borrowing base under the February 2019 Credit Facility could have a material adverse effect on our results of operations, financial condition and available liquidity. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility, and the Debt Securitization (each as defined below under "Liquidity and Capital Resources"). As a result, we may be required to reduce the amount of our distributions to stockholders.
We have had a significant reduction in our net asset value as of March 31, 2020 as compared to our net asset value as of December 31, 2019, which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market.
As of March 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the February 2019 Credit Facility contains affirmative and negative covenants and events of default relating to minimum stockholders’ equity, minimum obligors’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status, as well as cross-default provisions relating to other indebtedness. Similarly, the August 2018 Credit Facility includes various events of default, including those relating to borrowings under the credit facility exceeding applicable advance rates and the decline of BSF’s net asset value below a specified threshold.
As of March 31, 2020, we are in compliance with our asset coverage requirements under the 1940 Act. In addition, neither we nor BSF are in default under any of our credit facilities as of March 31, 2020. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligors’ net worth, and minimum asset coverage. If we or BSF fail to satisfy the respective covenants in each of the February 2019 Credit Facility and the August 2018 Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the applicable credit facility, which would accelerate BSF’s and our repayment obligations under the facilities and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure -  In addition to regulatory limitations on our ability to raise capital, the August 2018 Credit Facility and the February 2019 Credit Facility contain various covenants, which, if not complied with, could accelerate our repayment obligations under the August 2018 Credit Facility or the February 2019 Credit Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.
We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, approximately $1,218.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In addition, the Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization have floating rate interest provisions, and each of the August 2018 Credit Facility and February 2019 Credit Facility has floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, its financial condition and the results of operations and financial condition of our portfolio companies.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors, or the Board, Barings’ Global Private Finance Group, or BGPF, manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings' $251.7 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders, or the Special Meeting, to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of March 31, 2020, our asset coverage ratio was 169.1%.
Portfolio Investment Composition
The total value of our investment portfolio was $1,071.8 million as of March 31, 2020, as compared to $1,173.6 million as of December 31, 2019. As of March 31, 2020, we had investments in 157 portfolio companies, 8 structured product investments and two money market funds with an aggregate cost of $1,211.9 million. As of December 31, 2019, we had investments in 147 portfolio companies and two money market fund with an aggregate cost of $1,192.6 million. As of both March 31, 2020 and December 31, 2019, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2020 and December 31, 2019, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2020:
Senior debt and 1st lien notes	$1,071,366,322	89%	$939,164,683	88%
Subordinated debt and 2nd lien notes	17,492,270	1	15,984,141	1
Structured products	11,521,471	1	8,704,946	1
Equity shares	919,599	—	1,043,174	—
Investment in joint venture	10,158,270	1	6,396,590	1
Short-term investments	100,459,806	8	100,459,806	9
	$1,211,917,738	100%	$1,071,753,340	100%
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%
Subordinated debt and 2nd lien notes	15,339,180	1	15,220,969	1
Equity shares	515,825	—	760,716	—
Investment in joint venture	10,158,270	1	10,229,813	1
Short-term investments	96,568,940	8	96,568,940	8
	$1,192,613,930	100%	$1,173,643,807	100%
Investment Activity
During the three months ended March 31, 2020, we purchased $27.9 million in syndicated senior secured loans, purchased $11.5 million in structured product investments, made new investments in ten middle-market portfolio companies totaling $78.1 million, consisting of ten senior secured private debt investments, one subordinated debt investment and one minority equity investment, and made additional debt investments in ten existing portfolio companies totaling $14.7 million. We had eight syndicated senior secured loans repaid at par totaling total $32.7 million, had one middle-market portfolio company loan repaid at par totaling $8.4 million, received $1.5 million of syndicated senior secured loan principal payments and received $1.5 million of middle-market portfolio company principal payments. In addition, we sold $39.6 million of syndicated senior secured loans, recognizing a net realized loss on these transactions of $0.2 million and sold $30.8 million of middle-market portfolio company debt investments to our joint venture. Lastly, we received $0.2 million in escrow distributions from two legacy portfolio companies, which were recognized as realized gains.
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

Total portfolio investment activity for the three months ended March 31, 2020 and 2019 was as follows:

Three Months Ended March 31, 2020:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Structured Products	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,050,863,370	$15,220,969	$—	$760,716	$10,229,813	$96,568,939	$1,173,643,807
New investments	118,056,710	2,160,082	11,518,233	403,774	—	221,916,363	354,055,162
Proceeds from sales of investments	(70,448,795)	—	—	(152,467)	—	(218,025,496)	(288,626,758)
Loan origination fees received	(2,684,615)	(19,808)	—	—	—	—	(2,704,423)
Principal repayments received	(44,108,598)	—	—	—	—	—	(44,108,598)
Accretion of loan discounts	180,698	4,465	3,239	—	—	—	188,402
Accretion of deferred loan origination revenue	649,654	8,351	—	—	—	—	658,005
Realized gain (loss)	(310,445)	—	—	152,467	—	—	(157,978)
Unrealized depreciation	(113,033,296)	(1,389,918)	(2,816,526)	(121,316)	(3,833,223)	—	(121,194,279)
Fair value, end of period	$939,164,683	$15,984,141	$8,704,946	$1,043,174	$6,396,590	$100,459,806	$1,071,753,340

Three Months Ended March 31, 2019:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Equity Shares	Short-term Investments	Total
Fair value, beginning of period	$1,068,436,847	$7,679,132	$515,825	$45,223,941	$1,121,855,745
New investments	60,406,507	4,951,685	—	174,926,000	240,284,192
Proceeds from sales of investments	(33,414,456)	—	(306,222)	(157,735,568)	(191,456,246)
Loan origination fees received	(838,455)	(148,551)	—	—	(987,006)
Principal repayments received	(5,862,482)	—	—	—	(5,862,482)
Accretion of loan discounts	58,115	—	—	—	58,115
Accretion of deferred loan origination revenue	218,497	5,900	—	—	224,397
Realized gain (loss)	(435,997)	—	306,222	—	(129,775)
Unrealized appreciation (depreciation)	25,410,079	(141)	(12,750)	—	25,397,188
Fair value, end of period	$1,113,978,655	$12,488,025	$503,075	$62,414,373	$1,189,384,128
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both March 31, 2020, and December 31, 2019, we had no non-accrual assets.

Results of Operations
Three months ended March 31, 2020 and March 31, 2019
Operating results for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Total investment income	$18,679,598	$18,339,758
Total operating expenses	11,365,530	10,382,471
Net investment income	7,314,068	7,957,287
Net realized losses	(302,372)	(129,775)
Net unrealized appreciation (depreciation)	(119,396,053)	25,397,188
Loss on extinguishment of debt	(137,390)	(44,395)
Provision for taxes	—	(17,992)
Net increase (decrease) in net assets resulting from operations	$(112,521,747)	$33,162,313
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Investment income:
Interest income	$17,674,402	$18,034,014
Fee and other income	960,993	301,057
Payment-in-kind interest income	43,572	—
Interest income from cash	631	4,687
Total investment income	$18,679,598	$18,339,758
The change in investment income for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to an increase in fee income from March 31, 2019 to March 31, 2020 and the continued rotation of our portfolio from syndicated senior secured loans to senior secured private debt investments in performing, well-established middle-market businesses. These increases were partially offset by the decrease in LIBOR from March 31, 2019 to March 31, 2020 and a decrease in the average size of our portfolio. As of March 31, 2019, we had investments in 136 portfolio companies, which included 25 middle-market debt investments and 111 syndicated senior secured loans as compared to investments in eight structured product investments and 157 portfolio companies as of March 31, 2020, which included 62 middle-market debt investments, 94 syndicated senior secured loans and one joint venture equity investment. The weighted average yield on our investments was 5.3% as of March 31, 2020, as compared to 6.1% as of March 31, 2019.
Operating Expenses

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating expenses:
Interest and other financing fees	$6,004,133	$5,844,172
Base management fees	3,912,373	2,450,995
Compensation expenses	48,410	118,444
General and administrative expenses	1,400,614	1,968,860
Total operating expenses	$11,365,530	$10,382,471

Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2020 were attributable to borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization (each as defined below under "Liquidity and Capital Resources"). Interest and other financing fees during the three months ended March 31, 2019 were attributable to borrowings under the August 2018 Credit Facility and the February 2019 Credit Facility. The increase in interest and other financing fees for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to the increase in amortization of deferred financing fees associated with the February 2019 Credit Facility and the Debt Securitization.
Base Management Fees
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2020 and March 31, 2019, the amount of base management fee incurred was approximately $3.9 million and $2.5 million, respectively. The increase between periods is primarily due to the increase in the base management fee rate to 1.375% for the three month ended March 31, 2020, pursuant to the terms of the Advisory Agreement, as compared to 1.125% for the three months ended March 31, 2019.
Compensation Expenses
The compensation expenses for the three months ended March 31, 2020 and March 31, 2019 related to salaries, benefits and discretionary compensation. As of March 31, 2020, all employees have been terminated in connection with the Company’s transition to an externally managed structure.
General and Administrative Expenses
On August 2, 2018, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We are required to reimburse Barings for the costs and expenses incurred by Barings in performing its obligations and providing personnel and facilities under the Administration Agreement. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Administration Agreement. For the three months ended March 31, 2020 and March 31, 2019, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.4 million and $0.6 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Losses
Net realized losses during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Net realized losses:
Non-Control / Non-Affiliate investments	$(157,978)	$(129,775)
Net realized losses on investments	(157,978)	(129,775)
Foreign currency transactions	(144,394)	—
Net realized losses	$(302,372)	$(129,775)
In the three months ended March 31, 2020, we recognized net realized losses totaling $0.3 million, which consisted primarily of a net loss on our loan portfolio of $0.3 million and a net loss on foreign currency transactions of $0.1 million, partially offset by $0.2 million in escrow distributions we received from two legacy portfolio companies, which were recognized as realized gains. In the three months ended March 31, 2019, we recognized net realized losses totaling $0.1 million, which consisted primarily of net losses on our syndicated senior secured loan portfolio of $0.4 million, partially offset by gains on escrow payments received of $0.3 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(117,361,056)	$25,397,188
Affiliate investments	(3,833,223)	—
Net unrealized appreciation (depreciation) on investments	(121,194,279)	25,397,188
Foreign currency transactions	1,798,226	—
Net unrealized appreciation (depreciation)	$(119,396,053)	$25,397,188
During the three months ended March 31, 2020, we recorded net unrealized depreciation totaling $119.4 million, consisting of net unrealized depreciation on our current portfolio of $121.6 million, net unrealized appreciation related to foreign currency transactions of $1.8 million and net unrealized appreciation reclassification adjustments of $0.4 million related to the net realized losses on the sales / repayments of certain syndicated secured loans. The net unrealized depreciation on the Company’s current portfolio of $121.6 million was driven by broad market moves for liquid syndicated secured loans and structured products totaling $82.6 million, broad market moves for middle-market debt investments of $25.5 million, the credit or fundamental performance of middle-market debt investments totaling $8.2 million, the impact of foreign currency exchange rates on middle-market debt investments of $1.3 million, and net unrealized depreciation on the Company’s total equity and joint venture investments of $4.0 million. During the three months ended March 31, 2019, we recorded net unrealized appreciation totaling $25.4 million consisting of net unrealized appreciation on our current portfolio of $24.5 million and net unrealized appreciation reclassification adjustments of $0.9 million related to the net realized losses on the sale of certain syndicated secured loans. The change between periods is primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market and was not the result of changes to expectations regarding the collectability of principal amounts outstanding.
The Company received all interest and principal payments due from its portfolio companies during the first quarter of 2020.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our short-term investments, sales of our syndicated senior secured loans, our available borrowing capacity under the February 2019 Credit Facility (as defined below under "Financing Transactions") and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This "Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Developments" above.
Cash Flows
For the three months ended March 31, 2020, we experienced a net decrease in cash in the amount of $14.5 million. During that period, our operating activities provided $36.0 million in cash, consisting primarily of proceeds from sales of portfolio investments totaling $155.9 million and sales of short-term investments of $218.0 million, partially offset by purchases of portfolio investments of $123.2 million and purchases of short-term investments of $221.9 million. In addition, our financing activities used $50.5 million of cash, consisting primarily of net repayments under the August 2018 Credit Facility and the February 2019 Credit Facility of $10.9 million, repayments of the Debt Securitization of $27.0 million, share repurchases of $4.8 million and dividends paid in the amount of $7.8 million. As of March 31, 2020, we had $7.5 million of cash on hand.
For the three months ended March 31, 2019, we experienced a net decrease in cash in the amount of $9.4 million. During that period, our operating activities used $41.0 million in cash, consisting primarily of purchases of portfolio investments of $93.3 million and purchases of short-term investments of $174.9 million, partially offset by proceeds from sales of investments totaling $58.4 million and the sales of short-term investments of $157.7 million. In addition, our financing activities provided $31.6 million of cash, consisting primarily of net borrowings under the August 2018 Credit Facility and the February 2019 Credit Facility of $50.0 million, partially offset by share repurchases of $5.9 million, financing fees of $6.4 million and paid cash dividends in the amount of $6.1 million. As of March 31, 2019, we had $3.1 million of cash on hand.

Financing Transactions
On July 3, 2018, we formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company, or BSF, the primary purpose of which is to function as our special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into a credit facility, or the August 2018 Credit Facility (as subsequently amended in December 2018 and February 2020), with Bank of America, N.A., as administrative agent, or the Administrative Agent and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018, or the Security Agreement pursuant to which BSF’s obligations under the August 2018 Credit Facility are secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments, or the Pledged Property. In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property is held in the custody of State Street Bank and Trust Company, as collateral administrator, or the Collateral Administrator. The Collateral Administrator maintains and performs certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator is authorized to make distributions and payments from Pledged Property based only on the written instructions of the Administrative Agent.
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, we reduced our Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, we further reduced our Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced our Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. Effective August 14, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $250.0 million to $177.0 million. Effective October 29, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $177.0 million to $150.0 million. Effective January 21, 2020, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $150.0 million to $80.0 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in our Consolidated Statements of Operations.All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
On February 21, 2020, we extended the maturity date of the August 2018 Credit Facility from August 3, 2020 to August 3, 2021. Any amounts borrowed under the Class A-1 Loan Commitments will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 3, 2021, or upon earlier termination of the August 2018 Credit Facility.
As of March 31, 2020, BSF was in compliance with all covenants under the August 2018 Credit Facility and had borrowings of $48.2 million outstanding under the August 2018 Credit Facility with an interest rate of 1.812%. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2020, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $48.2 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the August 2018 Credit Facility.
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

Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.25% (or 2.00% if we receive an investment grade credit rating), or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or 2.20% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
As of March 31, 2020, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $225.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 3.154%, borrowings denominated in Swedish kronas of 12.8kr million ($1.3 million U.S. dollars) with an interest rate of 2.563%, borrowings denominated in British pounds sterling of £9.3 million ($11.6 million U.S. dollars) with an interest rate of 2.531%, and borrowings denominated in Euros of €49.0 million ($53.8 million U.S. dollars) with an interest rate of 2.25%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2020, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $291.6 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
During the three months ended March 31, 2020, $27.0 million of the Class A-1 2019 Notes were repaid. As of March 31, 2020, we had borrowings of $239.7 million outstanding under the Class A-1 2019 Notes with an interest rate of 2.851% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 3.481%. The fair value determinations of the 2019 Notes were based on market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2020, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes

was $234.2 million and $50.3 million, respectively. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the Debt Securitization.
Share Repurchases
On February 27, 2020, the Board approved an open-market share repurchase program for the 2020 fiscal year, or the 2020 Share Repurchase Program. Under the 2020 Share Repurchase Program, we are authorized during fiscal year 2020 to repurchase up to a maximum of 5.0% of the amount of shares outstanding as of February 27, 2020 if shares trade below NAV per share, subject to liquidity and regulatory constraints.
Purchases under the 2020 Share Repurchase Program may be made in open-market transactions and include transactions being executed by a broker selected us that has been delegated the authority to repurchase shares on our behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. There is no assurance that we will purchase shares at any specific discount levels or in any specific amounts. During the three months ended March 31, 2020, we repurchased a total of 661,981 shares of our common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.23 per share, including broker commissions.
On February 25, 2019, we adopted a share repurchase plan, pursuant to Board approval, for the purpose of repurchasing shares of our common stock in the open market during the 2019 fiscal year, or the 2019 Share Repurchase Plan. The Board authorized us to repurchase in 2019 up to a maximum of 5.0% of the amount of shares outstanding under the following targets:

•	a maximum of 2.5% of the amount of shares of our common stock outstanding if shares traded below NAV per share but in excess of 90% of NAV per share; and

•	a maximum of 5.0% of the amount of shares of our common stock outstanding if shares traded below 90% of NAV per share.
The 2019 Share Repurchase Plan was executed in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the 2019 Share Repurchase Plan. The 2019 Share Repurchase Plan was designed to allow us to repurchase our shares both during our open window periods and at times when we otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by us was delegated the authority to repurchase shares on our behalf in the open market, pursuant to, and under the terms and limitations of, the 2019 Share Repurchase Plan. During the three months ended March 31, 2019, we repurchased a total of 593,405 shares of our common stock in the open market under the 2019 Share Repurchase Plan at an average price of $9.88 per share, including broker commissions.
Distributions to Stockholders
We have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend under published guidance from the Internal Revenue Service) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.
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
Recent Developments
Subsequent to March 31, 2020, we made new investments in one middle-market portfolio company totaling $10.0 million, consisting of senior secured debt at a yield of 9.3%  and a minority equity investment. In addition, the Company funded $1.6 million of previously committed delayed draw term loans.
In addition, subsequent to March 31, 2020, the spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.
On April 16, 2020, we provided notice to the lender under the August 2018 Credit Facility that we would reduce total commitments under the August 2018 Credit Facility from $80.0 million to $30.0 million effective April 23, 2020.
On April 30, 2020 our Board declared a quarterly distribution of $0.16 per share payable on June 17, 2020 to holders of record as of June 10, 2020.
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
Independent Valuation Review
We have engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter, which consist of certain limited procedures that we identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consist of a review of the quarterly fair values of our middle-market investments, and are generally performed with respect to each middle-market investment at least once in every calendar year and for new investments, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures will generally be performed with respect to an investment where there has been a significant change in the fair value or performance of the investment. Prior to the first quarter of 2020, the Procedures were generally performed with respect to each investment every quarter beginning in the quarter after the investment was made. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request the independent valuation firm to perform the Procedures on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.

The total number of senior secured, middle-market investments and the percentage of our total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%
December 31, 2019	38	100%
March 31, 2020	30	62%

(1)
Exclusive of the fair value of new middle-market investments made during the quarter for which the Procedures were not performed and certain middle-market investments repaid subsequent to the end of the reporting period.

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
Valuation Techniques
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2020 and December 31, 2019 were as follows:

Portfolio Company	Investment Type	March 31, 2020	December 31, 2019
ADE Holding(1)(2)	Committed Capex Line	$6,144,596	$—
Anju Software, Inc.(1)	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	9,360,435	1,012,661
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	712,567	712,567
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	363,636	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	11,793,853	—
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,859,111	1,859,111
Contabo Finco S.À R.L (1)(3)	Delayed Draw Term Loan	255,818	1,013,849
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	2,430,569	4,294,503
DreamStart Bidco SAS(1)(4)	Acquisition Facility	3,214,303	—
Heartland, LLC(1)	Delayed Draw Term Loan	8,729,695	8,729,695
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(5)	Accordion Facility	1,584,751	2,605,531
Jocassee Partners LLC(1)	Joint Venture	40,000,000	40,000,000
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	322,928	1,076,427
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	4,367,284	4,367,284
Options Technology Ltd.(1)	Delayed Draw Term Loan	2,918,447	2,918,447
Premier Technical Services Group(1)(6)	Acquisition Facility	1,142,323	1,297,915
Process Equipment, Inc.(1).	Delayed Draw Term Loan	—	654,493
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	—	1,666,994
PSC UK Pty Ltd.(1)(7)	GBP Acquisition Facility	227,485	1,010,706
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	422,242	927,046
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	3,896,662	3,896,663
The Hilb Group, LLC(1)	Delayed Draw Term Loan	2,124,869	2,904,066
Transit Technologies LLC(1)	Delayed Draw Term Loan	6,785,305	—
Transportation Insight, LLC(1)	Delayed Draw Term Loan	—	2,464,230
Truck-Lite Co., LLC(1)	Delayed Draw Term Loan	2,884,615	3,205,128
Validity, Inc.(1)	Delayed Draw Term Loan	—	$898,298
Total unused commitments to extend financing		$113,522,865	$89,496,985

(1)
Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.

(2)	Actual commitment amount is denominated in Euros (€5,600,000) which was translated into U.S. dollars using the March 31, 2020 spot rate.

(3)
March 31, 2020 commitment amount is denominated in Euros (€233,145) which was translated into U.S. dollars using the March 31, 2020 spot rate. December 31, 2019 commitment amount is denominated in Euros (€903,207) which was translated into U.S. dollars using the December 31, 2019 spot rate.

(4)	Actual commitment amount is denominated in Euros (€2,929,420) which was translated into U.S. dollars using the March 31, 2020 spot rate.

(5)
March 31, 2020 commitment amount is denominated in Euros (€1,444,294) which was translated into U.S. dollars using the March 31, 2020 spot rate. December 31, 2019 commitment amount is denominated in Euros (€2,321,187) which was translated into U.S. dollars using the December 31, 2019 spot rate.

(6)
March 31, 2020 commitment amount is denominated in British pounds sterling (£921,261) which was translated into U.S. dollars using the March 31, 2020 spot rate. December 31, 2019 commitment amount is denominated in British pounds sterling (£979,743) which was translated into U.S. dollars using the December 31, 2019 spot rate.

(7)
March 31, 2020 commitment amount is denominated in British pounds sterling (£183,462) which was translated into U.S. dollars using the March 31, 2020 spot rate. December 31, 2019 commitment amount is denominated in British pounds sterling (£762,941) which was translated into U.S. dollars using the December 31, 2019 spot rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities held by us.
We are also subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, GBP LIBOR, EURIBOR and STIBOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2020, we were not a party to any interest rate hedging arrangements.
In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.
As of March 31, 2020, approximately $1,218.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $24.4 million on an annual basis.
All borrowings under the August 2018 Credit Facility bear interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate is equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depends on the term of the borrowing under the August 2018 Credit Facility, which can be either one month or three months. A hypothetical 200 basis point increase or decrease in the interest rates on the August 2018 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $1.0 million on an annual basis (based on the amount of outstanding borrowings under the August 2018 Credit Facility as of March 31, 2020). BSF is required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF may prepay any borrowing at any time without premium or penalty, except that BSF may be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. BSF may also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.25% (or 2.00% if we receive an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or 2.20% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $5.8 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of March 31, 2020). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
The Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, except that LIBOR for the first interest accrual period was calculated by reference to an interpolation between the rate for deposits with a term equal to the next shorter period of time for which rates were available and the rate appearing for deposits with a term equal to the next longer period of time for which rates were available. A hypothetical 200 basis point increase or decrease in the interest rates on the 2019 Notes could increase or decrease, as applicable, our interest expense by a maximum of $5.8 million on an annual basis (based on the aggregate amount of outstanding borrowings under the 2019 Notes as of March 31, 2020).
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
We also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of March 31, 2020, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.3 million U.S. dollars) with an interest rate of 2.563%, borrowings denominated in British pounds sterling of £9.3 million ($11.6 million U.S. dollars) with an interest rate of 2.5%, and borrowings denominated in Euros of €49.0 million ($53.8 million U.S. dollars) with an interest rate of 2.25%.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint alleged certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019, the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. The plaintiff filed its opening brief with the United States Court of Appeals for the Fourth Circuit on January 6, 2020. The defendants filed their response brief on February 28, 2020, and the plaintiff filed its reply brief on March 27, 2020. The appeal is currently pending before the United States Court of Appeals for the Fourth Circuit.
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
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020, which could materially affect our business, financial condition or operating results.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.
Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Our investments in CLOs may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.
We have invested in structured products that include collateralized loan obligations ("CLOs"). Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we will invest. Our CLO investments are subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
Failure by a CLO vehicle in which we are invested to satisfy certain tests will harm our operating results.
The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed these certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows
CLOs typically will have no significant assets other than their underlying senior secured loans; payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans.
CLOs typically will have no significant assets other than their underlying senior secured loans. Accordingly, payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans, net of all management fees and other expenses. Payments to us as a holder of CLO junior securities are and will be made only after payments due on the senior secured notes, and, where appropriate, the junior secured notes, have been made in full. This means that relatively small numbers of defaults of senior secured loans may adversely impact our returns.
Our CLO investments are exposed to leveraged credit risk.
Generally, we are in a subordinated position with respect to realized losses on the senior secured loans underlying our investments in CLOs. The leveraged nature of CLOs, in particular, magnifies the adverse impact of senior secured loan defaults. CLO investments represent a leveraged investment with respect to the underlying senior secured loans. Therefore, changes in the market value of the CLO investments could be greater than the change in the market value of the underlying senior secured loans, which are subject to credit, liquidity and interest rate risk. There is the potential for interruption and deferral of cash flow from CLO investments. If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay distributions to us on our CLO investments may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. This could result in an elimination, reduction or deferral in the distribution and/or principal paid to the holders of the CLO investments, which would adversely impact our returns.
We will have no influence on management of underlying investments managed by non-affiliated third party CLO collateral managers.
We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the values of the portfolios underlying our CLO investments could decrease as a result of decisions made by third party CLO collateral managers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2020, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 29,866 shares of our common stock for an aggregate of $157,015 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on February 27, 2020.
On February 27, 2020, our Board approved the 2020 Share Repurchase Program for the purposes of repurchasing shares of our common stock in the open market. During the three months ended March 31, 2020, we repurchased a total of 661,981 shares of our common stock in the open market under the 2020 Share Repurchase Program for an aggregate of $4.8 million, including broker commissions.
The following chart summarizes repurchases of our common stock for the three months ended March 31, 2020:

Period	Total number of shares purchased(1)		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2020	—		$—	—	$—
February 1 through February 29, 2020	—		$—	—	$—
March 1 through March 31, 2020	691,847	(2)	$7.14	661,981	$13,355,981	(3)

(1)	Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.

(2)
Includes 661,981 shares repurchased under the 2020 Share Repurchase Program and 29,866 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan. Subsequent to period-end, through April 29, 2020, we repurchased an additional 327,069 shares of our common stock pursuant to the 2020 Share Repurchase Program at an average price of $7.17 per share, including broker commissions. As of April 30, 2020, we had repurchased a total of 989,050 shares of our common stock under the 2020 Share Repurchase Program (approximately 2.0% of shares outstanding as of February 27, 2020), at an average price of $7.21 per share, including broker commissions.

(3)
Based on the total maximum remaining number of shares that could be repurchased under the 2020 Share Repurchase Program as of March 31, 2020 of 1,785,559 and assuming a purchase price of $7.48, which was the closing price of our common stock on the NYSE on March 31, 2020.

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

10.1
Second Amendment Agreement, dated as of February 21, 2020, amending the Amended and Restated Credit Agreement, dated December 13, 2018, as amended, by and among Barings BDC Senior Funding I, LLC, as borrower, and Bank of America N.A., as administrative agent (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020 and incorporated herein by reference).

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

BARINGS BDC, INC.

Date:	April 30, 2020	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2020	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2020	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer