Form 10-Q
period 2020-06-30
Barings BDC, Inc.
filed 2020-08-05
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on August 5, 2020 was 47,961,753.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,033,046,789 and $1,085,866,720 as of June 30, 2020 and December 31, 2019, respectively)	$960,061,063	$1,066,845,054
Affiliate investments (cost of $16,658,270 and $10,158,270 as of June 30, 2020 and December 31, 2019, respectively)	15,933,845	10,229,813
Short-term investments (cost of $58,046,476 and $96,568,940 as of June 30, 2020 and December 31, 2019, respectively)	58,046,124	96,568,940
Total investments at fair value	1,034,041,032	1,173,643,807
Cash	18,453,504	21,991,565
Interest and fees receivable	6,493,056	5,265,980
Prepaid expenses and other assets	857,173	1,112,559
Deferred financing fees	4,705,974	5,366,119
Receivable from unsettled transactions	575,630	45,254,808
Total assets	$1,065,126,369	$1,252,634,838
Liabilities:
Accounts payable and accrued liabilities	$1,213,146	$1,524,830
Interest payable	1,306,052	2,491,534
Administrative fees payable	200,000	400,000
Base management fees payable	3,616,787	3,266,722
Payable from unsettled transactions	—	4,924,150
Borrowings under credit facilities	342,921,705	352,488,419
Debt securitization	225,395,485	316,664,474
Total liabilities	574,653,175	681,760,129
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 47,961,753 and 48,950,803 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	47,962	48,951
Additional paid-in capital	846,636,727	853,766,370
Total distributable earnings (loss)	(356,211,495)	(282,940,612)
Total net assets	490,473,194	570,874,709
Total liabilities and net assets	$1,065,126,369	$1,252,634,838
Net asset value per share	$10.23	$11.66
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$15,249,065	$18,823,480	$32,645,476	$36,684,799
Short-term investments	46,614	251,344	324,605	424,039
Total interest income	15,295,679	19,074,824	32,970,081	37,108,838
Dividend income:
Non-Control / Non-Affiliate investments	2,603	4,711	2,603	4,711
Total dividend income	2,603	4,711	2,603	4,711
Fee and other income:
Non-Control / Non-Affiliate investments	650,433	519,970	1,611,426	821,027
Total fee and other income	650,433	519,970	1,611,426	821,027
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	191,049	—	234,621	—
Total payment-in-kind interest income	191,049	—	234,621	—
Interest income from cash	—	2,183	631	6,870
Total investment income	16,139,764	19,601,688	34,819,362	37,941,446
Operating expenses:
Interest and other financing fees	4,624,731	7,027,040	10,628,864	12,871,212
Base management fee (Note 2)	3,616,787	3,130,955	7,529,160	5,581,950
Compensation expenses	—	108,646	48,410	227,090
General and administrative expenses (Note 2)	1,369,117	1,922,165	2,789,730	3,891,025
Total operating expenses	9,610,635	12,188,806	20,996,164	22,571,277
Net investment income	6,529,129	7,412,882	13,823,198	15,370,169
Realized and unrealized gains (losses) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(16,597,865)	50,024	(16,755,844)	(79,751)
Net realized gains (losses) on investments	(16,597,865)	50,024	(16,755,844)	(79,751)
Foreign currency transactions	82,868	—	(61,525)	—
Net realized gains (losses)	(16,514,997)	50,024	(16,817,369)	(79,751)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	63,416,644	2,014,096	(53,944,413)	27,411,284
Affiliate investments	3,037,255	(162,089)	(795,968)	(162,089)
Net unrealized appreciation (depreciation) on investments	66,453,899	1,852,007	(54,740,381)	27,249,195
Foreign currency transactions	(1,410,589)	—	387,638	—
Net unrealized appreciation (depreciation)	65,043,310	1,852,007	(54,352,743)	27,249,195
Net realized losses and unrealized appreciation (depreciation) on investments and foreign currency transactions	48,528,313	1,902,031	(71,170,112)	27,169,444
Loss on extinguishment of debt	(306,202)	(85,356)	(443,592)	(129,751)
Benefit from (provision for) taxes	(2,532)	17,493	17,467	(499)
Net increase (decrease) in net assets resulting from operations	$54,748,708	$9,247,050	$(57,773,039)	$42,409,363
Net investment income per share—basic and diluted	$0.14	$0.15	$0.29	$0.30
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$1.14	$0.18	$(1.19)	$0.83
Dividends/distributions per share:
Total dividends/distributions per share	$0.16	$0.13	$0.32	$0.25
Weighted average shares outstanding—basic and diluted	47,977,481	50,473,640	48,432,437	50,813,753
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2019	Number of Shares	Par Value
Balance, March 31, 2019	50,690,659	$50,691	$879,033,345	$(294,922,722)	$584,161,314
Net investment income	—	—	—	7,412,882	7,412,882
Net realized gain on investments / foreign currency transactions	—	—	—	50,024	50,024
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	1,852,007	1,852,007
Loss on extinguishment of debt	—	—	—	(85,356)	(85,356)
Income tax benefit	—	—	—	17,493	17,493
Dividends / distributions	—	—	—	(6,540,856)	(6,540,856)
Purchases of shares in repurchase plan	(376,384)	(377)	(3,787,426)	—	(3,787,803)
Balance, June 30, 2019	50,314,275	$50,314	$875,245,919	$(292,216,528)	$583,079,705

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2020	Number of Shares	Par Value
Balance, March 31, 2020	48,288,822	$48,289	$848,982,942	$(403,286,323)	$445,744,908
Net investment income	—	—	—	6,529,129	6,529,129
Net realized loss on investments / foreign currency transactions	—	—	—	(16,514,997)	(16,514,997)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	65,043,310	65,043,310
Loss on extinguishment of debt	—	—	—	(306,202)	(306,202)
Provision for taxes	—	—	—	(2,532)	(2,532)
Dividends / distributions	—	—	—	(7,673,880)	(7,673,880)
Purchases of shares in repurchase plan	(327,069)	(327)	(2,346,215)	—	(2,346,542)
Balance, June 30, 2020	47,961,753	$47,962	$846,636,727	$(356,211,495)	$490,473,194
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2019	Number of Shares	Par Value
Balance, December 31, 2018	51,284,064	$51,284	$884,894,249	$(321,978,246)	$562,967,287
Net investment income	—	—	—	15,370,169	15,370,169
Net realized loss on investments / foreign currency transactions	—	—	—	(79,751)	(79,751)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	27,249,195	27,249,195
Loss on extinguishment of debt	—	—	—	(129,751)	(129,751)
Provision for taxes	—	—	—	(499)	(499)
Dividends / distributions	—	—	—	(12,647,645)	(12,647,645)
Purchases of shares in repurchase plan	(969,789)	(970)	(9,648,330)	—	(9,649,300)
Balance, June 30, 2019	50,314,275	$50,314	$875,245,919	$(292,216,528)	$583,079,705

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2020	Number of Shares	Par Value
Balance, December 31, 2019	48,950,803	$48,951	$853,766,370	$(282,940,612)	$570,874,709
Net investment income	—	—	—	13,823,198	13,823,198
Net realized loss on investments / foreign currency transactions	—	—	—	(16,817,369)	(16,817,369)
Net unrealized depreciation of investments / foreign currency transactions	—	—	—	(54,352,743)	(54,352,743)
Loss on extinguishment of debt	—	—	—	(443,592)	(443,592)
Income tax benefit	—	—	—	17,467	17,467
Dividends / distributions	—	—	—	(15,497,844)	(15,497,844)
Purchases of shares in repurchase plan	(989,050)	(989)	(7,129,643)	—	(7,130,632)
Balance, June 30, 2020	47,961,753	$47,962	$846,636,727	$(356,211,495)	$490,473,194
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(57,773,040)	$42,409,363
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(171,523,304)	(171,350,190)
Repayments received / sales of portfolio investments	239,658,503	104,431,586
Purchases of short-term investments	(403,971,411)	(317,480,389)
Sales of short-term investments	442,510,853	328,280,839
Loan origination and other fees received	3,131,785	2,420,157
Net realized loss on investments	16,755,844	79,751
Net realized loss on foreign currency transactions	61,525	—
Net unrealized (appreciation) depreciation of investments	54,740,381	(27,249,195)
Net unrealized appreciation of foreign currency transactions	(387,638)	—
Payment-in-kind interest accrued, net of payments received	(234,621)	—
Amortization of deferred financing fees	737,617	558,712
Loss on extinguishment of debt	443,592	129,751
Accretion of loan origination and other fees	(1,141,713)	(543,501)
Amortization / accretion of purchased loan premium/discount	(604,296)	(114,594)
Changes in operating assets and liabilities:
Interest and fees receivables	(1,374,055)	800,641
Prepaid expenses and other assets	255,386	2,805,502
Accounts payable and accrued liabilities	(144,024)	525,202
Interest payable	(1,184,912)	1,589,621
Net cash provided by (used in) operating activities	119,956,472	(32,706,744)
Cash flows from financing activities:
Borrowings under credit facilities	108,123,996	120,000,000
Repayments of credit facilities	(117,200,000)	(404,500,000)
Proceeds from debt securitization	—	348,250,000
Repayment of debt securitization	(91,790,053)	—
Financing fees paid	—	(8,246,691)
Purchases of shares in repurchase plan	(7,130,632)	(9,649,300)
Cash dividends / distributions paid	(15,497,844)	(12,647,645)
Net cash provided by (used in) financing activities	(123,494,533)	33,206,364
Net increase (decrease) in cash	(3,538,061)	499,620
Cash, beginning of period	21,991,565	12,426,982
Cash, end of period	$18,453,504	$12,926,602
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,891,871	$9,451,297
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
June 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (4.3%)*(5) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 07/19, Due 07/25)	$858,894	$844,035	$816,626
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.0% Cash, Acquired 07/19, Due 07/25)	21,472,356	21,099,121	20,415,644
			22,331,250	21,943,156	21,232,270

Accelerate Learning, Inc. (1.4%)*(5) (7) (8)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.6% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,449,704	6,933,342
			7,567,965	7,449,704	6,933,342

Accurus Aerospace Corporation (4.3%)*(5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 10/18, Due 10/24)	24,625,000	24,346,233	21,198,156
			24,625,000	24,346,233	21,198,156

Acrisure, LLC (0.4%)*(5) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.7% Cash, Acquired 03/20, Due 02/27)	1,995,000	1,709,898	1,880,288
			1,995,000	1,709,898	1,880,288

ADE Holding (d/b/a AD Education) (1.8%)*(3) (5) (7) (8)	Education Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 01/20, Due 01/27)	9,581,593	9,163,988	8,755,838
			9,581,593	9,163,988	8,755,838

ADMI Corp. (0.6%)*(6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 2.9% Cash, Acquired 08/18, Due 04/25)	3,430,482	3,440,286	3,180,709
			3,430,482	3,440,286	3,180,709

Aftermath Bidco Corporation (2.4%)*(5) (7) (8)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.1% Cash, Acquired 04/19, Due 04/25)	12,197,427	11,969,619	11,603,465
			12,197,427	11,969,619	11,603,465

Alliant Holdings LP (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 2.9% Cash, Acquired 09/18, Due 05/25)	4,910,038	4,916,270	4,643,373
			4,910,038	4,916,270	4,643,373

Altice USA, Inc. (0.5%)*(3) (5) (8)	Cable & Satellite	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 2.4% Cash, Acquired 09/18, Due 01/26)	2,493,687	2,206,701	2,354,315
			2,493,687	2,206,701	2,354,315

American Dental Partners, Inc. (1.8%)*(5) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 11/18, Due 03/23)	9,850,000	9,833,760	8,983,941
			9,850,000	9,833,760	8,983,941

American Scaffold, Inc. (1.9%)*(5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/19, Due 09/25)	9,735,797	9,541,502	9,245,360
			9,735,797	9,541,502	9,245,360

Anchorage Capital CLO Ltd: Series 2013-1A (0.4%)*(3) (5) (8)	Structured Finance	Structured Secured Note - Class DR (LIBOR + 6.8%, 8.1% Cash, Acquired 03/20, Due 10/30)	2,000,000	1,734,878	1,861,922
			2,000,000	1,734,878	1,861,922

Anju Software, Inc. (2.6%)*(5) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.6% Cash, Acquired 02/19, Due 02/25)	13,735,856	13,449,096	12,947,157
			13,735,856	13,449,096	12,947,157

Apex Bidco Limited (1.1%)*(3) (5) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.50%, 7.2% Cash, Acquired 01/20, Due 01/27) (8)	5,181,990	5,344,752	4,868,108
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	621,838	641,273	584,714
			5,803,828	5,986,025	5,452,822

Apex Tool Group, LLC (1.3%)*(5) (6) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.5% Cash, Acquired 08/18, Due 08/24)	7,054,987	6,937,646	6,292,625
			7,054,987	6,937,646	6,292,625

Applied Systems Inc. (1.0%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 09/19, Due 09/24)	4,937,940	4,965,194	4,791,481
			4,937,940	4,965,194	4,791,481

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (1.0%)*(5) (7) (8)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.5% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,867,502	4,766,877
			4,959,088	4,867,502	4,766,877

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Arch Global Precision LLC (2.2%)*(5) (7) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 04/26)	$11,558,622	$11,342,687	$10,684,104
			11,558,622	11,342,687	10,684,104

Armstrong Transport Group (Pele Buyer, LLC ) (0.9%)*(5) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,667,670	4,580,193	4,405,835
			4,667,670	4,580,193	4,405,835

Ascend Learning, LLC (1.0%)*(6) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 09/18, Due 07/24)	4,936,548	4,944,790	4,686,660
			4,936,548	4,944,790	4,686,660

Ascensus Specialties, LLC (1.4%)*(5) (7) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 09/19, Due 09/26)	7,054,852	6,990,567	6,625,013
			7,054,852	6,990,567	6,625,013

ASPEQ Heating Group LLC (1.8%)*(5) (7) (8)	Building Products, Air and Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,990,679	8,868,005	8,613,002
			8,990,679	8,868,005	8,613,002

Auxi International (0.3%)*(3) (5) (7) (8)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/19, Due 12/26)	1,572,410	1,512,116	1,481,336
			1,572,410	1,512,116	1,481,336

Aveanna Healthcare Holdings, Inc. (0.9%)*(6) (8)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 03/24)	1,465,984	1,451,877	1,292,514
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 10/18, Due 03/24)	3,511,966	3,512,767	3,109,565
			4,977,950	4,964,644	4,402,079

AVSC Holding Corp. (0.7%)*(6) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.25% Cash, Acquired 08/18, Due 03/25)	4,917,072	4,894,839	3,515,706
			4,917,072	4,894,839	3,515,706

Bass Pro Group, LLC (0.4%)*(5) (8)	General Merchandise Stores	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.1% Cash, Acquired 03/20, Due 09/24)	1,989,770	1,782,295	1,909,463
			1,989,770	1,782,295	1,909,463

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.8%)*(5) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/18, Due 12/24)	24,625,000	24,239,939	23,504,409
			24,625,000	24,239,939	23,504,409

Beacon Pointe Advisors, LLC (0.1%)*(5) (7) (8)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.4% Cash, Acquired 03/20, Due 03/26)	634,773	613,132	612,386
			634,773	613,132	612,386

Benify (Bennevis AB) (0.3%)*(3) (5) (7) (8)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,400,672	1,365,178	1,335,227
			1,400,672	1,365,178	1,335,227

Berlin Packaging LLC (1.0%)*(6) (8)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.2% Cash, Acquired 08/18, Due 11/25)	4,937,028	4,946,645	4,665,491
			4,937,028	4,946,645	4,665,491

Blackhawk Network Holdings Inc. (0.9%)*(6) (8)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.2% Cash, Acquired 11/18, Due 06/25)	4,937,028	4,937,028	4,533,821
			4,937,028	4,937,028	4,533,821

Boxer Parent Company Inc. (0.4%)*(5) (8)	Software/Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 4.4% Cash, Acquired 03/20, Due 10/25)	1,989,899	1,797,528	1,877,967
			1,989,899	1,797,528	1,877,967

Brown Machine Group Holdings, LLC (1.0%)*(5) (7) (8)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,236,738	4,867,702
			5,286,022	5,236,738	4,867,702

Cadent, LLC (f/k/a Cross MediaWorks) (1.5%)*(5) (7) (8)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/18, Due 09/23)	7,798,384	7,747,419	7,454,420
			7,798,384	7,747,419	7,454,420

Carlyle Aviation Partners Ltd. (0.3%)*(5)	Structured Finance	Structured Secured Note, Series 2019-2 - Class A (3.4% Cash, Acquired 3/20, Due 10/39)	948,595	858,707	855,977
		Structured Secured Note, Series 2018-2 - Class A (4.5% Cash, Acquired 03/20, Due 11/38)	434,772	393,648	387,701
			1,383,367	1,252,355	1,243,678

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Centralis Finco S.a.r.l. (0.4%)*(3) (5) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 5/20, Due 5/27)	$2,006,413	$1,838,968	$1,961,000
			2,006,413	1,838,968	1,961,000

Cineworld Group PLC (0.5%)*(3) (5) (8)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 3.3% Cash, Acquired 4/20, Due 2/25)	2,990,793	1,954,589	2,238,878
			2,990,793	1,954,589	2,238,878

Classic Collision (Summit Buyer, LLC) (0.6%)*(5) (7) (8)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/20, Due 01/26)	3,921,456	3,630,038	3,145,392
			3,921,456	3,630,038	3,145,392

CM Acquisitions Holdings Inc. (4.0%)*(5) (7) (8)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/19, Due 05/25)	20,434,481	20,115,062	19,398,331
			20,434,481	20,115,062	19,398,331

CMT Opco Holding, LLC (Concept Machine) (1.1%)*(5) (7) (8)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)	5,450,744	5,349,552	5,007,434
		LLC Units (10,185 units, Acquired 01/20)		407,915	299,118
			5,450,744	5,757,467	5,306,552

Confie Seguros Holding II Co. (0.3%)*(5) (8)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,360,112	1,677,075
			2,500,000	2,360,112	1,677,075

Contabo Finco S.À R.L (0.3%)*(3) (5) (7) (8)	Internet Software and Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 10/19, Due 10/26)	1,361,657	1,307,535	1,269,399
			1,361,657	1,307,535	1,269,399

Container Store Group, Inc., (The) (0.5%)*(6) (8)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/18, Due 09/23)	2,889,648	2,891,578	2,326,166
			2,889,648	2,891,578	2,326,166

Core & Main LP (0.8%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 08/24)	3,959,391	3,973,700	3,762,649
			3,959,391	3,973,700	3,762,649

CPI International Inc. (0.9%)*(6) (8)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 07/24)	4,722,788	4,728,810	4,431,534
			4,722,788	4,728,810	4,431,534

Dart Buyer, Inc. (2.4%)*(3) (5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 04/19, Due 04/25)	12,373,311	12,131,607	11,685,480
			12,373,311	12,131,607	11,685,480

Davis Vision Incorporation (0.8%)*(6) (8)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 12/24)	3,949,367	3,947,664	3,774,134
			3,949,367	3,947,664	3,774,134

Diamond Sports Group, LLC (0.2%)* (5) (8)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 03/20, Due 08/26)	994,987	780,476	807,184
			994,987	780,476	807,184

Dimora Brands, Inc. (0.6%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.6% Cash, Acquired 08/18, Due 08/24)	2,938,760	2,941,402	2,812,040
			2,938,760	2,941,402	2,812,040

Distinct Holdings, Inc. (1.5%)*(5) (7) (8)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	7,554,756	7,481,644	7,256,971
			7,554,756	7,481,644	7,256,971

DreamStart Bidco SAS (d/b/a SmartTrade) (2.0%)*(3) (5) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.8% PIK, Acquired 03/20, Due 03/27)	9,870,524	9,344,248	9,620,125
			9,870,524	9,344,248	9,620,125

Edelman Financial Center, LLC, The (1.0%)*(6) (8)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.2% Cash, Acquired 09/18, Due 07/25)	4,937,343	4,970,893	4,702,820
			4,937,343	4,970,893	4,702,820

Elmwood CLO: Series 2019-1A (0.6%)*(3) (5) (8)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.10%, 8.2% Cash, Acquired 03/20, Due 04/30)	3,000,000	2,673,958	2,825,565
			3,000,000	2,673,958	2,825,565

Endo International PLC (1.5%)*(3) (5) (6) (8)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.0% Cash, Acquired 09/18, Due 04/24)	7,838,384	7,892,372	7,387,677
			7,838,384	7,892,372	7,387,677

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Envision Healthcare Corp. (0.4%)* (5) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 03/20, Due 10/25)	$3,172,878	$2,205,049	$2,070,303
			3,172,878	2,205,049	2,070,303

Exeter Property Group, LLC (2.5%)*(5) (7) (8)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.7% Cash, Acquired 02/19, Due 08/24)	12,375,000	12,230,925	12,169,662
			12,375,000	12,230,925	12,169,662

ExGen Renewables IV, LLC (0.5%)*(3) (6) (8)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 09/18, Due 11/24)	2,787,424	2,808,008	2,696,833
			2,787,424	2,808,008	2,696,833

Eyemart Express LLC (0.6%)*(6) (8)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 08/24)	3,425,797	3,434,625	3,108,910
			3,425,797	3,434,625	3,108,910

Fieldwood Energy LLC (0.4%)*(4) (5) (6) (8)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 08/18, Due 04/22)	10,000,000	10,063,022	1,816,700
			10,000,000	10,063,022	1,816,700

Filtration Group Corporation (0.9%)*(6) (7) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.2% Cash, Acquired 09/18, Due 03/25)	4,748,978	4,776,205	4,511,529
			4,748,978	4,776,205	4,511,529

Flex Acquisition Holdings, Inc. (1.0%)* (5) (6) (8)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.7% Cash, Acquired 08/18, Due 06/25)	5,418,688	5,429,097	5,093,566
			5,418,688	5,429,097	5,093,566

Frazer Consultants, LLC (d/b/a Tribute Technology) (1.3%)*(5) (7) (8)	Software Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.6% Cash, Acquired 11/19, Due 08/23)	6,688,791	6,629,982	6,438,403
			6,688,791	6,629,982	6,438,403

GoldenTree Loan Opportunities IX, Limited: Series 2014-9A (0.2%)*(3) (5) (8)	Structured Finance	Structured Secured Note - Class DR2 (LIBOR + 3.0%, 3.8% Cash, Acquired 03/20, Due 10/29)	1,250,000	900,520	1,159,651
			1,250,000	900,520	1,159,651

Graftech International Ltd. (1.0%)*(3) (6) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 02/25)	5,169,225	5,204,360	5,022,780
			5,169,225	5,204,360	5,022,780

Gulf Finance, LLC (0.1%)*(5) (8)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 08/23)	1,053,642	932,202	674,331
			1,053,642	932,202	674,331

Harbor Freight Tools USA Inc.(1.2%)*(6) (8)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.3% Cash, Acquired 08/18, Due 08/23)	5,949,142	5,907,173	5,714,924
			5,949,142	5,907,173	5,714,924

Hayward Industries, Inc. (1.4%)*(5) (6) (8)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.7% Cash, Acquired 08/18, Due 08/24)	6,991,992	7,011,721	6,712,312
			6,991,992	7,011,721	6,712,312

Heartland, LLC (1.0%)*(5) (7) (8)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	5,476,510	5,294,535	4,833,787
			5,476,510	5,294,535	4,833,787

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.8%)*(3) (5) (7) (8)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.1% Cash, Acquired 09/19, Due 09/26)	9,559,150	9,200,293	9,023,492
			9,559,150	9,200,293	9,023,492

Highbridge Loan Management Ltd: Series 2014A-19 (0.2%)*(3) (5) (8)	Structured Finance	Structured Secured Note - Class E (LIBOR + 6.75%, 7.7% Cash, Acquired 03/20, Due 07/30)	1,000,000	833,666	927,421
			1,000,000	833,666	927,421

Holley Performance Products (Holley Purchaser, Inc.) (4.2%)*(5) (7) (8)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.8% Cash, Acquired 10/18, Due 10/25)	22,196,975	21,930,245	20,383,316
			22,196,975	21,930,245	20,383,316

Hub International Limited (1.0%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 04/25)	4,937,028	4,941,249	4,686,079
			4,937,028	4,941,249	4,686,079

HW Holdco, LLC (Hanley Wood LLC) (1.5%)*(5) (7) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/18, Due 12/24)	7,546,371	7,399,679	7,308,429
			7,546,371	7,399,679	7,308,429

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Hyperion Materials & Technologies, Inc. (2.7%)*(5) (7) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/19, Due 08/26)	$13,960,764	$13,731,609	$13,427,845
			13,960,764	13,731,609	13,427,845

IM Analytics Holding, LLC (d/b/a NVT) (1.4%)*(5) (7) (8)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.6% Cash, Acquired 11/19, Due 11/23)	8,250,651	8,179,608	7,050,202
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,250,651	8,179,608	7,050,202

Immucor Inc. (0.5%)*(5) (8)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/18, Due 06/21)	2,453,415	2,466,732	2,355,278
			2,453,415	2,466,732	2,355,278

Institutional Shareholder Services, Inc. (1.0%)*(5) (7) (8)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.8% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,822,934	4,703,299
			4,951,685	4,822,934	4,703,299

Internet Brands, Inc. (0.8%)*(6) (8)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 08/18, Due 09/24)	3,959,391	3,979,736	3,803,272
			3,959,391	3,979,736	3,803,272

ION Trading Technologies Ltd. (1.4%)*(3) (6) (8)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.1% Cash, Acquired 08/18, Due 11/24)	6,942,334	6,929,967	6,644,785
			6,942,334	6,929,967	6,644,785

ISS#2, LLC (d/b/a Industrial Services Solutions) (1.5%)*(5) (7) (8)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.7% Cash, Acquired 02/20, Due 02/26)	7,876,109	7,727,293	7,222,755
			7,876,109	7,727,293	7,222,755

Jade Bidco Limited (Jane's) (2.4%)*(3) (5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.0% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)	10,432,352	10,167,268	9,832,735
		First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)	1,869,213	1,789,259	1,761,777
			12,301,565	11,956,527	11,594,512

Kenan Advantage Group Inc. (0.8%)*(5) (6) (8)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 07/22)	4,287,943	4,285,956	3,857,348
			4,287,943	4,285,956	3,857,348

Kene Acquisition, Inc. (En Engineering) (1.4%)*(5) (7) (8)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,335,738	7,200,657	6,964,172
			7,335,738	7,200,657	6,964,172

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.8%)*(5) (7) (8)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/18, Due 10/24)	9,269,766	9,073,827	8,595,760
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	172,964
			9,269,766	9,228,147	8,768,724

LTI Holdings, Inc. (Boyd Corporation) (2.0%)*(5) (6) (8)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.7% Cash, Acquired 09/18, Due 09/25)	11,790,000	11,841,533	9,987,781
			11,790,000	11,841,533	9,987,781

Mallinckrodt Plc (0.5%)*(3) (5) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.5% Cash, Acquired 08/18, Due 09/24)	3,237,418	3,228,190	2,411,876
			3,237,418	3,228,190	2,411,876

MB2 Dental Solutions, LLC (1.5%)*(5) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/19, Due 09/23)	8,011,829	7,935,659	7,564,956
			8,011,829	7,935,659	7,564,956

Media Recovery, Inc. (SpotSee) (0.4%)*(5) (7) (8)	Containers, Packaging and Glass	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/19, Due 11/25)	2,227,543	2,187,202	2,069,065
			2,227,543	2,187,202	2,069,065

Men's Wearhouse, Inc. (The) (0.3%)*(5) (6) (8)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/18, Due 04/25)	9,794,863	9,870,619	1,567,178
			9,794,863	9,870,619	1,567,178

Nautilus Power, LLC (0.6%)*(6) (8)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 09/18, Due 05/24)	3,142,456	3,154,177	3,007,927
			3,142,456	3,154,177	3,007,927

Neuberger Berman CLO Ltd: Series 2020-36A (0.5%)*(3) (5) (8)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.81%, 8.9% Cash, Acquired 03/20, Due 04/33)	2,500,000	2,476,054	2,405,215
			2,500,000	2,476,054	2,405,215

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
NFP Corp. (0.8%)*(5) (6) (8)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 08/18, Due 02/27)	$3,959,386	$3,939,591	$3,682,229
			3,959,386	3,939,591	3,682,229

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.3%)*(5) (7) (8)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	11,916,381	11,869,732	11,436,622
			11,916,381	11,869,732	11,436,622

Nouryon Finance B.V. (Starfruit US Holdco, LLC) (0.4%)*(5) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.2% Cash, Acquired 03/20, Due 10/25)	1,994,830	1,791,079	1,866,822
			1,994,830	1,791,079	1,866,822

Omaha Holdings LLC (Gates Global LLC) (1.0%)*(6) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 03/24)	4,936,548	4,962,954	4,743,184
			4,936,548	4,962,954	4,743,184

Omnitracs, LLC (0.9%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.0% Cash, Acquired 08/18, Due 03/25)	4,562,506	4,551,461	4,278,490
			4,562,506	4,551,461	4,278,490

Options Technology Ltd. (2.1%)*(3) (5) (7) (8)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.6% Cash, Acquired 12/19, Due 12/25)	11,062,374	10,804,754	10,397,795
			11,062,374	10,804,754	10,397,795

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (0.9%)* (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 08/18, Due 06/25)	4,859,694	4,861,752	4,534,726
			4,859,694	4,861,752	4,534,726

Panther BF Aggregator 2 LP (0.4%)*(5) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.7% Cash, Acquired 03/20, Due 04/26)	1,989,974	1,798,919	1,890,476
			1,989,974	1,798,919	1,890,476

Pare SAS (SAS Maurice MARLE) (2.7%)*(3) (5) (7) (8)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.25% Cash, 1.0% PIK, Acquired 12/19, Due 12/26)	14,002,111	13,613,011	13,294,951
			14,002,111	13,613,011	13,294,951

PAREXEL International Corp. (0.7%)*(5) (6) (8)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 2.9% Cash, Acquired 09/18, Due 09/24)	3,576,234	3,563,123	3,381,794
			3,576,234	3,563,123	3,381,794

Patriot New Midco 1 Limited (Forensic Risk Alliance) (3.5%)*(3) (5) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/20, Due 02/27)	10,017,544	9,734,967	9,391,011
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 02/20, Due 02/27)	8,452,988	7,967,816	7,924,308
			18,470,532	17,702,783	17,315,319

Penn Engineering & Manufacturing Corp. (0.3%)*(6) (7) (8)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 06/24)	1,635,962	1,646,255	1,570,523
			1,635,962	1,646,255	1,570,523

Phoenix Services International LLC (0.5%)*(6) (8)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 08/18, Due 03/25)	2,947,368	2,956,566	2,618,560
			2,947,368	2,956,566	2,618,560

Playtika Holding Corp. (0.8%)*(5) (8)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.1% Cash, Acquired 03/20, Due 12/24)	3,900,000	3,603,103	3,890,250
			3,900,000	3,603,103	3,890,250

PODS Enterprises, Inc. (0.9%)*(6) (8)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 12/24)	4,861,313	4,873,222	4,639,540
			4,861,313	4,873,222	4,639,540

Premier Technical Services Group (Project Graphite) (0.5%)*(3) (5) (7) (8)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.5% Cash, Acquired 08/19, Due 08/26)	2,810,169	2,674,219	2,577,238
			2,810,169	2,674,219	2,577,238

Pro Mach Inc. (1.1%)*(5) (6) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 2.9% Cash, Acquired 08/18, Due 03/25)	5,894,737	5,880,032	5,495,015
			5,894,737	5,880,032	5,495,015

ProAmpac Intermediate Inc. (1.9%)*(5) (6) (8)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 11/23)	9,821,105	9,831,133	9,342,326
			9,821,105	9,831,133	9,342,326

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Process Equipment, Inc. (ProcessBarron) (1.3%)*(5) (7) (8)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	$6,684,916	$6,582,532	$6,192,120
			6,684,916	6,582,532	6,192,120

Professional Datasolutions, Inc. (PDI) (4.6%)*(5) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	23,041,343	23,011,789	22,489,313
			23,041,343	23,011,789	22,489,313

Project Potter Buyer, LLC (Command Alkon) (2.0%)*(5) (7) (8)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)	9,895,616	9,604,477	9,740,671
		LLC units (104,384 units, Acquired 04/20)		104,384	104,384
			9,895,616	9,708,861	9,845,055

PSC UK Pty Ltd. (0.3%)*(3) (5) (7) (8)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 11/19, Due 11/24)	1,736,232	1,729,999	1,663,716
			1,736,232	1,729,999	1,663,716

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (1.0%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 04/24)	4,936,387	4,936,541	4,730,688
			4,936,387	4,936,541	4,730,688

Radiate HoldCo, LLC (0.4%)*(5) (8)	Cable & Satellite	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.75% Cash, Acquired 03/20, Due 02/24)	1,989,740	1,775,086	1,895,227
			1,989,740	1,775,086	1,895,227

Refinitiv US Holdings, Inc.(0.6%)*(5)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 03/20, Due 10/25)	3,020,382	2,741,337	2,947,138
			3,020,382	2,741,337	2,947,138

Renaissance Learning, Inc. (1.1%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.0% Cash, Acquired 08/18, Due 05/25)	5,363,951	5,360,661	5,151,163
			5,363,951	5,360,661	5,151,163

Reynolds Group Holdings Ltd. (1.0%)*(6) (8)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 2.9% Cash, Acquired 09/18, Due 02/23)	4,935,964	4,951,009	4,703,480
			4,935,964	4,951,009	4,703,480

RR Ltd: Series 2019-6A (0.4%)*(3) (5)	Structured Finance	Structured Secured Note - Class D (LIBOR + 6.75%, 8.0% Cash, Acquired 03/20, Due 04/30)	2,000,000	1,648,042	1,840,782
			2,000,000	1,648,042	1,840,782

Ruffalo Noel Levitz, LLC (1.9%)*(5) (7) (8)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,665,676	9,579,861	9,419,977
			9,665,676	9,579,861	9,419,977

Scaled Agile, Inc. (1.0%)*(5) (7) (8)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,869,777	4,827,923	4,680,414
			4,869,777	4,827,923	4,680,414

SCI Packaging Inc. (0.9%)*(6) (8)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.6% Cash, Acquired 08/18, Due 04/24)	4,936,387	4,927,777	4,420,139
			4,936,387	4,927,777	4,420,139

Seaworld Entertainment, Inc. (1.1%)*(3) (6) (8)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.8% Cash, Acquired 08/18, Due 03/24)	5,923,469	5,915,644	5,218,576
			5,923,469	5,915,644	5,218,576

Serta Simmons Bedding LLC (2.1%)* (5) (8)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,443,107	7,219,813	7,294,245
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,652,949	3,374,389	3,044,112
			11,096,056	10,594,202	10,338,357

SIWF Holdings, Inc. (Spring Windows Fashions, LLC) (1.1%)* (6) (8)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	5,924,433	5,956,756	5,509,723
			5,924,433	5,956,756	5,509,723

SK Blue Holdings, LP (Polar US Borrower LLC) (0.8%)*(6) (7) (8)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 09/18, Due 10/25)	4,139,599	4,137,617	3,891,223
			4,139,599	4,137,617	3,891,223

Smile Brands Group Inc. (1.1%)*(5) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.7% Cash, Acquired 10/18, Due 10/24)	5,866,472	5,820,453	5,379,837
			5,866,472	5,820,453	5,379,837

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Solenis International, LLC (f/k/a Solenis Holdings, L.P.) (1.1%)*(5) (6) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 4.4% Cash, Acquired 08/18, Due 06/25)	$5,391,234	$5,418,365	$5,156,500
			5,391,234	5,418,365	5,156,500

Springbrook Software (SBRK Intermediate, Inc.) (2.0%)*(5) (7) (8)	Enterprise Software and Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	10,468,385	10,232,620	9,824,721
			10,468,385	10,232,620	9,824,721

SRS Distribution, Inc. (1.0%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 09/18, Due 05/25)	4,949,622	4,881,192	4,666,256
			4,949,622	4,881,192	4,666,256

Syniverse Holdings, Inc. (1.5%)*(5) (6) (8)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 08/18, Due 03/23)	10,289,474	10,258,899	7,281,656
			10,289,474	10,258,899	7,281,656

Tahoe Subco 1 Ltd. (Almonde, Inc.) (2.1%)*(3) (5) (6) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 09/18, Due 06/24)	11,860,496	11,868,675	10,340,218
			11,860,496	11,868,675	10,340,218

Team Health Holdings, Inc. (1.1%)*(5) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 02/24)	6,858,228	6,669,076	5,225,148
			6,858,228	6,669,076	5,225,148

Tempo Acquisition LLC (1.1%)*(6) (8)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 2.9% Cash, Acquired 09/18, Due 05/24)	5,561,088	5,576,381	5,269,130
			5,561,088	5,576,381	5,269,130

The Hilb Group, LLC (1.8%)*(5) (7) (8)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	9,615,728	9,342,582	9,005,963
			9,615,728	9,342,582	9,005,963

Total Safety U.S. Inc. (1.2%)*(5) (8)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	7,040,348	6,762,711	6,072,300
			7,040,348	6,762,711	6,072,300

Transit Technologies LLC(1.2%)*(5) (7) (8)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 02/20, Due 02/25)	6,785,305	6,564,639	6,117,747
			6,785,305	6,564,639	6,117,747

Transportation Insight, LLC (4.9%)*(5) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.0% Cash, Acquired 08/18, Due 12/24)	24,638,036	24,458,135	23,854,549
			24,638,036	24,458,135	23,854,549

Truck-Lite Co., LLC (3.7%)*(5) (7) (8)	Automotive Parts and Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	19,517,308	19,097,372	18,104,295
			19,517,308	19,097,372	18,104,295

Trystar, LLC (3.2%)*(5) (7) (8)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/18, Due 09/23)	15,637,813	15,451,466	15,134,083
		LLC Units (361.5 units, Acquired 09/18)		361,505	493,944
			15,637,813	15,812,971	15,628,027

U.S. Anesthesia Partners, Inc. (2.4%)*(5) (6) (8)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 09/18, Due 06/24)	13,515,863	13,562,587	11,898,825
			13,515,863	13,562,587	11,898,825

U.S. Silica Company (0.2%)*(3) (5) (8)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,495,235	1,498,332	1,060,017
			1,495,235	1,498,332	1,060,017

USF Holdings LLC (U.S. Farathane, LLC) (0.5%)*(6) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 12/21)	3,134,000	3,140,040	2,334,830
			3,134,000	3,140,040	2,334,830

USI Holdings Corp. (1.0%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.3% Cash, Acquired 08/18, Due 05/24)	4,936,548	4,932,157	4,674,911
			4,936,548	4,932,157	4,674,911

USIC Holdings, Inc. (United States Infrastructure Corp.) (0.8%)*(6) (8)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/18, Due 12/23)	3,931,135	3,946,196	3,739,493
			3,931,135	3,946,196	3,739,493

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (3.1%)*(5) (7) (8)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,430,096	16,200,387	15,043,847
			16,430,096	16,200,387	15,043,847

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Validity, Inc. (0.9%)*(5) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 07/19, Due 05/25)	$5,051,351	$4,908,648	$4,546,875
			5,051,351	4,908,648	4,546,875

Veritas Bermuda Intermediate Holdings Ltd. (0.9%)*(6) (8)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 09/18, Due 01/23)	4,936,093	4,786,298	4,551,077
			4,936,093	4,786,298	4,551,077

VF Holding Corp. (Vertafore, Inc.)(0.5%)* (5) (6) (8)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 08/18, Due 07/25)	2,464,969	2,464,969	2,318,623
			2,464,969	2,464,969	2,318,623

Wilsonart, LLC (1.0%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 11/18, Due 12/23)	4,936,387	4,936,388	4,749,742
			4,936,387	4,936,388	4,749,742

Winebow Group, LLC, (The) (2.5%)*(5) (8)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 11/19, Due 07/21)	10,787,719	9,846,515	8,077,304
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 10/19, Due 01/22)	7,141,980	4,813,864	4,308,971
			17,929,699	14,660,379	12,386,275

World 50, Inc. (2.1%)*(5) (7) (8)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/20, Due 01/26)	10,650,223	10,402,176	10,247,420
			10,650,223	10,402,176	10,247,420

Subtotal Non–Control / Non–Affiliate Investments			1,053,855,836	1,033,046,789	960,061,063

Affiliate Investments:(9)
Jocassee Partners LLC (2.9%)*(3) (5)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		15,158,270	14,434,410
				15,158,270	14,434,410

Thompson Rivers LLC (0.3%)*(3) (5)	Investment Funds & Vehicles	10% Member Interest, Acquired 06/20		1,500,000	1,499,435
				1,500,000	1,499,435

Subtotal Affiliate Investments				16,658,270	15,933,845

Short-Term Investments:

BNY Mellon Investment Advisor, Inc. (0.0%)*(5)	Money Market Fund	Dreyfus Government Cash Management Fund (0.1% yield)		66,771	66,771
				66,771	66,771

Federated Investment Management Company (10.1%)* (6)	Money Market Fund	Federated Government Obligation Fund (0.1% yield)		49,454,205	49,454,205
				49,454,205	49,454,205

HSBC Holdings PLC (0.4%)*(5)	Money Market Fund	HSBC Funds U.S. Government Money Market Fund (0.1% yield)		2,000,000	2,000,000
				2,000,000	2,000,000

JPMorgan Chase & Co. (1.3%)*(5) (6)	Money Market Fund	JPMorgan Prime Money Market Fund (0.4% yield)		6,525,500	6,525,148
				6,525,500	6,525,148

Subtotal Short-Term Investments				58,046,476	58,046,124

Total Investments, June 30, 2020 (210.8%)*			$1,053,855,836	$1,107,751,535	$1,034,041,032

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2020

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (EUR)	€1,215,998	$1,366,015	07/02/20	$(267)
Foreign currency forward contract (EUR)	$1,353,787	€1,215,998	07/02/20	(11,961)
Foreign currency forward contract (EUR)	$569,769	€506,305	10/02/20	(52)

Foreign currency forward contract (GBP)	£1,861,505	$2,289,223	07/02/20	10,854
Foreign currency forward contract (GBP)	$2,298,265	£1,861,505	07/02/20	(1,812)
Foreign currency forward contract (GBP)	£1,117,883	$1,380,590	10/02/20	1,394

Foreign currency forward contract (SEK)	$57,195	571,416kr	07/02/20	(4,138)
Foreign currency forward contract (SEK)	571,416kr	$61,196	07/02/20	137
Foreign currency forward contract (SEK)	$51,626	481,556kr	10/02/20	(119)

Total Foreign Currency Forward Contracts, June 30, 2020				$(5,964)
* Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended, (the "1940 Act") based on, among other things, the input of the Company's external investment adviser, Barings LLC ("Barings"), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of June 30, 2020 represented 211% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 17.4% of total investments at fair value as of June 30, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)Non-accrual investment.
(5)Some or all of the investment is or will be encumbered as security for the Company's credit facility entered into in February 2019 (and subsequently amended in December 2019) with ING Capital LLC (the "February 2019 Credit Facility").
(6)Some or all of the investment is encumbered as security for the Company's $449.3 million term debt securitization entered into in May 2019 (the "Debt Securitization").
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature
(9)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended June 30, 2020 were as follows:

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2019 Value	Gross Additions (c)	Gross Reductions (d)	June 30, 2020 Value
Portfolio Company	Type of Investment(a)
Jocassee Partners LLC	9.1% Member Interest	$—	$(795,403)	$—	$10,229,813	$5,000,000	$795,403	$14,434,410
		—	(795,403)	—	10,229,813	5,000,000	795,403	14,434,410

Thompson Rivers LLC	10% Member Interest	—	(565)	—	—	1,500,000	565	1,499,435
		—	(565)	—	—	1,500,000	565	1,499,435

Total Affiliate Investments		$—	$(795,968)	$—	$10,229,813	$6,500,000	$795,968	$15,933,845
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

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (3.9%)*(5) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 7.25%, 9.2% Cash, Acquired 07/19, Due 07/25)	$22,445,913	$22,024,832	$22,000,839
			22,445,913	22,024,832	22,000,839

24 Hour Fitness Worldwide, Inc. (0.6%)*(4) (6) (8)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 05/25)	4,612,441	4,652,772	3,475,889
			4,612,441	4,652,772	3,475,889

Accelerate Learning, Inc. (1.3%)*(5) (7) (8)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 12/18, Due 12/24)	7,567,964	7,438,417	7,271,525
			7,567,964	7,438,417	7,271,525

Accurus Aerospace Corporation (4.1%)*(5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 10/18, Due 10/24)	24,750,000	24,442,153	23,423,629
			24,750,000	24,442,153	23,423,629

Acrisure, LLC (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 08/18, Due 11/23)	4,961,929	4,986,542	4,968,131
			4,961,929	4,986,542	4,968,131

ADMI Corp. (0.6%)*(6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 08/18, Due 04/25)	3,447,500	3,458,266	3,449,672
			3,447,500	3,458,266	3,449,672

Aftermath Bidco Corporation (2.1%)*(5) (7) (8)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.8% Cash, Acquired 04/19, Due 04/25)	12,259,030	12,010,502	12,016,813
			12,259,030	12,010,502	12,016,813

AlixPartners LLP (0.9%)*(6) (8)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 04/24)	4,961,735	4,980,608	4,985,005
			4,961,735	4,980,608	4,985,005

Alliant Holdings LP (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 05/25)	4,922,531	4,929,349	4,919,775
			4,922,531	4,929,349	4,919,775

American Dental Partners, Inc. (1.7%)*(5) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 11/18, Due 03/23)	9,900,000	9,880,958	9,751,500
			9,900,000	9,880,958	9,751,500

American Scaffold, Inc. (1.7%)*(5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 09/19, Due 09/25)	9,784,844	9,574,185	9,576,821
			9,784,844	9,574,185	9,576,821

Anju Software, Inc. (2.4%)*(5) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.4% Cash, Acquired 02/19, Due 02/25)	13,820,065	13,505,384	13,485,435
			13,820,065	13,505,384	13,485,435

Apex Tool Group, LLC (1.2%)*(4) (6) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 08/18, Due 08/24)	7,145,435	7,014,166	7,032,680
			7,145,435	7,014,166	7,032,680

Applied Systems Inc. (0.9%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 09/19, Due 09/24)	4,963,321	4,993,617	4,978,360
			4,963,321	4,993,617	4,978,360

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.9%)*(5) (7) (8)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.1% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,857,998	4,859,316
			4,959,088	4,857,998	4,859,316

Arch Global Precision LLC (1.4%)*(5) (7) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.6% Cash, Acquired 04/19, Due 04/26)	8,285,058	8,160,532	8,202,739
			8,285,058	8,160,532	8,202,739

Armstrong Transport Group (Pele Buyer, LLC ) (0.8%)*(5) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.5% Cash, Acquired 06/19, Due 06/24)	4,679,427	4,581,840	4,575,617
			4,679,427	4,581,840	4,575,617

Ascend Learning, LLC (0.9%)*(6) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 07/24)	4,961,928	4,971,130	4,989,864
			4,961,928	4,971,130	4,989,864

Ascensus Specialties, LLC (1.4%)*(5) (7) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.4% Cash, Acquired 09/19, Due 09/26)	8,092,810	8,014,212	8,023,386
			8,092,810	8,014,212	8,023,386

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
ASPEQ Heating Group LLC (1.8%)*(5) (7) (8)	Building Products, Air and Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 11/19, Due 11/25)	$10,535,858	$10,381,002	$10,403,101
			10,535,858	10,381,002	10,403,101

AssuredPartners Capital, Inc. (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 10/24)	4,957,568	4,966,915	4,968,722
			4,957,568	4,966,915	4,968,722

Auxi International (1.0%)*(3) (5) (7) (8)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/19, Due 12/26)	5,578,822	5,359,131	5,429,359
			5,578,822	5,359,131	5,429,359

Avantor, Inc. (0.3%)*(3) (6) (8)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 11/24)	1,477,017	1,494,467	1,489,320
			1,477,017	1,494,467	1,489,320

Aveanna Healthcare Holdings, Inc. (0.8%)*(6) (8)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 10/18, Due 03/24)	1,473,559	1,457,678	1,415,545
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 10/18, Due 03/24)	3,529,748	3,530,607	3,400,700
			5,003,307	4,988,285	4,816,245

AVSC Holding Corp. (1.4%)*(4) (5) (6) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.1% Cash, Acquired 08/18, Due 03/25)	7,879,699	7,843,898	7,840,301
			7,879,699	7,843,898	7,840,301

Bausch Health Companies Inc. (0.8%)*(3) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.7% Cash, Acquired 08/18, Due 05/25)	4,581,718	4,600,701	4,604,627
			4,581,718	4,600,701	4,604,627

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.3%)*(5) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 12/18, Due 12/24)	24,750,000	24,326,180	24,449,263
			24,750,000	24,326,180	24,449,263

Benify (Bennevis AB) (0.2%)*(3) (5) (7) (8)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.75%, 5.85% Cash, Acquired 07/19, Due 07/26)	1,394,029	1,363,957	1,373,219
			1,394,029	1,363,957	1,373,219

Berlin Packaging LLC (1.5%)*(4) (5) (6) (8)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.7% Cash, Acquired 08/18, Due 11/25)	8,372,500	8,389,597	8,297,734
			8,372,500	8,389,597	8,297,734

Blackhawk Network Holdings Inc. (0.9%)*(6) (8)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 11/18, Due 06/25)	4,962,217	4,962,217	4,957,056
			4,962,217	4,962,217	4,957,056

Brown Machine Group Holdings, LLC (0.9%)*(5) (7) (8)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,231,847	5,016,305
			5,286,022	5,231,847	5,016,305

Cadent, LLC (f/k/a Cross MediaWorks) (1.4%)*(5) (7) (8)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 09/18, Due 09/23)	7,866,556	7,806,344	7,827,224
			7,866,556	7,806,344	7,827,224

Capital Automotive LLC (0.9%)*(6) (8)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 09/18, Due 03/24)	4,987,277	4,999,916	4,998,199
			4,987,277	4,999,916	4,998,199

CM Acquisitions Holdings Inc. (f/k/a Campaign Monitor (UK) Limited) (3.5%)*(5) (7) (8)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.5% Cash, Acquired 05/19, Due 05/25)	20,537,685	20,188,267	20,161,398
			20,537,685	20,188,267	20,161,398

Confie Seguros Holding II Co. (0.4%)*(5) (7) (8)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.4% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,350,797	2,312,500
			2,500,000	2,350,797	2,312,500

Contabo Finco S.À R.L (0.9%)*(3) (5) (7) (8)	Internet Software and Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.75% Cash, Acquired 10/19, Due 10/26)	5,069,246	4,853,087	4,900,448
			5,069,246	4,853,087	4,900,448

Container Store Group, Inc., (The) (0.5%)*(6) (7) (8)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 09/18, Due 09/23)	2,929,197	2,931,249	2,753,445
			2,929,197	2,931,249	2,753,445

Core & Main LP (0.7%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 08/24)	3,979,695	3,995,692	3,978,024
			3,979,695	3,995,692	3,978,024

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
CPG Intermediate LLC (0.4%)*(6) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 11/24)	$2,110,623	$2,112,734	$2,122,506
			2,110,623	2,112,734	2,122,506

CPI International Inc. (0.8%)*(6) (8)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 07/24)	4,747,070	4,753,808	4,557,187
			4,747,070	4,753,808	4,557,187

Dart Buyer, Inc. (1.8%)*(3) (5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 04/19, Due 04/25)	10,571,782	10,307,197	10,315,912
			10,571,782	10,307,197	10,315,912

Dimora Brands, Inc. (0.5%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 08/24)	2,941,442	2,944,373	2,919,381
			2,941,442	2,944,373	2,919,381

Distinct Holdings, Inc. (1.3%)*(5) (7) (8)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 04/19, Due 12/23)	7,592,719	7,509,950	7,519,228
			7,592,719	7,509,950	7,519,228

Duff & Phelps Corporation (1.2%)*(4) (6) (8)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 02/25)	6,754,286	6,769,081	6,725,310
			6,754,286	6,769,081	6,725,310

Edelman Financial Center, LLC, The (f/k/a Edelman Financial Group, Inc.) (0.9%)*(6) (8)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 07/25)	4,962,406	4,999,143	4,986,176
			4,962,406	4,999,143	4,986,176

Endo International PLC (1.3%)*(3) (4) (6) (8)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.1% Cash, Acquired 09/18, Due 04/24)	7,878,788	7,939,415	7,524,242
			7,878,788	7,939,415	7,524,242

Exeter Property Group, LLC (2.2%)*(5) (7) (8)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.2% Cash, Acquired 02/19, Due 08/24)	12,437,500	12,276,532	12,351,037
			12,437,500	12,276,532	12,351,037

ExGen Renewables IV, LLC (f/k/a Exelon Corp.) (0.5%)*(3) (6) (8)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 09/18, Due 11/24)	2,865,257	2,888,576	2,822,278
			2,865,257	2,888,576	2,822,278

Eyemart Express (0.6%)*(6) (8)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 08/24)	3,452,217	3,462,081	3,456,463
			3,452,217	3,462,081	3,456,463

Fieldwood Energy LLC (1.5%)*(4) (5) (6) (8)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 08/18, Due 04/22)	10,000,000	10,065,208	8,322,200
			10,000,000	10,065,208	8,322,200

Filtration Group Corporation (0.8%)*(6) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 03/25)	4,774,230	4,804,208	4,788,840
			4,774,230	4,804,208	4,788,840

Flex Acquisition Holdings, Inc. (1.7%)*(4) (5) (6) (8)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	9,782,731	9,800,160	9,695,077
			9,782,731	9,800,160	9,695,077

Frazer Consultants, LLC (d/b/a Tribute Technology) (1.3%)*(5) (7) (8)	Software Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.7% Cash, Acquired 11/19, Due 08/23)	7,742,985	7,667,700	7,684,869
			7,742,985	7,667,700	7,684,869

Graftech International Ltd. (1.6%)*(3) (4) (6) (7) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 02/25)	9,013,889	9,081,525	8,980,087
			9,013,889	9,081,525	8,980,087

Gulf Finance, LLC (0.1%)*(4) (8)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 10/18, Due 08/23)	1,058,979	920,988	826,003
			1,058,979	920,988	826,003

Harbor Freight Tools USA Inc.(1.0%)*(6) (8)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 08/23)	5,979,675	5,931,148	5,951,870
			5,979,675	5,931,148	5,951,870

Hayward Industries, Inc. (1.4%)*(4) (6) (8)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 08/24)	8,221,922	8,247,578	8,147,924
			8,221,922	8,247,578	8,147,924

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Heartland, LLC (0.9%)*(5) (7) (8)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 08/19, Due 08/25)	$5,504,030	$5,260,931	$5,280,431
			5,504,030	5,260,931	5,280,431

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.2%)*(3) (5) (7) (8)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 09/19, Due 09/26)	6,948,082	6,633,562	6,713,253
			6,948,082	6,633,562	6,713,253

Hertz Corporation (The) (1.0%)*(3) (6) (8)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 06/23)	5,814,910	5,806,679	5,845,206
			5,814,910	5,806,679	5,845,206

Holley Performance Products (Holley Purchaser, Inc.) (3.9%)*(5) (7) (8)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 10/18, Due 10/25)	22,309,650	22,020,784	22,015,260
			22,309,650	22,020,784	22,015,260

Hub International Limited (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 04/25)	4,962,217	4,966,855	4,955,666
			4,962,217	4,966,855	4,955,666

HW Holdco, LLC (f/k/a Hanley Wood LLC) (1.3%)*(5) (7) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.1% Cash, Acquired 12/18, Due 12/24)	7,584,677	7,422,931	7,447,061
			7,584,677	7,422,931	7,447,061

Hyland Software Inc. (0.9%)*(6) (8)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 07/24)	4,962,312	5,001,673	4,984,046
			4,962,312	5,001,673	4,984,046

Hyperion Materials & Technologies, Inc. (2.4%)*(5) (7) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 08/19, Due 08/26)	13,995,753	13,751,206	13,873,283
			13,995,753	13,751,206	13,873,283

IM Analytics Holding, LLC (d/b/a NVT) (1.6%)*(5) (7) (8)	Electronic Instruments and Components	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 8.4% Cash, Acquired 11/19, Due 11/23)	9,292,112	9,201,220	9,222,019
		Warrant (77,265 units, Acquired 11/19)		—	—
			9,292,112	9,201,220	9,222,019

Immucor Inc. (0.4%)*(4) (8)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 09/18, Due 06/21)	2,466,061	2,486,174	2,454,496
			2,466,061	2,486,174	2,454,496

Infor Software Parent, LLC (0.9%)*(6) (8)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 02/22)	4,970,073	4,976,381	4,989,606
			4,970,073	4,976,381	4,989,606

Institutional Shareholder Services, Inc. (0.8%)*(5) (7) (8)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.4% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,816,340	4,840,149
			4,951,685	4,816,340	4,840,149

Internet Brands, Inc.(f/k/a Micro Holding Corp.) (0.7%)*(6) (8)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 08/18, Due 09/24)	3,969,543	3,992,088	3,973,949
			3,969,543	3,992,088	3,973,949

ION Trading Technologies Ltd. (2.5%)*(3) (4) (6) (8)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.1% Cash, Acquired 08/18, Due 11/24)	14,773,869	14,745,732	14,145,980
			14,773,869	14,745,732	14,145,980

IRB Holding Corporation (0.7%)*(6) (8)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 08/18, Due 02/25)	3,969,697	3,984,302	3,990,657
			3,969,697	3,984,302	3,990,657

Jade Bidco Limited (4.2%)*(3) (5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 11/19, Due 12/26)	20,933,517	20,363,170	20,377,010
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 11/19, Due 12/26)	3,748,582	3,581,938	3,648,928
			24,682,099	23,945,108	24,025,938

Jaguar Holding Company I (0.9%)*(6) (8)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 08/22)	4,922,680	4,923,566	4,945,620
			4,922,680	4,923,566	4,945,620

Kenan Advantage Group Inc. (1.1%)*(4) (5) (6) (8)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 07/22)	6,203,297	6,200,149	6,145,172
			6,203,297	6,200,149	6,145,172

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Kene Acquisition, Inc. (1.1%)*(5) (7) (8)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 08/19, Due 08/26)	$6,635,895	$6,488,912	$6,490,475
			6,635,895	6,488,912	6,490,475

K-Mac Holdings Corp. (0.2%)*(6) (8)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 03/25)	994,342	997,356	979,925
			994,342	997,356	979,925

Kronos Inc. (1.1%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 08/18, Due 11/23)	5,998,096	6,018,120	6,024,727
			5,998,096	6,018,120	6,024,727

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.4%)*(5) (7) (8)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 10/18, Due 10/24)	7,887,705	7,666,906	7,550,895
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	163,135
			7,887,705	7,821,226	7,714,030

LTI Holdings, Inc. (1.9%)*(4) (6) (8)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 09/25)	11,850,000	11,906,192	10,610,016
			11,850,000	11,906,192	10,610,016

Mallinckrodt Plc (0.5%)*(3) (4) (5) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.9% Cash, Acquired 08/18, Due 09/24)	3,254,149	3,243,401	2,648,519
			3,254,149	3,243,401	2,648,519

MB2 Dental Solutions, LLC (0.8%)*(5) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 09/19, Due 09/23)	4,723,425	4,670,058	4,671,419
			4,723,425	4,670,058	4,671,419

Media Recovery, Inc. (0.6%)*(5) (7) (8)	Containers, Packaging and Glass	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 11/19, Due 11/25)	3,233,126	3,169,337	3,176,175
			3,233,126	3,169,337	3,176,175

Men's Wearhouse, Inc. (The) (1.4%)*(4) (6) (8)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.9% Cash, Acquired 08/18, Due 04/25)	9,845,114	9,928,392	7,843,307
			9,845,114	9,928,392	7,843,307

Nautilus Power, LLC (0.6%)*(6) (8)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 09/18, Due 05/24)	3,220,650	3,234,041	3,206,157
			3,220,650	3,234,041	3,206,157

NFP Corp. (1.5%)*(4) (6) (8)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 01/24)	8,564,081	8,562,584	8,521,261
			8,564,081	8,562,584	8,521,261

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.1%)*(5) (7) (8)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 10/18, Due 10/25)	11,994,231	11,943,470	11,870,574
			11,994,231	11,943,470	11,870,574

NVA Holdings, Inc. (0.7%)*(6) (8)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 6.5% Cash, Acquired 08/18, Due 02/25)	3,979,900	3,973,472	3,975,761
			3,979,900	3,973,472	3,975,761

Omaha Holdings LLC (0.9%)*(6) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 03/24)	4,961,929	4,991,732	4,961,929
			4,961,929	4,991,732	4,961,929

Omnitracs, LLC (0.8%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 03/25)	4,619,141	4,606,867	4,600,387
			4,619,141	4,606,867	4,600,387

Options Technology Ltd. (1.9%)*(3) (5) (7) (8)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.5% Cash, Acquired 12/19, Due 12/25)	11,090,100	10,810,546	10,838,484
			11,090,100	10,810,546	10,838,484

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (2.0%)*(4) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	11,286,170	11,289,852	11,142,722
			11,286,170	11,289,852	11,142,722

Pare SAS (SAS Maurice MARLE) (2.4%)*(3) (5) (7) (8)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 5.75% Cash, 1.0% PIK, Acquired 12/19, Due 12/26)	13,918,994	13,521,804	13,640,614
			13,918,994	13,521,804	13,640,614

PAREXEL International Corp. (1.1%)*(4) (6) (8)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 09/24)	6,680,843	6,655,192	6,544,821
			6,680,843	6,655,192	6,544,821

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Penn Engineering & Manufacturing Corp. (0.3%)*(6) (8)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 06/24)	$1,684,725	$1,696,539	$1,682,619
			1,684,725	1,696,539	1,682,619

PeroxyChem Holdings, L.P. (1.5%)*(5) (7) (8)	Diversified Chemicals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.1% Cash, Acquired 10/19, Due 09/24)	8,415,118	8,374,666	8,384,879
			8,415,118	8,374,666	8,384,879

Phoenix Services International LLC (0.5%)*(6) (8)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 08/18, Due 03/25)	2,954,887	2,964,982	2,757,885
			2,954,887	2,964,982	2,757,885

PODS Enterprises, Inc. (0.9%)*(6) (8)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 12/24)	4,961,943	4,975,275	4,982,088
			4,961,943	4,975,275	4,982,088

Premier Technical Services Group (0.5%)*(3) (5) (7) (8)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.5% Cash, Acquired 08/19, Due 08/26)	2,875,549	2,533,643	2,752,808
			2,875,549	2,533,643	2,752,808

Pro Mach Inc. (1.0%)*(5) (6) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 08/18, Due 03/25)	5,909,774	5,893,603	5,847,013
			5,909,774	5,893,603	5,847,013

ProAmpac Intermediate Inc. (1.7%)*(4) (6) (8)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 11/23)	9,846,482	9,857,895	9,680,372
			9,846,482	9,857,895	9,680,372

Process Equipment, Inc. (1.1%)*(5) (7) (8)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 03/19, Due 03/25)	6,762,500	6,635,562	6,546,325
			6,762,500	6,635,562	6,546,325

Professional Datasolutions, Inc. (PDI) (4.0%)*(5) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 03/19, Due 10/24)	23,158,008	23,120,723	22,879,936
			23,158,008	23,120,723	22,879,936

PSC UK Pty Ltd. (0.6%)*(3) (5) (7) (8)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.3% Cash, Acquired 11/19, Due 11/24)	3,625,921	3,396,509	3,494,295
			3,625,921	3,396,509	3,494,295

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (0.9%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Acquired 08/18, Due 04/24)	4,974,555	4,974,727	4,977,689
			4,974,555	4,974,727	4,977,689

Red Ventures, LLC (1.0%)*(6) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 11/24)	5,954,774	5,985,039	5,990,919
			5,954,774	5,985,039	5,990,919

RedPrairie Holding, Inc. (0.9%)*(6) (8)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 10/23)	4,961,637	4,990,946	4,989,571
			4,961,637	4,990,946	4,989,571

Renaissance Learning, Inc. (0.9%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 05/25)	5,391,318	5,387,730	5,354,711
			5,391,318	5,387,730	5,354,711

Reynolds Group Holdings Ltd. (0.9%)*(6) (8)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 02/23)	4,961,637	4,979,527	4,973,297
			4,961,637	4,979,527	4,973,297

Ruffalo Noel Levitz, LLC (1.7%)*(5) (7) (8)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 01/19, Due 05/22)	9,714,617	9,607,656	9,641,334
			9,714,617	9,607,656	9,641,334

Scaled Agile, Inc. (0.9%)*(5) (7) (8)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 06/19, Due 06/24)	4,986,980	4,940,603	4,941,809
			4,986,980	4,940,603	4,941,809

SCI Packaging Inc. (0.9%)*(6) (8)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 08/18, Due 04/24)	4,961,832	4,952,139	4,940,149
			4,961,832	4,952,139	4,940,149

Seadrill Ltd. (0.9%)*(3) (4) (8)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 09/18, Due 02/21)	9,809,097	9,508,856	4,883,066
			9,809,097	9,508,856	4,883,066

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Seaworld Entertainment, Inc. (1.0%)*(3) (6) (8)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 03/24)	$5,954,081	$5,945,241	$5,978,910
			5,954,081	5,945,241	5,978,910

Serta Simmons Bedding LLC (0.6%)*(4) (5) (8)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.2% Cash, Acquired 10/19, Due 11/23)	4,961,929	3,927,986	3,184,963
			4,961,929	3,927,986	3,184,963

SIWF Holdings, Inc. (1.6%)*(4) (6) (8)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 08/18, Due 06/25)	9,350,501	9,403,797	9,303,749
			9,350,501	9,403,797	9,303,749

SK Blue Holdings, LP (0.7%)*(6) (7) (8)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.8% Cash, Acquired 09/18, Due 10/25)	4,160,612	4,158,472	4,129,407
			4,160,612	4,158,472	4,129,407

Smile Brands Group Inc. (0.9%)*(5) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.6% Cash, Acquired 10/18, Due 10/24)	5,390,141	5,339,191	5,293,980
			5,390,141	5,339,191	5,293,980

Solenis International, LLC (f/k/a Solenis Holdings, L.P.) (1.4%)*(5) (6) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.9% Cash, Acquired 08/18, Due 06/25)	7,880,000	7,922,706	7,781,500
			7,880,000	7,922,706	7,781,500

SonicWALL, Inc. (0.8%)*(6) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 05/25)	4,455,000	4,457,031	4,336,185
			4,455,000	4,457,031	4,336,185

Springbrook Software (SBRK Intermediate, Inc.) (1.8%)*(5) (7) (8)	Enterprise Software and Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 12/19, Due 12/26)	10,520,990	10,269,533	10,294,130
			10,520,990	10,269,533	10,294,130

SRS Distribution, Inc. (0.9%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 05/25)	4,974,811	4,899,772	4,930,038
			4,974,811	4,899,772	4,930,038

SS&C Technologies, Inc. (0.3%)*(3) (6) (8)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.0% Cash, Acquired 10/18, Due 04/25)	1,742,327	1,738,643	1,753,042
			1,742,327	1,738,643	1,753,042

Syniverse Holdings, Inc. (1.7%)*(4) (6) (8)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 08/18, Due 03/23)	10,342,105	10,306,230	9,612,573
			10,342,105	10,306,230	9,612,573

Tahoe Subco 1 Ltd. (2.6%)*(3) (4) (6) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.7% Cash, Acquired 09/18, Due 06/24)	14,800,754	14,806,789	14,677,463
			14,800,754	14,806,789	14,677,463

Team Health Holdings, Inc. (1.0%)*(4) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 02/24)	6,893,671	6,679,490	5,560,159
			6,893,671	6,679,490	5,560,159

Tempo Acquisition LLC (1.0%)*(6) (8)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 05/24)	5,589,753	5,606,977	5,618,876
			5,589,753	5,606,977	5,618,876

The Hilb Group, LLC (1.8%)*(5) (7) (8)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.4% Cash, Acquired 12/19, Due 12/26)	10,357,834	10,029,427	10,049,762
			10,357,834	10,029,427	10,049,762

Total Safety U.S. Inc. (0.8%)*(5) (8)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 11/19, Due 08/25)	4,937,500	4,668,972	4,650,533
			4,937,500	4,668,972	4,650,533

Transportation Insight, LLC (3.9%)*(5) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.3% Cash, Acquired 08/18, Due 12/24)	22,286,485	22,088,329	22,245,067
			22,286,485	22,088,329	22,245,067

Truck-Lite Co., LLC (3.7%)*(5) (7) (8)	Automotive Parts and Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.1% Cash, Acquired 12/19, Due 12/24)	21,794,872	21,298,442	21,337,947
			21,794,872	21,298,442	21,337,947

Trystar, LLC (2.9%)*(5) (7) (8)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 09/18, Due 09/23)	15,999,318	15,782,579	15,963,771
		LLC Units (361.5 units, Acquired 09/18)		361,505	597,581
			15,999,318	16,144,084	16,561,352

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
U.S. Anesthesia Partners, Inc. (2.4%)*(4) (6) (8)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 06/24)	$13,585,533	$13,637,823	$13,534,587
			13,585,533	13,637,823	13,534,587

U.S. Silica Company (0.2%)*(3) (4) (5) (8)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.8% Cash, Acquired 08/18, Due 05/25)	1,502,945	1,506,348	1,324,200
			1,502,945	1,506,348	1,324,200

USF Holdings LLC (0.5%)*(6) (7) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 12/21)	3,224,841	3,233,041	2,902,357
			3,224,841	3,233,041	2,902,357

USIC Holdings, Inc. (1.2%)*(5) (6) (8)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 12/23)	6,896,886	6,925,717	6,866,746
			6,896,886	6,925,717	6,866,746

USI Holdings Corp. (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 08/18, Due 05/24)	4,961,929	4,956,994	4,956,967
			4,961,929	4,956,994	4,956,967

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.8%)*(5) (7) (8)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 11/18, Due 11/24)	16,513,432	16,260,417	16,107,839
			16,513,432	16,260,417	16,107,839

Validity, Inc. (0.7%)*(5) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 07/19, Due 05/25)	4,178,543	3,989,821	3,977,081
			4,178,543	3,989,821	3,977,081

Venator Materials LLC (0.3%)*(3) (6) (8)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 08/24)	1,562,199	1,566,972	1,547,873
			1,562,199	1,566,972	1,547,873

Veritas Bermuda Intermediate Holdings Ltd. (0.8%)*(6) (8)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.3% Cash, Acquired 09/18, Due 01/23)	4,961,735	4,784,696	4,767,235
			4,961,735	4,784,696	4,767,235

VF Holding Corp. (2.1%)*(4) (5) (6) (8)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 07/25)	11,880,000	11,885,248	11,728,768
			11,880,000	11,885,248	11,728,768

Wilsonart, LLC (0.9%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 11/18, Due 12/23)	4,961,832	4,961,832	4,970,118
			4,961,832	4,961,832	4,970,118

Winebow Group, LLC, (The) (1.7%)*(4) (5) (8)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 11/19, Due 07/21)	7,088,420	6,425,336	6,361,857
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 9.3% Cash, Acquired 10/19, Due 01/22)	4,911,766	3,314,045	3,209,004
			12,000,186	9,739,381	9,570,861

Wink Holdco, Inc. (0.7%)*(6) (8)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 12/24)	3,969,620	3,967,724	3,972,121
			3,969,620	3,967,724	3,972,121

Xperi Corp. (0.4%)*(3) (6) (8)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 12/23)	2,049,364	2,042,322	2,048,729
			2,049,364	2,042,322	2,048,729

Subtotal Non–Control / Non–Affiliate Investments			1,099,631,654	1,085,886,720	1,066,845,054

Affiliate Investment: (9)
Jocassee Partners LLC (1.8%)*(3) (5) (8)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		10,158,270	10,229,813
				10,158,270	10,229,813

Subtotal Affiliate Investment				10,158,270	10,229,813

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Short-Term Investments:

BNY Mellon Investment Advisor, Inc. (12.6%)*(4) (5)	Money Market Fund	Dreyfus Government Cash Management Fund (1.5% yield)		$71,963,994	$71,963,994
				71,963,994	71,963,994

Federated Investment Management Company (4.3%)*(6)	Money Market Fund	Federated Government Obligation Fund (1.5% yield)		24,604,946	24,604,946
				24,604,946	24,604,946

Subtotal Short-Term Investments				96,568,940	96,568,940

Total Investments, December 31, 2019 (205.6%)*			$1,099,631,654	$1,192,613,930	$1,173,643,807

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	$(2,028)
Foreign currency forward contract (EUR)	€142,781	$158,547	01/02/20	1,724
Foreign currency forward contract (EUR)	$506,967	€453,920	04/02/20	(5,440)

Foreign currency forward contract (GBP)	$707,963	£549,253	01/02/20	(19,660)
Foreign currency forward contract (GBP)	£549,253	$718,861	01/02/20	8,763
Foreign currency forward contract (GBP)	$227,890	£175,529	04/02/20	(5,215)

Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	(2,687)
Foreign currency forward contract (SEK)	920,569kr	$96,846	01/02/20	1,495
Foreign currency forward contract (SEK)	$97,360	912,212kr	04/02/20	(511)

Total Foreign Currency Forward Contracts, December 31, 2019				$(23,559)
* Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of December 31, 2019 represented 206% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 14.8% of total investments at fair value as of December 31, 2019. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)Some or all of the investment is or will be encumbered as security for Barings BDC Senior Funding I, LLC's credit facility entered into in August 2018 with Bank of America, N.A., as subsequently amended in December 2018 and February 2020 (the "August 2018 Credit Facility").
(5)Some or all of the investment is or will be encumbered as security for the February 2019 Credit Facility.
(6)Some or all of the investment is encumbered as security for the Company's Debt Securitization.
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

(9)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2019 were as follows:

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements
1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Barings BDC, Inc. (the "Company") and its wholly-owned subsidiaries are specialty finance companies. The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected for federal income tax purposes to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code").
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
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between Barings BDC, Inc. and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies. ASC 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Purchase Programs
On September 24, 2018, the Adviser entered into a Rule 10b5-1 Purchase Plan (the “10b5-1 Plan”) that qualified for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of the Company's common stock on the open market on behalf of the Adviser in accordance with purchase guidelines specified in the 10b5-1 Plan. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, the Adviser fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of the Company's common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, the Adviser had purchased 5,084,302 shares of the Company's common stock pursuant to the 10b5-1 Plan. As of June 30, 2020, the Adviser owned a total of 13,639,681 shares of our common stock, or 28.4% of the total shares outstanding.
On February 25, 2019, the Company adopted a share repurchase plan, pursuant to Board approval, for the purpose of repurchasing shares of the Company's common stock in the open market during the 2019 fiscal year (the "2019 Share Repurchase Plan"). The Board authorized the Company to repurchase in 2019 up to a maximum of 5.0% of the amount of shares outstanding under the following targets:
•a maximum of 2.5% of the amount of shares of the Company's common stock outstanding if shares traded below NAV per share but in excess of 90% of NAV per share; and
•a maximum of 5.0% of the amount of shares of the Company's common stock outstanding if shares traded below 90% of NAV per share.
The 2019 Share Repurchase Plan was executed in accordance with applicable rules under the Exchange Act including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the 2019 Share Repurchase Plan. The 2019 Share Repurchase Plan was designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company was delegated the authority to repurchase shares on the Company's behalf in the open market, pursuant to, and under the terms and limitations of, the 2019 Share Repurchase Plan. During the three and six months ended June 30, 2019, the Company repurchased a total of 376,384 shares and 969,789 shares, respectively, of its common stock in the open market under the 2019 Share Repurchase Plan at an average price of $10.06 per share and $9.95 per share, respectively, including broker commissions.
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
Purchases under the 2020 Share Repurchase Program may be made in open-market transactions and include transactions being executed by a broker selected by the Company that has been delegated the authority to repurchase shares on the Company's behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. There is no assurance that the Company will purchase shares at any specific discount levels or in any specific amounts. During the three and six months ended June 30, 2020, the Company repurchased a total of 327,069 and 989,050 shares, respectively, of its common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.17 and $7.21 per share, respectively, including broker commissions.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2020, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $3.6 million and $7.5 million, respectively. For the three and six months ended June 30, 2019, the amount of Base Management Fee incurred was approximately $3.1 million and $5.6 million, respectively. As of June 30, 2020, the Base Management Fee of $3.6 million for the three months ended June 30, 2020 was unpaid and included in "Base management fees payable" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2019, the Base Management Fee of $3.3 million for the three months ended December 31, 2019 was unpaid and included in "Base management fees payable" in the accompanying Consolidated Balance Sheet.
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
The Income-Based Fee is calculated as follows:
(i)For each quarter from and after August 2, 2018 through December 31, 2019 (the "Pre-2020 Period"), the Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter for which such fees were being calculated. In respect of the Pre-2020 Period, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant calendar quarter, minus the Company’s operating expenses for such quarter (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(ii)For each quarter beginning on and after January 1, 2020 (the "Post-2019 Period"), the Income-Based Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and the eleven preceding calendar quarters (or such fewer number of preceding calendar quarters counting each calendar quarter beginning on or after January 1, 2020) (each such period referred to as the "Trailing Twelve Quarters") for which such fees are being calculated and is payable promptly following the filing of the Company’s financial statements for such quarter. In respect of the Post-2019 Period, "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant Trailing Twelve Quarters, minus the Company’s operating expenses for such Trailing Twelve Quarters (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee) divided by the number of quarters that comprise the relevant Trailing Twelve Quarters. Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(iii)Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less senior securities constituting indebtedness and preferred stock) at the end of the calendar quarter for which such fees are being calculated, is compared to a "hurdle rate", expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 2% per quarter (8% annualized). The Company pays the Adviser the Income-Based Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
(1)(a) With respect to the Pre-2020 Period, no Income-Based Fee for any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) did not exceed the hurdle rate;

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(b) With respect to the Post-2019 Period, no Income-Based Fee for any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) does not exceed the hurdle rate;
(2)(a) With respect to the Pre-2020 Period, 100% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeded the hurdle rate but was less than 2.5% (10% annualized) (the "Pre-2020 Catch-Up Amount"). The Pre-2020 Catch-Up Amount was intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) when the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) reached 2% per quarter (8% annualized);
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
(3)(a) With respect to the Pre-2020 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for such quarter, if any, that exceeded the Pre-2020 Catch-Up Amount; and
(b) With respect to the Post-2019 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeds the Post-2019 Catch-Up Amount.
However, with respect to the Post-2019 Period, the Income-Based Fee paid to the Adviser will not be in excess of the Incentive Fee Cap. With respect to the Post-2019 Period, the "Incentive Fee Cap" for any quarter is an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate Income-Based Fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. The Incentive Fee Cap is not subject to recoupment.
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
The Capital Gains Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement), and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for such year. If the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee. The Company did not pay any Incentive Fee for the three or six months ended June 30, 2020 or 2019.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Company is required to reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement, or such lesser amount as may be agreed to in writing by the Company and the Adviser from time to time. If the Company and the Adviser agree to a reimbursement amount for any period which is less than the full amount otherwise permitted under the Administration Agreement, then the Adviser will not be entitled to recoup any difference thereof in any subsequent period or otherwise. The costs and expenses incurred by the Adviser on behalf of the Company under the Administration Agreement include, but are not limited to:
•the allocable portion of the Adviser’s rent for the Company’s Chief Financial Officer and the Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;
•the allocable portion of the salaries, bonuses, benefits and expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the time spent by such personnel in connection with performing administrative services for the Company under the Administration Agreement;
•the actual cost of goods and services used for the Company and obtained by the Adviser from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles;
•all fees, costs and expenses associated with the engagement of a sub-administrator, if any; and
•costs associated with (a) the monitoring and preparation of regulatory reporting, including registration statements and amendments thereto, prospectus supplements, and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.
For the three and six months ended June 30, 2020, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.2 million and $0.6 million, respectively, under the terms of the Administration Agreement, which amount is included in "General and administrative expenses" in the accompanying Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2019, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.9 million and $1.4 million, respectively, under the terms of the Administration Agreement, which amount is included in "General and administrative expenses" in the accompanying Unaudited Consolidated Statements of Operations. As of June 30, 2020, the administrative expenses for the three months ended June 30, 2020 were unpaid and included in "Administrative fees payable" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2019, the administrative expenses of $0.4 million incurred for the three months ended December 31, 2019 were unpaid and included in "Administrative fees payable" in the accompanying Consolidated Balance Sheet.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
3. INVESTMENTS
Portfolio Composition
Excluding the Company's investments in its joint ventures and short-term money market funds, as of June 30, 2020 and December 31, 2019 approximately $350.9 million and $509.9 million, respectively, or 36.5% and 47.8%, respectively, of the Company's investment portfolio was invested in syndicated senior secured loans, approximately $596.9 million and $556.9 million, respectively, or 62.2% and 52.2%, respectively, of the Company's investment portfolio was invested in senior secured, middle-market, private debt and equity investments and approximately $12.3 million and $0.0 million, respectively, or 1.3% and 0.0%, respectively, of the Company's investment portfolio was invested in structured products. Structured products include collateralized loan obligations and asset-backed securities. The Adviser's existing SEC co-investment exemptive relief under the 1940 Act, permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2020:
Senior debt and 1st lien notes	$1,002,993,507	91%	$930,685,483	90%	190%
Subordinated debt and 2nd lien notes	17,505,684	2	16,040,935	2	3
Structured products	11,519,473	1	12,264,235	1	3
Equity shares	1,028,125	—	1,070,410	—	—
Investments in joint ventures	16,658,270	2	15,933,845	2	3
Short-term investments	58,046,476	5	58,046,124	6	12
	$1,107,751,535	100%	$1,034,041,032	100%	211%
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%	184%
Subordinated debt and 2nd lien notes	15,339,180	1	15,220,969	1	3
Equity shares	515,825	—	760,716	—	—
Investment in joint venture	10,158,270	1	10,229,813	1	2
Short-term investments	96,568,940	8	96,568,940	8	17
	$1,192,613,930	100%	$1,173,643,807	100%	206%
During the three months ended June 30, 2020, the Company purchased $10.5 million in syndicated senior secured loans, made new investments in two middle-market portfolio companies totaling $11.9 million, consisting of two senior secured private debt investments and one minority equity investment, made one new joint venture equity investment totaling $1.5 million, made additional debt investments in seven existing portfolio companies totaling $5.6 million and made an additional investment in one joint venture equity portfolio company totaling $5.0 million. During the six months ended June 30, 2020, the Company purchased $38.3 million in syndicated senior secured loans, purchased $11.5 million in structured product investments, made new investments in 12 middle-market portfolio companies totaling $91.3 million, consisting of 12 senior secured private debt investments, one subordinated debt investment and two minority equity investments, made one new joint venture equity investment totaling $1.5 million, made additional debt investments in 14 existing portfolio companies totaling $19.0 million and made an additional investment in one joint venture equity portfolio company totaling $5.0 million.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of investments at fair value at June 30, 2020 and December 31, 2019, excluding short-term investments, was as follows:

	June 30, 2020		December 31, 2019
Aerospace and Defense	$58,155,042	6.0%	$71,899,486	6.7%
Automotive	50,601,492	5.2%	29,879,546	2.8%
Banking, Finance, Insurance and Real Estate	80,006,959	8.2%	83,826,677	7.8%
Beverage, Food and Tobacco	3,739,493	0.4%	11,837,328	1.1%
Capital Equipment	63,020,151	6.5%	62,694,548	5.8%
Chemicals, Plastics, and Rubber	17,539,558	1.8%	31,989,552	3.0%
Construction and Building	20,841,041	2.1%	23,222,638	2.2%
Consumer Goods: Durable	34,946,667	3.5%	30,207,496	2.8%
Consumer Goods: Non-durable	9,998,663	1.0%	13,958,377	1.3%
Containers, Packaging and Glass	25,628,577	2.6%	32,465,070	3.0%
Energy: Electricity	15,628,028	1.6%	16,561,352	1.5%
Energy: Oil and Gas	2,491,031	0.3%	14,031,270	1.3%
Healthcare and Pharmaceuticals	100,607,271	10.3%	106,336,903	9.9%
High Tech Industries	113,019,672	11.6%	124,598,066	11.6%
Hotel, Gaming and Leisure	7,457,453	0.8%	5,978,910	0.6%
Investment Funds and Vehicles	15,933,845	1.6%	10,229,813	0.9%
Media: Advertising, Printing and Publishing	20,244,112	2.1%	30,919,615	2.9%
Media: Broadcasting and Subscription	5,056,725	0.5%	—	—%
Media: Diversified and Production	30,656,022	3.1%	31,962,571	3.0%
Metals and Mining	14,362,681	1.4%	12,284,823	1.1%
Retail	19,160,462	2.0%	28,438,030	2.6%
Services: Business	114,947,308	11.8%	127,261,336	11.8%
Services: Consumer	38,887,027	4.0%	35,667,981	3.3%
Structured Products	10,402,313	1.1%	—	—%
Telecommunications	18,657,128	1.9%	33,725,812	3.1%
Transportation: Cargo	59,900,631	6.1%	83,353,452	7.7%
Transportation: Consumer	—	—%	5,845,206	0.5%
Utilities: Electric	12,668,933	1.3%	6,028,435	0.6%
Utilities: Oil and Gas	11,436,622	1.2%	11,870,574	1.1%
Total	$975,994,908	100.0%	$1,077,074,867	100.0%
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust ("SCRS") to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans and structured products. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. As of June 30, 2020, Jocassee had $70.0 million in senior secured private middle-market debt investments, $349.5 million in U.S. syndicated senior secured loans, $96.6 million in European syndicated senior secured loans, $24.8 million in structured product investments, $6.7 million in an equity investment, $13.5 million in a joint venture investment and $67.5 million in a short-term investment. As of December 31, 2019, Jocassee had $41.3 million in senior secured private middle-market debt investments, $140.8 million in U.S. syndicated senior secured loans, $57.3 million in European syndicated senior secured loans, $8.2 million in an equity investment and $36.7 million in a short-term investment.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of June 30, 2020 and December 31, 2019, the Company had sold $66.9 million and $36.1 million, respectively, of its investments to Jocassee. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
The Company has determined that Jocassee is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Jocassee as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Jocassee due to the allocation of voting rights among Jocassee members.
As of June 30, 2020 and December 31, 2019, Jocassee had the following commitments, contributions and unfunded commitments from its members:

	As of June 30, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$50,000,000	$15,000,000	$—	$35,000,000
South Carolina Retirement Systems Group Trust	500,000,000	150,000,000	—	350,000,000
Total	$550,000,000	$165,000,000	$—	$385,000,000

	As of December 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$50,000,000	$10,000,000	$—	$40,000,000
South Carolina Retirement Systems Group Trust	500,000,000	100,000,000	—	400,000,000
Total	$550,000,000	$110,000,000	$—	$440,000,000
Thompson Rivers, LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, Barings BDC, Inc. (the “Company”) entered into a limited liability company agreement (“LLC Agreement”) with Jocassee. The Company and Jocassee have committed to initially provide $10.0 million and $90.0 million, respectively, of equity capital to Thompson Rivers. Equity contributions (and equity ownership) is on a pro-rata basis, based on their equity commitments (10% for the Company and 90% for Jocassee). As of June 30, 2020, Thompson Rivers had $15.1 million in private student loan asset-backed securities, $17.6 million in commercial mortgage-backed securities, and $8.2 million in cash.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company has determined that Thompson Rivers is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of June 30, 2020, Thompson Rivers had the following commitments, contributions and unfunded commitments from its members:

	As of June 30, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$10,000,000	$1,500,000	$—	$8,500,000
Jocassee, Partners, LLC	90,000,000	13,500,000	—	76,500,000
Total	$100,000,000	$15,000,000	$—	$85,000,000
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
There is no single technique for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
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
The Company's money market fund investments are generally valued using Level 1 inputs and its syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs. The Company's senior secured, middle-market, private debt investments are generally valued using Level 3 inputs.
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
The total number of senior secured, middle-market investments and the percentage of the Company's total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%
December 31, 2019	38	100%
March 31, 2020	30	62%
June 30, 2020	33	53%
(1)Exclusive of the fair value of new middle-market investments made during the quarter for which the Procedures were not performed and certain middle-market investments repaid subsequent to the end of the reporting period.
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
Market Approach
The Company values its syndicated senior secured loans and structured product investments using values provided by independent pricing services that have been approved by the Adviser's Pricing Committee. The prices received from these pricing service providers are based on yields or prices of securities of comparable quality, type, coupon and maturity and/or indications as to value from dealers and exchanges. The Company will seek to obtain two prices from the pricing services with one price representing the primary source and the other representing an independent control valuation. The Company evaluates the prices obtained from brokers or independent pricing service providers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from independent pricing service providers and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Company performs due diligence procedures surrounding independent pricing service providers to understand their methodology and controls to support their use in the valuation process.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Valuation of Investment in Jocassee
The Company estimates the fair value of its investment in Jocassee Partners LLC using the net asset value of Jocassee Partners LLC and its ownership percentage. The net asset value of Jocassee Partners LLC is determined in accordance with the specialized accounting guidance for investment companies.
Valuation of Investment in Thompson Rivers
The Company estimates the fair value of its investment in Thompson Rivers LLC using the net asset value of Thompson Rivers LLC and its ownership percentage. The net asset value of Thompson Rivers LLC is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of June 30, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes(1)	$585,809,034	Income Approach	Implied Spread	5.1% – 12.4%	7.2%
Subordinated debt and 2nd lien notes	10,054,891	Income Approach	Implied Spread	9.5% – 10.5%	10.0%
Equity shares	1,070,410	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	8.2x – 11.3x	9.4x
(1) Excludes investments with an aggregate fair value amounting to $9,973,275, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

December 31, 2019:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes(1)	$528,907,788	Income Approach	Implied Spread	4.6% – 8.0%	5.7%
Subordinated debt and 2nd lien notes(2)	9,699,465	Income Approach	Implied Spread	8.8% – 9.4%	9.1%
Equity shares	760,716	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	10.0x – 12.3x	10.5x
(1) Excludes investments with an aggregate fair value amounting to $26,592,519, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2) Excludes investments with an aggregate fair value amounting to $2,312,500, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2020 and December 31, 2019, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$334,903,174	$595,782,309	$930,685,483
Subordinated debt and 2nd lien notes	—	5,986,044	10,054,891	16,040,935
Structured products	—	12,264,235	—	12,264,235
Equity shares	—	—	1,070,410	1,070,410
Short-term investments	58,046,124	—	—	58,046,124
Investments subject to leveling	$58,046,124	$353,153,453	$606,907,610	$1,018,107,187
Investments in joint ventures(1)				15,933,845
				$1,034,041,032

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$495,363,062	$555,500,307	$1,050,863,369
Subordinated debt and 2nd lien notes	—	3,209,004	12,011,965	15,220,969
Equity shares	—	—	760,716	760,716
Short-term investments	96,568,940	—	—	96,568,940
Investments subject to leveling	$96,568,940	$498,572,066	$568,272,988	$1,163,413,994
Investment in joint venture(1)				10,229,813
				$1,173,643,807
(1)The Company's investments in Jocassee and Thompson Rivers are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 and 2019:

Six Months Ended June 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$555,500,307	$12,011,965	$760,716	$568,272,988
New investments	114,529,054	660,263	512,299	115,701,616
Transfers in (out) of Level 3, net	19,063,921	(2,312,500)	—	16,751,421
Proceeds from sales of investments	(41,847,723)	—	—	(41,847,723)
Loan origination fees received	(3,089,477)	(19,808)	—	(3,109,285)
Principal repayments received	(17,760,617)	—	—	(17,760,617)
Payment in kind interest earned	198,839	—	—	198,839
Accretion of loan premium	(9,119)	—	—	(9,119)
Accretion of deferred loan origination revenue	1,124,798	16,915	—	1,141,713
Realized loss	(311,196)	—	—	(311,196)
Unrealized depreciation	(31,616,478)	(301,944)	(202,605)	(32,121,027)
Fair value, end of period	$595,782,309	$10,054,891	$1,070,410	$606,907,610

Six Months Ended June 30, 2019:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$257,987,259	$7,679,132	$515,825	$266,182,216
New investments	132,890,095	4,951,685	—	137,841,780
Transfers out of Level 3	(18,924,383)	—	—	(18,924,383)
Proceeds from sales of investments	(6,540,831)	—	—	(6,540,831)
Loan origination fees received	(2,271,606)	(148,551)	—	(2,420,157)
Principal repayments received	(9,932,420)	(2,980,874)	—	(12,913,294)
Accretion of loan premium	(5,395)	—	—	(5,395)
Accretion of deferred loan origination revenue	486,312	55,878	—	542,190
Realized loss	(46,575)	—	—	(46,575)
Unrealized appreciation (depreciation)	3,729,357	91,288	67,833	3,888,478
Fair value, end of period	$357,371,813	$9,648,558	$583,658	$367,604,029
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation (depreciation) on Level 3 investments of $10.0 million and $(32.6) million during the three and six months ended June 30, 2020 was related to portfolio company investments that were still held by the Company as of June 30, 2020. Pre-tax net unrealized appreciation on Level 3 investments of $2.3 million and $3.2 million during the three and six months ended June 30, 2019 was related to portfolio company investments that were still held by the Company as of June 30, 2019.
Exclusive of short-term investments, during the six months ended June 30, 2020, the Company made investments of approximately $153.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2020, the Company made investments of $13.3 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are "Affiliated Persons" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control / Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the outstanding voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
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
Payment-in-Kind Interest
As of June 30, 2020 and December 31, 2019, the Company held investments that contained PIK interest provisions, and the Company may hold additional investments with PIK interest provisions in the future. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Fee income for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Recurring Fee Income:
Amortization of loan origination fees	$463,590	$200,806	$893,139	$346,124
Management, valuation and other fees	154,000	78,573	329,755	130,882
Total Recurring Fee Income	617,590	279,379	1,222,894	477,006
Non-Recurring Fee Income:
Prepayment fees	—	59,617	248,574	59,617
Acceleration of unamortized loan origination fees	20,118	118,299	84,151	197,378
Advisory, loan amendment and other fees	12,725	62,675	55,807	87,026
Total Non-Recurring Fee Income	32,843	240,591	388,532	344,021
Total Fee Income	$650,433	$519,970	$1,611,426	$821,027
Concentration of Credit Risk
As of both June 30, 2020 and December 31, 2019, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2020 and December 31, 2019, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 2.4% and 2.3%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2020, $768.6 million of the investment portfolio were or will be pledged as collateral for the February 2019 Credit Facility, and $296.5 million of the investment portfolio were pledged as collateral for the Debt Securitization.
Investments Denominated in Foreign Currencies
As of June 30, 2020 the Company held one investment that was denominated in Swedish kronas, nine investments that were denominated in Euros and three investments that were denominated in British pounds sterling. As of December 31, 2019, the Company held one investment that was denominated in Swedish kronas, five investments that were denominated in Euros and two investments that were denominated in British pounds sterling.
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
In addition, during the six months ended June 30, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary) is reflected net of applicable federal and state income taxes in the Company's Consolidated Statements of Operations, with the related deferred tax assets or liabilities included in "Accounts payable and accrued liabilities" in the Company's Unaudited and Audited Consolidated Balance Sheets.
For federal income tax purposes, the cost of investments owned as of June 30, 2020 and December 31, 2019 was approximately $1,108.2 million and $1,192.7 million, respectively. As of June 30, 2020, net unrealized depreciation on the Company's investments (tax basis) was approximately $74.7 million, consisting of gross unrealized appreciation, where the fair

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
value of the Company's investments exceeds their tax cost, of approximately $3.2 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $78.0 million. The cost of investments owned (tax basis) listed above does not include the RIC's basis in the Taxable Subsidiary. As of June 30, 2020 and December 31, 2019, the cost (tax basis) of the RIC's investment in the Taxable Subsidiary was approximately $18.4 million and $18.0 million, respectively. As of December 31, 2019, net unrealized depreciation on the Company's investments (tax basis) was approximately $20.1 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $2.5 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $22.6 million.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2020 and December 31, 2019:

Issuance Date	Maturity Date	Interest Rate as of June 30, 2020	June 30, 2020	December 31, 2019
Credit Facilities:
August 3, 2018 - Class A-1	NA	NA	$—	$107,200,000
February 21, 2019	February 21, 2024	2.415%	342,921,705	245,288,419
Total Credit Facilities			$342,921,705	$352,488,419
Debt Securitization:
May 9, 2019 - Class A-1 2019 Notes	April 15, 2027	2.239%	$174,920,123	$266,710,176
May 9, 2019 - Class A-2 2019 Notes	April 15, 2027	2.869%	51,500,000	51,500,000
Less: Deferred financing fees			(1,024,638)	(1,545,702)
Total Debt Securitization			$225,395,485	$316,664,474
August 2018 Credit Facility
On July 3, 2018, the Company formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company (“BSF”), the primary purpose of which was to function as the Company's special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into the August 2018 Credit Facility (as subsequently amended in December 2018 and in February 2020) with Bank of America, N.A., as administrative agent (the "Administrative Agent") and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018 (the "Security Agreement") pursuant to which BSF’s obligations under the August 2018 Credit Facility were secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments (the "Pledged Property"). In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property was held in the custody of State Street Bank and Trust Company, as collateral administrator (the "Collateral Administrator"). The Collateral Administrator maintained and performed certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator was authorized to make distributions and payments from Pledged Property based only on the written instructions of the Administrative Agent.
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, the Company reduced its Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, the Company further reduced its Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced its Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. Effective August 14, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $250.0 million to $177.0 million. Effective October 29, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $177.0 million to $150.0 million. Effective January 21, 2020, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $150.0 million to $80.0 million. Effective April 23, 2020, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $80.0 million to $30.0 million. Finally, effective June 26, 2020, the Company further reduced its Class A-1 Loan Commitments, and therefore total

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
commitments, under the August 2018 Credit Facility from $30.0 million to zero. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in the Company's Consolidated Statements of Operations.
On February 21, 2020, the Company extended the maturity date of the August 2018 Credit Facility from August 3, 2020 to August 3, 2021. On June 30, 2020, following the repayment of all borrowings, interest, and fees payable thereunder and at the election of the Company, the August 2018 Credit Facility was terminated, including all commitments and obligations of Bank of America, N.A. to lend or make advances to BSF. In addition, the Security Agreement was terminated and all security interests in the assets of BSF in favor of the lenders were terminated. As a result of these terminations, all obligations of BSF under the August 2018 Credit Facility and Security Agreement were fully discharged.
All borrowings under the August 2018 Credit Facility bore interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate was equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depended on the term of the borrowing under the August 2018 Credit Facility, which could be either one month or three months. BSF was required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF could prepay any borrowing at any time without premium or penalty, except that BSF could have been liable for certain funding breakage fees if prepayments occurred prior to expiration of the relevant interest period. BSF could also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
Borrowings under the August 2018 Credit Facility were subject to compliance with a borrowing base, pursuant to which the amount of funds advanced by the lenders to BSF would vary depending upon the types of assets in BSF’s portfolio. Assets were required to meet certain criteria to be included in the borrowing base, and the borrowing base was subject to certain portfolio restrictions including investment size, sector concentrations, investment type and credit ratings.
Under the August 2018 Credit Facility, BSF made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for credit facilities of this nature. In addition to other customary events of default included in financing transactions, the August 2018 Credit Facility contained the following events of default: (a) the failure to make principal payments when due or interest payments within two business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by BSF of certain ineligible assets; (d) the insolvency or bankruptcy of BSF; and (e) the decline of BSF’s NAV below a specified threshold.
Borrowings of BSF were considered borrowings by Barings BDC, Inc. for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of BSF under the August 2018 Credit Facility were non-recourse to Barings BDC, Inc.
As of December 31, 2019, BSF had borrowings of $107.2 million, outstanding under the August 2018 Credit Facility with an interest rate of 2.940%. As of December 31, 2019, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $107.2 million. The fair values of the borrowings outstanding under the August 2018 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February 2019 Credit Facility
On February 21, 2019, the Company entered into the February 2019 Credit Facility (as subsequently amended in December 2019) with ING Capital LLC ("ING"), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company's assets and guaranteed by certain subsidiaries of the Company. Following the termination of the August 2018 Credit Facility on June 30, 2020, BSF became a subsidiary guarantor and its assets will secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of June 30, 2020, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of June 30, 2020, the Company had U.S. dollar borrowings of $265.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 2.438% (weighted average one month LIBOR of 0.188%), borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.25% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £9.3 million ($11.5 million U.S. dollars) with an interest rate of 2.375% (one month GBP LIBOR of 0.125%), borrowings denominated in Euros of €38.0 million ($55.0 million U.S. dollars) with an interest rate of 2.25% (one month EURIBOR of 0.000%) and borrowings denominated in Canadian dollars of C$13.6 million ($10.0 million U.S. dollars) with an interest rate of 2.78% (one month CDOR of 0.530%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
As of June 30, 2020 and December 31, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $342.9 million and $245.3 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Class A-1 2019 Notes and Class A-2 2019 Notes are the secured obligations of the Issuers, the Subordinated 2019 Notes are the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes includes customary covenants and events of default. The 2019 Notes have not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration. As of June 30, 2020, the Company was in compliance with all covenants under the Class A-1 2019 Notes and Class A-2 2019 Notes.
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
During the three and six months ended June 30, 2020, $64.8 million and $91.8 million, respectively, of the Class A-1 2019 Notes were repaid. As of June 30, 2020, the Company had borrowings of $174.9 million outstanding under the Class A-1 2019 Notes with an interest rate of 2.239% (three month LIBOR of 1.219%) and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 2.869% (three month LIBOR of 1.219%).
During the year ended December 31, 2019, $30.0 million of the Class A-1 2019 Notes were repaid. As of December 31, 2019, the Company had borrowings of $266.7 million outstanding under the Class A-1 2019 Notes with an interest rate of 3.021% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 3.651%.
As of June 30, 2020, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $174.2 million and $51.2 million, respectively. As of December 31, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $266.8 million and $51.5 million, respectively. The fair value determinations of the Company’s 2019 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The following table presents the Company's foreign currency forward contracts as of June 30, 2020 and December 31, 2019:

As of June 30, 2020: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Balance Sheet Location of Net Amounts
Foreign currency forward contract (EUR)	€1,215,998	$1,366,015	07/02/20	$(267)	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	$1,353,787	€1,215,998	07/02/20	(11,961)	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	$569,769	€506,305	10/02/20	(52)	Accounts payable and accrued liabilities

Foreign currency forward contract (GBP)	£1,861,505	$2,289,223	07/02/20	10,854	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	$2,298,265	£1,861,505	07/02/20	(1,812)	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	£1,117,883	$1,380,590	10/02/20	1,394	Accounts payable and accrued liabilities

Foreign currency forward contract (SEK)	$57,195	571,416kr	07/02/20	(4,138)	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	571,416kr	$61,196	07/02/20	137	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	$51,626	481,556kr	10/02/20	(119)	Accounts payable and accrued liabilities
Total				$(5,964)

As of December 31, 2019: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Balance Sheet Location of Net Amounts
Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	$(2,028)	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	€142,781	$158,547	01/02/20	1,724	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	$506,967	€453,920	04/02/20	(5,440)	Accounts payable and accrued liabilities

Foreign currency forward contract (GBP)	$707,963	£549,253	01/02/20	(19,660)	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	£549,253	$718,861	01/02/20	8,763	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	$227,890	£175,529	04/02/20	(5,215)	Accounts payable and accrued liabilities

Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	(2,687)	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	920,569kr	$96,846	01/02/20	1,495	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	$97,360	912,212kr	04/02/20	(511)	Accounts payable and accrued liabilities
Total				$(23,559)

As of June 30, 2020 and December 31, 2019, the total fair value of the Company's foreign currency forward contracts was ($5,964) and ($23,559), respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company maintains sufficient borrowing capacity to cover unused commitments to extend financing. The balances of unused commitments to extend financing as of June 30, 2020 and December 31, 2019 were as follows:

Portfolio Company	Investment Type	June 30, 2020	December 31, 2019
ADE Holding(1)(2)	Committed Capex Line	$5,019,358	$—
Anju Software, Inc.(1)	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	9,360,435	1,012,661
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	712,567	712,567
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	363,636	—
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	1,146,522	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	11,793,854	—
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,859,111	1,859,111
Contabo Finco S.À R.L(1)(4)	Delayed Draw Term Loan	209,485	1,013,849
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	2,430,569	4,294,503
DreamStart Bidco SAS(1)(5)	Acquisition Facility	3,290,175	—
Heartland, LLC(1)	Delayed Draw Term Loan	8,729,695	8,729,695
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(6)	Accordion Facility	—	2,605,531
Jocassee Partners LLC(1)	Joint Venture	35,000,000	40,000,000
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	322,928	1,076,427
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	2,731,482	4,367,284
Options Technology Ltd.(1)	Delayed Draw Term Loan	2,918,447	2,918,447
Premier Technical Services Group(1)(7)	Acquisition Facility	1,082,438	1,297,915
Process Equipment, Inc.(1)	Delayed Draw Term Loan	—	654,493
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	—	1,666,994
PSC UK Pty Ltd.(1)(8)	GBP Acquisition Facility	415,737	1,010,706
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	422,242	927,046
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	3,896,663	3,896,663
The Hilb Group, LLC(1)	Delayed Draw Term Loan	2,099,113	2,904,066
Thompson Rivers LLC(1)	Joint Venture	8,500,000	—
Transit Technologies LLC(1)	Delayed Draw Term Loan	6,785,305	—
Transportation Insight, LLC(1)	Delayed Draw Term Loan	—	2,464,230
Truck-Lite Co., LLC(1)	Delayed Draw Term Loan	2,884,615	3,205,128
Validity, Inc.(1)	Delayed Draw Term Loan	—	898,298
Total unused commitments to extend financing		$113,955,748	$89,496,985

(1)Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.
(2)Actual commitment amount is denominated in Euros (€4,469,000) which was translated into U.S. dollars using the June 30, 2020 spot rate.
(3)Actual commitment amount is denominated in Euros (€1,020,809) which was translated into U.S. dollars using the June 30, 2020 spot rate.
(4)June 30, 2020 commitment amount is denominated in Euros (€186,516) which was translated into U.S. dollars using the June 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in Euros (€903,207) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(5)Actual commitment amount is denominated in Euros (€2,929,417) which was translated into U.S. dollars using the June 30, 2020 spot rate.
(6)December 31, 2019 commitment amount was denominated in Euros (€2,321,187) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(7)June 30, 2020 commitment amount is denominated in British pounds sterling (£876,042) which was translated into U.S. dollars using the June 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in British pounds sterling (£979,743) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(8)June 30, 2020 commitment amount is denominated in British pounds sterling (£336,466) which was translated into U.S. dollars using the June 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in British pounds sterling (£762,941) which was translated into U.S. dollars using the December 31, 2019 spot rate.

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
In addition, the Company may be party to certain lawsuits in the normal course of business. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies.
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
COVID-19 Developments
During the three and six months ended June 30, 2020, the spread of the Coronavirus and the COVID-19 pandemic had a significant impact on the U.S economy. The Company had a significant reduction in its net asset value as of June 30, 2020 as compared to its net asset value as of December 31, 2019, which was primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as from December 31, 2019 to June 30, 2020 resulted primarily from an increase in the aggregate unrealized depreciation of the Company's investment portfolio resulting from decreases in the fair value of some of its portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding COVID-19's long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. From March 31, 2020 to June 30, 2020, the Company did experience unrealized appreciation on its broadly syndicated loan portfolio of $31.6 million, which partially offset the $82.6 million of unrealized depreciation on the broadly syndicated loan portfolio that occurred from December 31, 2019 to March 31, 2020. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$11.66	$10.98
Net investment income(1)	0.29	0.30
Net realized loss on investments / foreign currency transactions(1)	(0.35)	—
Net unrealized appreciation (depreciation) on investments / foreign currency transactions(1)	(1.12)	0.54
Total increase (decrease) from investment operations(1)	(1.18)	0.84
Dividends paid to stockholders from net investment income	(0.32)	(0.25)
Purchases of shares in share repurchase plan	0.05	0.03
Loss on extinguishment of debt(1)	(0.01)	—
Other(2)	0.03	(0.01)
Net asset value at end of period	$10.23	$11.59
Market value at end of period(3)	$7.94	$9.84
Shares outstanding at end of period	47,961,753	50,314,275
Net assets at end of period	490,473,194	583,079,705
Average net assets	517,358,958	579,833,877
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)(4)	8.28%	7.83%
Ratio of net investment income to average net assets (annualized)	5.34%	5.30%
Portfolio turnover ratio (annualized)	50.67%	39.48%
Total return(5)	(18.74)%	11.96%
(1)Weighted average per share data—basic and diluted.
(2)Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)Represents the closing price of the Company’s common stock on the last day of the period.
(4)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(5)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period. Total return is not annualized.
9. SUBSEQUENT EVENTS
Subsequent to June 30, 2020, the Company made approximately $60.6 million of new private debt commitments, of which $15.7 million closed and funded. The $15.7 million of investments consist of two first lien senior secured debt investments with a weighted average yield of 14.0%. In addition, the Company funded $5.7 million of previously committed delayed draw term loans.
On August 3, 2020, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Massachusetts Mutual Life Insurance Company governing the issuance of (i) $50,000,000 in aggregate principal amount of Series A senior unsecured notes (the "Series A Notes") due August 2025 with a fixed interest rate of 4.66% per year, and (ii) up to $50,000,000 in aggregate principal amount of additional senior unsecured notes (the "Additional Notes" and, collectively with the Series A Notes, the "August 2025 Notes") due August 2025 with a fixed interest rate per year to be determined, in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25,000,000 of the Series A Notes is expected to be issued in September 2020 (subject to the satisfaction of customary closing conditions contained in the Note Purchase Agreement) and will mature on August 4, 2025, and an aggregate principal amount of $25,000,000 of the Series A Notes is expected to be issued in December 2020 (subject to the satisfaction of customary closing conditions contained in the Note Purchase Agreement) and mature on August 4, 2025, in each case unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the August 2025 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the August 2025 Notes at par if certain change in control

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
events occur. The August 2025 Notes will be the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
On August 5, 2020 the Board declared a quarterly distribution of $0.16 per share payable on September 16, 2020 to holders of record as of September 9, 2020.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and six months ended June 30, 2020, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q, including our Quarterly Report on Form 10-Q for the quarter ended March 31 ,2020. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus (“COVID- 19”) pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

When Barings became our external investment adviser in August 2018, they initially focused our investments in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has been transitioning our portfolio to senior secured private debt investments in middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act, or the Exemptive Relief, permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
As of June 30, 2020, the weighted average yield on the principal amount of our syndicated senior secured loan portfolio (excluding non-accrual investments), our middle-market senior secured private debt portfolio and our structured product investments was approximately 4.5%, 6.2%, and 7.4%, respectively. As of June 30, 2020, the weighted average yield on the principal amount on these three portfolios (excluding non-accrual investments) on a combined basis was approximately 5.5%. The weighted-average yield on the principal amount of our outstanding investments (including equity and equity-linked investments and short-term investments and excluding non-accrual investments) was approximately 5.3% as of June 30, 2020.
As of December 31, 2019, the weighted average yield on the principal amount of our syndicated senior secured loan portfolio and our middle-market senior secured private debt portfolio was approximately 5.4% and 7.0%, respectively. As of December 31, 2019, the weighted average yield on the principal amount of these two portfolios on a combined basis was approximately 6.2%. The weighted-average yield on the principal amount of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 5.8% as of December 31, 2019.
As of June 30, 2019, the weighted average yield on the principal amount of our syndicated senior secured loan portfolio and our middle-market senior secured private debt portfolio was approximately 5.6% and 7.4%, respectively. As of June 30, 2019, the weighted average yield on the principal amount of these two portfolios on a combined basis was approximately 6.2%. The weighted-average yield on the principal amount of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 6.0% as of June 30, 2019.
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
The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments. If we restructure a portfolio investment included in the borrowing base under the February 2019 Credit Facility in certain ways, including but not limited to a reduction in interest income received from any such investment or modification of a loan to accrue certain levels of PIK interest instead of cash, then such modifications could result in a reduction in the borrowing base under the February 2019 Credit Facility. In addition, if a portfolio investment included in the borrowing base under the February 2019 Credit Facility defaults on its obligations or if any such portfolio investment is placed on non-accrual, then there will be a reduction in the borrowing base under the February 2019 Credit Facility. Any reduction in the borrowing base under the February 2019 Credit Facility could have a material adverse effect on our results of operations, financial condition and available liquidity. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the February 2019 Credit Facility and the Debt Securitization (each as defined below under "Liquidity and Capital Resources"). As a result, we may be required to reduce the amount of our distributions to stockholders.
We have had a significant reduction in our net asset value as of June 30, 2020 as compared to our net asset value as of December 31, 2019, which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of June 30, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. From March 31, 2020 to June 30, 2020, the Company did experience unrealized appreciation on our broadly syndicated loan portfolio of $31.6 million which partially offset the $82.6 million of unrealized depreciation that occurred from December 31, 2019 to March 31, 2020.
As of June 30, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the February 2019 Credit Facility contains affirmative and negative covenants and events of default relating to minimum stockholders’ equity, minimum obligors’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status, as well as cross-default provisions relating to other indebtedness.
As of June 30, 2020, we are in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default under our credit facility as of June 30, 2020. However, any increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligors’ net worth, and minimum asset coverage. If we fail to satisfy the covenants in the February 2019 Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the February 2019 Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, approximately $1,053.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In addition, the Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization have floating rate interest provisions, and the February 2019 Credit Facility has a floating rate interest provision. In connection with the

COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.
We will continue to monitor the situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, its financial condition and the results of operations and financial condition of our portfolio companies.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders, or the Special Meeting, to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of June 30, 2020, our asset coverage ratio was 186.1%.
Portfolio Investment Composition
The total value of our investment portfolio was $1,034.0 million as of June 30, 2020, as compared to $1,173.6 million as of December 31, 2019. As of June 30, 2020, we had investments in 147 portfolio companies, 8 structured product investments and four money market funds with an aggregate cost of $1,107.8 million. As of December 31, 2019, we had investments in 147 portfolio companies and two money market fund with an aggregate cost of $1,192.6 million. As of both June 30, 2020 and December 31, 2019, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2020 and December 31, 2019, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2020:
Senior debt and 1st lien notes	$1,002,993,507	91%	$930,685,483	90%
Subordinated debt and 2nd lien notes	17,505,684	2	16,040,935	2
Structured products	11,519,473	1	12,264,235	1
Equity shares	1,028,125	—	1,070,410	—
Investments in joint ventures	16,658,270	2	15,933,845	2
Short-term investments	58,046,476	5	58,046,124	6
	$1,107,751,535	100%	$1,034,041,032	100%
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%
Subordinated debt and 2nd lien notes	15,339,180	1	15,220,969	1
Equity shares	515,825	—	760,716	—
Investment in joint venture	10,158,270	1	10,229,813	1
Short-term investments	96,568,940	8	96,568,940	8
	$1,192,613,930	100%	$1,173,643,807	100%
Investment Activity
During the six months ended June 30, 2020, we purchased $38.3 million in syndicated senior secured loans, purchased $11.5 million in structured product investments, made new investments in 12 middle-market portfolio companies totaling $91.3 million, consisting of 12 senior secured private debt investments, one subordinated debt investment and two minority equity investment, made one new joint venture equity investment totaling $1.5 million, made additional debt investments in 14 existing portfolio companies totaling $19.0 million and made an additional investment in one joint venture equity portfolio company totaling $5.0 million. We had 11 syndicated senior secured loans repaid at par totaling total $43.6 million, had one middle-market portfolio company loan repaid at par totaling $8.4 million, received $3.3 million of syndicated senior secured loan principal payments and received $3.1 million of middle-market portfolio company principal payments. In addition, we sold $105.5 million of syndicated senior secured loans, recognizing a net realized loss on these transactions of $16.4 million, and sold $30.8 million of middle-market portfolio company debt investments to our joint venture. In addition, one broadly syndicated loan investment was restructured. Under U.S. GAAP, this restructuring was considered a material modification and as a result, we recognized a loss of approximately $0.6 million related to this restructuring. Lastly, we received $0.2 million in escrow distributions from legacy portfolio companies, which were recognized as realized gains.
During the six months ended June 30, 2019, we purchased $3.6 million in syndicated senior secured loans, made thirteen new middle-market debt investments totaling $130.1 million, consisting of 12 senior secured private debt investments and one second lien private debt investment, made one joint venture equity investment totaling $5.2 million and made additional debt investments in four existing portfolio companies totaling $6.9 million. We had four portfolio company loans repaid at par totaling $26.6 million, received $20.8 million of principal payments and sold $33.7 million of syndicated secured loans and senior secured private debt investments, recognizing a net realized loss on these transactions of $0.5 million. In addition, we received $0.5 million in escrow distributions from three portfolio companies, which were recognized as realized gains.

Total portfolio investment activity for the six months ended June 30, 2020 and 2019 was as follows:

Six Months Ended June 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Structured Products	Equity Shares	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$1,050,863,369	$15,220,969	$—	$760,716	$10,229,813	$96,568,940	$1,173,643,807
New investments	145,908,541	2,160,081	11,518,233	512,299	6,500,000	403,971,410	570,570,564
Proceeds from sales of investments	(136,317,018)	—	—	(241,428)	—	(442,510,852)	(579,069,298)
Loan origination fees received	(3,111,977)	(19,808)	—	—	—	—	(3,131,785)
Principal repayments received	(58,401,447)	—	(19,432)	—	—	—	(58,420,879)
Payment in kind interest earned	198,839	—	—	—	—	—	198,839
Accretion of loan discounts	576,166	9,299	18,831	—	—	—	604,296
Accretion of deferred loan origination revenue	1,124,781	16,932	—	—	—	—	1,141,713
Realized gain (loss)	(17,016,092)	—	1,841	241,428	—	16,979	(16,755,844)
Unrealized depreciation	(53,139,679)	(1,346,538)	744,762	(202,605)	(795,968)	(353)	(54,740,381)
Fair value, end of period	$930,685,483	$16,040,935	$12,264,235	$1,070,410	$15,933,845	$58,046,124	$1,034,041,032

Six Months Ended June 30, 2019:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,068,436,847	$7,679,132	$515,825	$—	$45,223,941	$1,121,855,745
New investments	135,673,192	4,951,685	—	5,162,299	317,480,389	463,267,565
Proceeds from sales of investments	(33,739,874)	—	(468,819)	—	(328,280,839)	(362,489,532)
Loan origination fees received	(2,271,606)	(148,551)	—	—	—	(2,420,157)
Principal repayments received	(44,447,323)	(2,980,874)	—	—	—	(47,428,197)
Accretion of loan discounts	114,594	—	—	—	—	114,594
Accretion of deferred loan origination revenue	487,623	55,878	—	—	—	543,501
Realized gain (loss)	(548,570)	—	468,819	—	—	(79,751)
Unrealized appreciation (depreciation)	27,252,163	91,288	67,833	(162,089)	—	27,249,195
Fair value, end of period	$1,150,957,046	$9,648,558	$583,658	$5,000,210	$34,423,491	$1,200,612,963
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2020, the fair value of our non-accrual asset was $1.8 million, which comprised 0.2% of the total fair value of our portfolio, and the cost of our non-accrual asset was $10.1 million, which comprised 0.9% of the total cost of our portfolio. As of December 31, 2019, we had no non-accrual assets.
Our non-accrual asset as of June 30, 2020 was as follows:
Fieldwood Energy LLC
Effective with the quarterly payment due April 30, 2020, we placed our debt investment in Fieldwood Energy LLC, or Fieldwood, on non-accrual status. As a result, under U.S. GAAP, we no longer recognize interest income on our debt investment in Fieldwood for financial reporting purposes. As of June 30, 2020, the cost of our debt investment in Fieldwood was $10.1 million and the fair value of such investment was $1.8 million.

Results of Operations
Three and Six months ended June 30, 2020 and June 30, 2019
Operating results for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total investment income	$16,139,764	$19,601,688	$34,819,362	$37,941,446
Total operating expenses	9,610,635	12,188,806	20,996,164	22,571,277
Net investment income	6,529,129	7,412,882	13,823,198	15,370,169
Net realized gains (losses)	(16,514,997)	50,024	(16,817,369)	(79,751)
Net unrealized appreciation (depreciation)	65,043,310	1,852,007	(54,352,743)	27,249,195
Loss on extinguishment of debt	(306,202)	(85,356)	(443,592)	(129,751)
Benefit from (provision for) taxes	(2,532)	17,493	17,467	(499)
Net increase (decrease) in net assets resulting from operations	$54,748,708	$9,247,050	$(57,773,039)	$42,409,363
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income:
Interest income	$15,295,679	$19,074,824	$32,970,081	$37,108,838
Dividend income	2,603	4,711	2,603	4,711
Fee and other income	650,433	519,970	1,611,426	821,027
Payment-in-kind interest income	191,049	—	234,621	—
Interest income from cash	—	2,183	631	6,870
Total investment income	$16,139,764	$19,601,688	$34,819,362	$37,941,446
The change in investment income for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, was primarily due to a decrease in LIBOR from June 30, 2019 to June 30, 2020 and a decrease in the average size of our portfolio. These decreases were partially offset by increases in fee income from June 30, 2019 to June 30, 2020 and the continued rotation of our portfolio from syndicated senior secured loans to senior secured private debt investments in middle-market businesses. As of June 30, 2019, we had investments in 142 portfolio companies, which included 30 middle-market debt investment, 111 syndicated senior secured loans and one joint venture equity investment as compared to investments in eight structured product investments and 147 portfolio companies as of June 30, 2020, which included 64 middle-market debt investments, 81 syndicated senior secured loans and two joint venture equity investments. The weighted average yield on our investments was 5.3% as of June 30, 2020, as compared to 6.0% as of June 30, 2019.
Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating expenses:
Interest and other financing fees	$4,624,731	$7,027,040	$10,628,864	$12,871,212
Base management fees	3,616,787	3,130,955	7,529,160	5,581,950
Compensation expenses	—	108,646	48,410	227,090
General and administrative expenses	1,369,117	1,922,165	2,789,730	3,891,025
Total operating expenses	$9,610,635	$12,188,806	20,996,164	22,571,277

Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2020 were attributable to borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization (each as defined below under "Liquidity and Capital Resources"). Interest and other financing fees during the three and six months ended June 30, 2019 were attributable to borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization. The decrease in interest and other financing fees for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was primarily attributable to the decrease in average borrowings outstanding and the decrease in interest rates associated with the February 2019 Credit Facility and the Debt Securitization as a result of a decrease in LIBOR.
Base Management Fees
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2020, the amount of base management fee incurred was approximately $3.6 million and $7.5 million, respectively. For the three and six months ended June 30, 2019, the amount of base management fee incurred was approximately $3.1 million and $5.6 million, respectively. The increase between periods was primarily due to the increase in the base management fee rate to 1.375% for the three and six months ended June 30, 2020, pursuant to the terms of the Advisory Agreement, as compared to 1.125% for the three and six months ended June 30, 2019.
Compensation Expenses
The compensation expenses for the six months ended June 30, 2020 and June 30, 2019 related to salaries, benefits and discretionary compensation. As of March 31, 2020, all of our employees had been terminated in connection with our transition to an externally managed structure.
General and Administrative Expenses
On August 2, 2018, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We are required to reimburse Barings for the costs and expenses incurred by Barings in performing its obligations and providing personnel and facilities under the Administration Agreement. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Administration Agreement. For the three and six months ended June 30, 2020, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.6 million, respectively. For the three and six months ended June 30, 2019, the amount of administration expense incurred and invoiced by the Adviser for expenses was approximately $0.9 million and $1.4 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(16,597,865)	$50,024	$(16,755,844)	$(79,751)
Net realized losses on investments	(16,597,865)	50,024	(16,755,844)	(79,751)
Foreign currency transactions	82,868	—	(61,525)	—
Net realized gains (losses)	$(16,514,997)	$50,024	$(16,817,369)	$(79,751)
In the three months ended June 30, 2020, we recognized net realized losses totaling $16.5 million, which consisted primarily of a net loss on our loan portfolio of $16.7 million, partially offset by a net gain on foreign currency transactions of $0.1 million, and by $0.1 million in escrow distributions we received from legacy portfolio companies, which were recognized as realized gains. In the six months ended June 30, 2020, we recognized net realized losses totaling $16.8 million, which consisted primarily of a net loss on our loan portfolio of $17.0 million and a net loss on foreign currency transactions of $0.1 million, partially offset by $0.2 million in escrow distributions we received from legacy portfolio companies, which were recognized as realized gains.

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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$63,416,644	$2,014,096	$(53,944,413)	$27,411,284
Affiliate investments	3,037,255	(162,089)	(795,968)	(162,089)
Net unrealized appreciation (depreciation) on investments	66,453,899	1,852,007	(54,740,381)	27,249,195
Foreign currency transactions	(1,410,589)	—	387,638	—
Net unrealized appreciation (depreciation)	$65,043,310	$1,852,007	$(54,352,743)	$27,249,195
During the three months ended June 30, 2020, we recorded net unrealized appreciation totaling $65.0 million, consisting of net unrealized appreciation on our current portfolio of $43.8 million, net unrealized depreciation related to foreign currency transactions of $1.4 million and net unrealized appreciation reclassification adjustments of $22.7 million related to the net realized losses on the sales / repayments of certain syndicated secured loans. The net unrealized appreciation on the Company’s current portfolio of $43.8 million was driven by broad market moves for liquid syndicated secured loans and structured products totaling $31.6 million, broad market moves for middle-market debt investments of $5.1 million, the credit or fundamental performance of middle-market debt investments totaling $2.9 million, the impact of foreign currency exchange rates on middle-market debt investments of $1.3 million, and net unrealized appreciation on the Company’s total equity and joint venture investments of $3.0 million.
During the six months ended June 30, 2020, we recorded net unrealized depreciation totaling $54.4 million, consisting of net unrealized depreciation on our current portfolio of $77.8 million, net unrealized appreciation related to foreign currency transactions of $0.4 million and net unrealized appreciation reclassification adjustments of $23.0 million related to the net realized losses on the sales / repayments of certain syndicated secured loans. The net unrealized depreciation on the Company’s current portfolio of $77.8 million was driven by broad market moves for liquid syndicated secured loans and structured products totaling $51.0 million, broad market moves for middle-market debt investments of $20.4 million, the credit or fundamental performance of middle-market debt investments totaling $5.3 million and net unrealized depreciation on the Company’s total equity and joint venture investments of $1.0 million.
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
Cash Flows
For the six months ended June 30, 2020, we experienced a net decrease in cash in the amount of $3.5 million. During that period, our operating activities provided $120.0 million in cash, consisting primarily of proceeds from sales of portfolio investments totaling $239.7 million and sales of short-term investments of $442.5 million, partially offset by purchases of portfolio investments of $171.5 million and purchases of short-term investments of $404.0 million. In addition, our financing activities used $123.5 million of cash, consisting primarily of net repayments under the August 2018 Credit Facility and the

February 2019 Credit Facility of $9.1 million, repayments of the Debt Securitization of $91.8 million, share repurchases of $7.1 million and dividends paid in the amount of $15.5 million. As of June 30, 2020, we had $18.5 million of cash on hand.
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
Financing Transactions
On July 3, 2018, we formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company, or BSF, the primary purpose of which was to function as our special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into a credit facility, or the August 2018 Credit Facility (as subsequently amended in December 2018 and February 2020), with Bank of America, N.A., as administrative agent, or the Administrative Agent and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the Administrative Agent also entered into a security agreement dated as of August 3, 2018, or the Security Agreement, pursuant to which BSF’s obligations under the August 2018 Credit Facility were secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments, or the Pledged Property. In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property was held in the custody of State Street Bank and Trust Company, as collateral administrator, or the Collateral Administrator. The Collateral Administrator maintained and performed certain collateral administration services with respect to the Pledged Property pursuant to a collateral administration agreement among BSF, the Administrative Agent and the Collateral Administrator. Generally, the Collateral Administrator was authorized to make distributions and payments from Pledged Property based only on the written instructions of the Administrative Agent.
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, we reduced our Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, we further reduced our Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced our Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. Effective August 14, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $250.0 million to $177.0 million. Effective October 29, 2019, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $177.0 million to $150.0 million. Effective January 21, 2020, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $150.0 million to $80.0 million. Effective April 23, 2020, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $80.0 million to $30.0 million. Finally, effective June 26, 2020, we further reduced our Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $30.0 million to zero. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in our Consolidated Statements of Operations.
On February 21, 2020, we extended the maturity date of the August 2018 Credit Facility from August 3, 2020 to August 3, 2021. On June 30, 2020, following the repayment of all borrowings, interest, and fees payable thereunder and at our election, the August 2018 Credit Facility was terminated, including all commitments and obligations of Bank of America, N.A. to lend or make advances to BSF. In addition, the Security Agreement was terminated and all security interests in the assets of BSF in favor of the lenders were terminated. As a result of these terminations, all obligations of BSF under the August 2018 Credit Facility and Security Agreement were fully discharged.
All borrowings under the August 2018 Credit Facility bore interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate was equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depended on the term of the borrowing under the August 2018 Credit Facility, which could be either one month or three months. BSF was required to pay commitment fees on the unused portion of the August

2018 Credit Facility. BSF could prepay any borrowing at any time without premium or penalty, except that BSF could have been liable for certain funding breakage fees if prepayments occurred prior to expiration of the relevant interest period. BSF could also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the August 2018 Credit Facility.
On February 21, 2019, we entered into a credit facility, or the February 2019 Credit Facility (as subsequently amended in December 2019), with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination of the August 2018 Credit Facility on June 30, 2020 BSF became a subsidiary guarantor and its assets will secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.25% (or 2.00% if we receive an investment grade credit rating), or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or 2.20% if we receive an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
As of June 30, 2020, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $265.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 2.438%, borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £9.3 million ($11.5 million U.S. dollars) with an interest rate of 2.375%, borrowings denominated in Euros of €38.0 million ($55.0 million U.S. dollars) with an interest rate of 2.25% and borrowings denominated in Canadian dollars of C$13.6 million ($10.0 million U.S. dollars) with an interest rate of 2.78%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2020, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $342.9 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
During the three months ended June 30, 2020, $64.8 million of the Class A-1 2019 Notes were repaid. As of June 30, 2020, we had borrowings of $174.9 million outstanding under the Class A-1 2019 Notes with an interest rate of 2.239% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 2.869%. The fair value determinations of the 2019 Notes were based on market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2020, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $174.2 million and $51.2 million, respectively. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the Debt Securitization.
Share Repurchases
On February 25, 2019, we adopted a share repurchase plan, pursuant to Board approval, for the purpose of repurchasing shares of our common stock in the open market during the 2019 fiscal year, or the 2019 Share Repurchase Plan. The Board authorized us to repurchase in 2019 up to a maximum of 5.0% of the amount of shares outstanding under the following targets:
•a maximum of 2.5% of the amount of shares of our common stock outstanding if shares traded below NAV per share but in excess of 90% of NAV per share; and
•a maximum of 5.0% of the amount of shares of our common stock outstanding if shares traded below 90% of NAV per share.
The 2019 Share Repurchase Plan was executed in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the 2019 Share Repurchase Plan. The 2019 Share Repurchase Plan was designed to allow us to repurchase our shares both during our open window periods and at times when we otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by us was delegated the authority to repurchase shares on our behalf in the open market, pursuant to, and under the terms and limitations of, the 2019 Share Repurchase Plan. During the six months ended June 30, 2019, we repurchased a total of 969,789 shares of our common stock in the open market under the 2019 Share Repurchase Plan at an average price of $9.95 per share, including broker commissions.
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
Purchases under the 2020 Share Repurchase Program may be made in open-market transactions and include transactions being executed by a broker selected us that has been delegated the authority to repurchase shares on our behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. There is no assurance that we will purchase shares at any specific discount levels or in any specific amounts. During the six months ended June 30, 2020, we repurchased a total of 989,050 shares of our common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.21 per share, including broker commissions.
Distributions to Stockholders
We have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the

Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 10% of such dividend, for dividends declared on or before December 31, 2020, and after that, 20% of such dividend under published guidance from the Internal Revenue Service) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined by the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
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
Recent Developments
Subsequent to June 30, 2020, we made approximately $60.6 million of new private debt commitments, of which $15.7 million closed and funded. The $15.7 million of investments consist of two first lien senior secured debt investments with a weighted average yield of 14.0%. In addition, we funded $5.7 million of previously committed delayed draw term loans.
On August 3, 2020, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Massachusetts Mutual Life Insurance Company governing the issuance of (i) $50,000,000 in aggregate principal amount of Series A senior unsecured notes (the “Series A Notes”) due August 2025 with a fixed interest rate of 4.66% per year, and (ii) up to $50,000,000 in aggregate principal amount of additional senior unsecured notes (the “Additional Notes” and, collectively with the Series A Notes, the “August 2025 Notes”) due August 2025 with a fixed interest rate per year to be determined, in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25,000,000 of the Series A Notes is expected to be issued in September 2020 (subject to the satisfaction of customary closing conditions contained in the Note Purchase Agreement) and will mature on August 4, 2025, and an aggregate principal amount of $25,000,000 of the Series A Notes is expected to be issued in December 2020 (subject to the satisfaction of customary closing conditions contained in the Note Purchase Agreement) and mature on August 4, 2025, in each case unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. Interest on the August 2025 Notes will be due semiannually. In addition, we are obligated to offer to repay the August 2025 Notes at par if certain change in control events occur. The August 2025 Notes will be our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. See "Part II. Item 5. Other Information" of this Quarterly Report on Form 10-Q for more information.
On August 5, 2020 our Board declared a quarterly distribution of $0.16 per share payable on September 16, 2020 to holders of record as of September 9, 2020.

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
There is no single technique for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
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
Our money market fund investments are generally valued using Level 1 inputs and our syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs. Our senior secured, middle-market, private debt investments are generally valued using Level 3 inputs.
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
The total number of senior secured, middle-market investments and the percentage of our total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%
December 31, 2019	38	100%
March 31, 2020	30	62%
June 30, 2020	33	53%
(1)Exclusive of the fair value of new middle-market investments made during the quarter for which the Procedures were not performed and certain middle-market investments repaid subsequent to the end of the reporting period.
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

Market Approach
We value our syndicated senior secured loans and structured product investments using values provided by independent pricing services that have been approved by the Barings' Pricing Committee. The prices received from these pricing service providers are based on yields or prices of securities of comparable quality, type, coupon and maturity and/or indications as to value from dealers and exchanges. We seek to obtain two prices from the pricing services with one price representing the primary source and the other representing an independent control valuation. We evaluate the prices obtained from brokers or independent pricing service providers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also perform back-testing of valuation information obtained from independent pricing service providers and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, we perform due diligence procedures surrounding independent pricing service providers to understand their methodology and controls to support their use in the valuation process.
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
Valuation of Investment in Thompson Rivers
We estimate the fair value of our investment in Thompson Rivers LLC using the net asset value of Thompson Rivers LLC and its ownership percentage. The net asset value of Thompson Rivers LLC is determined in accordance with the specialized accounting guidance for investment companies.

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of June 30, 2020 and December 31, 2019 were as follows:

Portfolio Company	Investment Type	June 30, 2020	December 31, 2019
ADE Holding(1)(2)	Committed Capex Line	$5,019,358	$—
Anju Software, Inc.(1)	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	9,360,435	1,012,661
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	712,567	712,567
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	363,636	—
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	1,146,522	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	11,793,854	—
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,859,111	1,859,111
Contabo Finco S.À R.L(1)(4)	Delayed Draw Term Loan	209,485	1,013,849
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	2,430,569	4,294,503
DreamStart Bidco SAS(1)(5)	Acquisition Facility	3,290,175	—
Heartland, LLC(1)	Delayed Draw Term Loan	8,729,695	8,729,695
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(6)	Accordion Facility	—	2,605,531
Jocassee Partners LLC(1)	Joint Venture	35,000,000	40,000,000
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	322,928	1,076,427
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	2,731,482	4,367,284
Options Technology Ltd.(1)	Delayed Draw Term Loan	2,918,447	2,918,447
Premier Technical Services Group(1)(7)	Acquisition Facility	1,082,438	1,297,915
Process Equipment, Inc.(1)	Delayed Draw Term Loan	—	654,493
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	—	1,666,994
PSC UK Pty Ltd.(1)(8)	GBP Acquisition Facility	415,737	1,010,706
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	422,242	927,046
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	3,896,663	3,896,663
The Hilb Group, LLC(1)	Delayed Draw Term Loan	2,099,113	2,904,066
Thompson Rivers LLC(1)	Joint Venture	8,500,000	—
Transit Technologies LLC(1)	Delayed Draw Term Loan	6,785,305	—
Transportation Insight, LLC(1)	Delayed Draw Term Loan	—	2,464,230
Truck-Lite Co., LLC(1)	Delayed Draw Term Loan	2,884,615	3,205,128
Validity, Inc.(1)	Delayed Draw Term Loan	—	$898,298
Total unused commitments to extend financing		$113,955,748	$89,496,985
(1)Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.
(2)Actual commitment amount is denominated in Euros (€4,469,000) which was translated into U.S. dollars using the June 30, 2020 spot rate.
(3)Actual commitment amount is denominated in Euros (€1,020,809) which was translated into U.S. dollars using the June 30, 2020 spot rate.
(4)June 30, 2020 commitment amount is denominated in Euros (€186,516) which was translated into U.S. dollars using the June 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in Euros (€903,207) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(5)Actual commitment amount is denominated in Euros (€2,929,417) which was translated into U.S. dollars using the June 30, 2020 spot rate.
(6)December 31, 2019 commitment amount was denominated in Euros (€2,321,187) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(7)June 30, 2020 commitment amount is denominated in British pounds sterling (£876,042) which was translated into U.S. dollars using the June 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in British pounds sterling (£979,743) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(8)June 30, 2020 commitment amount is denominated in British pounds sterling (£336,466) which was translated into U.S. dollars using the June 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in British pounds sterling (£762,941) which was translated into U.S. dollars using the December 31, 2019 spot rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in the value of the securities held by us.
We are also subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, GBP LIBOR, EURIBOR, STIBOR and CDOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2020, we were not a party to any interest rate hedging arrangements.
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
As of June 30, 2020, approximately $1,053.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $21.1 million on an annual basis.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.25% (or 1.00% if we receive an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.25% (or 2.00% if we receive an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.25% (or 2.00% if we receive an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.45% (or 2.20% if the Company receives an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $6.9 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of June 30, 2020). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
The Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly. A hypothetical 200 basis point increase or decrease in the interest rates on the 2019 Notes could increase or decrease, as applicable, our interest expense by a maximum of $4.5 million on an annual basis (based on the aggregate amount of outstanding borrowings under the 2019 Notes as of June 30, 2020).
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
We also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of June 30, 2020, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £9.3 million ($11.5 million U.S. dollars) with an interest rate of 2.38%, borrowings denominated in Euros of €38.0 million ($55.0 million U.S. dollars) with an interest rate of 2.25% and borrowings denominated in Canadian dollars of C$13.6 million ($10.0 million U.S. dollars) with an interest rate of 2.78%.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the three months ended June 30, 2020 to the risk factors previously disclosed in "Part I. Item 1A. Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020, and in "Part II. Item 1A. Risk Factors" in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 30, 2020, which you should carefully consider. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2020, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 24,431 shares of our common stock for an aggregate of $186,448 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on April 30, 2020.

On February 27, 2020, our Board approved the 2020 Share Repurchase Program for the purposes of repurchasing shares of our common stock in the open market. During the three months ended June 30, 2020, we repurchased a total of 327,069 shares of our common stock in the open market under the 2020 Share Repurchase Program for an aggregate of $2.3 million, including broker commissions.
The following chart summarizes repurchases of our common stock for the three months ended June 30, 2020:

Period	Total number of shares purchased(1)		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2020	327,069	(2)	$7.17	327,069	$9,859,393
May 1 through May 31, 2020	—		$—	—	$11,317,884
June 1 through June 30, 2020	24,431	(3)	$7.63	—	$11,464,736	(4)
(1) Includes purchases of our common stock made on the open market by or on behalf of any “affiliated purchaser,” as defined in Exchange Act Rule 10b-18(a)(3), of the Company.
(2) Includes 327,069 shares repurchased under the 2020 Share Repurchase Program
(3) Includes 24,431 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(4)  Based on the total maximum remaining number of shares that could be repurchased under the 2020 Share Repurchase Program as of June 30, 2020 of 1,443,921 and assuming a purchase price of $7.94, which was the closing price of our common stock on the NYSE on June 30, 2020.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 3, 2020, we entered into the Note Purchase Agreement governing the issuance of (i) $50,000,000 in aggregate principal amount of the Series A Notes due August 2025 with a fixed interest rate of 4.66% per year, and (ii) up to $50,000,000 in aggregate principal amount of the Additional Notes due August 2025 with a fixed interest rate per year to be determined, in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25,000,000 of the Series A Notes is expected to be issued in September 2020 (subject to the satisfaction of customary closing conditions contained in the Note Purchase Agreement) and will mature on August 4, 2025, and an aggregate principal amount of $25,000,000 of the Series A Notes is expected to be issued in December 2020 (subject to the satisfaction of customary closing conditions contained in the Note Purchase Agreement) and mature on August 4, 2025, in each case unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. Interest on the August 2025 Notes will be due semiannually. In addition, we are obligated to offer to repay the August 2025 Notes at par if certain change in control events occur. The August 2025 Notes will be our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
We intend to use the net proceeds from this offering for general corporate purposes, including to make investments and make distributions permitted by the Note Purchase Agreement.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy.
The August 2025 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The August 2025 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

The information in this Quarterly Report on Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to purchase the August 2025 Notes or any other securities, and shall not constitute an offer, solicitation or sale in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful.
The description above is only a summary of the material provisions of the Note Purchase Agreement and is qualified in its entirety by reference to the copy of the Note Purchase Agreement which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference thereto.

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

10.1	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated August 3, 2020*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
* Filed Herewith.
** Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS BDC, INC.

Date:	August 5, 2020	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2020	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2020	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer