Form 10-Q
period 2020-09-30
Barings BDC, Inc.
filed 2020-11-09
CIK 1379785

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on November 9, 2020 was 47,961,753.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $903,128,567 and $1,085,866,720 as of September 30, 2020 and December 31, 2019, respectively)	$886,610,176	$1,066,845,054
Affiliate investments (cost of $18,258,270 and $10,158,270 as of September 30, 2020 and December 31, 2019, respectively)	19,158,075	10,229,813
Short-term investments (cost of $210,503,875 and $96,568,940 as of September 30, 2020 and December 31, 2019, respectively)	210,503,390	96,568,940
Total investments at fair value	1,116,271,641	1,173,643,807
Cash	7,112,312	13,567,849
Foreign currencies (cost of $7,532,555 and $8,360,011 as of September 30, 2020 and December 31, 2019, respectively)	7,675,046	8,423,716
Interest and fees receivable	7,749,841	5,265,980
Prepaid expenses and other assets	3,831,057	1,112,559
Deferred financing fees	4,440,269	5,366,119
Receivable from unsettled transactions	75,486,443	45,254,808
Total assets	$1,222,566,609	$1,252,634,838
Liabilities:
Accounts payable and accrued liabilities	$1,373,856	$1,524,830
Interest payable	766,815	2,491,534
Administrative fees payable	300,000	400,000
Base management fees payable	3,375,262	3,266,722
Payable from unsettled transactions	—	4,924,150
Borrowings under credit facilities	463,703,208	352,488,419
Debt securitization	177,536,048	316,664,474
Notes payable	49,534,479	—
Total liabilities	696,589,668	681,760,129
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 47,961,753 and 48,950,803 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	47,962	48,951
Additional paid-in capital	846,636,727	853,766,370
Total distributable earnings (loss)	(320,707,748)	(282,940,612)
Total net assets	525,976,941	570,874,709
Total liabilities and net assets	$1,222,566,609	$1,252,634,838
Net asset value per share	$10.97	$11.66
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$15,205,310	$18,169,034	$47,850,786	$54,853,833
Short-term investments	12,237	279,908	336,842	703,947
Total interest income	15,217,547	18,448,942	48,187,628	55,557,780
Dividend income:
Non-Control / Non-Affiliate investments	—	4,221	2,603	8,932
Total dividend income	—	4,221	2,603	8,932
Fee and other income:
Non-Control / Non-Affiliate investments	769,126	848,792	2,380,552	1,669,819
Total fee and other income	769,126	848,792	2,380,552	1,669,819
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	342,469	—	577,090	—
Total payment-in-kind interest income	342,469	—	577,090	—
Interest income from cash	—	2,152	631	9,022
Total investment income	16,329,142	19,304,107	51,148,504	57,245,553
Operating expenses:
Interest and other financing fees	3,738,991	6,727,780	14,367,855	19,598,992
Base management fee (Note 2)	3,375,262	3,263,803	10,904,422	8,845,753
Compensation expenses	—	107,779	48,410	334,869
General and administrative expenses (Note 2)	1,254,723	1,217,570	4,044,453	5,108,595
Total operating expenses	8,368,976	11,316,932	29,365,140	33,888,209
Net investment income	7,960,166	7,987,175	21,783,364	23,357,344
Realized and unrealized gains (losses) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(19,477,823)	(1,066,536)	(36,233,667)	(1,146,287)
Net realized losses on investments	(19,477,823)	(1,066,536)	(36,233,667)	(1,146,287)
Foreign currency transactions	(1,028,262)	83,037	(1,089,787)	83,037
Net realized losses	(20,506,085)	(983,499)	(37,323,454)	(1,063,250)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	56,467,202	(2,209,225)	2,522,789	25,202,059
Affiliate investments	1,624,230	40,119	828,262	(121,970)
Net unrealized appreciation (depreciation) on investments	58,091,432	(2,169,106)	3,351,051	25,080,089
Foreign currency transactions	(2,144,050)	374,278	(1,756,412)	374,278
Net unrealized appreciation (depreciation)	55,947,382	(1,794,828)	1,594,639	25,454,367
Net realized losses and unrealized appreciation (depreciation) on investments and foreign currency transactions	35,441,297	(2,778,327)	(35,728,815)	24,391,117
Loss on extinguishment of debt	(216,474)	(13,357)	(660,066)	(143,108)
Benefit from (provision for) taxes	(7,362)	—	10,105	(499)
Net increase (decrease) in net assets resulting from operations	$43,177,627	$5,195,491	$(14,595,412)	$47,604,854
Net investment income per share—basic and diluted	$0.17	$0.16	$0.45	$0.46
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.90	$0.10	$(0.30)	$0.94
Dividends/distributions per share:
Total dividends/distributions per share	$0.16	$0.14	$0.48	$0.39
Weighted average shares outstanding—basic and diluted	47,961,753	49,987,312	48,274,397	50,535,246
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2019	Number of Shares	Par Value
Balance, June 30, 2019	50,314,275	$50,314	$875,245,919	$(292,216,528)	$583,079,705
Net investment income	—	—	—	7,987,175	7,987,175
Net realized gain on investments / foreign currency transactions	—	—	—	(983,499)	(983,499)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	(1,794,828)	(1,794,828)
Loss on extinguishment of debt	—	—	—	(13,357)	(13,357)
Dividends / distributions	—	—	—	(6,935,311)	(6,935,311)
Purchases of shares in repurchase plan	(895,733)	(895)	(8,894,010)	—	(8,894,905)
Balance, September 30, 2019	49,418,542	$49,419	$866,351,909	$(293,956,348)	$572,444,980

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2020	Number of Shares	Par Value
Balance, June 30, 2020	47,961,753	$47,962	$846,636,727	$(356,211,495)	$490,473,194
Net investment income	—	—	—	7,960,166	7,960,166
Net realized loss on investments / foreign currency transactions	—	—	—	(20,506,085)	(20,506,085)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	55,947,382	55,947,382
Loss on extinguishment of debt	—	—	—	(216,474)	(216,474)
Provision for taxes	—	—	—	(7,362)	(7,362)
Dividends / distributions	—	—	—	(7,673,880)	(7,673,880)
Balance, September 30, 2020	47,961,753	$47,962	$846,636,727	$(320,707,748)	$525,976,941
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2019	Number of Shares	Par Value
Balance, December 31, 2018	51,284,064	$51,284	$884,894,249	$(321,978,246)	$562,967,287
Net investment income	—	—	—	23,357,344	23,357,344
Net realized loss on investments / foreign currency transactions	—	—	—	(1,063,250)	(1,063,250)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	25,454,367	25,454,367
Loss on extinguishment of debt	—	—	—	(143,108)	(143,108)
Provision for taxes	—	—	—	(499)	(499)
Dividends / distributions	—	—	—	(19,582,956)	(19,582,956)
Purchases of shares in repurchase plan	(1,865,522)	(1,865)	(18,542,340)	—	(18,544,205)
Balance, September 30, 2019	49,418,542	$49,419	$866,351,909	$(293,956,348)	$572,444,980

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2020	Number of Shares	Par Value
Balance, December 31, 2019	48,950,803	$48,951	$853,766,370	$(282,940,612)	$570,874,709
Net investment income	—	—	—	21,783,364	21,783,364
Net realized loss on investments / foreign currency transactions	—	—	—	(37,323,454)	(37,323,454)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	1,594,639	1,594,639
Loss on extinguishment of debt	—	—	—	(660,066)	(660,066)
Income tax benefit	—	—	—	10,105	10,105
Dividends / distributions	—	—	—	(23,171,724)	(23,171,724)
Purchases of shares in repurchase plan	(989,050)	(989)	(7,129,643)	—	(7,130,632)
Balance, September 30, 2020	47,961,753	$47,962	$846,636,727	$(320,707,748)	$525,976,941
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(14,595,412)	$47,604,854
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(316,723,958)	(294,160,380)
Repayments received / sales of portfolio investments	416,989,098	251,057,329
Purchases of short-term investments	(697,141,628)	(577,451,108)
Sales of short-term investments	583,220,977	571,122,802
Loan origination and other fees received	6,075,019	5,118,390
Net realized loss on investments	36,233,667	1,146,287
Net realized (gain) loss on foreign currency transactions	1,089,787	(83,037)
Net unrealized appreciation of investments	(3,351,051)	(25,080,089)
Net unrealized (appreciation) depreciation of foreign currency transactions	1,756,412	(374,278)
Payment-in-kind interest accrued, net of payments received	(577,090)	—
Amortization of deferred financing fees	1,113,839	951,134
Loss on extinguishment of debt	660,066	143,108
Accretion of loan origination and other fees	(1,676,063)	(1,254,234)
Amortization / accretion of purchased loan premium / discount	(1,138,000)	(187,967)
Changes in operating assets and liabilities:
Interest and fees receivables	(2,699,114)	595,826
Prepaid expenses and other assets	(2,569,056)	2,421,921
Accounts payable and accrued liabilities	(118,876)	65,869
Interest payable	(1,724,576)	2,141,975
Net cash provided by (used in) operating activities	4,824,041	(16,221,598)
Cash flows from financing activities:
Borrowings under credit facilities	236,239,474	188,225,262
Repayments of credit facilities	(127,523,364)	(466,000,000)
Proceeds from debt securitization	—	348,250,000
Repayment of debt securitization	(139,897,128)	(7,468,690)
Proceeds from notes	50,000,000	—
Financing fees paid	(544,874)	(8,246,692)
Purchases of shares in repurchase plan	(7,130,632)	(18,544,205)
Cash dividends / distributions paid	(23,171,724)	(19,582,956)
Net cash provided by (used in) financing activities	(12,028,248)	16,632,719
Net increase (decrease) in cash and foreign currencies	(7,204,207)	411,121
Cash and foreign currencies, beginning of period	21,991,565	12,426,982
Cash and foreign currencies, end of period	$14,787,358	$12,838,103
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,372,484	$14,398,249
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (4.2%)*(5) (7) (8) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 07/19, Due 07/25)	$858,894	$844,671	$841,716
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.0% Cash, Acquired 07/19, Due 07/25)	21,418,269	21,061,882	20,989,904
			22,277,163	21,906,553	21,831,620

Accelerate Learning, Inc. (1.4%)*(5) (7) (8) (11)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.6% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,455,531	7,195,485
			7,567,965	7,455,531	7,195,485

Accurus Aerospace Corporation (4.1%)*(5) (7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 10/18, Due 10/24)	24,562,500	24,298,740	21,393,938
			24,562,500	24,298,740	21,393,938

Acrisure, LLC (0.4%)*(5) (8) (9)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.7% Cash, Acquired 03/20, Due 02/27)	1,990,000	1,714,306	1,917,863
			1,990,000	1,714,306	1,917,863

ADE Holding (d/b/a AD Education) (1.0%)*(3) (5) (7) (8) (15)	Education Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 01/20, Due 01/27)	5,232,622	4,972,254	5,099,606
			5,232,622	4,972,254	5,099,606

ADMI Corp. (0.6%)*(6) (8) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 2.9% Cash, Acquired 08/18, Due 04/25)	3,421,732	3,431,035	3,281,441
			3,421,732	3,431,035	3,281,441

Aftermath Bidco Corporation (2.2%)*(5) (7) (8) (10)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/19, Due 04/25)	11,581,395	11,374,840	11,320,814
			11,581,395	11,374,840	11,320,814

Air Canada 2020-2 Class B Pass Through Trust (1.5%)*(5)	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	7,500,000	7,500,000	7,852,969
			7,500,000	7,500,000	7,852,969

Altice USA, Inc. (0.5%)*(3) (5) (8) (9)	Cable & Satellite	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 2.4% Cash, Acquired 09/18, Due 01/26)	2,487,374	2,212,589	2,399,793
			2,487,374	2,212,589	2,399,793

American Dental Partners, Inc. (1.8%)*(5) (7) (8) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 11/18, Due 03/23)	9,825,000	9,810,201	9,271,001
			9,825,000	9,810,201	9,271,001

American Scaffold, Inc. (1.8%)*(5) (7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/19, Due 09/25)	9,735,797	9,549,448	9,468,062
			9,735,797	9,549,448	9,468,062

Anagram Holdings, LLC (2.7%)*(3) (5) (7)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	13,673,780	12,526,549	14,220,731
			13,673,780	12,526,549	14,220,731

Anchorage Capital CLO Ltd: Series 2013-1A (0.4%)*(3) (5) (8) (10)	Structured Finance	Structured Secured Note - Class DR (LIBOR + 6.8%, 7.1% Cash, Acquired 03/20, Due 10/30)	2,000,000	1,738,801	1,914,828
			2,000,000	1,738,801	1,914,828

Anju Software, Inc. (2.5%)*(5) (7) (8) (10)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.6% Cash, Acquired 02/19, Due 02/25)	13,701,182	13,428,607	13,008,014
			13,701,182	13,428,607	13,008,014

Apex Bidco Limited (0.4%)*(3) (5) (7) (12)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.50%, 7.0% Cash, Acquired 01/20, Due 01/27) (8)	1,883,976	1,846,562	1,827,457
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	238,623	234,872	231,464
			2,122,599	2,081,434	2,058,921

Apex Tool Group, LLC (0.4%)*(5) (6) (8) (9)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.5% Cash, Acquired 08/18, Due 08/24)	2,041,814	1,999,069	1,931,556
			2,041,814	1,999,069	1,931,556

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.9%)*(5) (7) (8) (10)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.0% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,872,484	4,865,857
			4,959,088	4,872,484	4,865,857

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Arch Global Precision LLC (2.5%)*(5) (7) (8) (10)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 04/19, Due 04/26)	$13,472,831	$13,265,371	$13,278,284
			13,472,831	13,265,371	13,278,284

Armstrong Transport Group (Pele Buyer, LLC ) (1.4%)*(5) (7) (8) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	5,368,480	5,286,234	5,243,394
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.2% Cash, Acquired 07/20, Due 06/24)	2,000,318	1,961,993	2,000,318
			7,368,798	7,248,227	7,243,712

Ascensus Specialties, LLC (1.3%)*(5) (7) (8) (9)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 09/19, Due 09/26)	7,037,126	6,975,230	6,942,179
			7,037,126	6,975,230	6,942,179

ASPEQ Heating Group LLC (1.7%)*(5) (7) (8) (17)	Building Products, Air and Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,968,089	8,850,558	8,833,568
			8,968,089	8,850,558	8,833,568

Auxi International (0.3%)*(3) (5) (7) (8) (14)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/19, Due 12/26)	1,641,711	1,513,488	1,596,564
			1,641,711	1,513,488	1,596,564

Aveanna Healthcare Holdings, Inc. (0.9%)*(6) (8) (10)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 03/24)	1,465,984	1,452,738	1,378,391
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 10/18, Due 03/24)	3,511,966	3,512,719	3,299,211
			4,977,950	4,965,457	4,677,602

AVSC Holding Corp. (0.8%)* (5) (6) (8) (11)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.25% Cash, Acquired 08/18, Due 03/25)	4,917,073	4,895,932	3,650,926
		First Lien Senior Secured Term Loan (LIBOR + 4.50%, 5.5% Cash, Acquired 08/18, Due 03/25) (7)	750,000	550,978	562,500
			5,667,073	5,446,910	4,213,426

Bass Pro Group, LLC (0.4%)*(5) (8) (10)	General Merchandise Stores	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.8% Cash, Acquired 03/20, Due 09/24)	1,984,655	1,787,822	1,963,578
			1,984,655	1,787,822	1,963,578

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.7%)*(5) (7) (8) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/18, Due 12/24)	24,562,500	24,197,584	24,562,500
			24,562,500	24,197,584	24,562,500

Beacon Pointe Advisors, LLC (0.1%)*(5) (7) (8) (10)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/20, Due 03/26)	633,182	612,411	614,342
			633,182	612,411	614,342

Benify (Bennevis AB) (0.3%)*(3) (5) (7) (8) (16)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,458,053	1,365,873	1,436,182
			1,458,053	1,365,873	1,436,182

Blackhawk Network Holdings Inc. (0.9%)*(6) (8) (9)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.1% Cash, Acquired 11/18, Due 06/25)	4,924,433	4,924,433	4,630,494
			4,924,433	4,924,433	4,630,494

Boxer Parent Company Inc. (0.4%)*(5) (8) (9)	Software/Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 4.4% Cash, Acquired 03/20, Due 10/25)	1,984,848	1,800,811	1,922,147
			1,984,848	1,800,811	1,922,147

Brown Machine Group Holdings, LLC (1.0%)*(5) (7) (8) (10)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,239,308	5,153,872
			5,286,022	5,239,308	5,153,872

Cadent, LLC (f/k/a Cross MediaWorks) (1.4%)*(5) (7) (8) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 09/18, Due 09/23)	7,532,846	7,487,168	7,397,255
			7,532,846	7,487,168	7,397,255

Carlson Travel, Inc (0.4%)*(5) (7)	Business Travel Management	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	3,000,000	2,362,500	2,265,000
			3,000,000	2,362,500	2,265,000

Carlyle Aviation Partners Ltd. (0.2%)*(5)	Structured Finance	Structured Secured Note, Series 2019-2 - Class A (3.4% Cash, Acquired 3/20, Due 10/39)	929,148	841,103	870,716
		Structured Secured Note, Series 2018-2 - Class A (4.5% Cash, Acquired 03/20, Due 11/38)	434,772	393,979	404,368
			1,363,920	1,235,082	1,275,084

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Centralis Finco S.a.r.l. (0.2%)*(3) (5) (7) (8) (14)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 5/20, Due 5/27)	$831,808	$731,243	$806,450
			831,808	731,243	806,450

Cineworld Group PLC (0.4%)*(3) (5) (8) (11)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 2.5% Cash, Acquired 4/20, Due 2/25)	2,981,586	1,989,848	1,971,156
			2,981,586	1,989,848	1,971,156

Clarios Global LP (0.4%)*(5) (8) (9)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.6% Cash, Acquired 3/20, Due 4/26)	1,984,962	1,801,408	1,930,991
			1,984,962	1,801,408	1,930,991

Classic Collision (Summit Buyer, LLC) (1.1%)*(5) (7) (8) (10)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/20, Due 01/26)	5,582,424	5,303,593	5,582,424
			5,582,424	5,303,593	5,582,424

CM Acquisitions Holdings Inc. (3.9%)*(5) (7) (8) (11)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/19, Due 05/25)	20,434,481	20,129,562	20,264,435
			20,434,481	20,129,562	20,264,435

CMT Opco Holding, LLC (Concept Machine) (1.0%)*(5) (7) (8) (11)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)	5,437,083	5,340,979	5,007,553
		LLC Units (10,185 units, Acquired 01/20)		407,915	306,379
			5,437,083	5,748,894	5,313,932

Confie Seguros Holding II Co. (0.4%)*(5) (8) (9)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,365,231	1,906,250
			2,500,000	2,365,231	1,906,250

Contabo Finco S.À R.L (0.3%)*(3) (5) (7) (8) (14)	Internet Software and Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 10/19, Due 10/26)	1,421,669	1,308,924	1,376,558
			1,421,669	1,308,924	1,376,558

Container Store Group, Inc., (The) (0.5%)*(3) (6) (8) (10)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/18, Due 09/23)	2,869,873	2,871,724	2,704,855
			2,869,873	2,871,724	2,704,855

CSL DualCom (2.4%)*(3) (5) (7) (8) (12)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 09/20, Due 09/27)	12,829,485	12,128,593	12,341,964
			12,829,485	12,128,593	12,341,964

Dart Buyer, Inc. (2.3%)*(3) (5) (7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 04/19, Due 04/25)	12,354,672	12,124,446	12,058,967
			12,354,672	12,124,446	12,058,967

Diamond Sports Group, LLC (0.2%)* (5) (8) (9)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 03/20, Due 08/26)	992,481	785,480	765,868
			992,481	785,480	765,868

Distinct Holdings, Inc. (1.4%)*(5) (7) (8) (10)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	7,535,774	7,467,659	7,396,362
			7,535,774	7,467,659	7,396,362

DreamStart Bidco SAS (d/b/a SmartTrade) (0.5%)*(3) (5) (7) (8) (15)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.8% PIK, Acquired 03/20, Due 03/27)	2,862,667	2,597,617	2,757,703
			2,862,667	2,597,617	2,757,703

Elmwood CLO: Series 2019-1A (0.6%)*(3) (5) (8) (10)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.10%, 7.4% Cash, Acquired 03/20, Due 04/30)	3,000,000	2,673,958	2,923,074
			3,000,000	2,673,958	2,923,074

Endo International PLC (0.9%)*(3) (5) (6) (8) (10)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.0% Cash, Acquired 09/18, Due 04/24)	4,825,914	4,861,718	4,584,618
			4,825,914	4,861,718	4,584,618

Envision Healthcare Corp. (0.4%)* (5) (8) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 03/20, Due 10/25)	3,164,825	2,231,579	2,275,857
			3,164,825	2,231,579	2,275,857

Exeter Property Group, LLC (2.2%)*(5) (7) (8) (9)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.7% Cash, Acquired 02/19, Due 08/24)	11,893,750	11,763,359	11,655,875
			11,893,750	11,763,359	11,655,875

Eyemart Express LLC (0.3%)*(6) (8) (9)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 08/24)	1,422,131	1,425,756	1,373,537
			1,422,131	1,425,756	1,373,537

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
F24 (Stairway BidCo Gmbh)) (0.7%)*(3) (5) (7) (8) (14)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 08/20, Due 08/27)	$3,912,838	$3,770,493	$3,731,425
			3,912,838	3,770,493	3,731,425

Foundation Risk Partners, Corp. (0.3%)*(5) (8) (10)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	1,458,333	1,195,833	1,195,833
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	486,111	325,694	325,694
			1,944,444	1,521,527	1,521,527

Frazer Consultants, LLC (d/b/a Tribute Technology) (1.3%)*(5) (7) (8) (11)	Software Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.9% Cash, Acquired 11/19, Due 08/23)	6,688,791	6,633,268	6,688,791
			6,688,791	6,633,268	6,688,791

GoldenTree Loan Opportunities IX, Limited: Series 2014-9A (0.2%)*(3) (5) (8) (10)	Structured Finance	Structured Secured Note - Class DR2 (LIBOR + 3.0%, 3.3% Cash, Acquired 03/20, Due 10/29)	1,250,000	909,635	1,187,548
			1,250,000	909,635	1,187,548

Gulf Finance, LLC (0.1%)*(5) (8) (9)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 08/23)	1,050,973	938,230	738,309
			1,050,973	938,230	738,309

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.4%)*(5)	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	7,500,000	7,500,000	7,544,657
			7,500,000	7,500,000	7,544,657

Heartland, LLC (0.9%)*(5) (7) (8) (11)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	5,462,750	5,289,830	4,954,660
			5,462,750	5,289,830	4,954,660

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (2.0%)*(3) (5) (7) (8) (15) (20)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 09/19, Due 09/26)	9,980,450	9,208,134	9,730,939
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 07/20, Due 09/26)	1,047,298	809,090	820,844
			11,027,748	10,017,224	10,551,783

Highbridge Loan Management Ltd: Series 2014A-19 (0.2%)*(3) (5) (8) (10)	Structured Finance	Structured Secured Note - Class E (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 07/30)	1,000,000	833,957	953,633
			1,000,000	833,957	953,633

Holley Performance Products (Holley Purchaser, Inc.) (4.2%)*(5) (7) (8) (10)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.3% Cash, Acquired 10/18, Due 10/25)	22,140,638	21,885,536	22,091,928
			22,140,638	21,885,536	22,091,928

HW Holdco, LLC (Hanley Wood LLC) (1.4%)*(5) (7) (8) (10)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/18, Due 12/24)	7,527,218	7,388,421	7,339,037
			7,527,218	7,388,421	7,339,037

Hyperion Materials & Technologies, Inc. (2.5%)*(5) (7) (8) (10)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/19, Due 08/26)	13,890,785	13,670,491	13,197,635
			13,890,785	13,670,491	13,197,635

IM Analytics Holding, LLC (d/b/a NVT) (1.4%)*(5) (7) (8) (10)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.1% Cash, Acquired 11/19, Due 11/23)	8,229,921	8,163,688	7,214,349
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,229,921	8,163,688	7,214,349

Institutional Shareholder Services, Inc. (0.9%)*(5) (7) (8) (10)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,826,396	4,803,134
			4,951,685	4,826,396	4,803,134

International Wire Group Inc. (0.4%)*(5)	Electrical Components & Equipment	Second Lien Senior Secured Note (10.8% Cash, Acquired 08/20, Due 08/21)	2,500,000	2,262,170	2,237,500
			2,500,000	2,262,170	2,237,500

ISS#2, LLC (d/b/a Industrial Services Solutions) (1.4%)*(5) (7) (8) (11)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.8% Cash, Acquired 02/20, Due 02/26)	7,856,419	7,713,534	7,463,598
			7,856,419	7,713,534	7,463,598

Jade Bidco Limited (Jane's) (2.3%)*(3) (5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.0% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(11)	10,432,352	10,176,058	10,145,462
		First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(15)	1,951,595	1,791,142	1,897,926
			12,383,947	11,967,200	12,043,388

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
JetBlue 2019-1 Class B Pass Through Trust (1.0%)*(5)	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	$5,000,000	$5,000,000	$5,163,463
			5,000,000	5,000,000	5,163,463

Kenan Advantage Group Inc. (0.8%)*(6) (8) (9)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 07/22)	4,276,698	4,274,962	4,103,363
			4,276,698	4,274,962	4,103,363

Kene Acquisition, Inc. (En Engineering) (1.4%)*(5) (7) (8) (10)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,317,225	7,187,235	7,151,434
			7,317,225	7,187,235	7,151,434

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.7%)*(5) (7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/18, Due 10/24)	9,261,163	9,075,623	8,866,605
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	166,574
			9,261,163	9,229,943	9,033,179

Learfield Communications, LLC (1.3%)*(5) (8) (9) (19)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)	137,159	96,697	116,184
		First Lien Senior Secured Term Loan (PRIME + 2.00%, 5.3% Cash, 10.0% PIK, Acquired 08/20, Due 12/23)	7,000,000	6,931,678	6,947,500
			7,137,159	7,028,375	7,063,684

LTI Holdings, Inc. (Boyd Corporation) (2.1%)*(5) (6) (8) (9)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.6% Cash, Acquired 09/18, Due 09/25)	11,760,000	11,809,119	10,905,518
			11,760,000	11,809,119	10,905,518

Mallinckrodt Plc (0.5%)* (5) (6) (8) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.5% Cash, Acquired 08/18, Due 09/24)	3,229,053	3,220,610	2,702,329
			3,229,053	3,220,610	2,702,329

MB2 Dental Solutions, LLC (1.5%)*(5) (7) (8) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.6% Cash, Acquired 09/19, Due 09/23)	7,970,743	7,900,309	7,869,116
			7,970,743	7,900,309	7,869,116

Media Recovery, Inc. (SpotSee) (0.4%)*(5) (7) (8) (10)	Containers, Packaging and Glass	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/19, Due 11/25)	2,227,543	2,188,757	2,135,693
			2,227,543	2,188,757	2,135,693

Music Reports, Inc. (1.2%)*(5) (7) (8) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	6,592,972	6,428,148	6,428,148
			6,592,972	6,428,148	6,428,148

Neuberger Berman CLO Ltd: Series 2020-36A (0.5%)*(3) (5) (8) (10)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.81%, 8.1% Cash, Acquired 03/20, Due 04/33)	2,500,000	2,476,304	2,499,470
			2,500,000	2,476,304	2,499,470

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.3%)*(5) (7) (8) (9)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	11,916,381	11,871,673	11,878,249
			11,916,381	11,871,673	11,878,249

Nouryon Finance B.V. (Starfruit US Holdco, LLC) (0.4%)*(3) (5) (8) (9)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.2% Cash, Acquired 03/20, Due 10/25)	1,984,491	1,790,303	1,918,586
			1,984,491	1,790,303	1,918,586

Options Technology Ltd. (2.1%)*(3) (5) (7) (8) (10)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	11,034,649	10,787,963	10,755,587
			11,034,649	10,787,963	10,755,587

Pare SAS (SAS Maurice MARLE) (0.9%)*(3) (5) (7) (8) (14)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 6.8% Cash, 1.5% PIK, Acquired 12/19, Due 12/26)	4,734,565	4,413,816	4,637,507
			4,734,565	4,413,816	4,637,507

Patriot New Midco 1 Limited (Forensic Risk Alliance) (1.6%)*(3) (5) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(11)	4,720,287	4,591,360	4,445,391
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 02/20, Due 02/27) (15)	4,158,610	3,758,277	3,916,425
			8,878,897	8,349,637	8,361,816

Phoenix Services International LLC (0.5%)*(6) (8) (9)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 08/18, Due 03/25)	2,932,331	2,941,028	2,800,376
			2,932,331	2,941,028	2,800,376

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Playtika Holding Corp. (0.7%)*(5) (8) (10)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.1% Cash, Acquired 03/20, Due 12/24)	$3,850,000	$3,569,560	$3,848,576
			3,850,000	3,569,560	3,848,576

Premier Technical Services Group (Project Graphite) (0.5%)*(3) (5) (7) (8) (13)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.5% Cash, Acquired 08/19, Due 06/26)	2,940,259	2,677,987	2,706,073
			2,940,259	2,677,987	2,706,073

Process Equipment, Inc. (ProcessBarron) (1.2%)*(5) (7) (8) (10) (11)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,684,916	6,588,875	6,063,219
			6,684,916	6,588,875	6,063,219

Professional Datasolutions, Inc. (PDI) (4.4%)*(5) (7) (8) (10)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	22,983,010	22,955,060	22,946,238
			22,983,010	22,955,060	22,946,238

Project Potter Buyer, LLC (Command Alkon) (1.9%)*(5) (7) (8) (9)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)	9,870,877	9,588,196	9,662,601
		Class A Units (104.4 units, Acquired 04/20)		104,384	136,564
		Class B Units (38,426.7 units, Acquired 4/20)		—	—
			9,870,877	9,692,580	9,799,165

PSC UK Pty Ltd. (0.4%)*(3) (5) (7) (8) (12)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 11/19, Due 11/24)	2,062,238	1,983,472	1,996,942
			2,062,238	1,983,472	1,996,942

Radiate HoldCo, LLC (0.3%)*(5) (8) (9)	Cable & Satellite	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.3% Cash, Acquired 09/20, Due 09/26)	1,746,415	1,746,415	1,713,669
			1,746,415	1,746,415	1,713,669

Recovery Point Systems, Inc. (2.2%)*(5) (7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 07/26)	11,795,776	11,564,165	11,559,860
			11,795,776	11,564,165	11,559,860

Refinitiv US Holdings, Inc. (0.6%)*(5) (9)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 03/20, Due 10/25)	3,012,716	2,745,948	2,979,908
			3,012,716	2,745,948	2,979,908

RR Ltd: Series 2019-6A (0.4%)*(3) (5) (10)	Structured Finance	Structured Secured Note - Class D (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 04/30)	2,000,000	1,649,961	1,849,426
			2,000,000	1,649,961	1,849,426

Ruffalo Noel Levitz, LLC (1.8%)*(5) (7) (8) (10)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,641,206	9,566,226	9,496,588
			9,641,206	9,566,226	9,496,588

Scaled Agile, Inc. (0.9%)*(5) (7) (8) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,857,479	4,817,601	4,808,905
			4,857,479	4,817,601	4,808,905

SCI Packaging Inc. (0.9%)*(6) (8) (10)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.5% Cash, Acquired 08/18, Due 04/24)	4,923,664	4,915,618	4,612,882
			4,923,664	4,915,618	4,612,882

Seaworld Entertainment, Inc. (1.1%)*(3) (6) (8) (9)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.1% Cash, Acquired 08/18, Due 03/24)	5,923,469	5,916,134	5,498,934
			5,923,469	5,916,134	5,498,934

Serta Simmons Bedding LLC (2.0%)* (5) (8) (9)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,443,107	7,235,952	7,331,460
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,652,949	3,381,618	2,969,848
			11,096,056	10,617,570	10,301,308

Smile Brands Group Inc. (1.1%)*(5) (7) (8) (10) (11)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.9% Cash, Acquired 10/18, Due 10/24)	5,851,605	5,808,132	5,657,743
			5,851,605	5,808,132	5,657,743

Springbrook Software (SBRK Intermediate, Inc.) (1.9%)*(5) (7) (8) (10)	Enterprise Software and Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	10,442,083	10,214,537	10,191,155
			10,442,083	10,214,537	10,191,155

Syniverse Holdings, Inc. (1.5%)*(5) (6) (8) (10)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	10,263,158	10,235,328	7,876,974
			10,263,158	10,235,328	7,876,974

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Tahoe Subco 1 Ltd. (Almonde, Inc.) (2.1%)*(3) (5) (6) (8) (11)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 09/18, Due 06/24)	$11,828,390	$11,836,116	$11,032,931
			11,828,390	11,836,116	11,032,931

Team Health Holdings, Inc. (1.1%)*(5) (6) (8) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 02/24)	6,840,506	6,664,086	5,719,416
			6,840,506	6,664,086	5,719,416

The Hilb Group, LLC (1.8%)*(5) (7) (8) (9) (10)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	9,767,134	9,503,409	9,474,877
			9,767,134	9,503,409	9,474,877

Total Safety U.S. Inc. (1.3%)*(5) (8) (10)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,948,915	6,687,013	6,611,893
			6,948,915	6,687,013	6,611,893

Transit Technologies LLC (1.1%)*(5) (7) (8) (10)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 02/20, Due 02/25)	6,785,305	6,575,927	6,014,494
			6,785,305	6,575,927	6,014,494

Transportation Insight, LLC (4.6%)*(5) (7) (8) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.8% Cash, Acquired 08/18, Due 12/24)	24,589,328	24,418,931	24,343,435
			24,589,328	24,418,931	24,343,435

Triumph Group Inc. (0.7%)*(3) (5)	Aerospace & Defense	First Lien Senior Secured Note (8.9% Cash, Acquired 08/20, Due 06/24)	3,266,000	3,266,000	3,478,290
			3,266,000	3,266,000	3,478,290

Truck-Lite Co., LLC (3.4%)*(5) (7) (8) (10)	Automotive Parts and Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	19,468,270	19,062,504	18,080,155
			19,468,270	19,062,504	18,080,155

Trystar, LLC (3.0%)*(5) (7) (8) (10)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/18, Due 09/23)	15,637,813	15,464,677	15,345,385
		Class A LLC Units (361.5 units, Acquired 09/18)		361,505	365,533
			15,637,813	15,826,182	15,710,918

U.S. Anesthesia Partners, Inc. (2.4%)*(5) (6) (8) (11)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 09/18, Due 06/24)	13,481,027	13,524,906	12,705,868
			13,481,027	13,524,906	12,705,868

U.S. Silica Company (0.2%)*(5) (8) (9)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,491,380	1,494,324	1,242,036
			1,491,380	1,494,324	1,242,036

UKFast Leaders Limited (5.4%)*(3) (5) (7) (8) (18)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 9/27)	22,912,134	22,121,627	22,224,770
		Super Senior Secured Term Loan (GBP LIBOR + 3.25%, 3.3% Cash, Acquired 09/20, Due 3/27)	6,248,763	6,033,283	6,061,300
			29,160,897	28,154,910	28,286,070

USF Holdings LLC (U.S. Farathane, LLC) (0.5%)*(6) (8) (10)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 12/21)	3,088,580	3,093,550	2,665,444
			3,088,580	3,093,550	2,665,444

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.8%)*(5) (7) (8) (10) (11)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,430,096	16,194,004	14,884,078
			16,430,096	16,194,004	14,884,078

Utac Ceram (2.6%)*(3) (5) (8) (14)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)	14,071,806	13,503,424	13,597,762
			14,071,806	13,503,424	13,597,762

Validity, Inc. (0.9%)*(5) (7) (8) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.1% Cash, Acquired 07/19, Due 05/25)	5,051,351	4,915,036	4,724,276
			5,051,351	4,915,036	4,724,276

Winebow Group, LLC, (The) (2.6%)*(5) (8) (9)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 11/19, Due 07/21)	10,787,718	10,070,655	8,896,525
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 10/19, Due 01/22) (7)	7,141,980	4,813,864	4,999,386
			17,929,698	14,884,519	13,895,911

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
World 50, Inc. (2.6%)*(5) (7) (8) (9)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	$13,945,025	$13,607,509	$13,535,173
			13,945,025	13,607,509	13,535,173

Subtotal Non–Control / Non–Affiliate Investments			929,268,108	903,128,567	886,610,176

Affiliate Investments:(4)
Jocassee Partners LLC (3.0%)*(3) (5)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		15,158,270	15,952,545
				15,158,270	15,952,545

Thompson Rivers LLC (0.6%)*(3) (5)	Investment Funds & Vehicles	10% Member Interest, Acquired 06/20		3,100,000	3,205,530
				3,100,000	3,205,530

Subtotal Affiliate Investments				18,258,270	19,158,075

Short-Term Investments:

BlackRock, Inc. (4.0%)*(5)	Money Market Fund	BlackRock Liquidity Temporary Fund (0.13% yield)		21,000,000	21,000,000
				21,000,000	21,000,000

Federated Investment Management Company (30.4%)* (6)	Money Market Fund	Federated Government Obligation Fund (0.01% yield)		160,046,690	160,046,690
				160,046,690	160,046,690

HSBC Holdings PLC (0.5%)*(5)	Money Market Fund	HSBC Funds U.S. Government Money Market Fund (0.03% yield)		2,600,330	2,600,330
				2,600,330	2,600,330

JPMorgan Chase & Co. (5.1%)* (6)	Money Market Fund	JPMorgan Prime Money Market Fund (0.16% yield)		26,856,855	26,856,370
				26,856,855	26,856,370

Subtotal Short-Term Investments				210,503,875	210,503,390

Total Investments, September 30, 2020 (212.23%)*			$929,268,108	$1,131,890,712	$1,116,271,641

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (CAD)	C$13,495,000	$10,081,420	10/02/20	$21,550
Foreign currency forward contract (CAD)	$10,255,950	C$13,495,000	10/02/20	152,979

Foreign currency forward contract (EUR)	€4,672,157	$5,487,094	10/02/20	(8,286)
Foreign currency forward contract (EUR)	$5,374,120	€4,672,157	10/02/20	(104,687)
Foreign currency forward contract (EUR)	$3,412,466	€2,906,604	01/05/21	(3,740)

Foreign currency forward contract (GBP)	£1,285,558	$1,594,070	10/02/20	67,899
Foreign currency forward contract (GBP)	$1,696,763	£1,285,558	10/02/20	34,794
Foreign currency forward contract (GBP)	$529,136	£415,299	01/05/21	(8,147)

Foreign currency forward contract (SEK)	$80,985	751,190kr	10/02/20	(2,947)
Foreign currency forward contract (SEK)	751,190kr	$84,268	10/02/20	(336)
Foreign currency forward contract (SEK)	$92,284	821,594kr	01/05/21	362

Total Foreign Currency Forward Contracts, September 30, 2020				$149,441
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended, (the "1940 Act") based on, among other things, the input of the Company's external investment adviser, Barings LLC ("Barings"), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, STIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of September 30, 2020 represented 212.2% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 19.2% of total investments at fair value as of September 30, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended September 30, 2020 were listed below:

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2019 Value	Gross Additions (c)	Gross Reductions (d)	September 30, 2020 Value
Portfolio Company	Type of Investment(a)
Jocassee Partners LLC	9.1% Member Interest	$—	$722,732	$—	$10,229,813	$5,722,732	$—	$15,952,545
		—	722,732	—	10,229,813	5,722,732	—	15,952,545

Thompson Rivers LLC	10% Member Interest	—	105,530	—	—	3,205,530	—	3,205,530
		—	105,530	—	—	3,205,530	—	3,205,530

Total Affiliate Investments		$—	$828,262	$—	$10,229,813	$8,928,262	$—	$19,158,075
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
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of September 30, 2020 was 0.14825%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of September 30, 2020 was 0.23388%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of September 30, 2020 was 0.25975%.
(12)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of September 30, 2020 was 0.06088%.
(13)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of September 30, 2020 was 0.08750%.
(14)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2020 was -0.498%.
(15)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2020 was -0.480%.
(16)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2020 was -0.084%.
(17)The interest rate on these loans is subject to 2 Month LIBOR, which as of September 30, 2020 was 0.19388%.
(18)The interest rate on these loans is subject to 1 month GBP LIBOR, which as of September 30, 2020 was 0.04538%.
(19)The interest rate on these loans is subject to Prime, which as of September 30, 2020 was 3.25%.
(20)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2020 was -0.529%.
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
(8)Debt investment includes interest rate floor feature.

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
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies. ASC 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the Unaudited Consolidated Statements of Operations.
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
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020- 04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020- 04 on its consolidated financial statements.
Share Purchase Programs
On September 24, 2018, the Adviser entered into a Rule 10b5-1 Purchase Plan (the “10b5-1 Plan”) that qualified for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of the Company's common stock on the open market on behalf of the Adviser in accordance with purchase guidelines specified in the 10b5-1 Plan. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, the Adviser fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of the Company's common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, the Adviser had purchased 5,084,302 shares of the Company's common stock pursuant to the 10b5-1 Plan. As of September 30, 2020, the Adviser owned a total of 13,639,681 shares of our common stock, or 28.4% of the total shares outstanding.
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
Purchases under the 2020 Share Repurchase Program may be made in open-market transactions and include transactions being executed by a broker selected by the Company that has been delegated the authority to repurchase shares on the Company's behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. There is no assurance that the Company will purchase shares at any specific discount levels or in any specific amounts. During the nine months ended September 30, 2020, the Company repurchased a total of 989,050 shares of its common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.21 per share including broker commissions.
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
For the three and nine months ended September 30, 2020, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $3.4 million and $10.9 million, respectively. For the three and nine months ended September 30, 2019, the Base Management Fee was approximately $3.3 million and $8.8 million, respectively. As of September 30, 2020, the Base Management Fee of $3.4 million for the three months ended September 30, 2020 was unpaid and included in "Base management fees payable" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2019, the Base Management Fee of $3.3 million for the three months ended December 31, 2019 was unpaid and included in "Base management fees payable" in the accompanying Consolidated Balance Sheet.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Capital Gains Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement), and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for such year. If the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee. The Company did not pay any Incentive Fee for the three or nine months ended September 30, 2020 or 2019.
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
For the three and nine months ended September 30, 2020, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.3 million and $0.9 million, respectively, under the terms of the Administration Agreement, which amount is included in "General and administrative expenses" in the accompanying Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million and $1.9 million, respectively, under the terms of the Administration Agreement, which amount is included in "General and administrative expenses" in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2020, the administrative expenses for the three months ended September 30, 2020 were unpaid and included in "Administrative fees payable" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2019, the administrative expenses of $0.4 million incurred for the three months ended December 31, 2019 were unpaid and included in "Administrative fees payable" in the accompanying Consolidated Balance Sheet.
3. INVESTMENTS
Portfolio Composition
The Company invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured products, bonds and other fixed income securities. Structured products include collateralized loan obligations and asset-backed securities. The Adviser's existing SEC co-investment exemptive relief under the 1940 Act, permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2020:
Senior debt and 1st lien notes	$850,882,033	75%	$833,101,689	75%	158%
Subordinated debt and 2nd lien notes	19,700,711	2	19,369,286	2	4
Structured products	31,517,698	3	33,164,151	3	6
Equity shares	1,028,125	—	975,050	—	—
Investments in joint ventures	18,258,270	2	19,158,075	2	4
Short-term investments	210,503,875	18	210,503,390	18	40
	$1,131,890,712	100%	$1,116,271,641	100%	212%
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%	184%
Subordinated debt and 2nd lien notes	15,339,180	1	15,220,969	1	3
Equity shares	515,825	—	760,716	—	—
Investment in joint venture	10,158,270	1	10,229,813	1	2
Short-term investments	96,568,940	8	96,568,940	8	17
	$1,192,613,930	100%	$1,173,643,807	100%	206%
During the three months ended September 30, 2020, the Company made 15 new investments totaling $127.3 million, nine investments in existing portfolio companies totaling $16.3 million and an additional investment in one joint venture equity portfolio company totaling $1.6 million. During the nine months ended September 30, 2020, the Company made 47 new investments totaling $263.9 million, investments in 18 existing portfolio companies totaling $39.8 million, one new joint venture equity investment totaling $3.1 million and an additional investment in one joint venture equity portfolio company totaling $5.0 million.
During the three months ended September 30, 2019, the Company made 12 new investments totaling $106.4 million, six investments in existing portfolio companies totaling $13.9 million and one new joint venture equity investment totaling $10.2 million. During the nine months ended September 30, 2019, the Company made 26 new investments totaling $245.9 million, six investments in existing portfolio companies totaling $12.2 million and one new joint venture equity investment totaling $10.2 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of investments at fair value at September 30, 2020 and December 31, 2019, excluding short-term investments, was as follows:

	September 30, 2020		December 31, 2019
Aerospace and Defense	$58,442,645	6.4%	$71,899,486	6.7%
Automotive	50,350,943	5.5%	29,879,546	2.8%
Banking, Finance, Insurance and Real Estate	47,351,823	5.2%	83,826,677	7.8%
Beverage, Food and Tobacco	13,895,909	1.5%	11,837,328	1.1%
Capital Equipment	42,783,842	4.7%	62,694,548	5.8%
Chemicals, Plastics, and Rubber	23,081,495	2.5%	31,989,552	3.0%
Construction and Building	8,833,568	1.0%	23,222,638	2.2%
Consumer Goods: Durable	12,232,864	1.4%	30,207,496	2.8%
Consumer Goods: Non-durable	—	—%	13,958,377	1.3%
Containers, Packaging and Glass	6,748,576	0.8%	32,465,070	3.0%
Electrical Components & Equipment	2,237,500	0.3%	—	—%
Energy: Electricity	15,710,919	1.7%	16,561,352	1.5%
Energy: Oil and Gas	738,309	0.1%	14,031,270	1.3%
Healthcare and Pharmaceuticals	82,142,249	9.1%	106,336,903	9.9%
High Tech Industries	104,643,133	11.6%	124,598,066	11.6%
Hotel, Gaming and Leisure	7,470,090	0.8%	5,978,910	0.6%
Investment Funds and Vehicles	19,158,075	2.1%	10,229,813	0.9%
Media: Advertising, Printing and Publishing	21,049,051	2.3%	30,919,615	2.9%
Media: Broadcasting and Subscription	11,423,663	1.3%	—	—%
Media: Diversified and Production	34,609,190	3.8%	31,962,571	3.0%
Metals and Mining	17,320,696	1.9%	12,284,823	1.1%
Retail	10,672,464	1.2%	28,438,030	2.6%
Services: Business	127,022,048	14.0%	127,261,336	11.8%
Services: Consumer	26,897,347	3.0%	35,667,981	3.3%
Structured Products	33,164,151	3.6%	—	—%
Telecommunications	48,505,008	5.4%	33,725,812	3.1%
Transportation: Cargo	60,253,010	6.7%	83,353,452	7.7%
Transportation: Consumer	—	—%	5,845,206	0.5%
Utilities: Electric	7,151,434	0.8%	6,028,435	0.6%
Utilities: Oil and Gas	11,878,249	1.3%	11,870,574	1.1%
Total	$905,768,251	100.0%	$1,077,074,867	100.0%
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust ("SCRS") to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans and structured products. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. As of September 30, 2020, Jocassee had $118.6 million in senior secured private middle-market debt investments, $370.0 million in U.S. syndicated senior secured loans, $152.1 million in European syndicated senior secured loans, $23.8 million in structured product investments, $6.2 million in an equity investment, $28.8 million in a joint venture investment and $24.4 million in short-term investments. As of December 31, 2019, Jocassee had $41.3 million in senior secured private middle-market debt investments, $140.8 million in U.S. syndicated senior secured loans, $57.3 million in European syndicated senior secured loans, $8.2 million in an equity investment and $36.7 million in a short-term investment.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of September 30, 2020 and December 31, 2019, the Company had sold $107.1 million and $36.1 million, respectively, of its investments to Jocassee. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of September 30, 2020 and December 31, 2019, Jocassee had the following commitments, contributions and unfunded commitments from its members:

	As of September 30, 2020
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
Thompson Rivers, LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement (“LLC Agreement”) with Jocassee. The Company and Jocassee have committed to initially provide $10.0 million and $90.0 million, respectively, of equity capital to Thompson Rivers. Equity contributions (and equity ownership) are on a pro-rata basis, based on their equity commitments (10% for the Company and 90% for Jocassee). As of September 30, 2020, Thompson Rivers had $79.5 million in commercial mortgage-backed securities and $7.7 million in cash.

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
As of September 30, 2020, Thompson Rivers had the following commitments, contributions and unfunded commitments from its members:

	As of September 30, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$10,000,000	$3,100,000	$—	$6,900,000
Jocassee Partners LLC	90,000,000	27,900,000	—	62,100,000
Total	$100,000,000	$31,000,000	$—	$69,000,000
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
The total number of middle-market investments and the percentage of the Company's total middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%
December 31, 2019	38	100%
March 31, 2020	30	62%
June 30, 2020	33	53%
September 30, 2020	66	100%
(1)Exclusive of the fair value of new middle-market investments made during the quarter for which the Procedures were not performed and certain middle-market investments repaid subsequent to the end of the reporting period. For September 30, 2020, the Procedures were performed on two of the seven investments made during the quarter.
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
Income Approach
The Company utilizes an Income Approach model in valuing its private debt investment portfolio, which consists primarily of middle-market senior secured loans with floating reference rates. As independent pricing service provider and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of one or more performing credit indices as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of September 30, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes(1)	$639,860,762	Income Approach	Implied Spread	4.3% – 12.0%	6.5%
Subordinated debt and 2nd lien notes(2)	9,900,456	Income Approach	Implied Spread	8.7% – 9.7%	9.2%
Equity shares	975,050	Enterprise Value Waterfall Approach	Adjusted EBITDA Multiple	8.2x – 11.9x	9.7x
(1) Excludes investments with an aggregate fair value amounting to $14,783,231, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2) Excludes investments with an aggregate fair value amounting to $4,999,386, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2020 and December 31, 2019, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$178,457,696	$654,643,993	$833,101,689
Subordinated debt and 2nd lien notes	—	4,469,444	14,899,842	19,369,286
Structured products	—	33,164,151	—	33,164,151
Equity shares	—	—	975,050	975,050
Short-term investments	210,503,390	—	—	210,503,390
Investments subject to leveling	$210,503,390	$216,091,291	$670,518,885	$1,097,113,566
Investments in joint ventures(1)				19,158,075
				$1,116,271,641

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$495,363,062	$555,500,307	$1,050,863,369
Subordinated debt and 2nd lien notes	—	3,209,004	12,011,965	15,220,969
Equity shares	—	—	760,716	760,716
Short-term investments	96,568,940	—	—	96,568,940
Investments subject to leveling	$96,568,940	$498,572,066	$568,272,988	$1,163,413,994
Investment in joint venture(1)				10,229,813
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$555,500,307	$12,011,965	$760,716	$568,272,988
New investments	206,929,866	660,263	512,299	208,102,428
Transfers into Level 3, net	19,063,921	1,996,471	—	21,060,392
Proceeds from sales of investments	(91,889,896)	(415,977)	—	(92,305,873)
Loan origination fees received	(4,744,340)	(19,808)	—	(4,764,148)
Principal repayments received	(20,157,266)	—	—	(20,157,266)
Payment in kind interest earned	236,572	35,108	—	271,680
Accretion of loan premium	16,426	—	—	16,426
Accretion of deferred loan origination revenue	1,653,596	26,081	—	1,679,677
Realized gain (loss)	70,946	(26,253)	—	44,693
Unrealized appreciation (depreciation)	(12,036,139)	631,992	(297,965)	(11,702,112)
Fair value, end of period	$654,643,993	$14,899,842	$975,050	$670,518,885

Nine Months Ended September 30, 2019:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$257,987,259	$7,679,132	$515,825	$266,182,216
New investments	249,345,678	4,951,685	—	254,297,363
Transfers out of Level 3	(37,144,143)	—	—	(37,144,143)
Proceeds from sales of investments	(13,765,869)	—	—	(13,765,869)
Loan origination fees received	(4,939,839)	(148,551)	—	(5,088,390)
Principal repayments received	(46,384,560)	(2,980,874)	—	(49,365,434)
Accretion of loan premium	(13,011)	—	—	(13,011)
Accretion of deferred loan origination revenue	1,163,453	63,413	—	1,226,866
Realized loss	(47,768)	—	—	(47,768)
Unrealized appreciation	1,501,737	124,484	179,835	1,806,056
Fair value, end of period	$407,702,937	$9,689,289	$695,660	$418,087,886
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation (depreciation) on Level 3 investments of $18.8 million and $(13.8) million during the three and nine months ended September 30, 2020 was related to portfolio company investments that were still held by the Company as of September 30, 2020. Pre-tax net unrealized appreciation on Level 3 investments of $3.1 million and $19.6 million during the three and nine months ended September 30, 2019 was related to portfolio company investments that were still held by the Company as of September 30, 2019.
Exclusive of short-term investments, during the nine months ended September 30, 2020, the Company made investments of approximately $297.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2020, the Company made investments of $14.8 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are "Affiliated Persons" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control / Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the outstanding voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
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
Payment-in-Kind Interest
As of September 30, 2020 and December 31, 2019, the Company held investments that contained PIK interest provisions, and the Company may hold additional investments with PIK interest provisions in the future. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Fee income for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Recurring Fee Income:
Amortization of loan origination fees	$503,114	$245,038	$1,396,253	$591,162
Management, valuation and other fees	174,416	80,431	504,171	211,313
Total Recurring Fee Income	677,530	325,469	1,900,424	802,475
Non-Recurring Fee Income:
Prepayment fees	—	—	84,151	59,617
Acceleration of unamortized loan origination fees	31,549	465,695	280,123	663,073
Advisory, loan amendment and other fees	60,047	57,628	115,854	144,654
Total Non-Recurring Fee Income	91,596	523,323	480,128	867,344
Total Fee Income	$769,126	$848,792	$2,380,552	$1,669,819
Concentration of Credit Risk
As of both September 30, 2020 and December 31, 2019, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2020 and December 31, 2019, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 3.1% and 2.3%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2020, $965.3 million of the Company's assets were or will be pledged as collateral for the February 2019 Credit Facility, and $257.3 million of the Company's assets were pledged as collateral for the Debt Securitization.
Investments Denominated in Foreign Currencies
As of September 30, 2020 the Company held one investment that was denominated in Swedish kronas, eleven investments that were denominated in Euros and five investments that were denominated in British pounds sterling. As of December 31, 2019, the Company held one investment that was denominated in Swedish kronas, five investments that were denominated in Euros and two investments that were denominated in British pounds sterling.
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
In addition, during the nine months ended September 30, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2020 and December 31, 2019 was approximately $1,132.2 million and $1,192.7 million, respectively. As of September 30, 2020, net unrealized depreciation on

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
the Company's investments (tax basis) was approximately $18.7 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $9.7 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $28.4 million. As of December 31, 2019, net unrealized depreciation on the Company's investments (tax basis) was approximately $20.1 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $2.5 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $22.6 million.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2020 and December 31, 2019:

Issuance Date	Maturity Date	Interest Rate as of September 30, 2020	September 30, 2020	December 31, 2019
Credit Facilities:
August 3, 2018 - Class A-1	NA	NA	$—	$107,200,000
February 21, 2019	February 21, 2024	2.138%	463,703,208	245,288,419
Total Credit Facilities			$463,703,208	$352,488,419
Debt Securitization:
May 9, 2019 - Class A-1 2019 Notes	April 15, 2027	1.295%	$126,813,048	$266,710,176
May 9, 2019 - Class A-2 2019 Notes	April 15, 2027	1.925%	51,500,000	51,500,000
(Less: Deferred financing fees)			(777,000)	(1,545,702)
Total Debt Securitization			$177,536,048	$316,664,474
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000,000	$—
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000,000	—
(Less: Deferred financing fees)			(465,521)	—
Total Notes			$49,534,479	$—
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
Borrowings of BSF were considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies. The obligations of BSF under the August 2018 Credit Facility were non-recourse to the Company.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Borrowings under the February 2019 Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if the Company no longer maintains an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if the Company no longer maintains an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if the Company no longer maintains an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if the Company no longer maintains an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility.
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of September 30, 2020, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of September 30, 2020, the Company had U.S. dollar borrowings of $325.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 2.188% (weighted average one month LIBOR of 0.188%), borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.00% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £40.3 million ($52.1 million U.S. dollars) with a weighted average interest rate of 2.063% (weighted average one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €72.6 million ($85.1 million U.S. dollars) with an interest rate of 2.00% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
As of September 30, 2020 and December 31, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $463.7 million and $245.3 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Debt Securitization
On May 9, 2019, the Company completed a $449.3 million term debt securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Debt Securitization (collectively, the “2019 Notes”) were issued by Barings BDC Static CLO Ltd. 2019-I (“BBDC Static CLO Ltd.”) and Barings BDC Static CLO 2019-I, LLC, wholly-owned and consolidated subsidiaries of the Company (collectively, the “Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes (“Class A-1 2019 Notes”), which bore interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes (“Class A-2 2019 Notes”), which bore interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which did not bear interest and were not rated. The Company retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for the Company’s sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests therein distributed to the Company by BSF. The 2019 Notes were scheduled to mature on April 15, 2027; however, the 2019 Notes could be redeemed by the Issuers, at the direction of the Company as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, the Company made customary representations, warranties and covenants to the Issuers.
The Class A-1 2019 Notes and Class A-2 2019 Notes were the secured obligations of the Issuers, the Subordinated 2019 Notes are the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes included customary covenants and events of default. The 2019 Notes were not registered under the Securities Act or any state securities or “blue sky” laws and could not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration. As of September 30, 2020, the Company was in compliance with all covenants under the Class A-1 2019 Notes and Class A-2 2019 Notes.
The Company serves as collateral manager to BBDC Static CLO Ltd. under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
The Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization had floating rate interest provisions based on the three-month LIBOR that reset quarterly, except that LIBOR for the first interest accrual period was calculated by reference to an interpolation between the rate for deposits with a term equal to the next shorter period of time for which rates were available and the rate appearing for deposits with a term equal to the next longer period of time for which rates were available.
During the three and nine months ended September 30, 2020, $48.1 million and $139.9 million, respectively, of the Class A-1 2019 Notes were repaid. As of September 30, 2020, the Company had borrowings of $126.8 million outstanding under the Class A-1 2019 Notes with an interest rate of 1.295% (three month LIBOR of 0.275%) and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 1.925% (three month LIBOR of 0.275%).
During the year ended December 31, 2019, $30.0 million of the Class A-1 2019 Notes were repaid. As of December 31, 2019, the Company had borrowings of $266.7 million outstanding under the Class A-1 2019 Notes with an interest rate of 3.021% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 3.651%.
As of September 30, 2020, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $126.1 million and $51.0 million, respectively. As of December 31, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $266.8 million and $51.5 million, respectively. The fair value determinations of the Company’s 2019 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
On October 15, 2020, the remaining 2019 Notes were repaid in full.
August 2025 Notes
On August 3, 2020, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Massachusetts Mutual Life Insurance Company governing the issuance of (i) $50.0 million in aggregate principal amount of Series A senior unsecured notes (the "Series A Notes") due August 2025 with a fixed interest rate of 4.66% per year, and (ii) up to $50.0 million in aggregate principal amount of additional senior unsecured notes (the "Additional Notes" and, collectively with the Series A Notes, the "August 2025 Notes") due August 2025 with a fixed interest rate per year to be determined, in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes was issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes was issued on September 29, 2020, both of which will mature on August 4, 2025 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the August 2025 Notes will be due semiannually in March and September, beginning in March 2021. In addition, the Company is obligated to offer to repay the August 2025 Notes

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
at par if certain change in control events occur. The August 2025 Notes are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. As of September 30, 2020, the Company was in compliance with all covenants of the Note Purchase Agreement.
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
As of September 30, 2020, the fair value of the outstanding Series A Notes was $50.0 million. The fair value of the Series A Notes is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following table presents the Company's foreign currency forward contracts as of September 30, 2020 and December 31, 2019:

As of September 30, 2020: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Balance Sheet Location of Net Amounts
Foreign currency forward contract (CAD)	C$13,495,000	$10,081,420	10/02/20	$21,550	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	$10,255,950	C$13,495,000	10/02/20	152,979	Prepaid expenses and other assets

Foreign currency forward contract (EUR)	€4,672,157	$5,487,094	10/02/20	(8,286)	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$5,374,120	€4,672,157	10/02/20	(104,687)	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$3,412,466	€2,906,604	01/05/21	(3,740)	Prepaid expenses and other assets

Foreign currency forward contract (GBP)	£1,285,558	$1,594,070	10/02/20	67,899	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$1,696,763	£1,285,558	10/02/20	34,794	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$529,136	£415,299	01/05/21	(8,147)	Prepaid expenses and other assets

Foreign currency forward contract (SEK)	$80,985	751,190kr	10/02/20	(2,947)	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	751,190kr	$84,268	10/02/20	(336)	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$92,284	821,594kr	01/05/21	362	Prepaid expenses and other assets
Total				$149,441

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2019: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Balance Sheet Location of Net Amounts
Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	$(2,028)	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	€142,781	$158,547	01/02/20	1,724	Accounts payable and accrued liabilities
Foreign currency forward contract (EUR)	$506,967	€453,920	04/02/20	(5,440)	Accounts payable and accrued liabilities

Foreign currency forward contract (GBP)	$707,963	£549,253	01/02/20	(19,660)	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	£549,253	$718,861	01/02/20	8,763	Accounts payable and accrued liabilities
Foreign currency forward contract (GBP)	$227,890	£175,529	04/02/20	(5,215)	Accounts payable and accrued liabilities

Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	(2,687)	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	920,569kr	$96,846	01/02/20	1,495	Accounts payable and accrued liabilities
Foreign currency forward contract (SEK)	$97,360	912,212kr	04/02/20	(511)	Accounts payable and accrued liabilities
Total				$(23,559)

As of September 30, 2020 and December 31, 2019, the total fair value of the Company's foreign currency forward contracts was $149,441 and $(23,559), respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company maintains sufficient borrowing capacity to cover unused commitments to extend financing. The balances of unused commitments to extend financing as of September 30, 2020 and December 31, 2019 were as follows:

Portfolio Company	Investment Type	September 30, 2020	December 31, 2019
ADE Holding(2)	Committed Capex Line	$87,995	$—
Anju Software, Inc.(1)	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC	Delayed Draw Term Loan	7,446,226	1,012,661
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	—	712,567
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	363,636	—
Centralis Finco S.a.r.l.(3)	Acquisition Facility	475,319	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	10,123,058	—
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,859,111	1,859,111
Contabo Finco S.À R.L(4)	Delayed Draw Term Loan	218,718	1,013,849
CSL Dualcom(5)	Delayed Draw Term Loan	3,421,195	—
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	2,430,569	4,294,503
DreamStart Bidco SAS(6)	Acquisition Facility	954,222	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	15,555,555	—
Heartland, LLC(1)	Delayed Draw Term Loan	8,729,695	8,729,695
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(7)	Accordion Facility	9,799,720	2,605,531
Jocassee Partners LLC	Joint Venture	35,000,000	40,000,000
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	322,928	1,076,427
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	2,731,482	4,367,284
Options Technology Ltd.(1)	Delayed Draw Term Loan	2,918,447	2,918,447
Premier Technical Services Group(8)	Acquisition Facility	1,132,547	1,297,915
Process Equipment, Inc.(1)	Delayed Draw Term Loan	—	654,493
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	—	1,666,994
PSC UK Pty Ltd.(9)	GBP Acquisition Facility	189,350	1,010,706
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	422,242	927,046
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	3,896,663	3,896,663
Stairway BidCo GmbH(10)	Delayed Draw Term Loan	2,134,276	—
The Hilb Group, LLC(1)	Delayed Draw Term Loan	1,923,114	2,904,066
Thompson Rivers LLC	Joint Venture	6,900,000	—
Transit Technologies LLC(1)	Delayed Draw Term Loan	6,785,305	—
Transportation Insight, LLC(1)	Delayed Draw Term Loan	—	2,464,230
Truck-Lite Co., LLC(1)	Delayed Draw Term Loan	2,884,615	3,205,128
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	450,466	—
Utac Ceram(11)	Delayed Draw Term Loan	3,166,156	—
Validity, Inc.(1)	Delayed Draw Term Loan	—	898,298
Total unused commitments to extend financing		$134,303,981	$89,496,985

(1)Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost. The Company's estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.
(2)Actual commitment amount is denominated in Euros (€75,039) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(3)Actual commitment amount is denominated in Euros (€405,337) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(4)September 30, 2020 commitment amount is denominated in Euros (€186,516) which was translated into U.S. dollars using the September 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in Euros (€903,207) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(5)Actual commitment amount is denominated in British pounds sterling (£2,646,346) which was translated into U.S. dollars using the using the September 30, 2020 spot rate.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(6)Actual commitment amount is denominated in Euros (€813,731) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(7)September 30, 2020 commitment amount is denominated in Euros (€8,356,897) which was translated into U.S. dollars using the September 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in Euros (€2,321,187) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(8)September 30, 2020 commitment amount is denominated in British pounds sterling (£876,042) which was translated into U.S. dollars using the September 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in British pounds sterling (£979,743) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(9)September 30, 2020 commitment amount is denominated in British pounds sterling (£146,466) which was translated into U.S. dollars using the September 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in British pounds sterling (£762,941) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(10)September 30, 2020 commitment amount is denominated in British pounds sterling (€1,820,044) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(11)September 30, 2020 commitment amount is denominated in British pounds sterling (€2,700,000) which was translated into U.S. dollars using the September 30, 2020 spot rate.

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
COVID-19 Developments
During the three and nine months ended September 30, 2020, the spread of the Coronavirus and the COVID-19 pandemic had a significant impact on the U.S economy. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$11.66	$10.98
Net investment income(1)(4)	0.45	0.46
Net realized loss on investments / foreign currency transactions(1)	(0.77)	(0.02)
Net unrealized appreciation on investments / foreign currency transactions(1)	0.03	0.50
Total increase (decrease) from investment operations(1)	(0.29)	0.94
Dividends/distributions paid to stockholders from net investment income	(0.48)	(0.39)
Purchases of shares in share repurchase plan	0.05	0.06
Loss on extinguishment of debt(1)	(0.01)	—
Other(2)	0.04	(0.01)
Net asset value at end of period	$10.97	$11.58
Market value at end of period(3)	$8.00	$10.15
Shares outstanding at end of period	47,961,753	49,418,542
Net assets at end of period	$525,976,941	$572,444,980
Average net assets	$513,677,913	$580,900,618
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)(4)	7.79%	7.81%
Ratio of net investment income to average net assets (annualized)	5.65%	5.36%
Portfolio turnover ratio (annualized)	91.95%	71.57%
Total return(5)	(16.51)%	17.08%
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
9. MVC ACQUISITION
On August 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among MVC Capital, Inc., a Delaware corporation (“MVC”), Mustang Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Acquisition Sub”), and Barings. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into MVC, with MVC continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “First Step”) and, immediately thereafter, MVC will merge with and into the Company, with the Company continuing as the surviving company (the “Second Step” and, together with the First Step, the “Merger”). The boards of directors of both the Company and MVC, including all of the respective independent directors, have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Code of 1986.
In the First Step, each share of MVC common stock issued and outstanding immediately prior to the effective time of the First Step (excluding any shares cancelled pursuant to the Merger Agreement) will be converted into the right to receive (i) $0.39492 per share in cash, without interest, from Barings (such amount of cash, the “Cash Consideration”) and (ii) 0.94024 (the "Exchange Ratio," such ratio as may be adjusted pursuant to the Merger Agreement) of a validly issued, fully paid and non-assessable share of the Company's common stock, par value $0.001 per share (the “Share Consideration” and together with the Cash Consideration, the “Merger Consideration”). Pursuant to the Merger Agreement, total value of the consideration to be received by MVC stockholders at closing is subject to adjustment as set forth in the Merger Agreement and may be different than the estimated total consideration described herein depending on a number of factors, including the number of outstanding

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
shares of the Company's and MVC's common stock, the payment of tax dividends by MVC, undistributed investment company taxable income and undistributed net capital gains of MVC and changes of the Euro-to-U.S. dollar exchange rate relating to certain of MVC’s investments between April 30, 2020 and the closing date.
Consummation of the First Step, which is currently anticipated to occur during the fourth quarter of fiscal year 2020, is subject to certain customary closing conditions, including (1) adoption of the Merger Agreement by a majority of the outstanding shares of MVC's common stock, (2) approval of the issuance of the Company's common stock in the First Step by a majority of the votes cast by the Company's stockholders on the matter, (3) approval of the issuance of the Company’s common stock in connection with the First Step at a price below the then-current net asset value per share of the Company common stock, if applicable, by the vote specified in Section 63(2)(A) of the 1940 Act, as amended, (4) the absence of certain legal impediments to the consummation of the Merger, (5) effectiveness of the registration statement for the Company's common stock to be issued as consideration in the First Step, (6) approval for listing on the New York Stock Exchange of the Company's common stock to be issued as consideration in the First Step, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act")). Early termination of the waiting period under the HSR Act was granted on September 30, 2020.
In addition, the Company and MVC will take steps necessary to provide for the repayment at closing of MVC’s credit facilities and the redemption or assumption of MVC’s 6.25% senior notes due November 30, 2022.
The Company is expected to account for the Merger as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, the acquired assets (as a group) are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 goes on to say asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.
If the fair value of the net assets to be acquired exceeds the fair value of the Merger Consideration to be paid by the Company, then the Company would recognize a deemed contribution from Barings in an amount up to approximately $7.0 million. If the fair value of net assets to be acquired exceeds the fair value of the Merger Consideration to be paid by the Company and by Barings, then the Company would also recognize a purchase accounting gain. Alternatively, if the fair value of the net assets to be acquired is less than the fair value of the portion of the Merger Consideration to be paid by the Company, then the Company would recognize a purchase accounting loss. The Company expects any potential gain or loss would be classified as unrealized on the statement of operations until the underlying assets are sold.
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. The final allocation of the purchase price will be determined after the Merger is completed and after completion of a final analysis to determine the estimated relative fair values of the acquired assets and liabilities.
10. SUBSEQUENT EVENTS
Subsequent to September 30, 2020, the Company made approximately $155.4 million of new commitments, of which $130.6 million closed and funded. The $130.6 million of investments consist of $128.5 million of first lien senior secured debt investments and a $2.1 million second lien senior secured term loan with a combined weighted average yield of 6.2%. In addition, the Company funded $8.7 million of previously committed delayed draw term loans.
On October 15, 2020, the 2019 Notes were repaid in full. See Note 5 to our Unaudited Consolidated Financial Statements for information regarding the 2019 Notes.
On November 4, 2020, the Company entered into a Note Purchase Agreement (the “November NPA”) governing the issuance of (1) $62.5 million in aggregate principal amount of Series B senior unsecured notes (“Series B Notes”) due November 2025 with a fixed interest rate of 4.25% per year and (2) $112.5 million in aggregate principal amount of Series C senior unsecured notes (“Series C Notes” and, collectively with the Series B Notes, the “November Notes”) due November

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
2027 with a fixed interest rate of 4.75% per year, in each case, to qualified institutional investors in a private placement. Each stated interest rate is subject to a step up of (x) 0.75% per year, to the extent the applicable November Notes do not satisfy certain investment grade conditions and/or (y) 1.50% per year, to the extent the ratio of secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter end. The November Notes were delivered and paid for on November 5, 2020. The Series B Notes will mature on November 4, 2025 and the Series C Notes will mature on November 4, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the November Notes will be due semiannually. In addition, the Company is obligated to offer to repay the November Notes at par if certain change in control events occur. The August 2025 Notes will be the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
In connection with the November NPA, also on November 4, 2020, the Company amended the Note Purchase Agreement entered into on August 3, 2020 to reduce the aggregate principal amount of unissued Additional Notes from $50.0 million to $25.0 million.
On November 9, 2020 the Board declared a quarterly distribution of $0.17 per share payable on December 2, 2020 to holders of record as of November 25, 2020.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and nine months ended September 30, 2020, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus (“COVID-19”) pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; future changes in laws or regulations and conditions in our operating areas and risks related to the pending MVC Capital, Inc. acquisition. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our syndicated senior secured loans generally bear interest between LIBOR plus 300 basis points and LIBOR plus 400 points. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, private debt investments generally bear interest between LIBOR (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and LIBOR plus 650 basis points per annum. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind, or PIK, interest, which is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. As of both September 30, 2020 and December 31, 2019, the weighted average yield on the principal amount of our outstanding debt investments was approximately 6.2%. The weighted average yield on the principal amount all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 5.0% and 5.8% as of September 30, 2020 and December 31, 2019, respectively
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Having performed stress-testing on their systems and processes, Barings was operating a 100% remote-working model across the United States, Europe and Australia. Over the past few months, Barings shifted to remote working and limited opening (inviting employees to return to the office on a volunteer basis only) and/or flexible working arrangements in Asia, Europe and U.S. sites, while maintaining service levels to partners and clients. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
While we have been carefully monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, we have continued to fund our existing debt commitments. In addition, we have continued to make and originate, and expect to continue to make and originate, new loans.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. Many public health experts have predicted that the COVID-19 pandemic will worsen in the fall and winter months as people in the U.S. spend more time indoors where the virus can spread more easily. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments. If we restructure a portfolio investment included in the borrowing base under the February 2019 Credit Facility in certain ways, including but not limited to a reduction in interest income received from any such investment or modification of a loan to accrue certain levels of PIK interest instead of cash, then such modifications could result in a reduction in the borrowing base under the February 2019 Credit Facility. In addition, if a portfolio investment included in the borrowing base under the February 2019 Credit Facility defaults on its obligations or if any such portfolio investment is placed on non-accrual, then there will be a reduction in the borrowing base under the February 2019 Credit Facility. Any reduction in the borrowing base under the February 2019 Credit Facility could have a material adverse effect on our results of operations, financial condition and available liquidity. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the February 2019 Credit Facility, the Debt Securitization and the August 2025 Notes (each as defined below under "Liquidity and Capital Resources"). As a result, we may be required to reduce the amount of our distributions to stockholders.
As of September 30, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the February 2019 Credit Facility and the August 2025 Notes contains affirmative and negative covenants and events of default relating to minimum stockholders’ equity, minimum obligors’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status, as well as cross-default provisions relating to other indebtedness.
As of September 30, 2020, we are in compliance with our asset coverage requirements under the 1940 Act. In addition, we are not in default under our credit facility as of September 30, 2020. However, any increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligors’ net worth, and minimum asset coverage. If we fail to satisfy the covenants in the February 2019 Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the February 2019 Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, approximately $929.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.
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

Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors, or the Board, Barings’ Global Private Finance Group, or BGPF, manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings' $269.6 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders, or the Special Meeting, to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of September 30, 2020, our asset coverage ratio was 176.0%.
Pending MVC Capital, Inc. Acquisition
On August 10, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among MVC Capital, Inc., a Delaware corporation (“MVC”), Mustang Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Acquisition Sub”), and Barings. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into MVC, with MVC continuing as the surviving company and as a wholly-owned subsidiary of us (the “First Step”) and, immediately thereafter, MVC will merge with and into us, and we continue as the surviving company (the “Second Step” and, together with the First Step, the “Merger”). The boards of directors of both us and MVC, including all of the respective independent directors, have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Code.
In the First Step, each share of MVC's common stock issued and outstanding immediately prior to the effective time of the First Step (excluding any shares cancelled pursuant to the Merger Agreement) will be converted into the right to receive (i) $0.39492 per share in cash, without interest, from Barings (such amount of cash, the “Cash Consideration”) and (ii) 0.94024 (the “Exchange Ratio,” such ratio as may be adjusted pursuant to the Merger Agreement) of a validly issued, fully paid and non-assessable share of the Company's common stock, par value $0.001 per share (the “Share Consideration” and together with the Cash Consideration, the “Merger Consideration”). Pursuant to the Merger Agreement, total value of the consideration to be received by MVC stockholders at closing is subject to adjustment as set forth in the Merger Agreement and may be different than the estimated total consideration described herein depending on a number of factors, including the number of outstanding shares of our and MVC common stock, the payment of tax dividends by MVC, undistributed investment company taxable income and undistributed net capital gains of MVC and changes of the Euro-to-U.S. dollar exchange rate relating to certain of MVC’s investments between April 30, 2020 and the closing date.

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of our and MVC’s businesses during the period prior to the closing of the Merger. We and MVC have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of our and MVC’s stockholders, respectively, and the boards of directors of us and MVC have agreed to recommend that their respective stockholders approve the applicable proposals.
The Merger Agreement provides that MVC shall not, and shall cause its representatives and subsidiaries not to, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the MVC board of directors may, subject to certain conditions, change its recommendation to the MVC stockholders or, on payment of a termination fee of approximately $2.94 million to us and the reimbursement of up to $1.18 million in expenses incurred by us and Barings, terminate the Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) for a Superior Proposal (as defined in the Merger Agreement) if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would reasonably be expected to be inconsistent with its fiduciary duties or obligations under applicable law.
Consummation of the First Step, which is currently anticipated to occur during the fourth quarter of fiscal year 2020, is subject to certain customary closing conditions, including (1) adoption of the Merger Agreement by a majority of the outstanding shares of MVC common stock, (2) approval of the issuance of Company's common stock in the First Step by a majority of the votes cast by our stockholders on the matter, (3) approval of the issuance of our common stock in connection with the First Step at a price below the then-current net asset value per share of our common stock, if applicable, by the vote specified in Section 63(2)(A) of the 1940 Act, as amended, (4) the absence of certain legal impediments to the consummation of the Merger, (5) effectiveness of the registration statement for our common stock to be issued as consideration in the First Step, (6) approval for listing on the New York Stock Exchange of our common stock to be issued as consideration in the First Step, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act")). Early termination of the waiting period under the HSR Act was granted on September 30, 2020.
In addition, the Company and MVC will take steps necessary to provide for the repayment at closing of MVC’s credit facilities and the redemption or assumption of MVC’s 6.25% senior notes due November 30, 2022.
The Merger Agreement also contains certain termination rights in favor of us and MVC, including if the First Step is not completed on or before February 10, 2021 or if the requisite approvals of our stockholders or MVC's stockholders are not obtained. The Merger Agreement also provides that, upon the valid termination of the Merger Agreement under certain circumstances, we may be required to pay or cause to be paid to MVC a termination fee of approximately $4.70 million, or MVC may be required to pay or cause to be paid to us a termination fee of approximately $2.94 million.
Portfolio Investment Composition
The total value of our investment portfolio was $1,116.3 million as of September 30, 2020, as compared to $1,173.6 million as of December 31, 2019. As of September 30, 2020, we had investments in 115 portfolio companies, 11 structured product investments and four money market funds with an aggregate cost of $1,131.9 million. As of December 31, 2019, we had investments in 147 portfolio companies and two money market fund with an aggregate cost of $1,192.6 million. As of both September 30, 2020 and December 31, 2019, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2020 and December 31, 2019, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2020:
Senior debt and 1st lien notes	$850,882,033	75%	$833,101,689	75%
Subordinated debt and 2nd lien notes	19,700,711	2	19,369,286	2
Structured products	31,517,698	3	33,164,151	3
Equity shares	1,028,125	—	975,050	—
Investments in joint ventures	18,258,270	2	19,158,075	2
Short-term investments	210,503,875	18	210,503,390	18
	$1,131,890,712	100%	$1,116,271,641	100%
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%
Subordinated debt and 2nd lien notes	15,339,180	1	15,220,969	1
Equity shares	515,825	—	760,716	—
Investment in joint venture	10,158,270	1	10,229,813	1
Short-term investments	96,568,940	8	96,568,940	8
	$1,192,613,930	100%	$1,173,643,807	100%
Investment Activity
During the nine months ended September 30, 2020, we made 47 new investments totaling $263.9 million, made investments in 18 existing portfolio companies totaling $39.8 million, made one new joint venture equity investment totaling $3.1 million and made an additional investment in one existing joint venture equity portfolio company totaling $5.0 million. We had 15 loans repaid at par totaling total $58.5 million and received $10.0 million of portfolio company principal payments. In addition, we sold $307.4 million of loans, recognizing a net realized loss on these transactions of $36.4 million, and sold $71.0 million of middle-market portfolio company debt investments to our joint venture and realized a loss on these transactions of $1.1 million. In addition, one loan investment was restructured. Under U.S. GAAP, this restructuring was considered a material modification and as a result, we recognized a loss of approximately $0.6 million related to this restructuring. Lastly, we received $0.3 million in escrow distributions from legacy portfolio companies, which were recognized as realized gains.
During the nine months ended September 30, 2019, we made 26 new investments totaling $245.9 million, six investments in existing portfolio companies totaling $12.2 million and made one new joint venture equity investment totaling $10.2 million. We had nine loans repaid at par totaling total $71.1 million, received $28.8 million of portfolio company principal payments. In addition, we sold $148.4 million of loans, recognizing a net realized loss on these transactions of $0.9 million and sold $10.2 million of middle-market portfolio company debt investments to our joint venture. In addition, certain terms of one broadly syndicated loan investment were amended. Under U.S. GAAP, this amendment was considered a material modification and as a result, we recognized a loss of approximately $0.2 million related to the amendment. Lastly, we received $0.5 million in escrow distributions from four portfolio companies, which were recognized as realized gains, and recognized a net loss of $0.5 million related to royalty payments due from a legacy Triangle Capital Corporation portfolio company.

Total portfolio investment activity for the nine months ended September 30, 2020 and 2019 was as follows:

Nine Months Ended September 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Structured Products	Equity Shares	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$1,050,863,369	$15,220,969	$—	$760,716	$10,229,813	$96,568,940	$1,173,643,807
New investments	266,791,834	4,877,442	31,518,233	512,299	8,100,000	697,141,627	1,008,941,435
Proceeds from sales of investments	(378,007,349)	(415,977)	—	(247,908)	—	(583,220,976)	(961,892,210)
Loan origination fees received	(5,894,794)	(180,225)	—	—	—	—	(6,075,019)
Principal repayments received	(68,510,620)	—	(38,879)	—	—	—	(68,549,499)
Payment in kind interest earned	236,572	35,108	—	—	—	—	271,680
Accretion of loan discounts	1,058,002	45,338	34,660	—	—	—	1,138,000
Accretion of deferred loan origination revenue	1,649,982	26,081	—	—	—	—	1,676,063
Realized gain (loss)	(36,473,291)	(26,253)	3,684	247,908	—	14,285	(36,233,667)
Unrealized appreciation (depreciation)	1,387,984	(213,197)	1,646,453	(297,965)	828,262	(486)	3,351,051
Fair value, end of period	$833,101,689	$19,369,286	$33,164,151	$975,050	$19,158,075	$210,503,390	$1,116,271,641

Nine Months Ended September 30, 2019:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,068,436,847	$7,679,132	$515,825	$—	$45,223,941	$1,121,855,745
New investments	253,138,778	4,951,685	—	10,158,270	577,451,108	845,699,841
Proceeds from sales of investments	(158,612,687)	—	56,068	—	(571,122,802)	(729,679,421)
Loan origination fees received	(4,969,839)	(148,551)	—	—	—	(5,118,390)
Principal repayments received	(96,932,135)	(2,980,874)	—	—	—	(99,913,009)
Accretion of loan discounts	187,967	—	—	—	—	187,967
Accretion of deferred loan origination revenue	1,190,821	63,413	—	—	—	1,254,234
Realized loss	(1,090,219)	—	(56,068)	—	—	(1,146,287)
Unrealized appreciation (depreciation)	24,897,740	124,484	179,835	(121,970)	—	25,080,089
Fair value, end of period	$1,086,247,273	$9,689,289	$695,660	$10,036,300	$51,552,247	$1,158,220,769
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both September 30, 2020 and December 31, 2019, we had no non-accrual assets.

Results of Operations
Three and Nine months ended September 30, 2020 and September 30, 2019
Operating results for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total investment income	$16,329,142	$19,304,107	$51,148,504	$57,245,553
Total operating expenses	8,368,976	11,316,932	29,365,140	33,888,209
Net investment income	7,960,166	7,987,175	21,783,364	23,357,344
Net realized losses	(20,506,085)	(983,499)	(37,323,454)	(1,063,250)
Net unrealized appreciation (depreciation)	55,947,382	(1,794,828)	1,594,639	25,454,367
Loss on extinguishment of debt	(216,474)	(13,357)	(660,066)	(143,108)
Benefit from (provision for) taxes	(7,362)	—	10,105	(499)
Net increase (decrease) in net assets resulting from operations	$43,177,627	$5,195,491	$(14,595,412)	$47,604,854
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment income:
Interest income	$15,217,547	$18,448,942	$48,187,628	$55,557,780
Dividend income	—	4,221	2,603	8,932
Fee and other income	769,126	848,792	2,380,552	1,669,819
Payment-in-kind interest income	342,469	—	577,090	—
Interest income from cash	—	2,152	631	9,022
Total investment income	$16,329,142	$19,304,107	$51,148,504	$57,245,553
The change in investment income for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, was primarily due to a decrease in LIBOR from September 30, 2019 to September 30, 2020 and a decrease in the average size of our portfolio. These decreases were partially offset by increases in fee income from September 30, 2019 to September 30, 2020 and the continued rotation of our portfolio from syndicated senior secured loans to senior secured private debt investments in middle-market businesses, structured products and special situation loans. The weighted average yield on the principal amount of our outstanding debt investments was 6.2% as of September 30, 2020, as compared to 5.9% as of September 30, 2019.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating expenses:
Interest and other financing fees	$3,738,991	$6,727,780	$14,367,855	$19,598,992
Base management fees	3,375,262	3,263,803	10,904,422	8,845,753
Compensation expenses	—	107,779	48,410	334,869
General and administrative expenses	1,254,723	1,217,570	4,044,453	5,108,595
Total operating expenses	$8,368,976	$11,316,932	29,365,140	33,888,209

Interest and Other Financing Fees
Interest and other financing fees during the three months ended September 30, 2020 were attributable to borrowings under the February 2019 Credit Facility, the Debt Securitization and the 2025 Notes (each as defined below under "Liquidity and Capital Resources"). Interest and other financing fees during the nine months ended September 30, 2020 were attributable to borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility, the Debt Securitization and the 2025 Notes. Interest and other financing fees during the three and nine months ended September 30, 2019 were attributable to borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization. The decrease in interest and other financing fees for both the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was primarily attributable to the decrease in interest rates as result of decreases in LIBOR, STIBOR, GBP LIBOR and EURIBOR, as well as a reduction in the applicable margin on borrowings under the February 2019 Credit Facility from 2.25% to 2.00% in July 2020 as a result of our investment grade credit rating.
Base Management Fees
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2020, the amount of base management fee incurred was approximately $3.4 million and $10.9 million, respectively. For the three and nine months ended September 30, 2019, the amount of base management fee incurred was approximately $3.3 million and $8.8 million, respectively. The increase between periods was primarily due to the increase in the base management fee rate to 1.375% for the three and nine months ended September 30, 2020, pursuant to the terms of the Advisory Agreement, as compared to 1.125% for the three and nine months ended September 30, 2019.
General and Administrative Expenses
On August 2, 2018, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We are required to reimburse Barings for the costs and expenses incurred by Barings in performing its obligations and providing personnel and facilities under the Administration Agreement. See Note 2 to our unaudited consolidated financial statements for additional information regarding the Administration Agreement. For the three and nine months ended September 30, 2020, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2019, the amount of administration expense incurred and invoiced by the Adviser for expenses was approximately $0.5 million and $1.9 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(19,477,823)	$(1,066,536)	$(36,233,667)	$(1,146,287)
Net realized losses on investments	(19,477,823)	(1,066,536)	(36,233,667)	(1,146,287)
Foreign currency transactions	(1,028,262)	83,037	(1,089,787)	83,037
Net realized losses	$(20,506,085)	$(983,499)	$(37,323,454)	$(1,063,250)
In the three months ended September 30, 2020, we recognized net realized losses totaling $20.5 million, which consisted primarily of a net loss on our loan portfolio of $19.5 million and a net loss on foreign currency transactions of $1.0 million. In the nine months ended September 30, 2020, we recognized net realized losses totaling $37.3 million, which consisted primarily of a net loss on our loan portfolio of $36.5 million and a net loss on foreign currency transactions of $1.1 million, partially offset by $0.2 million in escrow distributions we received from legacy portfolio companies, which were recognized as realized gains.
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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$56,467,202	$(2,209,225)	$2,522,789	$25,202,059
Affiliate investments	1,624,230	40,119	828,262	(121,970)
Net unrealized appreciation (depreciation) on investments	58,091,432	(2,169,106)	3,351,051	25,080,089
Foreign currency transactions	(2,144,050)	374,278	(1,756,412)	374,278
Net unrealized appreciation (depreciation)	$55,947,382	$(1,794,828)	$1,594,639	$25,454,367
During the three months ended September 30, 2020, we recorded net unrealized appreciation totaling $55.9 million, consisting of net unrealized appreciation on our current portfolio of $29.7 million, net unrealized depreciation related to foreign currency transactions of $2.1 million and net unrealized appreciation reclassification adjustments of $28.4 million related to the net realized losses on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $29.7 million was driven primarily by the credit or fundamental performance of middle-market debt investments of $1.1 million, the impact of foreign currency exchange rates on middle-market debt investments of $1.9 million and the broad market moves for the entire investment portfolio of $26.7 million.
During the nine months ended September 30, 2020, we recorded net unrealized appreciation totaling $1.6 million, consisting of net unrealized depreciation on our current portfolio of $48.1 million, net unrealized depreciation related to foreign currency transactions of $1.8 million and net unrealized appreciation reclassification adjustments of $51.4 million related to the net realized losses on the sales / repayments of certain investments. The net unrealized depreciation on our current portfolio of $48.0 million was driven primarily by the credit or fundamental performance of middle-market debt investments of $4.2 million and broad market moves for the entire investment portfolio of $45.7 million, partially offset by the impact of foreign currency exchange rates on middle-market debt investments of $1.9 million.
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
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our short-term investments, sales of our syndicated senior secured loans, our available borrowing capacity under the February 2019 Credit Facility and August 2020 Notes (as defined below under "Financing Transactions") and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This "Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Developments" above.

Cash Flows
For the nine months ended September 30, 2020, we experienced a net decrease in cash in the amount of $7.2 million. During that period, our operating activities provided $4.8 million in cash, consisting primarily of proceeds from sales of portfolio investments totaling $417.0 million and sales of short-term investments of $583.2 million, partially offset by purchases of portfolio investments of $316.7 million and purchases of short-term investments of $697.1 million. In addition, our financing activities used $12.0 million of cash, consisting primarily of repayments of the Debt Securitization of $139.9 million, share repurchases of $7.1 million and dividends paid in the amount of $23.2 million, partially offset by net borrowings under the August 2018 Credit Facility and the February 2019 Credit Facility of $108.7 million and net proceeds from the 2025 Notes issuance of $49.5 million. As of September 30, 2020, we had $14.8 million of cash on hand.
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
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if we no longer maintain an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
As of September 30, 2020, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $325.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 2.188%, borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.00%, borrowings denominated in British pounds sterling of £40.3 million ($52.1 million U.S. dollars) with a weighted average interest rate of 2.063% and borrowings denominated in Euros of €72.6 million ($85.1 million U.S. dollars) with a weighted average interest rate of 2.00%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2020, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $463.7 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
On May 9, 2019, we completed a $449.3 million term debt securitization, or the Debt Securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing, which is consolidated for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the Debt Securitization, collectively, the 2019 Notes, were issued by Barings BDC Static CLO Ltd. 2019-I, or BBDC Static CLO Ltd., and Barings BDC Static CLO 2019-I, LLC, our wholly-owned and consolidated subsidiaries. BBDC Static CLO Ltd. and Barings BDC

Static CLO 2019-I, LLC are collectively referred to herein as the Issuers. The 2019 Notes were secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes, or the Class A-1 2019 Notes, which bore interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes, or the Class A-2 2019 Notes, which bore interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which did not bear interest and were not rated. We retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for our sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests. The 2019 Notes were scheduled to mature on April 15, 2027; however the 2019 Notes could be redeemed by the Issuers, at our direction as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, we made customary representations, warranties and covenants to the Issuers.
The Class A-1 2019 Notes and Class A-2 2019 Notes were the secured obligations of the Issuers, the Subordinated 2019 Notes are the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes included customary covenants and events of default. The 2019 Notes were not registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities or “blue sky” laws and could not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
We serve as collateral manager to BBDC Static CLO Ltd. under a collateral management agreement and we have agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
During the three months ended September 30, 2020, $48.1 million of the Class A-1 2019 Notes were repaid. As of September 30, 2020, we had borrowings of $126.8 million outstanding under the Class A-1 2019 Notes with an interest rate of 1.295% and borrowings of $51.5 million outstanding under the Class A-2 2019 Notes with an interest rate of 1.925%. The fair value determinations of the 2019 Notes were based on market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2020, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $126.1 million and $51.0 million, respectively. On October 15, 2020, the remaining 2019 Notes were repaid in full. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the Debt Securitization.
On August 3, 2020, we entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Massachusetts Mutual Life Insurance Company governing the issuance of (i) $50.0 million in aggregate principal amount of Series A senior unsecured notes (the "Series A Notes") due August 2025 with a fixed interest rate of 4.66% per year, and (ii) up to $50.0 million in aggregate principal amount of additional senior unsecured notes (the "Additional Notes" and, collectively with the Series A Notes, the "August 2025 Notes") due August 2025 with a fixed interest rate per year to be determined, in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes was issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes was issued on September 29, 2020, both of which will mature on August 4, 2025 unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. Interest on the August 2025 Notes will be due semiannually in March and September, beginning in March 2021. In addition, we are obligated to offer to repay the August 2025 Notes at par if certain change in control events occur. The August 2025 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. As of September 30, 2020, we were in compliance with all covenants of the Note Purchase Agreement.
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
Purchases under the 2020 Share Repurchase Program may be made in open-market transactions and include transactions being executed by a broker selected us that has been delegated the authority to repurchase shares on our behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. There is no assurance that we will purchase shares at any specific discount levels or in any specific amounts. During the nine months ended September 30, 2020, we repurchased a total of 989,050 shares of our common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.21 per share, including broker commissions.
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
Recent Developments
Subsequent to September 30, 2020, we made approximately $155.4 million of new commitments, of which $130.6 million closed and funded. The $130.6 million of investments consist of $128.5 million of first lien senior secured debt investments and a $2.1 million second lien senior secured term loan with a combined weighted average yield of 6.2%. In addition, we funded $8.7 million of previously committed delayed draw term loans.
On October 15, 2020, the 2019 Notes were repaid in full.
On November 4, 2020,we entered into a Note Purchase Agreement (the “November NPA”) governing the issuance of (1) $62.5 million in aggregate principal amount of Series B senior unsecured notes (“Series B Notes”) due November 2025 with a fixed interest of 4.25% per year and (2) $112.5 million in aggregate principal amount of Series C senior unsecured notes (“Series C Notes” and, collectively with the Series B Notes, the “November Notes”) due November 2027 with a fixed interest of 4.75% per year, in each case, to qualified institutional investors in a private placement. Each stated interest rate is subject to a step up of (x) 0.75% per year, to the extent the applicable November Notes do not satisfy certain investment grade conditions and/or (y) 1.50% per year, to the extent the ratio of secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter end. The November Notes were delivered and paid for on November 5, 2020. The Series B Notes will mature on November 4, 2025 and the Series C Notes will mature on November 4, 2027 unless redeemed, purchased or prepaid prior to such date by us or its affiliates in accordance with their terms. Interest on the November Notes will be due semiannually. In addition, we are obligated to offer to repay the November Notes at par if certain change in control events occur. The August 2025 Notes will be our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
In connection with the November NPA, also on November 4, 2020, we amended the Note Purchase Agreement entered into on August 3, 2020 to reduce the aggregate principal amount of unissued Additional Notes from $50.0 million to $25.0 million.
On November 9, 2020 our Board declared a quarterly distribution of $0.17 per share payable on December 2, 2020 to holders of record as of November 25, 2020.
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
The total number of senior secured, middle-market investments and the percentage of our total senior secured, middle-market investment portfolio on which the Procedures were performed are summarized below by period:

For the quarter ended:	Total companies	Percent of total investments at fair value(1)
March 31, 2019	18	100%
June 30, 2019	22	100%
September 30, 2019	28	100%
December 31, 2019	38	100%
March 31, 2020	30	62%
June 30, 2020	33	53%
September 30, 2020	66	100%
(1)Exclusive of the fair value of new middle-market investments made during the quarter for which the Procedures were not performed and certain middle-market investments repaid subsequent to the end of the reporting period. For September 30, 2020, the Procedures were performed on two of the seven investments made during the quarter.
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
Income Approach
We utilize an Income Approach model in valuing our private debt investment portfolio, which consists primarily of middle-market senior secured loans with floating reference rates. As independent pricing service provider and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of one or more performing credit indices as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2020 and December 31, 2019 were as follows:

Portfolio Company	Investment Type	September 30, 2020	December 31, 2019
ADE Holding(2)	Committed Capex Line	$87,995	$—
Anju Software, Inc.(1)	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC	Delayed Draw Term Loan	7,446,226	1,012,661
Armstrong Transport Group (Pele Buyer, LLC)(1)	Delayed Draw Term Loan	—	712,567
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	363,636	—
Centralis Finco S.a.r.l.(3)	Acquisition Facility	475,319	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	10,123,058	—
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,859,111	1,859,111
Contabo Finco S.À R.L(4)	Delayed Draw Term Loan	218,718	1,013,849
CSL Dualcom(5)	Delayed Draw Term Loan	3,421,195	—
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	2,430,569	4,294,503
DreamStart Bidco SAS(6)	Acquisition Facility	954,222	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	15,555,555	—
Heartland, LLC(1)	Delayed Draw Term Loan	8,729,695	8,729,695
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(7)	Accordion Facility	9,799,720	2,605,531
Jocassee Partners LLC	Joint Venture	35,000,000	40,000,000
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	322,928	1,076,427
LAC Intermediate, LLC(1)	Delayed Draw Term Loan	2,731,482	4,367,284
Options Technology Ltd.(1)	Delayed Draw Term Loan	2,918,447	2,918,447
Premier Technical Services Group(8)	Acquisition Facility	1,132,547	1,297,915
Process Equipment, Inc.(1)	Delayed Draw Term Loan	—	654,493
Professional Datasolutions, Inc. (PDI)(1)	Delayed Draw Term Loan	—	1,666,994
PSC UK Pty Ltd.(9)	GBP Acquisition Facility	189,350	1,010,706
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	422,242	927,046
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	3,896,663	3,896,663
Stairway BidCo GmbH(10)	Delayed Draw Term Loan	2,134,276	—
The Hilb Group, LLC(1)	Delayed Draw Term Loan	1,923,114	2,904,066
Thompson Rivers LLC	Joint Venture	6,900,000	—
Transit Technologies LLC(1)	Delayed Draw Term Loan	6,785,305	—
Transportation Insight, LLC(1)	Delayed Draw Term Loan	—	2,464,230
Truck-Lite Co., LLC(1)	Delayed Draw Term Loan	2,884,615	3,205,128
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	450,466	—
Utac Ceram(11)	Delayed Draw Term Loan	3,166,156	—
Validity, Inc.(1)	Delayed Draw Term Loan	—	898,298
Total unused commitments to extend financing		$134,303,981	$89,496,985
(1)Represents a commitment to extend financing to a portfolio company where one or more of our current investments in the portfolio company are carried at less than cost. Our estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.
(2)Actual commitment amount is denominated in Euros (€75,039) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(3)Actual commitment amount is denominated in Euros (€405,337) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(4)September 30, 2020 commitment amount is denominated in Euros (€186,516) which was translated into U.S. dollars using the September 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in Euros (€903,207) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(5)Actual commitment amount is denominated in British pounds sterling (£2,646,346) which was translated into U.S. dollars using the using the September 30, 2020 spot rate.
(6)Actual commitment amount is denominated in Euros (€813,731) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(7)September 30, 2020 commitment amount is denominated in Euros (€8,356,897) which was translated into U.S. dollars using the September 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in Euros (€2,321,187) which was translated into U.S. dollars using the December 31, 2019 spot rate.

(8)September 30, 2020 commitment amount is denominated in British pounds sterling (£876,042) which was translated into U.S. dollars using the September 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in British pounds sterling (£979,743) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(9)September 30, 2020 commitment amount is denominated in British pounds sterling (£146,466) which was translated into U.S. dollars using the September 30, 2020 spot rate. December 31, 2019 commitment amount was denominated in British pounds sterling (£762,941) which was translated into U.S. dollars using the December 31, 2019 spot rate.
(10)September 30, 2020 commitment amount is denominated in British pounds sterling (€1,820,044) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(11)September 30, 2020 commitment amount is denominated in British pounds sterling (€2,700,000) which was translated into U.S. dollars using the September 30, 2020 spot rate.
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
We are also subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, GBP LIBOR, EURIBOR, STIBOR and CDOR. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2020, we were not a party to any interest rate hedging arrangements.
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
As of September 30, 2020, approximately $929.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $18.6 million on an annual basis.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if we no longer maintain an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if the we no longer maintain an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1%. The applicable currency rate depends on the currency and term of the draw under the February 2019 Credit Facility. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $6.9 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of September 30, 2020). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.

The Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization had floating rate interest provisions based on the three-month LIBOR that reset quarterly. On October 15, 2020, the 2019 Notes were repaid in full.
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
We also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of September 30, 2020, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.00%, borrowings denominated in British pounds sterling of £40.3 million ($52.1 million U.S. dollars) with a weighted average interest rate of 2.06% and borrowings denominated in Euros of €72.6 million ($85.1 million U.S. dollars) with a weighted average interest rate of 2.00%.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint alleged certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding our business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019, the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. The plaintiff filed its opening brief with the United States Court of Appeals for the Fourth Circuit on January 6, 2020. The defendants filed their response brief on February 28, 2020, and the plaintiff filed its reply brief on March 27, 2020. The appeal is currently pending before the United States Court of Appeals for the Fourth Circuit.
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
Risks Relating to Our Investments
Covenant-Lite Loans
A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of covenant-lite loans, or “Covenant-Lite Loans.” A significant portion of the loans in which the Company may invest or get exposure to through its investments may be deemed to be Covenant-Lite Loans and it is possible that such loans may comprise a majority of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of Covenant-Lite Loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.”

Risks Relating to the Merger
Sales of shares of the Company’s common stock after the completion of the Merger may cause the market price of the Company’s common stock to decline.
Based on the number of outstanding shares of MVC’s common stock as of the close of business on August 7, 2020, the Company would issue approximately 16.7 million shares of the Company’s common stock pursuant to the Merger Agreement. Former MVC stockholders may decide not to hold the shares of the Company’s common stock that they receive pursuant to the Merger Agreement. In addition, the Company’s stockholders may decide not to hold their shares of the Company’s common stock after completion of the Merger. In each case, such sales of the Company’s common stock could have the effect of depressing the market price for the Company’s common stock and may take place promptly following the completion of the Merger.
The Company’s stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.
The Company’s stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective ownership interests in the Company prior to the Merger. Consequently, the Company’s stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of the Company.
If the Merger is consummated, based on the number of shares of the Company’s common stock issued and outstanding on the closing date, it is expected that current stockholders of the Company will own approximately 74.2% of the outstanding common stock and former MVC stockholders will own approximately 25.8% of the outstanding common stock. In addition, both prior to and after completion of the Merger, subject to certain restrictions in the Merger Agreement and the approval of the Company’s stockholders, the Company may issue additional shares of common stock (including, subject to certain restrictions under the 1940 Act, at prices below the Company’s then-current net asset value (“NAV”) per share), all of which would further reduce the percentage ownership of the combined company held by current stockholders. In addition, the issuance or sale by the Company of shares of common stock at a discount to NAV poses a risk of economic dilution to stockholders.
The NAV per share of the Company’s will be diluted if the Company issues shares at a price below the then-current NAV per share in connection with the Merger.
In connection with the Merger and subject to certain determinations required to be made by the Company’s board of directors, the Company’s stockholders will be asked to approve the Company’s ability to issue shares of its common stock at a price below the then-current NAV per share in connection with the Merger in the event that at the time of such issuance, the Company’s then-current NAV per share is greater than the value of the shares of MVC’s common stock being exchanged.
Under the Merger Agreement, the Exchange Ratio was fixed on August 10, 2020, at the signing of the Merger Agreement, subject to certain adjustments pursuant to the Merger Agreement. The Exchange Ratio was determined taking into account the NAV per share of the Company’s common stock and MVC’s common stock as of June 30, 2020 and April 30, 2020, respectively, and is not subject to adjustment based on changes in the NAV per share of the Company’s common stock or MVC’s common stock. In that regard, regardless of the date on which the Merger is consummated and the resulting date on which the shares of the Company’s common stock are issued, the Exchange Ratio upon which the shares of the Company’s common stock will be issued will not change (except for certain specified adjustments). Consequently, if, on the date that the Company’s common stock is issued, the per share value of MVC’s common stock were to decrease from its per share value as of April 30, 2020 and the NAV of the Company’s common stock were to remain the same, then the Company could be deemed to be issuing shares at a price below its then-current NAV per share. As a result, it is not known at this time whether the Company will be issuing shares of its common stock at a price below the then-current NAV per share to MVC’s stockholders in connection with the Merger. The determination of whether the Company is issuing its shares of its common stock at a price below the then-current NAV per share will be made at or around the time of the closing of the Merger.
If the Company were to issue shares of its common stock below its then-current NAV per share in connection with the Merger, such sales would result in an immediate dilution to the NAV per share of the Company’s common stock. This dilution would occur as a result of the issuance of shares at a price below the then-current NAV per share of the Company’s common stock and a proportionately greater decrease in the stockholders’ interest in the Company’s earnings and assets and their voting interest in the Company than the increase in the Company’s assets resulting from such issuance. Because the NAV of shares of the Company’s common stock at or around the time of the Merger is not currently known, the actual dilutive effect cannot be predicted.

The Company may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to realize such benefits.
The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of MVC’s investment portfolio with the Company’s and the integration of MVC’s business with the Company’s. There can be no assurance that MVC’s investment portfolio or business can be operated profitably or integrated successfully into the Company’s operations in a timely fashion or at all. The dedication of management resources to such integration may divert attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of MVC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
The Company also expects to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume the Company will be able to combine the operations of the Company and MVC in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if the Company is not able to successfully combine MVC’s investment portfolio or business with the operations of the Company, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.
The announcement and pendency of the proposed Merger could adversely affect the Company’s business, financial results and operations.
The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding the Company’s business, including affecting its relationships with its existing and future borrowers, which could have a significant negative impact on its future revenues and results of operations, regardless of whether the Merger is completed. In addition, the Company diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could have a significant negative impact on its future revenues and results of operations.
The Company is also subject to restrictions on the conduct of its business prior to the completion of the Merger as provided in the Merger Agreement, generally requiring the Company to conduct its business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on its ability to make certain investments and acquisitions, sell, transfer or dispose of its assets, amend its organizational documents and enter into or modify certain material contracts. These restrictions could prevent the Company from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on its future investment income and results of operations.
The termination of the Merger Agreement could negatively impact the Company.
The Merger may not be completed. For example, either MVC or the Company may terminate the Merger Agreement if the Merger is not completed by February 10, 2021 (so long as the party seeking termination has not been the principal cause of the delay). If the Merger Agreement is terminated, there may be various consequences, including:
•the Company’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;
•the market price of the Company's common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed;
•under certain circumstances, the Company may be required to pay or cause to be paid to MVC a termination fee of approximately $4.7 million; and
•the Company will have incurred substantial expenses (including investment banking, legal expenses and accounting fees and financing printing and other related charges) for which no ultimate benefit will have been received.
The Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Merger not being completed, which may result in material adverse consequences to the Company’s business and operations.
While there can be no assurances as to the exact timing, or that the Merger will be completed at all, the Company and MVC are working to complete the Merger in the fourth quarter of 2020. The Merger is subject to closing conditions, including required regulatory approvals (including the expiration of the waiting period under the HSR Act, and the rules and regulations thereunder and the approval of the European Commission pursuant to the Council Regulation (EC) No 139/2004 of 20 January 2004 on the control of concentrations between undertakings, and certain approvals of the Company’s and MVC’s respective stockholders that, if not satisfied, will prevent the Merger from being completed. Early termination of the waiting period under the HSR Act was granted on September 30, 2020. The closing condition that the Company’s stockholders approve the issuance of shares of the Company’s common stock in connection with the Merger and the issuance of shares of the Company’s common stock in connection with the Merger at a price below its then-current NAV may not be waived and must be satisfied for the Merger to be completed. The Company currently expects that all of its directors and executive officers will vote their shares of the Company’s common stock in favor of these proposals. If the Company’s stockholders do not approve these proposals and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on the Company’s business and operations. The closing condition that MVC stockholders adopt the Merger Agreement may not be waived and must be satisfied for the Merger to be completed. If MVC stockholders do not adopt the Merger Agreement and the Merger is not completed, the resulting failure to complete the Merger could have a material adverse impact on the Company’s business and operations.
MVC and the Company will be subject to contractual restrictions while the Merger is pending, including restrictions on pursuing alternatives to the Merger.
Uncertainty about the effect of the Merger may have an adverse effect on the Company and MVC and, consequently, on the combined company following completion of the Merger. These uncertainties may impair the Company’s and MVC’s abilities to motivate key personnel until the Merger is consummated and could cause those who deal with the Company and MVC to seek to change their existing business relationships with the Company and MVC, respectively. In addition, the Merger Agreement restricts the Company and MVC from taking actions that they might otherwise consider to be in their best interests. These restrictions may prevent the Company and MVC from pursuing certain business opportunities that may arise prior to the completion of the Merger, including restrictions on them pursuing alternatives to the Merger.
Subject to applicable law, each party may waive one or more conditions to the Merger without resoliciting approval from its respective stockholders.
Certain conditions to the Company’s and MVC’s obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of the Company and MVC. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. Accordingly, the terms and conditions as set forth in the Merger Agreement, including certain protections to the Company, may be waived. The conditions requiring approval of the Company’s stockholders and MVC’s stockholders, however, cannot be waived.
The market price of the Company’s common stock after the Merger may be affected by factors different from those affecting the Company’s common stock or MVC’s common stock currently.
The businesses of the Company and MVC differ in some respects and, accordingly, the results of operations of the combined company and the market price of the Company’s common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and MVC. These factors include:
•a larger stockholder base;
•a different portfolio composition; and
•a different capital structure
Accordingly, the historical trading prices and financial results of the Company may not be indicative of these matters for the combined company following the Merger.
The Merger may trigger certain “change of control” provisions and other restrictions in certain of the Company’s and MVC’s contracts and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain agreements of the Company and MVC or their controlled affiliates will or may require the consent of one or more counterparties in connection with the Merger. The failure to obtain any such consent may permit such counter-parties to terminate, or otherwise increase their rights or the Company’s or MVC’s obligations under, any such agreement because the Merger may violate an anti-assignment, change of control or similar provision. If this happens, the Company or MVC may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. The Company cannot assure you that it or MVC will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing the Company from operating a material part of MVC’s business.
In addition, the consummation of the Merger may violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under the Company’s or MVC’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.
The combined company may not be able to obtain financing for additional capital requirements.
Following completion of the Merger, the combined company may seek significant ongoing capital funding and, although the Company anticipates that the combined company will be able to obtain such funding through cash generated from operations and subsequent debt, equity or hybrid offerings, there can be no assurances that the combined company will be able to obtain financing on acceptable terms or at all.
The Company has incurred and expects to incur substantial transaction fees and costs in connection with the Merger, whether or not the Merger is completed.
The Company has incurred and expects to incur additional material non-recurring expenses in connection with the Merger and completion of the transactions contemplated by the Merger Agreement. The Company has incurred significant legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of the Merger. Additional significant unanticipated costs may be incurred in the course of coordinating the businesses of MVC and the Company after completion of the Merger.
Even if the Merger is not completed, the Company will need to pay certain costs relating to the Merger incurred prior to the date the Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees. Such costs may be significant and could have an adverse effect on the Company’s future results of operations, cash flows and financial condition.
Litigation filed against MVC or the Company in connection with the Merger could result in substantial costs and could delay or prevent the Merger from being completed.
From time to time, MVC and the Company may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the Company’s liquidity and financial condition or could prevent the Merger from being completed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2020, in connection with our Dividend Reinvestment Plan for our common stockholders, we directed the plan administrator to purchase 23,915 shares of our common stock for an aggregate of $193,178 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on August 5, 2020.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not Applicable

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

10.1
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated August 3, 2020 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2020 and incorporated herein by reference).

10.2
Agreement and Plan of Merger, by and among the Company, MVC Capital, Inc., Mustang Acquisition Sub, Inc., and Barings LLC, dated as of August 10, 2020 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2020 and incorporated herein by reference).

10.3
Form of Voting Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2020 and incorporated herein by reference).

10.4
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated November 4, 2020 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020 and incorporated herein by reference).

10.5
Amendment No. 1 to August 3, 2020 Note Purchase Agreement by and between the Company and the purchasers party thereto, dated November 4, 2020 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020 and incorporated herein by reference).

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

BARINGS BDC, INC.

Date:	November 9, 2020	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2020	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer