Form 10-K
period 2020-12-31
Barings BDC, Inc.
filed 2021-03-23
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 30, 2020, based on the closing price on that date of $7.94 on the New York Stock Exchange, was $249,126,560.
The number of shares outstanding of the registrant’s common stock on March 23, 2021 was 65,316,085.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant's 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS BDC, INC.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus (“COVID-19”) pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas.
Any forward-looking statements included in this Annual Report on Form 10-K are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
Item 1.  Business.
Organization
We are a Maryland corporation incorporated on October 10, 2006. We currently operate as a closed-end, non-diversified investment company and have elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected for federal income tax purposes to be treated, and intend to qualify annually, as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), for tax purposes.
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
The Asset Sale and Externalization Transactions
On April 3, 2018, we entered into an asset purchase agreement (the "Asset Purchase Agreement"), with BSP Asset Acquisition I, LLC (the "Asset Buyer"), an affiliate of Benefit Street Partners L.L.C., pursuant to which we agreed to sell our December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017 (such transaction referred to herein as the "Asset Sale Transaction").
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
Prior to the Externalization Transaction, we were internally managed by our executive officers under the supervision of our Board of Directors (the "Board"). During this period, we did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. In connection with the closing of the Externalization Transaction, we entered into an investment advisory agreement (the "Original Advisory Agreement") and an administration agreement (the "Administration Agreement") with Barings, pursuant to which Barings serves as our investment adviser and administrator and manages our investment portfolio which initially consisted primarily of the cash proceeds received in connection with the Asset Sale Transaction. In addition, on August 2, 2018, we issued 8,529,917 shares of our common stock to Barings at a price of $11.723443 per share, or an aggregate of $100.0 million in cash.
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
On September 24, 2018, Barings entered into a Rule 10b5-1 Purchase Plan (the "10b5-1 Plan") that qualified for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of our common stock on the open market on behalf of Barings in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with Barings obligation under the Externalization Agreement to enter into a trading plan pursuant to which Barings committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, Barings fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of our common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, Barings had purchased 5,084,302 shares of our common stock pursuant to the 10b5-1 Plan and as of December 31, 2020, owned a total of 13,639,681 shares of our common stock, or 20.9% of the total shares outstanding.
MVC Capital, Inc. Acquisition
On December 23, 2020, we completed our acquisition of MVC Capital, Inc., a Delaware corporation (“MVC”) (the “MVC Acquisition”) pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Acquisition Sub”), and Barings. To effect the acquisition, Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First Merger”). Immediately thereafter, MVC merged with and into us, with us as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”).
Pursuant to the Merger Agreement, MVC stockholders received the right to the following merger consideration in exchange for each share of MVC common stock issued and outstanding immediately prior to the effective time of the First Merger (other than shares of MVC common stock issued and outstanding immediately prior to the effective time of the First Merger that were held by a subsidiary of MVC or held, directly or indirectly, by us or the Acquisition Sub), in accordance with the Merger Agreement: (i) an amount in cash from Barings, without interest, equal to $0.39492, and (ii) 0.9790836 shares of our common stock, which ratio gave effect to the Euro-dollar exchange rate adjustment mechanism in the Merger Agreement, plus cash in lieu of fractional shares. We issued approximately 17,354,332 shares of our common stock to MVC’s then-existing stockholders in connection with the

Merger, thereby resulting in our then-existing stockholders owning approximately 73.4% of the combined company and MVC's then-existing stockholders owning approximately 26.6% of the combined company.
In connection with the closing of the Merger, the Board affirmed our commitment to open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of our quarterly report on Form 10-Q for the quarter ending March 31, 2021 and are expected to be made in accordance with a repurchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with the covenants in our borrowing arrangements, including under our $800 million senior secured revolving credit facility with ING Capital LLC (as amended, restated and otherwise modified from time to time, the "February 2019 Credit Facility"), and certain other regulatory requirements.
In connection with the MVC Acquisition, on December 23, 2020, following the closing of the Merger, we entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings, effective January 1, 2021, which amended the Original Advisory Agreement to, among other things, (i) reduce the annual base management fee payable to Barings from 1.375% to 1.250% of our gross assets, (ii) reset the commencement date for the rolling 12-quarter “look-back” provision used to calculate the income incentive fee and incentive fee cap to January 1, 2021 from January 1, 2020 and (iii) describe the fact that we may enter into guarantees, sureties and other credit support arrangements with respect to one or more of our investments, including the impact of these arrangements on the income incentive fee cap. See “—Management Agreements – Investment Advisory Agreement” in this Item 1 of Part I of this Annual Report on Form 10-K for more information.
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the Merger, we entered into a Credit Support Agreement (the “Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. The Credit Support Agreement is intended to give stockholders of the combined company downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the Merger. There is no fee or other payment by us to Barings or any of its affiliates in connection with the Credit Support Agreement. Any cash payment from Barings to us under the Credit Support Agreement will be excluded from the incentive fee calculations under the Amended and Restated Advisory Agreement. See “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
Overview of Our Business
Prior to the Transactions, our business was to provide capital to lower middle-market companies located primarily in the United States. We focused on investments in companies with a history of generating revenues and positive cash flows, an established market position and a proven management team with a strong operating discipline. Our target portfolio company had annual revenues between $20.0 million and $300.0 million and annual earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") between $10.0 million and $75.0 million. We invested primarily in senior and subordinated debt securities of privately held companies, generally secured by security interests in portfolio company assets. In addition, we generally invested in one or more equity instruments of the borrower, such as direct preferred or common equity interests. Our investments generally ranged from $5.0 million to $50.0 million per portfolio company.
Beginning in August 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has transitioned our portfolio to primarily senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act (the "Exemptive Relief") permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.

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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group ("Barings GPFG"), manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings' $259.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles.
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
Under the terms of the Administration Agreement, Barings has agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings will also, on our behalf and subject to the Board’s oversight, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level that is more consistent with a portfolio of senior secured debt. As of December 31, 2020, our asset coverage ratio was 175.9%.
Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG's Origination and Portfolio Management Resources. Barings GPFG has over 75 investment professionals located in six different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
•Utilizing Long-Standing Relationships to Source Investments.    Barings GPFG has worked diligently over decades to build strategic relationships with private equity firms globally. Barings GPFG's long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, has earned Barings and us a reputation as a reliable partner. Barings GPFG also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market transactions. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual Adjusted EBITDA of $10.0 million to $75.0 million.
•Providing One-Stop Customized Financing Solutions.    Barings GPFG's ability to commit to and originate larger hold positions (in excess of $200 million) in a given transaction is a differentiator to middle-market private equity sponsors. In today's market, it has become increasingly important to have the ability to underwrite an entire transaction, providing financial sponsors with certainty of close. Barings GPFG offers a variety of financing structures and has the flexibility to structure investments to meet the needs of our portfolio companies.
•Applying Consistent Underwriting Policies and Active Portfolio Management.    We believe robust due diligence on each investment is paramount due to the lack of an active secondary market. With limited ability to liquidate holdings, private credit investors must take a longer-term, “originate-to-hold” investment approach. Barings GPFG has implemented underwriting policies and procedures that are followed for each potential transaction. This consistent and proven fundamental underwriting process includes a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which Barings GPFG believes allows it to better assess the company’s prospects. After closing, Barings GPFG maintains ongoing access to both the sponsor and portfolio company management in order to closely monitor investments and suggest or require remedial actions as needed to avoid a default.
•Maintaining Portfolio Diversification.    While we focus our investments in middle-market companies, we seek to invest across various industries and in both United States-based and foreign-based companies. Barings GPFG monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

Investments
Debt Investments
The terms of our debt investments are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions, put rights and a pledge of the operating companies' stock which provides us with additional exit options in downside scenarios. Other lending protections may include term loan amortization, excess cash flow sweeps (effectively additional term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will typically include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We invest in predominately senior secured private debt investments in, well-established middle-market businesses that operate across a wide range of industries. We currently invest primarily in loans that have terms of between five and seven years, and bear interest at rates ranging from LIBOR (or an applicable successor rate) plus 450 basis points to LIBOR plus 650 basis points per annum.
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
•Established Companies With Positive Cash Flow.    We seek to invest in later-stage or mature companies with a proven history of generating positive cash flows. We typically focus on companies with a history of profitability and trailing twelve-month Adjusted EBITDA ranging from $10.0 million to $75.0 million.
•Experienced Management Teams.    Based on our prior investment experience, we believe that a management team with significant experience with a portfolio company or relevant industry experience is essential to the long-term success of the portfolio company. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment.
•Strong Competitive Position.    We seek to invest in companies that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and compete in industries with barriers to entry. We also seek to invest in companies that exhibit a competitive advantage, which may help to protect their market position and profitability.
•Varied Customer and Supplier Bases.    We prefer to invest in companies that have varied customer and supplier bases. Companies with varied customer and supplier bases are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.
•Significant Invested Capital.    We believe the existence of significant underlying equity value provides important support to investments. We seek to identify portfolio companies that we believe have well-structured capital beyond the layer of the capital structure in which we invest.

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
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the investment committee. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all new investment decisions.
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
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings GPFG. Barings GPFG's portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings GPFG investment and portfolio management process include:
•Culture of Risk Management.    The investment team that approves an investment monitors the investment's performance through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we foster continuous interaction between investment teams and the investment committee. This frequent communication encourages the early escalation of issues to members of the investment committee to leverage their experience and expertise well in advance of potentially adverse events.

•Ongoing Monitoring. Each portfolio company is assigned to an analyst who is responsible for the ongoing monitoring of the investment. Upon receipt of information (financial or otherwise) relating to an investment, a preliminary review is performed by the analyst in order to assess whether the information raises any issues that require increased attention. Particular consideration is given to information which may impact the value of an asset. In the event that something material is identified, the analyst is responsible for notifying the relevant members of the deal team and investment committee.
•Quarterly Portfolio Reviews. All investments are reviewed on at least a quarterly basis. The quarterly portfolio reviews provide a forum to evaluate the current status of each asset and identify any recent or long-term performance trends, either positive or negative, that may affect its current valuation.
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List” and are reviewed on a more frequent basis. These reviews typically occur monthly but can occur more or less frequently based on situational factors and the availability of updated information from the company. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the investment committee to ensure any mitigating steps are taken in a timely manner.
•Sponsor Relationships. We invest primarily in transactions backed by a private equity sponsor and when evaluating investment opportunities, we take into account the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity, relationship with Barings GPFG). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.
•Robust Investment and Portfolio Management System. Barings' investment and portfolio management system serves as the central repository of data used for investment management, including both company-level metrics (e.g., probability of default, Adjusted EBITDA, geography) and asset-level metrics (e.g., price, spread/coupon, seniority). Barings GPFG portfolio management has established a required set of data that analysts must update quarterly, or more frequently when appropriate, in order to produce a one-page summary for each company, known as tearsheets, which are used during quarterly portfolio reviews.
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

A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables in the notes to our consolidated financial statements may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, we determine the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, we assess the appropriateness of the use of these third-party quotes in determining fair value based on (i) our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by the Board and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
Investment Valuation Process
Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by the Barings' pricing committee.
At least annually, Barings conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While Barings is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process Barings continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. Barings believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e. exit prices).
Our money market fund investments are generally valued using Level 1 inputs and our equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. Our syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. Our middle-market, private debt and equity investments are generally valued using Level 3 inputs.

Independent Valuation
For the year ended December 31, 2019, we engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter, which consisted of certain limited procedures that we identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consisted of a review of the quarterly fair values of our middle-market investments, and were generally performed with respect to each investment every quarter beginning in the quarter after the investment was made.
Beginning with the first quarter of 2020, we revised our valuation process to require that the Procedures generally be performed with respect to each middle-market investment at least once in every calendar year and for new investments, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures were generally performed with respect to an investment where there was a significant change in the fair value or performance of the investment.
Beginning with the fourth quarter of 2020, the fair value of bank loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market bank loans, are generally submitted to independent providers to perform an independent valuation on those bank loans and equity investments as of the end of each quarter. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
For a further discussion of the Procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.
Valuation Techniques
Our valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, we will utilize alternative approaches such as broker quotes or manual prices. We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investment in Jocassee
We estimate the fair value of our joint venture investment in Jocassee Partners LLC, or Jocassee, using the net asset value of Jocassee and our ownership percentage. The net asset value of Jocassee is determined in accordance with the specialized accounting guidance for investment companies.
Valuation of Investment in Thompson Rivers
We estimate the fair value of our investment in Thompson Rivers LLC using the net asset value of Thompson Rivers LLC and our ownership percentage. The net asset value of Thompson Rivers LLC is determined in accordance with the specialized accounting guidance for investment companies.

Valuation of Investments in MVC Private Equity Fund LP
We estimate the fair value of our investments in MVC Private Equity Fund LP using the net asset value of MVC Private Equity Fund LP and our ownership percentage. The net asset value of MVC Private Equity Fund LP is determined in accordance with the specialized accounting guidance for investment companies.
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
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2020 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
No action will be required on the part of a registered common stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered common stockholder may elect to receive an entire dividend in cash by notifying Computershare, Inc., the “Plan Administrator” and our transfer agent and registrar, in writing so that such notice is received by the Plan Administrator no later than three days prior to the payment date fixed by the Board for the dividend. The Plan Administrator will set up an account for shares acquired through the plan for each common stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a common stockholder participating in the plan, received in writing not less than three days prior to the payment date, the Plan Administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those common stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.
We intend to use primarily newly issued shares to implement the plan, so long as our shares are trading at or above net asset value. If our shares are trading below net asset value, we intend to purchase shares in the open market in connection with our implementation of the plan. If we use newly issued shares to implement the plan, the number of shares to be issued to a common stockholder is determined by dividing the total dollar amount of the dividend payable to such common stockholder by the market price per share of our common stock at the close of regular trading on the NYSE on the dividend payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, at the average of their reported bid and asked prices. If we purchase shares in the open market to implement the plan, the number of shares to be received by a common stockholder is determined by dividing the total dollar amount of the dividend payable to such common stockholder by the average price per share for all shares purchased by the Plan Administrator in the open market in connection with the dividend. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our common stockholders have been tabulated.
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

Employees
We do not currently have any employees and do not expect to have any employees. The services necessary for our business are provided by individuals who are employees of Barings, pursuant to the terms of the Amended and Restated Advisory Agreement and our Administration Agreement. Each of our executive officers is an employee of Barings and our day-to-day investment activities are managed by Barings.
Management Agreements
On August 2, 2018, we entered into the Original Advisory Agreement and the Administration Agreement with Barings, an investment adviser registered under the Advisers Act. Our then-current board of directors unanimously approved the Original Advisory Agreement at an in-person meeting on March 22, 2018. Our stockholders approved the Original Advisory Agreement at the 2018 Special Meeting. In connection with the MVC Acquisition, we entered into the Amended and Restated Advisory Agreement on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The Amended and Restated Advisory Agreement was approved on September 9, 2020 by the then-current Board, including a majority of the directors on the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or Barings. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021.
Investment Advisory Agreement
Pursuant to the Amended and Restated Advisory Agreement, Barings manages our day-to-day operations and provides us with investment advisory services. Among other things, Barings (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of our investments; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services we may, from time to time, reasonably require for the investment of its funds.
The Amended and Restated Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Barings, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings (collectively, the "IA Indemnified Parties"), are entitled to indemnification from us for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of any actions or omissions or otherwise based upon the performance of any of Barings' duties or obligations under the Amended and Restated Advisory Agreement or otherwise as our investment adviser. Barings' services under the Amended and Restated Advisory Agreement are not exclusive, and Barings is generally free to furnish similar services to other entities so long as its performance under the Amended and Restated Advisory Agreement is not adversely affected.
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
Under the Amended and Restated Advisory Agreement, we pay Barings (i) a base management fee (the "Base Management Fee") and (ii) an incentive fee (the "Incentive Fee") as compensation for the investment advisory and management services it provides us thereunder.

Pre-January 1, 2021 Base Management Fee
For the period from January 1, 2020 through December 31, 2020, the Base Management Fee was calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.375%. The annual rate of the Base Management Fee was 1.0% for the period from August 2, 2018 through December 31, 2018, and was 1.125% for the period commencing on January 1, 2019 through December 31, 2019.
The Base Management Fee was payable quarterly in arrears on a calendar quarter basis. The Base Management Fee was calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter were appropriately pro-rated.
Post-December 31, 2020 Base Management Fee
Beginning January 1, 2021, the Base Management Fee will be calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.25%. The Base Management Fee is payable quarterly in arrears on a calendar quarter basis, and is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter will be appropriately pro-rated.
Pre-January 1, 2021 Incentive Fee
For the period from August 2, 2018 through December 31, 2020, under the Original Advisory Agreement, the Incentive Fee was comprised of two parts: (1) a portion based on our pre-incentive fee net investment income (the "Pre-2021 Income-Based Fee") and (2) a portion based on the net capital gains received on our portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year (the "Pre-2021 Capital Gains Fee").
The Pre-2021 Income-Based Fee was calculated as follows:
(i)For each quarter from and after August 2, 2018 through December 31, 2019 (the "Pre-2020 Period"), the Pre-2021 Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter for which such fees were being calculated. In respect of the Pre-2020 Period, "Pre-Incentive Fee Net Investment Income" meant interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the relevant calendar quarter, minus our operating expenses for such quarter (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(ii)For each quarter beginning on and after January 1, 2020 (the "Post-2019 Period"), the Pre-2021 Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and the eleven preceding calendar quarters (or such fewer number of preceding calendar quarters counting each calendar quarter beginning on or after January 1, 2020) (each such period referred to as the "Pre-2021 Trailing Twelve Quarters") for which such fees were being calculated and was payable promptly following the filing of the Company’s financial statements for such quarter. In respect of the Post-2019 Period, "Pre-Incentive Fee Net Investment Income" meant interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the relevant Pre-2021 Trailing Twelve Quarters, minus our operating expenses for such Pre-2021 Trailing Twelve Quarters (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee) divided by the number of quarters that comprise the relevant Pre-2021 Trailing Twelve Quarters. Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(iii)Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less senior securities constituting indebtedness and preferred stock) at the end of the calendar quarter for which such fees were being calculated, was compared to a "hurdle rate", expressed as a rate of return on the value of our net assets at the end of the most recently completed calendar quarter, of 2% per quarter (8% annualized). We paid Barings the Pre-2021 Income-Based Fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
(1)(a) With respect to the Pre-2020 Period, no Pre-2021 Income-Based Fee for any calendar quarter in which our Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) did not exceed the hurdle rate;
(b) With respect to the Post-2019 Period, no Pre-2021 Income-Based Fee for any calendar quarter in which our Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) did not exceed the hurdle rate;
(2)(a) With respect to the Pre-2020 Period, 100% of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeded the hurdle rate but was less than 2.5% (10% annualized) (the "Pre-2020 Catch-Up Amount"). The Pre-2020 Catch-Up Amount was intended to provide Barings with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) when our Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) reached 2% per quarter (8% annualized);
(b) With respect to the Post-2019 Period, 100% of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeded the hurdle rate but was less than 2.5% (10% annualized) (the "Post-2019 Catch-Up Amount"). The Post-2019 Catch-Up Amount was intended to provide Barings with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) when our Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) reached 2% per quarter (8% annualized);
(3)(a) With respect to the Pre-2020 Period, 20% of the amount of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for such quarter, if any, that exceeded the Pre-2020 Catch-Up Amount; and
(b) With respect to the Post-2019 Period, 20% of the amount of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeded the Post-2019 Catch-Up Amount.
However, with respect to the Post-2019 Period, the Pre-2021 Income-Based Fee paid to Barings would in no event be in excess of the Pre-2021 Incentive Fee Cap. With respect to the Post-2019 Period, the "Pre-2021 Incentive Fee Cap" for any quarter was an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Pre-2021 Trailing Twelve Quarters minus (b) the aggregate Pre-2021 Income-Based Fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Pre-2021 Trailing Twelve Quarters.
Cumulative Net Return meant (x) the aggregate net investment income in respect of the relevant Pre-2021 Trailing Twelve Quarters minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Pre-2021 Trailing Twelve Quarters. If, in any quarter, the Pre-2021 Incentive Fee Cap was zero or a negative value, we paid no Pre-2021 Income-Based Fee to Barings for such quarter. If, in any quarter, the Pre-2021 Incentive Fee Cap for such quarter was a positive value but was less than the Pre-2021 Income-Based Fee that was payable to Barings for such quarter (before giving effect to the Pre-2021 Incentive Fee Cap) calculated as described above, we paid a Pre-2021 Income-Based Fee to Barings equal to the Pre-2021 Incentive Fee Cap for such quarter. If, in any quarter, the Pre-2021 Incentive Fee Cap for such quarter was equal to or greater than the Pre-2021Income-Based Fee that was payable to Barings for such quarter (before giving effect to the Pre-2021 Incentive Fee Cap) calculated as described above, we paid a Pre-2021 Income-Based Fee to Barings equal to the Pre-2021 Income-Based Fee calculated as described above for such quarter without regard to the Pre-2021 Incentive Fee Cap.
Net Capital Loss in respect of a particular period meant the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.
The Pre-2021 Capital Gains Fee was determined and payable in arrears as of the end of each calendar year, commencing with the calendar year ended on December 31, 2018, and was calculated at the end of each applicable year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount was positive at the end of such year, then the Pre-2021 Capital Gains Fee payable for such year was equal to 20% of such amount, less the cumulative aggregate amount of Pre-2021 Capital Gains Fees paid in all prior years. If such amount was negative, then there was no Pre-2021 Capital Gains Fee payable for such year.
Post-December 31, 2020 Incentive Fee
Beginning January 1, 2021, the Incentive Fee continues to consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. Under the Amended and Restated Advisory Agreement, a portion of the Incentive Fee is based on our income (the “ Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee ”), each as described below:
(i) The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Quarters. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 2.0% (8% annualized) by the aggregate of our net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. For this purpose, under the Amended and Restated Advisory Agreement, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Income-Based Fee and the Capital Gains Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Income-Based Fee for each quarter is as follows:

(A) No Income-Based Fee will be payable to Barings in any calendar quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Amount;
(B) 100% of our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.5% (10% annualized) by our net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide Barings with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Quarters; and
(C) For any quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Income-Based Fee shall equal 20% of the amount of our Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Hurdle Amount and Catch-Up Amount will have been achieved.
Subject to the Incentive Fee Cap described below, the amount of the Income-Based Fee that will be paid to Barings for a particular quarter will equal the excess of the aggregate Income-Based Fee so calculated less the aggregate Income-Based Fees that were paid to Barings in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.
(ii) The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that were paid to Barings in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no Income-Based Fee to Barings in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Income-Based Fee calculated in accordance with paragraph (i) above, we will pay Barings the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Income-Based Fee calculated in accordance with paragraph (i) above, we will pay Barings the Income-Based Fee for such quarter.
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses on our assets, whether realized or unrealized, in such period and (ii) aggregate capital gains or other gains on our assets (including, for the avoidance of doubt, the value ascribed to any credit support arrangement in our financial statements even if such value is not categorized as a gain therein), whether realized or unrealized, in such period.
(iii) The second part of the Incentive Fee (the “Capital Gains Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Amended and Restated Advisory Agreement), commencing with the calendar year ended on December 31, 2018, and is calculated at the end of each applicable year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the calendar year ended on December 31, 2018. If such amount is negative, then there is no Capital Gains Fee payable for such year. If this Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

Under the Amended and Restated Advisory Agreement, the "cumulative aggregate realized capital gains" are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.
The "cumulative aggregate realized capital losses" are calculated as the sum of the differences, if negative, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.
The "aggregate unrealized capital depreciation" is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.
Under the Amended and Restated Advisory Agreement, the “accreted or amortized cost basis of an investment” shall mean the accreted or amortized cost basis of such investment as reflected in our financial statements.
Payment of Company Expenses
Under the Amended and Restated Advisory Agreement, all investment professionals of Barings and its staff, when and to the extent engaged in providing services required to be provided by Barings under the Amended and Restated Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Barings and not by us, except that all costs and expenses relating to our operations and transactions, including, without limitation, those items listed in the Amended and Restated Advisory Agreement, will be borne by us.
Duration and Termination of Amended and Restated Advisory Agreement
The Amended and Restated Advisory Agreement has an initial term of two years, or until December 23, 2022. Thereafter, it will continue automatically for successive annual periods, so long as such continuance is specifically approved at least annually by (A) the vote of the Board, or by the vote of a majority of our outstanding voting securities and (B) the vote of a majority of our independent directors in accordance with the requirements of the 1940 Act. The Amended and Restated Advisory Agreement will automatically terminate in the event of its “assignment,” as such term is defined under the 1940 Act, and may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of our outstanding voting securities, (ii) by the vote of the Board, or (iii) by Barings.
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
We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. The costs and expenses incurred by Barings on our behalf under the Administration Agreement include, but are not limited to:

•the allocable portion of Barings' rent for our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;
•the allocable portion of the salaries, bonuses, benefits and expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the time spent by such personnel in connection with performing administrative services for us under the Administration Agreement;
•the actual cost of goods and services used for us and obtained by Barings from entities not affiliated with us, which is reasonably allocated to us on the basis of assets, revenues, time records or other methods conforming with generally accepted accounting principles;
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
The Administration Agreement will continue automatically for successive annual periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by Barings, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
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
•We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by the Board. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “—Valuation Process and Determination of Net Asset Value” above.
•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2018,

2019 and 2020 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have wholly-owned taxable subsidiaries, or the Taxable Subsidiaries, which hold a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain interests in portfolio companies that are organized as partnerships or limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in partnerships or LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.
•Our ability to use leverage as a means of financing our portfolio of investments is limited.
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
•We are required to comply with the provisions of the 1940 Act applicable to business development companies.
As a BDC, we are required to have a majority of directors who are not “interested persons" under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bonding and investment custody arrangements. See “Regulation of Business Development Companies” below.
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
Senior Securities
The Small Business Credit Availability Act (“SBCAA”), which was signed into law in March 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act decreased to 150% from 200%. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A.— Risk Factors Risks Relating to Our Business and Structure — Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability” included in this Annual Report on Form 10-K.

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
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. Barings' existing Exemptive Relief permits us and Barings' affiliated private funds and SEC-registered funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.

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
•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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

For purposes of our discussion, a “U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (ii) it has a valid election in place to be treated as a U.S. person.
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
In order to qualify for tax treatment as a RIC for U.S. federal income tax purposes, we must, among other things:
•meet the Annual Distribution Requirement;
•qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.
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
In order to meet the 90% Income Test, we utilize the Taxable Subsidiaries, and in the future may establish additional such corporations, to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through the Taxable Subsidiaries generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.
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
Available Information
We intend to make this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.baringsbdc.com) without charge as soon as reasonably practicable following our filing of such reports with the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any statements in this Annual Report on Form 10-K or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Barings BDC, Inc., 300 South Tryon Street, Suite 2500 Charlotte, North Carolina 28202. The SEC maintains an Internet site at www.sec.gov that contains our periodic and current reports, proxy and information statements and our other filings.

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
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.
•We are dependent upon Barings’ access to its investment professionals for our success.
•Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•There are potential conflicts of interest, including the management of other investment funds and accounts by Barings, which could impact our investment returns.
•The fee structure under the Amended and Restated Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
•Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
•Our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
•Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability.
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value, and may trade at premiums that may prove to be unsustainable.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board. Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by the Board based on input from Barings, independent third-party valuation firms and our audit committee. See "Item 1. Business – Valuation Process and Determination of Net Asset Value" included in this Annual Report on Form 10-K for a detailed description of our valuation process.
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
Our executive officers and the members of Barings' investment committee, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition, Barings' investment team has responsibilities for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to our and our stockholders' interests. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings will devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the Amended and Restated Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
Barings may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping investment objectives with ours. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings if such investment is prohibited by the 1940 Act, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
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
As of March 23, 2021, Barings, our external investment adviser, beneficially owns approximately 20.9% of our outstanding common stock. As a result, Barings may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as Barings may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
Barings, its investment committee, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
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
Our ability to enter into transactions with Barings and its affiliates is restricted.
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, 5.0% or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases or sales of assets or joint transactions with the BDC’s officers and directors, and investment adviser, including funds managed by the investment adviser and its affiliates.
BDCs may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the BDC and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s investment adviser, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. Pursuant to the Exemptive Relief, we are generally permitted to co-invest with funds affiliated with Barings if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
In situations where co-investment with other affiliated funds or accounts is not permitted or appropriate, Barings will need to decide which account will proceed with the investment in accordance with its allocation policies and procedures. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings if such investment is prohibited by the 1940 Act. These restrictions, and similar restrictions that limit our ability to transact business with our officers or directors or their affiliates, including funds managed by Barings, may limit the scope of investment opportunities that would otherwise be available to us.
We are subject to risks associated with investing alongside other third parties, including our joint ventures.
We have invested in joint ventures, and may invest in additional or different joint ventures alongside third parties through partnerships, joint ventures or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
More specifically, joint ventures involve a third party that has approval rights over certain activities of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowings by the joint venture is not included when calculating our total borrowings and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
The fee structure under the Amended and Restated Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
On December 23, 2020, we entered into the Amended and Restated Advisory Agreement, which became effective on January 1, 2021. Pursuant to the Amended and Restated Advisory Agreement, the base management fee will be payable even if the value of your investment declines. The base management fee is calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage (but excluding cash or cash equivalents ). Accordingly, the base management fee is payable regardless of whether the value of our gross assets and/or your investment has decreased during the then-current quarter and creates an incentive for Barings to incur leverage, which may not be consistent with our stockholders’ interests.
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

Barings' liability is limited under the Amended and Restated Advisory Agreement, and we are required to indemnify Barings against certain liabilities, which may lead Barings to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to the Amended and Restated Advisory Agreement, Barings and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings will not be liable to us, and we have agree to indemnify them, for their acts under the Amended and Restated Advisory Agreement, absent fraud, willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead Barings to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Barings is able to resign as our investment adviser and/or our administrator upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Pursuant to the Amended and Restated Advisory Agreement, Barings has the right to resign as our investment adviser upon 60 days' written notice, whether a replacement has been found or not. Similarly, Barings has the right under the Administration Agreement to resign upon 60 days’ written notice, whether a replacement has been found or not. If Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
Our long-term ability to fund new investments and make distributions to our stockholders could be limited if we are unable to renew, extend, replace or expand our current borrowing arrangements, or if financing becomes more expensive or less available.
There can be no guarantee that we will be able to renew, extend, replace or expand our current borrowing arrangements on terms that are favorable to us, if at all. Our ability to obtain replacement financing will be constrained by then-current economic conditions affecting the credit markets. Our inability to renew, extend, replace or expand these borrowing arrangements could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify for tax treatment as a RIC under the Code.
Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
Our business will require capital to operate and grow. In the future, we may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities." As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:
•Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be prohibited from declaring a dividend or making any distribution to stockholders or repurchasing our shares until such time as we satisfy this test.
•Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common stockholders.

•Our current indebtedness is, and it is likely that any securities or other indebtedness we may issue will be, governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
•We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities and other indebtedness.
•Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
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
We generally seek approval from our stockholders so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at an annual meeting of stockholders held on April 30, 2020, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on April 30, 2021.
Our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders' equity, minimum obligators’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
Our continued compliance with the covenants under these financing agreements depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants or otherwise default under one of our financing arrangements could result in foreclosure by the lenders thereunder, which would accelerate our repayment obligations under the financing arrangement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability.
As part of our business strategy, we borrow under financing agreements with certain banks, and in the future may borrow money and issue debt securities to banks, insurance companies and other lenders. Our obligations under these arrangements are or may be secured by a material portion of our assets. As a result, these lenders are or may have claims that are superior to the claims of our common stockholders, and have or may have fixed-dollar claims on our assets that are superior to the claims of our stockholders. Also, if the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
Because we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments than they would have absent such additional leverage and, accordingly, may have a material adverse effect on our operating results. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, our interest earning investments accrue and pay interest at variable rates, and our interest-bearing liabilities accrue interest at variable or potentially fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2020 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2020, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2020(1)	(27.0)%	(15.3)%	(3.6)%	8.1%	19.8%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2020(2)	(35.7)%	(20.5)%	(5.4)%	9.6%	24.8%
(1) Assumes $1,677.0 million in total assets, $946.2 million in debt outstanding, $717.8 million in net assets and an average cost of funds of 2.725%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2020. The assumed amount of debt outstanding for this example includes $719.7 million of outstanding borrowings under the February 2019 Credit Facility as of December 31, 2020, $50.0 million aggregate principal amount of August 2025 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $175.0 million aggregate principal amount of November Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, and assumed additional borrowings of $1.5 million to settle our payable from unsettled transactions as of December 31, 2020.
(2) Assumes $2,168.0 million in total assets, $1,435.6 million in debt outstanding and $717.8 million in net assets as of December 31, 2020, and an average cost of funds of 2.725%, which was the weighted average borrowing cost of our borrowings at December 31, 2020.

Based on our total outstanding indebtedness of $944.7 million as of December 31, 2020, assumed additional borrowings of $1.5 million to settle our payable from unsettled transactions as of December 31, 2020 and an average cost of funds of 2.725%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2020, our investment portfolio must experience an annual return of at least 1.54% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $1,435.6 million calculated assuming a 150% asset coverage ratio and an average cost of funds of 2.725%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2020, our investment portfolio must experience an annual return of at least 1.80% to cover annual interest payments on our outstanding indebtedness.
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
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.
We have elected to be treated as a RIC under the Code, which generally will allow us to avoid being subject to corporate-level U.S. federal income tax. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, or ICTI, if any. We will be subject to a 4.0% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities, provided such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, compliance with the covenants under our financing agreements and any debt securities we may issue and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.
Some of the above-described risks may also inhibit our ability to make required interest payments to holders of any debt securities we may issue, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties or trigger cross-default provisions under the terms of our debt agreements.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with contractual PIK interest or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as PIK interest. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes.
Because any original issue discount or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise debt or additional equity capital or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Because we intend to distribute substantially all of our income to our stockholders to maintain our tax treatment as a RIC, we will continue to need additional capital to finance our growth.
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
In February 2019, pursuant to authorization from our Board, we adopted the share repurchase plan (the "2019 Share Repurchase Plan") for the purpose of repurchasing in 2019 up to a maximum of 5.0% of our outstanding shares of our common stock on the open market. Under the 2019 Share Repurchase Plan, we could repurchase a maximum of 2.5% of the amount of shares of our common stock outstanding if shares traded below net asset value per share but in excess of 90% of net asset value per share; and a maximum of 5.0% of the amount of shares of our common stock outstanding if shares traded below 90% of net asset value per share. We were not obligated to repurchase any specific number or dollar amount of our common stock under the 2019 Share Repurchase Plan, and we could modify, suspend or discontinue the 2019 Share Repurchase Plan at any time. During the year ended December 31, 2019, we repurchased a total of 2,333,261 shares of our common stock in the open market under the 2019 Share Repurchase Plan at an average price of $10.01 per share, including broker commissions.
On February 27, 2020, the Board approved an open-market share repurchase program for the 2020 fiscal year (the "2020 Share Repurchase Program"). Under the 2020 Share Repurchase Program, we were authorized during fiscal year 2020 to repurchase up to a maximum of 5.0% of the amount of shares outstanding as of February 27, 2020 if shares traded below net asset value per share, subject to liquidity and regulatory constraints. There was no assurance that we would purchase shares at any specific discount levels or in any specific amounts. During the year ended December 31, 2020, we repurchased a total of 989,050 shares of our common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.21 per share, including broker commissions.

On December 23, 2020, as part of the MVC Acquisition, the Board affirmed its commitment under the Merger Agreement to open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of our quarterly report on Form 10-Q for the quarter ending March 31, 2021 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements.
There can be no assurance that any future share repurchases will occur, or, if they occur, that they will enhance stockholder value. In addition, any future share repurchases could have a material adverse effect on our business for the following reasons:
•Repurchases may not prove to be the best use of our cash resources.
•Repurchases will diminish our cash reserves, which could impact our ability to finance future growth and to pursue possible future strategic opportunities.
•We may incur debt in connection with our business in the event that we use other cash resources to repurchase shares, which may affect the financial performance of our business during future periods or our liquidity and the availability of capital for other needs of the business.
•Repurchases could affect the trading price of our common stock or increase its volatility and may reduce the market liquidity for our stock.
•Repurchases may not be made at the best possible price and the market price of our common stock may decline below the levels at which we repurchased shares of common stock.
•Any suspension, modification or discontinuance of any future share repurchase plan could result in a decrease in the trading price of our common stock.
•Repurchases may make it more difficult for us to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render our taxable income subject to corporate-level U.S. federal income taxes.
•Repurchases may cause our non-compliance with covenants under our financing agreements, which could have an adverse effect on our operating results and financial condition.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition and results of operations.
Our business depends on the communications and information systems of Barings, its affiliates and our or Barings' third-party service providers. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our or Barings’ business activities. Our or Barings’ financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. Among other things, there could be sudden electrical or telecommunications outages, natural disasters, disease pandemics, events arising from local or larger scale political or social matters and/or cyber-attacks, any one or more of which could have a material adverse effect on our business, financial condition and operating results and negatively affect the market price of our common stock.

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
In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. In addition, stockholder activism, which could take many forms or arise in a variety of situations, including making public demands that we consider strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists' representatives or others to the Board, has increased in the BDC space in recent years. For example, we and certain of our former executive officers have been named defendants in a class-action lawsuit asserting claims under Section 10(b) and Section 20(a) of the Exchange Act, and, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of further securities litigation or stockholder activism. See “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K for more information. Securities litigation and stockholder activism, including potential proxy contests, may result in substantial costs and divert management’s and the Board's attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult for Barings to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
We may be unable to realize the benefits anticipated by the MVC Acquisition, including estimated cost savings, or it may take longer than anticipated to realize such benefits.
The realization of certain benefits anticipated as a result of the MVC Acquisition will depend in part on the integration of MVC’s investment portfolio with our portfolio and the integration of MVC’s business with our business. There can be no assurance that MVC’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may divert attention from the day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of MVC’s investment portfolio to perform as expected, could have a material adverse effect on our financial results.
We also expect to achieve certain cost savings from the MVC Acquisition when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. If the estimates turn out to be incorrect or if we are not able to successfully combine MVC’s investment portfolio or business with our operations, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.
Risks Relating to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
Our portfolio consists primarily of senior secured private, middle-market debt and equity investments. Investing in private and middle-market companies involves a number of significant risks. Among other things, these companies:
•may have limited financial resources to meet future capital needs and thus may be unable to grow or meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentration than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. We rely on the ability of Barings' investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If Barings is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose all or part of our investment.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
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
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
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
The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even if we structure an investment as a senior loan, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.
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
Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of covenant-lite loans, or “Covenant-Lite Loans.” A significant portion of the loans in which we may invest or get exposure to through our investments may be deemed to be Covenant-Lite Loans and it is possible that such loans may comprise a majority of our portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We have and may continue to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. For further detail, see “Item 1. —
Business — Regulation of Business Development Companies” included in this Annual Report on Form 10-K.

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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or industry in which it operates. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements under the Code and certain investment diversification requirements under our financial agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
We generally will not control our portfolio companies.
We do not, and do not expect to, control most of our portfolio companies, even though we or Barings may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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
Our investments in asset-backed securities are subject to additional risks.
Asset-backed securities often involve risks that are different from or more acute than risks associated with other types of debt instruments. For instance, asset-backed securities may be particularly sensitive to changes in prevailing interest rates. In addition, the underlying assets may be subject to prepayments that shorten the securities' weighted average maturity and may lower their return. Asset-backed securities are also subject to risks associated with their structure and the nature of the assets underlying the security and the servicing of those assets. Payment of interest and repayment of principal on asset-backed securities is largely dependent upon the cash flows generated by the assets backing the securities. Certain asset-backed securities are supported by letters of credit, surety bonds or other credit enhancements. However, if many borrowers on the underlying assets default, losses could exceed the credit enhancement level and result in losses to investors, such as the Company. The values of asset-backed securities may be substantially dependent on the servicing of the underlying asset pools, and are therefore subject to risks associated with the negligence by, or defalcation of, their servicers. Furthermore, debtors may be entitled to the protection of a number of state and federal consumer credit laws with respect to the assets underlying these securities, which may give the debtor the right to avoid or reduce payment.
Risks Relating to Our Securities
Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value, and may trade at premiums that may prove to be unsustainable.
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value, and may trade at premiums that may prove to be unsustainable. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of December 31, 2020, the closing price of our common stock on the NYSE was $9.20 per share, an approximately 16.3% discount to our net asset value per share as of December 31, 2020.
In addition, at times when our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Any such sale would be dilutive to the net asset value per share of our common stock. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. Pursuant to approval granted at an annual meeting of stockholders held on April 30, 2020, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on April 30, 2021.
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
Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs ;
•inability to obtain certain exemptive relief from the SEC;
•loss of RIC tax treatment;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;
•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•conversion features of subscription rights, warrants or convertible debt;
•loss of a major funding source;
•fluctuations in interest rates;
•the operating performance of companies comparable to us;
•departure of Barings' or any of its affiliates' key personnel;
•proposed, or completed, offerings of our securities, including classes other than our common stock;
•global or national credit market changes; and
•general economic trends and other external factors.
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
Pursuant to approval granted at an annual meeting of stockholders held on April 30, 2020, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on April 30, 2021.
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
We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock and/or debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.
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
In addition, due to the asset coverage and net asset value tests applicable to us as a BDC and under covenants under our financing agreements, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See “Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Policy” of this Annual Report on Form 10-K for further discussion of distributions.

The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our current debt including the August 2025 Notes, the November Notes and the February Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K), and any future debt we may issue, which may cause a default under the terms of the relevant debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
If you are holding debt securities issued by us and such securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if you are holding debt securities issued by us and such securities are subject to mandatory redemption, we may be required to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.
Subject to the terms of the August 2020 NPA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), we may redeem the August 2025 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. Subject to the terms of the November 2020 NPA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), we may redeem the Series B Notes and the Series C Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, with respect to the Series B Notes, or on or before May 4, 2027, with respect to the Series C Notes, a make-whole premium. Subject to the terms of the February 2021 NPA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K), we may redeem the Series D Notes and the Series E Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, with respect to the Series D Notes, or on or before August 26, 2027, with respect to the Series E Notes, a make-whole premium.
If we choose to redeem any of the August 2025 Notes, the November Notes or the February Notes when the fair market value of the August 2025 Notes, the November Notes or the February Notes is above par value, you would experience a loss of any potential premium.
We may not be able to prepay the August 2025 Notes, the November Notes or the February Notes upon a change in control.
The note purchase agreements governing the August 2025 Notes, the November Notes and the February Notes require us to offer to prepay all of the issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of the notes may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.
In the future, we may attempt to increase our capital resources by making offerings of additional debt securities or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock subject to the restrictions of the 1940 Act. Upon a liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us. In addition, proceeds from a sale of common stock will likely be used to increase our total assets or to pay down our borrowings, among other uses. This would increase our asset coverage ratio and permit us to incur additional leverage under rules pertaining to BDCs by increasing our borrowings or issuing senior securities such as preferred stock or debt securities.
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
In addition, in order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of the aggregate declared dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock other than in connection with our dividend reinvestment plan.
A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding unsecured notes, or change in the debt markets could cause the liquidity or market value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the August 2020 NPA, the November 2020 NPA and the February 2021 NPA. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rates of the November Notes and the February Notes are subject to increase in the event that a Below Investment Grade Event (as defined in relevant note purchase agreement) occurs, which risk is increased as a result of the impact of the COVID-19 pandemic. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
General Risk Factors
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
In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union. The United Kingdom formally left the European Union on January 31, 2020, and the United Kingdom reached the end of the transition period in December 2020. There will likely continue to be considerable uncertainty as to the United Kingdom's post-transition and post-withdrawal framework, in particular as to the arrangements which will apply to its relationships with the European Union and with other countries. The new Trade and Cooperation Agreement reached between the European Union and United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. This process and/or the uncertainty associated with it may adversely affect the return on investments economically tied to the United Kingdom or European Union (including investments made pursuant to the European Direct Lending strategy). This may be due to, among other things: (i) increased uncertainty and volatility in the United Kingdom, European Union and other financial markets; (ii) fluctuations in asset values; (iii) fluctuations in exchange rates; (iv) increased illiquidity of investments located, listed or traded within the United Kingdom, the European Union or elsewhere; (v) changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or (vi) changes in legal and regulatory regimes to which our investments are or become subject.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Given the volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of the loans we originate and/or fund, which may adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, significant changes in the capital markets, including instances of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so, and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at an annual meeting of stockholders held on April 30, 2020, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on April 30, 2021.
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
Terrorist attacks, acts of war, national disasters, outbreaks or pandemics may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, national disasters, outbreaks or pandemics may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19. Since the initial outbreak of COVID-19 in December 2019, a large and growing number of cases have been confirmed around the world. The COVID-19 outbreak has resulted in numerous deaths and the imposition of both local and more widespread “work from home” and other quarantine measures, border closures and other travel restrictions, causing social unrest and commercial disruption on a global scale. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.
The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross-border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the underlying problems. In addition to these developments having adverse consequences in the businesses in which we invest, the operations of the Adviser (including those relating to the Company) have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on Barings personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest its investments and its ability to fulfill its investment objectives. Similar consequences could arise with respect to other comparable infectious diseases. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
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
There have been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our subsidiaries and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint alleged certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding our business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019, the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. The plaintiff filed its opening brief with the United States Court of Appeals for the Fourth Circuit on January 6, 2020. The defendants filed their response brief on February 28, 2020, and the plaintiff filed its reply brief on March 27, 2020. The United States Court of Appeals for the Fourth Circuit heard oral argument on the appeal on December 9, 2020. On February 22, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the court’s September 20, 2019 order dismissing the action with prejudice.
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “BBDC.” As of March 23, 2021, there were approximately 107 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
	Amount	% of Total	Amount	% of Total
Ordinary income	$0.65	100.0%	$0.54	100.0%
Total reported on IRS Form 1099-DIV	$0.65	100.0%	$0.54	100.0%
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
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and our website, as well as send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
Distribution Policy
We generally intend to make distributions on a quarterly basis to our stockholders of substantially all of our income. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the calendar year, and (iii) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90.0% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We may retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We may make deemed distributions to our stockholders of any retained net capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. Please refer to “Business — Material U.S. Federal Income Tax Considerations” included in Item 1 of Part I of this Annual Report on Form 10-K for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratio and related requirements stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings or financing arrangements. See “Business — Regulation of Business Development Companies” included in Item 1 of Part I of this Annual Report on Form 10-K.
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
Our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and by the terms of any of our borrowings or financing arrangements. For a more detailed discussion, see “Business — Regulation of Business Development Companies” included in Item 1 of Part I of this Annual Report on Form 10-K.

Sales of Unregistered Securities
We did not sell any securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Issuer Purchases of Equity Securities
During the three months ended December 31, 2020, in connection with our dividend reinvestment plan for our common stockholders, we directed the Plan Administrator to purchase 31,890 shares of our common stock for an aggregate of $286,718 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on November 9, 2020.
Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index, the NYSE Composite Index and the Wells Fargo Business Development Company Index for the five years ended December 31, 2020. This comparison assumes $100.00 was invested in our common stock (or that of Triangle Capital Corporation ("TCAP"), prior to the Transactions) at the closing price of our common stock on December 31, 2015 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Barings BDC, Inc., the Nasdaq Composite Index, the NYSE Composite Index
and the Wells Fargo Business Development Company Index

$300
$250
$200
$150
$100
$50
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
Barings BDC, Inc
NYSE Composite Index
Nasdaq Composite Index
Wells Fargo Business Development Company Index

	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17
Barings BDC, Inc.	100.00	110.73	106.79	111.01	105.86	112.83	106.79	89.46	61.35
NASDAQ Composite Index	100.00	97.57	97.34	107.09	108.87	119.89	124.89	132.46	141.13
NYSE Composite Index	100.00	101.33	104.90	107.91	111.94	117.07	120.65	125.98	132.90
Wells Fargo Business Development Company Index	100.00	103.86	107.97	117.94	124.90	133.86	129.97	130.05	126.65

	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
Barings BDC, Inc.	73.78	76.24	77.88	70.83	78.05	79.32	82.97	85.26
NASDAQ Composite Index	144.78	154.36	165.80	137.12	160.17	166.37	166.67	187.44
NYSE Composite Index	129.95	131.43	138.33	121.01	135.97	140.72	141.14	151.87
Wells Fargo Business Development Company Index	124.44	131.95	139.06	123.12	141.03	146.75	152.38	160.23

	3/31/20	6/30/20	9/30/20	12/31/20
Barings BDC, Inc.	63.11	68.31	70.18	82.28
NASDAQ Composite Index	161.28	211.20	234.93	271.64
NYSE Composite Index	113.22	131.58	141.33	162.49
Wells Fargo Business Development Company Index	92.95	119.28	123.67	145.87
(1)From December 31, 2015 to December 31, 2020.

Senior Securities Table of Barings BDC, Inc.
(dollar amounts in thousands, except per unit data)
Information about our senior securities is shown as of the dates indicated in the below table. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2020, is attached as an exhibit to this annual report on Form 10-K. In addition, the report of our former independent registered public accounting firm, Ernst & Young LLP, on the senior securities table as of December 31, 2016, is attached as an exhibit to this annual report on Form 10-K.

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
2019 Notes
2012	$69,000	$1,580	—	$25.92
2013	69,000	2,259	—	25.99
2014	69,000	2,215	—	25.74
December 2022 Notes
2012	80,500	1,580	—	25.03
2013	80,500	2,259	—	24.94
2014	80,500	2,215	—	25.05
2015	80,500	1,972	—	25.23
2016	80,500	2,124	—	25.15
2017	80,500	2,120	—	25.51
March 2022 Notes
2015	86,250	1,972	—	25.46
2016	86,250	2,124	—	25.58
2017	86,250	2,120	—	25.85
SBA-guaranteed debentures payable(6)
2011	224,238	2,397	—	N/A
2012	213,605	1,580	—	N/A
2013	193,285	2,259	—	N/A
2014	224,780	2,215	—	N/A
2015	224,968	1,972	—	N/A
2016	250,000	2,124	—	N/A
2017	250,000	2,120	—	N/A
May 2011 Credit Facility
2011	15,000	2,397	—	N/A
2012	—	1,580	—	N/A
2013	11,221	2,259	—	N/A
2014	62,620	2,215	—	N/A
2015	131,257	1,972	—	N/A
2016	127,011	2,124	—	N/A
2017	125,315	2,120	—	N/A
August 2018 Credit Facility(7)
2018	570,000	1,988	—	N/A
2019	107,200	1,851	—	N/A
February 2019 Credit Facility(8)
2019	245,288	1,851	—	N/A
2020	719,661	1,760	—	N/A
Debt Securitization
2019	318,210	1,851	—	N/A

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)

August 2025 Notes
2020	50,000	1,760	—	N/A
Series B Notes
2020	62,500	1,760	—	N/A
Series C Notes
2020	112,500	1,760	—	N/A
Total Senior Securities
2011	239,238	2,397	—	N/A
2012	363,105	1,580	—	N/A
2013	354,006	2,259	—	N/A
2014	436,900	2,215	—	N/A
2015	522,975	1,972	—	N/A
2016	543,761	2,124	—	N/A
2017	572,820	2,120	—	N/A
2018	570,000	1,988	—	N/A
2019	670,698	1,851	—	N/A
2020	944,661	1,760	—	N/A
(1)The information in the senior securities tables for 2017 - 2019 and for years prior to 2016 is unaudited. An independent registered public accounting firm has performed agreed-upon procedures related to the accuracy of the total amount outstanding exclusive of treasury securities as of December 31, 2017, 2018 and 2019 and the asset coverage per unit as of December 31, 2017, 2018 and 2019.
(2)Total amount of each class of senior securities outstanding at the end of the period presented.
(3)Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. All prior period ratios have been conformed with this current presentation.
(4)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(5)Average market value per unit for our unsecured notes issued in March 2012 due 2019 (the “2019 Notes”), our unsecured notes issued in October 2012 and November 2012 due 2022 (the “December 2022 Notes”) and our unsecured notes issued in February 2015 due 2022 (the “March 2022 Notes”) represent the average of the daily closing prices as reported on the NYSE for each security during 2012, 2013, 2014, 2015, 2016 and 2017, as applicable. Average market value per unit for our SBA-guaranteed debentures payable, our terminated credit facility initially entered into in May 2011 (the “May 2011 Credit Facility”), Barings BDC Senior Funding I, LLC's terminated credit facility initially entered into in August 2018 with Bank of America, N.A. (the "August 2018 Credit Facility"), the February 2019 Credit Facility, our $449.3 million term debt securitization in May 2019 (the “Debt Securitization”), the August 2025 Notes and the November Notes are not applicable because these senior securities are not registered for public trading.
(6)We have obtained exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures payable from the 200% asset coverage test under the Investment Company Act.
(7)The August 2018 Credit Facility was terminated at our election in June 2020.
(8)The remaining notes issued in connection with the Debt Securitization were repaid in full in October 2020.

Item 6. Selected Financial Data.
The selected financial data at and for the fiscal years ended December 31, 2016, 2017, 2018 and 2019 have been derived from our financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected financial data at and for the fiscal year ended December 31, 2020 has been derived from our financial statements that have been audited by KPMG LLP, an independent registered public accounting firm. You should read this selected financial and other data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto.

	Year Ended December 31,
	2016	2017	2018	2019	2020
	(Dollars and share amounts in thousands, except per share data)
Income statement data:
Investment income:
Total loan interest, fee and dividend income	$113,332	$122,290	$78,238	$75,638	$71,031
Interest income from cash	348	715	1,985	10	—
Total investment income	113,680	123,005	80,223	75,648	71,031
Operating expenses:
Interest and other financing fees	26,721	29,261	23,887	26,101	19,813
Base management fee	—	—	4,219	12,112	14,318
Compensation expenses	23,676	16,136	37,487	442	48
General and administrative expenses	4,406	5,370	16,178	6,441	5,794
Total operating expenses	54,803	50,767	81,771	45,096	39,973
Base management fee waived	—	—	(1,487)	—	—
Net operating expenses	54,803	50,767	80,284	45,096	39,973
Net investment income (loss) before taxes	58,877	72,238	(61)	30,552	31,058
Income taxes, including excise tax expense	—	—	—	—	70
Net investment income (loss) after taxes	58,877	72,238	(61)	30,552	30,988
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(2,414)	(3,683)	(130,870)	(3,798)	(38,302)
Affiliate investments	4,399	(3,980)	9,939	—	—
Control investments	—	(45,206)	(38,542)	—	—
Net realized gains (losses) on investments	1,985	(52,869)	(159,473)	(3,798)	(38,302)
Foreign currency transactions	—	1,269	1,081	(12)	13
Net realized gains (losses)	1,985	(51,600)	(158,392)	(3,810)	(38,289)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(9,080)	(65,786)	27,025	33,021	26,210
Affiliate investments	(5,473)	(7,356)	3,198	72	2,471
Control investments	(11,464)	27,547	24,387	—	30
Net unrealized appreciation (depreciation) on investments	(26,017)	(45,595)	54,610	33,093	28,711
Foreign currency transactions	(153)	(2,822)	(864)	(1,005)	(10,161)
Net unrealized appreciation (depreciation)	(26,170)	(48,417)	53,746	32,088	18,550
Net realized gains (losses) and and unrealized appreciation (depreciation) on investments and foreign currency transactions	(24,185)	(100,017)	(104,646)	28,278	(19,739)
Loss on extinguishment of debt	—	—	(10,507)	(297)	(3,089)
Benefit from (provision for) taxes	(436)	(871)	932	(341)	17
Net increase (decrease) in net assets resulting from operations	$34,256	$(28,650)	$(114,282)	$58,192	$8,177
Net investment income (loss) per share — basic and diluted	$1.62	$1.55	$—	$0.61	$0.64
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.94	$(0.62)	$(2.29)	$1.16	$0.17
Net asset value per common share	$15.13	$13.43	$10.98	$11.66	$10.99
Total dividends/distributions declared per share	$1.89	$1.65	$0.43	$0.54	$0.65
Weighted average number of shares outstanding — basic and diluted	36,405	46,498	49,897	50,185	48,575

	Year Ended December 31,
	2016	2017	2018	2019	2020
	(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$1,037,907	$1,016,284	$1,121,856	$1,173,644	$1,495,796
Cash	107,088	191,850	12,427	13,568	62,651
Foreign currencies	—	—	—	8,424	29,836
Interest and fees receivable	10,190	7,807	6,009	5,266	21,618
Prepaid expenses and other assets	1,660	1,855	2,732	1,112	2,015
Credit support agreement	—	—	—	—	13,600
Deferred income taxes	—	—	1,391	—	—
Deferred financing fees	2,700	5,186	252	5,366	4,111
Receivable from unsettled transactions	—	—	22,910	45,255	47,412
Property and equipment, net	106	81	—	—	—
Total assets	$1,159,651	$1,223,063	$1,167,577	$1,252,635	$1,677,039
Liabilities:
Accounts payable and accrued liabilities	$6,797	$9,863	$1,787	$1,501	$6,045
Interest payable	3,997	3,997	750	2,492	2,219
Taxes payable	490	796	301	—	—
Deferred income taxes	2,054	1,332	—	—	—
Administrative fees payable	—	—	507	400	675
Base management fees payable	—	—	2,732	3,267	3,413
Derivatives liabilities	—	—	—	24	1,337
Payable from unsettled transactions	—	—	28,533	4,924	1,549
Borrowings under credit facilities	127,012	156,071	570,000	352,488	719,661
Debt securitization	—	—	—	316,664	—
Notes	162,755	163,408	—	—	224,336
SBA-guaranteed debentures payable	245,390	246,321	—	—	—
Total liabilities	548,495	581,788	604,610	681,760	959,235
Net assets	611,156	641,275	562,967	570,875	717,804
Total liabilities and net assets	$1,159,651	$1,223,063	$1,167,577	$1,252,635	$1,677,039
Other data:
Weighted average yield on total investments (including non-accrual debt investments)	9.7%	8.5%	6.0%	5.8%	6.5%
Weighted average yield on total investments (excluding non-accrual debt investments)	10.2%	9.6%	6.0%	5.8%	6.4%
Number of portfolio companies	88	89	139	147	146
Expense ratios (as percentage of average net assets):
Base management fee (net), compensation and general and administrative expenses	5.0%	3.2%	9.0%	3.3%	3.9%
Interest and other financing fees	4.8	4.4	3.8	4.5	3.8
Total expenses, net of base management fee waived	9.8%	7.6%	12.8%	7.8%	7.7%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and (provision for) benefit from taxes, to average net assets	9.9%	7.7%	14.3%	7.9%	8.3%

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
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
MVC Capital, Inc. Acquisition
On December 23, 2020, we completed our acquisition of MVC Capital, Inc., a Delaware corporation (“MVC”) (the “MVC Acquisition”) pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Acquisition Sub”), and Barings LLC, our external investment adviser and our administrator (“Barings”). To effect the acquisition, Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First Merger”). Immediately thereafter, MVC merged with and into us, with us as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”).
Pursuant to the Merger Agreement, MVC stockholders received the right to the following merger consideration in exchange for each share of MVC common stock issued and outstanding immediately prior to the effective time of the First Merger (other than shares of MVC common stock issued and outstanding immediately prior to the effective time of the First Merger that were held by a subsidiary of MVC or held, directly or indirectly, by us or the Acquisition Sub), in accordance with the Merger Agreement: (i) an amount in cash from Barings, without interest, equal to $0.39492, and (ii) 0.9790836 shares of our common stock, which ratio gave effect to the Euro-dollar exchange rate adjustment mechanism in the Merger Agreement, plus cash in lieu of fractional shares. We issued approximately 17,354,332 shares of our common stock to MVC’s then-existing stockholders in connection with the Merger, thereby resulting in our then-existing stockholders owning approximately 73.4% of the combined company and MVC's then-existing stockholders owning approximately 26.6% of the combined company.
In connection with the MVC Acquisition, on December 23, 2020, following the closing of the Merger, we entered into (1) an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings, effective January 1, 2021, and (2) a credit support agreement (the “Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Business—MVC Capital, Inc. Acquisition” and “Business—Management Agreements – Investment Advisory Agreement” in Item 1 of Part I of this Annual Report on Form 10-K, as well as “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
In addition, in connection with the closing of the Merger, our board of directors (the “Board”) affirmed our commitment to open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of our quarterly report on Form 10-Q for the quarter ending March 31, 2021 and are expected to be made in accordance with a repurchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with the covenants in our borrowing arrangements, including under our $800 million senior secured revolving credit facility with ING Capital LLC (as amended, restated and otherwise modified from time to time, (the "February 2019 Credit Facility"), and certain other regulatory requirements.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings agreed to become our external investment adviser, we entered into an investment advisory agreement (the "Original Advisory Agreement") and an administration agreement (the "Administration Agreement") with Barings. In connection with the MVC Acquisition, we entered into the Amended and Restated Advisory Agreement on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. Under the terms of the Amended and Restated Advisory Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.
An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, pursuant to the terms of the Original Advisory Agreement) and the Administration Agreement. Under the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), the fees paid to Barings for managing our affairs are determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the 1940 Act.
Beginning in August 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has transitioned our portfolio to primarily senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act (the "Exemptive Relief") permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our syndicated senior secured loans generally bear interest between LIBOR plus 300 basis points and LIBOR plus 400 points. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, first lien private debt investments generally bear interest between LIBOR (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and LIBOR plus 650 basis points per annum. Our subordinated middle-market, private debt investments generally bear interest between LIBOR (or the applicable currency rate for investments in foreign currencies) plus 700 basis points and LIBOR plus 900 basis points per annum if floating rate, and between 8% and 15% if fixed rate. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind, or PIK, interest, which is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term.

As of December 31, 2020 and December 31, 2019, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 7.1% and 6.2%, respectively. The weighted average yield on the principal amount all of our outstanding investments (including equity and equity-linked investments and short-term investments but excluding non-accrual debt investments) was approximately 6.4% and 5.8% as of December 31, 2020 and December 31, 2019, respectively. The weighted average yield on the principal amount all of our outstanding investments (including equity and equity-linked investments, short-term investments and non-accrual debt investments) was approximately 6.5% and 5.8% as of December 31, 2020 and December 31, 2019, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees globally working remotely while maintaining service levels to our partners and clients. In the U.S., the firm’s global headquarters in Charlotte reopened in June 2020; currently, all other offices in the U.S. remain closed. In Europe, the majority of Barings' office locations are currently closed while in Asia all offices remain open. Barings has established a return-to-office taskforce that continues to plan for the safe return of employees to all office locations when the global situation allows. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
While we have been carefully monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, we have continued to fund our existing debt commitments. In addition, we have continued to make and originate, and expect to continue to make and originate, new loans.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. We are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies could experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments. If we restructure a portfolio investment included in the borrowing base under the February 2019 Credit Facility in certain ways, including but not limited to a reduction in interest income received from any such investment or modification of a loan to accrue certain levels of PIK interest instead of cash, then such modifications could result in a reduction in the borrowing base under the February 2019 Credit Facility. In addition, if a portfolio investment included in the borrowing base under the February 2019 Credit Facility defaults on its obligations or if any such portfolio investment is placed on non-accrual, then there will be a reduction in the borrowing base under the February 2019 Credit Facility. Any reduction in the borrowing base under the February 2019 Credit Facility could have a material adverse effect on our results of operations, financial condition and available liquidity. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the February 2019 Credit Facility, the August 2025 Notes and the November Notes (each as defined below under "—Liquidity and Capital Resources"), as well as the February Notes (as defined below under "—Recent Developments"). As a result, we may be required to reduce the amount of our distributions to stockholders.
As of December 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the February 2019 Credit Facility and the note purchase agreements governing the August 2025 Notes, the November Notes and the February Notes, as applicable, contain affirmative and negative covenants and events of default relating to, among other things, minimum stockholders’ equity, minimum obligors’ net worth, maximum net debt to equity, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status, as well as cross-default provisions relating to other indebtedness.
As of December 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were not in default under the February 2019 Credit Facility, the August 2025 Notes or the November Notes as of December 31, 2020. However, any increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligors’ net worth, maximum net debt to equity, and minimum asset coverage. If we fail to satisfy the covenants in the February 2019 Credit Facility or in the note purchase agreements governing the August 2025 Notes, the November Notes or the February Notes or are unable to cure any event of default or obtain a waiver from the applicable lender or noteholders, it could result in foreclosure by the lenders under the credit facility or otherwise accelerate our repayment obligations under the February 2019 Credit Facility or under the note purchase agreements governing the August 2025 Notes, the November Notes and the February Notes and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
We are also subject to financial risks, including changes in market interest rates. As of December 31, 2020, approximately $1,204.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “—Quantitative and Qualitative Disclosures About Market Risk” below for an analysis of the impact of hypothetical base rate changes in interest rates.
We will continue to monitor the situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and the results of operations and financial condition of our portfolio companies.
Portfolio Composition
The total value of our investment portfolio was $1,495.8 million as of December 31, 2020, as compared to $1,173.6 million as of December 31, 2019. As of December 31, 2020, we had investments in 146 portfolio companies and two money market funds with an aggregate cost of $1,486.1 million. As of December 31, 2019, we had investments in 147 portfolio companies and two money market fund with an aggregate cost of $1,192.6 million.

As of both December 31, 2020 and 2019, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2020 and December 31, 2019, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9
Structured products	30,071,808	2	32,508,845	2
Equity shares	44,693,645	3	44,651,114	3
Equity warrants	1,235,383	—	1,300,197	—
Investments in joint ventures/PE fund	39,282,532	3	41,759,922	3
Short-term investments	65,558,227	4	65,558,227	4
	$1,486,055,145	100%	$1,495,795,937	100%
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%
Subordinated debt and 2nd lien notes	15,339,180	1	15,220,969	1
Equity shares	515,825	—	760,716	—
Investment in joint venture	10,158,270	1	10,229,813	1
Short-term investments	96,568,940	8	96,568,940	8
	$1,192,613,930	100%	$1,173,643,807	100%
Investment Activity
During the year ended December 31, 2020, we made 76 new investments totaling $743.2 million, purchased $185.0 million of investments as part of the MVC Acquisition, made investments in existing portfolio companies totaling $114.6 million, made a new joint venture equity investment totaling $10.0 million and made an additional investment in one existing joint venture equity portfolio company totaling $10.0 million. We had 18 loans repaid at par totaling total $76.4 million and received $15.3 million of portfolio company principal payments. In addition, we sold $468.4 million of loans, recognizing a net realized loss on these transactions of $39.5 million, and sold $126.1 million of middle-market portfolio company debt investments to our joint venture realizing a loss on these transactions of $1.4 million. In addition, one loan investment was restructured. Under U.S. GAAP, this restructuring was considered a material modification and as a result, we recognized a loss of approximately $0.6 million related to this restructuring. Lastly, we received $0.8 million in escrow distributions from legacy portfolio companies, which were recognized as realized gains and recognized a realized loss of $1.1 million relating to indemnification claims for a legacy Triangle Capital Corporation portfolio company.
During the year ended December 31, 2019, we made 43 new investments totaling $425.9 million, made investments in existing portfolio companies totaling $14.0 million and made one new joint venture equity investment totaling $10.2 million. We had 11 loans repaid at par totaling total $78.5 million and received $34.4 million of portfolio company principal payments. In addition, we sold $323.3 million of loans, recognizing a net realized loss on these transactions of $3.5 million and sold $36.1 million of middle-market portfolio company debt investments to our joint venture. In addition, certain terms of one broadly syndicated loan investment were amended. Under U.S. GAAP, this amendment was considered a material modification and as a result, we recognized a loss of approximately $0.2 million related to the amendment. Lastly, we received $0.5 million in escrow distributions from four portfolio companies, which were recognized as realized gains, and recognized a net loss of $0.5 million related to royalty payments due from a legacy Triangle Capital Corporation portfolio company.

Total portfolio investment activity for the years ended December 31, 2020 and 2019 was as follows:

December 31, 2020	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures/ PE Fund	Short-term Investments	Total
Fair value, beginning of period	$1,050,863,369	$15,220,969	$—	$760,716	$—	$10,229,813	$96,568,940	$1,173,643,807
New investments	815,145,050	8,244,226	33,018,233	1,286,365	101,602	20,000,000	1,182,185,606	2,059,981,082
Investments acquired in MVC merger	9,720,000	122,082,933	—	42,980,466	1,133,781	9,124,262	—	185,041,442
Proceeds from sales of investments	(588,450,883)	(2,940,255)	(3,000,000)	221,094	—	—	(1,213,197,945)	(1,807,367,989)
Loan origination fees received	(19,013,021)	(180,224)	—	—	—	—	—	(19,193,245)
Principal repayments received	(86,295,211)	(5,104,857)	(336,069)	—	—	—	—	(91,736,137)
Payment in kind interest earned	453,896	41,753	—	—	—	—	—	495,649
Accretion of loan premium/discount	1,635,917	111,923	58,132	—	—	—	—	1,805,972
Accretion of deferred loan origination revenue	2,672,194	44,571	—	—	—	—	—	2,716,765
Realized (gain) loss	(38,462,897)	137,542	331,511	(310,105)	—	—	1,626	(38,302,323)
Unrealized appreciation (depreciation)	22,982,098	1,108,539	2,437,038	(287,422)	64,814	2,405,847	—	28,710,914
Fair value, end of period	$1,171,250,512	$138,767,120	$32,508,845	$44,651,114	$1,300,197	$41,759,922	$65,558,227	$1,495,795,937

December 31, 2019	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,068,436,847	$7,679,132	$515,825	$—	$45,223,941	$1,121,855,745
New investments	429,318,922	10,615,730	—	10,158,270	913,641,727	1,363,734,649
Proceeds from sales of investments	(359,386,754)	—	49,854	—	(862,296,728)	(1,221,633,628)
Loan origination fees received	(8,457,796)	(148,551)	—	—	—	(8,606,347)
Principal repayments received	(109,909,128)	(2,980,874)	—	—	—	(112,890,002)
Accretion of loan premium/discount	278,897	797	—	—	—	279,694
Accretion of deferred loan origination revenue	1,534,936	74,231				1,609,167
Realized loss	(3,748,409)	—	(49,854)		—	(3,798,263)
Unrealized appreciation (depreciation)	32,795,854	(19,496)	244,891	71,543	—	33,092,792
Fair value, end of period	$1,050,863,369	$15,220,969	$760,716	$10,229,813	$96,568,940	$1,173,643,807
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2020, the fair value of our non-accrual asset was $3.0 million, which comprised 0.2% of the total fair value of our portfolio, and the cost of our non-accrual asset was $3.0 million, which comprised 0.2% of the total cost of our portfolio. As of December 31, 2019, we had no non-accrual assets.
A summary of our non-accrual asset as of December 31, 2020 is provided below:
Jedson Engineering, Inc.
In connection with the MVC Acquisition, we purchased our debt investment in Jedson Engineering, Inc, or Jedson. Effective with the monthly payment due December 31, 2020, we placed our debt investment in Jedson on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Jedson for financial reporting purposes. As of December 31, 2020, the cost of our debt investment in Jedson was $3.0 million and the fair value of such investment was $3.0 million.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2020 and 2019. The comparison of, and changes between, the fiscal years ended December 31, 2019 and 2018 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2019, which is incorporated herein by reference.
Results of Operations
Comparison of years ended December 31, 2020 and 2019
Operating results for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Total investment income	$71,031,068	$75,648,345
Net operating expenses	39,972,665	45,096,749
Net investment income before taxes	31,058,403	30,551,596
Income taxes, including excise tax expense	70,599	—
Net investment income after taxes	30,987,804	30,551,596
Net realized losses	(38,289,580)	(3,810,448)
Net unrealized appreciation	18,549,588	32,088,004
Loss on extinguishment of debt	(3,088,728)	(297,188)
Benefit from (provision) for taxes	17,709	(340,330)
Net increase in net assets resulting from operations	$8,176,793	$58,191,634
Net increases or decreases in net assets resulting from operations vary substantially from period to period due to various factors. As a result, yearly comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.
Investment Income

	Year Ended December 31,
	2020	2019
Total interest income	$65,620,891	$73,471,393
Total dividend income	2,603	44,744
Total fee and other income	4,080,636	2,116,820
Total payment-in-kind interest income	1,326,307	5,413
Interest income from cash	631	9,975
Total investment income	$71,031,068	$75,648,345

The change in total investment income for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to a decrease in LIBOR from December 31, 2019 to December 31, 2020, partially offset by an increase in the average size of our portfolio and an increase in fee income and payment-in-kind interest income. The increase in the average size of our portfolio was largely due to the increased middle-market investment opportunities and the investments acquired as part of the MVC Acquisition; however, as the MVC Acquisition did not close until late in the fourth quarter of 2020, we did not receive investment income from the acquired MVC portfolio for a significant portion of 2020. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments was 7.1% as of December 31, 2020, as compared to 6.2% as of December 31, 2019.
Operating Expenses

	Year Ended December 31,
	2020	2019
Interest and other financing fees	$19,812,711	$26,100,941
Base management fee	14,317,693	12,112,475
Compensation expenses	48,381	442,238
General and administrative expenses	5,793,880	6,441,095
Total operating expenses	$39,972,665	$45,096,749
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2020 were attributable to borrowings under Barings BDC Senior Funding I, LLC's ("BSF") credit facility initially entered into in August 2018 with Bank of America, N.A. (the "August 2018 Credit Facility"), the February 2019 Credit Facility, our May 2019 $449.3 million term debt securitization (the "Debt Securitization"), the August 2025 Notes and the November Notes (each as defined below under "Liquidity and Capital Resources"). Interest and other financing fees during the year ended December 31, 2019 were attributable to borrowings under the August 2018 Credit Facility, the February 2019 Credit Facility and the Debt Securitization. The decrease in interest and other financing fees for the year ended December 31, 2020 as compared to the year ended December 31, 2019, was primarily attributable to the decrease in interest rates as result of decreases in LIBOR and GBP LIBOR, as well as a reduction in the applicable margin on borrowings under the February 2019 Credit Facility from 2.25% to 2.00% in July 2020 as a result of our investment grade credit rating.
Base Management Fees
Under the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), we pay Barings a base management fee (the "Base Management Fee"), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Consolidated Financial Statements for the year ended December 31, 2020 for additional information regarding the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, the terms of the Original Advisory Agreement) and the fee arrangement thereunder. For the years ended December 31, 2020 and December 31, 2019, the Base Management Fee determined in accordance with the terms of the Original Advisory Agreement was approximately $14.3 million and $12.1 million, respectively. The increase between periods was primarily due to the increase in the base management fee rate to 1.375% for the year ended December 31, 2020, pursuant to the terms of the Original Advisory Agreement, as compared to 1.125% for the year December 31, 2019.
Compensation Expenses
Prior to the externalization transaction with Barings in August 2018, compensation expenses were primarily influenced by headcount and levels of business activity. Our compensation expenses included salaries, discretionary compensation, equity-based compensation and benefits. Discretionary compensation was significantly impacted by our level of total investment income, our investment results, including investment realizations, prevailing labor markets and the external environment. In connection with the externalization transactions, all but two employees were terminated and remained employees until February 2020.
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Consolidated Financial Statements for additional information regarding the Administration Agreement.
For the years ended December 31, 2020 and 2019, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $1.6 million and $2.3 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Non-Control / Non-Affiliate investments	$(38,302,323)	$(3,798,263)
Affiliate investments	—	—
Control investments	—	—
Net realized losses on investments	(38,302,323)	(3,798,263)
Foreign currency transactions	12,743	(12,185)
Net realized losses	$(38,289,580)	$(3,810,448)
In the year ended December 31, 2020, we recognized a net realized loss totaling $38.3 million, which consisted primarily of a net loss on our loan portfolio of $38.0 million and a net loss of $1.1 million related to an indemnification claim in connection with a legacy Triangle Capital Corporation portfolio company, partially offset by $0.8 million in escrow distributions we received from portfolio companies, which were recognized as realized gains.
For the year ended December 31, 2019, we recognized a net realized loss totaling $3.8 million, which consisted primarily of a net loss on our loan portfolio of $3.8 million and a net loss of $0.5 million related to royalty payments due from a legacy Triangle Capital Corporation portfolio company, partially offset by $0.5 million in escrow distributions we received from six portfolio companies, which were recognized as realized gains.
Net Unrealized Appreciation and Depreciation
Net unrealized appreciation and depreciation during the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
Non-Control / Non-Affiliate investments	$26,210,329	$33,021,249
Affiliate investments	2,471,217	71,543
Control investments	29,368	—
Net unrealized appreciation on investments	28,710,914	33,092,792
Foreign currency transactions	(10,161,326)	(1,004,788)
Net unrealized appreciation	$18,549,588	$32,088,004

For the year ended December 31, 2020, we recorded net unrealized appreciation totaling $18.5 million consisting of net unrealized depreciation on our current portfolio of $27.9 million, net unrealized depreciation related to foreign currency transactions of $10.2 million and net unrealized appreciation reclassification adjustments of $56.6 million related to realized gains and losses recognized during the year. The net unrealized depreciation on our current portfolio of $27.9 million was driven primarily by the credit or fundamental performance of middle-market debt investments of $6.1 million and the broad market moves for the entire investment portfolio of $29.5 million, partially offset by the positive impact of foreign currency exchange rates on middle-market debt investments of $7.7 million.
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
Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our short-term investments, our available borrowing capacity under the February 2019 Credit Facility and the August 2020 NPA and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This "Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Developments" above.
Cash Flows
For the year ended December 31, 2020, we experienced a net increase in cash in the amount of $70.5 million. During that period, our operating activities used $218.1 million in cash, consisting primarily of purchases of portfolio investments of $881.2 million, the acquisition of MVC (net of cash received) of $96.7 million and purchases of short-term investments of $1,182.2 million, partially offset by proceeds from sales of investments totaling $684.5 million and proceeds from the sales of short-term investments of $1,213.2 million. In addition, financing activities provided net cash of $288.6 million, consisting primarily of net borrowings under the August 2018 Credit Facility and the February 2019 Credit Facility of $356.2 million, net proceeds from the August 2025 Notes and the November Notes issuances of $224.3, net proceeds from the issuance of common stock as part of the acquisition of MVC of $160.4 million, partially offset by repayments of the Debt Securitization of $318.2 million, purchases of shares under the share repurchase plan of $7.1 million, repayment of the notes acquired as part of the acquisition of MVC of $95.5 million and dividends paid in the amount of $31.3 million. At December 31, 2020, we had $92.5 million of cash on hand.
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
Financing Transactions
August 2018 Credit Facility
On July 3, 2018, we formed BSF, an indirectly wholly-owned Delaware limited liability company, the primary purpose of which was to function as our special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into the August 2018 Credit Facility (as subsequently amended in December 2018 and February 2020), with Bank of America, N.A., as administrative agent and Class A-1 Lender, Société Générale, as Class A

Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the administrative agent also entered into a security agreement dated as of August 3, 2018 (the "Security Agreement"), pursuant to which BSF’s obligations under the August 2018 Credit Facility were secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments (the "Pledged Property"). In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property was held in the custody of State Street Bank and Trust Company, as collateral administrator.
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
All borrowings under the August 2018 Credit Facility bore interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate was equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depended on the term of the borrowing under the August 2018 Credit Facility, which could be either one month or three months and could not be less than zero. BSF was required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF could prepay any borrowing at any time without premium or penalty, except that BSF could have been liable for certain funding breakage fees if prepayments occurred prior to expiration of the relevant interest period. BSF could also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty. See Note 4 to our Consolidated Financial Statements for additional information regarding the August 2018 Credit Facility.
February 2019 Credit Facility
On February 21, 2019, we entered into the February 2019 Credit Facility (as subsequently amended in December 2019), with ING Capital LLC ("ING"), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination of the August 2018 Credit Facility on June 30, 2020, BSF became a subsidiary guarantor and its assets will secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if we no longer maintain an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1.0%. The applicable LIBOR and currency rates depend on the currency and term of the draw under the February 2019 Credit Facility, and cannot be less than zero.
In addition, we (i) paid a commitment fee of 0.375% per annum on undrawn amounts for the period beginning on the closing date of the February 2019 Credit Facility to and including the date that was six months after the closing date of the February 2019 Credit Facility, and (ii) thereafter pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility.
As of December 31, 2020, we were in compliance with all covenants under the February 2019 Credit Facility and we had U.S. dollar borrowings of $472.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 2.188% (weighted average one month LIBOR of 0.188%), borrowings denominated in Swedish kronas of 12.8kr million ($1.6 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £69.3 million ($94.8 million U.S. dollars) with a weighted average interest rate of 2.063% (weighted average one month GBP LIBOR of 0.063%), borrowings denominated in Australian dollars of A$36.6 million ($28.2 million U.S. dollars) with a weighted average interest rate of 2.250% (weighted average one month AUD Screen Rate of 0.050%) and borrowings denominated in Euros of €100.6 million ($123.1 million U.S. dollars) with a weighted average interest rate of 2.00% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2020, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $719.7 million. See Note 4 to our Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
Term Debt Securitization
On May 9, 2019, we completed the Debt Securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing, which is consolidated for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the Debt Securitization (collectively, the "2019 Notes"), were issued by Barings BDC Static CLO Ltd. 2019-I, ("BBDC Static CLO Ltd.") and Barings BDC Static CLO 2019-I, LLC, our wholly-owned and consolidated subsidiaries. BBDC Static CLO Ltd. and Barings BDC Static CLO 2019-I, LLC are collectively referred to herein as the Issuers. The 2019 Notes were secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes (the "Class A-1 2019 Notes"), which bore interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes (the "Class A-2 2019 Notes"), which bore interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which did not bear interest and were not rated. We retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for our sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests. The 2019 Notes were scheduled to mature on April 15, 2027; however the 2019 Notes could be redeemed by the Issuers, at our direction as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, we made customary representations, warranties and covenants to the Issuers.
The Class A-1 2019 Notes and Class A-2 2019 Notes were the secured obligations of the Issuers, the Subordinated 2019 Notes were the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes included customary covenants and events of default. The 2019 Notes were not registered under the Securities Act or any state securities or “blue sky” laws and could not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the "SEC") or an applicable exemption from registration.
We served as collateral manager to BBDC Static CLO Ltd. under a collateral management agreement and we agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
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
During the year ended December 31, 2019, $30.0 million of Class A-1 2019 Notes were repaid. During the year ended December 31, 2020, the remaining 2019 Notes were repaid in full, with the final repayment on October 15, 2020. See Note 4 to our Consolidated Financial Statements for additional information regarding the Debt Securitization.
August 2025 Notes
On August 3, 2020, we entered into a Note Purchase Agreement (the “August 2020 NPA”) with Massachusetts Mutual Life Insurance Company governing the issuance of (1) $50.0 million in aggregate principal amount of Series A senior unsecured notes due August 2025 (the “Series A Notes due 2025”) with a fixed interest rate of 4.66% per year, and (2) up to $50.0 million in aggregate principal amount of additional senior unsecured notes due August 2025 with a fixed interest rate per year to be determined (the “Additional Notes” and, collectively with the Series A Notes due 2025, the “August 2025 Notes”), in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 29, 2020, both of which will mature on August 4, 2025 unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. Interest on the August 2025 Notes will be due semiannually in March and September, beginning in March 2021. In addition, we are obligated to offer to repay the August 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2020 NPA, we may redeem the August 2025 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. The August 2025 Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
On November 4, 2020, we amended the August 2020 NPA to reduce the aggregate principal amount of unissued Additional Notes from $50.0 million to $25.0 million.

The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2020, we were in compliance with all covenants under the August 2020 NPA.
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
As of December 31, 2020, the fair value of the outstanding August 2025 Notes was $50.0 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November Notes
On November 4, 2020,we entered into a Note Purchase Agreement (the “November 2020 NPA”) governing the issuance of (1) $62.5 million in aggregate principal amount of Series B senior unsecured notes due November 2025 (the “Series B Notes”) with a fixed interest rate of 4.25% per year and (2) $112.5 million in aggregate principal amount of Series C senior unsecured notes due November 2027 (the “Series C Notes,” and, collectively with the Series B Notes, the “November Notes”) with a fixed interest rate of 4.75% per year, in each case, to qualified institutional investors in a private placement. Each stated interest rate is subject to a step up of (x) 0.75% per year, to the extent the applicable November Notes do not satisfy certain investment grade conditions and/or (y) 1.50% per year, to the extent the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter end. The November Notes were delivered and paid for on November 5, 2020. The Series B Notes will mature on November 4, 2025, and the Series C Notes will mature on November 4, 2027 unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. Interest on the November Notes will be due semiannually in May and November, beginning in May 2021. In addition, we are obligated to offer to repay the November Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the November 2020 NPA, we may redeem the Series B Notes and the Series C Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, with respect to the Series B Notes, or on or before May 4, 2027, with respect to the Series C Notes, a make-whole premium. The November Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2020, we were in compliance with all covenants under the November 2020 NPA.
The November Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The November Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of December 31, 2020, the fair value of the outstanding Series B Notes and the Series C Notes was $62.5 million and $112.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Share Repurchase Plan
On February 25, 2019, we adopted a share repurchase plan, pursuant to Board approval, for the purpose of repurchasing shares of our common stock in the open market during the 2019 fiscal year (the "2019 Share Repurchase Plan"). The Board authorized us to repurchase in 2019 up to a maximum of 5.0% of the amount of shares outstanding under the following targets:
•a maximum of 2.5% of the amount of shares of our common stock outstanding if shares traded below NAV per share but in excess of 90% of NAV per share; and
•a maximum of 5.0% of the amount of shares of our common stock outstanding if shares traded below 90% of NAV per share.
The 2019 Share Repurchase Plan was executed in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the 2019 Share Repurchase Plan. The 2019 Share Repurchase Plan was designed to allow us to repurchase our shares both during our open window periods and at times when we otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by us was delegated the authority to repurchase shares on our behalf in the open market, pursuant to, and under the terms and limitations of, the 2019 Share Repurchase Plan. During the year ended December 31, 2019, we repurchased a total of 2,333,261 shares of our common stock in the open market under the 2019 Share Repurchase Plan at an average price of $10.01 per share, including broker commissions.
On February 27, 2020, the Board approved an open-market share repurchase program for the 2020 fiscal year (the "2020 Share Repurchase Program"). Under the 2020 Share Repurchase Program, we were authorized during fiscal year 2020 to repurchase up to a maximum of 5.0% of the amount of shares outstanding as of February 27, 2020 if shares traded below NAV per share, subject to liquidity and regulatory constraints.
Purchases under the 2020 Share Repurchase Program were made in open-market transactions and included transactions being executed by a broker selected us that had been delegated the authority to repurchase shares on our behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. During the year ended December 31, 2020, we repurchased a total of 989,050 shares of our common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.21 per share, including broker commissions.

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
A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables in the notes to our consolidated financial statements may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, we determine the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, we assess the appropriateness of the use of these third-party quotes in determining fair value based on (i) our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
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
Investment Valuation Process
Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings' pricing committee.
At least annually, Barings conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While Barings is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process Barings continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. Barings believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e. exit prices).
Our money market fund investments are generally valued using Level 1 inputs and our equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. Our syndicated senior secured loans and structured products are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. Our middle-market, private debt and equity investments and are generally valued using Level 3 inputs.
Independent Valuation
For the year ended December 31, 2019, we engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter, which consisted of certain limited procedures that we identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consisted of a review of the quarterly fair values of our middle-market investments, and were generally performed with respect to each investment every quarter beginning in the quarter after the investment was made.
Beginning with the first quarter of 2020, we revised our valuation process to require that the Procedures generally be performed with respect to each middle-market investment at least once in every calendar year and for new investments, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures were generally performed with respect to an investment where there was a significant change in the fair value or performance of the investment.
Beginning with the fourth quarter of 2020, the fair value of bank loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market bank loans, are generally submitted to independent providers to perform an independent valuation on those bank loans and equity investments as of the end of each quarter. Such bank loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such bank loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. Barings continues to use its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.

The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.
Valuation Techniques
Our valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, we will utilize alternative approaches such as broker quotes or manual prices. We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investment in Jocassee
We estimate the fair value of our investment in Jocassee Partners LLC, or Jocassee, using the net asset value of Jocassee and our ownership percentage. The net asset value of Jocassee is determined in accordance with the specialized accounting guidance for investment companies.
Valuation of Investment in Thompson Rivers
We estimate the fair value of our investment in Thompson Rivers LLC using the net asset value of Thompson Rivers LLC and our ownership percentage. The net asset value of Thompson Rivers LLC is determined in accordance with the specialized accounting guidance for investment companies.
Valuation of Investments in MVC Private Equity Fund LP
We estimate the fair value of our investment in MVC Private Equity Fund LP (the "MVC PE Fund") using the net asset value of the MVC PE Fund and our ownership percentage. The net asset value of the MVC PE Fund LP is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Recurring Fee Income:
Amortization of loan origination fees	$2,179,859	$914,197	$1,374,049
Management, valuation and other fees	867,465	275,510	427,628
Total Recurring Fee Income	3,047,324	1,189,707	1,801,677
Non-Recurring Fee Income:
Prepayment fees	84,151	59,617	1,191,943
Acceleration of unamortized loan origination fees	536,906	694,971	1,932,367
Advisory, loan amendment and other fees	412,255	172,525	242,914
Total Non-Recurring Fee Income	1,033,312	927,113	3,367,224
Total Fee Income	$4,080,636	$2,116,820	$5,168,901
Payment-in-Kind (PIK) Interest Income
We currently hold, and expect to hold in the future, some loans in our portfolio that contain PIK interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; global pandemics; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, AUD Screen Rate, CDOR, GBP LIBOR, EURIBOR and STIBOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2020, we were not a party to any interest rate hedging arrangements.
As of December 31, 2020, approximately $1,204.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $24.1 million on an annual basis.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if we no longer maintain an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1.0%. The applicable LIBOR and currency rates depend on the currency and term of the draw under the February 2019 Credit Facility, and cannot be less than zero. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $14.4 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of December 31, 2020). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of December 31, 2020, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.6 million U.S. dollars) with an interest rate of 2.000%, borrowings denominated in British pounds sterling of £69.3 million ($94.8 million U.S. dollars) with a weighted average interest rate of 2.063%, borrowings denominated in Australian dollars A$36.6 million ($28.2 million U.S. dollars) with a weighted average interest rate of 2.250% and borrowings denominated in Euros of €100.6 million ($123.1 million U.S. dollars) with a weighted interest rate of 2.000%.
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2020 was as follows:

Portfolio Company(1)	Investment Type	December 31, 2020
ADE Holding(3)	Committed Capex Line	$91,814
Anju Software, Inc.(2)	Delayed Draw Term Loan	1,981,371
Arch Global Precision, LLC	Delayed Draw Term Loan	4,193,475
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	363,636
British Engineering Services Holdco Limited(4)	Acquisition Facility	7,006,008
British Engineering Services Holdco Limited(4)	Bridge Revolver	618,177
Centralis Finco S.a.r.l.(3)	Acquisition Facility	495,950
Classic Collision (Summit Buyer, LLC)	Delayed Draw Term Loan	1,672,446
CM Acquisitions Holdings Inc.(2)	Delayed Draw Term Loan	1,551,602
Contabo Finco S.À R.L(3)	Delayed Draw Term Loan	228,211
CSL Dualcom(4)	Delayed Draw Term Loan	1,007,182
Dart Buyer, Inc.(2)	Delayed Draw Term Loan	2,430,569
DreamStart Bidco SAS(3)	Acquisition Facility	995,640
F24 (Stairway BidCo GmbH)(3)	Delayed Draw Term Loan	323,840
FitzMark Buyer, Inc.(2)	Delayed Draw Term Loan	1,470,588
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4,984,771
Heartland, LLC(2)	Delayed Draw Term Loan	5,347,666
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(3)	Accordion Facility	10,225,081
IGL Holdings III Corp.(2)	Delayed Draw Term Loan	5,914,219
INOS 19-090 GmbH(3)	Acquisition Facility	2,727,980
Jocassee Partners LLC	Joint Venture	30,000,000
Kano Laboratories LLC(2)	Delayed Draw Term Loan	4,543,950
Kene Acquisition, Inc.	Delayed Draw Term Loan	322,928
Modern Star Holdings Bidco Pty Limited(5)	Capex Term Loan	2,315,967
Murphy Midco Limited(4)	Delayed Draw Term Loan	3,301,472
Options Technology Ltd.	Delayed Draw Term Loan	2,604,080
Pacific Health Supplies Bidco Pty Limited(5)	CapEx Term Loan	1,535,025
Premier Technical Services Group(4)	Acquisition Facility	1,197,505
PSC UK Pty Ltd.(4)	GBP Acquisition Facility	535,157
Questel Unite(3)	Cap Acquisition Facility	10,300,913
Radwell International, LLC(2)	Delayed Draw Term Loan	3,235,947
Rep Seko Merger Sub LLC	Delayed Draw Term Loan	1,454,546

Portfolio Company(1)	Investment Type	December 31, 2020
Safety Products Holdings, LLC(2)	Delayed Draw Term Loan	6,467,345
Smile Brands Group, Inc.(2)	Delayed Draw Term Loan	2,148,691
Springbrook Software (SBRK Intermediate, Inc.)	Delayed Draw Term Loan	3,489,026
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	13,389,546
The Hilb Group, LLC	Delayed Draw Term Loan	5,545,939
Transit Technologies LLC(2)	Delayed Draw Term Loan	6,035,305
USLS Acquisition, Inc.(2)	Delayed Draw Term Loan	450,466
Utac Ceram(3)	Delayed Draw Term Loan	743,327
W2O Holdings, Inc.	Delayed Draw Term Loan	5,989,298
Total unused commitments to extend financing		$159,236,659
(1)The Company's estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in British pounds sterling.Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2020, we had guaranteed €9.9 million ($12.1 million U.S. dollars) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In addition, we agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization is reflected as "Restricted cash" on the accompanying Consolidated Balance Sheets.

Contractual Obligations
As of December 31, 2020, our future fixed commitments for cash payments were as follows:

	Total	2021	2022-2023	2024-2025	2026-Future
August 2025 Notes	$50,000,000	$—	$—	$50,000,000	$—
Interest due on August 2025 Notes	10,698,583	2,330,000	4,660,000	3,708,583	—
Series B November Notes	62,500,000	—	—	62,500,000	—
Interest due on Series B November Notes	12,860,677	2,656,250	5,312,500	4,891,927	—
Series C November Notes	112,500,000	—	—	—	112,500,000
Interest due on Series C November Notes	36,560,156	5,343,750	10,687,500	10,687,500	9,841,406
February 2019 Credit Facility borrowings	719,660,707	—	—	719,660,707	—
Interest and fees on February 2019 Credit Facility Borrowings(1)	49,642,227	15,915,524	31,558,594	2,168,109	—
Total	$1,054,422,350	$26,245,524	$52,218,594	$853,616,826	$122,341,406
(1)Amounts represent (i) credit facility commitment fees calculated on the unused amount, which was $80.3 million as of December 31, 2020, (ii) interest expense calculated at a rate of 2.141% of outstanding credit facility borrowings, which were $719.7 million as of December 31, 2020 and (iii) annual fees of the credit facility administrative agent.
Recent Developments
Subsequent to December 31, 2020, we made approximately $224.1 million of new commitments, of which $202.2 million closed and funded. The $202.2 million of investments consist of $162.2 million of first lien senior secured debt investments, a $14.5 million second lien senior secured debt investment, and $25.6 million of equity and joint venture investments. The weighted average yield of the debt investments was 6.7%. In addition, we funded $27.1 million of previously committed delayed draw term loans.
On February 7, 2021, the Board declared a quarterly distribution of $0.19 per share payable on March 17, 2021 to holders of record as of March 10, 2021.
On February 25, 2021, we entered into a Note Purchase Agreement (the “February 2021 NPA”) governing the issuance of (1) $80.0 million in aggregate principal amount of Series D senior unsecured notes due February 26, 2026 (the “Series D Notes”) with a fixed interest rate of 3.41% per year and (2) $70.0 million in aggregate principal amount of Series E senior unsecured notes due February 26, 2028 (the “Series E Notes” and, collectively with the Series D Notes, the “February Notes”) with a fixed interest rate of 4.06% per year, in each case, to qualified institutional investors in a private placement. Each stated interest rate is subject to a step up of (x) 0.75% per year, to the extent the applicable February Notes do not satisfy certain investment grade rating conditions and/or (y) 1.50% per year, to the extent the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter end. The February Notes were delivered and paid for on February 26, 2021. We intend to use the net proceeds from the offering of the February Notes for general corporate purposes, including to make investments and make distributions permitted by the February 2021 NPA.
The Series D Notes will mature on February 26, 2026, and the Series E Notes will mature on February 26, 2028 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the February 2021 NPA. Interest on the February Notes will be due semiannually in February and August of each year, beginning in August 2021. In addition, we are obligated to offer to repay the February Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2021 NPA, we may redeem the Series D Notes and the Series E Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, with respect to the Series D Notes, or on or before August 26, 2027, with respect to the Series E Notes, a make-whole premium.

The February 2021 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments. In addition, the February 2021 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter end; (b) not permitting our asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to us under the 1940 Act; and (c) not permitting our net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter end.
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable.
Our obligations under the February 2021 NPA are guaranteed by certain of our subsidiaries, and are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The February Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The February Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.

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

2.3
Agreement and Plan of Merger, by and among Barings BDC, Inc., MVC Capital, Inc., Mustang Acquisition Sub, Inc., and Barings LLC, dated as of August 10, 2020 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2020 and incorporated herein by reference).

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

3.4	Articles Supplementary (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

Number	Exhibit
3.5
Amended and Restated Limited Liability Company Agreement of Barings BDC Senior Funding I, LLC Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018 and incorporated herein by reference)

4.1
Form of Common Stock Certificate (Filed as Exhibit (d) to the Registrant's Post-Effective Amendment No. 1 on Form N2/N-5 (File No. 333-138418) filed with the Securities and Exchange Commission on February 15, 2007 and incorporated herein by reference)

4.2
Barings BDC, Inc. Dividend Reinvestment Plan (Filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

4.3
Agreement to Furnish Certain Instruments (Filed as Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and incorporated herein by reference).

4.4
Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.4 to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020 and incorporated herein by reference).

10.1
Amended and Restated Investment Advisory Agreement, dated December 23, 2020 by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2020 and incorporated herein by reference).

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

10.6
Stock Transfer Agency Agreement between the Registrant and Computershare, Inc. (as successor to The Bank of New York) (Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

10.7†
Form of Indemnification Agreement. (Filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018 and incorporated herein by reference).

10.8
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

10.9
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
10.10
Amendment to the Senior Secured Revolving Credit Agreement dated as of December 3, 2019, by and among the Company, as borrower, the lenders party thereto, ING Capital LLC, as administrative agent, and the other parties signatory thereto (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020 and incorporated herein by reference).

10.11
Credit Support Agreement, dated December 23, 2020, by and between the Company and Barings LLC (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2020 and incorporated herein by reference).

10.12
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated August 3, 2020 (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2020 and incorporated herein by reference).

10.13
Amendment No. 1 to August 3, 2020 Note Purchase Agreement by and between the Company and the purchasers party thereto, dated November 4, 2020 (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020 and incorporated herein by reference).

10.14
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated November 4, 2020 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020 and incorporated herein by reference).

10.15
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated February 25, 2021 (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2021 and incorporated herein by reference).

21.1	List of Subsidiaries.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Report of KPMG LLP on Senior Securities Table.*

99.2	Report of Ernst & Young LLP on Senior Securities Table.*

99.3	Consent of Ernst & Young LLP.*

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 23, 2021

BARINGS BDC, INC.

By:	/s/ Eric Lloyd
Name: Eric Lloyd
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lloyd	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2021
Eric Lloyd

/s/ Ian Fowler	President	March 23, 2021
Ian Fowler

/s/ Jonathan Bock	Chief Financial Officer (Principal Financial Officer)	March 23, 2021
Jonathan Bock

/s/ Elizabeth A. Murray	Controller (Principal Accounting Officer)	March 23, 2021
Elizabeth A. Murray

/s/ Michael Freno	Chairman of the Board	March 23, 2021
Michael Freno

/s/ Robert C. Knapp	Director	March 23, 2021
Robert C. Knapp

/s/ David Mihalick	Director	March 23, 2021
David Mihalick

/s/ Mark F. Mulhern	Director	March 23, 2021
Mark F. Mulhern

/s/ Thomas W. Okel	Director	March 23, 2021
Thomas W. Okel

/s/ Jill Olmstead	Director	March 23, 2021
Jill Olmstead

/s/ John A. Switzer	Director	March 23, 2021
John A. Switzer

Barings BDC, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Barings BDC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Barings BDC, Inc. and subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, the results of its operations, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As a part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2020, by correspondence with custodians, portfolio companies or agents or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of MVC Capital, Inc.
As discussed in Note 11 to the consolidated financial statements, the Company completed its acquisition of MVC Capital, Inc. on December 23, 2020. The transaction was accounted for as an asset acquisition under Accounting Standards Codification 805-50. The difference between the fair value of net assets acquired and the fair value of the merger consideration paid was recognized as deemed contribution from the Company’s investment adviser and shareholder, Barings LLC.

We identified the evaluation of the acquisition of MVC Capital, Inc. as a critical audit matter because the application of asset acquisition guidance and the accounting for the difference between the fair value of the net assets acquired and the fair value of the merger consideration paid involved a higher degree of auditor judgment.
The following are the procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s acquisition process, including controls related to the application of the asset acquisition guidance. We assessed the evidence underlying the accounting of the transaction as an asset acquisition and the recognition of deemed contribution from Barings LLC. Specifically, we read and evaluated the Company’s asset acquisition accounting memorandum that documented the facts and circumstances in the transaction, which included the factors the Company considered in determining the applicable accounting treatment. In addition, we compared the facts and circumstances in the Company’s accounting memorandum to the acquisition agreement.
Credit Support Agreement
As discussed in Note 2 to the consolidated financial statements, the Company entered into a credit support arrangement (CSA) with Barings LLC. The CSA was recognized as a derivative asset and deemed contribution from Barings LLC.
We identified the evaluation of the CSA as a critical audit matter. A higher degree of auditor judgment was required to evaluate the application of the derivative accounting guidance due to the nature of the CSA.
The following are the procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s derivatives process, including the control related to the application of the derivative guidance to the CSA. We assessed the evidence underlying the accounting of the CSA as a derivative and the recognition of deemed contribution from Barings LLC. Specifically, we read and evaluated the Company’s CSA accounting memorandum that documented the business purpose and the terms of the CSA, which included the factors the Company considered in determining the applicable accounting treatment. In addition, we compared the facts and circumstances in the Company’s accounting memorandum to the CSA.
Assessment of the fair value of investments
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company measures its investments at fair value. In determining the fair value of investments that are not publicly traded and whose market quotations are not readily available, the Company makes subjective judgments and estimates using unobservable inputs.
We identified the assessment of the fair value of investments with no readily determinable market value as a critical audit matter. The evaluation of certain assumptions used to estimate the fair value of investments with no readily determinable market value involved a high degree of subjective auditor judgment and specialized skills and knowledge. Specifically, market yields for investments with similar terms and credit risks used in income approach analyses and the selection of comparable companies and financial performance multiples of such comparable companies used in market approach analyses required subjective auditor judgment. Changes in these assumptions could have a significant impact on the estimate of the fair value of investments.
The following are the procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the process to value investments. These included controls related to the determination of market yields, credit risk, selection of comparable companies, and financial performance multiples assumptions. We evaluated the Company’s ability to estimate fair value by comparing prior period fair values for a selection of investments to transaction prices of transactions occurring subsequent to the valuation date. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted in evaluating the Company’s fair value estimate by:
•developing a market yield, for investments fair valued using an income approach, by assessing available market information, such as market yields of comparable companies of similar credit risk
•developing a market multiple, for investments fair valued using a market approach, by assessing market information from third-party sources, including financial performance multiples of comparable companies
•developing independent estimates of fair value, for the selected investments, based upon developed market yields and financial performance multiples and compared the results to the Company’s fair value estimates.
We have served as the Company’s auditor since 2020.
/s/ KPMG LLP
Charlotte, North Carolina
March 23, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Barings BDC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Barings BDC, Inc. (the “Company”), including the consolidated schedule of investments, as of December 31, 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019, by correspondence with the custodians, agents and/or the underlying investee or by other appropriate auditing procedures where replies from agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We served as the Company’s auditor from 2006 to 2020.
/s/ ERNST & YOUNG LLP
Charlotte, North Carolina
February 27, 2020

Barings BDC, Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,318,614,617 and $1,085,886,720 at December 31, 2020 and 2019, respectively)	$1,325,783,281	$1,066,845,054
Affiliate investments (cost of $76,055,873 and $10,158,270 at December 31, 2020 and December 31, 2019, respectively)	78,598,633	10,229,813
Control investments (cost of $25,826,428 at December 31, 2020)	25,855,796	—
Short-term investments (cost of $65,558,227 and $96,568,940 at December 31, 2020 and 2019, respectively)	65,558,227	96,568,940
Total investments at fair value	1,495,795,937	1,173,643,807
Cash (restricted cash of $3,488,336 and $0 at December 31, 2020 and 2019, respectively)	62,651,340	13,567,849
Foreign currencies (cost of $29,555,465 and $8,360,011 at December 31, 2020 and December 31, 2019, respectively)	29,836,121	8,423,716
Interest and fees receivable	21,617,843	5,265,980
Prepaid expenses and other assets	2,014,558	1,112,559
Credit support agreement	13,600,000	—
Deferred financing fees	4,110,564	5,366,119
Receivable from unsettled transactions	47,412,382	45,254,808
Total assets	$1,677,038,745	$1,252,634,838
Liabilities:
Accounts payable and accrued liabilities	$6,045,443	$1,501,271
Interest payable	2,219,274	2,491,534
Administrative fees payable	675,000	400,000
Base management fees payable	3,413,270	3,266,722
Derivatives liabilities	1,336,283	23,559
Payable from unsettled transactions	1,548,578	4,924,150
Borrowings under credit facilities	719,660,707	352,488,419
Debt securitization	—	316,664,474
Notes payable	224,335,666	—
Total liabilities	959,234,221	681,760,129
Commitments and contingencies (Note 9)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 65,316,085 and 48,950,803 shares issued and outstanding as of December 31, 2020 and 2019, respectively)	65,316	48,951
Additional paid-in capital	1,027,707,047	853,766,370
Total distributable loss	(309,967,839)	(282,940,612)
Total net assets	717,804,524	570,874,709
Total liabilities and net assets	$1,677,038,745	$1,252,634,838
Net asset value per share	$10.99	$11.66

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$65,267,782	$72,486,107	$61,223,025
Affiliate investments	—	—	5,580,051
Control investments	—	—	644,805
Short-term investments	353,109	985,286	950,736
Total interest income	65,620,891	73,471,393	68,398,617
Dividend income:
Non-Control / Non-Affiliate investments	2,603	44,744	252,369
Affiliate investments	—	—	642,187
Total dividend income	2,603	44,744	894,556
Fee and other income:
Non-Control / Non-Affiliate investments	4,075,344	2,116,820	4,459,511
Affiliate investments	—	—	601,571
Control investments	5,292	—	107,819
Total fee and other income	4,080,636	2,116,820	5,168,901
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,304,986	5,413	2,814,474
Affiliate investments	11,789	—	962,080
Control investments	9,532	—	—
Total payment-in-kind interest income	1,326,307	5,413	3,776,554
Interest income from cash	631	9,975	1,984,997
Total investment income	71,031,068	75,648,345	80,223,625
Operating expenses:
Interest and other financing fees	19,812,711	26,100,941	23,887,331
Base management fee (Note 2)	14,317,693	12,112,475	4,218,628
Compensation expenses	48,381	442,238	37,487,461
General and administrative expenses (Note 2)	5,793,880	6,441,095	16,177,534
Total operating expenses	39,972,665	45,096,749	81,770,954
Base management fee waived (Note 2)	—	—	(1,486,607)
Net operating expenses	39,972,665	45,096,749	80,284,347
Net investment income (loss) before taxes	31,058,403	30,551,596	(60,722)
Income taxes, including excise tax expense	70,599	—	—
Net investment income(loss) after taxes	$30,987,804	$30,551,596	$(60,722)

Barings BDC, Inc. Consolidated Statements of Operations - (Continued)

	Year Ended December 31,
	2020	2019	2018
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(38,302,323)	$(3,798,263)	$(130,870,385)
Affiliate investments	—	—	9,939,330
Control investments	—	—	(38,542,704)
Net realized losses on investments	(38,302,323)	(3,798,263)	(159,473,759)
Foreign currency transactions	12,743	(12,185)	1,081,211
Net realized losses	(38,289,580)	(3,810,448)	(158,392,548)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	26,210,329	33,021,249	27,025,025
Affiliate investments	2,471,217	71,543	3,197,568
Control investments	29,368	—	24,387,532
Net unrealized appreciation on investments	28,710,914	33,092,792	54,610,125
Foreign currency transactions	(10,161,326)	(1,004,788)	(863,980)
Net unrealized appreciation	18,549,588	32,088,004	53,746,145
Net realized losses and unrealized appreciation (depreciation) on investments and foreign currency transactions	(19,739,992)	28,277,556	(104,646,403)
Loss on extinguishment of debt	(3,088,728)	(297,188)	(10,507,183)
Benefit from (provision for) taxes	17,709	(340,330)	932,172
Net increase (decrease) in net assets resulting from operations	$8,176,793	$58,191,634	$(114,282,136)
Net investment income (loss) per share — basic and diluted	$0.64	$0.61	$—
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.17	$1.16	$(2.29)
Dividends / distributions per share:
Total dividends / distributions	$0.65	$0.54	$0.43
Weighted average number of shares outstanding — basic and diluted	48,575,139	50,185,300	49,897,085

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2018	47,740,832	$47,741	$823,614,881	$(182,387,248)	$641,275,374
Net investment loss	—	—	—	(60,722)	(60,722)
Stock-based compensation	—	—	14,229,633	—	14,229,633
Net realized loss on investments / foreign currency transactions	—	—	—	(158,392,548)	(158,392,548)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	53,746,145	53,746,145
Loss on extinguishment of debt	—	—	—	(10,507,183)	(10,507,183)
Income tax benefit	—	—	—	932,172	932,172
Return of capital and other tax related adjustments	—	—	5,085,295	(5,085,295)	—
Distributions of net investment income	—		—	(20,223,567)	(20,223,567)
Return of capital distributions	—	—	(850,745)	—	(850,745)
Issuance of shares to Adviser	8,529,917	8,530	99,831,315	—	99,839,845
Purchase of shares in tender offer	(4,901,961)	(4,902)	(50,997,387)	—	(51,002,289)
Issuance of restricted stock	435,106	435	(435)	—	—
Common stock withheld for payroll taxes upon vesting of restricted stock	(519,830)	(520)	(6,018,308)	—	(6,018,828)
Balance, December 31, 2018	51,284,064	$51,284	$884,894,249	$(321,978,246)	$562,967,287
Net investment income	—	—	—	30,551,596	30,551,596
Net realized loss on investments / foreign currency transactions	—	—	—	(3,810,448)	(3,810,448)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	32,088,004	32,088,004
Loss on extinguishment of debt	—	—	—	(297,188)	(297,188)
Provision for taxes	—	—	—	(340,330)	(340,330)
Return of capital and other tax related adjustments	—	—	(7,773,706)	7,773,706	—
Distributions of net investment income	—		—	(26,927,706)	(26,927,706)
Purchase of shares in repurchase plan	(2,333,261)	(2,333)	(23,354,173)	—	(23,356,506)
Balance, December 31, 2019	48,950,803	$48,951	$853,766,370	$(282,940,612)	$570,874,709
Net investment income	—	—	—	30,987,804	30,987,804
Net realized loss on investments / foreign currency transactions	—	—	—	(38,289,580)	(38,289,580)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	18,549,588	18,549,588
Loss on extinguishment of debt	—	—	—	(3,088,728)	(3,088,728)
Provision for taxes	—	—	—	17,709	17,709
Return of capital and other tax related adjustments	—	—	3,878,798	(3,878,798)	—
Distributions of net investment income	—	—		(31,325,222)	(31,325,222)
Deemed contribution - CSA (See Note 2)	—	—	13,600,000	—	13,600,000
Deemed contribution - from Adviser (See Note 11)	—	—	3,254,849	—	3,254,849
Issuance of common stock in connection with acquisition of MVC Capital	17,354,332	17,354	160,336,673	—	160,354,027
Purchase of shares in repurchase plan	(989,050)	(989)	(7,129,643)	—	(7,130,632)
Balance, December 31, 2020	65,316,085	$65,316	$1,027,707,047	$(309,967,839)	$717,804,524
See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,176,793	$58,191,634	$(114,282,136)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(881,171,047)	(473,701,786)	(1,553,937,707)
Acquisition of MVC Capital, net of cash acquired (See Note 11)	(96,719,967)	—	—
Repayments received / sales of portfolio investments	684,530,539	449,882,092	606,803,725
Proceeds from sale of portfolio to Asset Buyer	—	—	793,281,722
Purchases of short-term investments	(1,182,185,606)	(913,641,727)	(1,363,333,538)
Sales of short-term investments	1,213,197,945	862,296,728	1,318,109,597
Loan origination and other fees received	19,193,244	8,606,347	4,105,796
Net realized loss on investments	38,302,323	3,798,263	159,473,759
Net realized gain (loss) on foreign currency transactions	(12,743)	12,185	(1,081,211)
Net unrealized appreciation on investments	(28,710,914)	(33,092,792)	(53,278,592)
Net unrealized depreciation on foreign currency transactions	10,161,326	1,004,788	863,980
Payment-in-kind interest / fees accrued, net of payments received	(1,348,204)	(5,413)	120,933
Amortization of deferred financing fees	1,478,364	1,336,181	1,758,226
Loss on extinguishment of debt	3,088,728	297,188	10,507,183
Loss on disposal of property and equipment	—	—	22,236
Accretion of loan origination and other fees	(2,716,765)	(1,609,167)	(3,306,421)
Amortization / accretion of purchased loan premium / discount	(1,805,972)	(279,694)	(197,715)
Depreciation expense	—	—	27,414
Stock-based compensation	—	—	14,229,633
Changes in operating assets and liabilities:
Interest and fees receivable	(4,022,690)	747,340	(5,991,755)
Prepaid expenses and other assets	(44,607)	3,007,347	(2,268,881)
Accounts payable and accrued liabilities	3,890,759	(159,256)	(6,665,600)
Interest payable	(1,411,993)	1,805,266	(3,247,955)
Net cash provided by (used in) operating activities	(218,130,487)	(31,504,476)	(198,287,307)
Cash flows from investing activities:
Proceeds from sales of property and equipment	—	—	31,499
Net cash provided by (used in) investing activities	—	—	31,499
Cash flows from financing activities:
Repayments of SBA-guaranteed debentures payable	—	—	(250,000,000)
Borrowings under credit facilities	636,707,505	320,777,502	574,100,000
Repayments of credit facilities	(280,523,363)	(539,341,125)	(159,953,253)
Proceeds from debt securitization	—	348,250,000	—
Repayments of debt securitization	(318,210,176)	(30,039,824)	—
Proceeds from notes	225,000,000	—	—
Redemption of notes	(95,471,804)	—	(166,750,000)
Financing fees paid	(773,952)	(8,293,282)	(308,070)
Net proceeds related to issuance of common stock for MVC acquisition	160,354,027	—	99,839,845
Purchases of shares in repurchase plan	(7,130,632)	(23,356,506)	—
Common stock withheld for taxes upon vesting of restricted stock	—	—	(6,018,828)
Cash dividends / distributions paid	(31,325,222)	(26,927,706)	(21,074,312)
Purchase of common stock in tender offer	—	—	(51,002,289)
Net cash provided by financing activities	288,626,383	41,069,059	18,833,093
Net increase (decrease) in cash	70,495,896	9,564,583	(179,422,715)
Cash and foreign currencies, beginning of year	21,991,565	12,426,982	191,849,697
Cash and foreign currencies, end of year	$92,487,461	$21,991,565	$12,426,982
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,697,097	$20,063,847	$23,630,783
See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (4.0%)*(7) (9) (12)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	$29,000,000	$28,490,102	$28,420,000
			29,000,000	28,490,102	28,420,000

Accelerate Learning, Inc. (1.0%)*(7) (9) (12)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,461,410	7,258,435
			7,567,965	7,461,410	7,258,435

Accurus Aerospace Corporation (2.9%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 10/18, Due 10/24)	24,500,000	24,251,575	20,506,500
			24,500,000	24,251,575	20,506,500

ADE Holding (d/b/a AD Education) (0.8%)*(3) (7) (9) (19)	Education Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 01/20, Due 01/27)	5,459,746	4,977,557	5,459,746
			5,459,746	4,977,557	5,459,746

AEP Holdings, Inc. (1.8%)*(7) (9)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (18)	4,362,794	4,143,810	4,275,538
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (12)	8,902,516	8,727,725	8,724,466
			13,265,310	12,871,535	13,000,004

Aftermath Bidco Corporation (1.3%)* (7) (9) (12)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/19, Due 04/25)	9,425,284	9,265,301	9,335,155
			9,425,284	9,265,301	9,335,155

Ahead DB Borrower, LLC. (0.3%)*(7) (9) (12)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 10/20, Due 10/28)	2,139,295	2,076,161	2,075,117
			2,139,295	2,076,161	2,075,117

Air Canada 2020-2 Class B Pass Through Trust (1.1%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	7,500,000	7,500,000	8,077,169
			7,500,000	7,500,000	8,077,169

American Dental Partners, Inc. (1.3%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 11/18, Due 03/23)	9,800,000	9,786,672	9,396,240
			9,800,000	9,786,672	9,396,240

American Scaffold, Inc. (1.3%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/19, Due 09/25)	9,686,750	9,509,443	9,686,750
			9,686,750	9,509,443	9,686,750

Anagram Holdings, LLC (2.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	13,673,780	12,565,289	15,588,108
			13,673,780	12,565,289	15,588,108

Anchorage Capital CLO Ltd: Series 2013-1A (0.3%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class DR (LIBOR + 6.8%, 7.0% Cash, Acquired 03/20, Due 10/30)	2,000,000	1,743,066	2,000,156
			2,000,000	1,743,066	2,000,156

Anju Software, Inc. (1.9%)*(7) (12)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 02/19, Due 02/25)	13,701,182	13,442,543	13,385,963
			13,701,182	13,442,543	13,385,963

Apex Bidco Limited (0.3%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.50%, 7.0% Cash, Acquired 01/20, Due 01/27) (9) (15)	1,992,033	1,851,359	1,950,974
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	258,955	241,837	253,618
			2,250,988	2,093,196	2,204,592

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.7%)*(7) (9) (12)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.0% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,877,581	4,959,088
			4,959,088	4,877,581	4,959,088

Arch Global Precision LLC (2.3%)*(7) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 04/19, Due 04/26)	16,649,218	16,496,045	16,557,510
			16,649,218	16,496,045	16,557,510

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Archimede (0.4%)*(3) (7) (9) (17)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	$2,677,354	$2,510,391	$2,610,420
			2,677,354	2,510,391	2,610,420

Argus Bidco Limited (0.8%)*(3) (7) (9) (15)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)	5,715,005	5,383,300	5,543,555
			5,715,005	5,383,300	5,543,555

Armstrong Transport Group (Pele Buyer, LLC ) (1.0%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	5,354,941	5,277,976	5,302,778
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/20, Due 06/24)	2,000,318	1,964,493	2,000,318
			7,355,259	7,242,469	7,303,096

Ascensus Specialties, LLC (1.0%)*(7) (9) (10)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 09/19, Due 09/26)	7,019,401	6,959,939	6,978,909
			7,019,401	6,959,939	6,978,909

ASPEQ Heating Group LLC (1.2%)* (7) (9) (12)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,945,499	8,833,249	8,862,629
			8,945,499	8,833,249	8,862,629

Auxi International (0.2%)*(3) (7) (9) (19)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/19, Due 12/26)	1,712,970	1,514,901	1,682,438
			1,712,970	1,514,901	1,682,438

AVSC Holding Corp. (1.4%)*(9) (12)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 03/25)	4,904,496	4,313,104	4,165,780
		First Lien Senior Secured Term Loan (LIBOR + 4.50%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25)	748,116	682,722	665,823
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	4,951,086	4,816,560	5,668,994
			10,603,698	9,812,386	10,500,597

Bass Pro Group, LLC (0.3%)*(9) (12)	General Merchandise Stores	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.8% Cash, Acquired 03/20, Due 09/24)	1,979,540	1,793,950	1,983,083
			1,979,540	1,793,950	1,983,083

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.8%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/18, Due 12/24)	34,937,500	34,387,459	34,238,750
			34,937,500	34,387,459	34,238,750

Beacon Pointe Advisors, LLC (0.1%)*(7) (9) (12)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/20, Due 03/26)	631,591	611,703	631,591
			631,591	611,703	631,591

Benify (Bennevis AB) (0.2%)*(3) (7) (9) (20)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,588,980	1,366,586	1,576,555
			1,588,980	1,366,586	1,576,555

Black Diamond Equipment Rentals LLC (1.2%)*(7) (23)	Equipment Rental	Second Lien Loan (12.5% Cash, Acquired 12/20, Due 06/22)	7,500,000	7,500,000	7,500,000
		Warrant (1.0 unit, Acquired 12/20)		847,000	847,000
			7,500,000	8,347,000	8,347,000

British Airways 2020-1 Class B Pass Through Trust (0.2%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	1,500,000	1,500,000	1,661,827
			1,500,000	1,500,000	1,661,827

British Engineering Services Holdco Limited (1.1%)*(3) (7) (9) (15)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.5% Cash, Acquired 12/20, Due 12/27)	8,667,451	7,989,566	8,191,066
			8,667,451	7,989,566	8,191,066

Brown Machine Group Holdings, LLC (0.7%)*(7) (9) (12)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,241,933	5,286,022
			5,286,022	5,241,933	5,286,022

Cadent, LLC (f/k/a Cross MediaWorks) (1.0%)*(7) (9) (12)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 09/18, Due 09/23)	7,532,846	7,490,785	7,361,851
			7,532,846	7,490,785	7,361,851

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Carlson Travel, Inc (1.0%)*	Business Travel Management	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	$3,000,000	$2,362,500	$2,471,250
		Super Senior Senior Secured Term Loan (10.5% Cash, Acquired 12/20, Due 3/25)	4,239,000	4,149,608	4,376,768
		Common Stock (1,962 units, Acquired 11/20)(7)		88,290	68,670
			7,239,000	6,600,398	6,916,688

Carlyle Aviation Partners Ltd. (0.2%)*	Structured Finance	Structured Secured Note, Series 2019-2 - Class A (3.4% Cash, Acquired 3/20, Due 11/39)	912,844	826,343	863,003
		Structured Secured Note, Series 2018-2 - Class A (4.5% Cash, Acquired 3/20, Due 11/38)	432,194	391,920	408,302
			1,345,038	1,218,263	1,271,305

Centralis Finco S.a.r.l. (0.1%)*(3) (7) (9) (18)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	867,913	732,995	867,913
			867,913	732,995	867,913

Cineworld Group PLC (1.1%)*(3) (9) (13)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.50%, 2.8% Cash, Acquired 04/20, Due 02/25)	9,070,729	5,915,501	6,121,290
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,618,242	1,446,976	1,920,318
		Warrants (553,375 units, Acquired 12/20)		101,602	166,416
			10,688,971	7,464,079	8,208,024

Classic Collision (Summit Buyer, LLC) (1.6%)*(7) (9) (12)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/20, Due 01/26)	12,006,341	11,774,075	11,820,664
			12,006,341	11,774,075	11,820,664

CM Acquisitions Holdings Inc. (3.4%)*(7) (9) (13)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	24,655,278	24,287,477	24,196,657
			24,655,278	24,287,477	24,196,657

CMT Opco Holding, LLC (Concept Machine) (0.6%)*(7) (9) (12)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)	4,425,935	4,351,646	4,097,088
		LLC Units (8,309 units, Acquired 01/20)		332,904	230,492
			4,425,935	4,684,550	4,327,580

Command Alkon (Project Potter Buyer, LLC) (3.0%)*(7) (9) (10)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)	22,166,804	21,527,201	21,501,800
		Class A Units (90.384 units, Acquired 04/20)		90,384	93,510
		Class B Units (33,324.69 units, Acquired 04/20)		—	8,165
			22,166,804	21,617,585	21,603,475

Confie Seguros Holding II Co. (0.3%)*(9) (12)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,370,563	2,233,600
			2,500,000	2,370,563	2,233,600

Contabo Finco S.À R.L (0.2%)*(3) (7) (9) (18)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 10/19, Due 10/26)	1,483,377	1,310,386	1,454,918
			1,483,377	1,310,386	1,454,918

CSL DualCom (0.5%)*(3) (7) (9) (15)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 09/20, Due 09/27)	3,776,936	3,339,563	3,646,170
			3,776,936	3,339,563	3,646,170

Custom Alloy Corporation (4.8%)*(7) (23)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)	39,391,300	31,434,257	31,434,257
		Revolver (15.0% PIK, Acquired 12/20, Due 04/21)	3,745,808	3,228,308	3,228,308
			43,137,108	34,662,565	34,662,565

Dart Buyer, Inc. (1.7%)*(3) (7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 04/25)	12,310,907	12,092,929	12,188,061
			12,310,907	12,092,929	12,188,061

Diamond Sports Group, LLC (0.1%)*(9) (10)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 03/20, Due 08/26)	989,975	790,536	872,208
			989,975	790,536	872,208

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Discovery Education, Inc. (3.7%)*(7) (9) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	$27,000,000	$26,538,991	$26,527,500
			27,000,000	26,538,991	26,527,500

Distinct Holdings, Inc. (1.0%)*(7) (9) (10)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	7,516,792	7,453,665	7,475,638
			7,516,792	7,453,665	7,475,638

DreamStart Bidco SAS (d/b/a SmartTrade) (0.3%)*(3) (7) (9) (19)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.8% PIK, Acquired 03/20, Due 03/27)	2,232,173	1,939,189	2,176,655
			2,232,173	1,939,189	2,176,655

Dukane IAS, LLC (0.6%)*(7) (23)	Welding Equipment Manufacturer	Second Lien Note (10.5% Cash, 2.5% PIK, Acquired 12/20, Due 12/24)	4,604,374	4,604,374	4,604,374
			4,604,374	4,604,374	4,604,374

Envision Healthcare Corp. (0.4%)*(9) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 03/20, Due 10/25)	3,156,772	2,259,339	2,623,688
			3,156,772	2,259,339	2,623,688

Exeter Property Group, LLC (2.6%)*(7) (9) (10)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.7% Cash, Acquired 02/19, Due 08/24)	19,363,647	19,100,177	18,976,374
			19,363,647	19,100,177	18,976,374

F24 (Stairway BidCo Gmbh) (0.3%)*(3) (7) (9) (18)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 08/20, Due 08/27)	1,855,625	1,734,062	1,805,715
			1,855,625	1,734,062	1,805,715

FitzMark Buyer, LLC (0.5%)*(7) (9) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	3,529,412	3,429,854	3,429,412
			3,529,412	3,429,854	3,429,412

Foundation Risk Partners, Corp. (1.4%)*(7) (9) (12)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	8,789,777	8,575,855	8,576,718
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	1,722,222	1,588,593	1,602,355
			10,511,999	10,164,448	10,179,073

GoldenTree Loan Opportunities IX, Limited: Series 2014-9A (0.2%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class DR2 (LIBOR + 3.0%, 3.2% Cash, Acquired 03/20, Due 10/29)	1,250,000	916,935	1,231,963
			1,250,000	916,935	1,231,963

GTM Intermediate Holdings, Inc. (0.9%)*(7) (23)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 11/24)	5,115,750	5,064,593	5,064,593
		Common Stock (2 shares, Acquired 12/20)		1,078,778	1,078,778
			5,115,750	6,143,371	6,143,371

Gulf Finance, LLC (0.1%)*(9) (10)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 08/23)	1,048,305	944,246	788,105
			1,048,305	944,246	788,105

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.1%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	7,500,000	7,500,000	7,738,286
			7,500,000	7,500,000	7,738,286

Heartland, LLC (1.2%)*(7) (9) (12)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	8,831,018	8,667,194	8,582,892
			8,831,018	8,667,194	8,582,892

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.6%)*(3) (7) (9)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/19, Due 09/26)(19)	10,413,655	9,216,174	10,266,128
		First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 07/20, Due 09/26) (18)	1,092,757	820,169	1,092,757
			11,506,412	10,036,343	11,358,885

Highbridge Loan Management Ltd: Series 2014A-19 (0.1%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class E (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 07/30)	1,000,000	833,749	978,180
			1,000,000	833,749	978,180

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Highpoint Global LLC (0.7%)*(7) (23)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	$5,307,799	$5,286,568	$5,286,568
			5,307,799	5,286,568	5,286,568

Holley Performance Products (Holley Purchaser, Inc.) (2.4%)*(7) (9) (12)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.2% Cash, Acquired 10/18, Due 10/25)	16,936,387	16,754,221	16,936,387
			16,936,387	16,754,221	16,936,387

HTI Technology & Industries (1.70%)* (7) (23)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.8% PIK, Acquired 12/20, Due 09/24)	12,619,964	12,115,165	12,115,165
			12,619,964	12,115,165	12,115,165

HW Holdco, LLC (Hanley Wood LLC) (1.0%)*(7) (9) (12)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/18, Due 12/24)	7,527,218	7,396,115	7,527,218
			7,527,218	7,396,115	7,527,218

Hyperion Materials & Technologies, Inc. (1.9%)*(7) (9) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/19, Due 08/26)	13,855,795	13,643,767	13,700,560
			13,855,795	13,643,767	13,700,560

IGL Holdings III Corp. (1.9%)*(7) (9) (12)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	14,025,147	13,635,887	13,626,360
			14,025,147	13,635,887	13,626,360

IM Analytics Holding, LLC (d/b/a NVT) (1.0%)*(7) (9) (12)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)	8,209,191	8,147,872	6,982,738
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,209,191	8,147,872	6,982,738

INOS 19-090 GmbH (1.7%)*(3) (7) (9) (18)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 10/27)	12,275,911	11,888,699	11,934,913
			12,275,911	11,888,699	11,934,913

Institutional Shareholder Services, Inc. (0.7%)*(7) (9) (12)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,830,132	4,951,685
			4,951,685	4,830,132	4,951,685

International Precision Components (1.0%)*(7) (23)	Plastic Injection Molding	Second Lien Loan (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 10/24)	7,000,000	6,895,000	6,895,000
			7,000,000	6,895,000	6,895,000

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.9%)*(7) (9) (12)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	6,819,551	6,700,432	6,300,583
			6,819,551	6,700,432	6,300,583

Jade Bidco Limited (Jane's) (1.7%)*(3) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.8% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(13)	10,538,414	10,291,098	10,353,797
		First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(19)	2,057,007	1,813,166	2,020,971
			12,595,421	12,104,264	12,374,768

Jedson Engineering, Inc. (0.4%)*(7) (8) (23)	Engineering & Construction Management	First Lien Loan (12.0% Cash, 3.0% PIK, Acquired 12/20, Due 06/22)	9,560,423	3,000,000	3,000,000
			9,560,423	3,000,000	3,000,000

JetBlue 2019-1 Class B Pass Through Trust (0.7%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,721,693	4,721,693	5,048,044
			4,721,693	4,721,693	5,048,044

Kano Laboratories LLC (1.4%)*(7) (9) (12)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)	9,873,095	9,589,856	9,584,754
		Partnership Equity (227.2 units, Acquired 11/20)		227,198	227,200
			9,873,095	9,817,054	9,811,954

Kenan Advantage Group Inc. (0.6%)* (9) (10)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 07/22)	4,265,453	4,263,951	4,217,125
			4,265,453	4,263,951	4,217,125

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Kene Acquisition, Inc. (En Engineering) (1.0%)*(7) (9) (12)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	$7,298,712	$7,173,784	$7,202,679
			7,298,712	7,173,784	7,202,679

Kona Buyer, LLC (4.8%)*(7) (9) (12)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	35,000,000	34,132,135	34,125,000
			35,000,000	34,132,135	34,125,000

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.3%)*(7) (9) (12)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/18, Due 10/24)	9,218,032	9,083,136	8,987,581
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	184,312
			9,218,032	9,237,456	9,171,893

Learfield Communications, LLC (1.0%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(9)(10)	136,803	96,446	123,073
		First Lien Senior Secured Term Loan (LIBOR + 3.00%, 3.2% Cash, 10.0% PIK, Acquired 08/20, Due 12/23)(12)	7,181,368	7,117,163	7,133,468
			7,318,171	7,213,609	7,256,541

Legal Solutions Holdings (1.3%)*(7) (23)	Business Services	Senior Subordinated Loan (6.0% Cash, 10.0% PIK, Acquired 12/20, Due 03/22)	10,398,126	9,597,471	9,597,471
			10,398,126	9,597,471	9,597,471

MB2 Dental Solutions, LLC (1.0%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 6.7% Cash, Acquired 09/19, Due 09/23)	7,443,622	7,381,819	7,443,622
			7,443,622	7,381,819	7,443,622

Media Recovery, Inc. (SpotSee) (1.3%)*(7) (9) (12)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25)	9,179,626	8,873,020	9,018,983
			9,179,626	8,873,020	9,018,983

Modern Star Holdings Bidco Pty Limited. (1.4%)*(3) (7) (9) (22)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	10,482,797	9,973,821	10,101,881
			10,482,797	9,973,821	10,101,881

MSG National Properties (0.3%)*(3) (7) (9) (12)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	2,461,759	2,389,417	2,474,068
			2,461,759	2,389,417	2,474,068

Murphy Midco Limited (1.3%)*(3) (7) (9) (16)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.50%, 5.5% Cash, Acquired 11/20, Due 11/27)	9,904,416	9,228,222	9,508,239
			9,904,416	9,228,222	9,508,239

Music Reports, Inc. (0.8%)*(7) (9) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	5,592,972	5,459,912	5,469,461
			5,592,972	5,459,912	5,469,461

Neuberger Berman CLO Ltd: Series 2020-36A (0.3%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.81%, 8.0% Cash, Acquired 03/20, Due 04/33)	2,500,000	2,476,562	2,501,790
			2,500,000	2,476,562	2,501,790

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (1.6%)*(7) (9) (10)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	11,855,804	11,813,315	11,645,956
			11,855,804	11,813,315	11,645,956

Omni Intermediate Holdings, LLC (1.4%)*(7) (9) (10)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	10,000,000	9,700,263	9,700,000
			10,000,000	9,700,263	9,700,000

Options Technology Ltd. (1.3%)*(3) (7) (9) (12)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	9,796,552	9,583,342	9,633,049
			9,796,552	9,583,342	9,633,049

Pacific Health Supplies Bidco Pty Limited (2.5%)*(3) (7) (9) (21)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	18,489,367	17,237,355	17,919,335
			18,489,367	17,237,355	17,919,335

Pare SAS (SAS Maurice MARLE) (0.7%)*(3) (7) (9) (19)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, 1.5% PIK, Acquired 12/19, Due 12/26)	4,817,430	4,305,403	4,683,024
			4,817,430	4,305,403	4,683,024

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Patriot New Midco 1 Limited (Forensic Risk Alliance) (1.2%)*(3) (7) (9)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(12)	$4,489,471	$4,372,581	$4,388,907
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 02/20, Due 02/27) (18)	4,126,940	3,579,755	4,034,496
			8,616,411	7,952,336	8,423,403

PerTronix, LLC (1.1%)*(7) (9) (13)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	8,308,515	8,186,879	8,183,887
			8,308,515	8,186,879	8,183,887

Playtika Holding Corp. (0.5%)*(9) (12)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 03/20, Due 12/24)	3,800,000	3,536,230	3,818,582
			3,800,000	3,536,230	3,818,582

Premier Technical Services Group (Project Graphite) (0.4%)*(3) (7) (9) (15)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.3% Cash, Acquired 08/19, Due 06/26)	3,108,900	2,681,906	3,039,998
			3,108,900	2,681,906	3,039,998

Premium Franchise Brands, LLC (3.4%)*(7) (9) (12)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	25,000,000	24,501,666	24,500,000
			25,000,000	24,501,666	24,500,000

Process Equipment, Inc. (ProcessBarron) (0.8%)*(7) (9) (12)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,173,594	6,090,812	5,612,414
			6,173,594	6,090,812	5,612,414

Professional Datasolutions, Inc. (PDI) (2.3%)*(7) (9) (12)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	16,924,678	16,905,254	16,628,496
			16,924,678	16,905,254	16,628,496

PSC UK Pty Ltd. (0.4%)*(3) (7) (9) (15)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 11/19, Due 10/24)	2,684,817	2,439,292	2,614,299
			2,684,817	2,439,292	2,614,299

Questel Unite (3.1%)*(3) (7) (9) (18)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/27)	22,451,369	21,728,443	21,905,058
			22,451,369	21,728,443	21,905,058

Radwell International, LLC (1.9%)*(7) (9) (12)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	14,264,053	13,916,962	13,914,053
			14,264,053	13,916,962	13,914,053

Recovery Point Systems, Inc. (1.6%)*(7) (9) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 03/20, Due 07/26)	11,795,776	11,572,084	11,766,287
			11,795,776	11,572,084	11,766,287

REP SEKO MERGER SUB LLC (1.2%)* (7) (9) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	8,545,455	8,290,487	8,345,456
			8,545,455	8,290,487	8,345,456

RPX Corporation (2.4%)*(7) (9) (12)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	17,500,000	17,110,715	17,106,250
			17,500,000	17,110,715	17,106,250

RR Ltd: Series 2019-6A (0.3%)*(3) (12)	Structured Finance	Structured Secured Note - Class D (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 04/30)	2,000,000	1,661,539	2,000,124
			2,000,000	1,661,539	2,000,124

Ruffalo Noel Levitz, LLC (1.3%)*(7) (9) (12)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,616,736	9,552,719	9,567,718
			9,616,736	9,552,719	9,567,718

Safety Products Holdings, LLC (2.5%)* (9) (12)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(7)	18,108,567	17,559,056	17,555,609
		Common Stock (424.1 units, Acquired 12/20)		424,088	424,090
			18,108,567	17,983,144	17,979,699

Scaled Agile, Inc. (0.7%)*(7) (9) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,845,720	4,807,839	4,797,263
			4,845,720	4,807,839	4,797,263

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Serta Simmons Bedding LLC (1.5%)*(9) (10)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	$7,424,499	$7,234,063	$7,498,744
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,643,817	3,379,870	3,272,913
			11,068,316	10,613,933	10,771,657

SISU ACQUISITIONCO., INC. (2.2%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	16,132,835	15,811,282	15,810,178
			16,132,835	15,811,282	15,810,178

SMA Holdings, Inc. (1.0%)*(7) (23)	Consulting	First Lien Loan (11.0% Cash, Acquired 12/20, Due 06/24)	7,000,000	6,720,000	6,720,000
		Warrants (2.0 units, Acquired 12/20)		286,781	286,781
			7,000,000	7,006,781	7,006,781

Smile Brands Group Inc. (2.1%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.17%, 5.4% Cash, Acquired 10/18, Due 10/24)	5,880,607	5,842,184	5,824,154
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 10/24)	9,310,993	9,030,258	9,024,500
			15,191,600	14,872,442	14,848,654

SN BUYER, LLC (4.8%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 11/26)	35,000,000	34,304,393	34,300,000
			35,000,000	34,304,393	34,300,000

Springbrook Software (SBRK Intermediate, Inc.) (1.3%)*(7) (9) (12)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	9,349,719	9,152,983	9,201,599
			9,349,719	9,152,983	9,201,599

SSCP Pegasus Midco Limited (2.3%)*(3) (7) (9) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	17,664,989	16,498,614	16,733,353
			17,664,989	16,498,614	16,733,353

Syniverse Holdings, Inc. (2.2%)*(9) (12)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,480,454	16,048,735	15,749,365
			17,480,454	16,048,735	15,749,365

Team Health Holdings, Inc. (0.8%)*(9) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 02/24)	6,822,785	6,659,174	6,058,906
			6,822,785	6,659,174	6,058,906

The Hilb Group, LLC (2.1%)*(7) (9)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)(11)	11,667,719	11,413,365	11,541,707
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/19, Due 12/26)(12)	3,602,001	3,374,934	3,373,303
			15,269,720	14,788,299	14,915,010

Total Safety U.S. Inc. (0.9%)* (12)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,857,482	6,611,003	6,576,325
			6,857,482	6,611,003	6,576,325

Transit Technologies LLC (0.7%)*(7) (9) (12)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 02/20, Due 02/25)	6,035,305	5,859,123	5,221,746
			6,035,305	5,859,123	5,221,746

Transportation Insight, LLC (3.3%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 08/18, Due 12/24)	24,506,875	24,346,335	23,899,105
			24,506,875	24,346,335	23,899,105

Truck-Lite Co., LLC (3.0%)*(7) (9) (12)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	22,352,885	21,960,470	21,791,827
			22,352,885	21,960,470	21,791,827

Trystar, LLC (2.5%)*(7) (9) (12)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/18, Due 09/23)	17,596,398	17,384,658	17,288,461
		Class A LLC Units (384.5 units, Acquired 09/18)		395,995	339,474
			17,596,398	17,780,653	17,627,935

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Tuf-Tug, Inc. (0.1%)*(7) (23)	Safety Equipment Manufacturer	Common Stock (24.6 shares, Acquired 12/20)		$385,047	$385,047
				385,047	385,047

Turf Products, LLC (1.2%)*(7) (23)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	$8,697,056	8,383,962	8,383,962
			8,697,056	8,383,962	8,383,962

U.S. Gas & Electric, Inc. (0.2%)*(7) (23)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285,250	1,785,250	1,785,250
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(24)	2,485,469	—	—
			4,770,719	1,785,250	1,785,250

U.S. Silica Company (0.2%)*(3) (9) (10)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,487,525	1,490,312	1,299,724
			1,487,525	1,490,312	1,299,724

UKFast Leaders Limited (3.3%)*(3) (7) (9) (14)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 9/27)	24,226,278	22,140,865	23,625,466
			24,226,278	22,140,865	23,625,466

USF Holdings LLC (U.S. Farathane, LLC) (0.4%)*(9) (12)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 12/21)	3,088,580	3,092,541	2,849,214
			3,088,580	3,092,541	2,849,214

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.1%)*(7) (9) (12)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,388,428	16,165,710	15,226,488
			16,388,428	16,165,710	15,226,488

Utac Ceram (0.2%)*(3) (7) (9) (18)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)	1,713,064	1,524,242	1,651,143
			1,713,064	1,524,242	1,651,143

Validity, Inc. (0.6%)*(7) (9) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 07/19, Due 05/25)	5,025,862	4,896,882	4,586,098
			5,025,862	4,896,882	4,586,098

W2O Holdings, Inc. (0.0%)* (7) (9)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 5.0% Cash, Acquired 10/20, Due 06/25)	—	(115,981)	(104,214)
			—	(115,981)	(104,214)

Winebow Group, LLC, (The) (2.1%)*(9) (10)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 11/19, Due 07/21)	10,599,445	10,113,510	9,690,543
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 10/19, Due 01/22)	7,141,980	4,813,864	5,713,584
			17,741,425	14,927,374	15,404,127

World 50, Inc. (1.7%)*(7) (9) (10)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	3,313,191	3,218,141	3,313,191
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 01/26)	9,100,607	8,905,025	8,940,436
			12,413,798	12,123,166	12,253,627

Subtotal Non–Control / Non–Affiliate Investments (184.7%)			1,378,776,392	1,318,614,617	1,325,783,281

Affiliate Investments:(4)
Advantage Insurance, Inc. (0.8%)*(7) (23)	Banking, Finance, Insurance, & Real Estate	Preferred Stock (587,001 shares, Acquired 12/20)		5,946,641	5,946,641
				5,946,641	5,946,641

Jocassee Partners LLC (3.2%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		20,158,270	22,623,820
				20,158,270	22,623,820

JSC Tekers Holdings (0.7%)*(3) (7) (23)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753,000	4,753,000
		Common Stock (3,201 shares, Acquired 12/20)		—	—
				4,753,000	4,753,000

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2) (6)	Principal Amount	Cost	Fair Value
Security Holdings B.V. (4.9%)*(3) (7) (23)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/22)	$5,187,506	$5,187,508	$5,187,508
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	8,746,454	8,746,454	8,746,454
		Common Stock (1,099.5 shares, Acquired 12/20)		21,264,000	21,329,370
			13,933,960	35,197,962	35,263,332

Thompson Rivers LLC (1.4%)*(3)	Investment Funds & Vehicles	10% Member Interest, Acquired 06/20		10,000,000	10,011,840
				10,000,000	10,011,840

Subtotal Affiliate Investments (11.0%)			13,933,960	76,055,873	78,598,633

Control Investments:(5)
MVC Automotive Group Gmbh (2.3%)*(3) (7) (23)	Other Diversified Financial Services	Bridge Loan (6.0% Cash, Acquired 12/20, Due 12/21)	7,149,166	7,149,166	7,149,166
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,553,000	9,582,368
			7,149,166	16,702,166	16,731,534

MVC Private Equity Fund LP (1.3%)*(3) (23)	Investment Funds & Vehicles	General Partnership Interest		224,978	224,978
		Limited Partnership Interest		8,899,284	8,899,284
				9,124,262	9,124,262

Subtotal Control Investments (3.6%)			7,149,166	25,826,428	25,855,796

Short-Term Investments:

BlackRock, Inc. (4.2%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.08% yield)		30,000,000	30,000,000
				30,000,000	30,000,000

JPMorgan Chase & Co. (5.0%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.09% yield)		35,558,227	35,558,227
				35,558,227	35,558,227

Subtotal Short-Term Investments (9.1%)				65,558,227	65,558,227

Total Investments, December 31, 2020 (208.4%)*			$1,399,859,518	$1,486,055,145	$1,495,795,937

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020
Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counter Party	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$13,600,000	$—

Total Credit Support Agreement, December 31, 2020					$—
(a) The Credit Support Agreement covers all of the investments acquired by the Company from MVC Capital, Inc. ("MVC") in connection with the MVC Acquisition (as defined in “Note 11 – MVC Capital, Inc. Acquisition”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “Reference Portfolio”). Each investment that is included in the Reference Portfolio is denoted in the above Schedule of Investments with footnote (23).
(b)      The Company and Barings LLC entered into a Credit Support Agreement pursuant to which Barings LLC agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 and (2) the date on which the entire Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreement.

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$8,471,304	A$11,378,670	01/05/21	$(309,049)
Foreign currency forward contract (AUD)	A$11,378,670	$8,610,504	01/05/21	169,849
Foreign currency forward contract (AUD)	$148,019	A$193,882	04/06/21	(1,698)

Foreign currency forward contract (EUR)	$13,472,749	€11,406,604	01/05/21	(483,801)
Foreign currency forward contract (EUR)	€11,406,604	$13,518,023	01/05/21	438,526
Foreign currency forward contract (EUR)	$561,754	€456,604	04/06/21	1,944

Foreign currency forward contract (GBP)	$13,554,607	£10,215,299	01/05/21	(409,190)
Foreign currency forward contract (GBP)	£10,215,299	$13,717,678	01/05/21	246,118
Foreign currency forward contract (GBP)	$13,109,849	£9,672,758	04/06/21	(119,769)

Foreign currency forward contract (SEK)	$141,603	1,259,406kr	01/05/21	(11,748)
Foreign currency forward contract (SEK)	1,259,406kr	$152,396	01/05/21	955
Foreign currency forward contract (SEK)	$164,325	1,356,628kr	04/06/21	(1,028)

Total Foreign Currency Forward Contracts, December 31, 2020				$(478,891)
_______________________________________________________________
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended, (the "1940 Act") based on, among other things, the input of the Company's external investment adviser, Barings LLC ("Barings"), the Company’s Audit Committee and independent valuation firms that have been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of December 31, 2020 represented 208.4% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 23.4% of total investments at fair value as of December 31, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25%(inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended December 31, 2020 were as follows:

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2019 Value	Gross Additions (c)	Gross Reductions (d)	December 31, 2020 Value
Portfolio Company	Type of Investment(a)
Advantage Insurance, Inc.(e)	Preferred Stock (587,001 shares)	$—	$—	$—	$—	$5,946,641	$—	$5,946,641
		—	—	—	—	5,946,641	—	5,946,641

Jocassee Partners LLC	9.1% Member Interest	—	2,394,007	—	10,229,813	12,394,007	—	22,623,820
		—	2,394,007	—	10,229,813	12,394,007	—	22,623,820

JSC Tekers Holdings(e)	Common Stock (3,201 shares)	—	—	—	—	—	—	—
	Preferred Stock (9,159,085 shares)	—	—	—	—	4,753,000	—	4,753,000
		—	—	—	—	4,753,000	—	4,753,000

Security Holdings B.V(e)	Bridge Loan (5.0% PIK)	—	—	—	—	5,187,508	—	5,187,508
	Senior Subordinated Loan (3.1% PIK)	—	—	—	—	8,746,454	—	8,746,454
	Common Stock (1,099.5 shares)	—	65,370	—	—	21,329,370	—	21,329,370
		—	65,370	—	—	35,263,332	—	35,263,332

Thompson Rivers LLC	10% Member Interest	—	11,840	—	—	10,011,840	—	10,011,840
		—	11,840	—	—	10,011,840	—	10,011,840

Total Affiliate Investments		$—	$2,471,217	$—	$10,229,813	$68,368,820	$—	$78,598,633

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
(e) The fair value of the investment was determined using significant unobservable inputs.
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2020 in which the portfolio company is deemed to be a "Control Investment" of the Company are as follows:

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2019 Value	Gross Additions (c)	Gross Reductions (d)	December 31, 2020 Value
Portfolio Company	Type of Investment(a)
MVC Automotive Group GmbH(e)	Common Equity Interest (18,000 shares)	$—	$29,368	$—	$—	$9,582,368	$—	$9,582,368
	Bridge Loan (6.0% PIK)	—	—	9,532	—	7,149,166	—	7,149,166
		—	29,368	9,532	—	16,731,534	—	16,731,534

MVC Private Equity Fund LP(e)	Limited Partnership Interest	—	—	—	—	8,899,284	—	8,899,284
	General Partnership Interest	—	—	5,292	—	224,978	—	224,978
		—	—	5,292	—	9,124,262	—	9,124,262

Total Control Investments		$—	$29,368	$14,824	$—	$25,855,796	$—	$25,855,796
(a)     Equity and equity-linked investments are non-income producing, unless otherwise noted.
(b) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Control category.
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
(e) The fair value of the investment was determined using significant unobservable inputs.
(6)Some or all of the investment is or will be encumbered as security for the Company's $800.0 million senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the "February 2019 Credit Facility").
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Non-accrual investment.
(9)Debt investment includes interest rate floor feature.
(10)The interest rate on these loans is subject to 1 Month LIBOR, which as of December 31, 2020 was 0.14388%.
(11)The interest rate on these loans is subject to 2 Month LIBOR, which as of December 31, 2020 was 0.19038%.
(12)The interest rate on these loans is subject to 3 Month LIBOR, which as of December 31, 2020 was 0.23838%.
(13)The interest rate on these loans is subject to 6 Month LIBOR, which as of December 31, 2020 was 0.25763%.
(14)The interest rate on these loans is subject to 2 month GBP LIBOR, which as of December 31, 2020 was 0.06088%.
(15)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of December 31, 2020 was 0.02550%.
(16)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of December 31, 2020 was 0.02988%.
(17)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2020 was -0.55400%.
(18)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2020 was -0.54500%.
(19)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2020 was -0.526%.
(20)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2020 was -0.08500%.
(21)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2020 was 0.01000%.
(22)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2020 was 0.01000%.
(23)Investment was purchased as part of the MVC Acquisition and is part of the Reference Portfolio for purposes of the Credit Support Agreement.
(24)In 2017, MVC Capital, Inc. received $5.7 million of 9.5% second lien callable notes due in 2025, in lieu of an escrow to satisfy any indemnification claims associated with MVC Capital, Inc's sale of its equity investment in U.S. Gas & Electric. Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment. This loan is still subject to indemnification adjustments.

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (3.9%)*(5) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 7.25%, 9.2% Cash, Acquired 07/19, Due 07/25)	$22,445,913	$22,024,832	$22,000,839
			22,445,913	22,024,832	22,000,839

24 Hour Fitness Worldwide, Inc. (0.6%)*(4) (6) (8)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 05/25)	4,612,441	4,652,772	3,475,889
			4,612,441	4,652,772	3,475,889

Accelerate Learning, Inc. (1.3%)*(5) (7) (8)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 12/18, Due 12/24)	7,567,964	7,438,417	7,271,525
			7,567,964	7,438,417	7,271,525

Accurus Aerospace Corporation (4.1%)*(5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 10/18, Due 10/24)	24,750,000	24,442,153	23,423,629
			24,750,000	24,442,153	23,423,629

Acrisure, LLC (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 08/18, Due 11/23)	4,961,929	4,986,542	4,968,131
			4,961,929	4,986,542	4,968,131

ADMI Corp. (0.6%)*(6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 08/18, Due 04/25)	3,447,500	3,458,266	3,449,672
			3,447,500	3,458,266	3,449,672

Aftermath Bidco Corporation (2.1%)*(5) (7) (8)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.8% Cash, Acquired 04/19, Due 04/25)	12,259,030	12,010,502	12,016,813
			12,259,030	12,010,502	12,016,813

AlixPartners LLP (0.9%)*(6) (8)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 04/24)	4,961,735	4,980,608	4,985,005
			4,961,735	4,980,608	4,985,005

Alliant Holdings LP (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 05/25)	4,922,531	4,929,349	4,919,775
			4,922,531	4,929,349	4,919,775

American Dental Partners, Inc. (1.7%)*(5) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 11/18, Due 03/23)	9,900,000	9,880,958	9,751,500
			9,900,000	9,880,958	9,751,500

American Scaffold, Inc. (1.7%)*(5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 09/19, Due 09/25)	9,784,844	9,574,185	9,576,821
			9,784,844	9,574,185	9,576,821

Anju Software, Inc. (2.4%)*(5) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.4% Cash, Acquired 02/19, Due 02/25)	13,820,065	13,505,384	13,485,435
			13,820,065	13,505,384	13,485,435

Apex Tool Group, LLC (1.2%)*(4) (6) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 08/18, Due 08/24)	7,145,435	7,014,166	7,032,680
			7,145,435	7,014,166	7,032,680

Applied Systems Inc. (0.9%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 09/19, Due 09/24)	4,963,321	4,993,617	4,978,360
			4,963,321	4,993,617	4,978,360

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.9%)*(5) (7) (8)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 10.1% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,857,998	4,859,316
			4,959,088	4,857,998	4,859,316

Arch Global Precision LLC (1.4%)*(5) (7) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.6% Cash, Acquired 04/19, Due 04/26)	8,285,058	8,160,532	8,202,739
			8,285,058	8,160,532	8,202,739

Armstrong Transport Group (Pele Buyer, LLC ) (0.8%)*(5) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.5% Cash, Acquired 06/19, Due 06/24)	4,679,427	4,581,840	4,575,617
			4,679,427	4,581,840	4,575,617

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Ascend Learning, LLC (0.9%)*(6) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 07/24)	$4,961,928	$4,971,130	$4,989,864
			4,961,928	4,971,130	4,989,864

Ascensus Specialties, LLC (1.4%)*(5) (7) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.4% Cash, Acquired 09/19, Due 09/26)	8,092,810	8,014,212	8,023,386
			8,092,810	8,014,212	8,023,386

ASPEQ Heating Group LLC (1.8%)*(5) (7) (8)	Building Products, Air and Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 11/19, Due 11/25)	10,535,858	10,381,002	10,403,101
			10,535,858	10,381,002	10,403,101

AssuredPartners Capital, Inc. (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 10/24)	4,957,568	4,966,915	4,968,722
			4,957,568	4,966,915	4,968,722

Auxi International (1.0%)*(3) (5) (7) (8)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/19, Due 12/26)	5,578,822	5,359,131	5,429,359
			5,578,822	5,359,131	5,429,359

Avantor, Inc. (0.3%)*(3) (6) (8)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 11/24)	1,477,017	1,494,467	1,489,320
			1,477,017	1,494,467	1,489,320

Aveanna Healthcare Holdings, Inc. (0.8%)*(6) (8)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 10/18, Due 03/24)	1,473,559	1,457,678	1,415,545
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 10/18, Due 03/24)	3,529,748	3,530,607	3,400,700
			5,003,307	4,988,285	4,816,245

AVSC Holding Corp. (1.4%)*(4) (5) (6) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.1% Cash, Acquired 08/18, Due 03/25)	7,879,699	7,843,898	7,840,301
			7,879,699	7,843,898	7,840,301

Bausch Health Companies Inc. (0.8%)*(3) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.7% Cash, Acquired 08/18, Due 05/25)	4,581,718	4,600,701	4,604,627
			4,581,718	4,600,701	4,604,627

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.3%)*(5) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 12/18, Due 12/24)	24,750,000	24,326,180	24,449,263
			24,750,000	24,326,180	24,449,263

Benify (Bennevis AB) (0.2%)*(3) (5) (7) (8)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.75%, 5.85% Cash, Acquired 07/19, Due 07/26)	1,394,029	1,363,957	1,373,219
			1,394,029	1,363,957	1,373,219

Berlin Packaging LLC (1.5%)*(4) (5) (6) (8)	Forest Products /Containers	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.7% Cash, Acquired 08/18, Due 11/25)	8,372,500	8,389,597	8,297,734
			8,372,500	8,389,597	8,297,734

Blackhawk Network Holdings Inc. (0.9%)*(6) (8)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 11/18, Due 06/25)	4,962,217	4,962,217	4,957,056
			4,962,217	4,962,217	4,957,056

Brown Machine Group Holdings, LLC (0.9%)*(5) (7) (8)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,231,847	5,016,305
			5,286,022	5,231,847	5,016,305

Cadent, LLC (f/k/a Cross MediaWorks) (1.4%)*(5) (7) (8)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 09/18, Due 09/23)	7,866,556	7,806,344	7,827,224
			7,866,556	7,806,344	7,827,224

Capital Automotive LLC (0.9%)*(6) (8)	Automotive Retail	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 09/18, Due 03/24)	4,987,277	4,999,916	4,998,199
			4,987,277	4,999,916	4,998,199

CM Acquisitions Holdings Inc. (f/k/a Campaign Monitor (UK) Limited) (3.5%)*(5) (7) (8)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.5% Cash, Acquired 05/19, Due 05/25)	20,537,685	20,188,267	20,161,398
			20,537,685	20,188,267	20,161,398

Confie Seguros Holding II Co. (0.4%)*(5) (7) (8)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.4% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,350,797	2,312,500
			2,500,000	2,350,797	2,312,500

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Contabo Finco S.À R.L (0.9%)*(3) (5) (7) (8)	Internet Software and Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.75% Cash, Acquired 10/19, Due 10/26)	$5,069,246	$4,853,087	$4,900,448
			5,069,246	4,853,087	4,900,448

Container Store Group, Inc., (The) (0.5%)*(6) (7) (8)	Retail	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 09/18, Due 09/23)	2,929,197	2,931,249	2,753,445
			2,929,197	2,931,249	2,753,445

Core & Main LP (0.7%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 08/24)	3,979,695	3,995,692	3,978,024
			3,979,695	3,995,692	3,978,024

CPG Intermediate LLC (0.4%)*(6) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 11/24)	2,110,623	2,112,734	2,122,506
			2,110,623	2,112,734	2,122,506

CPI International Inc. (0.8%)*(6) (8)	Electronic Components	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 07/24)	4,747,070	4,753,808	4,557,187
			4,747,070	4,753,808	4,557,187

Dart Buyer, Inc. (1.8%)*(3) (5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 04/19, Due 04/25)	10,571,782	10,307,197	10,315,912
			10,571,782	10,307,197	10,315,912

Dimora Brands, Inc. (0.5%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 08/24)	2,941,442	2,944,373	2,919,381
			2,941,442	2,944,373	2,919,381

Distinct Holdings, Inc. (1.3%)*(5) (7) (8)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 04/19, Due 12/23)	7,592,719	7,509,950	7,519,228
			7,592,719	7,509,950	7,519,228

Duff & Phelps Corporation (1.2%)*(4) (6) (8)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 02/25)	6,754,286	6,769,081	6,725,310
			6,754,286	6,769,081	6,725,310

Edelman Financial Center, LLC, The (f/k/a Edelman Financial Group, Inc.) (0.9%)*(6) (8)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 07/25)	4,962,406	4,999,143	4,986,176
			4,962,406	4,999,143	4,986,176

Endo International PLC (1.3%)*(3) (4) (6) (8)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.1% Cash, Acquired 09/18, Due 04/24)	7,878,788	7,939,415	7,524,242
			7,878,788	7,939,415	7,524,242

Exeter Property Group, LLC (2.2%)*(5) (7) (8)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.2% Cash, Acquired 02/19, Due 08/24)	12,437,500	12,276,532	12,351,037
			12,437,500	12,276,532	12,351,037

ExGen Renewables IV, LLC (f/k/a Exelon Corp.) (0.5%)*(3) (6) (8)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 09/18, Due 11/24)	2,865,257	2,888,576	2,822,278
			2,865,257	2,888,576	2,822,278

Eyemart Express (0.6%)*(6) (8)	Retail	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 08/24)	3,452,217	3,462,081	3,456,463
			3,452,217	3,462,081	3,456,463

Fieldwood Energy LLC (1.5%)*(4) (5) (6) (8)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.2% Cash, Acquired 08/18, Due 04/22)	10,000,000	10,065,208	8,322,200
			10,000,000	10,065,208	8,322,200

Filtration Group Corporation (0.8%)*(6) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 03/25)	4,774,230	4,804,208	4,788,840
			4,774,230	4,804,208	4,788,840

Flex Acquisition Holdings, Inc. (1.7%)*(4) (5) (6) (8)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	9,782,731	9,800,160	9,695,077
			9,782,731	9,800,160	9,695,077

Frazer Consultants, LLC (d/b/a Tribute Technology) (1.3%)*(5) (7) (8)	Software Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.7% Cash, Acquired 11/19, Due 08/23)	7,742,985	7,667,700	7,684,869
			7,742,985	7,667,700	7,684,869

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Graftech International Ltd. (1.6%)*(3) (4) (6) (7) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 02/25)	$9,013,889	$9,081,525	$8,980,087
			9,013,889	9,081,525	8,980,087

Gulf Finance, LLC (0.1%)*(4) (8)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 10/18, Due 08/23)	1,058,979	920,988	826,003
			1,058,979	920,988	826,003

Harbor Freight Tools USA Inc.(1.0%)*(6) (8)	Specialty Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 08/23)	5,979,675	5,931,148	5,951,870
			5,979,675	5,931,148	5,951,870

Hayward Industries, Inc. (1.4%)*(4) (6) (8)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 08/24)	8,221,922	8,247,578	8,147,924
			8,221,922	8,247,578	8,147,924

Heartland, LLC (0.9%)*(5) (7) (8)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 08/19, Due 08/25)	5,504,030	5,260,931	5,280,431
			5,504,030	5,260,931	5,280,431

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.2%)*(3) (5) (7) (8)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 09/19, Due 09/26)	6,948,082	6,633,562	6,713,253
			6,948,082	6,633,562	6,713,253

Hertz Corporation (The) (1.0%)*(3) (6) (8)	Rental & Leasing Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 06/23)	5,814,910	5,806,679	5,845,206
			5,814,910	5,806,679	5,845,206

Holley Performance Products (Holley Purchaser, Inc.) (3.9%)*(5) (7) (8)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 10/18, Due 10/25)	22,309,650	22,020,784	22,015,260
			22,309,650	22,020,784	22,015,260

Hub International Limited (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 04/25)	4,962,217	4,966,855	4,955,666
			4,962,217	4,966,855	4,955,666

HW Holdco, LLC (f/k/a Hanley Wood LLC) (1.3%)*(5) (7) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.1% Cash, Acquired 12/18, Due 12/24)	7,584,677	7,422,931	7,447,061
			7,584,677	7,422,931	7,447,061

Hyland Software Inc. (0.9%)*(6) (8)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 07/24)	4,962,312	5,001,673	4,984,046
			4,962,312	5,001,673	4,984,046

Hyperion Materials & Technologies, Inc. (2.4%)*(5) (7) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 7.3% Cash, Acquired 08/19, Due 08/26)	13,995,753	13,751,206	13,873,283
			13,995,753	13,751,206	13,873,283

IM Analytics Holding, LLC (d/b/a NVT) (1.6%)*(5) (7) (8)	Electronic Instruments and Components	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 8.4% Cash, Acquired 11/19, Due 11/23)	9,292,112	9,201,220	9,222,019
		Warrant (77,265 units, Acquired 11/19)		—	—
			9,292,112	9,201,220	9,222,019

Immucor Inc. (0.4%)*(4) (8)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 09/18, Due 06/21)	2,466,061	2,486,174	2,454,496
			2,466,061	2,486,174	2,454,496

Infor Software Parent, LLC (0.9%)*(6) (8)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 02/22)	4,970,073	4,976,381	4,989,606
			4,970,073	4,976,381	4,989,606

Institutional Shareholder Services, Inc. (0.8%)*(5) (7) (8)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 10.4% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,816,340	4,840,149
			4,951,685	4,816,340	4,840,149

Internet Brands, Inc.(f/k/a Micro Holding Corp.) (0.7%)*(6) (8)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 08/18, Due 09/24)	3,969,543	3,992,088	3,973,949
			3,969,543	3,992,088	3,973,949

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
ION Trading Technologies Ltd. (2.5%)*(3) (4) (6) (8)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 6.1% Cash, Acquired 08/18, Due 11/24)	$14,773,869	$14,745,732	$14,145,980
			14,773,869	14,745,732	14,145,980

IRB Holding Corporation (0.7%)*(6) (8)	Food Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 08/18, Due 02/25)	3,969,697	3,984,302	3,990,657
			3,969,697	3,984,302	3,990,657

Jade Bidco Limited (4.2%)*(3) (5) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 11/19, Due 12/26)	20,933,517	20,363,170	20,377,010
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 11/19, Due 12/26)	3,748,582	3,581,938	3,648,928
			24,682,099	23,945,108	24,025,938

Jaguar Holding Company I (0.9%)*(6) (8)	Life Sciences Tools & Services	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 08/22)	4,922,680	4,923,566	4,945,620
			4,922,680	4,923,566	4,945,620

Kenan Advantage Group Inc. (1.1%)*(4) (5) (6) (8)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 07/22)	6,203,297	6,200,149	6,145,172
			6,203,297	6,200,149	6,145,172

Kene Acquisition, Inc. (1.1%)*(5) (7) (8)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.2% Cash, Acquired 08/19, Due 08/26)	6,635,895	6,488,912	6,490,475
			6,635,895	6,488,912	6,490,475

K-Mac Holdings Corp. (0.2%)*(6) (8)	Restaurants	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 03/25)	994,342	997,356	979,925
			994,342	997,356	979,925

Kronos Inc. (1.1%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 08/18, Due 11/23)	5,998,096	6,018,120	6,024,727
			5,998,096	6,018,120	6,024,727

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.4%)*(5) (7) (8)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 10/18, Due 10/24)	7,887,705	7,666,906	7,550,895
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	163,135
			7,887,705	7,821,226	7,714,030

LTI Holdings, Inc. (1.9%)*(4) (6) (8)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 09/18, Due 09/25)	11,850,000	11,906,192	10,610,016
			11,850,000	11,906,192	10,610,016

Mallinckrodt Plc (0.5%)*(3) (4) (5) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.9% Cash, Acquired 08/18, Due 09/24)	3,254,149	3,243,401	2,648,519
			3,254,149	3,243,401	2,648,519

MB2 Dental Solutions, LLC (0.8%)*(5) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 09/19, Due 09/23)	4,723,425	4,670,058	4,671,419
			4,723,425	4,670,058	4,671,419

Media Recovery, Inc. (0.6%)*(5) (7) (8)	Containers, Packaging and Glass	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 11/19, Due 11/25)	3,233,126	3,169,337	3,176,175
			3,233,126	3,169,337	3,176,175

Men's Wearhouse, Inc. (The) (1.4%)*(4) (6) (8)	Apparel Retail	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.9% Cash, Acquired 08/18, Due 04/25)	9,845,114	9,928,392	7,843,307
			9,845,114	9,928,392	7,843,307

Nautilus Power, LLC (0.6%)*(6) (8)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 09/18, Due 05/24)	3,220,650	3,234,041	3,206,157
			3,220,650	3,234,041	3,206,157

NFP Corp. (1.5%)*(4) (6) (8)	Specialized Finance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 01/24)	8,564,081	8,562,584	8,521,261
			8,564,081	8,562,584	8,521,261

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (2.1%)*(5) (7) (8)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 10/18, Due 10/25)	$11,994,231	$11,943,470	$11,870,574
			11,994,231	11,943,470	11,870,574

NVA Holdings, Inc. (0.7%)*(6) (8)	Health Care Facilities	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 6.5% Cash, Acquired 08/18, Due 02/25)	3,979,900	3,973,472	3,975,761
			3,979,900	3,973,472	3,975,761

Omaha Holdings LLC (0.9%)*(6) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 03/24)	4,961,929	4,991,732	4,961,929
			4,961,929	4,991,732	4,961,929

Omnitracs, LLC (0.8%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.7% Cash, Acquired 08/18, Due 03/25)	4,619,141	4,606,867	4,600,387
			4,619,141	4,606,867	4,600,387

Options Technology Ltd. (1.9%)*(3) (5) (7) (8)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.5% Cash, Acquired 12/19, Due 12/25)	11,090,100	10,810,546	10,838,484
			11,090,100	10,810,546	10,838,484

Ortho-Clinical Diagnostics Bermuda Co. Ltd. (2.0%)*(4) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.3% Cash, Acquired 08/18, Due 06/25)	11,286,170	11,289,852	11,142,722
			11,286,170	11,289,852	11,142,722

Pare SAS (SAS Maurice MARLE) (2.4%)*(3) (5) (7) (8)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 5.75% Cash, 1.0% PIK, Acquired 12/19, Due 12/26)	13,918,994	13,521,804	13,640,614
			13,918,994	13,521,804	13,640,614

PAREXEL International Corp. (1.1%)*(4) (6) (8)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 09/24)	6,680,843	6,655,192	6,544,821
			6,680,843	6,655,192	6,544,821

Penn Engineering & Manufacturing Corp. (0.3%)*(6) (8)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 06/24)	1,684,725	1,696,539	1,682,619
			1,684,725	1,696,539	1,682,619

PeroxyChem Holdings, L.P. (1.5%)*(5) (7) (8)	Diversified Chemicals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.1% Cash, Acquired 10/19, Due 09/24)	8,415,118	8,374,666	8,384,879
			8,415,118	8,374,666	8,384,879

Phoenix Services International LLC (0.5%)*(6) (8)	Steel	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 08/18, Due 03/25)	2,954,887	2,964,982	2,757,885
			2,954,887	2,964,982	2,757,885

PODS Enterprises, Inc. (0.9%)*(6) (8)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 12/24)	4,961,943	4,975,275	4,982,088
			4,961,943	4,975,275	4,982,088

Premier Technical Services Group (0.5%)*(3) (5) (7) (8)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.5% Cash, Acquired 08/19, Due 08/26)	2,875,549	2,533,643	2,752,808
			2,875,549	2,533,643	2,752,808

Pro Mach Inc. (1.0%)*(5) (6) (8)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 08/18, Due 03/25)	5,909,774	5,893,603	5,847,013
			5,909,774	5,893,603	5,847,013

ProAmpac Intermediate Inc. (1.7%)*(4) (6) (8)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 11/23)	9,846,482	9,857,895	9,680,372
			9,846,482	9,857,895	9,680,372

Process Equipment, Inc. (1.1%)*(5) (7) (8)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.9% Cash, Acquired 03/19, Due 03/25)	6,762,500	6,635,562	6,546,325
			6,762,500	6,635,562	6,546,325

Professional Datasolutions, Inc. (PDI) (4.0%)*(5) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.4% Cash, Acquired 03/19, Due 10/24)	23,158,008	23,120,723	22,879,936
			23,158,008	23,120,723	22,879,936

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
PSC UK Pty Ltd. (0.6%)*(3) (5) (7) (8)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.3% Cash, Acquired 11/19, Due 11/24)	$3,625,921	$3,396,509	$3,494,295
			3,625,921	3,396,509	3,494,295

Qlik Technologies Inc. (Alpha Intermediate Holding, Inc.) (0.9%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.5% Cash, Acquired 08/18, Due 04/24)	4,974,555	4,974,727	4,977,689
			4,974,555	4,974,727	4,977,689

Red Ventures, LLC (1.0%)*(6) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 11/24)	5,954,774	5,985,039	5,990,919
			5,954,774	5,985,039	5,990,919

RedPrairie Holding, Inc. (0.9%)*(6) (8)	Computer Storage & Peripherals	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.6% Cash, Acquired 09/18, Due 10/23)	4,961,637	4,990,946	4,989,571
			4,961,637	4,990,946	4,989,571

Renaissance Learning, Inc. (0.9%)*(6) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 05/25)	5,391,318	5,387,730	5,354,711
			5,391,318	5,387,730	5,354,711

Reynolds Group Holdings Ltd. (0.9%)*(6) (8)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 02/23)	4,961,637	4,979,527	4,973,297
			4,961,637	4,979,527	4,973,297

Ruffalo Noel Levitz, LLC (1.7%)*(5) (7) (8)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 01/19, Due 05/22)	9,714,617	9,607,656	9,641,334
			9,714,617	9,607,656	9,641,334

Scaled Agile, Inc. (0.9%)*(5) (7) (8)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 7.0% Cash, Acquired 06/19, Due 06/24)	4,986,980	4,940,603	4,941,809
			4,986,980	4,940,603	4,941,809

SCI Packaging Inc. (0.9%)*(6) (8)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 08/18, Due 04/24)	4,961,832	4,952,139	4,940,149
			4,961,832	4,952,139	4,940,149

Seadrill Ltd. (0.9%)*(3) (4) (8)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 09/18, Due 02/21)	9,809,097	9,508,856	4,883,066
			9,809,097	9,508,856	4,883,066

Seaworld Entertainment, Inc. (1.0%)*(3) (6) (8)	Leisure Facilities	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 03/24)	5,954,081	5,945,241	5,978,910
			5,954,081	5,945,241	5,978,910

Serta Simmons Bedding LLC (0.6%)*(4) (5) (8)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.2% Cash, Acquired 10/19, Due 11/23)	4,961,929	3,927,986	3,184,963
			4,961,929	3,927,986	3,184,963

SIWF Holdings, Inc. (1.6%)*(4) (6) (8)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 6.0% Cash, Acquired 08/18, Due 06/25)	9,350,501	9,403,797	9,303,749
			9,350,501	9,403,797	9,303,749

SK Blue Holdings, LP (0.7%)*(6) (7) (8)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.8% Cash, Acquired 09/18, Due 10/25)	4,160,612	4,158,472	4,129,407
			4,160,612	4,158,472	4,129,407

Smile Brands Group Inc. (0.9%)*(5) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.6% Cash, Acquired 10/18, Due 10/24)	5,390,141	5,339,191	5,293,980
			5,390,141	5,339,191	5,293,980

Solenis International, LLC (f/k/a Solenis Holdings, L.P.) (1.4%)*(5) (6) (8)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.9% Cash, Acquired 08/18, Due 06/25)	7,880,000	7,922,706	7,781,500
			7,880,000	7,922,706	7,781,500

SonicWALL, Inc. (0.8%)*(6) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.4% Cash, Acquired 08/18, Due 05/25)	4,455,000	4,457,031	4,336,185
			4,455,000	4,457,031	4,336,185

Springbrook Software (SBRK Intermediate, Inc.) (1.8%)*(5) (7) (8)	Enterprise Software and Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 12/19, Due 12/26)	10,520,990	10,269,533	10,294,130
			10,520,990	10,269,533	10,294,130

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
SRS Distribution, Inc. (0.9%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 09/18, Due 05/25)	$4,974,811	$4,899,772	$4,930,038
			4,974,811	4,899,772	4,930,038

SS&C Technologies, Inc. (0.3%)*(3) (6) (8)	Computer & Electronics Retail	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 4.0% Cash, Acquired 10/18, Due 04/25)	1,742,327	1,738,643	1,753,042
			1,742,327	1,738,643	1,753,042

Syniverse Holdings, Inc. (1.7%)*(4) (6) (8)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.8% Cash, Acquired 08/18, Due 03/23)	10,342,105	10,306,230	9,612,573
			10,342,105	10,306,230	9,612,573

Tahoe Subco 1 Ltd. (2.6%)*(3) (4) (6) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.7% Cash, Acquired 09/18, Due 06/24)	14,800,754	14,806,789	14,677,463
			14,800,754	14,806,789	14,677,463

Team Health Holdings, Inc. (1.0%)*(4) (6) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 02/24)	6,893,671	6,679,490	5,560,159
			6,893,671	6,679,490	5,560,159

Tempo Acquisition LLC (1.0%)*(6) (8)	Investment Banking & Brokerage	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 4.5% Cash, Acquired 09/18, Due 05/24)	5,589,753	5,606,977	5,618,876
			5,589,753	5,606,977	5,618,876

The Hilb Group, LLC (1.8%)*(5) (7) (8)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.4% Cash, Acquired 12/19, Due 12/26)	10,357,834	10,029,427	10,049,762
			10,357,834	10,029,427	10,049,762

Total Safety U.S. Inc. (0.8%)*(5) (8)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.9% Cash, Acquired 11/19, Due 08/25)	4,937,500	4,668,972	4,650,533
			4,937,500	4,668,972	4,650,533

Transportation Insight, LLC (3.9%)*(5) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.3% Cash, Acquired 08/18, Due 12/24)	22,286,485	22,088,329	22,245,067
			22,286,485	22,088,329	22,245,067

Truck-Lite Co., LLC (3.7%)*(5) (7) (8)	Automotive Parts and Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 8.1% Cash, Acquired 12/19, Due 12/24)	21,794,872	21,298,442	21,337,947
			21,794,872	21,298,442	21,337,947

Trystar, LLC (2.9%)*(5) (7) (8)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 09/18, Due 09/23)	15,999,318	15,782,579	15,963,771
		LLC Units (361.5 units, Acquired 09/18)		361,505	597,581
			15,999,318	16,144,084	16,561,352

U.S. Anesthesia Partners, Inc. (2.4%)*(4) (6) (8)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 06/24)	13,585,533	13,637,823	13,534,587
			13,585,533	13,637,823	13,534,587

U.S. Silica Company (0.2%)*(3) (4) (5) (8)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.8% Cash, Acquired 08/18, Due 05/25)	1,502,945	1,506,348	1,324,200
			1,502,945	1,506,348	1,324,200

USF Holdings LLC (0.5%)*(6) (7) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 5.3% Cash, Acquired 08/18, Due 12/21)	3,224,841	3,233,041	2,902,357
			3,224,841	3,233,041	2,902,357

USIC Holdings, Inc. (1.2%)*(5) (6) (8)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 12/23)	6,896,886	6,925,717	6,866,746
			6,896,886	6,925,717	6,866,746

USI Holdings Corp. (0.9%)*(6) (8)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.9% Cash, Acquired 08/18, Due 05/24)	4,961,929	4,956,994	4,956,967
			4,961,929	4,956,994	4,956,967

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.8%)*(5) (7) (8)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 7.7% Cash, Acquired 11/18, Due 11/24)	16,513,432	16,260,417	16,107,839
			16,513,432	16,260,417	16,107,839

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Validity, Inc. (0.7%)*(5) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 6.7% Cash, Acquired 07/19, Due 05/25)	$4,178,543	$3,989,821	$3,977,081
			4,178,543	3,989,821	3,977,081

Venator Materials LLC (0.3%)*(3) (6) (8)	Commodity Chemicals	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 09/18, Due 08/24)	1,562,199	1,566,972	1,547,873
			1,562,199	1,566,972	1,547,873

Veritas Bermuda Intermediate Holdings Ltd. (0.8%)*(6) (8)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 6.3% Cash, Acquired 09/18, Due 01/23)	4,961,735	4,784,696	4,767,235
			4,961,735	4,784,696	4,767,235

VF Holding Corp. (2.1%)*(4) (5) (6) (8)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.0% Cash, Acquired 08/18, Due 07/25)	11,880,000	11,885,248	11,728,768
			11,880,000	11,885,248	11,728,768

Wilsonart, LLC (0.9%)*(6) (8)	Building Products	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 5.2% Cash, Acquired 11/18, Due 12/23)	4,961,832	4,961,832	4,970,118
			4,961,832	4,961,832	4,970,118

Winebow Group, LLC, (The) (1.7%)*(4) (5) (8)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 5.5% Cash, Acquired 11/19, Due 07/21)	7,088,420	6,425,336	6,361,857
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 9.3% Cash, Acquired 10/19, Due 01/22)	4,911,766	3,314,045	3,209,004
			12,000,186	9,739,381	9,570,861

Wink Holdco, Inc. (0.7%)*(6) (8)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.8% Cash, Acquired 08/18, Due 12/24)	3,969,620	3,967,724	3,972,121
			3,969,620	3,967,724	3,972,121

Xperi Corp. (0.4%)*(3) (6) (8)	Semiconductor Equipment	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 4.3% Cash, Acquired 08/18, Due 12/23)	2,049,364	2,042,322	2,048,729
			2,049,364	2,042,322	2,048,729

Subtotal Non–Control / Non–Affiliate Investments			1,099,631,654	1,085,886,720	1,066,845,054

Affiliate Investment: (9)
Jocassee Partners LLC (1.8%)*(3) (5) (8)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		10,158,270	10,229,813
				10,158,270	10,229,813

Subtotal Affiliate Investment				10,158,270	10,229,813

Short-Term Investments

BNY Mellon Investment Advisor, Inc. (12.6%)*(4) (5)	Money Market Fund	Dreyfus Government Cash Management Fund (1.5% yield)		71,963,994	71,963,994
				71,963,994	71,963,994

Federated Investment Management Company (4.3%)*(6)	Money Market Fund	Federated Government Obligation Fund (1.5% yield)		24,604,946	24,604,946
				24,604,946	24,604,946

Subtotal Short-Term Investments			—	96,568,940	96,568,940

Total Investments, December 31, 2019 (205.6%)*			$1,099,631,654	$1,192,613,930	$1,173,643,807

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
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and, in accordance with the Company's valuation policies and procedures, an independent valuation firm that has been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to either LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
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
(9)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended December 31, 2019 were as follows:

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
Also on April 3, 2018, the Company entered into a stock purchase and transaction agreement (the "Externalization Agreement") with Barings LLC ("Barings" or the "Adviser"), through which Barings agreed to become the investment adviser to the Company in exchange for (1) a payment by Barings of $85.0 million directly to the Company’s stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of the Company's common stock at net asset value and (3) a commitment from Barings to purchase up to $50.0 million of shares of the Company's common stock in the open market at prices up to and including the Company's then-current net asset value per share for a two-year period, after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares of the Company's common stock at the greater of the Company's then-current net asset value per share and market price (collectively, the "Externalization Transaction"). The Asset Sale Transaction and the Externalization Transaction are collectively referred to as the "Transactions." The Transactions were approved by the Company's stockholders at the Company's July 24, 2018 special meeting of stockholders.
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
In connection with the closing of the Asset Sale Transaction, the Company caused notices to be issued to the holders of its unsecured notes issued in October 2012 and November 2012 due 2022 (the “December 2022 Notes”) and to holders of its unsecured notes issued in February 2015 due 2022 (the “March 2022 Notes”) regarding the redemption of all $80.5 million in aggregate principal amount of the December 2022 Notes and all $86.3 million in aggregate principal amount of the March 2022 Notes, in each case, on August 30, 2018. The December 2022 Notes and the March 2022 Notes were redeemed at 100% of their principal amount ($25.00 per Note), plus the accrued and unpaid interest thereon from June 15, 2018 to, but excluding, August 30, 2018, which resulted in a loss on the extinguishment of debt of $2.9 million. In furtherance of the redemption, on July 31, 2018, the Company irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes, funds in trust for the purposes of redeeming all of the issued and outstanding December 2022 Notes and March 2022 Notes and paying all sums due and payable under the indenture and supplements thereto. As a result, the Company’s obligations under the indenture and supplements thereto relating to the December 2022 Notes and the March 2022 Notes were satisfied and discharged as of July 31, 2018, except with respect to those obligations that the indenture expressly provides shall survive the satisfaction and discharge of the indenture. In addition, in connection with the closing of the Asset

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Sale Transaction, the Company terminated its senior secured credit facility entered into in May 2015 and subsequently amended in May 2017 which resulted in a loss on the extinguishment of debt of $4.1 million.
The Company's former wholly-owned subsidiaries, Triangle Mezzanine Fund II LP ("Triangle SBIC II") and Triangle Mezzanine Fund III LP ("Triangle SBIC III") were specialty finance limited partnerships that were formed to make investments primarily in lower middle-market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies ("SBICs") under the authority of the United States Small Business Administration ("SBA"). In connection with the closing of the Asset Sale Transaction, the Company repaid all of its outstanding SBA-guaranteed debentures and surrendered the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III. The Company recognized a loss on extinguishment of debt of $3.5 million related to the repayment of its outstanding SBA-guaranteed debentures.
The Externalization Transaction closed on August 2, 2018 (the "Externalization Closing"). Effective as of the Externalization Closing, the Company changed its name from Triangle Capital Corporation to Barings BDC, Inc. and on August 3, 2018 began trading on the New York Stock Exchange ("NYSE") under the symbol "BBDC."
In connection with the Externalization Closing, the following events occurred:
•On August 2, 2018, the Company entered into an investment advisory agreement (the "Original Advisory Agreement") and an administration agreement (the "Administration Agreement") with the Adviser pursuant to which the Adviser serves as the Company’s investment adviser and administrator and manages its investment portfolio which initially consisted primarily of the cash proceeds received in connection with the Asset Sale Transaction.
•On August 2, 2018, the Company issued 8,529,917 shares of the Company's common stock to the Adviser at a price of $11.723443 per share, or an aggregate of $100.0 million in cash, in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Rule 506 of Regulation D thereunder (the "Stock Issuance").
•On August 2, 2018, the Company entered into a registration rights agreement with the Adviser with respect to the shares of the Company's common stock acquired in the Stock Issuance.
•On August 7, 2018, the Company launched a $50.0 million issuer tender offer (the "Tender Offer"). Pursuant to the Tender Offer, on September 11, 2018, the Company purchased 4,901,961 shares of the Company's common stock at a purchase price of $10.20 per share, for an aggregate cost of approximately $50.0 million, excluding fees and expenses relating to the Tender Offer. The shares of common stock purchased in the Tender Offer represented approximately 8.7% of the Company’s issued and outstanding shares as of September 6, 2018.
•On September 24, 2018, the Adviser entered into a Rule 10b5-1 Purchase Plan, (the "10b5-1 Plan"), that qualified for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of the Company's common stock on the open market on behalf of the Adviser in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with the Adviser's obligation under the Externalization Agreement to enter into a trading plan pursuant to which the Adviser committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, the Adviser fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of the Company's common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, the Adviser had purchased 5,084,302 shares of the Company's common stock pursuant to the 10b5-1 Plan and as of December 31, 2020, owned a total of 13,639,681 shares of our common stock, or 20.9% of the total shares outstanding.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. Prior to the Externalization Transaction, the Company was internally managed by its executive officers under the supervision of its Board of Directors (the "Board"). During this period, the Company did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. On August 2, 2018, the Company entered into the Original Advisory Agreement and became an externally-managed BDC managed by the Adviser. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the Amended and Restated Advisory Agreement (as defined in “Note 2 - Agreements and Related Party Transactions”) (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement) and the Administration Agreement. See “Note 2 - Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
interim and annual periods beginning after December 15, 2019. The Company adopted the aforementioned guidance on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020- 04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020- 04 on its consolidated financial statements.
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
The 2019 Share Repurchase Plan was executed in accordance with applicable rules under the Exchange Act including Rules 10b5-1 and 10b-18 thereunder, as well as certain price, market volume and timing constraints specified in the 2019 Share Repurchase Plan. The 2019 Share Repurchase Plan was designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company was delegated the authority to repurchase shares on the Company's behalf in the open market, pursuant to, and under the terms and limitations of, the 2019 Share Repurchase Plan. During the year ended December 31, 2019, the Company repurchased a total of 2,333,261 shares of its common stock in the open market under the 2019 Share Repurchase Plan at an average price of $10.01 per share, including broker commissions.
On February 27, 2020, the Board approved an open-market share repurchase program for the 2020 fiscal year (the “2020 Share Repurchase Program”). Under the 2020 Share Repurchase Program, the Company was authorized during fiscal year 2020 to repurchase up to a maximum of 5.0% of the amount of shares outstanding as of February 27, 2020 if shares traded below NAV per share, subject to liquidity and regulatory constraints.
Purchases under the 2020 Share Repurchase Program were made in open-market transactions and included transactions being executed by a broker selected by the Company that had been delegated the authority to repurchase shares on the Company's behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. During the year ended December 31, 2020, the Company repurchased a total of 989,050 shares of its common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.21 per share, including broker commissions.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Company determines the fair value of its investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Company assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
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
Investment Valuation Process
The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
At least annually, the Adviser conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While the Adviser is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process the Adviser continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. The Adviser believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e. exit prices).
The Company's money market fund investments are generally valued using Level 1 inputs and its equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. The Company’s syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. The Company's middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
For the year ended December 31, 2019, the Company engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter which consisted of certain limited procedures that the Company identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consisted of a review of the quarterly fair values of the Company's middle-market investments, and were generally performed with respect to each investment every quarter beginning in the quarter after the investment was made.
Beginning with the first quarter of 2020, the Company revised its valuation process to require that the Procedures generally be performed with respect to each middle-market investment at least once in every calendar year and for new investments, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures were generally performed with respect to an investment where there was a significant change in the fair value or performance of the investment.
Beginning with the fourth quarter of 2020, the fair value of bank loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market bank loans, are generally submitted to independent providers to perform an independent valuation on those bank loans and equity investments as of the end of each quarter. Such bank loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such bank loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. The Adviser continued to use its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If the Advisers’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether the Company's investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and the independent valuation firm.
Valuation Techniques
The Company's valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Company will utilize alternative approaches such as broker quotes or manual prices. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
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
Valuation of Investments in MVC Private Equity Fund LP
The Company estimates the fair value of its investment in MVC Private Equity Fund LP (the "MVC PE Fund") using the net asset value of the MVC PE Fund and its ownership percentage. The net asset value of the MVC PE Fund is determined in accordance with the specialized accounting guidance for investment companies.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of December 31, 2020 and 2019. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes(1)	$650,550,710	Yield Analysis	Market Yield	4.7% – 16.2%	7.4%
	3,000,000	Liquidation Analysis	Adjusted EBITDA Multiple	0.05x – 0.15x	0.10x
	399,692,333	Recent Transaction	Transaction Price	96.0% – 100.0%	97.8%
Subordinated debt and 2nd lien notes(2)	109,851,771	Yield Analysis	Market Yield	6.0% – 26.0%	16.7%
	13,933,960	Market Approach	Adjusted EBITDA Multiple	5.0x – 6.0x	5.50x
	4,959,088	Recent Transaction	Transaction Price	100%	100%
Equity shares(3)	39,178,157	Market Approach	Adjusted EBITDA Multiple	0.8x – 11.8x	4.80x
	4,752,997	Real Estate - Cost Approach	Replacement Cost (CZK/m2)	1,237 to 1,892	1,892
		Real Estate - Cost Approach	Depreciation Factor	0.50 to 1.00	0.81
		Real Estate - Income Approach	Market Rent CZK/Year	CZK5,011,718 to CZK8,700,000	CZK5,011,718
		Real Estate - Income Approach	Cap Rate	6.0% to 7.0%	6.5%
		Real Estate - Income Approach	Adj. Factor for Development Zone	n/a	1.15
	227,200	Recent Transaction	Transaction Price	$1,000	$1,000
Equity warrants	1,133,781	Market Approach	Adjusted EBITDA Multiple	4.8x-9.0x	6.0x
(1)Excludes investments with an aggregate fair value amounting to $2,474,068, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $2,075,117, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $68,670, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
(1)Excludes investments with an aggregate fair value amounting to $26,592,519, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $2,312,500, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
Significant increases or decreases in any of the above unobservable inputs in isolation, including changes in market yields, discount rates or EBITDA multiples, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company's investments.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are "Affiliated Persons" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control / Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2020 the Company had one investment that was on non-accrual. As of December 31, 2019, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain payment-in-kind ("PIK") interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Fee income for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31
	2020	2019	2018
Recurring Fee Income:
Amortization of loan origination fees	$2,179,859	$914,197	$1,374,049
Management, valuation and other fees	867,465	275,510	427,628
Total Recurring Fee Income	3,047,324	1,189,707	1,801,677
Non-Recurring Fee Income:
Prepayment fees	84,151	59,617	1,191,943
Acceleration of unamortized loan origination fees	536,906	694,971	1,932,367
Advisory, loan amendment and other fees	412,255	172,525	242,914
Total Non-Recurring Fee Income	1,033,312	927,113	3,367,224
Total Fee Income	$4,080,636	$2,116,820	$5,168,901

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of both December 31, 2020 and 2019, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2020 and December 31, 2019, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 2.5% and 2.3%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
As of December 31, 2020, all of the Company's assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currency
As of December 31, 2020 the Company held two investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, seventeen investments that were denominated in Euros and eleven investments that were denominated in British pounds sterling. As of December 31, 2019, the Company held one investment that was denominated in Swedish kronas, five investments that were denominated in Euros and two investments that were denominated in British pounds sterling.
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
In addition, during the years ended December 31, 2020 and 2019, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Consolidated Statements of Operations.
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
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2020:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 28, 2018	March 14, 2018	March 28, 2018	$0.30	$14,407,000	$—	$14,407,000
August 29, 2018	September 20, 2018	September 27, 2018	0.03	1,539,000	—	1,539,000
October 11, 2018	December 14, 2018	December 21, 2018	0.10	5,128,000	—	5,128,000
Total 2018 dividends and distributions			$0.43	$21,074,000	$—	$21,074,000
February 27, 2019	March 13, 2019	March 20, 2019	$0.12	$6,107,000	$—	$6,107,000
May 9, 2019	June 12, 2019	June 19, 2019	0.13	6,541,000	—	6,541,000
July 26, 2019	September 11, 2019	September 18, 2019	0.14	6,935,000	—	6,935,000
October 29, 2019	December 11, 2019	December 18, 2019	0.15	7,345,000	—	7,345,000
Total 2019 dividends and distributions			$0.54	$26,928,000	$—	$26,928,000
February 27, 2020	March 11, 2020	March 18, 2020	$0.16	$7,824,000	$—	$7,824,000
April 30, 2020	June 10, 2020	June 17, 2020	0.16	7,674,000	—	7,674,000
August 5, 2020	September 9, 2020	September 16, 2020	0.16	7,674,000	—	7,674,000
November 9, 2020	November 25, 2020	December 2, 2020	0.17	8,153,000	—	8,153,000
Total 2020 dividends and distributions			$0.65	$31,325,000	$—	$31,325,000
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
2. Agreements and Related Party Transactions
On August 2, 2018, the Company entered into the Original Advisory Agreement and the Administration Agreement with the Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In connection with the MVC Acquisition (as defined in “Note 11 – MVC Capital, Inc. Acquisition”), on December 23, 2020, the Company entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with the Adviser, following approval of the Amended and Restated

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Advisory Agreement by the Company’s stockholders at its December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021.
The Amended and Restated Advisory Agreement amended the Original Advisory Agreement to, among other things, (i) reduce the annual base management fee payable to the Adviser from 1.375% to 1.250% of the Company’s gross assets, (ii) reset the commencement date for the rolling 12-quarter “look-back” provision used to calculate the income incentive fee and incentive fee cap to January 1, 2021 from January 1, 2020 and (iii) describe the fact that the Company may enter into guarantees, sureties and other credit support arrangements with respect to one or more of its investments, including the impact of these arrangements on the income incentive fee cap.
Investment Advisory Agreement
Pursuant to the Amended and Restated Advisory Agreement, the Adviser manages the Company's day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
The Amended and Restated Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the "IA Indemnified Parties"), are entitled to indemnification from the Company for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of any actions or omissions or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Amended and Restated Advisory Agreement or otherwise as an investment adviser of the Company. The Adviser’s services under the Amended and Restated Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Amended and Restated Advisory Agreement is not adversely affected.
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
Under the Amended and Restated Advisory Agreement, the Company pays the Adviser (i) a base management fee (the "Base Management Fee") and (ii) an incentive fee (the "Incentive Fee") as compensation for the investment advisory and management services it provides the Company thereunder.
Pre-January 1, 2021 Base Management Fee
For the period from January 1, 2020 through December 31, 2020, the Base Management Fee was calculated based on the Company's gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.375%. The annual rate of the Base Management Fee was

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
1.0% for the period from August 2, 2018 through December 31, 2018, and was 1.125% for the period commencing on January 1, 2019 through December 31, 2019.
The Base Management Fee was payable quarterly in arrears on a calendar quarter basis. The Base Management Fee was calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter were appropriately pro-rated.
For the years ended December 31, 2020 and December 31, 2019, the Base Management Fee determined in accordance with the terms of the Original Advisory Agreement was approximately $14.3 million and $12.1 million, respectively. As of December 31, 2020, the Base Management Fee of $3.4 million for the three months ended December 31, 2020 was unpaid and included in "Base management fees payable" in the accompanying Consolidated Balance Sheets. As of December 31, 2019, the Base Management Fee of $3.3 million for the three months ended December 31, 2019 was unpaid and included in "Base management fees payable" in the accompanying Consolidated Balance Sheets.
For the year ended December 31, 2018, the Base Management Fee determined in accordance with the terms of the Original Advisory Agreement was approximately $4.2 million. For the quarter ended September 30, 2018, the calculation of the Base Management Fee under the terms of the Original Advisory Agreement was based on the average of the Company's gross assets, excluding cash and cash equivalents, as of March 31, 2018 and June 30, 2018, both of which were dates prior to the consummation of the Transactions. For the quarter ended December 31, 2018, the calculation of the Base Management Fee under the terms of the Original Advisory Agreement was based on the average of the Company's gross assets, excluding cash and cash equivalents, as of June 30, 2018, which was prior to the Transactions, and September 30, 2018. In light of this fact, and in order to ensure that the Adviser did not earn a Base Management Fee on assets that it did not manage prior to the Transactions, the Adviser calculated the Base Management Fee for the quarter ended September 30, 2018 based on the Company's average gross assets as of August 2, 2018 and September 30, 2018, excluding (i) cash and cash equivalents, (ii) short-term investments, (iii) unsettled purchased investments and (iv) assets subject to participation agreements (the “Q3 2018 Adjusted Management Fee”). For the quarter ended December 31, 2018, the Adviser calculated the Base Management Fee based on the Company's average gross assets as of September 30, 2018 and December 31, 2018, excluding (i) cash and cash equivalents, (ii) short-term investments, (iii) unsettled purchased investments and (iv) assets subject to participation agreements (the “Q4 2018 Adjusted Management Fee,” and together with the Q3 2018 Adjusted Management Fee,” the “FY 2018 Adjusted Management Fee”). The Adviser voluntary agreed to waive the difference between the $4.2 million Base Management Fee calculated under the terms of the Original Advisory Agreement and the FY 2018 Adjusted Management Fee, which resulted in a net Base Management Fee of approximately $2.7 million for the year ended December 31, 2018 after taking into account a waiver of approximately $1.5 million based on the calculations noted above.
Post-December 31, 2020 Base Management Fee
Beginning January 1, 2021, the Base Management Fee is calculated based on the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.25%. The Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee will be calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter will be appropriately pro-rated.
Pre-January 1, 2021 Incentive Fee
For the period from August 2, 2018 through December 31, 2020, under the Original Advisory Agreement, the Incentive Fee was comprised of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the "Pre-2021 Income-Based Fee") and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year (the "Pre-2021 Capital Gains Fee").

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The Pre-2021 Income-Based Fee was calculated as follows:
(i)For each quarter from and after August 2, 2018 through December 31, 2019 (the "Pre-2020 Period"), the Pre-2021 Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter for which such fees were being calculated. In respect of the Pre-2020 Period, "Pre-Incentive Fee Net Investment Income" meant interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant calendar quarter, minus the Company’s operating expenses for such quarter (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(ii)For each quarter beginning on and after January 1, 2020 (the "Post-2019 Period"), the Pre-2021 Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and the eleven preceding calendar quarters (or such fewer number of preceding calendar quarters counting each calendar quarter beginning on or after January 1, 2020) (each such period referred to as the "Pre-2021 Trailing Twelve Quarters") for which such fees were being calculated and was payable promptly following the filing of the Company’s financial statements for such quarter. In respect of the Post-2019 Period, "Pre-Incentive Fee Net Investment Income" meant interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant Pre-2021 Trailing Twelve Quarters, minus the Company’s operating expenses for such Pre-2021 Trailing Twelve Quarters (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee) divided by the number of quarters that comprise the relevant Pre-2021 Trailing Twelve Quarters. Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(iii)Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less senior securities constituting indebtedness and preferred stock) at the end of the calendar quarter for which such fees were being calculated, was compared to a "hurdle rate", expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 2% per quarter (8% annualized). The Company paid the Adviser the Pre-2021 Income-Based Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
(1)(a) With respect to the Pre-2020 Period, no Pre-2021 Income-Based Fee for any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) did not exceed the hurdle rate;
(b) With respect to the Post-2019 Period, no Pre-2021 Income-Based Fee for any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) did not exceed the hurdle rate;
(2)(a) With respect to the Pre-2020 Period, 100% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeded the hurdle rate

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
(b) With respect to the Post-2019 Period, 100% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeded the hurdle rate but was less than 2.5% (10% annualized) (the "Post-2019 Catch-Up Amount"). The Post-2019 Catch-Up Amount was intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) when the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) reached 2% per quarter (8% annualized);
(3)(a) With respect to the Pre-2020 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for such quarter, if any, that exceeded the Pre-2020 Catch-Up Amount; and
(b) With respect to the Post-2019 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeded the Post-2019 Catch-Up Amount.
However, with respect to the Post-2019 Period, the Pre-2021 Income-Based Fee paid to the Adviser would in no event be in excess of the Pre-2021 Incentive Fee Cap. With respect to the Post-2019 Period, the "Pre-2021 Incentive Fee Cap" for any quarter was an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Pre-2021 Trailing Twelve Quarters minus (b) the aggregate Pre-2021 Income-Based Fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Pre-2021 Trailing Twelve Quarters.
Cumulative Net Return meant (x) the aggregate net investment income in respect of the relevant Pre-2021 Trailing Twelve Quarters minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Pre-2021 Trailing Twelve Quarters. If, in any quarter, the Pre-2021 Incentive Fee Cap was zero or a negative value, the Company paid no Pre-2021 Income-Based Fee to the Adviser for such quarter. If, in any quarter, the Pre-2021 Incentive Fee Cap for such quarter was a positive value but was less than the Pre-2021 Income-Based Fee that was payable to the Adviser for such quarter (before giving effect to the Pre-2021 Incentive Fee Cap) calculated as described above, the Company paid a Pre-2021 Income-Based Fee to the Adviser equal to the Pre-2021 Incentive Fee Cap for such quarter. If, in any quarter, the Pre-2021 Incentive Fee Cap for such quarter was equal to or greater than the Pre-2021 Income-Based Fee that was payable to the Adviser for such quarter (before giving effect to the Pre-2021 Incentive Fee Cap) calculated as described above, the Company paid an Pre-2021 Income-Based Fee to the Adviser equal to the Pre-2021 Income-Based Fee calculated as described above for such quarter without regard to the Pre-2021 Incentive Fee Cap.
Net Capital Loss in respect of a particular period meant the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.
The Pre-2021 Capital Gains Fee was determined and payable in arrears as of the end of each calendar year, commencing with the calendar year ended on December 31, 2018, and was calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount was positive at the end of such year, then the Pre-2021 Capital Gains Fee payable for such year was equal to 20% of such amount, less the cumulative aggregate amount of

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Pre-2021 Capital Gains Fees paid in all prior years. If such amount was negative, then there was no Pre-2021 Capital Gains Fee payable for such year. The Company did not pay any Incentive Fees for the years ended December 31, 2020, 2019 and 2018.
Post-December 31, 2020 Incentive Fee
Beginning January 1, 2021, the Incentive Fee continues to consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. Under the Amended and Restated Advisory Agreement, a portion of the Incentive Fee is based on the Company's income (the “ Income-Based Fee”) and a portion is based on the Company's capital gains (the “Capital Gains Fee”), each as described below:
(i) The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of the Company's first eleven calendar quarters that commences on or after January 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Quarters. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 2.0% (8% annualized) by the aggregate of the Company's net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. For this purpose, under the Amended and Restated Advisory Agreement, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Income-Based Fee and the Capital Gains Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation:
The calculation of the Income-Based Fee for each quarter is as follows:
(A) No Income-Based Fee will be payable to the Adviser in any calendar quarter in which the Company's aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Amount;
(B) 100% of the Company's aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.5% (10% annualized) by the Company's net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company's Pre-Incentive Fee Net Investment Income when the Company's Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Quarters; and
(C) For any quarter in which the Company's aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Income-Based Fee shall equal 20% of the amount of the Company's Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Hurdle Amount and Catch-Up Amount will have been achieved.
Subject to the Incentive Fee Cap described below, the amount of the Income-Based Fee that will be paid to the Adviser for a particular quarter will equal the excess of the aggregate Income-Based Fee so calculated less the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
(ii) The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no Income-Based Fee to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Income-Based Fee calculated in accordance with paragraph (i) above, we will pay the Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Income-Based Fee calculated in accordance with paragraph (i) above, we will pay the Adviser the Income-Based Fee for such quarter.
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses on the Company's assets, whether realized or unrealized, in such period and (ii) aggregate capital gains or other gains on the Company's assets (including, for the avoidance of doubt, the value ascribed to any credit support arrangement in the Company's financial statements even if such value is not categorized as a gain therein), whether realized or unrealized, in such period.
(iii) The second part of the Incentive Fee (the “Capital Gains Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Amended and Restated Advisory Agreement), commencing with the calendar year ended on December 31, 2018, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company's cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company's cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the calendar year ended on December 31, 2018. If such amount is negative, then there is no Capital Gains Fee payable for such year. If this Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
Under the Amended and Restated Advisory Agreement, the "cumulative aggregate realized capital gains" are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company's portfolio when sold and (b) the accreted or amortized cost basis of such investment.
The cumulative aggregate realized capital losses are calculated as the sum of the differences, if negative, between (a) the net sales price of each investment in the Company's portfolio when sold and (b) the accreted or amortized cost basis of such investment.
The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company's portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.
Under the Amended and Restated Advisory Agreement, the “accreted or amortized cost basis of an investment” shall mean the accreted or amortized cost basis of such investment as reflected in the Company’s financial statements.
Payment of Company Expenses
Under the Amended and Restated Advisory Agreement, all investment professionals of the Adviser and its staff, when and to the extent engaged in providing services required to be provided by the Adviser under the Amended and Restated Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company, except that

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
all costs and expenses relating to the Company's operations and transactions, including, without limitation, those items listed in the Amended and Restated Advisory Agreement, will be borne by the Company.
Administration Agreement
Under the terms of the Administration Agreement, the Adviser performs (or oversees, or arranges for, the performance of) the administrative services necessary for the operation of the Company, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Adviser, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Adviser also, on behalf of the Company and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, valuation experts, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
The Company will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by the Company and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by the Company under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. The costs and expenses incurred by the Adviser on behalf of the Company under the Administration Agreement include, but are not limited to:
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
•the actual cost of goods and services used for the Company and obtained by the Adviser from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other methods conforming with generally accepted accounting principles;
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
For the years ended December 31, 2020 and 2019, the Company incurred and was invoiced by the Adviser for expenses of approximately $1.6 million and $2.3 million, respectively, under the terms of the Administration Agreement. For the year ended December 31, 2018, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million. As of December 31, 2020, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2020 were unpaid and included in "Administrative fees payable" in the accompanying Consolidated Balance Sheets. As of December 31, 2019, the administrative expenses of $0.4 million incurred for the three months ended December 31, 2019 were unpaid and included in "Administrative fees payable" in the accompanying Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the Merger (as defined in “Note 11 – MVC Capital, Inc. Acquisition”), the Company entered into a Credit Support Agreement (the “Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. A summary of the material terms of the Credit Support Agreement are as follows:
•The Credit Support Agreement covers all of the investments in the Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Reference Portfolio over (2) the aggregate realized and unrealized gains on the Reference Portfolio, in each case from the date of the closing of the Merger through the Designated Settlement Date (up to a $23.0 million cap) (such amount, the “Covered Losses”). For purposes of the Credit Support Agreement, “Designated Settlement Date” means the earlier of (1) January 1, 2031 and (2) the date on which the entire Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the Credit Support Agreement if the aggregate realized and unrealized gains on the Reference Portfolio exceed realized and unrealized losses of the Reference Portfolio on the Designated Settlement Date.
•The Adviser will settle any credit support obligation under the Credit Support Agreement as follows. If the Covered Losses are greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the Credit Support Agreement, the Adviser will irrevocably waive during the Waiver Period (as defined below) (1) the incentive fees payable under the Amended and Restated Advisory Agreement (including any incentive fee calculated on an annual basis during the Waiver Period), and (2) in the event that Covered Losses exceed such incentive fee, the base management fees payable under the Amended and Restated Advisory Agreement. The “Waiver Period” means the four quarterly measurement periods immediately following the quarter in which the Designated Settlement Date occurs. If the Covered Losses exceed the aggregate amount of incentive fees and base management fees waived by the Adviser during the Waiver Period, then, on the date on which the last incentive fee or base management fee payment would otherwise be due during the Waiver Period, the Adviser shall make a cash payment to the Company equal to the positive difference between the Covered Losses and the aggregate amount of incentive fees and base management fees previously waived by the Adviser during the Waiver Period.
•The Credit Support Agreement and the rights of the Company thereunder shall automatically terminate if the Adviser (or an affiliate of the Adviser) ceases to serve as the investment adviser to the Company or any successor thereto, other than as a result of the voluntary termination by the Adviser of its investment advisory agreement with the Company. In the event of such a voluntary termination by the Adviser of the then-current investment advisory agreement with the Company, the Adviser will remain obligated to provide the credit support contemplated by the Credit Support Agreement. In the event of a non-voluntary termination of the advisory agreement or its expiration (due to non-renewal by the Board, the Adviser will have no obligations under the Credit Support Agreement.
The Credit Support Agreement is intended to give stockholders of the combined company downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the Merger. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the Credit Support Agreement. Any cash payment from the Adviser to the Company under the Credit Support Agreement will be excluded from the combined company’s incentive fee calculations under the Amended and Restated Advisory Agreement.
When the Company and the Adviser entered into the Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and is included in "Additional paid-in capital" in the accompanying Consolidated Balance Sheets. In addition, the Credit Support Agreement will be accounted for as a derivative in

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
accordance with ASC 815, Derivatives and Hedging, and is included in "Credit support agreement" in the accompanying Consolidated Balance Sheets.
3. Investments
Portfolio Composition
The Company invests predominately in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured products, bonds and other fixed income securities. Structured products include collateralized loan obligations and asset-backed securities. The Adviser's existing SEC co-investment exemptive relief under the 1940 Act, permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount and unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%	163%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9	19
Structured products	30,071,808	2	32,508,845	2	5
Equity shares	44,693,645	3	44,651,114	3	6
Equity warrants	1,235,383	—	1,300,197	—	—
Investments in joint ventures / PE fund	39,282,532	3	41,759,922	3	6
Short-term investments	65,558,227	4	65,558,227	4	9
	$1,486,055,145	100%	$1,495,795,937	100%	208%
December 31, 2019:
Senior debt and 1st lien notes	$1,070,031,715	90%	$1,050,863,369	90%	184%
Subordinated debt and 2nd lien notes	15,339,180	1	15,220,969	1	3
Equity shares	515,825	—	760,716	—	—
Investment in joint venture	10,158,270	1	10,229,813	1	2
Short-term investments	96,568,940	8	96,568,940	8	17
	$1,192,613,930	100%	$1,173,643,807	100%	206%
During the year ended December 31, 2020, the Company made 76 new investments totaling $743.2 million, purchased $185.0 million of investments as part of the MVC Acquisition, made investments in existing portfolio companies totaling $114.6 million, made a new joint venture equity investment totaling $10.0 million and made an additional investment in one existing joint venture equity portfolio company totaling $10.0 million.
During the year ended December 31, 2019, the Company made 43 new investments totaling $425.9 million, investments in existing portfolio companies totaling $14.0 million and made one new joint venture equity investment totaling $10.2 million.
During the year ended December 31, 2018, subsequent to the Transactions, the Company purchased $1,314.6 million in syndicated senior secured loans and made new investments in nineteen middle-market portfolio companies totaling $237.2 million. Prior to the Transactions, in the year ended December 31, 2018, the Company made investments in 12 existing portfolio companies totaling approximately $30.7 million.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at December 31, 2020 and December 31, 2019, excluding short-term investments, was as follows:

	December 31, 2020	Percent of Portfolio	December 31, 2019	Percent of Portfolio
Aerospace and Defense	$82,501,170	5.8%	$71,899,486	6.7%
Automotive	61,581,980	4.3	29,879,546	2.8
Banking, Finance, Insurance and Real Estate	99,099,552	6.9	83,826,677	7.8
Beverage, Food and Tobacco	15,404,126	1.1	11,837,328	1.1
Capital Equipment	30,899,579	2.2	62,694,548	5.8
Chemicals, Plastics, and Rubber	32,378,972	2.3	31,989,552	3.0
Construction and Building	59,861,616	4.2	23,222,638	2.2
Consumer goods: Durable	38,165,784	2.7	30,207,496	2.8
Consumer goods: Non-durable	28,081,580	2.0	13,958,377	1.3
Containers, Packaging and Glass	9,018,983	0.6	32,465,070	3.0
Energy: Electricity	17,627,935	1.2	16,561,352	1.5
Energy: Oil and Gas	788,105	0.1	14,031,270	1.3
Healthcare and Pharmaceuticals	142,708,050	10.0	106,336,903	9.9
High Tech Industries	152,413,985	10.6	124,598,066	11.6
Hotel, Gaming and Leisure	10,682,093	0.7	5,978,910	0.6
Investment Funds and Vehicles	41,759,922	2.9	10,229,813	0.9
Media: Advertising, Printing and Publishing	54,123,033	3.8	30,919,615	2.9
Media: Broadcasting and Subscription	6,464,741	0.4	—	—
Media: Diversified and Production	48,200,216	3.4	31,962,571	3.0
Metals and Mining	17,857,236	1.2	12,284,823	1.1
Retail	1,983,083	0.1	28,438,030	2.6
Services: Business	209,974,914	14.7	127,261,336	11.8
Services: Consumer	54,450,324	3.8	35,667,981	3.3
Structured Products	32,508,845	2.3	—	—
Telecommunications	43,021,001	3.0	33,725,812	3.1
Transportation: Cargo	91,132,943	6.4	83,353,452	7.7
Transportation: Consumer	—	—	5,845,206	0.5
Utilities: Electric	8,987,929	0.6	6,028,435	0.6
Utilities: Oil and Gas	11,645,956	0.8	11,870,574	1.1
Wholesale	26,914,057	1.9	—	—
Total	$1,430,237,710	100.0%	$1,077,074,867	100.0%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust ("SCRS") to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans, structured products and real estate debt. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. As of December 31, 2020, Jocassee had $180.6 million in senior secured private middle-market debt investments, $382.9 million in U.S. syndicated senior secured loans, $161.5 million in European syndicated senior secured loans, $25.6 million in structured product investments, $5.8 million in an equity investment, $90.1 million in a joint venture investment and $23.1 million in short-term investments. As of December 31, 2019, Jocassee had $41.3 million in senior secured private middle-market debt investments, $140.8 million in U.S. syndicated senior secured loans, $57.3 million in European syndicated senior secured loans, $8.2 million in an equity investment and $36.7 million in a short-term investment.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of December 31, 2020, and December 31, 2019, the Company had sold $162.2 million and $36.1 million, respectively, of its investments to Jocassee. As of December 31, 2020, the Company had $44.2 million in unsettled receivables due from Jocassee that were included in "Receivable from unsettled transactions" in the accompanying Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2020 and December 31, 2019, Jocassee had the following commitments, contributions and unfunded commitments from its members:

	As of December 31, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$50,000,000	$20,000,000	$—	$30,000,000
South Carolina Retirement Systems Group Trust	500,000,000	200,000,000	—	300,000,000
Total	$550,000,000	$220,000,000	$—	$330,000,000

	As of December 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$50,000,000	$10,000,000	$—	$40,000,000
South Carolina Retirement Systems Group Trust	500,000,000	100,000,000	—	400,000,000
Total	$550,000,000	$110,000,000	$—	$440,000,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement (“LLC Agreement”) with Jocassee. The Company and Jocassee have committed to initially provide $10.0 million and $90.0 million, respectively, of equity capital to Thompson Rivers. Equity contributions (and equity ownership) are on a pro-rata basis, based on their equity commitments (10% for the Company and 90% for Jocassee). As of December 31, 2020, Thompson Rivers had $715.2 million in Ginnie Mae early buyout loans.
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
As of December 31, 2020, Thompson Rivers had the following commitments, contributions and unfunded commitments from its members:

	As of December 31, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$10,000,000	$10,000,000	$—	$—
Jocassee Partners LLC	90,000,000	90,000,000	—	—
Total	$100,000,000	$100,000,000	$—	$—

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2020 and 2019, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$115,533,401	$1,055,717,111	$1,171,250,512
Subordinated debt and 2nd lien notes	—	7,947,184	130,819,936	138,767,120
Structured products	—	32,508,845	—	32,508,845
Equity shares	—	424,090	44,227,024	44,651,114
Equity warrants	—	166,416	1,133,781	1,300,197
Short-term investments	65,558,227	—	—	65,558,227
Investments subject to leveling	$65,558,227	$156,579,936	$1,231,897,852	$1,454,036,015
Investments in joint ventures / PE fund(1)				41,759,922
				$1,495,795,937

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$495,363,062	$555,500,307	$1,050,863,369
Subordinated debt and 2nd lien notes	—	3,209,004	12,011,965	15,220,969
Equity shares	—	—	760,716	760,716
Short-term investments	96,568,940	—	—	96,568,940
Investments subject to leveling	$96,568,940	$498,572,066	$568,272,988	$1,163,413,994
Investment in joint venture(1)				10,229,813
				$1,173,643,807
(1)The Company's investments in Jocassee, Thompson Rivers and the MVC PE Fund are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$555,500,307	$12,011,965	$760,716	$—	$568,272,988
New investments	735,177,116	4,027,048	862,277	—	740,066,441
Investments acquired in MVC merger	9,720,000	122,082,933	42,980,466	1,133,781	175,917,180
Transfers into (out of) Level 3, net	19,074,284	(2,677,220)	—	—	16,397,064
Proceeds from sales of investments	(209,685,651)	(444,978)	(78,992)	—	(210,209,621)
Loan origination fees received	(17,726,770)	(19,808)	—	—	(17,746,578)
Principal repayments received	(37,416,476)	(5,104,857)	—	—	(42,521,333)
Payment-in-kind interest earned	249,907	41,753	—	—	291,660
Accretion of loan premium/discount	17,936	1,045	—	—	18,981
Accretion of deferred loan origination revenue	2,631,269	44,571	—	—	2,675,840
Realized gain (loss)	1,544,794	(35,357)	(10,019)	—	1,499,418
Unrealized appreciation (depreciation)	(3,369,605)	892,841	(287,424)	—	(2,764,188)
Fair value, end of period	$1,055,717,111	$130,819,936	$44,227,024	$1,133,781	$1,231,897,852

Year Ended December 31, 2019:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$257,987,259	$7,679,132	$515,825	$266,182,216
New investments	414,676,673	7,301,685	—	421,978,358
Transfers out of Level 3, net	(20,602,230)	—	—	(20,602,230)
Proceeds from sales of investments	(39,665,684)	—	—	(39,665,684)
Loan origination fees received	(8,427,797)	(148,551)	—	(8,576,348)
Principal repayments received	(52,423,326)	(2,980,874)	—	(55,404,200)
Accretion of loan premium/discount	(18,682)	797	—	(17,885)
Accretion of deferred loan origination revenue	1,506,175	74,231	—	1,580,406
Realized gain	197,877	—	—	197,877
Unrealized appreciation	2,270,042	85,545	244,891	2,600,478
Fair value, end of period	$555,500,307	$12,011,965	$760,716	$568,272,988
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $4.9 million during the year ended December 31, 2020 was related to portfolio company investments that were still held by the Company as of December 31, 2020. Pre-tax net unrealized depreciation on Level 3 investments of $1.5 million during the year ended December 31, 2019 was related to portfolio company investments that were still held by the Company as of December 31, 2019.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The Company’s primary investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. Exclusive of short-term investments, during the year ended December 31, 2020, the Company made investments of approximately $1,030.5 million in portfolio companies (including $185.0 million from the MVC Acquisition), to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2020, the Company made investments of $32.4 million in companies to which it was previously committed to provide such financing.
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
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2020 and 2019:

Issuance Date	Maturity Date	Interest Rate as of December 31, 2020	December 31, 2020	December 31, 2019
Credit Facilities:
August 3, 2018 - Class A-1	NA	NA	$—	$107,200,000
February 21, 2019	February 21, 2024	2.141%	719,660,707	245,288,419
Total Credit Facilities			$719,660,707	$352,488,419
Debt Securitization:
May 9, 2019 - Class A-1 2019 Notes	NA	NA	$—	$266,710,176
May 9, 2019 - Class A-2 2019 Notes	NA	NA	—	51,500,000
Less: Deferred financing fees			—	(1,545,702)
Total Debt Securitization			$—	$316,664,474
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000,000	$—
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000,000	—
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500,000	—
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500,000	—
Less: Deferred financing fees			(664,334)	—
Total Notes			$224,335,666	$—
August 2018 Credit Facility
On July 3, 2018, the Company formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company (“BSF”), the primary purpose of which was to function as the Company's special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into the August 2018 Credit Facility (as subsequently amended in December 2018 and in February 2020) with Bank of America, N.A., as administrative agent and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the administrative agent also entered into a security agreement dated as of August 3, 2018 (the "Security Agreement") pursuant to which BSF’s obligations under the August 2018 Credit Facility were secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments (the "Pledged Property"). In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property was held in the custody of State Street Bank and Trust Company, as collateral administrator.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
All borrowings under the August 2018 Credit Facility bore interest, subject to BSF’s election, on a per annum basis equal to (i) the applicable base rate plus the applicable spread or (ii) the applicable LIBOR rate plus the applicable spread. The applicable base rate was equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate or (iii) one-month LIBOR plus 1.0%. The applicable LIBOR rate depended on the term of the borrowing under the August 2018 Credit Facility, which could be either one month or three months, and could not be less than zero. BSF was required to pay commitment fees on the unused portion of the August 2018 Credit Facility. BSF could prepay any borrowing at any time without premium or penalty, except that BSF could have been liable for certain funding breakage fees if prepayments occurred prior to expiration of the relevant interest period. BSF could also permanently reduce all or a portion of the commitment amount under the August 2018 Credit Facility without penalty.
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
As of December 31, 2019, BSF had borrowings of $107.2 million, outstanding under the August 2018 Credit Facility with an interest rate of 2.940%. As of December 31, 2019, the total fair value of the borrowings outstanding under the August 2018 Credit Facility was $107.2 million. The fair values of the borrowings outstanding under the August 2018 Credit Facility were based on a market yield approach and current interest rates, which were Level 3 inputs to the market yield model. The August 2018 Credit Facility was terminated at the Company’s election on June 30, 2020.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Borrowings under the February 2019 Credit Facility bear interest, subject to the Company's election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if the Company no longer maintains an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if the Company no longer maintains an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if the Company no longer maintains an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if the Company no longer maintains an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1.0%. The applicable LIBOR and currency rates depend on the currency and term of the draw under the February 2019 Credit Facility, and cannot be less than zero.
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of December 31, 2020, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of December 31, 2020, the Company had U.S. dollar borrowings of $472.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 2.188% (weighted average one month LIBOR of 0.188%), borrowings denominated in Swedish kronas of 12.8kr million ($1.6 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £69.3 million ($94.8 million U.S. dollars) with a weighted average interest rate of 2.063% (weighted average one month GBP LIBOR of 0.063%), borrowings denominated in Australian dollars of A$36.6 million ($28.2 million U.S. dollars) with a weighted average interest rate of 2.250% (weighted average one month AUD Screen Rate of 0.050%) and borrowings denominated in Euros of €100.6 million ($123.1 million U.S. dollars) with a weighted average

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
interest rate of 2.00% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Consolidated Statements of Operations.
As of December 31, 2019, the Company had U.S. dollar borrowings of $195.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 4.054%, borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.25%, borrowings denominated in British pounds sterling of £4.7 million ($6.3 million U.S. dollars) with an interest rate of 3.0%, and borrowings denominated in Euros of €38.0 million ($42.7 million U.S. dollars) with an interest rate of 2.25%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Consolidated Statements of Operations.
As of December 31, 2020 and December 31, 2019, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $719.7 million and $245.3 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Debt Securitization
On May 9, 2019, the Company completed a $449.3 million term debt securitization (the "Debt Securitization"). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the Debt Securitization (collectively, the “2019 Notes”) were issued by Barings BDC Static CLO Ltd. 2019-I (“BBDC Static CLO Ltd.”) and Barings BDC Static CLO 2019-I, LLC, wholly-owned and consolidated subsidiaries of the Company (collectively, the “Issuers”), and were secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes (the “Class A-1 2019 Notes”), which bore interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes (the “Class A-2 2019 Notes”), which bore interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which did not bear interest and were not rated. The Company retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for the Company’s sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests therein distributed to the Company by BSF. The 2019 Notes were scheduled to mature on April 15, 2027; however, the 2019 Notes could be redeemed by the Issuers, at the direction of the Company as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, the Company made customary representations, warranties and covenants to the Issuers.
The Class A-1 2019 Notes and Class A-2 2019 Notes were the secured obligations of the Issuers, the Subordinated 2019 Notes were the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes included customary covenants and events of default. The 2019 Notes were not registered under the Securities Act or any state securities or “blue sky” laws and could not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company served as collateral manager to BBDC Static CLO Ltd. under a collateral management agreement and agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
The Class A-1 2019 Notes and the Class A-2 2019 Notes issued in connection with the Debt Securitization had floating rate interest provisions based on the three-month LIBOR that reset quarterly, except that LIBOR for the first interest accrual period was calculated by reference to an interpolation between the rate for deposits with a term equal

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
to the next shorter period of time for which rates were available and the rate appearing for deposits with a term equal to the next longer period of time for which rates were available.
During the year ended December 31, 2019, $30.0 million of the Class A-1 2019 Notes were repaid. During the year ended December 31, 2020, the remaining 2019 Notes were repaid in full, with the final repayment on October 15, 2020. In connection with these repayments, the pro rata portion of the unamortized deferred financing costs related to the 2019 Notes was written off and recognized as a loss on extinguishment of debt in the Company's Consolidated Statements of Operations.
As of December 31, 2019, the total fair value of the Class A-1 2019 Notes and the Class A-2 2019 Notes was $266.8 million and $51.5 million, respectively. The fair value determinations of the Company’s 2019 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
August 2025 Notes
On August 3, 2020, the Company entered into a Note Purchase Agreement (the "August 2020 NPA") with Massachusetts Mutual Life Insurance Company governing the issuance of (1) $50.0 million in aggregate principal amount of Series A senior unsecured notes due August 2025 (the "Series A Notes due 2025") with a fixed interest rate of 4.66% per year, and (2) up to $50.0 million in aggregate principal amount of additional senior unsecured notes due August 2025 with a fixed interest rate per year to be determined (the "Additional Notes" and, collectively with the Series A Notes due 2025, the "August 2025 Notes"), in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 29, 2020, both of which will mature on August 4, 2025 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. Interest on the August 2025 Notes will be due semiannually in March and September, beginning in March 2021. In addition, the Company is obligated to offer to repay the August 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2020 NPA, the Company may redeem the August 2025 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. The August 2025 Notes are guaranteed by certain of the Company's subsidiaries, and are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
On November 4, 2020, the Company amended the August 2020 NPA to reduce the aggregate principal amount of unissued Additional Notes from $50.0 million to $25.0 million.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2020, the Company was in compliance with all covenants under the August 2020 NPA.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2020, the fair value of the outstanding August 2025 Notes was $50.0 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November Notes
On November 4, 2020, the Company entered into a Note Purchase Agreement (the “November 2020 NPA”) governing the issuance of (1) $62.5 million in aggregate principal amount of Series B senior unsecured notes due November 2025 (the “Series B Notes”) with a fixed interest rate of 4.25% per year and (2) $112.5 million in aggregate principal amount of Series C senior unsecured notes due November 2027 (the “Series C Notes” and, collectively with the Series B Notes, the “November Notes”) with a fixed interest rate of 4.75% per year, in each case, to qualified institutional investors in a private placement. Each stated interest rate is subject to a step up of (x) 0.75% per year, to the extent the applicable November Notes do not satisfy certain investment grade conditions and/or (y) 1.50% per year, to the extent the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter end. The November Notes were delivered and paid for on November 5, 2020. The Series B Notes will mature on November 4, 2025, and the Series C Notes will mature on November 4, 2027 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. Interest on the November Notes will be due semiannually in May and November, beginning in May 2021. In addition, the Company is obligated to offer to repay the November Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the November 2020 NPA, the Company may redeem the Series B Notes and the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, with respect to the Series B Notes, or on or before May 4, 2027, with respect to the Series C Notes, a make-whole premium. The November Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2020, the Company was in compliance with all covenants under the November 2020 NPA.
The November Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The November Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of December 31, 2020, the fair value of the outstanding Series B Notes and the Series C Notes was $62.5 million and $112.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
5. Income Taxes
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its source of income, asset diversification and minimum distribution requirements for 2020, 2019 and 2018 and continually monitors these requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to US federal income tax.
Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (loss), as appropriate.
During the years ended December 31, 2020, 2019 and 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold, merger adjustments and non-deductible excise taxes paid during the year as follows:

	December 31,
	2020	2019	2018
Additional paid-in capital	$3,878,798	$(7,773,706)	$5,085,295
Total distributable earnings (loss)	$(3,878,798)	$7,773,706	$(5,085,295)
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2017-2019), and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Ordinary income	$31,325,222	$26,927,706	$19,960,181
Tax return of capital	—	—	850,745
Distributions on a tax basis	$31,325,222	$26,927,706	$20,810,926

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
At December 31, 2020, 2019 and 2018, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
	2020	2019	2018
Undistributed net investment income	$1,712,779	$2,537,913	$—
Accumulated capital losses	(312,322,988)	(267,368,444)	(272,527,795)
Other permanent differences relating to the Company's formation	1,975,543	1,975,543	1,975,543
Other temporary differences	(4)	(4)	(12,896)
Unrealized depreciation	(1,333,169)	(20,085,620)	(51,413,098)
Components of distributable earnings at year end	$(309,967,839)	$(282,940,612)	$(321,978,246)
Tax information for the fiscal year ended December 31, 2020 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2019, the Company had a capital loss carryforward of $267.4 million. In addition, MVC had a capital loss carryforward of $3.8 million as of the merger date. As of December 31, 2020, the Company estimates that it will have a capital loss carryforward of approximately $312.3 million ($6.4 million of short-term capital losses and $305.9 million of long-term capital losses) none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.
For federal income tax purposes, the cost of investments owned as of December 31, 2020 and December 31, 2019 was approximately $1,486.0 million and $1,192.7 million, respectively. As of December 31, 2020, net unrealized depreciation on the Company's investments (tax basis) was approximately $1.3 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $23.4 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $24.7 million. As of December 31, 2019, net unrealized depreciation on the Company's investments (tax basis) was approximately $20.1 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $2.5 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $22.6 million.
In addition, the Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), which hold certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
and state income taxes in the Company's Consolidated Statements of Operations, with the related deferred tax liabilities included in "Accounts payable and accrued liabilities" in the Company's Consolidated Balance Sheets.
As of December 31, 2020, the Company had a deferred tax asset of $8.6 million pertaining to operating losses, related to its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $8.6 million. As of December 31, 2019, the Company had a deferred tax asset of $2.2 million pertaining to operating losses, related to its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $2.2 million. As of December 31, 2018, the Company had a deferred tax asset of $4.9 million pertaining to operating losses, related to its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $4.9 million

6. Derivative Instruments
Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the Merger, the Company and the Adviser entered into the Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. For the year ended December 31, 2020, there was no unrealized appreciation (depreciation) associated with the Credit Support Agreement. See “Note 2 - Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreement.

Description	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$13,600,000	$—

Total Credit Support Agreement, December 31, 2020					$—
As of December 31, 2020, the fair value of the Credit Support Agreement was $13.6 million and is included in "Credit support agreement" in the accompanying Consolidated Balance Sheets. The fair value of the Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the Referenced Portfolio, which are all Level 3 inputs.
Foreign Currency Forward Contracts
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company's foreign currency forward contracts as of December 31, 2020:

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$8,471,304	A$11,378,670	01/05/21	$(309,049)	Derivative liability
Foreign currency forward contract (AUD)	A$11,378,670	$8,610,504	01/05/21	169,849	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$148,019	A$193,882	04/06/21	(1,698)	Derivative liability

Foreign currency forward contract (EUR)	$13,472,749	€11,406,604	01/05/21	(483,801)	Derivative liability
Foreign currency forward contract (EUR)	€11,406,604	$13,518,023	01/05/21	438,526	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$561,754	€456,604	04/06/21	1,944	Derivative liability

Foreign currency forward contract (GBP)	$13,554,607	£10,215,299	01/05/21	(409,190)	Derivative liability
Foreign currency forward contract (GBP)	£10,215,299	$13,717,678	01/05/21	246,118	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$13,109,849	£9,672,758	04/06/21	(119,769)	Derivative liability

Foreign currency forward contract (SEK)	$141,603	1,259,406kr	01/05/21	(11,748)	Derivative liability
Foreign currency forward contract (SEK)	1,259,406kr	$152,396	01/05/21	955	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$164,325	1,356,628kr	04/06/21	(1,028)	Derivative liability
Total				$(478,891)
The following table presents the Company's foreign currency forward contracts as of December 31, 2019:

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (EUR)	$158,244	€142,781	01/02/20	$(2,028)	Derivative liability
Foreign currency forward contract (EUR)	€142,781	$158,547	01/02/20	1,724	Derivative liability
Foreign currency forward contract (EUR)	$506,967	€453,920	04/02/20	(5,440)	Derivative liability

Foreign currency forward contract (GBP)	$707,963	£549,253	01/02/20	(19,660)	Derivative liability
Foreign currency forward contract (GBP)	£549,253	$718,861	01/02/20	8,763	Derivative liability
Foreign currency forward contract (GBP)	$227,890	£175,529	04/02/20	(5,215)	Derivative liability

Foreign currency forward contract (SEK)	$95,654	920,569kr	01/02/20	(2,687)	Derivative liability
Foreign currency forward contract (SEK)	920,569kr	$96,846	01/02/20	1,495	Derivative liability
Foreign currency forward contract (SEK)	$97,360	912,212kr	04/02/20	(511)	Derivative liability
Total				$(23,559)
As of December 31, 2020 and 2019, the total fair value of the Company's foreign currency forward contracts was $(478,891) and $(23,559), respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Equity-Based and Other Compensation Plans
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Omnibus Plan. As a result, in the year ended December 31, 2018, the Company recognized equity based compensation expense of approximately $14.2 million.
The following table presents information with respect to equity-based compensation for the year ended December 31, 2018:

	Year Ended December 31,
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
8. Transactions with Controlled Companies
During the year ended December 31, 2020, the Company received management and other fees from the MVC PE Fund of $5,292. During the year ended December 31, 2018, the Company received management and other fees from SRC Worldwide, Inc., a wholly-owned subsidiary of CRS-SPV, Inc., of $100,000. These fees were recognized as fee income in the Company's Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
9. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2020 and 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2020 and 2019 were as follows:

Portfolio Company(1)	Investment Type	December 31, 2020	December 31, 2019
ADE Holding(3)	Committed Capex Line	$91,814	$—
Anju Software, Inc.(2)	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC	Delayed Draw Term Loan	4,193,475	1,012,661
Armstrong Transport Group (Pele Buyer, LLC)	Delayed Draw Term Loan	—	712,567
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	363,636	—
British Engineering Services Holdco Limited(4)	Acquisition Facility	7,006,008	—
British Engineering Services Holdco Limited(4)	Bridge Revolver	618,177	—
Centralis Finco S.a.r.l.(3)	Acquisition Facility	495,950	—
Classic Collision (Summit Buyer, LLC)	Delayed Draw Term Loan	1,672,446	—
CM Acquisitions Holdings Inc.(2)	Delayed Draw Term Loan	1,551,602	1,859,111
Contabo Finco S.À R.L(3)	Delayed Draw Term Loan	228,211	1,013,849
CSL Dualcom(4)	Delayed Draw Term Loan	1,007,182	—
Dart Buyer, Inc.(2)	Delayed Draw Term Loan	2,430,569	4,294,503
DreamStart Bidco SAS(3)	Acquisition Facility	995,640	—
F24 (Stairway BidCo GmbH)(3)	Delayed Draw Term Loan	323,840	—
FitzMark Buyer, Inc.(2)	Delayed Draw Term Loan	1,470,588	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4,984,771	—
Heartland, LLC(2)	Delayed Draw Term Loan	5,347,666	8,729,695
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(3)	Accordion Facility	10,225,081	2,605,531
IGL Holdings III Corp.(2)	Delayed Draw Term Loan	5,914,219	—
INOS 19-090 GmbH(3)	Acquisition Facility	2,727,980	—
Jocassee Partners LLC	Joint Venture	30,000,000	40,000,000
Kano Laboratories LLC(2)	Delayed Draw Term Loan	4,543,950	—
Kene Acquisition, Inc.	Delayed Draw Term Loan	322,928	1,076,427
LAC Intermediate, LLC(2)	Delayed Draw Term Loan	—	4,367,284
Modern Star Holdings Bidco Pty Limited(5)	Capex Term Loan	2,315,967	—
Murphy Midco Limited(4)	Delayed Draw Term Loan	3,301,472	—
Options Technology Ltd.	Delayed Draw Term Loan	2,604,080	2,918,447
Pacific Health Supplies Bidco Pty Limited(5)	CapEx Term Loan	1,535,025	—
Premier Technical Services Group(4)	Acquisition Facility	1,197,505	1,297,915
Process Equipment, Inc.(2)	Delayed Draw Term Loan	—	654,493
Professional Datasolutions, Inc. (PDI)	Delayed Draw Term Loan	—	1,666,994
PSC UK Pty Ltd.(4)	GBP Acquisition Facility	535,157	1,010,706
Questel Unite(3)	Cap Acquisition Facility	10,300,913	—
Radwell International, LLC(2)	Delayed Draw Term Loan	3,235,947	—
Rep Seko Merger Sub LLC	Delayed Draw Term Loan	1,454,546	—

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1)	Investment Type	December 31, 2020	December 31, 2019
Safety Products Holdings, LLC(2)	Delayed Draw Term Loan	6,467,345	—
Smile Brands Group, Inc.(2)	Delayed Draw Term Loan	2,148,691	927,046
Springbrook Software (SBRK Intermediate, Inc.)	Delayed Draw Term Loan	3,489,026	3,896,663
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	13,389,546	—
The Hilb Group, LLC	Delayed Draw Term Loan	5,545,939	2,904,066
Transit Technologies LLC(2)	Delayed Draw Term Loan	6,035,305	—
Transportation Insight, LLC(2)	Delayed Draw Term Loan	—	2,464,230
Truck-Lite Co., LLC(2)	Delayed Draw Term Loan	—	3,205,128
USLS Acquisition, Inc.(2)	Delayed Draw Term Loan	450,466	—
Utac Ceram(3)	Delayed Draw Term Loan	743,327	—
Validity, Inc.(2)	Delayed Draw Term Loan	—	898,298
W2O Holdings, Inc.	Delayed Draw Term Loan	5,989,298	$—
Total unused commitments to extend financing		$159,236,659	$89,496,985
(1)The Company's estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in British pounds sterling.Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2020, the Company had guaranteed €9.9 million ($12.1 million U.S. dollars) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh ("MVC Auto"). The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company's Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In addition, the Company agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization is reflected as "Restricted cash" on the accompanying Consolidated Balance Sheets.
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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint alleged certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7,

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019, the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. The plaintiff filed its opening brief with the United States Court of Appeals for the Fourth Circuit on January 6, 2020. The defendants filed their response brief on February 28, 2020, and the plaintiff filed its reply brief on March 27, 2020. The United States Court of Appeals for the Fourth Circuit heard oral argument on the appeal on December 9, 2020. On February 22, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the court’s September 20, 2019 order dismissing the action with prejudice.
In addition, the Company may be party to certain lawsuits in the normal course of business or in connection with strategic transactions. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies.
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
COVID-19 Developments
During the year ended December 31, 2020, the spread of the Coronavirus and the COVID-19 pandemic had a significant impact on the U.S economy. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
10. Financial Highlights

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per share data:
Net asset value at beginning of period	$11.66	$10.98	$13.43	$15.13	$15.23
Net investment income (loss)(1)	0.64	0.61	—	1.55	1.62
Net realized gain (loss) on investments / foreign currency(1)	(0.79)	(0.08)	(3.17)	(1.11)	0.05
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	0.38	0.64	1.08	(1.04)	(0.72)
Total increase (decrease) from investment operations(1)	0.23	1.17	(2.09)	(0.60)	0.95
Dividends paid to stockholders from net investment income	(0.65)	(0.54)	(0.41)	(1.65)	(1.89)
Tax return of capital to stockholders	—	—	(0.02)	—	—
Total dividends and distributions paid	(0.65)	(0.54)	(0.43)	(1.65)	(1.89)
Common stock offerings	(0.63)	—	—	0.61	0.72
Deemed contribution - CSA	0.28	—	—	—	—
Deemed contribution - Barings LLC	0.07	—	—	—	—
Purchase of shares in tender offer	—	—	0.13	—	—
Purchases of shares in share repurchase plan	0.05	0.07	—	—	—
Stock-based compensation(1)	—	—	0.17	(0.01)	0.09
Shares issued pursuant to Dividend Reinvestment Plan	—	—	—	0.01	0.04
Loss on extinguishment of debt(1)	(0.06)	(0.01)	(0.21)	—	—
Benefit from (provision for) taxes(1)	—	(0.01)	0.02	(0.02)	(0.01)
Other(2)	0.04	—	(0.04)	(0.04)	—
Net asset value at end of period	$10.99	$11.66	$10.98	$13.43	$15.13
Market value at end of period(3)	$9.20	$10.28	$9.01	$9.49	$18.34
Shares outstanding at end of period	65,316,085	48,950,803	51,284,064	47,740,832	40,401,292
Net assets at end of period	$717,804,524	$570,874,709	$562,967,287	$641,275,374	$611,156,258
Average net assets	$517,740,268	$579,198,975	$628,154,942	$667,188,287	$556,549,060
Ratio of total expenses, prior to waiver of base management fee, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	8.33%	7.90%	14.54%	7.74%	9.93%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets(4)	8.33%	7.90%	14.31%	7.74%	9.93%
Ratio of net investment income to average net assets	5.99%	5.27%	(0.01)%	10.83%	10.58%
Portfolio turnover ratio(5)	67.80%	113.99%	228.49%	37.02%	24.61%
Total return(6)	(2.17)%	20.27%	18.18%	(42.15)%	5.86%
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
(5)Portfolio turnover ratio as of December 31, 2020 excludes the impact of short-term investments and the MVC Acquisition.
(6)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
11. MVC Capital, Inc. Acquisition
On December 23, 2020, the Company completed its acquisition of MVC pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Acquisition Sub”), and Barings. To effect the acquisition, Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First Merger”). Immediately thereafter, MVC merged with and into the Company, with the Company as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”). The Merger has been treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Code.
Pursuant to the Merger Agreement, MVC stockholders received the right to the following merger consideration in exchange for each share of MVC common stock issued and outstanding immediately prior to the effective time of the First Merger (other than shares of MVC common stock issued and outstanding immediately prior to the effective time of the First Merger that were held by a subsidiary of MVC or held, directly or indirectly, by the Company or the Acquisition Sub), in accordance with the Merger Agreement: (i) an amount in cash from Barings, without interest, equal to $0.39492, and (ii) 0.9790836 shares of the Company’s common stock, which ratio gave effect to the Euro-dollar exchange rate adjustment mechanism in the Merger Agreement, plus cash in lieu of fractional shares. The Company issued approximately 17,354,332 shares of its common stock to MVC’s then-existing stockholders in connection with the Merger, thereby resulting in the Company’s then-existing stockholders owning approximately 73.4% of the combined company and MVC's then-existing stockholders owning approximately 26.6% of the combined company.
In connection with the closing of the Merger on December 23, 2020, the Board affirmed the Company’s commitment to open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2021 and are expected to be made in accordance with a repurchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with the covenants in the Company’s borrowing arrangements, including under our the February 2019 Credit Facility, and certain other regulatory requirements.
In connection with the MVC Acquisition, on December 23, 2020, following the closing of the Merger, the Company entered into the Amended and Restated Advisory Agreement with Barings, effective January 1, 2021. Promptly following the closing of the Merger, the Company also entered into the Credit Support Agreement with Barings. See “Note 2 - Agreements and Related Party Transactions” for more information regarding the Amended and Restated Advisory Agreement and the Credit Support Agreement.
In connection with the closing of the Merger, MVC notified U.S. Bank National Association ("U.S. Bank"), the trustee for MVC Capital's 6.25% Senior Notes due 2022 (the "MVC Notes"), of the election to redeem the remaining $95.0 million in aggregate principal amount of the MVC Notes outstanding at a price equal to 100% of the principal amount of the MVC Notes, plus accrued and unpaid interest on the Notes to, but excluding, the date of redemption, and the Company caused the discharge of the MVC Notes by entering into a Satisfaction and Discharge of Indenture, dated December 23, 2020, with respect to the indenture governing the MVC Notes. The trustee provided notice of such redemption to the holders of the MVC Notes in accordance with the terms of the indenture governing the MVC Notes. The redemption was completed on January 22, 2021 and was funded with trust funds deposited with U.S. Bank in trust for such purpose.
The MVC Acquisition was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, the acquired assets (as a group) are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
consideration differs from the assets carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 goes on to say asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.
The fair value of the merger consideration paid by the Company was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill. Since the fair value of the net assets acquired exceeded the fair value of the merger consideration paid by the Company, the Company recognized a deemed contribution from the Adviser.
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the MVC Acquisition:

Common stock issued by the Company	$160,354,027
Cash consideration paid by the Company(1)	7,633,267
Deemed contribution from Barings LLC(2)	3,254,849
Total purchase price	$171,242,143
Assets acquired:
Investments(3)	$185,041,442
Cash	71,267,327
Other assets(4)	10,961,944
Total assets acquired	$267,270,713
Liabilities assumed(5)	(96,028,570)
Net assets acquired	$171,242,143
(1)During the year ended December 31, 2020, the Company incurred $7.6 million in professional fees and other costs related to the MVC Acquisition. For the year ended December 31, 2020, these costs included $2.5 million one-time investment banking fees.
(2)Non-cash operating activity included in "Acquisition of MVC Capital, net of cash acquired" on the Company's Consolidated Statements of Cash Flows
(3)Investments acquired were recorded at fair value, which is also the Company's initial cost basis
(4)Other assets acquired in the MVC Acquisition consisted of the following:

Interest receivable	$9,530,086
Fees receivable	927,889
Escrow receivable	500,000
Other assets	3,969
Total	$10,961,944
(5)Liabilities assumed in the MVC Acquisition consisted of the following:

Notes payable(a)	$93,815,587
Accrued interest payable	1,138,023
Other liabilities	1,074,960
Total	$96,028,570
(a) On December 23, 2020, MVC and the Company deposited with the trustee for the MVC Notes funds from cash on hand sufficient to satisfy all obligations remaining to the redemption date for the MVC Notes under the indenture, and the trustee for the MVC Notes entered into a Satisfaction and Discharge of Indenture with the Company with

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
respect to the indenture governing the MVC Notes. The redemption was completed on January 22, 2021 with such trust funds.
12. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2020. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total investment income	$18,679,598	$16,139,764	$16,329,142	$19,882,564
Net investment income	7,294,069	6,529,129	7,952,605	9,212,001
Net increase (decrease) in net assets resulting from operations	(112,521,747)	54,748,708	43,177,627	22,772,205
Net investment income per share	$0.15	$0.14	$0.17	$0.19
	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$18,339,758	$19,601,688	$19,304,107	$18,402,792
Net investment income	7,957,287	7,412,882	7,987,175	7,194,252
Net increase in net assets resulting from operations	33,162,313	9,247,050	5,195,491	10,586,780
Net investment income per share	$0.16	$0.15	$0.16	$0.15
13. Subsequent Events
Subsequent to December 31, 2020, the Company made approximately $224.1 million of new commitments, of which $202.2 million closed and funded. The $202.2 million of investments consist of $162.2 million of first lien senior secured debt investments, a $14.5 million second lien senior secured debt investment, and $25.6 million of equity and joint venture investments. The weighted average yield of the debt investments was 6.7%. In addition, the Company funded $27.1 million of previously committed delayed draw term loans.
On February 7, 2021, the Board declared a quarterly distribution of $0.19 per share payable on March 17, 2021 to holders of record as of March 10, 2021.
On February 25, 2021, the Company entered into a Note Purchase Agreement (the “February 2021 NPA”) governing the issuance of (1) $80.0 million in aggregate principal amount of Series D senior unsecured notes due February 26, 2026 (the “Series D Notes”) with a fixed interest rate of 3.41% per year and (2) $70.0 million in aggregate principal amount of Series E senior unsecured notes due February 26, 2028 (the “Series E Notes” and, collectively with the Series D Notes, the “February Notes”) with a fixed interest rate of 4.06% per year, in each case, to qualified institutional investors in a private placement. Each stated interest rate is subject to a step up of (x) 0.75% per year, to the extent the applicable February Notes do not satisfy certain investment grade rating conditions and/or (y) 1.50% per year, to the extent the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter end. The February Notes were delivered and paid for on February 26, 2021. The Company intends to use the net proceeds from the offering of the February Notes for general corporate purposes, including to make investments and make distributions permitted by the February 2021 NPA.
The Series D Notes will mature on February 26, 2026, and the Series E Notes will mature on February 26, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the February 2021 NPA. Interest on the February Notes will be due semiannually in February and August of each year, beginning in August 2021. In addition, the Company is obligated to offer to repay the February Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2021 NPA, the Company may redeem the Series D Notes and the Series E

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, with respect to the Series D Notes, or on or before August 26, 2027, with respect to the Series E Notes, a make-whole premium.
The February 2021 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments. In addition, the February 2021 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter end.
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable.
The Company’s obligations under the February 2021 NPA are guaranteed by certain of the Company’s subsidiaries, and are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The February Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The February Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
See Note 9 to the Company's Consolidated Financial Statements for information regarding the potential impact of the COVID-19 pandemic. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.