Form 10-Q
period 2021-03-31
Barings BDC, Inc.
filed 2021-05-06
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 6, 2021 was 65,316,085.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,389,212,763 and $1,318,614,617 as of March 31, 2021 and December 31, 2020, respectively)	$1,401,742,025	$1,325,783,281
Affiliate investments (cost of $95,442,223 and $76,055,873 as of March 31, 2021 and December 31, 2020, respectively)	100,429,674	78,598,633
Control investments (cost of $30,326,428 and $25,826,428 as of March 31, 2021 and December 31, 2020, respectively)	26,386,362	25,855,796
Short-term investments (cost of $73,569,174 and $65,558,227 as of March 31, 2021 and December 31, 2020, respectively)	73,565,676	65,558,227
Total investments at fair value	1,602,123,737	1,495,795,937
Cash (restricted cash of $3,488,403 and $3,488,336 at March 31, 2021 and December 31, 2020, respectively)	21,168,184	62,651,340
Foreign currencies (cost of $19,342,513 and $29,555,465 as of March 31, 2021 and December 31, 2020, respectively)	19,346,907	29,836,121
Interest and fees receivable	19,637,124	21,617,843
Prepaid expenses and other assets	1,123,361	2,014,558
Credit support agreement (cost of $13,600,000 as of both March 31, 2021 and December 31, 2020)	12,000,000	13,600,000
Deferred financing fees	3,802,971	4,110,564
Receivable from unsettled transactions	47,911,907	47,412,382
Total assets	$1,727,114,191	$1,677,038,745
Liabilities:
Accounts payable and accrued liabilities	$2,528,070	$6,045,443
Interest payable	4,084,372	2,219,274
Administrative fees payable	500,000	675,000
Base management fees payable	3,929,251	3,413,270
Incentive management fees payable	2,721,741	—
Derivative liabilities	142,099	1,336,283
Payable from unsettled transactions	—	1,548,578
Borrowings under credit facilities	611,144,523	719,660,707
Notes payable (net of deferred financing fees)	374,181,388	224,335,666
Total liabilities	999,231,444	959,234,221
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized and 65,316,085 shares issued and outstanding as of both March 31, 2021 and December 31, 2020)	65,316	65,316
Additional paid-in capital	1,027,707,047	1,027,707,047
Total distributable earnings (loss)	(299,889,616)	(309,967,839)
Total net assets	727,882,747	717,804,524
Total liabilities and net assets	$1,727,114,191	$1,677,038,745
Net asset value per share	$11.14	$10.99
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$25,096,325	$17,396,411
Control investments	107,237	—
Short-term investments	10,679	277,991
Total interest income	25,214,241	17,674,402
Dividend income:
Affiliate investments	71,500	—
Total dividend income	71,500	—
Fee and other income:
Non-Control / Non-Affiliate investments	1,973,062	960,993
Control investments	160,113	—
Total fee and other income	2,133,175	960,993
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,037,325	43,572
Affiliate investments	136,462	—
Total payment-in-kind interest income	3,173,787	43,572
Interest income from cash	528	631
Total investment income	30,593,231	18,679,598
Operating expenses:
Interest and other financing fees	7,284,709	6,004,133
Base management fee (Note 2)	3,929,251	3,912,373
Incentive management fees (Note 2)	2,721,741	—
Compensation expenses	—	48,410
General and administrative expenses (Note 2)	2,301,434	1,420,613
Total operating expenses	16,237,135	11,385,529
Net investment income	14,356,096	7,294,069
Income taxes, including excise tax benefit	(18,038)	—
Net investment income after taxes	14,374,134	7,294,069

Barings BDC, Inc. Unaudited Consolidated Statements of Operations - (Continued)
	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Realized and unrealized gains (losses) on investments, credit support agreement and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	2,891,040	(157,978)
Affiliate investments	(76,631)	—
Net realized gains (losses) on investments	2,814,409	(157,978)
Foreign currency transactions	(974,829)	(144,394)
Net realized gains (losses)	1,839,580	(302,372)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	5,357,095	(117,361,056)
Affiliate investments	2,444,697	(3,833,223)
Control investments	(3,969,434)	—
Net unrealized appreciation (depreciation) on investments	3,832,358	(121,194,279)
Credit support agreement	(1,600,000)	—
Foreign currency transactions	4,041,797	1,798,226
Net unrealized appreciation (depreciation)	6,274,155	(119,396,053)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreement and foreign currency transactions	8,113,735	(119,698,425)
Loss on extinguishment of debt	—	(137,390)
Benefit from taxes	410	19,999
Net increase (decrease) in net assets resulting from operations	$22,488,279	$(112,521,747)
Net investment income per share—basic and diluted	$0.22	$0.15
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.34	$(2.30)
Dividends/distributions per share:
Total dividends/distributions per share	$0.19	$0.16
Weighted average shares outstanding—basic and diluted	65,316,085	48,887,393
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2019	48,950,803	$48,951	$853,766,370	$(282,940,612)	$570,874,709
Net investment income	—	—	—	7,314,068	7,314,068
Net realized loss on investments / foreign currency transactions	—	—	—	(302,372)	(302,372)
Net unrealized depreciation of investments / foreign currency transactions	—	—	—	(119,396,053)	(119,396,053)
Loss on extinguishment of debt	—	—	—	(137,390)	(137,390)
Dividends / distributions	—	—	—	(7,823,964)	(7,823,964)
Purchases of shares in repurchase plan	(661,981)	(662)	(4,783,428)	—	(4,784,090)
Balance, March 31, 2020	48,288,822	$48,289	$848,982,942	$(403,286,323)	$445,744,908

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2020	65,316,085	$65,316	$1,027,707,047	$(309,967,839)	$717,804,524
Net investment income	—	—	—	14,374,134	14,374,134
Net realized gain on investments / foreign currency transactions	—	—	—	1,839,580	1,839,580
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	6,274,155	6,274,155
Benefit from taxes	—	—	—	410	410
Dividends / distributions	—	—	—	(12,410,056)	(12,410,056)
Deemed contribution - from Adviser	—	—	—	—	—
Balance, March 31, 2021	65,316,085	$65,316	$1,027,707,047	$(299,889,616)	$727,882,747

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$22,488,279	$(112,521,747)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(276,455,607)	(123,200,667)
Repayments received / sales of portfolio investments	188,160,373	155,852,583
Purchases of short-term investments	(198,550,029)	(221,916,363)
Sales of short-term investments	190,541,780	218,025,496
Loan origination and other fees received	4,578,368	2,704,423
Net realized (gain) loss on investments	(2,814,409)	157,978
Net realized loss on foreign currency transactions	974,829	144,394
Net unrealized (appreciation) depreciation of investments	(3,832,358)	121,194,279
Net unrealized depreciation of CSA	1,600,000	—
Net unrealized appreciation of foreign currency transactions	(4,041,797)	(1,798,226)
Payment-in-kind interest	(3,173,786)	(43,572)
Amortization of deferred financing fees	343,997	375,257
Loss on extinguishment of debt	—	137,390
Accretion of loan origination and other fees	(1,481,038)	(658,005)
Amortization / accretion of purchased loan premium / discount	(1,979,787)	(188,402)
Changes in operating assets and liabilities:
Interest and fees receivables	(2,935,424)	(1,483,011)
Prepaid expenses and other assets	1,264,058	(798,647)
Accounts payable and accrued liabilities	(1,668,440)	452,640
Interest payable	1,868,804	(471,825)
Net cash provided by (used in) operating activities	(85,112,187)	35,963,975
Cash flows from financing activities:
Borrowings under credit facilities	29,823,707	58,085,614
Repayments of credit facilities	(134,083,152)	(69,000,000)
Repayment of debt securitization	—	(26,974,371)
Proceeds from notes	150,000,000	—
Financing fees paid	(190,682)	—
Purchases of shares in repurchase plan	—	(4,784,090)
Cash dividends / distributions paid	(12,410,056)	(7,823,964)
Net cash provided by (used in) financing activities	33,139,817	(50,496,811)
Net decrease in cash and foreign currencies	(51,972,370)	(14,532,836)
Cash and foreign currencies, beginning of period	92,487,461	21,991,565
Cash and foreign currencies, end of period	$40,515,091	$7,458,729
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,903,435	$5,407,506
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (3.8%)*(7) (8) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	$27,639,522	$27,174,789	$27,405,692
			27,639,522	27,174,789	27,405,692

Accelerate Learning, Inc. (1.0%)*(7) (8) (11)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,467,329	7,462,014
			7,567,965	7,467,329	7,462,014

Accurus Aerospace Corporation (2.9%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.50% PIK, Acquired 10/18, Due 10/24)	24,500,000	24,265,957	20,874,000
			24,500,000	24,265,957	20,874,000

ADE Holdings (d/b/a AD Education) (0.7%)*(3) (7) (8) (16)	Education Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 01/20, Due 01/27)	5,244,442	4,981,803	5,244,442
			5,244,442	4,981,803	5,244,442

Advantage Software Company (The), LLC (2.2%)*(7) (8) (11)	Advertising, Printing & Publishing	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 01/21, Due 01/27)	15,872,836	15,487,093	15,476,015
		Class A Partnership Units (7,054.59 units, Acquired 01/21)		705,459	712,443
		Class B Partnership Units (3,496.31 units, Acquired 01/21)		—	22,656
			15,872,836	16,192,552	16,211,114

AEP Holdings, Inc. (2.4%)*(7) (8)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (15)	7,104,768	7,159,388	6,962,673
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (11)	10,752,921	10,546,205	10,537,863
			17,857,689	17,705,593	17,500,536

Aftermath Bidco Corporation (1.3%)* (7) (8) (11)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/19, Due 04/25)	9,425,284	9,273,369	9,425,284
			9,425,284	9,273,369	9,425,284

Ahead DB Borrower, LLC. (0.3%)*(7) (8) (12)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 10/20, Due 10/28)	2,139,295	2,077,504	2,075,117
			2,139,295	2,077,504	2,075,117

Air Canada 2020-2 Class B Pass Through Trust (1.1%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	7,500,000	7,500,000	8,318,087
			7,500,000	7,500,000	8,318,087

American Dental Partners, Inc. (1.3%)*(7) (8) (11)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 11/18, Due 03/23)	9,775,000	9,763,132	9,452,425
			9,775,000	9,763,132	9,452,425

American Scaffold, Inc. (1.3%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/19, Due 09/25)	9,662,226	9,493,555	9,662,226
			9,662,226	9,493,555	9,662,226

Anagram Holdings, LLC (2.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	14,044,112	12,975,530	15,940,067
			14,044,112	12,975,530	15,940,067

Anchorage Capital CLO Ltd: Series 2013-1A (0.3%)*(3) (8) (11)	Structured Finance	Structured Secured Note - Class DR (LIBOR + 6.8%, 7.0% Cash, Acquired 03/20, Due 10/30)	2,000,000	1,747,226	1,954,474
			2,000,000	1,747,226	1,954,474

Anju Software, Inc. (1.9%)*(7) (8) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.6% Cash, Acquired 02/19, Due 02/25)	13,666,508	13,422,227	13,603,917
			13,666,508	13,422,227	13,603,917

Apex Bidco Limited (0.3%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 01/20, Due 01/27) (8) (13)	2,010,615	1,856,499	1,974,143
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	266,526	247,209	261,692
			2,277,141	2,103,708	2,235,835

Apus Bidco Limited (2.6%)*(3) (7) (8) (14)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	19,530,223	18,987,653	18,993,142
			19,530,223	18,987,653	18,993,142

AQA Acquisition Holding, Inc. (1.9%)*(7) (8) (11)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 03/21, Due 03/29)	14,477,878	14,075,714	14,075,393
			14,477,878	14,075,714	14,075,393

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Arch Global Precision LLC (2.4%)*(7) (8) (11)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 04/19, Due 04/26)	$17,210,844	$17,064,183	$17,210,844
			17,210,844	17,064,183	17,210,844

Archimede (0.7%)*(3) (7) (8) (15)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 10/20, Due 10/27)	4,936,258	4,923,115	4,822,475
			4,936,258	4,923,115	4,822,475

Argus Bidco Limited (0.4%)*(3) (7) (8) (13)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)	2,732,225	2,541,695	2,658,619
			2,732,225	2,541,695	2,658,619

Armstrong Transport Group (Pele Buyer, LLC ) (1.0%)*(7) (8) (11)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	5,327,863	5,256,328	5,284,761
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/20, Due 06/24)	1,990,291	1,956,918	1,990,291
			7,318,154	7,213,246	7,275,052

Ascensus Specialties, LLC (1.0%)*(7) (8) (9)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 09/19, Due 09/26)	7,001,675	6,944,619	6,931,658
			7,001,675	6,944,619	6,931,658

ASPEQ Heating Group LLC (1.2%)* (7) (8) (11)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,922,910	8,815,883	8,851,526
			8,922,910	8,815,883	8,851,526

Auxi International (0.2%)*(3) (7) (8) (16)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/19, Due 12/26)	1,645,419	1,516,306	1,619,866
			1,645,419	1,516,306	1,619,866

AVSC Holding Corp. (1.5%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 03/25)(8) (11)	4,885,464	4,327,220	4,320,754
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25)(8) (11)	746,242	683,375	674,886
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	4,988,220	4,858,438	5,786,335
			10,619,926	9,869,033	10,781,975

BDP International, Inc. (f/k/a BDP Buyer, LLC) (2.0%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/18, Due 12/24)	14,962,427	14,707,774	14,694,617
			14,962,427	14,707,774	14,694,617

Beacon Pointe Advisors, LLC (0.1%)*(7) (8) (11)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/20, Due 03/26)	993,636	974,611	993,636
			993,636	974,611	993,636

Benify (Bennevis AB) (0.2%)*(3) (7) (8) (17)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,335,915	1,220,032	1,335,915
			1,335,915	1,220,032	1,335,915

Bidwax (1.8%)*(3) (7) (8) (15)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	13,868,533	13,702,817	13,383,722
			13,868,533	13,702,817	13,383,722

BigHand UK Bidco Limited (0.7%)*(3) (7) (8) (13)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 01/21, Due 01/28)	5,531,266	5,248,666	5,310,015
			5,531,266	5,248,666	5,310,015

Black Diamond Equipment Rentals LLC (1.1%)*(7) (20)	Equipment Rental	Second Lien Loan (12.5% Cash, Acquired 12/20, Due 06/22)	7,500,000	7,500,000	7,500,000
		Warrant (3.13 units, Acquired 12/20)		847,000	726,000
			7,500,000	8,347,000	8,226,000

British Airways 2020-1 Class B Pass Through Trust (0.2%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	1,474,876	1,474,876	1,684,288
			1,474,876	1,474,876	1,684,288

British Engineering Services Holdco Limited (2.1%)*(3) (7) (8) (14)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.5% Cash, Acquired 12/20, Due 12/27)	15,819,664	15,032,999	15,380,784
			15,819,664	15,032,999	15,380,784

Brown Machine Group Holdings, LLC (0.9%)*(7) (8) (9)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	6,722,144	6,662,673	6,722,144
			6,722,144	6,662,673	6,722,144

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Cadent, LLC (f/k/a Cross MediaWorks) (1.0%)*(7) (8) (11)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/18, Due 09/23)	$7,532,846	$7,494,339	$7,532,846
			7,532,846	7,494,339	7,532,846

Carlson Travel, Inc (1.0%)*	Business Travel Management	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	3,000,000	2,362,500	2,745,000
		Super Senior Senior Secured Term Loan (10.5% Cash, Acquired 12/20, Due 3/25)	4,239,000	4,153,781	4,408,560
		Common Stock (1,962 units, Acquired 11/20)(7)		88,290	88,290
			7,239,000	6,604,571	7,241,850

Centralis Finco S.a.r.l. (0.1%)*(3) (7) (8) (15)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	833,687	734,407	833,687
			833,687	734,407	833,687

Cineworld Group PLC (1.4%)*(3)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.50%, 3.5% Cash, Acquired 04/20, Due 02/25)(8) (11)	9,014,914	6,018,763	7,685,394
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,679,196	1,454,572	2,117,886
		Warrants (553,375 units, Acquired 12/20)		101,602	457,332
			10,694,110	7,574,937	10,260,612

Classic Collision (Summit Buyer, LLC) (1.8%)*(7) (8) (11)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/20, Due 01/26)	13,191,054	12,969,490	12,918,142
			13,191,054	12,969,490	12,918,142

CM Acquisitions Holdings Inc. (3.3%)*(7) (8) (12)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	24,001,562	23,662,616	23,899,349
			24,001,562	23,662,616	23,899,349

CMT Opco Holding, LLC (Concept Machine) (0.6%)*(7) (8) (11)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)	4,155,516	4,089,508	3,877,097
		LLC Units (8,782 units, Acquired 01/20)		351,709	251,973
			4,155,516	4,441,217	4,129,070

Command Alkon (Project Potter Buyer, LLC) (2.8%)*(7) (8) (9)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)	20,900,728	20,315,830	20,469,964
		Class A Units (90.384 units, Acquired 04/20)		90,384	97,537
		Class B Units (33,324.69 units, Acquired 04/20)		—	9,897
			20,900,728	20,406,214	20,577,398

Confie Seguros Holding II Co. (0.3%)*(7) (8) (9)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.6% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,375,861	2,437,500
			2,500,000	2,375,861	2,437,500

Contabo Finco S.À R.L (0.2%)*(3) (7) (8) (15)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 10/19, Due 10/26)	1,424,880	1,311,897	1,408,439
			1,424,880	1,311,897	1,408,439

CSL DualCom (0.2%)*(3) (7) (8) (14)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,366,458	1,196,365	1,307,335
			1,366,458	1,196,365	1,307,335

Custom Alloy Corporation (5.6%)*(7) (20)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)	45,000,185	37,043,142	36,810,151
		Revolver (15.0% PIK, Acquired 12/20, Due 04/21)	4,255,152	3,737,652	3,731,768
			49,255,337	40,780,794	40,541,919

CW Group Holdings, LLC (0.7%)*(7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)	4,838,710	4,732,394	4,729,839
		LLC Units (161,290.32 units, Acquired 01/21)		161,290	159,355
			4,838,710	4,893,684	4,889,194

Dart Buyer, Inc. (1.7%)*(3) (7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 04/19, Due 04/25)	12,279,705	12,073,545	12,181,587
			12,279,705	12,073,545	12,181,587

Discovery Education, Inc. (3.3%)*(7) (8) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	23,940,000	23,546,094	23,940,000
			23,940,000	23,546,094	23,940,000

Distinct Holdings, Inc. (1.0%)*(7) (8) (11)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	7,227,381	7,171,357	7,104,516
			7,227,381	7,171,357	7,104,516

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
DreamStart Bidco SAS (d/b/a SmartTrade) (0.3%)*(3) (7) (8) (16)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.25% PIK, Acquired 03/20, Due 03/27)	$2,151,891	$1,949,744	$2,096,657
			2,151,891	1,949,744	2,096,657

Dukane IAS, LLC (0.6%)*(7) (20)	Welding Equipment Manufacturer	Second Lien Note (10.5% Cash, 2.5% PIK, Acquired 12/20, Due 12/24)	4,662,430	4,662,430	4,662,430
			4,662,430	4,662,430	4,662,430

Entact Environmental Services, Inc. (1.6%)*(7) (8) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	11,733,602	11,619,173	11,616,266
			11,733,602	11,619,173	11,616,266

Exeter Property Group, LLC (2.6%)*(7) (8) (9)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 02/19, Due 08/24)	19,313,644	19,067,722	19,054,572
			19,313,644	19,067,722	19,054,572

F24 (Stairway BidCo Gmbh) (0.2%)*(3) (7) (8) (15)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 08/20, Due 08/27)	1,674,814	1,636,558	1,674,814
			1,674,814	1,636,558	1,674,814

Ferrellgas L.P. (0.4%)*	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units, Acquired 03/21)		2,799,420	2,799,420
				2,799,420	2,799,420

Fineline Technologies, Inc. (0.6%)*(7) (8) (11)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/27)	4,400,000	4,313,818	4,312,500
			4,400,000	4,313,818	4,312,500

FitzMark Buyer, LLC (0.4%)*(7) (8) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	2,823,530	2,741,157	2,745,849
			2,823,530	2,741,157	2,745,849

Foundation Risk Partners, Corp. (1.5%)*(7) (8) (11)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	9,035,091	8,838,934	8,932,016
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	1,722,222	1,596,554	1,657,638
			10,757,313	10,435,488	10,589,654

GoldenTree Loan Opportunities IX, Limited: Series 2014-9A (0.2%)*(3) (8) (11)	Structured Finance	Structured Secured Note - Class DR2 (LIBOR + 3.0%, 3.2% Cash, Acquired 03/20, Due 10/29)	1,250,000	923,797	1,222,291
			1,250,000	923,797	1,222,291

GTM Intermediate Holdings, Inc. (0.9%)*(7) (20)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 11/24)	5,128,824	5,077,667	5,103,180
		Common Stock (2 shares, Acquired 12/20)		1,078,778	1,200,288
			5,128,824	6,156,445	6,303,468

Gulf Finance, LLC (0.1%)*(8) (9)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 08/23)	1,045,438	950,087	863,229
			1,045,438	950,087	863,229

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.0%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	6,796,296	6,796,296	7,591,887
			6,796,296	6,796,296	7,591,887

Heartland, LLC (1.2%)*(7) (8) (11)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	8,808,417	8,653,425	8,691,488
			8,808,417	8,653,425	8,691,488

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (2.7%)*(3) (7) (8)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.50%, 5.5% Cash, Acquired 09/19, Due 09/26)(15)	8,613,351	7,940,194	8,508,268
		First Lien Senior Secured Term Loan (EURIBOR + 6.50%, 6.5% Cash, Acquired 07/20, Due 09/26) (16)	10,871,521	10,847,615	10,871,521
			19,484,872	18,787,809	19,379,789

Highpoint Global LLC (0.7%)*(7) (20)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	5,334,928	5,313,697	5,334,928
			5,334,928	5,313,697	5,334,928

Holley Performance Products (Holley Purchaser, Inc.) (2.3%)*(7) (8) (11)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.2% Cash, Acquired 10/18, Due 10/25)	16,936,387	16,762,536	16,936,387
			16,936,387	16,762,536	16,936,387

Home Care Assistance, LLC (0.9%)*(7) (8) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/21, Due 03/27)	6,805,814	6,609,104	6,608,932
			6,805,814	6,609,104	6,608,932

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
HTI Technology & Industries (1.70%)* (7) (20)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.8% PIK, Acquired 12/20, Due 09/24)	$12,773,156	$12,268,357	$12,262,230
			12,773,156	12,268,357	12,262,230

HW Holdco, LLC (Hanley Wood LLC) (1.0%)*(7) (8) (11)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/18, Due 12/24)	7,488,911	7,366,059	7,458,956
			7,488,911	7,366,059	7,458,956

Hyperion Materials & Technologies, Inc. (1.9%)*(7) (8) (11)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/19, Due 08/26)	13,820,806	13,616,971	13,737,881
			13,820,806	13,616,971	13,737,881

IGL Holdings III Corp. (1.7%)*(7) (8) (11)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	12,618,367	12,269,889	12,618,367
			12,618,367	12,269,889	12,618,367

IM Analytics Holding, LLC (d/b/a NVT) (0.9%)*(7) (8) (11)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)	8,188,461	8,132,009	6,788,234
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,188,461	8,132,009	6,788,234

INOS 19-090 GmbH (0.7%)*(3) (7) (8) (15)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 12/27)	5,447,702	5,460,878	5,269,155
			5,447,702	5,460,878	5,269,155

International Precision Components (0.9%)*(7) (20)	Plastic Injection Molding	Second Lien Loan (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 10/24)	6,825,092	6,723,232	6,756,841
			6,825,092	6,723,232	6,756,841

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.8%)*(7) (8) (11)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	6,802,373	6,688,583	6,074,519
			6,802,373	6,688,583	6,074,519

Jade Bidco Limited (Jane's) (1.2%)*(3) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.8% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(12)	7,188,226	7,027,268	7,116,344
		First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(16)	1,347,749	1,239,285	1,334,272
			8,535,975	8,266,553	8,450,616

Jedson Engineering, Inc. (0.4%)*(7) (20)	Engineering & Construction Management	First Lien Loan (12.0% Cash, 3.0% PIK, Acquired 12/20, Due 06/22)	3,000,000	3,000,000	3,000,000
			3,000,000	3,000,000	3,000,000

JetBlue 2019-1 Class B Pass Through Trust (0.7%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,721,693	4,721,693	5,382,580
			4,721,693	4,721,693	5,382,580

Kano Laboratories LLC (1.2%)*(7) (8) (11)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)	8,845,864	8,592,780	8,845,864
		Partnership Equity (203.2 units, Acquired 11/20)		203,198	200,281
			8,845,864	8,795,978	9,046,145

Kene Acquisition, Inc. (En Engineering) (1.0%)*(7) (8) (11)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,280,199	7,165,384	7,214,531
			7,280,199	7,165,384	7,214,531

Kona Buyer, LLC (3.4%)*(7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	25,000,000	24,401,937	24,551,000
			25,000,000	24,401,937	24,551,000

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (4.7%)*(7) (8) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/18, Due 10/24)	34,387,034	33,717,144	33,613,326
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	323,300
			34,387,034	33,871,464	33,936,626

LAF International (1.2%)*(3) (7) (8) (15)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	8,567,933	8,646,286	8,423,077
			8,567,933	8,646,286	8,423,077

Learfield Communications, LLC (1.0%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(8) (9)	136,446	96,195	125,315
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(11)	7,365,032	7,305,433	7,352,732
			7,501,478	7,401,628	7,478,047

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Legal Solutions Holdings (1.4%)*(7) (20)	Business Services	Senior Subordinated Loan (6.0% Cash, 10.0% PIK, Acquired 12/20, Due 03/22)	$10,663,569	$9,862,913	$9,863,801
			10,663,569	9,862,913	9,863,801

LivTech Purchaser, Inc. (0.1%)*(7) (8) (11)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/25)	552,248	540,237	539,748
			552,248	540,237	539,748

Media Recovery, Inc. (SpotSee) (1.0%)*(7) (8)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25) (11)	2,955,281	2,906,802	2,903,564
		First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26) (14)	4,584,486	4,347,360	4,504,258
			7,539,767	7,254,162	7,407,822

Modern Star Holdings Bidco Pty Limited. (0.6%)*(3) (7) (8) (18)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	4,672,838	4,440,698	4,488,221
			4,672,838	4,440,698	4,488,221

MSG National Properties (0.3%)*(3) (7) (8) (11)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	2,461,759	2,392,506	2,523,303
			2,461,759	2,392,506	2,523,303

Murphy Midco Limited (0.6%)*(3) (7) (8) (13)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 11/20, Due 11/27)	4,683,649	4,262,242	4,472,750
			4,683,649	4,262,242	4,472,750

Music Reports, Inc. (0.8%)*(7) (8) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	5,578,990	5,450,971	5,523,200
			5,578,990	5,450,971	5,523,200

Navia Benefit Solutions, Inc. (0.8%)* (7) (8) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	6,000,000	5,829,009	5,825,000
			6,000,000	5,829,009	5,825,000

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (1.6%)*(7) (8) (9)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	11,825,516	11,785,078	11,683,609
			11,825,516	11,785,078	11,683,609

Odeon Cinemas Group Limited (0.5%)*(3) (7)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.75% Cash, Acquired 02/21, Due 08/23)	1,376,251	1,332,439	1,390,014
		First Lien Senior Secured Term Loan (10.75% Cash, Acquired 02/21, Due 08/23)	2,478,707	2,472,983	2,503,494
			3,854,958	3,805,422	3,893,508

Omni Intermediate Holdings, LLC (1.2%)*(7) (8) (9)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	9,000,000	8,739,450	8,752,500
			9,000,000	8,739,450	8,752,500

Options Technology Ltd. (1.3%)*(3) (7) (8) (11)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	9,771,813	9,569,224	9,628,377
			9,771,813	9,569,224	9,628,377

Pacific Health Supplies Bidco Pty Limited (1.2%)*(3) (7) (8) (18)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	9,196,755	8,642,055	8,914,484
			9,196,755	8,642,055	8,914,484

Pare SAS (SAS Maurice MARLE) (0.7%)*(3) (7) (8) (16)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, 1.5% PIK, Acquired 12/19, Due 12/26)	4,848,650	4,529,605	4,800,164
			4,848,650	4,529,605	4,800,164

Patriot New Midco 1 Limited (Forensic Risk Alliance) (1.1%)*(3) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(11)	4,489,471	4,377,523	4,426,619
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 02/20, Due 02/27) (15)	3,964,194	3,584,353	3,908,695
			8,453,665	7,961,876	8,335,314

PerTronix, LLC (1.0%)*(7) (8) (12)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	7,287,692	7,184,750	7,287,692
			7,287,692	7,184,750	7,287,692

Premier Technical Services Group (Project Graphite) (0.4%)*(3) (7) (8) (13)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.3% Cash, Acquired 08/19, Due 06/26)	3,137,901	2,686,018	3,085,003
			3,137,901	2,686,018	3,085,003

Premium Franchise Brands, LLC (3.0%)*(7) (8) (11)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	21,945,000	21,522,183	21,545,820
			21,945,000	21,522,183	21,545,820

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Process Equipment, Inc. (ProcessBarron) (0.8%)*(7) (8) (11)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	$6,173,594	$6,096,724	$5,543,887
			6,173,594	6,096,724	5,543,887

Professional Datasolutions, Inc. (PDI) (2.3%)*(7) (8) (19)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	16,881,613	16,863,369	16,785,556
			16,881,613	16,863,369	16,785,556

Protego Bidco B.V. (1.2%)*(3) (7) (8) (15)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	9,208,487	8,955,994	8,771,084
			9,208,487	8,955,994	8,771,084

PSC UK Pty Ltd. (0.4%)*(3) (7) (8) (13)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 11/19, Due 10/24)	2,709,861	2,444,000	2,648,176
			2,709,861	2,444,000	2,648,176

Questel Unite (2.8%)*(3) (7) (8) (15)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)	20,703,270	20,684,768	20,334,237
			20,703,270	20,684,768	20,334,237

Radwell International, LLC (1.9%)*(7) (8) (11)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	14,220,264	13,917,380	13,935,809
			14,220,264	13,917,380	13,935,809

Recovery Point Systems, Inc. (1.6%)*(7) (8) (11)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 03/20, Due 07/26)	11,736,797	11,522,211	11,736,797
		Partnership Equity (187,235 units, Acquired 03/21)		187,235	187,235
			11,736,797	11,709,446	11,924,032

REP SEKO MERGER SUB LLC (1.1%)* (7) (8) (11)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	7,671,682	7,447,161	7,660,913
			7,671,682	7,447,161	7,660,913

RPX Corporation (2.3%)*(7) (8) (11)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	16,712,500	16,358,646	16,612,225
			16,712,500	16,358,646	16,612,225

Ruffalo Noel Levitz, LLC (1.3%)*(7) (8) (11)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,592,266	9,539,242	9,555,336
			9,592,266	9,539,242	9,555,336

Safety Products Holdings, LLC (2.1%)* (7) (8) (9)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)	15,574,673	15,099,325	15,127,000
		Preferred Stock (372.1 shares, Acquired 12/20)		372,088	372,090
			15,574,673	15,471,413	15,499,090

Scaled Agile, Inc. (0.7%)*(7) (8) (11)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,847,151	4,811,132	4,847,151
			4,847,151	4,811,132	4,847,151

Serta Simmons Bedding LLC (1.5%)*(8) (9)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,405,891	7,232,172	7,475,950
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,634,684	3,378,205	3,463,163
			11,040,575	10,610,377	10,939,113

Sigmatek Systems, LLC (1.3%)*(7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/21, Due 01/27)	9,975,000	9,782,539	9,787,825
			9,975,000	9,782,539	9,787,825

SISU ACQUISITIONCO., INC. (1.9%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	14,097,503	13,826,164	13,841,069
			14,097,503	13,826,164	13,841,069

SMA Holdings, Inc. (1.0%)*(7) (20)	Consulting	First Lien Loan (11.0% Cash, Acquired 12/20, Due 06/24)	7,000,000	6,720,000	6,720,000
		Warrants (2.0 units, Acquired 12/20)		286,781	250,978
			7,000,000	7,006,781	6,970,978

Smile Brands Group Inc. (2.0%)*(7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.17%, 5.4% Cash, Acquired 10/18, Due 10/24)(9)	5,861,902	5,825,907	5,768,111
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 10/24)(11)	9,287,715	9,024,221	9,033,598
			15,149,617	14,850,128	14,801,709

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
SN BUYER, LLC (3.4%)*(7) (8) (11)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 11/26)	$25,000,000	$24,519,748	$24,650,000
			25,000,000	24,519,748	24,650,000

Springbrook Software (SBRK Intermediate, Inc.) (1.3%)*(7) (8) (11)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	9,303,664	9,114,611	9,265,286
			9,303,664	9,114,611	9,265,286

SPT Acquico Limited (0.4%)*(3) (7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	2,658,312	2,593,530	2,591,854
			2,658,312	2,593,530	2,591,854

SSCP Pegasus Midco Limited (1.6%)*(3) (7) (8) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	12,072,963	11,049,371	11,399,247
			12,072,963	11,049,371	11,399,247

Syniverse Holdings, Inc. (2.4%)*(8) (11)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,435,517	16,149,215	17,175,903
			17,435,517	16,149,215	17,175,903

The Hilb Group, LLC (2.0%)*(7) (8) (11)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	11,636,693	11,391,659	11,229,409
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	3,646,217	3,435,906	3,448,894
			15,282,910	14,827,565	14,678,303

Total Safety U.S. Inc. (0.9%)*(8) (11)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,766,049	6,534,648	6,759,283
			6,766,049	6,534,648	6,759,283

Transit Technologies LLC (0.7%)*(7) (8) (11)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 02/20, Due 02/25)	6,035,305	5,869,127	5,443,845
			6,035,305	5,869,127	5,443,845

Transportation Insight, LLC (3.2%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 08/18, Due 12/24)	24,444,375	24,293,447	23,637,711
			24,444,375	24,293,447	23,637,711

Trident Maritime Systems, Inc. (3.4%)*(7) (8) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	25,000,000	24,570,501	24,562,500
			25,000,000	24,570,501	24,562,500

Truck-Lite Co., LLC (3.1%)*(7) (8) (11)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	22,296,635	21,918,311	22,252,041
			22,296,635	21,918,311	22,252,041

Trystar, LLC (2.3%)*(7) (8) (11)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/18, Due 09/23)	16,185,659	16,004,667	16,120,916
		Class A LLC Units (384.5 units, Acquired 09/18)		395,995	369,443
			16,185,659	16,400,662	16,490,359

Tuf-Tug, Inc. (0.0%)*(7) (20)	Safety Equipment Manufacturer	Common Stock (24.6 shares, Acquired 12/20)		385,047	—
				385,047	—

Turf Products, LLC (1.2%)*(7) (20)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	8,697,056	8,383,962	8,436,144
			8,697,056	8,383,962	8,436,144

U.S. Gas & Electric, Inc. (0.2%)*(7) (20)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285,250	1,785,250	1,785,250
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(21)	2,485,469	—	—
			4,770,719	1,785,250	1,785,250

U.S. Silica Company (0.2%)*(3) (8) (9)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,483,670	1,486,303	1,429,887
			1,483,670	1,486,303	1,429,887

UKFast Leaders Limited (1.7%)*(3) (7) (8) (13)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 9/27)	12,541,181	11,365,814	12,453,392
			12,541,181	11,365,814	12,453,392

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.1%)*(7) (8) (11)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,305,092	16,096,032	15,408,312
			16,305,092	16,096,032	15,408,312

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Utac Ceram (1.4%)*(3) (7) (8)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)(15)	$1,762,949	$1,701,654	$1,714,468
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 02/21, Due 09/27)(10)	8,491,000	8,288,343	8,257,498
			10,253,949	9,989,997	9,971,966

Validity, Inc. (0.7%)*(7) (8) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 07/19, Due 05/25)	5,013,118	4,891,028	4,767,474
			5,013,118	4,891,028	4,767,474

W2O Holdings, Inc. (0.0%)* (7) (8)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 5.0% Cash, Acquired 10/20, Due 06/25)	—	(111,213)	—
			—	(111,213)	—

Winebow Group, LLC, (The) (2.3%)*(8) (9)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 11/19, Due 07/21)	10,599,445	10,355,135	10,472,252
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 10/19, Due 01/22)	7,141,980	6,125,843	6,427,782
			17,741,425	16,480,978	16,900,034

World 50, Inc. (1.7%)*(7) (8) (9)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	3,304,887	3,214,069	3,304,887
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 01/26)	9,077,684	8,890,933	8,896,130
			12,382,571	12,105,002	12,201,017

Subtotal Non–Control / Non–Affiliate Investments (192.6%)			1,430,510,004	1,389,212,763	1,401,742,025

Affiliate Investments: (4)
Jocassee Partners LLC (4.0%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		25,158,270	28,950,050
				25,158,270	28,950,050

JSC Tekers Holdings (0.7%)*(3) (7) (20)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753,000	4,945,906
		Common Stock (3,201 shares, Acquired 12/20)		—	—
				4,753,000	4,945,906

Security Holdings B.V. (4.8%)*(3) (7) (20)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/22)	5,451,205	5,451,207	5,451,205
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	8,815,745	8,815,746	8,815,745
		Common Stock (1,099.5 shares, Acquired 12/20)		21,264,000	20,955,588
			14,266,950	35,530,953	35,222,538

Thompson Rivers LLC (4.3%)*(3)	Investment Funds & Vehicles	24.7% Member Interest, Acquired 06/20		30,000,000	31,311,180
				30,000,000	31,311,180

Subtotal Affiliate Investments (13.8%)			14,266,950	95,442,223	100,429,674

Control Investments:(5)
MVC Automotive Group Gmbh (1.9%)*(3) (7) (20)	Other Diversified Financial Services	Bridge Loan (6.0% Cash, Acquired 12/20, Due 12/21)	7,149,166	7,149,166	7,149,166
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,553,000	6,922,044
			7,149,166	16,702,166	14,071,210

MVC Private Equity Fund LP (1.1%)*(3) (20)	Investment Funds & Vehicles	General Partnership Interest		224,978	194,174
		Limited Partnership Interest		8,899,284	7,646,750
				9,124,262	7,840,924

Waccamaw River LLC (0.6%)*(3)	Investment Funds & Vehicles	50% Member Interest, Acquired 02/21		4,500,000	4,474,228
				4,500,000	4,474,228

Subtotal Control Investments (3.6%)			7,149,166	30,326,428	26,386,362

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Short-Term Investments:

BlackRock, Inc. (4.8%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.05% yield)		$35,001,688	$34,998,190
				35,001,688	34,998,190

JPMorgan Chase & Co. (5.3%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.09% yield)		38,567,486	38,567,486
				38,567,486	38,567,486

Subtotal Short-Term Investments (10.1%)				73,569,174	73,565,676

Total Investments, March 31, 2021 (220.1%)*			$1,451,926,120	$1,588,550,588	$1,602,123,737

Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counter Party	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$12,000,000	$(1,600,000)

Total Credit Support Agreement, March 31, 2021					$(1,600,000)
(a) The Credit Support Agreement covers all of the investments acquired by the Company from MVC Capital, Inc. ("MVC") in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “Reference Portfolio”). Each investment that is included in the Reference Portfolio is denoted in the above Schedule of Investments with footnote (20).
(b)      The Company and Barings LLC entered into a Credit Support Agreement pursuant to which Barings LLC agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 and (2) the date on which the entire Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreement.

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$785,238	A$1,013,380	04/06/21	$13,397
Foreign currency forward contract (AUD)	A$1,013,380	$773,688	04/06/21	(1,847)
Foreign currency forward contract (AUD)	$545,678	A$714,511	07/07/21	1,269

Foreign currency forward contract (EUR)	€5,800,000	$6,809,925	04/01/21	6,812
Foreign currency forward contract (EUR)	$16,496,839	€13,762,578	04/06/21	321,689
Foreign currency forward contract (EUR)	€13,762,578	$16,201,506	04/06/21	(26,356)
Foreign currency forward contract (EUR)	$24,184,783	€20,518,045	07/07/21	22,423

Foreign currency forward contract (GBP)	$33,170,791	£24,072,758	04/06/21	(42,405)
Foreign currency forward contract (GBP)	£24,072,758	$33,277,695	04/06/21	(64,500)
Foreign currency forward contract (GBP)	$3,289,859	£2,388,498	07/07/21	(6,517)

Foreign currency forward contract (SEK)	$164,325	1,356,628kr	04/06/21	8,682
Foreign currency forward contract (SEK)	1,356,628kr	$156,117	04/06/21	(475)
Foreign currency forward contract (SEK)	$176,315	1,530,825kr	07/07/21	533
Total Foreign Currency Forward Contracts, March 31, 2021				$232,705
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
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of March 31, 2021 represented 220.1% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.5% of total investments at fair value as of March 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the three months ended March 31, 2021 were as follows:

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2020 Value	Gross Additions (c)	Gross Reductions (d)	March 31, 2021 Value
Portfolio Company	Type of Investment(a)
Advantage Insurance, Inc.(e)	Preferred Stock (587,001 shares)	$(76,631)	$—	$71,500	$5,946,641	$—	$5,946,641	$—
		(76,631)	—	71,500	5,946,641	—	5,946,641	—

Jocassee Partners LLC	9.1% Member Interest	—	1,326,230	—	22,623,820	6,326,230	—	28,950,050
		—	1,326,230	—	22,623,820	6,326,230	—	28,950,050

JSC Tekers Holdings(e)	Common Stock (3,201 shares)	—	192,909	—	4,753,000	192,909	3	4,945,906
	Preferred Stock (9,159,085 shares)	—	—	—	—	—	—	—
		—	192,909	—	4,753,000	192,909	3	4,945,906

Security Holdings B.V(e)	Bridge Loan (5.0% PIK 5/31/2021)	—	—	68,140	5,187,508	263,697	—	5,451,205
	Senior Subordinated Loan (3.1% PIK)	—	—	68,322	8,746,454	69,291	—	8,815,745
	Common Equity Interest	—	(373,782)	—	21,329,370	—	373,782	20,955,588
		—	(373,782)	136,462	35,263,332	332,988	373,782	35,222,538

Thompson Rivers LLC	24.7% Member Interest	—	1,299,340	—	10,011,840	21,299,340	—	31,311,180
		—	1,299,340	—	10,011,840	21,299,340	—	31,311,180

Total Affiliate Investments		$(76,631)	$2,444,697	$207,962	$78,598,633	$28,151,467	$6,320,426	$100,429,674

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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2021 in which the portfolio company is deemed to be a "Control Investment" of the Company are as follows:

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2020 Value	Gross Additions (c)	Gross Reductions (d)	March 31, 2021 Value
Portfolio Company	Type of Investment(a)
MVC Automotive Group GmbH(e)	Common Equity Interest	$—	$(2,660,324)	$—	$9,582,368	$—	$2,660,324	$6,922,044
	Bridge Loan (6.0% PIK 12/31/2021)	—	—	107,237	7,149,166	—	—	7,149,166
		—	(2,660,324)	107,237	16,731,534	—	2,660,324	14,071,210

MVC Private Equity Fund LP(e)	Limited Partnership Interest	—	(1,252,534)	—	8,899,284	—	1,252,534	7,646,750
	General Partnership Interest	—	(30,804)	160,113	224,978	—	30,804	194,174
		—	(1,283,338)	160,113	9,124,262	—	1,283,338	7,840,924
Waccamaw River LLC	50% Member Interest	—	(25,772)	—	—	4,500,000	25,772	4,474,228
		—	(25,772)	—	—	4,500,000	25,772	4,474,228

Total Control Investments		$—	$(3,969,434)	$267,350	$25,855,796	$4,500,000	$3,969,434	$26,386,362
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
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of March 31, 2021 was 0.11113%.
(10)The interest rate on these loans is subject to 2 Month LIBOR, which as of March 31, 2021 was 0.13363%.
(11)The interest rate on these loans is subject to 3 Month LIBOR, which as of March 31, 2021 was 0.19425%.
(12)The interest rate on these loans is subject to 6 Month LIBOR, which as of March 31, 2021 was 0.20525%.
(13)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of March 31, 2021 was 0.08788%.
(14)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of March 31, 2021 was 0.11275%.
(15)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2021 was -0.53800%.
(16)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2021 was -0.50900%.
(17)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2021 was -0.01100%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2021 was 0.01470%.
(19)The interest rate on these loans is subject to 12 Month LIBOR, which as of March 31, 2021 was 0.28313%.
(20)Investment was purchased as part of the MVC Acquisition and is part of the Reference Portfolio for purposes of the Credit Support Agreement.
(21)In 2017, MVC received $5.7 million of 9.5% second lien callable notes due in 2025, in lieu of an escrow to satisfy any indemnification claims associated with MVC’s sale of its equity investment in U.S. Gas & Electric. Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment. This loan is still subject to indemnification adjustments.

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (4.0%)*(7) (9) (12)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	$29,000,000	$28,490,102	$28,420,000
			29,000,000	28,490,102	28,420,000

Accelerate Learning, Inc. (1.0%)*(7) (9) (12)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,461,410	7,258,435
			7,567,965	7,461,410	7,258,435

Accurus Aerospace Corporation (2.9%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 10/18, Due 10/24)	24,500,000	24,251,575	20,506,500
			24,500,000	24,251,575	20,506,500

ADE Holding (d/b/a AD Education) (0.8%)*(3) (7) (9) (19)	Education Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 01/20, Due 01/27)	5,459,746	4,977,557	5,459,746
			5,459,746	4,977,557	5,459,746

AEP Holdings, Inc. (1.8%)*(7) (9)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (18)	4,362,794	4,143,810	4,275,538
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (12)	8,902,516	8,727,725	8,724,466
			13,265,310	12,871,535	13,000,004

Aftermath Bidco Corporation (1.3%)* (7) (9) (12)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/19, Due 04/25)	9,425,284	9,265,301	9,335,155
			9,425,284	9,265,301	9,335,155

Ahead DB Borrower, LLC. (0.3%)*(7) (9) (12)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 10/20, Due 10/28)	2,139,295	2,076,161	2,075,117
			2,139,295	2,076,161	2,075,117

Air Canada 2020-2 Class B Pass Through Trust (1.1%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	7,500,000	7,500,000	8,077,169
			7,500,000	7,500,000	8,077,169

American Dental Partners, Inc. (1.3%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 11/18, Due 03/23)	9,800,000	9,786,672	9,396,240
			9,800,000	9,786,672	9,396,240

American Scaffold, Inc. (1.3%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/19, Due 09/25)	9,686,750	9,509,443	9,686,750
			9,686,750	9,509,443	9,686,750

Anagram Holdings, LLC (2.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	13,673,780	12,565,289	15,588,108
			13,673,780	12,565,289	15,588,108

Anchorage Capital CLO Ltd: Series 2013-1A (0.3%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class DR (LIBOR + 6.8%, 7.0% Cash, Acquired 03/20, Due 10/30)	2,000,000	1,743,066	2,000,156
			2,000,000	1,743,066	2,000,156

Anju Software, Inc. (1.9%)*(7) (12)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 02/19, Due 02/25)	13,701,182	13,442,543	13,385,963
			13,701,182	13,442,543	13,385,963

Apex Bidco Limited (0.3%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.50%, 7.0% Cash, Acquired 01/20, Due 01/27) (9) (15)	1,992,033	1,851,359	1,950,974
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	258,955	241,837	253,618
			2,250,988	2,093,196	2,204,592

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.7%)*(7) (9) (12)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.0% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,877,581	4,959,088
			4,959,088	4,877,581	4,959,088

Arch Global Precision LLC (2.3%)*(7) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 04/19, Due 04/26)	16,649,218	16,496,045	16,557,510
			16,649,218	16,496,045	16,557,510

Archimede (0.4%)*(3) (7) (9) (17)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	2,677,354	2,510,391	2,610,420
			2,677,354	2,510,391	2,610,420

Argus Bidco Limited (0.8%)*(3) (7) (9) (15)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)	5,715,005	5,383,300	5,543,555
			5,715,005	5,383,300	5,543,555

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Armstrong Transport Group (Pele Buyer, LLC ) (1.0%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	$5,354,941	$5,277,976	$5,302,778
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/20, Due 06/24)	2,000,318	1,964,493	2,000,318
			7,355,259	7,242,469	7,303,096

Ascensus Specialties, LLC (1.0%)*(7) (9) (10)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 09/19, Due 09/26)	7,019,401	6,959,939	6,978,909
			7,019,401	6,959,939	6,978,909

ASPEQ Heating Group LLC (1.2%)* (7) (9) (12)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,945,499	8,833,249	8,862,629
			8,945,499	8,833,249	8,862,629

Auxi International (0.2%)*(3) (7) (9) (19)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/19, Due 12/26)	1,712,970	1,514,901	1,682,438
			1,712,970	1,514,901	1,682,438

AVSC Holding Corp. (1.4%)*(9) (12)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 03/25)	4,904,496	4,313,104	4,165,780
		First Lien Senior Secured Term Loan (LIBOR + 4.50%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25)	748,116	682,722	665,823
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	4,951,086	4,816,560	5,668,994
			10,603,698	9,812,386	10,500,597

Bass Pro Group, LLC (0.3%)*(9) (12)	General Merchandise Stores	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.8% Cash, Acquired 03/20, Due 09/24)	1,979,540	1,793,950	1,983,083
			1,979,540	1,793,950	1,983,083

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.8%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/18, Due 12/24)	34,937,500	34,387,459	34,238,750
			34,937,500	34,387,459	34,238,750

Beacon Pointe Advisors, LLC (0.1%)*(7) (9) (12)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/20, Due 03/26)	631,591	611,703	631,591
			631,591	611,703	631,591

Benify (Bennevis AB) (0.2%)*(3) (7) (9) (20)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,588,980	1,366,586	1,576,555
			1,588,980	1,366,586	1,576,555

Black Diamond Equipment Rentals LLC (1.2%)*(7) (23)	Equipment Rental	Second Lien Loan (12.5% Cash, Acquired 12/20, Due 06/22)	7,500,000	7,500,000	7,500,000
		Warrant (1.0 unit, Acquired 12/20)		847,000	847,000
			7,500,000	8,347,000	8,347,000

British Airways 2020-1 Class B Pass Through Trust (0.2%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	1,500,000	1,500,000	1,661,827
			1,500,000	1,500,000	1,661,827

British Engineering Services Holdco Limited (1.1%)*(3) (7) (9) (15)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.5% Cash, Acquired 12/20, Due 12/27)	8,667,451	7,989,566	8,191,066
			8,667,451	7,989,566	8,191,066

Brown Machine Group Holdings, LLC (0.7%)*(7) (9) (12)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,241,933	5,286,022
			5,286,022	5,241,933	5,286,022

Cadent, LLC (f/k/a Cross MediaWorks) (1.0%)*(7) (9) (12)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 09/18, Due 09/23)	7,532,846	7,490,785	7,361,851
			7,532,846	7,490,785	7,361,851

Carlson Travel, Inc (1.0%)*	Business Travel Management	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	3,000,000	2,362,500	2,471,250
		Super Senior Senior Secured Term Loan (10.5% Cash, Acquired 12/20, Due 3/25)	4,239,000	4,149,608	4,376,768
		Common Stock (1,962 units, Acquired 11/20)(7)		88,290	68,670
			7,239,000	6,600,398	6,916,688

Carlyle Aviation Partners Ltd. (0.2%)*	Structured Finance	Structured Secured Note, Series 2019-2 - Class A (3.4% Cash, Acquired 3/20, Due 11/39)	912,844	826,343	863,003
		Structured Secured Note, Series 2018-2 - Class A (4.5% Cash, Acquired 3/20, Due 11/38)	432,194	391,920	408,302
			1,345,038	1,218,263	1,271,305

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Centralis Finco S.a.r.l. (0.1%)*(3) (7) (9) (18)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	$867,913	$732,995	$867,913
			867,913	732,995	867,913

Cineworld Group PLC (1.1%)*(3) (9) (13)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.50%, 2.8% Cash, Acquired 04/20, Due 02/25)	9,070,729	5,915,501	6,121,290
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,618,242	1,446,976	1,920,318
		Warrants (553,375 units, Acquired 12/20)		101,602	166,416
			10,688,971	7,464,079	8,208,024

Classic Collision (Summit Buyer, LLC) (1.6%)*(7) (9) (12)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/20, Due 01/26)	12,006,341	11,774,075	11,820,664
			12,006,341	11,774,075	11,820,664

CM Acquisitions Holdings Inc. (3.4%)*(7) (9) (13)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	24,655,278	24,287,477	24,196,657
			24,655,278	24,287,477	24,196,657

CMT Opco Holding, LLC (Concept Machine) (0.6%)*(7) (9) (12)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)	4,425,935	4,351,646	4,097,088
		LLC Units (8,309 units, Acquired 01/20)		332,904	230,492
			4,425,935	4,684,550	4,327,580

Command Alkon (Project Potter Buyer, LLC) (3.0%)*(7) (9) (10)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)	22,166,804	21,527,201	21,501,800
		Class A Units (90.384 units, Acquired 04/20)		90,384	93,510
		Class B Units (33,324.69 units, Acquired 04/20)		—	8,165
			22,166,804	21,617,585	21,603,475

Confie Seguros Holding II Co. (0.3%)*(9) (12)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,370,563	2,233,600
			2,500,000	2,370,563	2,233,600

Contabo Finco S.À R.L (0.2%)*(3) (7) (9) (18)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 10/19, Due 10/26)	1,483,377	1,310,386	1,454,918
			1,483,377	1,310,386	1,454,918

CSL DualCom (0.5%)*(3) (7) (9) (15)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 09/20, Due 09/27)	3,776,936	3,339,563	3,646,170
			3,776,936	3,339,563	3,646,170

Custom Alloy Corporation (4.8%)*(7) (23)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)	39,391,300	31,434,257	31,434,257
		Revolver (15.0% PIK, Acquired 12/20, Due 04/21)	3,745,808	3,228,308	3,228,308
			43,137,108	34,662,565	34,662,565

Dart Buyer, Inc. (1.7%)*(3) (7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 04/25)	12,310,907	12,092,929	12,188,061
			12,310,907	12,092,929	12,188,061

Diamond Sports Group, LLC (0.1%)*(9) (10)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 03/20, Due 08/26)	989,975	790,536	872,208
			989,975	790,536	872,208

Discovery Education, Inc. (3.7%)*(7) (9) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	27,000,000	26,538,991	26,527,500
			27,000,000	26,538,991	26,527,500

Distinct Holdings, Inc. (1.0%)*(7) (9) (10)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	7,516,792	7,453,665	7,475,638
			7,516,792	7,453,665	7,475,638

DreamStart Bidco SAS (d/b/a SmartTrade) (0.3%)*(3) (7) (9) (19)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.8% PIK, Acquired 03/20, Due 03/27)	2,232,173	1,939,189	2,176,655
			2,232,173	1,939,189	2,176,655

Dukane IAS, LLC (0.6%)*(7) (23)	Welding Equipment Manufacturer	Second Lien Note (10.5% Cash, 2.5% PIK, Acquired 12/20, Due 12/24)	4,604,374	4,604,374	4,604,374
			4,604,374	4,604,374	4,604,374

Envision Healthcare Corp. (0.4%)*(9) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 03/20, Due 10/25)	3,156,772	2,259,339	2,623,688
			3,156,772	2,259,339	2,623,688

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Exeter Property Group, LLC (2.6%)*(7) (9) (10)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.7% Cash, Acquired 02/19, Due 08/24)	$19,363,647	$19,100,177	$18,976,374
			19,363,647	19,100,177	18,976,374

F24 (Stairway BidCo Gmbh) (0.3%)*(3) (7) (9) (18)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 08/20, Due 08/27)	1,855,625	1,734,062	1,805,715
			1,855,625	1,734,062	1,805,715

FitzMark Buyer, LLC (0.5%)*(7) (9) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	3,529,412	3,429,854	3,429,412
			3,529,412	3,429,854	3,429,412

Foundation Risk Partners, Corp. (1.4%)*(7) (9) (12)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	8,789,777	8,575,855	8,576,718
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	1,722,222	1,588,593	1,602,355
			10,511,999	10,164,448	10,179,073

GoldenTree Loan Opportunities IX, Limited: Series 2014-9A (0.2%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class DR2 (LIBOR + 3.0%, 3.2% Cash, Acquired 03/20, Due 10/29)	1,250,000	916,935	1,231,963
			1,250,000	916,935	1,231,963

GTM Intermediate Holdings, Inc. (0.9%)*(7) (23)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 11/24)	5,115,750	5,064,593	5,064,593
		Common Stock (2 shares, Acquired 12/20)		1,078,778	1,078,778
			5,115,750	6,143,371	6,143,371

Gulf Finance, LLC (0.1%)*(9) (10)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 08/23)	1,048,305	944,246	788,105
			1,048,305	944,246	788,105

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.1%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	7,500,000	7,500,000	7,738,286
			7,500,000	7,500,000	7,738,286

Heartland, LLC (1.2%)*(7) (9) (12)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	8,831,018	8,667,194	8,582,892
			8,831,018	8,667,194	8,582,892

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.6%)*(3) (7) (9)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/19, Due 09/26)(19)	10,413,655	9,216,174	10,266,128
		First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 07/20, Due 09/26) (18)	1,092,757	820,169	1,092,757
			11,506,412	10,036,343	11,358,885

Highbridge Loan Management Ltd: Series 2014A-19 (0.1%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class E (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 07/30)	1,000,000	833,749	978,180
			1,000,000	833,749	978,180

Highpoint Global LLC (0.7%)*(7) (23)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	5,307,799	5,286,568	5,286,568
			5,307,799	5,286,568	5,286,568

Holley Performance Products (Holley Purchaser, Inc.) (2.4%)*(7) (9) (12)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.2% Cash, Acquired 10/18, Due 10/25)	16,936,387	16,754,221	16,936,387
			16,936,387	16,754,221	16,936,387

HTI Technology & Industries (1.70%)* (7) (23)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.8% PIK, Acquired 12/20, Due 09/24)	12,619,964	12,115,165	12,115,165
			12,619,964	12,115,165	12,115,165

HW Holdco, LLC (Hanley Wood LLC) (1.0%)*(7) (9) (12)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/18, Due 12/24)	7,527,218	7,396,115	7,527,218
			7,527,218	7,396,115	7,527,218

Hyperion Materials & Technologies, Inc. (1.9%)*(7) (9) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/19, Due 08/26)	13,855,795	13,643,767	13,700,560
			13,855,795	13,643,767	13,700,560

IGL Holdings III Corp. (1.9%)*(7) (9) (12)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	14,025,147	13,635,887	13,626,360
			14,025,147	13,635,887	13,626,360

IM Analytics Holding, LLC (d/b/a NVT) (1.0%)*(7) (9) (12)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)	8,209,191	8,147,872	6,982,738
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,209,191	8,147,872	6,982,738

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
INOS 19-090 GmbH (1.7%)*(3) (7) (9) (18)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 10/27)	$12,275,911	$11,888,699	$11,934,913
			12,275,911	11,888,699	11,934,913

Institutional Shareholder Services, Inc. (0.7%)*(7) (9) (12)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,830,132	4,951,685
			4,951,685	4,830,132	4,951,685

International Precision Components (1.0%)*(7) (23)	Plastic Injection Molding	Second Lien Loan (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 10/24)	7,000,000	6,895,000	6,895,000
			7,000,000	6,895,000	6,895,000

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.9%)*(7) (9) (12)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	6,819,551	6,700,432	6,300,583
			6,819,551	6,700,432	6,300,583

Jade Bidco Limited (Jane's) (1.7%)*(3) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.8% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(13)	10,538,414	10,291,098	10,353,797
		First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(19)	2,057,007	1,813,166	2,020,971
			12,595,421	12,104,264	12,374,768

Jedson Engineering, Inc. (0.4%)*(7) (8) (23)	Engineering & Construction Management	First Lien Loan (12.0% Cash, 3.0% PIK, Acquired 12/20, Due 06/22)	9,560,423	3,000,000	3,000,000
			9,560,423	3,000,000	3,000,000

JetBlue 2019-1 Class B Pass Through Trust (0.7%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,721,693	4,721,693	5,048,044
			4,721,693	4,721,693	5,048,044

Kano Laboratories LLC (1.4%)*(7) (9) (12)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)	9,873,095	9,589,856	9,584,754
		Partnership Equity (227.2 units, Acquired 11/20)		227,198	227,200
			9,873,095	9,817,054	9,811,954

Kenan Advantage Group Inc. (0.6%)* (9) (10)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 07/22)	4,265,453	4,263,951	4,217,125
			4,265,453	4,263,951	4,217,125

Kene Acquisition, Inc. (En Engineering) (1.0%)*(7) (9) (12)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,298,712	7,173,784	7,202,679
			7,298,712	7,173,784	7,202,679

Kona Buyer, LLC (4.8%)*(7) (9) (12)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	35,000,000	34,132,135	34,125,000
			35,000,000	34,132,135	34,125,000

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.3%)*(7) (9) (12)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/18, Due 10/24)	9,218,032	9,083,136	8,987,581
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	184,312
			9,218,032	9,237,456	9,171,893

Learfield Communications, LLC (1.0%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(9)(10)	136,803	96,446	123,073
		First Lien Senior Secured Term Loan (LIBOR + 3.00%, 3.2% Cash, 10.0% PIK, Acquired 08/20, Due 12/23)(12)	7,181,368	7,117,163	7,133,468
			7,318,171	7,213,609	7,256,541

Legal Solutions Holdings (1.3%)*(7) (23)	Business Services	Senior Subordinated Loan (6.0% Cash, 10.0% PIK, Acquired 12/20, Due 03/22)	10,398,126	9,597,471	9,597,471
			10,398,126	9,597,471	9,597,471

MB2 Dental Solutions, LLC (1.0%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 6.7% Cash, Acquired 09/19, Due 09/23)	7,443,622	7,381,819	7,443,622
			7,443,622	7,381,819	7,443,622

Media Recovery, Inc. (SpotSee) (1.3%)*(7) (9) (12)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25)	9,179,626	8,873,020	9,018,983
			9,179,626	8,873,020	9,018,983

Modern Star Holdings Bidco Pty Limited. (1.4%)*(3) (7) (9) (22)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	10,482,797	9,973,821	10,101,881
			10,482,797	9,973,821	10,101,881

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
MSG National Properties (0.3%)*(3) (7) (9) (12)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	$2,461,759	$2,389,417	$2,474,068
			2,461,759	2,389,417	2,474,068

Murphy Midco Limited (1.3%)*(3) (7) (9) (16)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.50%, 5.5% Cash, Acquired 11/20, Due 11/27)	9,904,416	9,228,222	9,508,239
			9,904,416	9,228,222	9,508,239

Music Reports, Inc. (0.8%)*(7) (9) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	5,592,972	5,459,912	5,469,461
			5,592,972	5,459,912	5,469,461

Neuberger Berman CLO Ltd: Series 2020-36A (0.3%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.81%, 8.0% Cash, Acquired 03/20, Due 04/33)	2,500,000	2,476,562	2,501,790
			2,500,000	2,476,562	2,501,790

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (1.6%)*(7) (9) (10)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	11,855,804	11,813,315	11,645,956
			11,855,804	11,813,315	11,645,956

Omni Intermediate Holdings, LLC (1.4%)*(7) (9) (10)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	10,000,000	9,700,263	9,700,000
			10,000,000	9,700,263	9,700,000

Options Technology Ltd. (1.3%)*(3) (7) (9) (12)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	9,796,552	9,583,342	9,633,049
			9,796,552	9,583,342	9,633,049

Pacific Health Supplies Bidco Pty Limited (2.5%)*(3) (7) (9) (21)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	18,489,367	17,237,355	17,919,335
			18,489,367	17,237,355	17,919,335

Pare SAS (SAS Maurice MARLE) (0.7%)*(3) (7) (9) (19)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, 1.5% PIK, Acquired 12/19, Due 12/26)	4,817,430	4,305,403	4,683,024
			4,817,430	4,305,403	4,683,024

Patriot New Midco 1 Limited (Forensic Risk Alliance) (1.2%)*(3) (7) (9)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(12)	4,489,471	4,372,581	4,388,907
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 02/20, Due 02/27) (18)	4,126,940	3,579,755	4,034,496
			8,616,411	7,952,336	8,423,403

PerTronix, LLC (1.1%)*(7) (9) (13)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	8,308,515	8,186,879	8,183,887
			8,308,515	8,186,879	8,183,887

Playtika Holding Corp. (0.5%)*(9) (12)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 03/20, Due 12/24)	3,800,000	3,536,230	3,818,582
			3,800,000	3,536,230	3,818,582

Premier Technical Services Group (Project Graphite) (0.4%)*(3) (7) (9) (15)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.3% Cash, Acquired 08/19, Due 06/26)	3,108,900	2,681,906	3,039,998
			3,108,900	2,681,906	3,039,998

Premium Franchise Brands, LLC (3.4%)*(7) (9) (12)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	25,000,000	24,501,666	24,500,000
			25,000,000	24,501,666	24,500,000

Process Equipment, Inc. (ProcessBarron) (0.8%)*(7) (9) (12)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,173,594	6,090,812	5,612,414
			6,173,594	6,090,812	5,612,414

Professional Datasolutions, Inc. (PDI) (2.3%)*(7) (9) (12)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	16,924,678	16,905,254	16,628,496
			16,924,678	16,905,254	16,628,496

PSC UK Pty Ltd. (0.4%)*(3) (7) (9) (15)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 11/19, Due 10/24)	2,684,817	2,439,292	2,614,299
			2,684,817	2,439,292	2,614,299

Questel Unite (3.1%)*(3) (7) (9) (18)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/27)	22,451,369	21,728,443	21,905,058
			22,451,369	21,728,443	21,905,058

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Radwell International, LLC (1.9%)*(7) (9) (12)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	$14,264,053	$13,916,962	$13,914,053
			14,264,053	13,916,962	13,914,053

Recovery Point Systems, Inc. (1.6%)*(7) (9) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 03/20, Due 07/26)	11,795,776	11,572,084	11,766,287
			11,795,776	11,572,084	11,766,287

REP SEKO MERGER SUB LLC (1.2%)* (7) (9) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	8,545,455	8,290,487	8,345,456
			8,545,455	8,290,487	8,345,456

RPX Corporation (2.4%)*(7) (9) (12)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	17,500,000	17,110,715	17,106,250
			17,500,000	17,110,715	17,106,250

RR Ltd: Series 2019-6A (0.3%)*(3) (12)	Structured Finance	Structured Secured Note - Class D (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 04/30)	2,000,000	1,661,539	2,000,124
			2,000,000	1,661,539	2,000,124

Ruffalo Noel Levitz, LLC (1.3%)*(7) (9) (12)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,616,736	9,552,719	9,567,718
			9,616,736	9,552,719	9,567,718

Safety Products Holdings, LLC (2.5%)* (9) (12)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(7)	18,108,567	17,559,056	17,555,609
		Common Stock (424.1 units, Acquired 12/20)		424,088	424,090
			18,108,567	17,983,144	17,979,699

Scaled Agile, Inc. (0.7%)*(7) (9) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,845,720	4,807,839	4,797,263
			4,845,720	4,807,839	4,797,263

Serta Simmons Bedding LLC (1.5%)*(9) (10)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,424,499	7,234,063	7,498,744
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,643,817	3,379,870	3,272,913
			11,068,316	10,613,933	10,771,657

SISU ACQUISITIONCO., INC. (2.2%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	16,132,835	15,811,282	15,810,178
			16,132,835	15,811,282	15,810,178

SMA Holdings, Inc. (1.0%)*(7) (23)	Consulting	First Lien Loan (11.0% Cash, Acquired 12/20, Due 06/24)	7,000,000	6,720,000	6,720,000
		Warrants (2.0 units, Acquired 12/20)		286,781	286,781
			7,000,000	7,006,781	7,006,781

Smile Brands Group Inc. (2.1%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.17%, 5.4% Cash, Acquired 10/18, Due 10/24)	5,880,607	5,842,184	5,824,154
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 10/24)	9,310,993	9,030,258	9,024,500
			15,191,600	14,872,442	14,848,654

SN BUYER, LLC (4.8%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 11/26)	35,000,000	34,304,393	34,300,000
			35,000,000	34,304,393	34,300,000

Springbrook Software (SBRK Intermediate, Inc.) (1.3%)*(7) (9) (12)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	9,349,719	9,152,983	9,201,599
			9,349,719	9,152,983	9,201,599

SSCP Pegasus Midco Limited (2.3%)*(3) (7) (9) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	17,664,989	16,498,614	16,733,353
			17,664,989	16,498,614	16,733,353

Syniverse Holdings, Inc. (2.2%)*(9) (12)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,480,454	16,048,735	15,749,365
			17,480,454	16,048,735	15,749,365

Team Health Holdings, Inc. (0.8%)*(9) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 02/24)	6,822,785	6,659,174	6,058,906
			6,822,785	6,659,174	6,058,906

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
The Hilb Group, LLC (2.1%)*(7) (9)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)(11)	$11,667,719	$11,413,365	$11,541,707
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/19, Due 12/26)(12)	3,602,001	3,374,934	3,373,303
			15,269,720	14,788,299	14,915,010

Total Safety U.S. Inc. (0.9%)* (12)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,857,482	6,611,003	6,576,325
			6,857,482	6,611,003	6,576,325

Transit Technologies LLC (0.7%)*(7) (9) (12)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 02/20, Due 02/25)	6,035,305	5,859,123	5,221,746
			6,035,305	5,859,123	5,221,746

Transportation Insight, LLC (3.3%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 08/18, Due 12/24)	24,506,875	24,346,335	23,899,105
			24,506,875	24,346,335	23,899,105

Truck-Lite Co., LLC (3.0%)*(7) (9) (12)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	22,352,885	21,960,470	21,791,827
			22,352,885	21,960,470	21,791,827

Trystar, LLC (2.5%)*(7) (9) (12)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/18, Due 09/23)	17,596,398	17,384,658	17,288,461
		Class A LLC Units (384.5 units, Acquired 09/18)		395,995	339,474
			17,596,398	17,780,653	17,627,935

Tuf-Tug, Inc. (0.1%)*(7) (23)	Safety Equipment Manufacturer	Common Stock (24.6 shares, Acquired 12/20)		385,047	$385,047
				385,047	385,047

Turf Products, LLC (1.2%)*(7) (23)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	8,697,056	8,383,962	8,383,962
			8,697,056	8,383,962	8,383,962

U.S. Gas & Electric, Inc. (0.2%)*(7) (23)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285,250	1,785,250	1,785,250
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(24)	2,485,469	—	—
			4,770,719	1,785,250	1,785,250

U.S. Silica Company (0.2%)*(3) (9) (10)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,487,525	1,490,312	1,299,724
			1,487,525	1,490,312	1,299,724

UKFast Leaders Limited (3.3%)*(3) (7) (9) (14)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 9/27)	24,226,278	22,140,865	23,625,466
			24,226,278	22,140,865	23,625,466

USF Holdings LLC (U.S. Farathane, LLC) (0.4%)*(9) (12)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 12/21)	3,088,580	3,092,541	2,849,214
			3,088,580	3,092,541	2,849,214

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.1%)*(7) (9) (12)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,388,428	16,165,710	15,226,488
			16,388,428	16,165,710	15,226,488

Utac Ceram (0.2%)*(3) (7) (9) (18)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)	1,713,064	1,524,242	1,651,143
			1,713,064	1,524,242	1,651,143

Validity, Inc. (0.6%)*(7) (9) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 07/19, Due 05/25)	5,025,862	4,896,882	4,586,098
			5,025,862	4,896,882	4,586,098

W2O Holdings, Inc. (0.0%)* (7) (9)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 5.0% Cash, Acquired 10/20, Due 06/25)	—	(115,981)	(104,214)
			—	(115,981)	(104,214)

Winebow Group, LLC, (The) (2.1%)*(9) (10)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 11/19, Due 07/21)	10,599,445	10,113,510	9,690,543
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 10/19, Due 01/22)	7,141,980	4,813,864	5,713,584
			17,741,425	14,927,374	15,404,127

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
World 50, Inc. (1.7%)*(7) (9) (10)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	$3,313,191	$3,218,141	$3,313,191
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 01/26)	9,100,607	8,905,025	8,940,436
			12,413,798	12,123,166	12,253,627

Subtotal Non–Control / Non–Affiliate Investments (184.7%)			1,378,776,392	1,318,614,617	1,325,783,281

Affiliate Investment: (4)
Advantage Insurance, Inc. (0.8%)*(7) (23)	Banking, Finance, Insurance, & Real Estate	Preferred Stock (587,001 shares, Acquired 12/20)		5,946,641	5,946,641
				5,946,641	5,946,641

Jocassee Partners LLC (3.2%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		20,158,270	22,623,820
				20,158,270	22,623,820

JSC Tekers Holdings (0.7%)*(3) (7) (23)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753,000	4,753,000
		Common Stock (3,201 shares, Acquired 12/20)		—	—
				4,753,000	4,753,000

Security Holdings B.V. (4.9%)*(3) (7) (23)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/22)	5,187,506	5,187,508	5,187,508
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	8,746,454	8,746,454	8,746,454
		Common Stock (1,099.5 shares, Acquired 12/20)		21,264,000	21,329,370
			13,933,960	35,197,962	35,263,332

Thompson Rivers LLC (1.4%)*(3)	Investment Funds & Vehicles	10% Member Interest, Acquired 06/20		10,000,000	10,011,840
				10,000,000	10,011,840

Subtotal Affiliate Investments (11.0%)			13,933,960	76,055,873	78,598,633

Control Investments:(5)
MVC Automotive Group Gmbh (2.3%)*(3) (7) (23)	Other Diversified Financial Services	Bridge Loan (6.0% Cash, Acquired 12/20, Due 12/21)	7,149,166	7,149,166	7,149,166
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,553,000	9,582,368
			7,149,166	16,702,166	16,731,534

MVC Private Equity Fund LP (1.3%)*(3) (23)	Investment Funds & Vehicles	General Partnership Interest		224,978	224,978
		Limited Partnership Interest		8,899,284	8,899,284
				9,124,262	9,124,262

Subtotal Control Investments (3.6%)			7,149,166	25,826,428	25,855,796

Short-Term Investments:

BlackRock, Inc. (4.2%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.08% yield)		30,000,000	30,000,000
				30,000,000	30,000,000

JPMorgan Chase & Co. (5.0%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.09% yield)		35,558,227	35,558,227
				35,558,227	35,558,227

Subtotal Short-Term Investments (9.1%)				65,558,227	65,558,227

Total Investments, December 31, 2020 (208.4%)*			$1,399,859,518	$1,486,055,145	$1,495,795,937

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counter Party	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$13,600,000	$—

Total Credit Support Agreement, December 31, 2020					$—
(a) The Credit Support Agreement covers all of the investments acquired by the Company from MVC in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “Reference Portfolio”). Each investment that is included in the Reference Portfolio is denoted in the above Schedule of Investments with footnote (23).
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
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the input of the Company's external investment adviser, Barings, the Company’s Audit Committee and independent valuation firms that have been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended December 31, 2020 were as follows:

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Barings BDC, Inc. (the “Company”) and its wholly-owned subsidiaries are specialty finance companies. The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company has elected for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. On August 2, 2018, the Company entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) and became an externally-managed BDC managed by Barings LLC (“Barings” or the “Adviser”). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the Amended and Restated Advisory Agreement (as defined in “Note 2 - Agreements and Related Party Transactions”) (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement) and the Administration Agreement. See “Note 2 - Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the unaudited consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Purchase Programs
On February 27, 2020, the Board approved an open-market share repurchase program for the 2020 fiscal year (the “2020 Share Repurchase Program”). Under the 2020 Share Repurchase Program, the Company was authorized during fiscal year 2020 to repurchase up to a maximum of 5.0% of the amount of shares outstanding as of February 27, 2020 if shares traded below net asset value (“NAV”) per share, subject to liquidity and regulatory constraints.
Purchases under the 2020 Share Repurchase Program were made in open-market transactions and included transactions being executed by a broker selected by the Company that had been delegated the authority to repurchase shares on the Company's behalf in the open market in accordance with applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. During the three months ended March 31, 2020, the Company repurchased a total of 661,981 shares of its common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.23 per share, including broker commissions.
In connection with the completion of the Company’s acquisition of MVC Capital, Inc. (“MVC”), a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of this quarterly report on Form 10-Q for the quarter ended March 31, 2021 and will be made in accordance with applicable legal, contractual and regulatory requirements.
2. AGREEMENTS AND RELATED PARTY TRANSACTIONS
On August 2, 2018, the Company entered into the Original Advisory Agreement and the Administration Agreement with the Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In connection with the MVC Acquisition, on December 23, 2020, the Company entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with the Adviser, following approval of the Amended and Restated Advisory Agreement by the Company’s stockholders at its December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
services to other entities so long as its performance under the Amended and Restated Advisory Agreement is not adversely affected.
The Adviser has entered into a personnel-sharing arrangement with its affiliate, Barings International Investment Limited (“BIIL”). BIIL is a wholly-owned subsidiary of Baring Asset Management Limited, which in turn is an indirect, wholly-owned subsidiary of the Adviser. Pursuant to this arrangement, certain employees of BIIL may serve as “associated persons” of the Adviser and, in this capacity, subject to the oversight and supervision of the Adviser, may provide research and related services, and discretionary investment management and trading services (including acting as portfolio managers) to the Company on behalf of the Adviser. This arrangement is based on no-action letters of the staff of the Securities and Exchange Commission (the “SEC”) that permit SEC-registered investment advisers to rely on and use the resources of advisory affiliates or "participating affiliates," subject to the supervision of that SEC-registered investment adviser. BIIL is a “participating affiliate” of the Adviser, and the BIIL employees are “associated persons” of the Adviser.
Under the Amended and Restated Advisory Agreement, the Company pays the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides the Company thereunder.
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
For the three months ended March 31, 2021, the Base Management Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was approximately $3.9 million. For the three months ended, March 31, 2020, the Base Management Fee determined in accordance with the terms of the Original Advisory Agreement was approximately $3.9 million. As of March 31, 2021, the Base Management Fee of $3.9 million for the three months ended March 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Base Management Fee of $3.4 million for the three months ended December 31, 2020 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
(3)(a) With respect to the Pre-2020 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Incentive Fee Net Investment Income (as defined in paragraph (i) above) for such quarter, if any, that exceeded the Pre-2020 Catch-Up Amount; and
(b) With respect to the Post-2019 Period, 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeded the Post-2019 Catch-Up Amount.
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
Post-December 31, 2020 Incentive Fee
Beginning January 1, 2021, the Incentive Fee continues to consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. Under the Amended and Restated Advisory Agreement, a portion of the Incentive Fee is based on the Company's income (the “Income-Based Fee”) and a portion is based on the Company's capital gains (the “Capital Gains Fee”), each as described below:
(i) The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of the Company's first eleven calendar quarters that commences on or after January 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Quarters. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 2.0% (8% annualized) by the aggregate of the Company's NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. For this purpose, under the Amended and Restated Advisory Agreement, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Income-Based Fee and the Capital Gains Fee). For the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation:
The calculation of the Income-Based Fee for each quarter is as follows:
(A) No Income-Based Fee will be payable to the Adviser in any calendar quarter in which the Company's aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Amount;
(B) 100% of the Company's aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.5% (10% annualized) by the Company's NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company's Pre-Incentive Fee Net Investment Income when the Company's Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Quarters; and
(C) For any quarter in which the Company's aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Income-Based Fee shall equal 20% of the amount of the Company's Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Hurdle Amount and Catch-Up Amount will have been achieved.
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
For the three months ended March 31, 2021, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $2.7 million. As of March 31, 2021, the Income-Based Fee of $2.7 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. The Company did not pay any Pre-2021 Income-Based Fee for the three months ended March 31, 2020.
The Company did not pay any capital gains fees for either of the three months ended March 31, 2021 or 2020.
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
For the three months ended March 31, 2021 and March 31, 2020, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million and $0.4 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of March 31, 2021, the administrative expenses of $0.5 million for the three months ended March 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2020 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company entered into a Credit Support Agreement (the “Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. A summary of the material terms of the Credit Support Agreement are as follows:
•The Credit Support Agreement covers all of the investments in the Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Reference Portfolio over (2) the aggregate realized and unrealized gains on the Reference Portfolio, in each case from the date of the closing of the Company’s merger with MVC through the Designated Settlement Date (up to a $23.0 million cap) (such amount, the “Covered Losses”). For purposes of the Credit Support Agreement, “Designated Settlement Date” means the earlier of (1) January 1, 2031 and (2) the date on which the entire Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the Credit Support Agreement if the aggregate realized and unrealized gains on the Reference Portfolio exceed realized and unrealized losses of the Reference Portfolio on the Designated Settlement Date.
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
The Credit Support Agreement is intended to give stockholders of the combined company following the MVC Acquisition downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the Company’s merger with MVC. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the Credit Support Agreement. Any cash payment from the Adviser to the Company under the Credit Support

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Agreement will be excluded from the Company’s incentive fee calculations under the Amended and Restated Advisory Agreement.
When the Company and the Adviser entered into the Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and is included in "Additional paid-in capital" in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet. In addition, the Credit Support Agreement will be accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in "Credit support agreement" in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
3. INVESTMENTS
Portfolio Composition
The Company invests predominately in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Structured product investments include collateralized loan obligations and asset-backed securities. The Adviser's existing SEC co-investment exemptive relief under the 1940 Act, permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2021:
Senior debt and 1st lien notes	$1,228,983,292	77%	$1,238,178,055	77%	170%
Subordinated debt and 2nd lien notes	150,273,105	10	150,597,961	9	21
Structured products	23,163,888	1	26,153,607	2	4
Equity shares	42,543,214	3	39,617,746	2	5
Equity warrants	1,235,383	—	1,434,309	—	—
Investment in joint ventures / PE fund	68,782,532	4	72,576,383	5	10
Short-term investments	73,569,174	5	73,565,676	5	10
	$1,588,550,588	100%	$1,602,123,737	100%	220%
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%	163%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9	19
Structured products	30,071,808	2	32,508,845	2	5
Equity shares	44,693,645	3	44,651,114	3	6
Equity warrants	1,235,383	—	1,300,197	—	—
Investment in joint ventures / PE fund	39,282,532	3	41,759,922	3	6
Short-term investments	65,558,227	4	65,558,227	4	9
	$1,486,055,145	100%	$1,495,795,937	100%	208%
During the three months ended March 31, 2021, the Company made 18 new investments totaling $172.2 million, made investments in existing portfolio companies totaling $73.2 million, made a new joint venture equity investment totaling $4.5 million and additional investments in joint venture equity portfolio companies totaling $25.0 million. During the three months ended March 31, 2020, the Company made 30 new investments totaling $111.2 million and made investments in existing portfolio companies totaling $20.9 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of investments at fair value at March 31, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	March 31, 2021		December 31, 2020
Aerospace and Defense	$103,612,237	6.8%	$82,501,170	5.8%
Automotive	59,394,262	3.9	61,581,980	4.3
Banking, Finance, Insurance and Real Estate	118,580,033	7.8	99,099,552	6.9
Beverage, Food and Tobacco	16,900,033	1.1	15,404,126	1.1
Capital Equipment	32,078,431	2.1	30,899,579	2.2
Chemicals, Plastics, and Rubber	31,917,870	2.1	32,378,972	2.3
Construction and Building	65,281,876	4.3	59,861,616	4.2
Consumer goods: Durable	38,394,329	2.5	38,165,784	2.7
Consumer goods: Non-durable	33,371,033	2.2	28,081,580	2.0
Containers, Packaging and Glass	7,407,821	0.5	9,018,983	0.6
Energy: Electricity	16,490,359	1.1	17,627,935	1.2
Energy: Oil and Gas	3,662,649	0.2	788,105	0.1
Environmental Services	11,616,266	0.8	—	—
Healthcare and Pharmaceuticals	148,719,048	9.7	142,708,050	10.0
High Tech Industries	165,576,202	10.8	152,413,985	10.6
Hotel, Gaming and Leisure	16,677,421	1.1	10,682,093	0.7
Investment Funds and Vehicles	72,576,383	4.7	41,759,922	2.9
Media: Advertising, Printing and Publishing	67,947,381	4.4	54,123,033	3.8
Media: Broadcasting and Subscription	5,648,515	0.4	6,464,741	0.4
Media: Diversified and Production	43,257,677	2.8	48,200,216	3.4
Metals and Mining	18,640,733	1.2	17,857,236	1.2
Retail	—	—	1,983,083	0.1
Services: Business	218,683,424	14.3	209,974,914	14.7
Services: Consumer	58,147,463	3.8	54,450,324	3.8
Structured Products	26,153,607	1.7	32,508,845	2.3
Telecommunications	30,936,630	2.0	43,021,001	3.0
Transportation: Cargo	64,766,643	4.2	91,132,943	6.4
Utilities: Electric	8,999,781	0.6	8,987,929	0.6
Utilities: Oil and Gas	11,683,609	0.8	11,645,956	0.8
Wholesale	31,436,345	2.1	26,914,057	1.9
Total	$1,528,558,061	100.0%	$1,430,237,710	100.0%
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust ("SCRS") to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. As of March 31, 2021, Jocassee had $272.1 million in senior secured private middle-market debt investments, $0.7 million in second lien and subordinated private middle-market debt investments, $384.5 million in U.S. syndicated senior secured loans, $9.1 million in U.S. syndicated second lien and subordinated loans, $146.8 million in European syndicated senior secured loans, $5.7 million in structured product investments, $5.4 million in equity investments, $100.0 million in joint venture investments and $21.5 million in short-term investments. As of December 31, 2020, Jocassee had $180.6 million in senior secured private middle-market debt investments, $382.9 million in U.S. syndicated senior secured loans, $161.5 million in European syndicated senior secured loans, $25.6 million in structured product investments, $5.8 million in an equity investment, $90.1 million in a joint venture investment and $23.1 million in short-term investments.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of March 31, 2021 and December 31, 2020, the Company had sold $256.9 million and $162.2 million, respectively, of its investments to Jocassee. As of each of March 31, 2021 and December 31, 2020, the Company had $44.2 million in unsettled receivables due from Jocassee that were included in "Receivable from unsettled transactions" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of March 31, 2021 and December 31, 2020, Jocassee had the following commitments, contributions and unfunded commitments from its members:

	As of March 31, 2021
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$50,000,000	$25,000,000	$—	$25,000,000
South Carolina Retirement Systems Group Trust	500,000,000	250,000,000	—	250,000,000
Total	$550,000,000	$275,000,000	$—	$275,000,000

	As of December 31, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$50,000,000	$20,000,000	$—	$30,000,000
South Carolina Retirement Systems Group Trust	500,000,000	200,000,000	—	300,000,000
Total	$550,000,000	$220,000,000	$—	$330,000,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement with Jocassee. The Company and Jocassee committed to initially provide $10.0 million and $90.0 million, respectively, of equity capital to Thompson Rivers. Equity contributions (and equity ownership) are on a pro-rata basis, based on their equity commitments (10% for the Company and 90% for Jocassee). On January 29, 2021, the Company and Jocassee entered into a Second Amended and Restated Limited Liability Company Agreement (“Amended LLC Agreement”). The Amended LLC Agreement increased the Company's commitment to $30.0 million. As of March 31, 2021, Thompson Rivers had $938.8 million in Ginnie Mae early buyout loans and $62.1 million in cash. As of December 31, 2020, Thompson Rivers had $715.2 million in Ginnie Mae early buyout loans.

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
As of March 31, 2021 and December 31, 2020, Thompson Rivers had the following commitments, contributions and unfunded commitments from its members:

	As of March 31, 2021
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$30,000,000	$30,000,000	$—	$—
Jocassee Partners LLC	90,000,000	90,000,000	—	—
Total	$120,000,000	$120,000,000	$—	$—

	As of December 31, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$10,000,000	$10,000,000	$—	$—
Jocassee Partners LLC	90,000,000	90,000,000	—	—
Total	$100,000,000	$100,000,000	$—	$—
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement (“Waccamaw LLC Agreement”) with Jocassee. The Company and Jocassee have committed to initially each provide $25.0 million, of equity capital to Waccamaw River. Equity contributions (and equity ownership) are on a pro-rata basis, based on their equity commitments (50% for the Company and 50% for Jocassee). As of March 31, 2021, Waccamaw River had $7.8 million in unsecured consumer loans and $0.6 million in cash.
The Company has determined that Waccamaw River is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.
As of March 31, 2021, Waccamaw River had the following commitments, contributions and unfunded commitments from its members:

	As of March 31, 2021
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
Barings BDC, Inc.	$25,000,000	$4,500,000	$—	$20,500,000
Jocassee Partners LLC	25,000,000	4,500,000	—	20,500,000
Total	$50,000,000	$9,000,000	$—	$41,000,000

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Valuation of Investments
The Company conducts the valuation of its investments, upon which its net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
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
At least annually, the Adviser conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While the Adviser is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process the Adviser continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. The Adviser believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e., exit prices).

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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. The Adviser uses its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether the Company's investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and the independent valuation firm.
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
Valuation of Investment in Jocassee
The Company estimates the fair value of its investment in Jocassee using the NAV of Jocassee and its ownership percentage. The NAV of Jocassee is determined in accordance with the specialized accounting guidance for investment companies.
Valuation of Investment in Thompson Rivers
The Company estimates the fair value of its investment in Thompson Rivers using the NAV of Thompson Rivers and its ownership percentage. The NAV of Thompson Rivers is determined in accordance with the specialized accounting guidance for investment companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Valuation of Investment in Waccamaw River
The Company estimates the fair value of its investment in Waccamaw River using the NAV of Waccamaw River and its ownership percentage. The NAV of Waccamaw River is determined in accordance with the specialized accounting guidance for investment companies.
Valuation of Investments in MVC Private Equity Fund LP
The Company estimates the fair value of its investment in MVC Private Equity Fund LP (the "MVC PE Fund") using the NAV of the MVC PE Fund and its ownership percentage. The NAV of the MVC PE Fund is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of March 31, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2021:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes(1)(2)	$886,013,699	Yield Analysis	Market Yield	5.4% – 18.2%	7.8%
	3,000,000	Liquidation Analysis	Adjusted EBITDA Multiple	0.1x – 0.1x	0.10x
	231,246,561	Recent Transaction	Transaction Price	97.0% – 99.0%	98.0%
Subordinated debt and 2nd lien notes(3)	102,508,414	Yield Analysis	Market Yield	8.5% – 28.0%	18.6%
	21,416,118	Market Approach	Adjusted EBITDA Multiple	3.5x – 7.5x	4.8x
	15,733,031	Recent Transaction	Transaction Price	97.2% – 98.8%	97.4%
Equity shares(4)	31,596,895	Market Approach	Adjusted EBITDA Multiple	3.5x – 16.3x	5.3x
	4,945,906	Real Estate - Cost Approach	Replacement Cost (CZK/m2)	1,237 to 1,892	1,892
		Real Estate - Cost Approach	Depreciation Factor	0.50 to 1.00	0.81
		Real Estate - Income Approach	Market Rent CZK/Year	CZK5,011,718 to CZK8,700,000	CZK5,011,718
		Real Estate - Income Approach	Cap Rate	6.0% to 7.0%	6.5%
		Real Estate - Income Approach	Adj. Factor for Development Zone	n/a	1.15
	187,235	Recent Transaction	Transaction Price	$1	$1
Equity warrants	976,978	Market Approach	Adjusted EBITDA Multiple	5.5x-13.4x	6.1x
(1)Excludes investments with an aggregate fair value amounting to $6,416,810, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Senior debt investments with a total fair value of $12,704,389, were valued using unobservable market transactions.
(3)Excludes investments with an aggregate fair value amounting to $4,512,617, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $88,290, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes(1)	$650,550,710	Yield Analysis	Market Yield	4.7% – 16.2%	7.4%
	3,000,000	Liquidation Analysis	Adjusted EBITDA Multiple	0.05x – 0.15x	0.10x
	399,692,333	Recent Transaction	Transaction Price	96.0% – 100.0%	97.8%
Subordinated debt and 2nd lien notes(2)	109,851,771	Yield Analysis	Market Yield	6.0% – 26.0%	16.7%
	13,933,960	Market Approach	Adjusted EBITDA Multiple	5.0x – 6.0x	5.5x
	4,959,088	Recent Transaction	Transaction Price	100%	100%
Equity shares(3)	39,178,157	Market Approach	Adjusted EBITDA Multiple	0.8x – 11.8x	4.8x
	4,752,997	Real Estate - Cost Approach	Replacement Cost (CZK/m2)	1,237 to 1,892	1,892
		Real Estate - Cost Approach	Depreciation Factor	0.50 to 1.00	0.81
		Real Estate - Income Approach	Market Rent CZK/Year	CZK5,011,718 to CZK8,700,000	CZK5,011,718
		Real Estate - Income Approach	Cap Rate	6.0% to 7.0%	6.5%
		Real Estate - Income Approach	Adj. Factor for Development Zone	n/a	1.15
	227,200	Recent Transaction	Transaction Price	$1,000	$1,000
Equity warrants	1,133,781	Market Approach	Adjusted EBITDA Multiple	4.8x-9.0x	6.0x
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2021 and December 31, 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$98,796,596	$1,139,381,459	$1,238,178,055
Subordinated debt and 2nd lien notes	—	6,427,781	144,170,180	150,597,961
Structured products	—	26,153,607	—	26,153,607
Equity shares	—	2,799,420	36,818,326	39,617,746
Equity warrants	—	457,331	976,978	1,434,309
Short-term investments	73,565,676	—	—	73,565,676
Investments subject to leveling	$73,565,676	$134,634,735	$1,321,346,943	$1,529,547,354
Investment in joint ventures / PE fund(1)				72,576,383
				$1,602,123,737

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$115,533,401	$1,055,717,111	$1,171,250,512
Subordinated debt and 2nd lien notes	—	7,947,184	130,819,936	138,767,120
Structured products	—	32,508,845	—	32,508,845
Equity shares	—	424,090	44,227,024	44,651,114
Equity warrants	—	166,416	1,133,781	1,300,197
Short-term investments	65,558,227	—	—	65,558,227
Investments subject to leveling	$65,558,227	$156,579,936	$1,231,897,852	$1,454,036,015
Investment in joint ventures / PE fund(1)				41,759,922
				$1,495,795,937
(1)The Company's investments in Jocassee, Thompson Rivers, Waccamaw River and the MVC PE Fund are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,055,717,111	$130,819,936	$44,227,024	$1,133,781	$1,231,897,852
New investments	227,056,942	14,477,878	1,072,790	—	242,607,610
Transfers into Level 3	—	2,233,600	424,090	—	2,657,690
Proceeds from sales of investments	(130,763,019)	—	(5,946,010)	—	(136,709,029)
Loan origination fees received	(4,176,205)	(402,163)	—	—	(4,578,368)
Principal repayments received	(12,259,911)	(10,120,108)	—	—	(22,380,019)
Payment-in-kind interest earned	228,937	7,007,695	—	—	7,236,632
Accretion of loan premium	3,089	6,640	—	—	9,729
Accretion of deferred loan origination revenue	1,213,446	211,236	—	—	1,424,682
Realized gain (loss)	1,605,025	3,140	(76,631)	—	1,531,534
Unrealized appreciation (depreciation)	756,044	(67,674)	(2,882,937)	(156,803)	(2,351,370)
Fair value, end of period	$1,139,381,459	$144,170,180	$36,818,326	$976,978	$1,321,346,943

Three Months Ended March 31, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$555,500,307	$12,011,965	$760,716	$568,272,988
New investments	97,129,668	660,263	403,774	98,193,705
Transfers in (out) of Level 3	57,635,811	(2,312,500)	—	55,323,311
Proceeds from sales of investments	(37,037,339)	—	—	(37,037,339)
Loan origination fees received	(2,662,115)	(19,808)	—	(2,681,923)
Principal repayments received	(10,114,829)	—	—	(10,114,829)
Accretion of loan premium	(6,389)	—	—	(6,389)
Accretion of deferred loan origination revenue	649,657	8,351	—	658,008
Realized loss	(145,784)	—	—	(145,784)
Unrealized depreciation	(42,233,042)	(370,142)	(121,316)	(42,724,500)
Fair value, end of period	$618,715,945	$9,978,129	$1,043,174	$629,737,248
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $0.4 million during the three months ended March 31, 2021 was related to portfolio company investments that were still held by the Company as of March 31, 2021. Pre-tax net unrealized depreciation on Level 3 investments of $42.6 million during the three months ended March 31, 2020 was related to portfolio company investments that were still held by the Company as of March 31, 2020.
Exclusive of short-term investments, during the three months ended March 31, 2021, the Company made investments of approximately $247.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2021, the Company made investments of $27.3 million in portfolio companies to which it was previously committed to provide such financing.
Exclusive of short-term investments, during the three months ended March 31, 2020, the Company made investments of approximately $123.1 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2020, the Company made investments of $5.8 million in portfolio companies to which it was previously committed to provide such financing.

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
Fee income for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Recurring Fee Income:
Amortization of loan origination fees	$1,078,090	$429,549
Management, valuation and other fees	581,395	175,755
Total Recurring Fee Income	1,659,485	605,304
Non-Recurring Fee Income:
Prepayment fees	49,517	84,151
Acceleration of unamortized loan origination fees	402,948	228,456
Advisory, loan amendment and other fees	21,225	43,082
Total Non-Recurring Fee Income	473,690	355,689
Total Fee Income	$2,133,175	$960,993
Concentration of Credit Risk
As of both March 31, 2021 and December 31, 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2021 and December 31, 2020, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 2.7% and 2.5%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
As of March 31, 2021, all of the Company's assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currencies
As of March 31, 2021 the Company held two investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 21 investments that were denominated in Euros and 14 investments that were denominated in British pounds sterling. As of December 31, 2020, the Company held two investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 17 investments that were denominated in Euros and 11 investments that were denominated in British pounds sterling.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
In addition, during both the three months ended March 31, 2021 and March 31, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2021 and December 31, 2020 was approximately $1,588.4 million and $1,486.0 million, respectively. As of March 31, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $5.0 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $30.0 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $25.1 million. As of December 31, 2020, net unrealized depreciation on the Company's investments (tax basis) was approximately $1.3 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $23.4 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $24.7 million.
In addition, the Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), which hold certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes, if any, in the Company's Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company's Unaudited and Audited Consolidated Balance Sheets.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2021 and December 31, 2020:

Issuance Date	Maturity Date	Interest Rate as of March 31, 2021	March 31, 2021	December 31, 2020
Credit Facilities:
February 21, 2019	February 21, 2024	2.096%	$611,144,523	$719,660,707
Total Credit Facilities			$611,144,523	$719,660,707
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000,000	$25,000,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000,000	25,000,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500,000	62,500,000
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500,000	112,500,000
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000,000	—
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000,000	—
(Less: Deferred financing fees)			(818,612)	(664,334)
Total Notes			$374,181,388	$224,335,666
February 2019 Credit Facility
On February 21, 2019, the Company entered into the February 2019 Credit Facility (as subsequently amended in December 2019) with ING Capital LLC ("ING"), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments by up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company's assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets will secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
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
In addition, the Company pays a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of March 31, 2021, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of March 31, 2021, the Company had U.S. dollar borrowings of $357.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 2.125% (weighted average one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of 12.8kr million ($1.5 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £85.3 million ($117.7 million U.S. dollars) with an interest rate of 2.063% (one month GBP LIBOR of 0.063%), borrowings denominated in Australian dollars of A$36.6 million ($27.9 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.050%) and borrowings denominated in Euros of €91.1 million ($107.1 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
As of March 31, 2021 and December 31, 2020, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $611.1 million and $719.7 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Company's subsidiaries, and are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
On November 4, 2020, the Company amended the August 2020 NPA to reduce the aggregate principal amount of unissued Additional Notes from $50.0 million to $25.0 million.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2021, the Company was in compliance with all covenants under the August 2020 NPA.
The August 2025 Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The August 2025 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of both March 31, 2021 and December 31, 2020, the fair value of the outstanding August 2025 Notes was $50.0 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2021, the Company was in compliance with all covenants under the November 2020 NPA.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of both March 31, 2021 and December 31, 2020, the fair value of the outstanding Series B Notes and the Series C Notes was $62.5 million and $112.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February Notes
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
The Series D Notes will mature on February 26, 2026, and the Series E Notes will mature on February 26, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the February 2021 NPA. Interest on the February Notes will be due semiannually in February and August of each year, beginning in August 2021. In addition, the Company is obligated to offer to repay the February Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2021 NPA, the Company may redeem the Series D Notes and the Series E Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, with respect to the Series D Notes, or on or before August 26, 2027, with respect to the Series E Notes, a make-whole premium. The February Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The February 2021 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement , including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments. In addition, the February 2021 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter end.
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2021, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2021, the fair value of the outstanding Series D Notes and the Series E Notes was $80.0 million and $70.0 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
6. DERIVATIVE INSTRUMENTS
Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company and the Adviser entered into the Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Note 2 - Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreement. Net unrealized depreciation on the Credit Support Agreement is included in "Net unrealized appreciation (depreciation) - credit support agreement" in the Company’s Unaudited Consolidated Statements of Operations.
The following tables presents the fair value and aggregate unrealized depreciation of the Company's Credit Support Agreement as of March 31, 2021 and December 31, 2020:

As of March 31, 2021: Description	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$12,000,000	$(1,600,000)

Total Credit Support Agreement					$(1,600,000)

As of December 31, 2020: Description	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$13,600,000	$—

Total Credit Support Agreement					$—
As of March 31, 2021 and December 31, 2020, the fair value of the Credit Support Agreement was $12.0 million and $13.6 million, respectively, and is included in "Credit support agreement" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the Reference Portfolio, which are all Level 3 inputs.
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company’s Unaudited Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables presents the Company's foreign currency forward contracts as of March 31, 2021 and December 31, 2020:

As of March 31, 2021: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$785,238	A$1,013,380	04/06/21	$13,397	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	A$1,013,380	$773,688	04/06/21	(1,847)	Derivative liability
Foreign currency forward contract (AUD)	$545,678	A$714,511	07/07/21	1,269	Prepaid expenses and other assets

Foreign currency forward contract (EUR)	€5,800,000	$6,809,925	04/01/21	6,812	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$16,496,839	€13,762,578	04/06/21	321,689	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	€13,762,578	$16,201,506	04/06/21	(26,356)	Derivative liability
Foreign currency forward contract (EUR)	$24,184,783	€20,518,045	07/07/21	22,423	Prepaid expenses and other assets

Foreign currency forward contract (GBP)	$33,170,791	£24,072,758	04/06/21	(42,405)	Derivative liability
Foreign currency forward contract (GBP)	£24,072,758	$33,277,695	04/06/21	(64,500)	Derivative liability
Foreign currency forward contract (GBP)	$3,289,859	£2,388,498	07/07/21	(6,517)	Derivative liability

Foreign currency forward contract (SEK)	$164,325	1,356,628kr	04/06/21	8,682	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	1,356,628kr	$156,117	04/06/21	(474)	Derivative liability
Foreign currency forward contract (SEK)	$176,315	1,530,825kr	07/07/21	532	Prepaid expenses and other assets
Total				$232,705

As of December 31, 2020: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$8,471,304	A$11,378,670	01/05/21	$(309,049)	Derivative liability
Foreign currency forward contract (AUD)	A$11,378,670	$8,610,504	01/05/21	169,849	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$148,019	A$193,882	04/06/21	(1,698)	Derivative liability

Foreign currency forward contract (EUR)	$13,472,749	€11,406,604	01/05/21	(483,801)	Derivative liability
Foreign currency forward contract (EUR)	€11,406,604	$13,518,023	01/05/21	438,526	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$561,754	€456,604	04/06/21	1,944	Derivative liability

Foreign currency forward contract (GBP)	$13,554,607	£10,215,299	01/05/21	(409,190)	Derivative liability
Foreign currency forward contract (GBP)	£10,215,299	$13,717,678	01/05/21	246,118	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$13,109,849	£9,672,758	04/06/21	(119,769)	Derivative liability

Foreign currency forward contract (SEK)	$141,603	1,259,406kr	01/05/21	(11,748)	Derivative liability
Foreign currency forward contract (SEK)	1,259,406kr	$152,396	01/05/21	955	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$164,325	1,356,628kr	04/06/21	(1,028)	Derivative liability
Total				$(478,891)
As of March 31, 2021 and December 31, 2020, the total fair value of the Company's foreign currency forward contracts was $232,705 and $(478,891), respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2021 and December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2021 and December 31, 2020 were as follows:

Portfolio Company(1)	Investment Type	March 31, 2021	December 31, 2020
ADE Holding(3)	Committed Capex Line	$88,194	$91,814
Anju Software, Inc.	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC	Delayed Draw Term Loan	3,631,849	4,193,475
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	—	363,636
Bidwax(2)(3)	Acquisition Capex Facility	3,760,958	—
BigHand UK Bidco Limited(4)	Acquisition Capex Facility	1,843,756	—
British Engineering Services Holdco Limited(4)	Acquisition Facility	—	7,006,008
British Engineering Services Holdco Limited(4)	Bridge Revolver	623,944	618,177
Centralis Finco S.a.r.l.(3)	Acquisition Facility	476,392	495,950
Classic Collision (Summit Buyer, LLC)(2)	Delayed Draw Term Loan	454,562	1,672,446
CM Acquisitions Holdings Inc.	Delayed Draw Term Loan	1,551,602	1,551,602
Contabo Finco S.À R.L(3)	Delayed Draw Term Loan	219,212	228,211
CSL Dualcom(4)	Delayed Draw Term Loan	1,016,577	1,007,182
Dart Buyer, Inc.	Delayed Draw Term Loan	2,430,569	2,430,569
DreamStart Bidco SAS(3)	Acquisition Facility	956,378	995,640
F24 (Stairway BidCo GmbH)(3)	Acquisition Facility	418,703	323,840
Fineline Technologies, Inc.(2)	Delayed Draw Term Loan	600,000	—
FitzMark Buyer, Inc.	Delayed Draw Term Loan	1,470,588	1,470,588
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4,716,805	4,984,771
Heartland, LLC	Delayed Draw Term Loan	5,347,666	5,347,666
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(3)	Accordion Facility	—	10,225,081
Home Care Assistance, LLC(2)	Delayed Draw Term Loan	3,038,310	—
IGL Holdings III Corp.	Delayed Draw Term Loan	5,914,219	5,914,219
INOS 19-090 GmbH(2)(3)	Acquisition Facility	2,620,403	2,727,980
Jocassee Partners LLC	Joint Venture	25,000,000	30,000,000
Kano Laboratories LLC(2)	Delayed Draw Term Loan	4,543,950	4,543,950
Kene Acquisition, Inc.	Delayed Draw Term Loan	—	322,928
LAF International(2)(3)	Acquisition Facility	364,343	—
LivTech Purchaser, Inc.(2)	Delayed Draw Term Loan	447,752	—
Modern Star Holdings Bidco Pty Limited(5)	Capex Term Loan	2,285,953	2,315,967
Murphy Midco Limited(4)	Delayed Draw Term Loan	3,332,269	3,301,472
Navia Benefit Solutions, Inc.(2)	Delayed Draw Term Loan	4,000,000	—
Options Technology Ltd.	Delayed Draw Term Loan	2,604,080	2,604,080
Pacific Health Supplies Bidco Pty Limited(5)	CapEx Term Loan	1,343,603	1,535,025
Premier Technical Services Group(4)	Acquisition Facility	1,208,676	1,197,505
Protego Bidco B.V.(2)(3)	Delayed Draw Term Loan	3,836,870	—
Protego Bidco B.V.(2)(3)	Revolver	2,302,121	—
PSC UK Pty Ltd.(4)	Acquisition Facility	540,149	535,157
Questel Unite(2)(3)	Cap Acquisition Facility	4,747,241	10,300,913
Radwell International, LLC	Delayed Draw Term Loan	1,617,973	3,235,947

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1)	Investment Type	March 31, 2021	December 31, 2020
Rep Seko Merger Sub LLC	Delayed Draw Term Loan	1,454,545	1,454,546
Safety Products Holdings, LLC	Delayed Draw Term Loan	6,467,345	6,467,345
Smile Brands Group, Inc.(2)	Delayed Draw Term Loan	2,148,691	2,148,691
Springbrook Software (SBRK Intermediate, Inc.)	Delayed Draw Term Loan	3,489,026	3,489,026
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	13,514,446	13,389,546
The Hilb Group, LLC(2)	Delayed Draw Term Loan	5,105,694	5,545,939
Transit Technologies LLC(2)	Delayed Draw Term Loan	6,035,305	6,035,305
USLS Acquisition, Inc.(2)	Delayed Draw Term Loan	450,466	450,466
Utac Ceram(2)(3)	Delayed Draw Term Loan	—	743,327
Waccamaw River	Joint Venture	20,500,000	—
W2O Holdings, Inc.	Delayed Draw Term Loan	5,989,298	5,989,298
Total unused commitments to extend financing		$166,491,854	$159,236,659

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
(4)Actual commitment amount is denominated in British pounds sterling. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of March 31, 2021 and December 31, 2020, the Company had guaranteed €9.9 million ($11.6 million U.S. dollars and $12.1 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh ("MVC Auto"). The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company's Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In addition, the Company agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization is reflected as "Restricted cash" on the accompanying Unaudited and Audited Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Other than as set forth above, neither the Company, the Adviser, nor the Company’s subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses. The Company, the Adviser, and the Company’s subsidiaries may from time to time, however, be involved in litigation arising out of operations in the normal course of business or otherwise, including in connection with strategic transactions. Furthermore, third parties may seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, the Company does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations in any future reporting period.
COVID-19 Developments
During the three months ended March 31, 2021, the spread of the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per share data:
Net asset value at beginning of period	$10.99	$11.66
Net investment income(1)	0.22	0.15
Net realized gain (loss) on investments / foreign currency transactions(1)	0.03	(0.01)
Net unrealized appreciation (depreciation) on investments/ CSA / foreign currency transactions(1)	0.10	(2.44)
Total increase (decrease) from investment operations(1)	0.35	(2.30)
Dividends/distributions paid to stockholders from net investment income	(0.19)	(0.16)
Purchases of shares in share repurchase plan	—	0.03
Other	(0.01)	—
Net asset value at end of period	$11.14	$9.23
Market value at end of period(2)	$9.98	$7.48
Shares outstanding at end of period	65,316,085	48,288,822
Net assets at end of period	$727,882,747	$445,744,908
Average net assets	$727,272,534	$569,862,251
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)(3)	8.92%	8.07%
Ratio of net investment income to average net assets (annualized)	7.91%	5.13%
Portfolio turnover ratio (annualized)	16.82%	10.37%
Total return(4)	10.54%	(25.02)%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Represents the closing price of the Company’s common stock on the last day of the period.
(3)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(4)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period. Total return is not annualized.
9. SUBSEQUENT EVENTS
Subsequent to March 31, 2021, the Company made approximately $156.3 million of new commitments, of which $106.4 million closed and funded. The $106.4 million of investments consist of $82.6 million of first lien senior secured debt investments, $20.9 million of second lien senior secured and subordinated debt investments and a $2.9 million equity investments with a combined weighted average yield on debt investments of 6.7%. In addition, the Company funded $5.1 million of previously committed delayed draw term loans.
On May 6, 2021, the Board declared a quarterly distribution of $0.20 per share payable on June 16, 2021 to holders of record as of June 9, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended March 31, 2021, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings LLC (“Barings”) agreed to become our external investment adviser, we entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Barings. In connection with the completion of our acquisition of MVC Capital, Inc., a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), we entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. Under the terms of the Amended and Restated Advisory Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.
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
Beginning in August 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has transitioned our portfolio to primarily senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act (the “Exemptive Relief”) permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
As of March 31, 2021 and December 31, 2020, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 7.2% and 7.1%, respectively. The weighted average yield on the principal amount all of our outstanding investments (including equity and equity-linked investments and short-term investments but excluding non-accrual debt investments) was approximately 6.4% as of both March 31, 2021 and December 31, 2020. The weighted average yield on the principal amount all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 6.4% and 6.5% as of March 31, 2021 and December 31, 2020, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees globally working remotely while maintaining service levels to our partners and clients. In the United States, the firm’s global headquarters in Charlotte and the office in Hartford, Connecticut are currently the only offices that are open. In Europe the regional headquarters in London is open while the majority of other offices in Europe are currently closed. In Asia, all offices remain open. Barings return-to-office taskforce continues to plan for the safe return of employees to all office locations with a target date for a widespread return of associates to all office locations globally planned for September 2021. This date is subject to the continued success of the global vaccination program and reduction in COVID-19 case numbers. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.

While we have been carefully monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, we have continued to fund our existing debt commitments. In addition, we have continued to make and originate, and expect to continue to make and originate, new loans.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. We are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies could experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“BGPF”) manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings’ $244.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
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

Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of March 31, 2021, our asset coverage ratio was 173.8%.
Portfolio Investment Composition
The total value of our investment portfolio was $1,602.1 million as of March 31, 2021, as compared to $1,495.8 million as of December 31, 2020. As of March 31, 2021, we had investments in 150 portfolio companies and two money market funds with an aggregate cost of $1,588.6 million. As of December 31, 2020, we had investments in 146 portfolio companies and two money market funds with an aggregate cost of $1,486.1 million. As of both March 31, 2021 and December 31, 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2021 and December 31, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2021:
Senior debt and 1st lien notes	$1,228,983,292	77%	$1,238,178,055	77%
Subordinated debt and 2nd lien notes	150,273,105	10	150,597,961	9
Structured products	23,163,888	1	26,153,607	2
Equity shares	42,543,214	3	39,617,746	2
Equity warrants	1,235,383	—	1,434,309	—
Investment in joint ventures / PE fund	68,782,532	4	72,576,383	5
Short-term investments	73,569,174	5	73,565,676	5
	$1,588,550,588	100%	$1,602,123,737	100%
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9
Structured products	30,071,808	2	32,508,845	2
Equity shares	44,693,645	3	44,651,114	3
Equity warrants	1,235,383	—	1,300,197	—
Investment in joint ventures / PE fund	39,282,532	3	41,759,922	3
Short-term investments	65,558,227	4	65,558,227	4
	$1,486,055,145	100%	$1,495,795,937	100%
Investment Activity
During the three months ended March 31, 2021, we made 18 new investments totaling $172.2 million, made investments in existing portfolio companies totaling $73.2 million, made one new investment in a joint venture equity portfolio company totaling $4.5 million and made additional investments in existing joint venture equity portfolio companies totaling $25.0 million. We had six loans repaid at par totaling $26.2 million and received $6.0 million of portfolio company principal payments. In addition, we sold $57.1 million of loans, recognizing a net realized gain on these transactions of $2.4 million, and sold $94.7 million of middle-market portfolio company debt investments to one of our joint ventures and realized a gain on these transactions of $0.5 million. Lastly, we received proceeds related to the sale of an equity investment totaling $5.9 million and recognized a net realized loss on such sale totaling $0.1 million.
During the three months ended March 31, 2020, we made 30 new investments totaling $111.2 million and made investments in existing portfolio companies totaling $20.9 million. We had nine loans repaid at par totaling total $41.1 million, received $3.0 million of portfolio company principal payments. In addition, we sold $39.6 million of syndicated senior secured loans, recognizing a net realized loss on these transactions of $0.2 million and sold $30.8 million of middle-market portfolio company debt investments to our joint venture. Lastly, we received $0.2 million in escrow distributions from two legacy portfolio companies, which were recognized as realized gains.

Total portfolio investment activity for the three months ended March 31, 2021 and 2020 was as follows:

Three Months Ended March 31, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Short-term Investments	Total
Fair value, beginning of period	$1,171,250,512	$138,767,120	$32,508,845	$44,651,114	$1,300,197	$41,759,922	$65,558,227	$1,495,795,937
New investments	227,056,942	14,477,877	—	3,872,210	—	29,500,000	198,550,029	473,457,058
Proceeds from sales of investments	(144,892,665)	—	(6,823,471)	(5,971,996)	—	—	(190,541,780)	(348,229,912)
Loan origination fees received	(4,176,205)	(402,163)	—	—	—	—	—	(4,578,368)
Principal repayments received	(21,392,290)	(10,120,108)	(752,526)	—	—	—	—	(32,264,924)
Payment-in-kind interest earned	828,659	7,007,695	—	—	—	—	—	7,836,354
Accretion of loan discounts	645,409	1,318,620	15,758	—	—	—	—	1,979,787
Accretion of deferred loan origination revenue	1,269,802	211,236	—	—	—	—	—	1,481,038
Realized gain (loss)	2,206,896	3,140	652,320	(50,645)	—	—	2,698	2,814,409
Unrealized appreciation (depreciation)	5,380,995	(665,456)	552,681	(2,882,937)	134,112	1,316,461	(3,498)	3,832,358
Fair value, end of period	$1,238,178,055	$150,597,961	$26,153,607	$39,617,746	$1,434,309	$72,576,383	$73,565,676	$1,602,123,737

Three Months Ended March 31, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,050,863,370	$15,220,969	$—	$760,716	$10,229,813	$96,568,939	$1,173,643,807
New investments	118,056,710	2,160,082	11,518,233	403,774	—	221,916,363	$354,055,162
Proceeds from sales of investments	(70,448,795)	—	—	(152,467)	—	(218,025,496)	$(288,626,758)
Loan origination fees received	(2,684,615)	(19,808)	—	—	—	—	$(2,704,423)
Principal repayments received	(44,108,598)	—	—	—	—	—	$(44,108,598)
Accretion of loan discounts	180,698	4,465	3,239	—	—	—	$188,402
Accretion of deferred loan origination revenue	649,654	8,351	—	—	—	—	$658,005
Realized gain (loss)	(310,445)	—	—	152,467	—	—	$(157,978)
Unrealized depreciation	(113,033,296)	(1,389,918)	(2,816,526)	(121,316)	(3,833,223)	—	$(121,194,279)
Fair value, end of period	$939,164,683	$15,984,141	$8,704,946	$1,043,174	$6,396,590	$100,459,806	$1,071,753,340

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2021, we had no non-accrual assets. As of December 31, 2020, the fair value of our non-accrual asset was $3.0 million, which comprised 0.2% of the total fair value of our portfolio, and the cost of our non-accrual asset was $3.0 million, which comprised 0.2% of the total cost of our portfolio.
Results of Operations
Comparison of the three months ended March 31, 2021 and March 31, 2020
Operating results for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Total investment income	$30,593,231	$18,679,598
Total operating expenses	16,237,135	11,385,529
Net investment income	14,356,096	7,294,069
Income taxes, including excise tax benefit	(18,038)	—
Net investment income after taxes	14,374,134	7,294,069
Net realized gains (losses)	1,839,580	(302,372)
Net unrealized appreciation (depreciation)	6,274,155	(119,396,053)
Loss on extinguishment of debt	—	(137,390)
Benefit from taxes	410	19,999
Net increase (decrease) in net assets resulting from operations	$22,488,279	$(112,521,747)
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Investment income:
Interest income	$25,214,241	$17,674,402
Dividend income	71,500	—
Fee and other income	2,133,175	960,993
Payment-in-kind interest income	3,173,787	43,572
Interest income from cash	528	631
Total investment income	$30,593,231	$18,679,598
The change in investment income for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to an increase in the average size of our portfolio. The amount of our outstanding debt investments was $1,451.9 million as of March 31, 2021, as compared to $1,119.9 million as of March 31, 2020, which increase is in part due to the acquisition of investment assets in the MVC Acquisition. The weighted average yield on the principal amount of our outstanding debt investments was 7.2% as of March 31, 2021, as compared to 5.8% as of March 31, 2020.

Operating Expenses

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Operating expenses:
Interest and other financing fees	$7,284,709	$6,004,133
Base management fees	3,929,251	3,912,373
Incentive management fees	2,721,741	—
Compensation expenses	—	48,410
General and administrative expenses	2,301,434	1,420,613
Total operating expenses	$16,237,135	$11,385,529
Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2021 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes and the February Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three months ended March 31, 2020 were attributable to borrowings under Barings BDC Senior Funding I, LLC’s credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), the February 2019 Credit Facility and our May 2019 $449.3 million term debt securitization (the “Debt Securitization”). The increase in interest and other financing fees for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, was primarily attributable to the issuance of the August 2025 Notes, the November Notes and the February Notes and increased borrowings under the February 2019 Credit Facility, partially offset by the repayment of the Debt Securitization and the repayment of the borrowings under the August 2018 Credit Facility.
Base Management Fees
Under the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, the terms of the Original Advisory Agreement) and the fee arrangements thereunder. For both the three months ended March 31, 2021 and March 31, 2020, the amount of Base Management Fee incurred was approximately $3.9 million. For the three months ended March 31, 2021 and March 31, 2020, the Base Management Fee rate was 1.250% and 1.375%, respectively. Although the Base Management Fee rate decreased for the three months ended March 31, 2021 versus March 31, 2020, the average value of gross assets increased from $1,138.1 million as of the end of the two most recently completed calendar quarters prior to March 31, 2020 to $1,257.4 million as of the end of the two most recently completed calendar quarters prior to March 31, 2021, which resulted in a slight increase in fees between periods.
Incentive Fee (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement)
Under the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Amended and Restated Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2021, the amount of income-based fee incurred was $2.7 million.

General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three months ended March 31, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.5 million. For the three months ended March 31, 2020, the amount of administration expense incurred and invoiced by the Adviser for expenses was approximately $0.4 million. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$2,891,040	$(157,978)
Affiliate investments	(76,631)	—
Net realized gains (losses) on investments	2,814,409	(157,978)
Foreign currency transactions	(974,829)	(144,394)
Net realized gains (losses)	$1,839,580	$(302,372)
In the three months ended March 31, 2021, we recognized net realized gains totaling $1.8 million, which consisted primarily of a net gain on our loan portfolio of $2.8 million partially offset by a net loss on foreign currency transactions of $1.0 million. In the three months ended March 31, 2020, we recognized net realized losses totaling $0.3 million, which consisted primarily of a net loss on our loan portfolio of $0.3 million and a net loss on foreign currency transactions of $0.1 million, partially offset by $0.2 million in escrow distributions we received from two legacy portfolio companies, which were recognized as realized gains.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$5,357,095	$(117,361,056)
Affiliate investments	2,444,697	(3,833,223)
Control investments	(3,969,434)	—
Net unrealized appreciation (depreciation) on investments	3,832,358	(121,194,279)
Credit support agreement	(1,600,000)	—
Foreign currency transactions	4,041,797	1,798,226
Net unrealized appreciation (depreciation)	$6,274,155	$(119,396,053)
During the three months ended March 31, 2021, we recorded net unrealized appreciation totaling $6.3 million, consisting of net unrealized appreciation on our current portfolio of $6.4 million and unrealized appreciation related to foreign currency transactions of $4.0 million, net of unrealized depreciation of $1.6 million on the credit support agreement with Barings and net of unrealized depreciation reclassification adjustments of $2.6 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $6.4 million was driven primarily by broad market moves for investments of $13.8 million, partially offset by depreciation from the credit or fundamental performance of investments of $3.0 million and the impact of foreign currency exchange rates on investments of $4.4 million.
During the three months ended March 31, 2020, we recorded net unrealized depreciation totaling $119.4 million, consisting of net unrealized depreciation on our current portfolio of $121.6 million, and partially offset by net unrealized appreciation related to foreign currency transactions of $1.8 million and net unrealized appreciation reclassification adjustments of $0.4 million related to the net realized losses on the sales / repayments of certain syndicated secured loans. The net unrealized depreciation on the Company’s current portfolio of $121.6 million was driven by broad market moves for liquid syndicated secured loans and structured product investments totaling $82.6 million, broad market moves for middle-market debt investments of $25.5 million, the credit or fundamental performance of middle-market debt investments totaling $8.2 million, the impact of foreign currency exchange rates on middle-market debt investments of $1.3 million, and net unrealized depreciation on the Company’s total equity and joint venture investments of $4.0 million.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our $800 million senior secured revolving credit facility with ING Capital LLC (as amended, restated and otherwise modified from time to time, (the "February 2019 Credit Facility") and the August 2020 NPA (as defined below under "Financing Transactions") and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above, as well as with the notes to our Unaudited Consolidated Financial Statements.
Cash Flows
For the three months ended March 31, 2021, we experienced a net decrease in cash in the amount of $52.0 million. During that period, our operating activities used $85.1 million in cash, consisting primarily of purchases of portfolio investments of $276.5 million and purchases of short-term investments of $198.6 million, partially offset by proceeds from sales of portfolio investments totaling $188.2 million and sales of short-term investments of $190.5 million. In addition, our financing activities provided $33.1 million of cash, consisting of net proceeds of $149.8 million from the issuance of the February Notes (as defined below under “Financing Transactions”), partially offset by net repayments under the February 2019 Credit Facility of $104.3 million and dividends paid in the amount of $12.4 million. As of March 31, 2021, we had $40.5 million of cash and foreign currencies on hand.
For the three months ended March 31, 2020, we experienced a net decrease in cash in the amount of $14.5 million. During that period, our operating activities provided $36.0 million in cash, consisting primarily of proceeds from sales of portfolio investments totaling $155.9 million and sales of short-term investments of $218.0 million, partially offset by purchases of portfolio investments of $123.2 million and purchases of short-term investments of $221.9 million. In addition, our financing activities used $50.5 million of cash, consisting primarily of net repayments under the August 2018 Credit Facility and the February 2019 Credit Facility of $10.9 million, repayments of the Debt Securitization of $27.0 million, share repurchases of $4.8 million and dividends paid in the amount of $7.8 million. As of March 31, 2020, we had $7.5 million of cash and foreign currencies on hand.
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into the February 2019 Credit Facility (as subsequently amended in December 2019), with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments by up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination of the August 2018 Credit Facility on June 30, 2020, Barings BDC Senior Funding I, LLC became a subsidiary guarantor and its assets will secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
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
In addition, we pay a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility.
As of March 31, 2021, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $357.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 2.125% (weighted average one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of 12.8kr million ($1.5 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £85.3 million ($117.7 million U.S. dollars) with an interest rate of 2.063% (one month GBP LIBOR of 0.063%), borrowings denominated in Australian dollars of A$36.6 million ($27.9 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.050%) and borrowings denominated in Euros of €91.1 million ($107.1 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2021, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $611.1 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2021, we were in compliance with all covenants under the August 2020 NPA.

The August 2025 Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The August 2025 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of March 31, 2021, the fair value of the outstanding August 2025 Notes was $50.0 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November Notes
On November 4, 2020, we entered into a Note Purchase Agreement (the “November 2020 NPA”) governing the issuance of (1) $62.5 million in aggregate principal amount of Series B senior unsecured notes due November 2025 (the “Series B Notes”) with a fixed interest rate of 4.25% per year and (2) $112.5 million in aggregate principal amount of Series C senior unsecured notes due November 2027 (the “Series C Notes,” and, collectively with the Series B Notes, the “November Notes”) with a fixed interest rate of 4.75% per year, in each case, to qualified institutional investors in a private placement. Each stated interest rate is subject to a step up of (x) 0.75% per year, to the extent the applicable November Notes do not satisfy certain investment grade conditions and/or (y) 1.50% per year, to the extent the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter end. The November Notes were delivered and paid for on November 5, 2020.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2021, we were in compliance with all covenants under the November 2020 NPA.
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
As of March 31, 2021, the fair value of the outstanding Series B Notes and the Series C Notes was $62.5 million and $112.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February Notes
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
The Series D Notes will mature on February 26, 2026, and the Series E Notes will mature on February 26, 2028 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the February 2021 NPA. Interest on the February Notes will be due semiannually in February and August of each year, beginning in August 2021. In addition, we are obligated to offer to repay the February Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2021 NPA, we may redeem the Series D Notes and the Series E Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, with respect to the Series D Notes, or on or before August 26, 2027, with respect to the Series E Notes, a make-whole premium. The February Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The February 2021 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments. In addition, the February 2021 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter end; (b) not permitting our asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to us under the 1940 Act; and (c) not permitting our net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter end.
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2021, we were in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2021, the fair value of the outstanding Series D Notes and the Series E Notes was $80.0 million and $70.0 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Purchases under the 2020 Share Repurchase Program were made in open-market transactions and included transactions being executed by a broker selected us that had been delegated the authority to repurchase shares on our behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. During the three months ended March 31, 2020, we repurchased a total of 661.981 shares of our common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.23 per share, including broker commissions.

In addition, in connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of this quarterly report on Form 10-Q for the quarter ended March 31, 2021 and will be made in accordance with applicable legal, contractual and regulatory requirements.
Distributions to Stockholders
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of our common stock, rather than receiving cash dividends.
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
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined by the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
Recent Developments
Subsequent to March 31, 2021, we made approximately $156.3 million of new commitments, of which $106.4 million closed and funded. The $106.4 million of investments consist of $82.6 million of first lien senior secured debt investments, $20.9 million of second lien senior secured and subordinated debt investments and a $2.9 million equity investments with a combined weighted average yield on debt investments of 6.7%. In addition, we funded $5.1 million of previously committed delayed draw term loans.
On May 6, 2021, the Board declared a quarterly distribution of $0.20 per share payable on June 16, 2021 to holders of record as of June 9, 2021.

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
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Our current valuation policy and processes were established by Barings and have been approved by the Board.
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
At least annually, Barings conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While Barings is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process Barings continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. Barings believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e., exit prices).
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. Barings continues to use its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
The SEC recently adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.
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
Valuation of Investment in Jocassee
We estimate the fair value of our investment in Jocassee Partners LLC, or Jocassee, using the NAV of Jocassee and our ownership percentage. The NAV of Jocassee is determined in accordance with the specialized accounting guidance for investment companies.
Valuation of Investment in Thompson Rivers
We estimate the fair value of our investment in Thompson Rivers LLC, or Thompson Rivers, using the NAV of Thompson Rivers and our ownership percentage. The NAV of Thompson Rivers is determined in accordance with the specialized accounting guidance for investment companies.
Valuation of Investments in MVC Private Equity Fund LP
We estimate the fair value of our investment in MVC Private Equity Fund LP, or MVC PE Fund, using the NAV of the MVC PE Fund and our ownership percentage. The NAV of the MVC PE Fund is determined in accordance with the specialized accounting guidance for investment companies.
Valuation of Investment in Waccamaw River
We estimate the fair value of our investment in Waccamaw River LLC, or Waccamaw River, using the NAV of Waccamaw River and our ownership percentage. The NAV of Waccamaw River is determined in accordance with the specialized accounting guidance for investment companies.
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

Fee income for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Recurring Fee Income:
Amortization of loan origination fees	$1,078,090	$429,549
Management, valuation and other fees	581,395	175,755
Total Recurring Fee Income	1,659,485	605,304
Non-Recurring Fee Income:
Prepayment fees	49,517	84,151
Acceleration of unamortized loan origination fees	402,948	228,456
Advisory, loan amendment and other fees	21,225	43,082
Total Non-Recurring Fee Income	473,690	355,689
Total Fee Income	$2,133,175	$960,993
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2021 and December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2021 and December 31, 2020 were as follows:

Portfolio Company(1)	Investment Type	March 31, 2021	December 31, 2020
ADE Holding(3)	Committed Capex Line	$88,194	$91,814
Anju Software, Inc.	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC	Delayed Draw Term Loan	3,631,849	4,193,475
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	—	363,636
Bidwax(2)(3)	Acquisition Capex Facility	3,760,958	—
BigHand UK Bidco Limited(4)	Acquisition Capex Facility	1,843,756	—
British Engineering Services Holdco Limited(4)	Acquisition Facility	—	7,006,008
British Engineering Services Holdco Limited(4)	Bridge Revolver	623,944	618,177
Centralis Finco S.a.r.l.(3)	Acquisition Facility	476,392	495,950
Classic Collision (Summit Buyer, LLC)(2)	Delayed Draw Term Loan	454,562	1,672,446
CM Acquisitions Holdings Inc.	Delayed Draw Term Loan	1,551,602	1,551,602
Contabo Finco S.À R.L(3)	Delayed Draw Term Loan	219,212	228,211
CSL Dualcom(4)	Delayed Draw Term Loan	1,016,577	1,007,182
Dart Buyer, Inc.	Delayed Draw Term Loan	2,430,569	2,430,569
DreamStart Bidco SAS(3)	Acquisition Facility	956,378	995,640
F24 (Stairway BidCo GmbH)(3)	Acquisition Facility	418,703	323,840
Fineline Technologies, Inc.(2)	Delayed Draw Term Loan	600,000	—
FitzMark Buyer, Inc.	Delayed Draw Term Loan	1,470,588	1,470,588
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4,716,805	4,984,771
Heartland, LLC	Delayed Draw Term Loan	5,347,666	5,347,666
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(3)	Accordion Facility	—	10,225,081
Home Care Assistance, LLC(2)	Delayed Draw Term Loan	3,038,310	—
IGL Holdings III Corp.	Delayed Draw Term Loan	5,914,219	5,914,219
INOS 19-090 GmbH(2)(3)	Acquisition Facility	2,620,403	2,727,980
Jocassee Partners LLC	Joint Venture	25,000,000	30,000,000
Kano Laboratories LLC(2)	Delayed Draw Term Loan	4,543,950	4,543,950
Kene Acquisition, Inc.	Delayed Draw Term Loan	—	322,928
LAF International(2)(3)	Acquisition Facility	364,343	—
LivTech Purchaser, Inc.(2)	Delayed Draw Term Loan	447,752	—
Modern Star Holdings Bidco Pty Limited(5)	Capex Term Loan	2,285,953	2,315,967
Murphy Midco Limited(4)	Delayed Draw Term Loan	3,332,269	3,301,472
Navia Benefit Solutions, Inc.(2)	Delayed Draw Term Loan	4,000,000	—
Options Technology Ltd.	Delayed Draw Term Loan	2,604,080	2,604,080
Pacific Health Supplies Bidco Pty Limited(5)	CapEx Term Loan	1,343,603	1,535,025
Premier Technical Services Group(4)	Acquisition Facility	1,208,676	1,197,505
Protego Bidco B.V.(2)(3)	Delayed Draw Term Loan	3,836,870	—
Protego Bidco B.V.(2)(3)	Revolver	2,302,121	—
PSC UK Pty Ltd.(4)	Acquisition Facility	540,149	535,157
Questel Unite(2)(3)	Cap Acquisition Facility	4,747,241	10,300,913
Radwell International, LLC	Delayed Draw Term Loan	1,617,973	3,235,947

Portfolio Company(1)	Investment Type	March 31, 2021	December 31, 2020
Rep Seko Merger Sub LLC	Delayed Draw Term Loan	1,454,545	1,454,546
Safety Products Holdings, LLC	Delayed Draw Term Loan	6,467,345	6,467,345
Smile Brands Group, Inc.(2)	Delayed Draw Term Loan	2,148,691	2,148,691
Springbrook Software (SBRK Intermediate, Inc.)	Delayed Draw Term Loan	3,489,026	3,489,026
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	13,514,446	13,389,546
The Hilb Group, LLC(2)	Delayed Draw Term Loan	5,105,694	5,545,939
Transit Technologies LLC(2)	Delayed Draw Term Loan	6,035,305	6,035,305
USLS Acquisition, Inc.(2)	Delayed Draw Term Loan	450,466	450,466
Utac Ceram(2)(3)	Delayed Draw Term Loan	—	743,327
Waccamaw River	Joint Venture	20,500,000	—
W2O Holdings, Inc.	Delayed Draw Term Loan	5,989,298	5,989,298
Total unused commitments to extend financing		$166,491,854	$159,236,659
(1)Our estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of our current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in British pounds sterling. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of March 31, 2021 and December 31, 2020, we had guaranteed €9.9 million ($11.6 million U.S. dollars and $12.1 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In addition, we agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization is reflected as "Restricted cash" on the accompanying Unaudited and Audited Consolidated Balance Sheets.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, AUD Screen Rate, CDOR, GBP LIBOR, EURIBOR and STIBOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2021, we were not a party to any interest rate hedging arrangements.

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
As of March 31, 2021, approximately $1,252.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $25.0 million on an annual basis.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if we no longer maintain an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1.0%. The applicable LIBOR and currency rates depend on the currency and term of the draw under the February 2019 Credit Facility, and cannot be less than zero. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $12.2 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of March 31, 2021). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of March 31, 2021, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.5 million U.S. dollars) with an interest rate of 2.000%, borrowings denominated in British pounds sterling of £85.3 million ($117.7 million U.S. dollars) with an interest rate of 2.063%, borrowings denominated in Australian dollars of A$36.6 million ($27.9 million U.S. dollars) with an interest rate of 2.250% and borrowings denominated in Euros of €91.1 million ($107.1 million U.S. dollars) with an interest rate of 2.000%.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other than as set forth above, neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of operations in the normal course of business or otherwise, including in connection with strategic transactions. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 1A. Risk Factors.
You should carefully consider the risks described in Item 1A entitled "Risk Factors" in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 23, 2021, and all information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the three months ended March 31, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2021, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 45,120 shares of our common stock for an aggregate of $451,326 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on February 7, 2021.
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

BARINGS BDC, INC.

Date:	May 6, 2021	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2021	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2021	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer