Form 10-Q
period 2021-06-30
Barings BDC, Inc.
filed 2021-08-05
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 5, 2021 was 65,316,085.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,397,993,028 and $1,318,614,617 as of June 30, 2021 and December 31, 2020, respectively)	$1,414,823,146	$1,325,783,281
Affiliate investments (cost of $114,383,398 and $76,055,873 as of June 30, 2021 and December 31, 2020, respectively)	126,432,371	78,598,633
Control investments (cost of $25,826,428 and $25,826,428 as of June 30, 2021 and December 31, 2020, respectively)	23,279,660	25,855,796
Short-term investments (cost of $10,574,196 and $65,558,227 as of June 30, 2021 and December 31, 2020, respectively)	10,574,196	65,558,227
Total investments at fair value	1,575,109,373	1,495,795,937
Cash (restricted cash of $0 and $3,488,336 at June 30, 2021 and December 31, 2020, respectively)	21,559,624	62,651,340
Foreign currencies (cost of $9,194,416 and $29,555,465 as of June 30, 2021 and December 31, 2020, respectively)	9,144,010	29,836,121
Interest and fees receivable	26,718,726	21,617,843
Prepaid expenses and other assets	2,318,215	2,014,558
Credit support agreement (cost of $13,600,000 as of both June 30, 2021 and December 31, 2020)	14,300,006	13,600,000
Deferred financing fees	3,475,563	4,110,564
Receivable from unsettled transactions	153,721,772	47,412,382
Total assets	$1,806,347,289	$1,677,038,745
Liabilities:
Accounts payable and accrued liabilities	$2,723,517	$6,045,443
Interest payable	4,224,298	2,219,274
Administrative fees payable	500,000	675,000
Base management fees payable	4,891,372	3,413,270
Incentive management fees payable	3,510,339	—
Derivative liabilities	821,828	1,336,283
Payable from unsettled transactions	2,872,973	1,548,578
Borrowings under credit facilities	668,452,480	719,660,707
Notes payable (net of deferred financing fees)	374,222,921	224,335,666
Total liabilities	1,062,219,728	959,234,221
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized and 65,316,085 shares issued and outstanding as of both June 30, 2021 and December 31, 2020)	65,316	65,316
Additional paid-in capital	1,027,707,047	1,027,707,047
Total distributable earnings (loss)	(283,644,802)	(309,967,839)
Total net assets	744,127,561	717,804,524
Total liabilities and net assets	$1,806,347,289	$1,677,038,745
Net asset value per share	$11.39	$10.99
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$26,597,095	$15,249,065	$51,693,420	$32,645,476
Affiliate investments	109,301	—	109,301	—
Control investments	108,429	—	215,667	—
Short-term investments	4,364	46,614	15,043	324,605
Total interest income	26,819,189	15,295,679	52,033,431	32,970,081
Dividend income:
Non-Control / Non-Affiliate investments	33,027	2,603	33,027	2,603
Affiliate investments	361,874	—	433,374	—
Total dividend income	394,901	2,603	466,401	2,603
Fee and other income:
Non-Control / Non-Affiliate investments	2,411,851	650,433	4,384,913	1,611,426
Affiliate investments	1,301	—	1,301	—
Control investments	155,303	—	315,416	—
Total fee and other income	2,568,455	650,433	4,701,630	1,611,426
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,068,421	191,049	6,105,745	234,621
Affiliate investments	302,464	—	438,927	—
Total payment-in-kind interest income	3,370,885	191,049	6,544,672	234,621
Interest income from cash	58	—	587	631
Total investment income	33,153,488	16,139,764	63,746,721	34,819,362
Operating expenses:
Interest and other financing fees	7,994,447	4,624,731	15,279,156	10,628,864
Base management fee (Note 2)	4,891,372	3,616,787	8,820,622	7,529,160
Incentive management fees (Note 2)	3,510,345	—	6,232,086	—
Compensation expenses	—	—	—	48,410
General and administrative expenses (Note 2)	2,199,666	1,369,117	4,501,103	2,789,730
Total operating expenses	18,595,830	9,610,635	34,832,967	20,996,164
Net investment income	14,557,658	6,529,129	28,913,754	13,823,198
Income taxes, including excise tax benefit	—	—	(18,038)	—
Net investment income after taxes	14,557,658	6,529,129	28,931,792	13,823,198

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Realized and unrealized gains (losses) on investments, credit support agreement and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	553,013	(16,597,865)	3,444,053	(16,755,844)
Affiliate investments	—	—	(76,631)	—
Net realized gains (losses) on investments	553,013	(16,597,865)	3,367,422	(16,755,844)
Foreign currency transactions	(210,353)	82,868	(1,185,182)	(61,525)
Net realized gains (losses)	342,660	(16,514,997)	2,182,240	(16,817,369)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	4,304,354	63,416,644	9,661,448	(53,944,413)
Affiliate investments	7,087,294	3,037,255	9,531,991	(795,968)
Control investments	1,367,526	—	(2,601,908)	—
Net unrealized appreciation (depreciation) on investments	12,759,174	66,453,899	16,591,531	(54,740,381)
Credit support agreement	2,300,005	—	700,006	—
Foreign currency transactions	(649,766)	(1,410,589)	3,392,031	387,638
Net unrealized appreciation (depreciation)	14,409,413	65,043,310	20,683,568	(54,352,743)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreement and foreign currency transactions	14,752,073	48,528,313	22,865,808	(71,170,112)
Loss on extinguishment of debt	—	(306,202)	—	(443,592)
Benefit from (provision for) taxes	(1,700)	(2,532)	(1,290)	17,467
Net increase (decrease) in net assets resulting from operations	$29,308,031	$54,748,708	$51,796,310	$(57,773,039)
Net investment income per share—basic and diluted	$0.22	$0.14	$0.44	$0.29
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.45	$1.14	$0.79	$(1.19)
Dividends/distributions per share:
Total dividends/distributions per share	$0.20	$0.16	$0.39	$0.32
Weighted average shares outstanding—basic and diluted	65,316,085	47,977,481	65,316,085	48,432,437
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2020	Number of Shares	Par Value
Balance, March 31, 2020	48,288,822	$48,289	$848,982,942	$(403,286,323)	$445,744,908
Net investment income	—	—	—	6,529,129	6,529,129
Net realized loss on investments / foreign currency transactions	—	—	—	(16,514,997)	(16,514,997)
Net unrealized depreciation of investments / foreign currency transactions	—	—	—	65,043,310	65,043,310
Loss on extinguishment of debt	—	—	—	(306,202)	(306,202)
Provision for taxes	—	—	—	(2,532)	(2,532)
Dividends / distributions	—	—	—	(7,673,880)	(7,673,880)
Purchases of shares in repurchase plan	(327,069)	(327)	(2,346,215)	—	(2,346,542)
Balance, June 30, 2020	47,961,753	$47,962	$846,636,727	$(356,211,495)	$490,473,194

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2021	Number of Shares	Par Value
Balance, March 31, 2021	65,316,085	$65,316	$1,027,707,047	$(299,889,616)	$727,882,747
Net investment income	—	—	—	14,557,658	14,557,658
Net realized gain on investments / foreign currency transactions	—	—	—	342,660	342,660
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	14,409,413	14,409,413
Provision for taxes	—	—	—	(1,700)	(1,700)
Dividends / distributions	—	—	—	(13,063,217)	(13,063,217)
Balance, June 30, 2021	65,316,085	$65,316	$1,027,707,047	$(283,644,802)	$744,127,561

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2020	Number of Shares	Par Value
Balance, December 31, 2019	48,950,803	$48,951	$853,766,370	$(282,940,612)	$570,874,709
Net investment income	—	—	—	13,823,198	13,823,198
Net realized loss on investments / foreign currency transactions	—	—	—	(16,817,369)	(16,817,369)
Net unrealized depreciation of investments / foreign currency transactions	—	—	—	(54,352,743)	(54,352,743)
Loss on extinguishment of debt	—	—	—	(443,592)	(443,592)
Income tax benefit	—	—	—	17,467	17,467
Dividends / distributions	—	—	—	(15,497,844)	(15,497,844)
Purchases of shares in repurchase plan	(989,050)	(989)	(7,129,643)	—	(7,130,632)
Balance, June 30, 2020	47,961,753	$47,962	$846,636,727	$(356,211,495)	$490,473,194

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2021	Number of Shares	Par Value
Balance, December 31, 2020	65,316,085	$65,316	$1,027,707,047	$(309,967,839)	$717,804,524
Net investment income	—	—	—	28,931,792	28,931,792
Net realized gain on investments / foreign currency transactions	—	—	—	2,182,240	2,182,240
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	20,683,568	20,683,568
Provision for taxes	—	—	—	(1,290)	(1,290)
Dividends / distributions	—	—	—	(25,473,273)	(25,473,273)
Balance, June 30, 2021	65,316,085	$65,316	$1,027,707,047	$(283,644,802)	$744,127,561

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$51,796,310	$(57,773,040)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(538,011,699)	(171,523,304)
Repayments received / sales of portfolio investments	322,356,447	239,658,503
Purchases of short-term investments	(217,559,209)	(403,971,411)
Sales of short-term investments	272,542,440	442,510,853
Loan origination and other fees received	10,024,060	3,131,785
Net realized (gain) loss on investments	(3,367,422)	16,755,844
Net realized loss on foreign currency transactions	1,185,182	61,525
Net unrealized (appreciation) depreciation of investments	(16,591,531)	54,740,381
Net unrealized appreciation of CSA	(700,006)	—
Net unrealized appreciation of foreign currency transactions	(3,392,031)	(387,638)
Payment-in-kind interest	(6,544,672)	(234,621)
Amortization of deferred financing fees	713,365	737,617
Loss on extinguishment of debt	—	443,592
Accretion of loan origination and other fees	(3,512,943)	(1,141,713)
Amortization / accretion of purchased loan premium / discount	(3,821,935)	(604,296)
Changes in operating assets and liabilities:
Interest and fees receivables	(6,513,288)	(1,374,055)
Prepaid expenses and other assets	253,515	255,386
Accounts payable and accrued liabilities	142,144	(144,024)
Interest payable	2,011,219	(1,184,912)
Net cash provided by (used in) operating activities	(138,990,054)	119,956,472
Cash flows from financing activities:
Borrowings under credit facilities	110,731,648	108,123,996
Repayments of credit facilities	(157,861,039)	(117,200,000)
Repayment of debt securitization	—	(91,790,053)
Proceeds from notes	150,000,000	—
Financing fees paid	(191,109)	—
Purchases of shares in repurchase plan	—	(7,130,632)
Cash dividends / distributions paid	(25,473,273)	(15,497,844)
Net cash provided by (used in) financing activities	77,206,227	(123,494,533)
Net decrease in cash and foreign currencies	(61,783,827)	(3,538,061)
Cash and foreign currencies, beginning of period	92,487,461	21,991,565
Cash and foreign currencies, end of period	$30,703,634	$18,453,504
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,186,261	$9,891,871
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1A Smart Start LLC (0.4%)*(7) (8) (11)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 06/21, Due 05/28)	$3,001,138	$2,956,488	$2,956,121
			3,001,138	2,956,488	2,956,121

1WorldSync, Inc. (2.9%)*(7) (8) (11)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	21,530,382	21,158,670	21,530,382
			21,530,382	21,158,670	21,530,382

Accelerate Learning, Inc. (1.0%)*(7) (8) (11)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,473,315	7,333,358
			7,567,965	7,473,315	7,333,358

Accurus Aerospace Corporation (2.8%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.50% PIK, Acquired 10/18, Due 10/24)	24,685,119	24,465,639	21,007,036
			24,685,119	24,465,639	21,007,036

Advantage Software Company (The), LLC (2.6%)*(7) (8)	Advertising, Printing & Publishing	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 01/21, Due 01/27)(11)	18,302,262	17,848,072	17,844,705
		Class A Partnership Units (7,054.59 units, Acquired 01/21)		705,459	720,602
		Class B Partnership Units (3,496.31 units, Acquired 01/21)		22,656	642,377
			18,302,262	18,576,187	19,207,684

AEP Holdings, Inc. (1.9%)*(7) (8)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (16)	5,220,549	5,213,139	5,168,343
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (11)	8,726,897	8,562,442	8,639,628
			13,947,446	13,775,581	13,807,971

Aftermath Bidco Corporation (1.2%)* (7) (8) (11)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/19, Due 04/25)	9,425,284	9,281,629	9,254,687
			9,425,284	9,281,629	9,254,687

Air Canada 2020-2 Class B Pass Through Trust (1.0%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	6,835,161	6,835,161	7,587,028
			6,835,161	6,835,161	7,587,028

Air Comm Corporation, LLC (0.4%)* (7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/27)	2,972,973	2,872,973	2,872,973
			2,972,973	2,872,973	2,872,973

AIT Worldwide Logistics Holdings, Inc. (0.9%)*(7) (8)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/28)(11)	6,460,345	6,310,043	6,314,988
		Partnership Units (348.68 units, Acquired 04/21)		348,678	351,149
			6,460,345	6,658,721	6,666,137

Alpine US Bidco LLC (2.4%)*(7) (8) (11)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,156,509	17,618,677	18,156,509
			18,156,509	17,618,677	18,156,509

Anagram Holdings, LLC (2.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	14,044,112	13,017,919	16,150,728
			14,044,112	13,017,919	16,150,728

Anchorage Capital CLO Ltd: Series 2013-1A (0.3%)*(3) (8) (11)	Structured Finance	Structured Secured Note - Class DR (LIBOR + 6.8%, 7.0% Cash, Acquired 03/20, Due 10/30)	2,000,000	1,751,454	2,000,164
			2,000,000	1,751,454	2,000,164

Anju Software, Inc. (1.8%)*(7) (8) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.6% Cash, Acquired 02/19, Due 02/25)	13,597,160	13,368,379	13,597,160
			13,597,160	13,368,379	13,597,160

Apex Bidco Limited (0.3%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 01/20, Due 01/27) (8) (14)	2,013,165	1,861,799	1,981,625
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	272,187	252,753	267,923
			2,285,352	2,114,552	2,249,548

Apus Bidco Limited (0.5%)*(3) (7) (8) (15)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	3,979,483	3,816,214	3,880,473
			3,979,483	3,816,214	3,880,473

AQA Acquisition Holding, Inc. (2.6%)*(7) (8) (11)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	20,000,000	19,471,907	19,500,000
			20,000,000	19,471,907	19,500,000

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Arch Global Precision LLC (0.9%)*(7) (8) (11)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 04/19, Due 04/26)	$6,753,978	$6,725,126	$6,661,033
			6,753,978	6,725,126	6,661,033

Archimede (1.9%)*(3) (7) (8) (17)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 10/20, Due 10/27)	14,112,217	14,017,636	13,900,534
			14,112,217	14,017,636	13,900,534

Argus Bidco Limited (0.5%)*(3) (7) (8)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(14)	2,735,690	2,554,595	2,713,805
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(11)	671,922	652,110	666,547
			3,407,612	3,206,705	3,380,352

Armstrong Transport Group (Pele Buyer, LLC ) (1.0%)*(7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)(11)	5,327,863	5,261,469	5,306,552
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/20, Due 06/24)(12)	1,934,530	1,904,336	1,934,530
			7,262,393	7,165,805	7,241,082

Ascensus Specialties, LLC (0.9%)*(7) (8) (9)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 09/19, Due 09/26)	6,983,949	6,929,297	6,955,238
			6,983,949	6,929,297	6,955,238

ASPEQ Heating Group LLC (1.2%)* (7) (8) (10)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,900,320	8,798,601	8,900,320
			8,900,320	8,798,601	8,900,320

Auxi International (0.3%)*(3) (7) (8)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/19, Due 12/26)(17)	1,660,261	1,517,769	1,637,017
		First Lien Senior Secured Term Loan (SONIA + 6.25%, 6.3% Cash, Acquired 04/21, Due 12/26)(22)	925,572	895,411	900,118
			2,585,833	2,413,180	2,537,135

AVSC Holding Corp. (1.5%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 03/25)(8) (11)	4,885,526	4,357,791	4,471,380
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25)(8) (13)	748,150	687,554	705,401
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	5,242,169	5,117,306	6,255,637
			10,875,845	10,162,651	11,432,418

BDP International, Inc. (f/k/a BDP Buyer, LLC) (2.0%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/18, Due 12/24)	14,924,697	14,685,795	14,651,127
			14,924,697	14,685,795	14,651,127

Beacon Pointe Advisors, LLC (0.1%)*(7) (8) (11)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/20, Due 03/26)	990,841	972,683	990,841
			990,841	972,683	990,841

Benify (Bennevis AB) (0.2%)*(3) (7) (8) (18)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,361,557	1,220,706	1,361,557
			1,361,557	1,220,706	1,361,557

Bidwax (0.3%)*(3) (7) (8) (16)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	2,608,981	2,509,502	2,529,588
			2,608,981	2,509,502	2,529,588

BigHand UK Bidco Limited (0.1%)*(3) (7) (8) (14)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 01/21, Due 01/28)	926,907	855,940	894,337
			926,907	855,940	894,337

Black Diamond Equipment Rentals LLC (1.4%)*(7) (23)	Equipment Rental	Second Lien Loan (12.5% Cash, Acquired 12/20, Due 06/22)	10,000,000	10,000,000	10,000,000
		Warrant (4.17 units, Acquired 12/20)		1,010,000	651,375
			10,000,000	11,010,000	10,651,375

British Airways 2020-1 Class B Pass Through Trust (0.1%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	863,250	863,250	1,001,040
			863,250	863,250	1,001,040

British Engineering Services Holdco Limited (2.1%)*(3) (7) (8) (15)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.0% Cash, Acquired 12/20, Due 12/27)	15,839,726	15,048,263	15,440,924
			15,839,726	15,048,263	15,440,924

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Brown Machine Group Holdings, LLC (0.9%)*(7) (8) (9)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	$6,633,915	$6,579,303	$6,633,915
			6,633,915	6,579,303	6,633,915

Cadent, LLC (f/k/a Cross MediaWorks) (1.0%)*(7) (8) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/18, Due 09/23)	7,532,846	7,497,997	7,532,846
			7,532,846	7,497,997	7,532,846

Canadian Orthodontic Partners Corp.(0.6%)*(3) (7) (8) (21)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	4,437,878	4,496,664	4,389,012
			4,437,878	4,496,664	4,389,012

Carlson Travel, Inc (1.0%)*	Business Travel Management	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	3,000,000	2,362,500	2,758,140
		Super Senior Secured Term Loan (10.5% Cash, Acquired 12/20, Due 3/25)	4,239,000	4,158,132	4,450,950
		Common Stock (1,962 units, Acquired 11/20)(7)		88,290	19,620
			7,239,000	6,608,922	7,228,710

Centralis Finco S.a.r.l. (0.1%)*(3) (7) (8) (16)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	841,207	735,840	841,207
			841,207	735,840	841,207

Cineworld Group PLC (1.4%)*(3)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.50%, 3.5% Cash, Acquired 04/20, Due 02/25)(8) (12)	9,014,844	6,162,352	7,925,580
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,713,829	1,498,611	2,155,140
		Warrants (553,375 units, Acquired 12/20)		101,602	351,652
			10,728,673	7,762,565	10,432,372

Classic Collision (Summit Buyer, LLC) (1.8%)*(7) (8) (11)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/20, Due 01/26)	13,611,310	13,400,361	13,471,672
			13,611,310	13,400,361	13,471,672

CM Acquisitions Holdings Inc. (2.6%)*(7) (8) (11)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	19,191,301	18,920,572	19,191,301
			19,191,301	18,920,572	19,191,301

CMT Opco Holding, LLC (Concept Machine) (0.6%)*(7) (8)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)(11)	4,144,368	4,082,369	3,968,232
		LLC Units (8,782 units, Acquired 01/20)		351,709	281,165
			4,144,368	4,434,078	4,249,397

Command Alkon (Project Potter Buyer, LLC) (2.8%)*(7) (8)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)(9)	20,848,238	20,282,856	20,470,072
		Class A Units (90.384 units, Acquired 04/20)		90,384	100,449
		Class B Units (33,324.69 units, Acquired 04/20)		—	14,063
			20,848,238	20,373,240	20,584,584

Contabo Finco S.À R.L (0.2%)*(3) (7) (8) (16)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 10/19, Due 10/26)	1,437,733	1,313,423	1,419,484
			1,437,733	1,313,423	1,419,484

Crash Champions (0.3%)*(7) (8) (11)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 08/25)	2,333,333	2,236,344	2,233,333
			2,333,333	2,236,344	2,233,333

CSL DualCom (0.2%)*(3) (7) (8) (15)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,368,191	1,198,629	1,314,903
			1,368,191	1,198,629	1,314,903

Custom Alloy Corporation (5.1%)*(7) (23)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)	45,000,185	37,043,142	33,975,140
		Revolver (15.0% PIK, Acquired 12/20, Due 04/22)	4,255,152	3,737,652	3,612,624
			49,255,337	40,780,794	37,587,764

CW Group Holdings, LLC (0.4%)*(7) (8) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)	2,831,613	2,765,400	2,831,613
		LLC Units (161,290.32 units, Acquired 01/21)		161,290	172,581
			2,831,613	2,926,690	3,004,194

Dart Buyer, Inc. (1.6%)*(3) (7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 04/19, Due 04/25)	12,248,503	12,054,416	12,174,828
			12,248,503	12,054,416	12,174,828

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Discovery Education, Inc. (2.5%)*(7) (8) (11)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	$18,892,531	$18,581,129	$18,892,531
			18,892,531	18,581,129	18,892,531

Distinct Holdings, Inc. (0.9%)*(7) (8) (9)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	6,880,088	6,831,263	6,856,833
			6,880,088	6,831,263	6,856,833

Dragon Bidco (0.9%)*(3) (7) (8) (17)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	6,878,223	6,805,615	6,706,268
			6,878,223	6,805,615	6,706,268

DreamStart Bidco SAS (d/b/a SmartTrade) (0.3%)*(3) (7) (8) (17)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.0% PIK, Acquired 03/20, Due 03/27)	2,200,328	1,981,308	2,151,243
			2,200,328	1,981,308	2,151,243

Dukane IAS, LLC (0.6%)*(7) (23)	Welding Equipment Manufacturer	Second Lien Note (10.5% Cash, 2.5% PIK, Acquired 12/20, Due 12/24)	4,662,752	4,662,752	4,662,752
			4,662,752	4,662,752	4,662,752

Entact Environmental Services, Inc. (0.8%)*(7) (8) (11)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	5,733,602	5,680,230	5,686,644
			5,733,602	5,680,230	5,686,644

EPS NASS Parent, Inc. (1.7%)*(7) (8) (11)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	13,100,510	12,818,903	12,812,299
			13,100,510	12,818,903	12,812,299

F24 (Stairway BidCo Gmbh) (0.2%)*(3) (7) (8) (16)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 08/20, Due 08/27)	1,689,921	1,640,868	1,687,808
			1,689,921	1,640,868	1,687,808

Ferrellgas L.P. (0.4%)*(3) (7)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units, Acquired 03/21)		2,799,420	2,943,720
				2,799,420	2,943,720

Fineline Technologies, Inc. (0.2%)*(7) (8) (11)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/28)	1,316,700	1,283,170	1,298,740
			1,316,700	1,283,170	1,298,740

FitzMark Buyer, LLC (0.6%)*(7) (8) (11)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	4,280,000	4,201,056	4,254,320
			4,280,000	4,201,056	4,254,320

Foundation Risk Partners, Corp. (1.6%)*(7) (8) (11)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	10,281,618	10,103,469	10,117,112
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	1,722,222	1,604,612	1,722,222
			12,003,840	11,708,081	11,839,334

FragilePak LLC (1.3%)*(7) (8)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(11)	9,375,000	8,993,430	8,988,281
		Partnership Units (937.5 units, Acquired 05/21)		937,500	937,500
			9,375,000	9,930,930	9,925,781

GoldenTree Loan Opportunities IX, Limited: Series 2014-9A (0.2%)*(3) (8) (11)	Structured Finance	Structured Secured Note - Class DR2 (LIBOR + 3.0%, 3.2% Cash, Acquired 03/20, Due 10/29)	1,250,000	930,689	1,243,100
			1,250,000	930,689	1,243,100

GTM Intermediate Holdings, Inc. (2.1%)*(7) (23)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 12/24)	11,447,937	11,396,779	11,447,937
		Series A Preferred Units (923,347.4 units)		1,446,615	1,671,259
		Series C Preferred Units (460,652.6 units)		721,708	833,781
		Common Stock (2 shares, Acquired 12/20)		1,078,778	1,388,826
			11,447,937	14,643,880	15,341,803

Gulf Finance, LLC (0.1%)*(8) (9)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 08/23)	1,042,968	956,712	883,175
			1,042,968	956,712	883,175

Halo Technology Bidco, Inc. (1.0%)*(7) (8) (11)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 06/21, Due 06/27)	7,500,000	7,387,542	7,387,500
			7,500,000	7,387,542	7,387,500

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.0%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	$6,796,296	$6,796,296	$7,781,759
			6,796,296	6,796,296	7,781,759

Heartland, LLC (1.2%)*(7) (8) (11)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	9,283,341	9,137,266	9,283,342
			9,283,341	9,137,266	9,283,342

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (2.6%)*(3) (7) (8) (17)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/19, Due 09/26)	19,660,625	18,803,899	19,169,109
			19,660,625	18,803,899	19,169,109

Highpoint Global LLC (0.7%)*(7) (23)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	5,361,602	5,340,371	5,361,602
			5,361,602	5,340,371	5,361,602

Holley Performance Products (Holley Purchaser, Inc.) (2.3%)*(7) (8) (11)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.2% Cash, Acquired 10/18, Due 10/25)	16,870,229	16,705,521	16,870,229
			16,870,229	16,705,521	16,870,229

Home Care Assistance, LLC (0.4%)*(7) (8) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/21, Due 03/27)	3,096,181	3,022,278	3,025,840
			3,096,181	3,022,278	3,025,840

HTI Technology & Industries (1.7%)* (7) (23)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.8% PIK, Acquired 12/20, Due 09/24)	12,924,838	12,420,038	12,498,318
			12,924,838	12,420,038	12,498,318

HW Holdco, LLC (Hanley Wood LLC) (1.0%)*(7) (8) (11)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/18, Due 12/24)	7,469,758	7,354,938	7,469,758
			7,469,758	7,354,938	7,469,758

Hyperion Materials & Technologies, Inc. (1.8%)*(7) (8) (11)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/19, Due 08/26)	13,785,817	13,590,466	13,732,466
			13,785,817	13,590,466	13,732,466

IGL Holdings III Corp. (1.7%)*(7) (8) (11)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	12,555,275	12,221,551	12,555,275
			12,555,275	12,221,551	12,555,275

IM Analytics Holding, LLC (d/b/a NVT) (0.9%)*(7) (8)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)(11)	8,167,730	8,116,223	6,779,216
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,167,730	8,116,223	6,779,216

IM Square (1.7%)*(3) (7) (8) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/28)	13,282,087	12,999,053	12,695,066
			13,282,087	12,999,053	12,695,066

IMIA Holdings, Inc. (2.0%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 04/21, Due 04/27)	15,000,000	14,682,265	14,700,000
			15,000,000	14,682,265	14,700,000

Innovad Group II BV (0.8%)*(3) (7) (8) (16)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	6,523,509	6,258,149	6,312,854
			6,523,509	6,258,149	6,312,854

INOS 19-090 GmbH (0.7%)*(3) (7) (8) (16)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 12/27)	5,496,840	5,484,942	5,358,920
			5,496,840	5,484,942	5,358,920

International Precision Components (0.5%)*(7) (23)	Plastic Injection Molding	Second Lien Loan (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 10/24)	3,909,761	3,852,090	3,909,761
			3,909,761	3,852,090	3,909,761

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.8%)*(7) (8) (11)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	6,753,963	6,646,027	6,166,368
			6,753,963	6,646,027	6,166,368

Jade Bidco Limited (Jane's) (1.1%)*(3) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.8% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(12)	7,241,738	7,086,980	7,151,014
		First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(17)	1,370,029	1,250,985	1,352,866
			8,611,767	8,337,965	8,503,880

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Jedson Engineering, Inc. (0.4%)*(7) (23)	Engineering & Construction Management	First Lien Loan (12.0% Cash, Acquired 12/20, Due 06/22)	$2,900,000	$2,900,000	$2,900,000
			2,900,000	2,900,000	2,900,000

JetBlue 2019-1 Class B Pass Through Trust (0.7%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,443,386	4,443,386	5,220,979
			4,443,386	4,443,386	5,220,979

JF Acquisition, LLC (1.0%)*(7) (8) (11)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	7,875,565	7,645,829	7,726,244
			7,875,565	7,645,829	7,726,244

Kano Laboratories LLC (1.2%)*(7) (8) (11)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)	8,801,635	8,559,529	8,801,635
		Partnership Equity (203.2 units, Acquired 11/20)		203,198	220,155
			8,801,635	8,762,727	9,021,790

Kene Acquisition, Inc. (En Engineering) (1.0%)*(7) (8) (9)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,261,685	7,151,807	7,208,167
			7,261,685	7,151,807	7,208,167

Kona Buyer, LLC (3.2%)*(7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	24,647,727	24,080,173	24,145,062
			24,647,727	24,080,173	24,145,062

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (4.7%)*(7) (8)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/18, Due 10/24)(11)	34,296,589	33,670,721	34,296,589
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	379,627
			34,296,589	33,825,041	34,676,216

LAF International (0.2%)*(3) (7) (8) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	1,541,671	1,528,912	1,514,451
			1,541,671	1,528,912	1,514,451

Learfield Communications, LLC (1.0%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(8) (9)	136,090	95,943	131,327
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(11)	7,557,013	7,502,126	7,585,352
			7,693,103	7,598,069	7,716,679

Legal Solutions Holdings (1.4%)*(7) (23)	Business Services	Senior Subordinated Loan (6.0% Cash, 10.0% PIK, Acquired 12/20, Due 03/22)	10,930,158	10,129,503	10,252,488
			10,930,158	10,129,503	10,252,488

LivTech Purchaser, Inc. (0.1%)*(7) (8) (11)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/25)	918,023	906,589	907,623
			918,023	906,589	907,623

MC Group Ventures Corporation (0.1%)*(7)	Business Services	Partnership Units (746.66 Units, Acquired 06/21)	—	746,662	746,660
			—	746,662	746,660

Media Recovery, Inc. (SpotSee) (1.0%)*(7) (8)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25) (11)	2,947,860	2,902,613	2,923,747
		First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26) (14)	4,575,457	4,339,461	4,538,030
			7,523,317	7,242,074	7,461,777

Modern Star Holdings Bidco Pty Limited. (0.6%)*(3) (7) (8) (19)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	4,605,966	4,454,223	4,530,514
			4,605,966	4,454,223	4,530,514

MSG National Properties (0.3%)*(3) (7) (8) (11)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	2,455,605	2,389,676	2,529,273
			2,455,605	2,389,676	2,529,273

Murphy Midco Limited (0.6%)*(3) (7) (8) (14)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 11/20, Due 11/27)	4,689,588	4,288,723	4,513,014
			4,689,588	4,288,723	4,513,014

Music Reports, Inc. (0.7%)*(7) (8) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	5,551,025	5,428,493	5,551,025
			5,551,025	5,428,493	5,551,025

Navia Benefit Solutions, Inc. (0.3%)* (7) (8) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	2,385,000	2,302,319	2,324,229
			2,385,000	2,302,319	2,324,229

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (1.6%)*(7) (8) (9)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	$11,795,227	$11,756,894	$11,771,637
			11,795,227	11,756,894	11,771,637

Odeon Cinemas Group Limited (0.5%)*(3) (7)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.75% PIK, Acquired 02/21, Due 08/23)	1,414,117	1,373,555	1,442,399
		First Lien Senior Secured Term Loan (10.75% PIK, Acquired 02/21, Due 08/23)	2,567,534	2,548,970	2,618,884
			3,981,651	3,922,525	4,061,283

OG III B.V. (1.6%)*(3) (7) (8) (16)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	12,327,172	12,227,940	11,956,524
			12,327,172	12,227,940	11,956,524

Omni Intermediate Holdings, LLC (1.8%)*(7) (8) (9)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	13,994,706	13,644,202	13,644,838
			13,994,706	13,644,202	13,644,838

Options Technology Ltd. (1.6%)*(3) (7) (8) (11)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	12,375,894	12,183,457	12,276,887
			12,375,894	12,183,457	12,276,887

Oracle Vision Bidco Limited (0.4%)*(3) (7) (8) (22)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	3,161,862	3,135,186	3,067,006
			3,161,862	3,135,186	3,067,006

Origin Bidco Limited (0.1%)*(3) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(11)	597,094	580,783	580,674
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(16)	393,386	393,173	382,568
			990,480	973,956	963,242

Pacific Health Supplies Bidco Pty Limited (1.2%)*(3) (7) (8) (20)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	9,065,142	8,668,003	8,812,614
			9,065,142	8,668,003	8,812,614

Pare SAS (SAS Maurice MARLE) (0.6%)*(3) (7) (8) (17)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, 1.0% PIK, Acquired 12/19, Due 12/26)	4,836,103	4,471,745	4,739,381
			4,836,103	4,471,745	4,739,381

Patriot New Midco 1 Limited (Forensic Risk Alliance) (1.0%)*(3) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(11)	4,006,241	3,910,841	3,958,166
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 02/20, Due 02/27) (16)	3,569,411	3,202,598	3,526,578
			7,575,652	7,113,439	7,484,744

PerTronix, LLC (1.0%)*(7) (8) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	7,287,692	7,188,611	7,287,692
			7,287,692	7,188,611	7,287,692

Premier Technical Services Group (Project Graphite) (0.5%)*(3) (7) (8) (14)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.3% Cash, Acquired 08/19, Due 06/26)	3,415,902	2,969,477	3,415,902
			3,415,902	2,969,477	3,415,902

Premium Franchise Brands, LLC (2.9%)*(7) (8) (11)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	21,945,000	21,537,034	21,769,440
			21,945,000	21,537,034	21,769,440

Premium Invest (2.5%)*(3) (7) (8) (16)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	19,211,590	19,023,975	18,543,038
			19,211,590	19,023,975	18,543,038

Process Equipment, Inc. (ProcessBarron) (0.7%)*(7) (8) (11)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,173,594	6,102,813	5,568,582
			6,173,594	6,102,813	5,568,582

Professional Datasolutions, Inc. (PDI) (1.4%)*(7) (8) (11)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	10,869,004	10,856,368	10,733,142
			10,869,004	10,856,368	10,733,142

Protego Bidco B.V. (0.3%)*(3) (7) (8) (17)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	774,296	755,137	774,296
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	1,614,106	1,519,724	1,569,204
			2,388,402	2,274,861	2,343,500

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
PSC UK Pty Ltd. (0.4%)*(3) (7) (8) (14)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 11/19, Due 10/24)	$2,713,297	$2,448,944	$2,652,663
			2,713,297	2,448,944	2,652,663

Questel Unite (2.8%)*(3) (7) (8)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/20, Due 12/27)(16)	13,969,579	13,951,810	13,894,541
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)	6,892,270	6,796,005	6,864,701
			20,861,849	20,747,815	20,759,242

Radwell International, LLC (2.1%)*(7) (8) (11)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	15,838,237	15,546,688	15,579,836
			15,838,237	15,546,688	15,579,836

Recovery Point Systems, Inc. (1.6%)*(7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 07/26)(11)	11,707,308	11,501,457	11,707,308
		Partnership Equity (187,235 units, Acquired 03/21)		187,235	170,197
			11,707,308	11,688,692	11,877,505

REP SEKO MERGER SUB LLC (1.0%)* (7) (8) (11)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	7,652,455	7,436,675	7,652,455
			7,652,455	7,436,675	7,652,455

Resonetics, LLC (0.3%)*(7) (8) (11)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	2,088,364	2,047,263	2,046,597
			2,088,364	2,047,263	2,046,597

RPX Corporation (2.2%)*(7) (8) (11)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	16,143,750	15,820,062	16,167,966
			16,143,750	15,820,062	16,167,966

Ruffalo Noel Levitz, LLC (1.3%)*(7) (8) (11)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,592,266	9,550,275	9,592,266
			9,592,266	9,550,275	9,592,266

Safety Products Holdings, LLC (2.1%)* (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(9)	15,574,673	15,117,074	15,332,211
		Preferred Stock (372.1 shares, Acquired 12/20)		372,088	462,609
			15,574,673	15,489,162	15,794,820

Scaled Agile, Inc. (0.5%)*(7) (8) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 06/19, Due 06/24)	4,069,352	4,040,684	4,069,352
			4,069,352	4,040,684	4,069,352

Serta Simmons Bedding LLC (1.5%)*(8) (9)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,387,283	7,230,661	7,461,156
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,616,420	3,368,207	3,446,665
			11,003,703	10,598,868	10,907,821

Sigmatek Systems, LLC (0.5%)*(7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/21, Due 01/27)	3,965,038	3,874,166	3,917,457
			3,965,038	3,874,166	3,917,457

SISU ACQUISITIONCO., INC. (1.9%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	14,062,171	13,801,268	13,829,625
			14,062,171	13,801,268	13,829,625

SMA Holdings, Inc. (1.0%)*(7) (23)	Consulting	First Lien Loan (11.0% Cash, Acquired 12/20, Due 06/24)	7,000,000	6,720,000	6,860,000
		Warrants (2.0 units, Acquired 12/20)		286,781	485,741
			7,000,000	7,006,781	7,345,741

Smile Brands Group Inc. (2.0%)*(7) (8) (11)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.17%, 5.4% Cash, Acquired 10/18, Due 10/24)	5,846,563	5,813,007	5,846,563
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 10/24)	9,264,438	9,018,510	9,264,438
			15,111,001	14,831,517	15,111,001

SN BUYER, LLC (2.6%)*(7) (8) (11)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)	19,270,833	18,900,009	19,328,646
			19,270,833	18,900,009	19,328,646

Springbrook Software (SBRK Intermediate, Inc.) (1.2%)*(7) (8) (11)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	9,279,066	9,097,433	9,279,066
			9,279,066	9,097,433	9,279,066

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
SPT Acquico Limited (0.1%)*(3) (7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	$658,312	$636,898	$646,462
			658,312	636,898	646,462

SSCP Pegasus Midco Limited (1.6%)*(3) (7) (8) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	12,088,274	11,093,862	12,037,034
			12,088,274	11,093,862	12,037,034

Syniverse Holdings, Inc. (2.3%)*(8) (11)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,435,517	16,293,502	17,245,993
			17,435,517	16,293,502	17,245,993

The Hilb Group, LLC (2.0%)*(7) (8) (11)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	11,607,278	11,371,666	11,282,274
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	3,984,879	3,784,467	3,923,687
			15,592,157	15,156,133	15,205,961

Total Safety U.S. Inc. (0.9%)*(8) (11)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,674,616	6,458,297	6,671,812
			6,674,616	6,458,297	6,671,812

Transit Technologies LLC (0.8%)*(7) (8) (11)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/20, Due 02/25)	6,035,305	5,932,553	5,735,397
			6,035,305	5,932,553	5,735,397

Transportation Insight, LLC (2.5%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 08/18, Due 12/24)	19,394,696	19,282,145	18,929,223
			19,394,696	19,282,145	18,929,223

Trident Maritime Systems, Inc. (2.0%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	14,962,500	14,686,294	14,730,731
			14,962,500	14,686,294	14,730,731

Truck-Lite Co., LLC (3.0%)*(7) (8) (11)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	22,240,385	21,876,322	22,240,385
			22,240,385	21,876,322	22,240,385

Trystar, LLC (2.2%)*(7) (8)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/18, Due 09/23)(11)	16,185,659	16,021,574	16,007,616
		Class A LLC Units (384.5 units, Acquired 09/18)		395,995	332,452
			16,185,659	16,417,569	16,340,068

Turf Products, LLC (1.2%)*(7) (23)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	8,697,056	8,383,962	8,610,085
			8,697,056	8,383,962	8,610,085

U.S. Gas & Electric, Inc. (0.2%)*(7) (23)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285,250	1,785,250	1,785,250
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(24)	2,485,469	—	—
			4,770,719	1,785,250	1,785,250

U.S. Silica Company (0.2%)*(3) (8) (9)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,479,815	1,482,292	1,412,306
			1,479,815	1,482,292	1,412,306

UKFast Leaders Limited (1.7%)*(3) (7) (8) (14)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 7.0%, 7.0% Cash, Acquired 09/20, Due 9/27)	12,557,085	11,376,760	12,282,223
			12,557,085	11,376,760	12,282,223

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.1%)*(7) (8) (11)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,263,423	16,082,298	15,466,516
			16,263,423	16,082,298	15,466,516

Utac Ceram (0.7%)*(3) (7) (8)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)(16)	1,778,851	1,703,125	1,742,162
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 02/21, Due 09/27)(11)	3,491,000	3,408,270	3,419,016
			5,269,851	5,111,395	5,161,178

Validity, Inc. (0.6%)*(7) (8) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 07/19, Due 05/25)	4,783,146	4,674,093	4,692,266
			4,783,146	4,674,093	4,692,266

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Vital Buyer, LLC (2.0%)* (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 06/21, Due 06/28)(11)	$14,880,952	$14,586,082	$14,583,333
		Partnership Units (16,442.9 units, Acquired 06/21)		164,429	164,429
			14,880,952	14,750,511	14,747,762

W2O Holdings, Inc. (0.0%)* (7) (8)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 10/20, Due 06/25)	—	(106,398)	—
			—	(106,398)	—

World 50, Inc. (1.6%)*(7) (8) (9)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	3,296,584	3,210,036	3,296,583
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 09/20, Due 01/26)	9,054,760	8,876,930	8,964,213
			12,351,344	12,086,966	12,260,796

Subtotal Non–Control / Non–Affiliate Investments (190.1%)			1,433,845,553	1,397,993,028	1,414,823,146

Affiliate Investments: (4)
Jocassee Partners LLC (4.7%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		30,158,270	34,976,280
				30,158,270	34,976,280

JSC Tekers Holdings (0.8%)*(3) (7) (23)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753,000	5,678,633
		Common Stock (3,201 shares, Acquired 12/20)		—	—
				4,753,000	5,678,633

Security Holdings B.V. (6.4%)*(3) (7) (23)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/22)	5,451,205	5,451,207	5,451,205
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	8,884,067	8,884,068	8,884,067
		Senior Unsecured Term Loan (9.0% PIK, Acquired 04/21, Due 04/25)	8,301,304	8,347,853	8,301,304
		Common Stock (1,099.5 shares, Acquired 12/20)		21,264,000	25,352,179
			22,636,576	43,947,128	47,988,755

Thompson Rivers LLC (4.3%)*(3)	Investment Funds & Vehicles	9.6% Member Interest, Acquired 06/20		30,000,000	32,200,110
				30,000,000	32,200,110

Waccamaw River LLC (0.8%)*(3)	Investment Funds & Vehicles	25% Member Interest, Acquired 02/21		5,525,000	5,588,593
				5,525,000	5,588,593

Subtotal Affiliate Investments (17.0%)			22,636,576	114,383,398	126,432,371

Control Investments:(5)
MVC Automotive Group Gmbh (2.1%)*(3) (7) (23)	Other Diversified Financial Services	Bridge Loan (6.0% Cash, Acquired 12/20, Due 12/21)	7,149,166	7,149,166	7,149,166
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,553,000	8,418,519
			7,149,166	16,702,166	15,567,685

MVC Private Equity Fund LP (1.0%)*(3) (23)	Investment Funds & Vehicles	General Partnership Interest		224,978	191,074
		Limited Partnership Interest		8,899,284	7,520,901
				9,124,262	7,711,975

Subtotal Control Investments (3.1%)			7,149,166	25,826,428	23,279,660

Short-Term Investment:

JPMorgan Chase & Co. (1.4%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.05% yield)		10,574,196	10,574,196
				10,574,196	10,574,196

Subtotal Short-Term Investment (1.4%)				10,574,196	10,574,196

Total Investments, June 30, 2021 (211.7%)*			$1,463,631,295	$1,548,777,050	$1,575,109,373

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021
Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counter Party	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$14,300,006	$700,006

Total Credit Support Agreement, June 30, 2021					$700,006
(a) The Credit Support Agreement covers all of the investments acquired by Barings BDC, Inc. (“the Company”) from MVC Capital, Inc. ("MVC") in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “Reference Portfolio”). Each investment that is included in the Reference Portfolio is denoted in the above Schedule of Investments with footnote (23).
(b)      The Company and Barings LLC entered into a Credit Support Agreement pursuant to which Barings LLC agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 and (2) the date on which the entire Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreement.

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$853,209	A$1,114,133	07/07/21	$16,750
Foreign currency forward contract (AUD)	A$1,114,133	$842,900	07/07/21	(6,440)
Foreign currency forward contract (AUD)	$843,201	A$1,114,133	10/06/21	6,439

Foreign currency forward contract (CAD)	C$6,000,000	$4,863,920	07/07/21	(18,596)
Foreign currency forward contract (CAD)	$4,974,150	C$6,000,000	07/07/21	128,825
Foreign currency forward contract (CAD)	$4,863,825	C$6,000,000	10/06/21	18,572

Foreign currency forward contract (EUR)	€20,518,045	$24,952,136	07/07/21	(617,138)
Foreign currency forward contract (EUR)	$24,184,783	€20,518,045	07/07/21	(150,216)
Foreign currency forward contract (EUR)	$5,039,910	€4,218,045	10/06/21	27,868

Foreign currency forward contract (GBP)	£2,388,498	$3,315,648	07/07/21	(16,006)
Foreign currency forward contract (GBP)	$3,289,859	£2,388,498	07/07/21	(9,783)
Foreign currency forward contract (GBP)	$3,316,255	£2,388,498	10/06/21	15,940

Foreign currency forward contract (SEK)	$176,315	1,530,825kr	07/07/21	(2,693)
Foreign currency forward contract (SEK)	1,530,825kr	$179,964	07/07/21	(956)
Foreign currency forward contract (SEK)	$180,113	1,530,825kr	10/06/21	955
Total Foreign Currency Forward Contracts, June 30, 2021				$(606,479)
_______________________________________________________________
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company's external investment adviser, Barings LLC (“Barings”), the Company’s Audit Committee and independent valuation firms that have been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of June 30, 2021 represented 211.7% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.6% of total investments at fair value as of June 30, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the six months ended June 30, 2021 were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Advantage Insurance, Inc.(e)	Preferred Stock (587,001 shares)	$5,946,641	$—	$(5,870,010)	$(76,631)	$—	$—	$71,500
		5,946,641	—	(5,870,010)	(76,631)	—	—	71,500

Jocassee Partners LLC	9.1% Member Interest	22,623,820	10,000,000	—	—	2,352,460	34,976,280	—
		22,623,820	10,000,000	—	—	2,352,460	34,976,280	—

JSC Tekers Holdings(e)	Preferred Stock (9,159,085 shares)	4,753,000	—	(3)	—	925,636	5,678,633	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		4,753,000	—	(3)	—	925,636	5,678,633	—

Security Holdings B.V(e)	Bridge Loan (5.0% PIK 5/31/2021)	5,187,508	263,697	—	—	—	5,451,205	137,037
	Senior Subordinated Loan (3.1% PIK)	8,746,454	137,613	—	—	—	8,884,067	137,939
	Senior Unsecured Term Loan (9.0% PIK)	—	8,347,853	—	—	(46,549)	8,301,304	274,553
	Common Equity Interest	21,329,370	—	—	—	4,022,809	25,352,179	—
		35,263,332	8,749,163	—	—	3,976,260	47,988,755	549,529

Thompson Rivers LLC	9.6% Member Interest	10,011,840	20,000,000	—	—	2,188,270	32,200,110	361,874
		10,011,840	20,000,000	—	—	2,188,270	32,200,110	361,874

Waccamaw River LLC	25% Member Interest	—	5,499,228	—	—	89,365	5,588,593	—
		—	5,499,228	—	—	89,365	5,588,593	—

Total Affiliate Investments		$78,598,633	$44,248,391	$(5,870,013)	$(76,631)	$9,531,991	$126,432,371	$982,903
(a)     Equity and equity-linked investments are non-income producing, unless otherwise noted.
(b)     Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(c)    Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(e) The fair value of the investment was determined using significant unobservable inputs.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2021 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
MVC Automotive Group GmbH	Common Equity Interest	$9,582,368	$—	$—	$—	$(1,163,849)	$8,418,519	$—
	Bridge Loan (6.0% PIK 12/31/2021)	7,149,166	—	—	—	—	7,149,166	215,667
		16,731,534	—	—	—	(1,163,849)	15,567,685	215,667

MVC Private Equity Fund LP	Limited Partnership Interest	8,899,284	—	—	—	(1,378,383)	7,520,901	—
	General Partnership Interest	224,978	1	—	—	(33,905)	191,074	315,416
		9,124,262	1	—	—	(1,412,288)	7,711,975	315,416

Waccamaw River LLC	50% Member Interest	—	4,500,000	(4,474,229)	—	(25,771)	—	—

Total Control Investments		$25,855,796	$4,500,001	$(4,474,229)	$—	$(2,601,908)	$23,279,660	$531,083
(a)     Equity and equity-linked investments are non-income producing, unless otherwise noted.
(b) Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(c)     Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Control category.
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
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of June 30, 2021 was 0.10050%.
(10)The interest rate on these loans is subject to 2 Month LIBOR, which as of June 30, 2021 was 0.12550%.
(11)The interest rate on these loans is subject to 3 Month LIBOR, which as of June 30, 2021 was 0.14575%.
(12)The interest rate on these loans is subject to 6 Month LIBOR, which as of June 30, 2021 was 0.15950%.
(13)The interest rate on these loans is subject to 12 Month LIBOR, which as of June 30, 2021 was 0.24625%.
(14)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of June 30, 2021 was 0.07788%.
(15)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of June 30, 2021 was 0.10800%.
(16)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2021 was -0.54200%.
(17)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2021 was -0.51500%.
(18)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2021 was -0.05600%.
(19)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2021 was 0.01000%.
(20)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2021 was 0.03030%.
(21)The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2021 was 0.43875%.
(22)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2021 was 0.05670%.
(23)Investment was purchased as part of the MVC Acquisition and is part of the Reference Portfolio for purposes of the Credit Support Agreement.
(24)In 2017, MVC received $5.7 million of 9.5% second lien callable notes due in 2025, in lieu of an escrow to satisfy any indemnification claims associated with MVC’s sale of its equity investment in U.S. Gas & Electric ("U.S. Gas"). Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment. This loan is still subject to indemnification adjustments.

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (4.0%)*(7) (9) (12)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	$29,000,000	$28,490,102	$28,420,000
			29,000,000	28,490,102	28,420,000

Accelerate Learning, Inc. (1.0%)*(7) (9) (12)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,461,410	7,258,435
			7,567,965	7,461,410	7,258,435

Accurus Aerospace Corporation (2.9%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 10/18, Due 10/24)	24,500,000	24,251,575	20,506,500
			24,500,000	24,251,575	20,506,500

ADE Holding (d/b/a AD Education) (0.8%)*(3) (7) (9) (19)	Education Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 01/20, Due 01/27)	5,459,746	4,977,557	5,459,746
			5,459,746	4,977,557	5,459,746

AEP Holdings, Inc. (1.8%)*(7) (9)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (18)	4,362,794	4,143,810	4,275,538
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (12)	8,902,516	8,727,725	8,724,466
			13,265,310	12,871,535	13,000,004

Aftermath Bidco Corporation (1.3%)* (7) (9) (12)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/19, Due 04/25)	9,425,284	9,265,301	9,335,155
			9,425,284	9,265,301	9,335,155

Ahead DB Borrower, LLC. (0.3%)*(7) (9) (12)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 10/20, Due 10/28)	2,139,295	2,076,161	2,075,117
			2,139,295	2,076,161	2,075,117

Air Canada 2020-2 Class B Pass Through Trust (1.1%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	7,500,000	7,500,000	8,077,169
			7,500,000	7,500,000	8,077,169

American Dental Partners, Inc. (1.3%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 11/18, Due 03/23)	9,800,000	9,786,672	9,396,240
			9,800,000	9,786,672	9,396,240

American Scaffold, Inc. (1.3%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/19, Due 09/25)	9,686,750	9,509,443	9,686,750
			9,686,750	9,509,443	9,686,750

Anagram Holdings, LLC (2.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	13,673,780	12,565,289	15,588,108
			13,673,780	12,565,289	15,588,108

Anchorage Capital CLO Ltd: Series 2013-1A (0.3%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class DR (LIBOR + 6.8%, 7.0% Cash, Acquired 03/20, Due 10/30)	2,000,000	1,743,066	2,000,156
			2,000,000	1,743,066	2,000,156

Anju Software, Inc. (1.9%)*(7) (12)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 02/19, Due 02/25)	13,701,182	13,442,543	13,385,963
			13,701,182	13,442,543	13,385,963

Apex Bidco Limited (0.3%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.50%, 7.0% Cash, Acquired 01/20, Due 01/27) (9) (15)	1,992,033	1,851,359	1,950,974
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	258,955	241,837	253,618
			2,250,988	2,093,196	2,204,592

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.7%)*(7) (9) (12)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.0% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,877,581	4,959,088
			4,959,088	4,877,581	4,959,088

Arch Global Precision LLC (2.3%)*(7) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 04/19, Due 04/26)	16,649,218	16,496,045	16,557,510
			16,649,218	16,496,045	16,557,510

Archimede (0.4%)*(3) (7) (9) (17)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	2,677,354	2,510,391	2,610,420
			2,677,354	2,510,391	2,610,420

Argus Bidco Limited (0.8%)*(3) (7) (9) (15)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)	5,715,005	5,383,300	5,543,555
			5,715,005	5,383,300	5,543,555

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Armstrong Transport Group (Pele Buyer, LLC ) (1.0%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	$5,354,941	$5,277,976	$5,302,778
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/20, Due 06/24)	2,000,318	1,964,493	2,000,318
			7,355,259	7,242,469	7,303,096

Ascensus Specialties, LLC (1.0%)*(7) (9) (10)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 09/19, Due 09/26)	7,019,401	6,959,939	6,978,909
			7,019,401	6,959,939	6,978,909

ASPEQ Heating Group LLC (1.2%)* (7) (9) (12)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,945,499	8,833,249	8,862,629
			8,945,499	8,833,249	8,862,629

Auxi International (0.2%)*(3) (7) (9) (19)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/19, Due 12/26)	1,712,970	1,514,901	1,682,438
			1,712,970	1,514,901	1,682,438

AVSC Holding Corp. (1.4%)*(9) (12)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 03/25)	4,904,496	4,313,104	4,165,780
		First Lien Senior Secured Term Loan (LIBOR + 4.50%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25)	748,116	682,722	665,823
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	4,951,086	4,816,560	5,668,994
			10,603,698	9,812,386	10,500,597

Bass Pro Group, LLC (0.3%)*(9) (12)	General Merchandise Stores	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.8% Cash, Acquired 03/20, Due 09/24)	1,979,540	1,793,950	1,983,083
			1,979,540	1,793,950	1,983,083

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.8%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/18, Due 12/24)	34,937,500	34,387,459	34,238,750
			34,937,500	34,387,459	34,238,750

Beacon Pointe Advisors, LLC (0.1%)*(7) (9) (12)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/20, Due 03/26)	631,591	611,703	631,591
			631,591	611,703	631,591

Benify (Bennevis AB) (0.2%)*(3) (7) (9) (20)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,588,980	1,366,586	1,576,555
			1,588,980	1,366,586	1,576,555

Black Diamond Equipment Rentals LLC (1.2%)*(7) (23)	Equipment Rental	Second Lien Loan (12.5% Cash, Acquired 12/20, Due 06/22)	7,500,000	7,500,000	7,500,000
		Warrant (1.0 unit, Acquired 12/20)		847,000	847,000
			7,500,000	8,347,000	8,347,000

British Airways 2020-1 Class B Pass Through Trust (0.2%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	1,500,000	1,500,000	1,661,827
			1,500,000	1,500,000	1,661,827

British Engineering Services Holdco Limited (1.1%)*(3) (7) (9) (15)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.5% Cash, Acquired 12/20, Due 12/27)	8,667,451	7,989,566	8,191,066
			8,667,451	7,989,566	8,191,066

Brown Machine Group Holdings, LLC (0.7%)*(7) (9) (12)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,241,933	5,286,022
			5,286,022	5,241,933	5,286,022

Cadent, LLC (f/k/a Cross MediaWorks) (1.0%)*(7) (9) (12)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 09/18, Due 09/23)	7,532,846	7,490,785	7,361,851
			7,532,846	7,490,785	7,361,851

Carlson Travel, Inc (1.0%)*	Business Travel Management	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	3,000,000	2,362,500	2,471,250
		Super Senior Secured Term Loan (10.5% Cash, Acquired 12/20, Due 3/25)	4,239,000	4,149,608	4,376,768
		Common Stock (1,962 units, Acquired 11/20)(7)		88,290	68,670
			7,239,000	6,600,398	6,916,688

Carlyle Aviation Partners Ltd. (0.2%)*	Structured Finance	Structured Secured Note, Series 2019-2 - Class A (3.4% Cash, Acquired 3/20, Due 11/39)	912,844	826,343	863,003
		Structured Secured Note, Series 2018-2 - Class A (4.5% Cash, Acquired 3/20, Due 11/38)	432,194	391,920	408,302
			1,345,038	1,218,263	1,271,305

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Centralis Finco S.a.r.l. (0.1%)*(3) (7) (9) (18)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	$867,913	$732,995	$867,913
			867,913	732,995	867,913

Cineworld Group PLC (1.1%)*(3) (9) (13)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.50%, 2.8% Cash, Acquired 04/20, Due 02/25)	9,070,729	5,915,501	6,121,290
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,618,242	1,446,976	1,920,318
		Warrants (553,375 units, Acquired 12/20)		101,602	166,416
			10,688,971	7,464,079	8,208,024

Classic Collision (Summit Buyer, LLC) (1.6%)*(7) (9) (12)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/20, Due 01/26)	12,006,341	11,774,075	11,820,664
			12,006,341	11,774,075	11,820,664

CM Acquisitions Holdings Inc. (3.4%)*(7) (9) (13)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	24,655,278	24,287,477	24,196,657
			24,655,278	24,287,477	24,196,657

CMT Opco Holding, LLC (Concept Machine) (0.6%)*(7) (9) (12)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)	4,425,935	4,351,646	4,097,088
		LLC Units (8,309 units, Acquired 01/20)		332,904	230,492
			4,425,935	4,684,550	4,327,580

Command Alkon (Project Potter Buyer, LLC) (3.0%)*(7) (9) (10)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)	22,166,804	21,527,201	21,501,800
		Class A Units (90.384 units, Acquired 04/20)		90,384	93,510
		Class B Units (33,324.69 units, Acquired 04/20)		—	8,165
			22,166,804	21,617,585	21,603,475

Confie Seguros Holding II Co. (0.3%)*(9) (12)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,370,563	2,233,600
			2,500,000	2,370,563	2,233,600

Contabo Finco S.À R.L (0.2%)*(3) (7) (9) (18)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 10/19, Due 10/26)	1,483,377	1,310,386	1,454,918
			1,483,377	1,310,386	1,454,918

CSL DualCom (0.5%)*(3) (7) (9) (15)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 09/20, Due 09/27)	3,776,936	3,339,563	3,646,170
			3,776,936	3,339,563	3,646,170

Custom Alloy Corporation (4.8%)*(7) (23)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)	39,391,300	31,434,257	31,434,257
		Revolver (15.0% PIK, Acquired 12/20, Due 04/21)	3,745,808	3,228,308	3,228,308
			43,137,108	34,662,565	34,662,565

Dart Buyer, Inc. (1.7%)*(3) (7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 04/25)	12,310,907	12,092,929	12,188,061
			12,310,907	12,092,929	12,188,061

Diamond Sports Group, LLC (0.1%)*(9) (10)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 03/20, Due 08/26)	989,975	790,536	872,208
			989,975	790,536	872,208

Discovery Education, Inc. (3.7%)*(7) (9) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	27,000,000	26,538,991	26,527,500
			27,000,000	26,538,991	26,527,500

Distinct Holdings, Inc. (1.0%)*(7) (9) (10)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	7,516,792	7,453,665	7,475,638
			7,516,792	7,453,665	7,475,638

DreamStart Bidco SAS (d/b/a SmartTrade) (0.3%)*(3) (7) (9) (19)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.8% PIK, Acquired 03/20, Due 03/27)	2,232,173	1,939,189	2,176,655
			2,232,173	1,939,189	2,176,655

Dukane IAS, LLC (0.6%)*(7) (23)	Welding Equipment Manufacturer	Second Lien Note (10.5% Cash, 2.5% PIK, Acquired 12/20, Due 12/24)	4,604,374	4,604,374	4,604,374
			4,604,374	4,604,374	4,604,374

Envision Healthcare Corp. (0.4%)*(9) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 03/20, Due 10/25)	3,156,772	2,259,339	2,623,688
			3,156,772	2,259,339	2,623,688

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Exeter Property Group, LLC (2.6%)*(7) (9) (10)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.7% Cash, Acquired 02/19, Due 08/24)	$19,363,647	$19,100,177	$18,976,374
			19,363,647	19,100,177	18,976,374

F24 (Stairway BidCo Gmbh) (0.3%)*(3) (7) (9) (18)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 08/20, Due 08/27)	1,855,625	1,734,062	1,805,715
			1,855,625	1,734,062	1,805,715

FitzMark Buyer, LLC (0.5%)*(7) (9) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	3,529,412	3,429,854	3,429,412
			3,529,412	3,429,854	3,429,412

Foundation Risk Partners, Corp. (1.4%)*(7) (9) (12)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	8,789,777	8,575,855	8,576,718
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	1,722,222	1,588,593	1,602,355
			10,511,999	10,164,448	10,179,073

GoldenTree Loan Opportunities IX, Limited: Series 2014-9A (0.2%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class DR2 (LIBOR + 3.0%, 3.2% Cash, Acquired 03/20, Due 10/29)	1,250,000	916,935	1,231,963
			1,250,000	916,935	1,231,963

GTM Intermediate Holdings, Inc. (0.9%)*(7) (23)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 11/24)	5,115,750	5,064,593	5,064,593
		Common Stock (2 shares, Acquired 12/20)		1,078,778	1,078,778
			5,115,750	6,143,371	6,143,371

Gulf Finance, LLC (0.1%)*(9) (10)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 08/23)	1,048,305	944,246	788,105
			1,048,305	944,246	788,105

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.1%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	7,500,000	7,500,000	7,738,286
			7,500,000	7,500,000	7,738,286

Heartland, LLC (1.2%)*(7) (9) (12)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	8,831,018	8,667,194	8,582,892
			8,831,018	8,667,194	8,582,892

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.6%)*(3) (7) (9)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/19, Due 09/26)(19)	10,413,655	9,216,174	10,266,128
		First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 07/20, Due 09/26) (18)	1,092,757	820,169	1,092,757
			11,506,412	10,036,343	11,358,885

Highbridge Loan Management Ltd: Series 2014A-19 (0.1%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class E (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 07/30)	1,000,000	833,749	978,180
			1,000,000	833,749	978,180

Highpoint Global LLC (0.7%)*(7) (23)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	5,307,799	5,286,568	5,286,568
			5,307,799	5,286,568	5,286,568

Holley Performance Products (Holley Purchaser, Inc.) (2.4%)*(7) (9) (12)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.2% Cash, Acquired 10/18, Due 10/25)	16,936,387	16,754,221	16,936,387
			16,936,387	16,754,221	16,936,387

HTI Technology & Industries (1.70%)* (7) (23)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.8% PIK, Acquired 12/20, Due 09/24)	12,619,964	12,115,165	12,115,165
			12,619,964	12,115,165	12,115,165

HW Holdco, LLC (Hanley Wood LLC) (1.0%)*(7) (9) (12)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/18, Due 12/24)	7,527,218	7,396,115	7,527,218
			7,527,218	7,396,115	7,527,218

Hyperion Materials & Technologies, Inc. (1.9%)*(7) (9) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/19, Due 08/26)	13,855,795	13,643,767	13,700,560
			13,855,795	13,643,767	13,700,560

IGL Holdings III Corp. (1.9%)*(7) (9) (12)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	14,025,147	13,635,887	13,626,360
			14,025,147	13,635,887	13,626,360

IM Analytics Holding, LLC (d/b/a NVT) (1.0%)*(7) (9) (12)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)	8,209,191	8,147,872	6,982,738
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,209,191	8,147,872	6,982,738

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
INOS 19-090 GmbH (1.7%)*(3) (7) (9) (18)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 10/27)	$12,275,911	$11,888,699	$11,934,913
			12,275,911	11,888,699	11,934,913

Institutional Shareholder Services, Inc. (0.7%)*(7) (9) (12)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,830,132	4,951,685
			4,951,685	4,830,132	4,951,685

International Precision Components (1.0%)*(7) (23)	Plastic Injection Molding	Second Lien Loan (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 10/24)	7,000,000	6,895,000	6,895,000
			7,000,000	6,895,000	6,895,000

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.9%)*(7) (9) (12)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	6,819,551	6,700,432	6,300,583
			6,819,551	6,700,432	6,300,583

Jade Bidco Limited (Jane's) (1.7%)*(3) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.8% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(13)	10,538,414	10,291,098	10,353,797
		First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(19)	2,057,007	1,813,166	2,020,971
			12,595,421	12,104,264	12,374,768

Jedson Engineering, Inc. (0.4%)*(7) (8) (23)	Engineering & Construction Management	First Lien Loan (12.0% Cash, 3.0% PIK, Acquired 12/20, Due 06/22)	9,560,423	3,000,000	3,000,000
			9,560,423	3,000,000	3,000,000

JetBlue 2019-1 Class B Pass Through Trust (0.7%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,721,693	4,721,693	5,048,044
			4,721,693	4,721,693	5,048,044

Kano Laboratories LLC (1.4%)*(7) (9) (12)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)	9,873,095	9,589,856	9,584,754
		Partnership Equity (227.2 units, Acquired 11/20)		227,198	227,200
			9,873,095	9,817,054	9,811,954

Kenan Advantage Group Inc. (0.6%)* (9) (10)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 07/22)	4,265,453	4,263,951	4,217,125
			4,265,453	4,263,951	4,217,125

Kene Acquisition, Inc. (En Engineering) (1.0%)*(7) (9) (12)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,298,712	7,173,784	7,202,679
			7,298,712	7,173,784	7,202,679

Kona Buyer, LLC (4.8%)*(7) (9) (12)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	35,000,000	34,132,135	34,125,000
			35,000,000	34,132,135	34,125,000

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.3%)*(7) (9) (12)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/18, Due 10/24)	9,218,032	9,083,136	8,987,581
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	184,312
			9,218,032	9,237,456	9,171,893

Learfield Communications, LLC (1.0%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(9)(10)	136,803	96,446	123,073
		First Lien Senior Secured Term Loan (LIBOR + 3.00%, 3.2% Cash, 10.0% PIK, Acquired 08/20, Due 12/23)(12)	7,181,368	7,117,163	7,133,468
			7,318,171	7,213,609	7,256,541

Legal Solutions Holdings (1.3%)*(7) (23)	Business Services	Senior Subordinated Loan (6.0% Cash, 10.0% PIK, Acquired 12/20, Due 03/22)	10,398,126	9,597,471	9,597,471
			10,398,126	9,597,471	9,597,471

MB2 Dental Solutions, LLC (1.0%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 6.7% Cash, Acquired 09/19, Due 09/23)	7,443,622	7,381,819	7,443,622
			7,443,622	7,381,819	7,443,622

Media Recovery, Inc. (SpotSee) (1.3%)*(7) (9) (12)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25)	9,179,626	8,873,020	9,018,983
			9,179,626	8,873,020	9,018,983

Modern Star Holdings Bidco Pty Limited. (1.4%)*(3) (7) (9) (22)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	10,482,797	9,973,821	10,101,881
			10,482,797	9,973,821	10,101,881

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
MSG National Properties (0.3%)*(3) (7) (9) (12)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	$2,461,759	$2,389,417	$2,474,068
			2,461,759	2,389,417	2,474,068

Murphy Midco Limited (1.3%)*(3) (7) (9) (16)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.50%, 5.5% Cash, Acquired 11/20, Due 11/27)	9,904,416	9,228,222	9,508,239
			9,904,416	9,228,222	9,508,239

Music Reports, Inc. (0.8%)*(7) (9) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	5,592,972	5,459,912	5,469,461
			5,592,972	5,459,912	5,469,461

Neuberger Berman CLO Ltd: Series 2020-36A (0.3%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.81%, 8.0% Cash, Acquired 03/20, Due 04/33)	2,500,000	2,476,562	2,501,790
			2,500,000	2,476,562	2,501,790

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (1.6%)*(7) (9) (10)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	11,855,804	11,813,315	11,645,956
			11,855,804	11,813,315	11,645,956

Omni Intermediate Holdings, LLC (1.4%)*(7) (9) (10)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	10,000,000	9,700,263	9,700,000
			10,000,000	9,700,263	9,700,000

Options Technology Ltd. (1.3%)*(3) (7) (9) (12)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	9,796,552	9,583,342	9,633,049
			9,796,552	9,583,342	9,633,049

Pacific Health Supplies Bidco Pty Limited (2.5%)*(3) (7) (9) (21)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	18,489,367	17,237,355	17,919,335
			18,489,367	17,237,355	17,919,335

Pare SAS (SAS Maurice MARLE) (0.7%)*(3) (7) (9) (19)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, 1.5% PIK, Acquired 12/19, Due 12/26)	4,817,430	4,305,403	4,683,024
			4,817,430	4,305,403	4,683,024

Patriot New Midco 1 Limited (Forensic Risk Alliance) (1.2%)*(3) (7) (9)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(12)	4,489,471	4,372,581	4,388,907
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 02/20, Due 02/27) (18)	4,126,940	3,579,755	4,034,496
			8,616,411	7,952,336	8,423,403

PerTronix, LLC (1.1%)*(7) (9) (13)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	8,308,515	8,186,879	8,183,887
			8,308,515	8,186,879	8,183,887

Playtika Holding Corp. (0.5%)*(9) (12)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 03/20, Due 12/24)	3,800,000	3,536,230	3,818,582
			3,800,000	3,536,230	3,818,582

Premier Technical Services Group (Project Graphite) (0.4%)*(3) (7) (9) (15)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.3% Cash, Acquired 08/19, Due 06/26)	3,108,900	2,681,906	3,039,998
			3,108,900	2,681,906	3,039,998

Premium Franchise Brands, LLC (3.4%)*(7) (9) (12)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	25,000,000	24,501,666	24,500,000
			25,000,000	24,501,666	24,500,000

Process Equipment, Inc. (ProcessBarron) (0.8%)*(7) (9) (12)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,173,594	6,090,812	5,612,414
			6,173,594	6,090,812	5,612,414

Professional Datasolutions, Inc. (PDI) (2.3%)*(7) (9) (12)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	16,924,678	16,905,254	16,628,496
			16,924,678	16,905,254	16,628,496

PSC UK Pty Ltd. (0.4%)*(3) (7) (9) (15)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 11/19, Due 10/24)	2,684,817	2,439,292	2,614,299
			2,684,817	2,439,292	2,614,299

Questel Unite (3.1%)*(3) (7) (9) (18)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/27)	22,451,369	21,728,443	21,905,058
			22,451,369	21,728,443	21,905,058

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Radwell International, LLC (1.9%)*(7) (9) (12)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	$14,264,053	$13,916,962	$13,914,053
			14,264,053	13,916,962	13,914,053

Recovery Point Systems, Inc. (1.6%)*(7) (9) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 03/20, Due 07/26)	11,795,776	11,572,084	11,766,287
			11,795,776	11,572,084	11,766,287

REP SEKO MERGER SUB LLC (1.2%)* (7) (9) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	8,545,455	8,290,487	8,345,456
			8,545,455	8,290,487	8,345,456

RPX Corporation (2.4%)*(7) (9) (12)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	17,500,000	17,110,715	17,106,250
			17,500,000	17,110,715	17,106,250

RR Ltd: Series 2019-6A (0.3%)*(3) (12)	Structured Finance	Structured Secured Note - Class D (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 04/30)	2,000,000	1,661,539	2,000,124
			2,000,000	1,661,539	2,000,124

Ruffalo Noel Levitz, LLC (1.3%)*(7) (9) (12)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,616,736	9,552,719	9,567,718
			9,616,736	9,552,719	9,567,718

Safety Products Holdings, LLC (2.5%)* (9) (12)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(7)	18,108,567	17,559,056	17,555,609
		Common Stock (424.1 units, Acquired 12/20)		424,088	424,090
			18,108,567	17,983,144	17,979,699

Scaled Agile, Inc. (0.7%)*(7) (9) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,845,720	4,807,839	4,797,263
			4,845,720	4,807,839	4,797,263

Serta Simmons Bedding LLC (1.5%)*(9) (10)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,424,499	7,234,063	7,498,744
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,643,817	3,379,870	3,272,913
			11,068,316	10,613,933	10,771,657

SISU ACQUISITIONCO., INC. (2.2%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	16,132,835	15,811,282	15,810,178
			16,132,835	15,811,282	15,810,178

SMA Holdings, Inc. (1.0%)*(7) (23)	Consulting	First Lien Loan (11.0% Cash, Acquired 12/20, Due 06/24)	7,000,000	6,720,000	6,720,000
		Warrants (2.0 units, Acquired 12/20)		286,781	286,781
			7,000,000	7,006,781	7,006,781

Smile Brands Group Inc. (2.1%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.17%, 5.4% Cash, Acquired 10/18, Due 10/24)	5,880,607	5,842,184	5,824,154
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 10/24)	9,310,993	9,030,258	9,024,500
			15,191,600	14,872,442	14,848,654

SN BUYER, LLC (4.8%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 11/26)	35,000,000	34,304,393	34,300,000
			35,000,000	34,304,393	34,300,000

Springbrook Software (SBRK Intermediate, Inc.) (1.3%)*(7) (9) (12)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	9,349,719	9,152,983	9,201,599
			9,349,719	9,152,983	9,201,599

SSCP Pegasus Midco Limited (2.3%)*(3) (7) (9) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	17,664,989	16,498,614	16,733,353
			17,664,989	16,498,614	16,733,353

Syniverse Holdings, Inc. (2.2%)*(9) (12)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,480,454	16,048,735	15,749,365
			17,480,454	16,048,735	15,749,365

Team Health Holdings, Inc. (0.8%)*(9) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 02/24)	6,822,785	6,659,174	6,058,906
			6,822,785	6,659,174	6,058,906

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
The Hilb Group, LLC (2.1%)*(7) (9)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)(11)	$11,667,719	$11,413,365	$11,541,707
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/19, Due 12/26)(12)	3,602,001	3,374,934	3,373,303
			15,269,720	14,788,299	14,915,010

Total Safety U.S. Inc. (0.9%)* (12)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,857,482	6,611,003	6,576,325
			6,857,482	6,611,003	6,576,325

Transit Technologies LLC (0.7%)*(7) (9) (12)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 02/20, Due 02/25)	6,035,305	5,859,123	5,221,746
			6,035,305	5,859,123	5,221,746

Transportation Insight, LLC (3.3%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 08/18, Due 12/24)	24,506,875	24,346,335	23,899,105
			24,506,875	24,346,335	23,899,105

Truck-Lite Co., LLC (3.0%)*(7) (9) (12)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	22,352,885	21,960,470	21,791,827
			22,352,885	21,960,470	21,791,827

Trystar, LLC (2.5%)*(7) (9) (12)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/18, Due 09/23)	17,596,398	17,384,658	17,288,461
		Class A LLC Units (384.5 units, Acquired 09/18)		395,995	339,474
			17,596,398	17,780,653	17,627,935

Tuf-Tug, Inc. (0.1%)*(7) (23)	Safety Equipment Manufacturer	Common Stock (24.6 shares, Acquired 12/20)		385,047	$385,047
				385,047	385,047

Turf Products, LLC (1.2%)*(7) (23)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	8,697,056	8,383,962	8,383,962
			8,697,056	8,383,962	8,383,962

U.S. Gas & Electric, Inc. (0.2%)*(7) (23)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285,250	1,785,250	1,785,250
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(24)	2,485,469	—	—
			4,770,719	1,785,250	1,785,250

U.S. Silica Company (0.2%)*(3) (9) (10)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,487,525	1,490,312	1,299,724
			1,487,525	1,490,312	1,299,724

UKFast Leaders Limited (3.3%)*(3) (7) (9) (14)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 9/27)	24,226,278	22,140,865	23,625,466
			24,226,278	22,140,865	23,625,466

USF Holdings LLC (U.S. Farathane, LLC) (0.4%)*(9) (12)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 12/21)	3,088,580	3,092,541	2,849,214
			3,088,580	3,092,541	2,849,214

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.1%)*(7) (9) (12)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,388,428	16,165,710	15,226,488
			16,388,428	16,165,710	15,226,488

Utac Ceram (0.2%)*(3) (7) (9) (18)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)	1,713,064	1,524,242	1,651,143
			1,713,064	1,524,242	1,651,143

Validity, Inc. (0.6%)*(7) (9) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 07/19, Due 05/25)	5,025,862	4,896,882	4,586,098
			5,025,862	4,896,882	4,586,098

W2O Holdings, Inc. (0.0%)* (7) (9)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 5.0% Cash, Acquired 10/20, Due 06/25)	—	(115,981)	(104,214)
			—	(115,981)	(104,214)

Winebow Group, LLC, (The) (2.1%)*(9) (10)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 11/19, Due 07/21)	10,599,445	10,113,510	9,690,543
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 10/19, Due 01/22)	7,141,980	4,813,864	5,713,584
			17,741,425	14,927,374	15,404,127

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
World 50, Inc. (1.7%)*(7) (9) (10)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	$3,313,191	$3,218,141	$3,313,191
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 01/26)	9,100,607	8,905,025	8,940,436
			12,413,798	12,123,166	12,253,627

Subtotal Non–Control / Non–Affiliate Investments (184.7%)			1,378,776,392	1,318,614,617	1,325,783,281

Affiliate Investment: (4)
Advantage Insurance, Inc. (0.8%)*(7) (23)	Banking, Finance, Insurance, & Real Estate	Preferred Stock (587,001 shares, Acquired 12/20)		5,946,641	5,946,641
				5,946,641	5,946,641

Jocassee Partners LLC (3.2%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		20,158,270	22,623,820
				20,158,270	22,623,820

JSC Tekers Holdings (0.7%)*(3) (7) (23)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753,000	4,753,000
		Common Stock (3,201 shares, Acquired 12/20)		—	—
				4,753,000	4,753,000

Security Holdings B.V. (4.9%)*(3) (7) (23)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/22)	5,187,506	5,187,508	5,187,508
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	8,746,454	8,746,454	8,746,454
		Common Stock (1,099.5 shares, Acquired 12/20)		21,264,000	21,329,370
			13,933,960	35,197,962	35,263,332

Thompson Rivers LLC (1.4%)*(3)	Investment Funds & Vehicles	10% Member Interest, Acquired 06/20		10,000,000	10,011,840
				10,000,000	10,011,840

Subtotal Affiliate Investments (11.0%)			13,933,960	76,055,873	78,598,633

Control Investments:(5)
MVC Automotive Group Gmbh (2.3%)*(3) (7) (23)	Other Diversified Financial Services	Bridge Loan (6.0% Cash, Acquired 12/20, Due 12/21)	7,149,166	7,149,166	7,149,166
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,553,000	9,582,368
			7,149,166	16,702,166	16,731,534

MVC Private Equity Fund LP (1.3%)*(3) (23)	Investment Funds & Vehicles	General Partnership Interest		224,978	224,978
		Limited Partnership Interest		8,899,284	8,899,284
				9,124,262	9,124,262

Subtotal Control Investments (3.6%)			7,149,166	25,826,428	25,855,796

Short-Term Investments:

BlackRock, Inc. (4.2%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.08% yield)		30,000,000	30,000,000
				30,000,000	30,000,000

JPMorgan Chase & Co. (5.0%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.09% yield)		35,558,227	35,558,227
				35,558,227	35,558,227

Subtotal Short-Term Investments (9.1%)				65,558,227	65,558,227

Total Investments, December 31, 2020 (208.4%)*			$1,399,859,518	$1,486,055,145	$1,495,795,937

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
(24)In 2017, MVC received $5.7 million of 9.5% second lien callable notes due in 2025, in lieu of an escrow to satisfy any indemnification claims associated with MVC's sale of its equity investment in U.S. Gas & Electric. Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment. This loan is still subject to indemnification adjustments.

See accompanying notes.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
The Company and its wholly-owned subsidiaries are specialty finance companies. The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company has elected for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. On August 2, 2018, the Company entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) and became an externally-managed BDC managed by Barings LLC (“Barings” or the “Adviser”). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the Amended and Restated Advisory Agreement (as defined in “Note 2 – Agreements and Related Party Transactions”) (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement) and the Administration Agreement. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3 – Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
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
In connection with the completion of the Company’s acquisition of MVC Capital, Inc. (“MVC”), a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. During the three and six months ended June 30, 2021, the Company did not repurchase any shares under the authorized program.
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
The Adviser has entered into a personnel-sharing arrangement with its affiliate, Baring International Investment Limited (“BIIL”). BIIL is a wholly-owned subsidiary of Baring Asset Management Limited, which in turn is an indirect, wholly-owned subsidiary of the Adviser. Pursuant to this arrangement, certain employees of BIIL may serve as “associated persons” of the Adviser and, in this capacity, subject to the oversight and supervision of the Adviser, may provide research and related services, and discretionary investment management and trading services (including acting as portfolio managers) to the Company on behalf of the Adviser. This arrangement is based on no-action letters of the staff of the Securities and Exchange Commission (the “SEC”) that permit SEC-registered investment advisers to rely on and use the resources of advisory affiliates or "participating affiliates," subject to the supervision of that SEC-registered investment adviser. BIIL is a “participating affiliate” of the Adviser, and the BIIL employees are “associated persons” of the Adviser.
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
For the three and six months ended June 30, 2021, the Base Management Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was approximately $4.9 million and $8.8 million, respectively. For the three and six months ended, June 30, 2020, the Base Management Fee determined in accordance with the terms of the Original Advisory Agreement was approximately $3.6 million and $7.5 million, respectively. As of June 30, 2021, the Base Management Fee of $4.9 million for the three months ended June 30, 2021 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Base Management Fee of $3.4 million for the three months ended December 31, 2020 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and six months ended June 30, 2021, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $3.5 million and $6.2 million, respectively. As of June 30, 2021, the Income-Based Fee of $3.5 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. The Company did not pay any Pre-2021 Income-Based Fee for the three or six months ended June 30, 2020.
The Company did not incur any capital gains fees for either of the three or six months ended June 30, 2021 or 2020.
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
For the three and six months ended June 30, 2021, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million and $1.0 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2020, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.2 million and $0.6 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of June 30, 2021, the administrative expenses of $0.5 million for the three months ended June 30, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2020 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
•The Credit Support Agreement and the rights of the Company thereunder shall automatically terminate if the Adviser (or an affiliate of the Adviser) ceases to serve as the investment adviser to the Company or any successor thereto, other than as a result of the voluntary termination by the Adviser of its investment advisory agreement with the Company. In the event of such a voluntary termination by the Adviser of the then-current investment advisory agreement with the Company, the Adviser will remain obligated to provide the credit support contemplated by the Credit Support Agreement. In the event of a non-voluntary termination of the advisory agreement or its expiration (due to non-renewal by the Board), the Adviser will have no obligations under the Credit Support Agreement.
The Credit Support Agreement is intended to give stockholders of the combined company following the MVC Acquisition downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the MVC Acquisition. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the Credit Support Agreement. Any cash payment from the Adviser to the Company under the Credit Support Agreement will be excluded from the Company’s incentive fee calculations under the Amended and Restated Advisory Agreement.
When the Company and the Adviser entered into the Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and is included in "Additional paid-in capital" in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet. In addition, the Credit Support Agreement is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in "Credit support agreement" in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
3. INVESTMENTS
Portfolio Composition
The Company invests predominately in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Structured product investments include collateralized loan obligations and asset-backed securities. The Adviser's existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2021:
Senior debt and 1st lien notes	$1,204,984,713	78%	$1,218,866,771	77%	164%
Subordinated debt and 2nd lien notes	188,845,576	12	186,866,059	12	25
Structured products	21,620,236	1	24,834,070	2	3
Equity shares	46,546,414	3	52,002,551	3	7
Equity warrants	1,398,383	—	1,488,768	—	—
Investment in joint ventures / PE fund	74,807,532	5	80,476,958	5	11
Short-term investments	10,574,196	1	10,574,196	1	2
	$1,548,777,050	100%	$1,575,109,373	100%	212%
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%	163%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9	19
Structured products	30,071,808	2	32,508,845	2	5
Equity shares	44,693,645	3	44,651,114	3	6
Equity warrants	1,235,383	—	1,300,197	—	—
Investment in joint ventures / PE fund	39,282,532	3	41,759,922	3	6
Short-term investments	65,558,227	4	65,558,227	4	9
	$1,486,055,145	100%	$1,495,795,937	100%	208%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended June 30, 2021, the Company made 22 new investments totaling $204.2 million, made investments in existing portfolio companies totaling $54.2 million, and made net additional investments in existing joint venture equity portfolio companies totaling $6.0 million. During the six months ended June 30, 2021, the Company made 40 new investments totaling $390.9 million, made investments in existing portfolio companies totaling $112.9 million, made a net new joint venture equity investment totaling $5.5 million and additional investments in joint venture equity portfolio companies totaling $30.0 million.
During the three months ended June 30, 2020, the Company made three new investments totaling $13.9 million, made investments in existing portfolio companies totaling $14.1 million, made a new joint venture equity investment totaling $1.5 million and additional investments in joint venture equity portfolio companies totaling $5.0 million. During the six months ended June 30, 2020, the Company made 31 new investments totaling $126.9 million, made investments in existing portfolio companies totaling $33.2 million, made a new joint venture equity investment totaling $1.5 million and additional investments in joint venture equity portfolio companies totaling $5.0 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of investments at fair value at June 30, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	June 30, 2021		December 31, 2020
Aerospace and Defense	$95,521,492	6.1%	$82,501,170	5.8%
Automotive	62,103,310	4.0	61,581,980	4.3
Banking, Finance, Insurance and Real Estate	117,657,387	7.5	99,099,552	6.9
Beverage, Food and Tobacco	24,469,363	1.6	15,404,126	1.1
Capital Equipment	32,101,331	2.0	30,899,579	2.2
Chemicals, Plastics, and Rubber	32,127,756	2.0	32,378,972	2.3
Construction and Building	64,702,211	4.1	59,861,616	4.2
Consumer goods: Durable	35,925,986	2.3	38,165,784	2.7
Consumer goods: Non-durable	22,854,922	1.5	28,081,580	2.0
Containers, Packaging and Glass	19,418,301	1.2	9,018,983	0.6
Energy: Electricity	16,340,069	1.0	17,627,935	1.2
Energy: Oil and Gas	3,826,895	0.2	788,105	0.1
Environmental Services	5,686,644	0.4	—	—
Healthcare and Pharmaceuticals	140,010,989	8.9	142,708,050	10.0
High Tech Industries	172,738,322	11.0	152,413,985	10.6
Hotel, Gaming and Leisure	17,022,928	1.1	10,682,093	0.7
Investment Funds and Vehicles	80,476,958	5.1	41,759,922	2.9
Media: Advertising, Printing and Publishing	66,594,658	4.3	54,123,033	3.8
Media: Broadcasting and Subscription	5,682,352	0.4	6,464,741	0.4
Media: Diversified and Production	38,822,514	2.5	48,200,216	3.4
Metals and Mining	8,073,339	0.5	17,857,236	1.2
Retail	—	—	1,983,083	0.1
Services: Business	251,707,954	16.1	209,974,914	14.7
Services: Consumer	61,874,481	4.0	54,450,324	3.8
Structured Products	24,834,070	1.6	32,508,845	2.3
Telecommunications	30,843,119	2.0	43,021,001	3.0
Transportation: Cargo	82,964,964	5.3	91,132,943	6.4
Utilities: Electric	8,993,417	0.6	8,987,929	0.6
Utilities: Oil and Gas	11,771,637	0.8	11,645,956	0.8
Wholesale	29,387,808	1.9	26,914,057	1.9
Total	$1,564,535,177	100.0%	$1,430,237,710	100.0%
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2021, Jocassee had $407.9 million in senior secured private middle-market debt investments, $9.5 million in second lien and subordinated private middle-market debt investments, $376.6 million in U.S. syndicated senior secured loans, $6.5 million in U.S. syndicated second lien and subordinated loans, $128.1 million in European syndicated senior secured loans, $5.8 million in structured product investments, $4.9 million in equity investments, $103.8 million in joint venture investments and $31.0 million in short-term investments. As of December 31, 2020, Jocassee had $180.6 million in senior secured private middle-market debt investments, $382.9 million in U.S. syndicated senior secured loans, $161.5 million in European syndicated senior secured loans, $25.6 million in structured product investments, $5.8 million in an equity investment, $90.1 million in a joint venture investment and $23.1 million in short-term investments. Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $89.5 million and $204.9 million outstanding as of June 30, 2021 and December 31, 2020, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $204.9 million and $113.1 million outstanding as of June 30, 2021 and December 31, 2020, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.0 million and $302.3 million outstanding as of June 30, 2021 and December 31, 2020, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of June 30, 2021 and December 31, 2020, the Company had sold $412.6 million and $162.2 million, respectively, of its investments to Jocassee. As of June 30, 2021 and December 31, 2020, the Company had $153.0 million and $44.2 million, respectively in unsettled receivables due from Jocassee that were included in "Receivable from unsettled transactions" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of June 30, 2021 and December 31, 2020, Jocassee had the following contributed capital and unfunded commitments from its members:

	As of June 30, 2021	As of December 31, 2020
Total contributed capital by Barings BDC, Inc.	$30,000,000	$20,000,000
Total contributed capital by all members	$330,000,000	$220,000,000

Total unfunded commitments by Barings BDC, Inc.	$20,000,000	$30,000,000
Total unfunded commitments by all members	$220,000,000	$330,000,000

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2021. As of June 30, 2021, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $325.0 million, all of which has been funded.
On June 30, 2021, Thompson Rivers declared a $3.5 million dividend, of which $0.4 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. As of June 30, 2021, Thompson Rivers had $2.5 billion in Ginnie Mae early buyout loans and $131.7 million in cash. As of December 31, 2020, Thompson Rivers had $715.2 million in Ginnie Mae early buyout loans. Thompson Rivers’ repurchase agreement line with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $839.6 million and $670.1 million outstanding as of June 30, 2021 and December 31, 2020, respectively. Thompson Rivers’ repurchase agreement line with Bank of America N.A., which is non-recourse to the Company, had approximately $1,472.2 million outstanding as of June 30, 2021.
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
As of June 30, 2021 and December 31, 2020, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

	As of June 30, 2021		As of December 31, 2020
Total contributed capital by Barings BDC, Inc.	$30,000,000		$10,000,000
Total contributed capital by all members	$325,000,000	(1)	$100,000,000	(2)

Total unfunded commitments by Barings BDC, Inc.	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $120.0 million of total contributed capital by related parties.
(2)Includes $90.0 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $9.1 million (including approximately $3.6 million of recallable return of capital) has been funded as of June 30, 2021. As of June 30, 2021, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totals $100.0 million, of which $29.2 million (including $7.1 million of recallable return of capital) has been funded.
As of June 30, 2021, Waccamaw River had $19.9 million in unsecured consumer loans and $5.0 million in cash.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

	As of June 30, 2021
Total contributed capital by Barings BDC, Inc.	$9,075,000
Total contributed capital by all members	$29,200,000	(1)

Total return of capital (recallable) by Barings BDC, Inc.	$(3,550,000)
Total return of capital (recallable) by all members	$(7,100,000)	(2)

Total unfunded commitments by Barings BDC, Inc.	$19,475,000
Total unfunded commitments by all members	$77,900,000	(3)
(1)Includes $14.6 million of total contributed capital by related parties.
(2)Includes ($3.6) million of total return of capital (recallable) by related parties.
(3)Includes $39.0 million of unfunded commitments by related parties.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Valuation of Investment in Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP
The Company estimates the fair value of its investments in Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP using the NAV of each company and its ownership percentage. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of June 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2021:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$947,636,653	Yield Analysis	Market Yield	4.7% – 26.2%	7.3%	Decrease
	174,928,818	Recent Transaction	Transaction Price	97.0% – 99.0%	97.8%	Increase
Subordinated debt and 2nd lien notes(2)	105,606,102	Yield Analysis	Market Yield	8.2% – 29.0%	19.5%	Decrease
	21,484,439	Market Approach	Adjusted EBITDA Multiple	4.5x – 7.8x	5.6x	Increase
	41,619,009	Recent Transaction	Transaction Price	97.5% – 100%	98.3%	Increase
Equity shares(3)	41,511,989	Market Approach	Adjusted EBITDA Multiple	4.5x – 24.4x	6.7x	Increase
	5,678,633	Real Estate - Cost Approach	Replacement Cost (CZK/m2)	1,237 to 1,892	1,892	Increase
		Real Estate - Cost Approach	Depreciation Factor	0.50 to 1.00	0.81	Increase
		Real Estate - Income Approach	Market Rent CZK/Year	CZK5,011,718 to CZK8,700,000	CZK5,011,718	Increase
		Real Estate - Income Approach	Cap Rate	6.0% to 7.0%	6.5%	Decrease
		Real Estate - Income Approach	Adj. Factor for Development Zone	n/a	1.15	Increase
	1,848,589	Recent Transaction	Transaction Price	$10 – $1,000	911.94	Increase
Equity warrants	1,137,116	Market Approach	Adjusted EBITDA Multiple	5.8x – 12.2x	6.5x	Increase
(1)Excludes investments with an aggregate fair value amounting to $6,590,556, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $18,156,509, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $2,963,340, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$650,550,710	Yield Analysis	Market Yield	4.7% – 16.2%	7.4%	Decrease
	3,000,000	Liquidation Analysis	Adjusted EBITDA Multiple	0.05x – 0.15x	0.10x	Increase
	399,692,333	Recent Transaction	Transaction Price	96.0% – 100.0%	97.8%	Increase
Subordinated debt and 2nd lien notes(2)	109,851,771	Yield Analysis	Market Yield	6.0% – 26.0%	16.7%	Decrease
	13,933,960	Market Approach	Adjusted EBITDA Multiple	5.0x – 6.0x	5.5x	Increase
	4,959,088	Recent Transaction	Transaction Price	100%	100%	Increase
Equity shares(3)	39,178,157	Market Approach	Adjusted EBITDA Multiple	0.8x – 11.8x	4.8x	Increase
	4,752,997	Real Estate - Cost Approach	Replacement Cost (CZK/m2)	1,237 to 1,892	1,892	Increase
		Real Estate - Cost Approach	Depreciation Factor	0.50 to 1.00	0.81	Increase
		Real Estate - Income Approach	Market Rent CZK/Year	CZK5,011,718 to CZK8,700,000	CZK5,011,718	Increase
		Real Estate - Income Approach	Cap Rate	6.0% to 7.0%	6.5%	Decrease
		Real Estate - Income Approach	Adj. Factor for Development Zone	n/a	1.15	Increase
	227,200	Recent Transaction	Transaction Price	$1,000	$1,000	Increase
Equity warrants	1,133,781	Market Approach	Adjusted EBITDA Multiple	4.8x-9.0x	6.0x	Increase
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2021 and December 31, 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$89,710,744	$1,129,156,027	$1,218,866,771
Subordinated debt and 2nd lien notes	—	—	186,866,059	186,866,059
Structured products	—	24,834,070	—	24,834,070
Equity shares	—	—	52,002,551	52,002,551
Equity warrants	—	351,652	1,137,116	1,488,768
Short-term investments	10,574,196	—	—	10,574,196
Investments subject to leveling	$10,574,196	$114,896,466	$1,369,161,753	$1,494,632,415
Investment in joint ventures / PE fund(1)				80,476,958
				$1,575,109,373

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$115,533,401	$1,055,717,111	$1,171,250,512
Subordinated debt and 2nd lien notes	—	7,947,184	130,819,936	138,767,120
Structured products	—	32,508,845	—	32,508,845
Equity shares	—	424,090	44,227,024	44,651,114
Equity warrants	—	166,416	1,133,781	1,300,197
Short-term investments	65,558,227	—	—	65,558,227
Investments subject to leveling	$65,558,227	$156,579,936	$1,231,897,852	$1,454,036,015
Investment in joint ventures / PE fund(1)				41,759,922
				$1,495,795,937
(1)The Company's investments in Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020:

Six Months Ended June 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,055,717,111	$130,819,936	$44,227,024	$1,133,781	$1,231,897,852
New investments	420,633,459	75,315,803	5,461,038	163,000	501,573,300
Transfers into Level 3	—	2,233,600	3,223,510	—	5,457,110
Proceeds from sales of investments	(277,575,137)	(8,771,000)	(5,946,010)	—	(292,292,147)
Loan origination fees received	(9,036,702)	(987,358)	—	—	(10,024,060)
Principal repayments received	(71,712,993)	(17,705,291)	—	—	(89,418,284)
Payment-in-kind interest	482,629	7,569,986	—	—	8,052,615
Accretion of loan discounts	6,416	199,434	—	—	205,850
Accretion of deferred loan origination revenue	3,110,042	285,015	—	—	3,395,057
Realized gain (loss)	2,573,680	(23,956)	(461,678)	—	2,088,046
Unrealized appreciation (depreciation)	4,957,522	(2,070,110)	5,498,667	(159,665)	8,226,414
Fair value, end of period	$1,129,156,027	$186,866,059	$52,002,551	$1,137,116	$1,369,161,753

Six Months Ended June 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$555,500,307	$12,011,965	$760,716	$568,272,988
New investments	114,529,054	660,263	512,299	115,701,616
Transfers in (out) of Level 3	19,063,921	(2,312,500)	—	16,751,421
Proceeds from sales of investments	(41,847,723)	—	—	(41,847,723)
Loan origination fees received	(3,089,477)	(19,808)	—	(3,109,285)
Principal repayments received	(17,760,617)	—	—	(17,760,617)
Payment-in-kind interest	198,839	—	—	198,839
Accretion of loan premium	(9,119)	—	—	(9,119)
Accretion of deferred loan origination revenue	1,124,798	16,915	—	1,141,713
Realized loss	(311,196)	—	—	(311,196)
Unrealized depreciation	(31,616,478)	(301,944)	(202,605)	(32,121,027)
Fair value, end of period	$595,782,309	$10,054,891	$1,070,410	$606,907,610
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $9.3 million and $8.9 million during the three and six months ended June 30, 2021, respectively, was related to portfolio company investments that were still held by the Company as of June 30, 2021. Pre-tax net unrealized appreciation (depreciation) on Level 3 investments of $10.0 million and $(32.6) million during the three and six months ended months ended June 30, 2020, respectively, was related to portfolio company investments that were still held by the Company as of June 30, 2020.
Exclusive of short-term investments, during the six months ended June 30, 2021, the Company made investments of approximately $503.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2021, the Company made investments of $35.8 million in portfolio companies to which it was previously committed to provide such financing.
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
Fee income for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Recurring Fee Income:
Amortization of loan origination fees	$1,163,837	$463,590	$2,241,927	$893,139
Management, valuation and other fees	547,829	154,000	1,129,223	329,755
Total Recurring Fee Income	1,711,666	617,590	3,371,150	1,222,894
Non-Recurring Fee Income:
Prepayment fees	—	—	49,517	84,151
Acceleration of unamortized loan origination fees	868,068	20,118	1,271,016	248,574
Advisory, loan amendment and other fees	(11,279)	12,725	9,947	55,807
Total Non-Recurring Fee Income	856,789	32,843	1,330,480	388,532
Total Fee Income	$2,568,455	$650,433	$4,701,630	$1,611,426
Concentration of Credit Risk
As of both June 30, 2021 and December 31, 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2021 and December 31, 2020, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 3.1% and 2.5%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
As of June 30, 2021, all of the Company's assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currencies
As of June 30, 2021, the Company held one investment that was denominated in Canadian dollars, two investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 26 investments that were denominated in Euros and 16 investments that were denominated in British pounds sterling. As of December 31, 2020, the Company held two investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 17 investments that were denominated in Euros and 11 investments that were denominated in British pounds sterling.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
In addition, during both the six months ended June 30, 2021 and June 30, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2021 and December 31, 2020 was approximately $1,548.7 million and $1,486.0 million, respectively. As of June 30, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $19.4 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $43.2 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $23.8 million. As of December 31, 2020, net unrealized depreciation on the Company's investments (tax basis) was approximately $1.3 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $23.4 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $24.7 million.
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
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2021 and December 31, 2020:

Issuance Date	Maturity Date	Interest Rate as of June 30, 2021	June 30, 2021	December 31, 2020
Credit Facilities:
February 21, 2019	February 21, 2024	2.086%	$668,452,480	$719,660,707
Total Credit Facilities			$668,452,480	$719,660,707
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000,000	$25,000,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000,000	25,000,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500,000	62,500,000
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500,000	112,500,000
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000,000	—
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000,000	—
(Less: Deferred financing fees)			(777,079)	(664,334)
Total Notes			$374,222,921	$224,335,666
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of June 30, 2021, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of June 30, 2021, the Company had U.S. dollar borrowings of $357.0 million outstanding under the February 2019 Credit Facility with an interest rate of 2.125% (one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of 12.8kr million ($1.5 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £68.3 million ($94.4 million U.S. dollars) with an interest rate of 2.063% (one month GBP LIBOR of 0.063%), borrowings denominated in Australian dollars of A$36.6 million ($27.5 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.050%) and borrowings denominated in Euros of €158.6 million ($188.1 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
As of June 30, 2021 and December 31, 2020, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $668.5 million and $719.7 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2021, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of both June 30, 2021 and December 31, 2020, the fair value of the outstanding August 2025 Notes was $50.0 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2021, the Company was in compliance with all covenants under the November 2020 NPA.

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
As of both June 30, 2021 and December 31, 2020, the fair value of the outstanding Series B Notes and the Series C Notes was $62.5 million and $112.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2021, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of June 30, 2021, the fair value of the outstanding Series D Notes and the Series E Notes was $80.0 million and $70.0 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
6. DERIVATIVE INSTRUMENTS
Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company and the Adviser entered into the Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreement. Net unrealized appreciation or depreciation on the Credit Support Agreement is included in "Net unrealized appreciation (depreciation) - credit support agreement" in the Company’s Unaudited Consolidated Statements of Operations.
The following tables presents the fair value and aggregate unrealized depreciation of the Company's Credit Support Agreement as of June 30, 2021 and December 31, 2020:

As of June 30, 2021: Description	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$14,300,006	$700,006

Total Credit Support Agreement					$700,006

As of December 31, 2020: Description	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$13,600,000	$—

Total Credit Support Agreement					$—
As of June 30, 2021 and December 31, 2020, the fair value of the Credit Support Agreement was $14.3 million and $13.6 million, respectively, and is included in "Credit support agreement" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the Reference Portfolio, which are all Level 3 inputs.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables presents the Company's foreign currency forward contracts as of June 30, 2021 and December 31, 2020:

As of June 30, 2021: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$853,209	A$1,114,133	07/07/21	$16,750	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	A$1,114,133	$842,900	07/07/21	(6,440)	Derivative liability
Foreign currency forward contract (AUD)	$843,201	A$1,114,133	10/06/21	6,439	Prepaid expenses and other assets

Foreign currency forward contract (CAD)	C$6,000,000	$4,863,920	07/07/21	(18,596)	Derivative liability
Foreign currency forward contract (CAD)	$4,974,150	C$6,000,000	07/07/21	128,825	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	$4,863,825	C$6,000,000	10/06/21	18,572	Prepaid expenses and other assets

Foreign currency forward contract (EUR)	€20,518,045	$24,952,136	07/07/21	(617,138)	Derivative liability
Foreign currency forward contract (EUR)	$24,184,783	€20,518,045	07/07/21	(150,216)	Derivative liability
Foreign currency forward contract (EUR)	$5,039,910	€4,218,045	10/06/21	27,868	Prepaid expenses and other assets

Foreign currency forward contract (GBP)	£2,388,498	$3,315,648	07/07/21	(16,006)	Derivative liability
Foreign currency forward contract (GBP)	$3,289,859	£2,388,498	07/07/21	(9,783)	Derivative liability
Foreign currency forward contract (GBP)	$3,316,255	£2,388,498	10/06/21	15,940	Prepaid expenses and other assets

Foreign currency forward contract (SEK)	$176,315	1,530,825kr	07/07/21	(2,693)	Derivative liability
Foreign currency forward contract (SEK)	1,530,825kr	$179,964	07/07/21	(956)	Derivative liability
Foreign currency forward contract (SEK)	$180,113	1,530,825kr	10/06/21	955	Prepaid expenses and other assets
Total				$(606,479)

As of December 31, 2020: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$8,471,304	A$11,378,670	01/05/21	$(309,049)	Derivative liability
Foreign currency forward contract (AUD)	A$11,378,670	$8,610,504	01/05/21	169,849	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$148,019	A$193,882	04/06/21	(1,698)	Derivative liability

Foreign currency forward contract (EUR)	$13,472,749	€11,406,604	01/05/21	(483,801)	Derivative liability
Foreign currency forward contract (EUR)	€11,406,604	$13,518,023	01/05/21	438,526	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$561,754	€456,604	04/06/21	1,944	Derivative liability

Foreign currency forward contract (GBP)	$13,554,607	£10,215,299	01/05/21	(409,190)	Derivative liability
Foreign currency forward contract (GBP)	£10,215,299	$13,717,678	01/05/21	246,118	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$13,109,849	£9,672,758	04/06/21	(119,769)	Derivative liability

Foreign currency forward contract (SEK)	$141,603	1,259,406kr	01/05/21	(11,748)	Derivative liability
Foreign currency forward contract (SEK)	1,259,406kr	$152,396	01/05/21	955	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$164,325	1,356,628kr	04/06/21	(1,028)	Derivative liability
Total				$(478,891)
As of June 30, 2021 and December 31, 2020, the total fair value of the Company's foreign currency forward contracts was $(0.6) million and $(0.5) million, respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021 and December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2021 and December 31, 2020 were as follows:

Portfolio Company	Investment Type	June 30, 2021	December 31, 2020
ADE Holding(1)(3)	Committed Capex Line	$—	$91,814
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	2,027,027	—
Anju Software, Inc.(1)	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	2,540,509	4,193,475
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	—	363,636
Bidwax(1)(3)	Acquisition Capex Facility	711,540	—
BigHand UK Bidco Limited(1)(4)	Acquisition Capex Facility	385,890	—
British Engineering Services Holdco Limited(1)(4)	Acquisition Facility	—	7,006,008
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	624,735	618,177
Canadian Orthodontic Partners Corp(1)(2)(6)	Delayed Draw Term Loan	448,717	—
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	480,689	495,950
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	1,672,446
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,247,359	1,551,602
Contabo Finco S.À R.L(1)(3)	Delayed Draw Term Loan	221,189	228,211
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	2,666,667	—
CSL Dualcom(1)(4)	Delayed Draw Term Loan	1,017,866	1,007,182
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	2,430,569	2,430,569
DreamStart Bidco SAS(1)(3)	Acquisition Facility	965,004	995,640
EPS NASS Parent, Inc.(1)(2)	Delayed Draw Term Loan	1,310,051	—
F24 (Stairway BidCo GmbH)(1)(3)	Acquisition Facility	422,480	323,840
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180,000	—
FitzMark Buyer, Inc.(1)	Delayed Draw Term Loan	—	1,470,588
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	3,444,445	4,984,771
FragilePak LLC(1)(2)	Delayed Draw Term Loan	4,687,500	—
Heartland, LLC(1)	Delayed Draw Term Loan	4,850,912	5,347,666
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(3)	Accordion Facility	—	10,225,081
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	741,299	—
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	5,914,219	5,914,219
IM Square(1)(2)(3)	Acquisition Facility	8,064,124	—
Innovad Group II BV(1)(3)	Delayed Draw Term Loan	1,902,687	—
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,644,039	2,727,980
Jocassee Partners LLC	Joint Venture	20,000,000	30,000,000
Kano Laboratories LLC(1)	Delayed Draw Term Loan	4,543,950	4,543,950
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	—	322,928
LAF International(1)(2)(3)	Acquisition Facility	355,770	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	81,977	—
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	2,253,239	2,315,967
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	3,336,495	3,301,472
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	1,600,000	—
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	2,498,751	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	June 30, 2021	December 31, 2020
Options Technology Ltd.(1)	Delayed Draw Term Loan	—	2,604,080
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	1,324,375	1,535,025
Premier Technical Services Group(1)(4)	Acquisition Facility	936,187	1,197,505
Premium Invest(1)(2)(3)	Acquisition Facility	5,099,373	—
Protego Bidco B.V.(1)(3)	Delayed Draw Term Loan	880,421	—
Protego Bidco B.V.(1)(3)	Revolver	1,548,591	—
PSC UK Pty Ltd.(1)(4)	Acquisition Facility	540,834	535,157
Questel Unite(1)(2)(3)	Cap Acquisition Facility	4,790,061	10,300,913
Radwell International, LLC(1)	Delayed Draw Term Loan	—	3,235,947
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	1,454,545	1,454,546
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	6,467,345	6,467,345
Security Holdings B.V.(1)(2)	Delayed Draw Term Loan	2,371,801	—
Security Holdings B.V.(1)(2)	Revolver	1,185,901	—
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	2,148,691	2,148,691
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	3,489,026	3,489,026
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	13,531,585	13,389,546
The Hilb Group, LLC(1)	Delayed Draw Term Loan	4,756,929	5,545,939
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	1,857,017	6,035,305
USLS Acquisition, Inc.(1)(2)	Delayed Draw Term Loan	—	450,466
Utac Ceram(1)(2)(3)	Delayed Draw Term Loan	—	743,327
Waccamaw River	Joint Venture	19,475,000	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	5,989,298	5,989,298
Total unused commitments to extend financing		$164,428,050	$159,236,659

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
(6)Actual commitment amount is denominated in Canadian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of June 30, 2021 and December 31, 2020, the Company had guaranteed €9.9 million ($11.7 million U.S. dollars and $12.1 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh ("MVC Auto"). The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company's Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In addition, as of December 31, 2020, the Company agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization was reflected as "Restricted cash" on the accompanying Audited Consolidated Balance Sheet as of December 31, 2020. The letter of credit expired on April 30, 2021, and as of June 30, 2021, none of the Company’s cash was restricted.

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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint alleged certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019, the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. The plaintiff filed its opening brief with the United States Court of Appeals for the Fourth Circuit on January 6, 2020. The defendants filed their response brief on February 28, 2020, and the plaintiff filed its reply brief on March 27, 2020. The United States Court of Appeals for the Fourth Circuit heard oral argument on the appeal on December 9, 2020. On February 22, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the court’s September 20, 2019 order dismissing the action with prejudice. The deadline for the plaintiff to file a petition for a writ of certiorari in the United States Supreme Court has expired. Consequently, the complaint is dismissed with prejudice and the case is over.
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
COVID-19 Developments
During the six months ended June 30, 2021, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$10.99	$11.66
Net investment income(1)	0.44	0.29
Net realized gain (loss) on investments / foreign currency transactions(1)	0.03	(0.35)
Net unrealized appreciation (depreciation) on investments/ CSA / foreign currency transactions(1)	0.32	(1.12)
Total increase (decrease) from investment operations(1)	0.79	(1.18)
Dividends/distributions paid to stockholders from net investment income	(0.39)	(0.32)
Purchases of shares in share repurchase plan	—	0.05
Loss on extinguishment of debt(1)	—	(0.01)
Other	—	0.03
Net asset value at end of period	$11.39	$10.23
Market value at end of period(2)	$10.56	$7.94
Shares outstanding at end of period	65,316,085	47,961,753
Net assets at end of period	$744,127,561	$490,473,194
Average net assets	$731,948,104	$517,358,958
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)(3)	9.51%	8.28%
Ratio of net investment income to average net assets (annualized)	7.91%	5.34%
Portfolio turnover ratio (annualized)	33.77%	15.48%
Total return(4)	19.22%	(18.74)%
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
9. SUBSEQUENT EVENTS
Subsequent to June 30, 2021, the Company made approximately $185.6 million of new commitments, of which $150.3 million closed and funded. The $150.3 million of investments consist of $53.9 million of first lien senior secured debt investments, $6.6 million of second lien senior secured and subordinated debt investments and an $89.8 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. The weighted average yield of the debt investments was 7.5%. In addition, the Company funded $18.4 million of previously committed delayed draw term loans.
On August 5, 2021, the Board declared a quarterly distribution of $0.21 per share payable on September 15, 2021 to holders of record as of September 8, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and six months ended June 30, 2021, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of June 30, 2021 and December 31, 2020, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 7.4% and 7.1%, respectively. The weighted average yield on the principal amount all of our outstanding investments (including equity and equity-linked investments and short-term investments but excluding non-accrual debt investments) was approximately 6.7% and 6.4% as of June 30, 2021 and December 31, 2020, respectively. The weighted average yield on the principal amount all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 6.7% and 6.5% as of June 30, 2021 and December 31, 2020, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees globally working remotely while maintaining service levels to our partners and clients. In the United States, all offices are open. In Europe, the regional headquarters in London is open as are the majority of other offices in Europe. In Asia, all offices remain open. Barings’ return-to-office taskforce continues to plan for the safe return of employees to all office locations with a target date for a widespread return of associates to all office locations globally planned for September 2021. This date is subject to the continued success of the global vaccination program and reduction in COVID-19 case numbers. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
While we have been carefully monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, we have continued to fund our existing debt commitments. In addition, we have continued to make and originate, and expect to continue to make and originate, new loans.

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. We are unable to predict the extent and duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies could experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“BGPF”) manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings’ $296.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
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
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to the Board’s oversight, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of June 30, 2021, our asset coverage ratio was 171.1%.

Portfolio Investment Composition
The total value of our investment portfolio was $1,575.1 million as of June 30, 2021, as compared to $1,495.8 million as of December 31, 2020. As of June 30, 2021, we had investments in 163 portfolio companies and one money market fund with an aggregate cost of $1,548.8 million. As of December 31, 2020, we had investments in 146 portfolio companies and two money market funds with an aggregate cost of $1,486.1 million. As of both June 30, 2021 and December 31, 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2021 and December 31, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2021:
Senior debt and 1st lien notes	$1,204,984,713	78%	$1,218,866,771	77%
Subordinated debt and 2nd lien notes	188,845,576	12	186,866,059	12
Structured products	21,620,236	1	24,834,070	2
Equity shares	46,546,414	3	52,002,551	3
Equity warrants	1,398,383	—	1,488,768	—
Investment in joint ventures / PE fund	74,807,532	5	80,476,958	5
Short-term investments	10,574,196	1	10,574,196	1
	$1,548,777,050	100%	$1,575,109,373	100%
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9
Structured products	30,071,808	2	32,508,845	2
Equity shares	44,693,645	3	44,651,114	3
Equity warrants	1,235,383	—	1,300,197	—
Investment in joint ventures / PE fund	39,282,532	3	41,759,922	3
Short-term investments	65,558,227	4	65,558,227	4
	$1,486,055,145	100%	$1,495,795,937	100%
Investment Activity
During the six months ended June 30, 2021, we made 40 new investments totaling $390.9 million, made investments in existing portfolio companies totaling $112.9 million, made a net new joint venture equity investment totaling $5.5 million and additional investments in joint venture equity portfolio companies totaling $30.0 million. We had 13 loans repaid at par totaling $92.6 million and received $25.6 million of portfolio company principal payments. In addition, we sold $57.0 million of loans, recognizing a net realized gain on these transactions of $2.4 million, and sold $250.4 million of middle-market portfolio company debt investments to one of our joint ventures and realized a gain on these transactions of $1.4 million. Lastly, we received proceeds related to the sale of equity investments totaling $5.9 million and recognized a net realized loss on such sales totaling $0.5 million.
During the six months ended June 30, 2020, we made 31 new investments totaling $126.9 million, made investments in existing portfolio companies totaling $33.2 million, made a new joint venture equity investment totaling $1.5 million and additional investments in joint venture equity portfolio companies totaling $5.0 million. We had 12 loans repaid at par totaling total $52.0 million and received $6.4 million of portfolio company principal payments. In addition, we sold $105.5 million of loans, recognizing a net realized loss on these transactions of $16.4 million, and sold $30.8 million of debt investments to our joint venture. In addition, one broadly syndicated loan investment was restructured. Under U.S. GAAP, this restructuring was considered a material modification and as a result, we recognized a loss of approximately $0.6 million related to this restructuring. Lastly, we received $0.2 million in escrow distributions from legacy portfolio companies, which were recognized as realized gains.

Total portfolio investment activity for the six months ended June 30, 2021 and 2020 was as follows:

Six Months Ended June 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Short-term Investments	Total
Fair value, beginning of period	$1,171,250,512	$138,767,120	$32,508,845	$44,651,114	$1,300,197	$41,759,922	$65,558,227	$1,495,795,937
New investments	420,633,459	75,315,803	—	8,260,458	163,000	38,200,000	217,559,209	760,131,929
Proceeds from sales of investments	(291,704,784)	(8,771,000)	(6,823,471)	(5,971,996)	—	(2,675,000)	(272,542,440)	(588,488,691)
Loan origination fees received	(9,036,702)	(987,358)	—	—	—	—	—	(10,024,060)
Principal repayments received	(91,579,875)	(24,847,271)	(2,307,299)	—	—	—	—	(118,734,445)
Payment-in-kind interest	1,564,886	7,569,986	—	—	—	—	—	9,134,872
Accretion of loan discounts	1,267,506	2,527,550	26,879	—	—	—	—	3,821,935
Accretion of deferred loan origination revenue	3,227,928	285,015	—	—	—	—	—	3,512,943
Realized gain (loss)	3,175,550	(23,956)	652,320	(435,692)	—	—	(800)	3,367,422
Unrealized appreciation (depreciation)	10,068,291	(2,969,830)	776,796	5,498,667	25,571	3,192,036	—	16,591,531
Fair value, end of period	$1,218,866,771	$186,866,059	$24,834,070	$52,002,551	$1,488,768	$80,476,958	$10,574,196	$1,575,109,373

Six Months Ended June 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,050,863,369	$15,220,969	$—	$760,716	$10,229,813	$96,568,940	$1,173,643,807
New investments	145,908,541	2,160,081	11,518,233	512,299	6,500,000	403,971,410	$570,570,564
Proceeds from sales of investments	(136,317,018)	—	—	(241,428)	—	(442,510,852)	$(579,069,298)
Loan origination fees received	(3,111,977)	(19,808)	—	—	—	—	$(3,131,785)
Principal repayments received	(58,401,447)	—	(19,432)	—	—	—	$(58,420,879)
Payment-in-kind interest earned	198,839	—	—	—	—	—	$198,839
Accretion of loan discounts	576,166	9,299	18,831	—	—	—	$604,296
Accretion of deferred loan origination revenue	1,124,781	16,932	—	—	—	—	$1,141,713
Realized gain (loss)	(17,016,092)	—	1,841	241,428	—	16,979	$(16,755,844)
Unrealized appreciation (depreciation)	(53,139,679)	(1,346,538)	744,762	(202,605)	(795,968)	(353)	$(54,740,381)
Fair value, end of period	$930,685,483	$16,040,935	$12,264,235	$1,070,410	$15,933,845	$58,046,124	$1,034,041,032

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2021, we had no non-accrual assets. As of December 31, 2020, the fair value of our non-accrual asset was $3.0 million, which comprised 0.2% of the total fair value of our portfolio, and the cost of our non-accrual asset was $3.0 million, which comprised 0.2% of the total cost of our portfolio.
Results of Operations
Three and Six months ended June 30, 2021 and June 30, 2020
Operating results for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total investment income	$33,153,488	$16,139,764	$63,746,721	$34,819,362
Total operating expenses	18,595,830	9,610,635	34,832,967	20,996,164
Net investment income	14,557,658	6,529,129	28,913,754	13,823,198
Income taxes, including excise tax benefit	—	—	(18,038)	—
Net investment income after taxes	14,557,658	6,529,129	28,931,792	13,823,198
Net realized gains (losses)	342,660	(16,514,997)	2,182,240	(16,817,369)
Net unrealized appreciation (depreciation)	14,409,413	65,043,310	20,683,568	(54,352,743)
Loss on extinguishment of debt	—	(306,202)	—	(443,592)
Benefit from taxes	(1,700)	(2,532)	(1,290)	17,467
Net increase (decrease) in net assets resulting from operations	$29,308,031	$54,748,708	$51,778,272	$(57,773,039)
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income:
Interest income	$26,819,189	$15,295,679	$52,033,431	$32,970,081
Dividend income	394,901	2,603	466,401	2,603
Fee and other income	2,568,455	650,433	4,701,630	1,611,426
Payment-in-kind interest income	3,370,885	191,049	6,544,672	234,621
Interest income from cash	58	—	587	631
Total investment income	$33,153,488	$16,139,764	$63,746,721	$34,819,362
The change in investment income for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was primarily due to an increase in the average size of our portfolio and acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans. For the three and six months ended June 30, 2021, acceleration of unamortized OID income and unamortized loan origination fees totaled $2.2 million and $2.6 million, respectively, as compared to $20,118 and $0.2 million, respectively for the three and six months ended June 30, 2020. The amount of our outstanding debt investments was $1,463.6 million as of June 30, 2021, as compared to $1,053.9 million as of June 30, 2020. This increase is in part due to the acquisition of investment assets in the MVC Acquisition. The weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was 7.4% as of June 30, 2021, as compared to 5.3% as of June 30, 2020.

Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses:
Interest and other financing fees	$7,994,447	$4,624,731	$15,279,156	$10,628,864
Base management fees	4,891,372	3,616,787	8,820,622	7,529,160
Incentive management fees	3,510,345	—	6,232,086	—
Compensation expenses	—	—	—	48,410
General and administrative expenses	2,199,666	1,369,117	4,501,103	2,789,730
Total operating expenses	$18,595,830	$9,610,635	$34,832,967	$20,996,164
Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2021 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes and the February Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three and six months ended June 30, 2020 were attributable to borrowings under Barings BDC Senior Funding I, LLC’s credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), the February 2019 Credit Facility and our May 2019 $449.3 million term debt securitization (the “Debt Securitization”). The increase in interest and other financing fees for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, was primarily attributable to the issuance of the August 2025 Notes, the November Notes and the February Notes and increased borrowings under the February 2019 Credit Facility, partially offset by the repayment of the Debt Securitization and the repayment of the borrowings under the August 2018 Credit Facility.
Base Management Fees
Under the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, the terms of the Original Advisory Agreement) and the fee arrangements thereunder. For the three and six months ended June 30, 2021, the amount of Base Management Fee incurred was approximately $4.9 million and $8.8 million, respectively. For the three and six months ended June 30, 2020, the amount of Base Management Fee incurred was approximately $3.6 million and $7.5 million, respectively. The increase in the Base Management Fee for the three and six months ended June 30, 2021 versus the corresponding 2020 periods is primarily related to the average value of gross assets increasing from $1,052.2 million as of the end of the two most recently completed calendar quarters prior to June 30, 2020 to $1,565.2 million as of the end of the two most recently completed calendar quarters prior to June 30, 2021.The increase in the Base Management Fee attributable to the increase in our average gross assets was partially offset by a decrease in the Base Management Fee rate. For both the three and six months ended June 30, 2021, the Base Management Fee rate was 1.250%. For both the three and six months ended June 30, 2020, the Base Management Fee rate was 1.375%.
Incentive Fee (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement)
Under the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Amended and Restated Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2021, the amount of income-based fee incurred was $3.5 million and $6.2 million, respectively. We did not incur any income-based fee for the three or six months ended June 30, 2020.

General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and six months ended June 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2020, the amount of administration expense incurred and invoiced by the Adviser for expenses was approximately $0.2 million and $0.6 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal, valuation and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$553,013	$(16,597,865)	$3,444,053	$(16,755,844)
Affiliate investments	—	—	(76,631)	—
Net realized gains (losses) on investments	553,013	(16,597,865)	3,367,422	(16,755,844)
Foreign currency transactions	(210,353)	82,868	(1,185,182)	(61,525)
Net realized gains (losses)	$342,660	$(16,514,997)	$2,182,240	$(16,817,369)
In the three months ended June 30, 2021, we recognized net realized gains totaling $0.3 million, which consisted primarily of a net gain on our loan portfolio of $0.6 million partially offset by a net loss on foreign currency transactions of $0.2 million. In the six months ended June 30, 2021, we recognized net realized gains totaling $2.2 million, which consisted primarily of a net gain on our loan portfolio of $3.4 million partially offset by a net loss on foreign currency transactions of $1.2 million.
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
recognized as realized gains.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$4,304,354	$63,416,644	$9,661,448	$(53,944,413)
Affiliate investments	7,087,294	3,037,255	9,531,991	(795,968)
Control investments	1,367,526	—	(2,601,908)	—
Net unrealized appreciation (depreciation) on investments	12,759,174	66,453,899	16,591,531	(54,740,381)
Credit support agreement	2,300,005	—	700,006	—
Foreign currency transactions	(649,766)	(1,410,589)	3,392,031	387,638
Net unrealized appreciation (depreciation)	$14,409,413	$65,043,310	$20,683,568	$(54,352,743)
During the three months ended June 30, 2021, we recorded net unrealized appreciation totaling $14.4 million, consisting of net unrealized appreciation on our current portfolio of $12.1 million, unrealized appreciation of $2.3 million on the credit support agreement with Barings and unrealized appreciation reclassification adjustments of $0.7 million related to the net realized gains on the sales / repayments of certain investments, net of unrealized depreciation related to foreign currency transactions of $0.6 million. The net unrealized appreciation on our current portfolio of $12.1 million was driven primarily by broad market moves for investments of $7.8 million and the credit or fundamental performance of investments of $5.1 million, partially offset by the impact of foreign currency exchange rates on investments of $0.8 million.
During the six months ended June 30, 2021, we recorded net unrealized appreciation totaling $20.7 million, consisting of net unrealized appreciation on our current portfolio of $18.5 million, unrealized appreciation related to foreign currency transactions of $3.4 million and unrealized appreciation of $0.7 million on the credit support agreement with Barings, net of unrealized depreciation reclassification adjustments of $1.9 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $18.5 million was driven primarily by broad market moves for investments of $21.7 million and the credit or fundamental performance of investments of $2.0 million, partially offset by the impact of foreign currency exchange rates on investments of $5.2 million.
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
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our $800 million senior secured revolving credit facility with ING Capital LLC (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”) and the August 2020 NPA (as defined below under "Financing Transactions") and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above, as well as with the notes to our Unaudited Consolidated Financial Statements.
Cash Flows
For the six months ended June 30, 2021, we experienced a net decrease in cash in the amount of $61.8 million. During that period, our operating activities used $139.0 million in cash, consisting primarily of purchases of portfolio investments of $538.0 million and purchases of short-term investments of $217.6 million, partially offset by proceeds from sales of portfolio investments totaling $322.4 million and sales of short-term investments of $272.5 million. In addition, our financing activities provided $77.2 million of cash, consisting of net proceeds of $149.8 million from the issuance of the February Notes (as defined below under “Financing Transactions”), partially offset by net repayments under the February 2019 Credit Facility of $47.1 million and dividends paid in the amount of $25.5 million. As of June 30, 2021, we had $30.7 million of cash and foreign currencies on hand.
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
As of June 30, 2021, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $357.0 million outstanding under the February 2019 Credit Facility with an interest rate of 2.125% (one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of 12.8kr million ($1.5 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £68.3 million ($94.4 million U.S. dollars) with an interest rate of 2.063% (one month GBP LIBOR of 0.063%), borrowings denominated in Australian dollars of A$36.6 million ($27.5 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.050%) and borrowings denominated in Euros of €158.6 million ($188.1 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2021, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $668.5 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2021, we were in compliance with all covenants under the August 2020 NPA.
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
As of June 30, 2021, the fair value of the outstanding August 2025 Notes was $50.0 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2021, we were in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2021, the fair value of the outstanding Series B Notes and the Series C Notes was $62.5 million and $112.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2021, we were in compliance with all covenants under the February 2021 NPA.
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

As of June 30, 2021, the fair value of the outstanding Series D Notes and the Series E Notes was $80.0 million and $70.0 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Purchases under the 2020 Share Repurchase Program were made in open-market transactions and included transactions being executed by a broker selected by us that had been delegated the authority to repurchase shares on our behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. During the three and six months ended June 30, 2020, we repurchased a total of 327,069 and 989,050 shares, respectively, of our common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.17 and $7.21 per share, respectively, including broker commissions.
In addition, in connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. During the three and six months ended June 30, 2021, we did not repurchase any shares under the authorized program.
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
We have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing agreement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend under published guidance from the Internal Revenue Service) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.
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
Recent Developments
Subsequent to June 30, 2021, we made approximately $185.6 million of new commitments, of which $150.3 million closed and funded. The $150.3 million of investments consist of $53.9 million of first lien senior secured debt investments, $6.6 million of second lien senior secured and subordinated debt investments and an $89.8 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. The weighted average yield of the debt investments was 7.5%. In addition, we funded $18.4 million of previously committed delayed draw term loans.
On August 5, 2021, the Board declared a quarterly distribution of $0.21 per share payable on September 15, 2021 to holders of record as of September 8, 2021.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. Barings uses its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, we may determine that it is not cost-

effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
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
Valuation of Investment in Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP
We estimate the fair value of our investments in Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP using the NAV of each company and our ownership percentage. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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

Fee income for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Recurring Fee Income:
Amortization of loan origination fees	$1,163,837	$463,590	$2,241,927	$893,139
Management, valuation and other fees	547,829	154,000	1,129,223	329,755
Total Recurring Fee Income	1,711,666	617,590	3,371,150	1,222,894
Non-Recurring Fee Income:
Prepayment fees	—	—	49,517	84,151
Acceleration of unamortized loan origination fees	868,068	20,118	1,271,016	248,574
Advisory, loan amendment and other fees	(11,279)	12,725	9,947	55,807
Total Non-Recurring Fee Income	856,789	32,843	1,330,480	388,532
Total Fee Income	$2,568,455	$650,433	$4,701,630	$1,611,426
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021 and December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2021 and December 31, 2020 were as follows:

Portfolio Company	Investment Type	June 30, 2021	December 31, 2020
ADE Holding(1)(3)	Committed Capex Line	$—	$91,814
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	2,027,027	—
Anju Software, Inc.(1)	Delayed Draw Term Loan	1,981,371	1,981,371
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	2,540,509	4,193,475
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	—	363,636
Bidwax(1)(3)	Acquisition Capex Facility	711,540	—
BigHand UK Bidco Limited(1)(4)	Acquisition Capex Facility	385,890	—
British Engineering Services Holdco Limited(1)(4)	Acquisition Facility	—	7,006,008
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	624,735	618,177
Canadian Orthodontic Partners Corp(1)(2)(6)	Delayed Draw Term Loan	448,717	—
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	480,689	495,950
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	1,672,446
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,247,359	1,551,602
Contabo Finco S.À R.L(1)(3)	Delayed Draw Term Loan	221,189	228,211
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	2,666,667	—
CSL Dualcom(1)(4)	Delayed Draw Term Loan	1,017,866	1,007,182
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	2,430,569	2,430,569
DreamStart Bidco SAS(1)(3)	Acquisition Facility	965,004	995,640
EPS NASS Parent, Inc.(1)(2)	Delayed Draw Term Loan	1,310,051	—
F24 (Stairway BidCo GmbH)(1)(3)	Acquisition Facility	422,480	323,840
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180,000	—
FitzMark Buyer, Inc.(1)	Delayed Draw Term Loan	—	1,470,588
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	3,444,445	4,984,771
FragilePak LLC(1)(2)	Delayed Draw Term Loan	4,687,500	—
Heartland, LLC(1)	Delayed Draw Term Loan	4,850,912	5,347,666
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(3)	Accordion Facility	—	10,225,081
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	741,299	—
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	5,914,219	5,914,219
IM Square(1)(2)(3)	Acquisition Facility	8,064,124	—
Innovad Group II BV(1)(3)	Delayed Draw Term Loan	1,902,687	—
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,644,039	2,727,980
Jocassee Partners LLC	Joint Venture	20,000,000	30,000,000
Kano Laboratories LLC(1)	Delayed Draw Term Loan	4,543,950	4,543,950
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	—	322,928
LAF International(1)(2)(3)	Acquisition Facility	355,770	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	81,977	—
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	2,253,239	2,315,967
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	3,336,495	3,301,472
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	1,600,000	—
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	2,498,751	—

Portfolio Company	Investment Type	June 30, 2021	December 31, 2020
Options Technology Ltd.(1)	Delayed Draw Term Loan	—	2,604,080
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	1,324,375	1,535,025
Premier Technical Services Group(1)(4)	Acquisition Facility	936,187	1,197,505
Premium Invest(1)(2)(3)	Acquisition Facility	5,099,373	—
Protego Bidco B.V.(1)(3)	Delayed Draw Term Loan	880,421	—
Protego Bidco B.V.(1)(3)	Revolver	1,548,591	—
PSC UK Pty Ltd.(1)(4)	Acquisition Facility	540,834	535,157
Questel Unite(1)(2)(3)	Cap Acquisition Facility	4,790,061	10,300,913
Radwell International, LLC(1)	Delayed Draw Term Loan	—	3,235,947
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	1,454,545	1,454,546
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	6,467,345	6,467,345
Security Holdings B.V.(1)(2)	Delayed Draw Term Loan	2,371,801	—
Security Holdings B.V.(1)(2)	Revolver	1,185,901	—
Smile Brands Group, Inc.(1)	Delayed Draw Term Loan	2,148,691	2,148,691
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	3,489,026	3,489,026
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	13,531,585	13,389,546
The Hilb Group, LLC(1)	Delayed Draw Term Loan	4,756,929	5,545,939
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	1,857,017	6,035,305
USLS Acquisition, Inc.(1)(2)	Delayed Draw Term Loan	—	450,466
Utac Ceram(1)(2)(3)	Delayed Draw Term Loan	—	743,327
Waccamaw River	Joint Venture	19,475,000	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	5,989,298	5,989,298
Total unused commitments to extend financing		$164,428,050	$159,236,659
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
(6)Actual commitment amount is denominated in Canadian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of June 30, 2021 and December 31, 2020, we had guaranteed €9.9 million ($11.7 million U.S. dollars and $12.1 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In addition, as of December 31, 2020, the Company agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization was reflected as "Restricted cash" on the accompanying Audited Consolidated Balance Sheet as of December 31, 2020. The letter of credit expired on April 30, 2021, and as of June 30, 2021, none of the Company’s cash was restricted.

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2021, we were not a party to any interest rate hedging arrangements.
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
As of June 30, 2021, approximately $1,260.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $25.2 million on an annual basis.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if we no longer maintain an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1.0%. The applicable LIBOR and currency rates depend on the currency and term of the draw under the February 2019 Credit Facility, and cannot be less than zero. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $13.4 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of June 30, 2021). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of June 30, 2021, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.5 million U.S. dollars) with an interest rate of 2.000%, borrowings denominated in British pounds sterling of £68.3 million ($94.4 million U.S. dollars) with an interest rate of 2.063%, borrowings denominated in Australian dollars of A$36.6 million ($27.5 million U.S. dollars) with an interest rate of 2.250% and borrowings denominated in Euros of €158.6 million ($188.1 million U.S. dollars) with an interest rate of 2.000%.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 10, 2018, the plaintiff filed its First Consolidated Amended Complaint. The complaint alleged certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding our business, operations and prospects between May 7, 2014 and November 1, 2017. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but did not specify the amount of damages being sought. On May 25, 2018, the defendants filed a motion to dismiss the complaint. On March 7, 2019, the court entered an order granting the defendants’ motion to dismiss. On March 28, 2019, the plaintiff filed a motion seeking leave to file a Second Consolidated Amended Complaint. On September 20, 2019, the court entered an order denying the plaintiff’s motion for leave to file a Second Consolidated Amended Complaint and dismissing the action with prejudice. On October 17, 2019, the plaintiff filed a notice of appeal seeking review of the court’s September 20, 2019 order. The plaintiff filed its opening brief with the United States Court of Appeals for the Fourth Circuit on January 6, 2020. The defendants filed their response brief on February 28, 2020, and the plaintiff filed its reply brief on March 27, 2020. The United States Court of Appeals for the Fourth Circuit heard oral argument on the appeal on December 9, 2020. On February 22, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the court’s September 20, 2019 order dismissing the action with prejudice. The deadline for the plaintiff to file a petition for a writ of certiorari in the United States Supreme Court has expired. Consequently, the complaint is dismissed with prejudice and the case is over.
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
There have been no material changes during the three months ended June 30, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2021, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 38,933 shares of our common stock for an aggregate of $403,650 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on May 6, 2021.
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

BARINGS BDC, INC.

Date:	August 5, 2021	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2021	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer